Form 10QSB
FULL HOUSE RESORTS INC
filed 1996-05-20
CIK 891482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO

         _____________________

                                                 Commission File No. 0-20630

                            FULL HOUSE RESORTS, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                         Delaware                            13-3391527
                --------------------------                ----------------
              (State or other jurisdiction of             (I.R.S. Employer
              incorporation or organization)             Identification No.)

                   Deadwood Gulch Resort
                     Highway 85 South
                       P.O. Box 643
                  Deadwood, South Dakota                        57732
             ---------------------------------               ----------
         (Address of principal executive offices)            (zip code)

                                 (605) 578-1294
                         -------------------------------
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No
                                               -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 1996, Registrant had 10,339,549 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                                                            Page

PART I.           Financial Information

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995                     3

                  Consolidated Statements of Operations for the three months ended March
                  31, 1996 and 1995                                                                          4

                  Consolidated Statements of Cash Flows for the three months ended March
                  31, 1996 and 1995                                                                          5

                  Notes to Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                                                        8

Part II. Other Information                                                                                  13

Signature Page                                                                                              14

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                      MARCH 31,    DECEMBER 31,
ASSETS                                                  1996          1995

CURRENT ASSETS:
  Cash and cash equivalents                           $ 2,883,072   $   581,529
  Accounts receivable                                     17,865        24,959
  Receivables from GTECH                                  89,456     1,149,486
  Receivables from joint ventures                           -       10,114,289
  Inventories                                             96,922        90,730
  Prepaid expenses                                       242,310       373,217
                                                     -----------   -----------
    Total current assets                               3,329,625    12,334,210

GAMING RIGHTS                                          3,258,836     3,258,836

ASSETS HELD FOR SALE - net                             6,308,785     6,560,333

INVESTMENTS IN JOINT VENTURES                          1,029,812       959,922

GOODWILL - net                                         2,784,486     2,912,698

OTHER ASSETS                                              11,638        11,750
                                                     -----------   -----------
TOTAL                                                $16,723,182   $26,037,749
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $   652,383   $11,042,260
  Accounts payable                                       315,877       386,914
  Accrued expenses                                       439,801       611,334
                                                     -----------   -----------
    Total current liabilities                          1,408,061    12,040,508
                                                     -----------   -----------
LONG-TERM DEBT, net of current portion                 6,748,409     4,545,194
                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock,
   par value $.0001, 5,000,000 shares authorized;
   700,000 shares issued and outstanding;
   aggregate liquiditation preference of
   $2,887,500 and $2,835,000                                  70            70
  Common stock, par value $.0001, 25,000,000
   shares authorized; 10,339,549 shares issued
   and outstanding                                         1,034         1,034
  Additional paid in capital                          16,413,315    16,413,315
  Accumulated deficit                                 (7,847,707)   (6,962,372)
                                                     -----------   -----------
    Total astockholders' equity                        8,566,712     9,452,047
                                                     -----------   -----------
TOTAL                                                $16,723,182   $26,037,749
                                                     ===========   ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1996          1995
OPERATING REVENUES:
  Casino                                             $   298,894    $  278,879
  Hotel/RV park                                          206,254       182,968
  Retail                                                 227,462       194,979
  Food and beverage                                      178,626       119,507
  Fun park                                                47,326        50,032
  Joint ventures                                         172,168          -
                                                     -----------    ----------
                                                       1,130,730       826,365
  Less: promotional allowances                           (52,137)      (39,433)
                                                     -----------    ----------
    Net operating revenues                             1,078,593       786,932
                                                     -----------    ----------

OPERATING COSTS AND EXPENSES:
  Casino                                                 258,959       283,723
  Hotel/RV park                                          130,538       117,500
  Retail                                                 212,933       180,594
  Food and beverage                                      131,800       106,582
  Fun park                                                70,607        77,157
  Sales and marketing                                     53,183        37,690
  General and administrative                             501,490       665,432
  Depreciation and amortization                          130,717       162,722
  Impairment of long-lived assets                        250,000          -
                                                     -----------    ----------
    Total operating costs and expenses                 1,740,227     1,631,400
                                                     -----------    ----------

LOSS FROM OPERATIONS                                    (661,634)     (844,468)

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs                 (251,115)      (87,790)
  Interest and other income                               27,414         6,145
                                                     -----------    ----------

NET LOSS                                                (885,335)     (926,113)

Less, undeclared dividends
  on cumulative preferred stock                           52,500        52,500
                                                     -----------    ----------

NET LOSS APPLICABLE TO
  COMMON SHARES                                      $  (937,835)   $ (978,613)
                                                     ===========    ==========

LOSS PER COMMON SHARE                                $     (0.09)   $    (0.11)
                                                     ===========    ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           10,339,549     8,893,017
                                                     ===========    ==========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1996          1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                           $  (885,335)  $  (926,113)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                         130,717       162,722
   Debt issue costs                                        9,312         2,904
   Impairment of long-lived assets                       250,000          -
   Changes in assets and liabilities:
    Decrease in accounts receivable                        7,904         5,588
    (Increase) decrease in inventories                    (6,192)          351
    Decrease in prepaid expenses                         130,907        79,489
    Increase (decrease) in accounts payable
     and accrued expenses                               (242,570)      166,904
                                                     -----------    ----------
     Net cash used in operating activities              (606,067)     (508,155)
                                                     -----------    ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment                    (10,157)      (38,126)
  Increase in investments in joint ventures              (69,890)         -
  Decrease in receivables from GTECH and joint
   ventures                                           11,174,319          -
  Gaming development costs                                  -       (1,518,079)
  Other                                                     -            9,122
                                                     -----------    ----------
    Net cash provided by (used in)
     investing activities                             11,094,272    (1,547,083)
                                                     -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                       3,000,000     2,176,583
  Repayment of debt                                  (11,186,662)      (36,883)
                                                     -----------    ----------
    Net cash provided by (used in)
     financing activities                             (8,186,662)    2,139,700
                                                     -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              2,301,543        84,462

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           581,529       384,670
                                                     -----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 2,883,072    $  469,132
                                                     ===========    ==========

See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM FINANCIAL STATEMENTS - The interim consolidated financial statements of Full House Resorts, Inc. (the "Company") included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Full House Resorts, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 1995.

      The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS ADOPTED

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which was adopted by the Company during the first quarter of 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per shares.

3.    GTECH LOAN

      On January 26, 1996, GTECH loaned the Company $3 million, which loan is convertible through January 25, 1998, subject to regulatory approval, into 600,000 shares of the Company's common stock. The loan is non-interest bearing through January 25, 1998, at which time the note begins to accrue interest at the prime rate. Monthly interest only payments commence on February 1, 1998, with the total principal and any unpaid interest due on January 25, 2001.

4.    LETTER OF INTENT

      On April 9, 1996, the Company signed a non-binding letter of intent for the sale of Deadwood Gulch Resort ("DGR"). Subsequently, during May 1996, negotiations with the purchaser under the letter of intent terminated. The Company will continue its efforts to sell DGR.

      Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale. Further analysis of the estimated realizable value of the assets held for sale resulted in an additional impairment loss of $250,000 recorded in the quarter ended March 31, 1996.

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

         Effective December 29, 1995, Full House entered into a series of agreements with GTECH Corporation. Pursuant to the agreements, limited liability joint venture companies were formed which are equally owned by GTECH and Full House. The rights of Full House to agreements with various Indian tribes and the Delaware State Fair were contributed to the joint ventures. See "Results of Operations" and "Liquidity."

         On April 9, 1996, the Company signed a non-binding letter of intent for the purchase of the Deadwood Gulch Resort by RGB Deadwood Gulch L.L.C. On May 13, 1996, negotiations with the purchaser under the letter of intent terminated. The Company will continue to attempt to sell the Resort. There can be no assurance that the Company will be successful in its attempts to sell the Resort on acceptable terms.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Revenues for the three months ended March 31, 1996 increased $304,365 to $1,130,730, as compared with revenues of $826,365 for the three months ended March 31, 1995. The increase was due to income from joint ventures of $172,168 and Resort revenues of $132,197.

         JOINT VENTURES. During 1995, four limited liability joint venture companies were formed by Full House and GTECH to pursue gaming opportunities and to which Full House transferred three of its present gaming ventures. Excluded were the Deadwood Gulch Resort and an additional venture where assignment was not completed pending further discussions with the tribe and with the holder of a 15% interest in that gaming contract. If assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses. Full House and GTECH each have a 50% interest in each limited liability company. Full House's share of the income generated by those companies was $172,168 for the three months ended March 31, 1996.

         CASINO OPERATIONS. Revenues increased $20,015 or 7.2% for the three months ended March 31, 1996 over the same period in 1995. Departmental expenses decreased $24,764 or 8.7% for the three months ended March 31, 1996 from 1995. As a result of the increase in revenues and decrease in expenses, departmental profit increased by $44,779 as compared to the same period in 1995. Management attributes the improvements to an aggressive promotion of tour bus business.

         HOTEL/RV RESORT. Hotel occupancy increased 30.1% for the three months ended March 31, 1996, and the average daily rate decreased by 13.0% to $35.77. As a result, revenues for the period increased $23,286 or 12.7% for the Hotel. Hotel/RV Resort departmental profit increased $10,248 or 15.7%. Management attributes the improvements to an aggressive promotion of tour bus business.

         RETAIL. Revenues increased by $32,483 or 16.7% for the three months ended March 31, 1996 from 1995. Departmental profit of $14,529 for the three months ended March 31, 1996 from 1995 was only slightly higher than the prior year period based upon the fact that the increased sales were primarily of low margin goods.

         FOOD AND BEVERAGE. Revenues for the three months ended March 31, 1996 were $178,626 (which includes $48,808 of promotional allowances), an increase of $59,119 or 49.5% from 1995 revenues of $119,507 (which included $36,548 of promotional allowances for the three months ended March 31, 1995). The departmental loss after subtracting promotional allowances decreased $21,641 over 1995. Management attributes the improvement to better cost of sales management and the development of a new menu, repositioning the restaurant in the market.

         GULCHES OF FUN FAMILY CENTER. Revenues for the three months ended March 31, 1996 decreased $2,706 from 1995 and departmental loss decreased $3,844 from the comparable period in 1995.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses increased $15,493 for the three months ended March 31, 1996 as compared to the prior year period due to an aggressive tour bus program.

         GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. Expenses decreased $32,168 for the three months ended March 31, 1996 from the comparable period in 1995.

         NON-RESORT GENERAL AND ADMINISTRATION EXPENSES. Non-Resort expenses for the three months ended March 31, 1996 totaled $362,342, a decrease of $131,774 over the prior year period. In 1996, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

         DEPRECIATION. Depreciation and amortization decreased $32,005 for the three months ended March 31, 1996 over the comparable period in 1995. This decrease is due to suspension of depreciation of the Resort offset by the amortization of goodwill.

         IMPAIRMENT OF LONG LIVED ASSETS. In January, 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon available information which indicates additional loss may be incurred upon disposition, the Company further reduced the carrying value of the Deadwood Gulch Resort in 1996 by $250,000. Pursuant to SFAS No. 121, the Company has suspended recording depreciation of the assets of the Deadwood Gulch Resort.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. Interest expense and debt issue costs increased by $163,325 during the three months ended March 31, 1996 primarily due to refinancing the first mortgage on the Deadwood Gulch Resort.

         INTEREST AND OTHER INCOME. Interest and other income increased to $27,414 during the three months ended March 31, 1996 as compared to the comparable period in 1995 due to interest earned on cash deposits as a result of payments received as a result of the transactions with GTECH.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ending March 31, 1996, cash flow used in operating activities was $606,067. Cash flow from investing activities was $11,094,272. The major item impacting this positive flow of cash from investing activity was the formation of the joint venture companies with GTECH on January 26, 1996 and the receipt by the Company from GTECH and the joint venture companies of approximately $11,174,000. Cash flow used in financing activities was $8,186,662. The repayment of debt of $11,186,662 was offset by the $3,000,000 proceeds from the issuance of a convertible note to GTECH. As a result of the above, the Company's net cash and cash equivalents increased by $2,301,543 to $2,883,072.

         On March 24, 1994, Allen E. Paulson purchased 1,000,000 shares of Full House's common stock for $800,000. Full House also issued 500,000 shares of its Common Stock to Mr. Paulson in exchange for his agreement to individually provide or to take such actions as were required for a financial institution to provide a commercial line of credit to Full House in the minimum amount of $8 million. Full House valued the shares of stock at $.80 per share based upon the size of the transaction, the fact that the shares were not registered and are not subject to registration rights. In addition, a large block of shares was repurchased by the Company from an unaffiliated then principal stockholder at a price per share and time sequence reasonably close to the transaction with Mr. Paulson. The 500,000 shares issued to Mr. Paulson as compensation for securing the $8 million financing were charged as a period cost in Full House's results of operation for 1994. On June 7, 1994, Bank of America, as a result of the joint and several guarantees of the full amount of the loan by Mr. Paulson and the other directors of Full House, provided Full House with a line of credit in the amount of $8 million at the "reference rate" of Bank of America, N.A. Amounts outstanding under this line of credit bear interest at the bank's "reference rate" and are due and payable upon demand or, if no demand is made, on July 1, 1996. Full House believes that it would have been unable to obtain this line of credit without the actions of Mr. Paulson, as its financial condition would not have supported such an extension of credit.

         On March 23, 1995, LAI Associates, Inc., a corporation wholly-owned by Lee Iacocca, merged with a subsidiary of Full House and became a wholly-owned subsidiary of Full House. The Company issued 1,250,000 shares of Common Stock to Mr. Iacocca. In exchange, the Company received LAI's interest in its agreements with the Organized Tribes (55%), Nottawaseppi Huron Band of Potawatomi (55%), Torres Martinez Desert Cahuilla Indians (50%) and Delaware State Fair (50%) projects. The remainder of the interests in these projects was acquired through the Omega merger described below. Subsequently, Full House returned to Mr. Iacocca a 25% interest in a total of 21 acres of land in Branson, Missouri, and a 50% interest in certain royalties receivable. In exchange, Mr. Iacocca returned 193,529 shares of Common Stock to Full House in March, 1996.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder(s) of this note, but in no event before August 31, 1996. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega. As a result of such merger, Full House obtained the remaining 45% interests in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi and the remaining 50% interests in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

         Full House entered into a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, effective as of December 29, 1995 to jointly pursue all existing (except the Deadwood Gulch Resort and certain other specified projects) and future gaming opportunities. Pursuant to the agreements, joint venture corporations equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez and Delaware State Fair Projects to the joint venture companies. Full House has agreed, subject to further discussion with the Nottawaseppi Huron Band of Potawatomi and with the holder of a 15% interest in that gaming contract, to assign to a joint venture company its rights to develop a project with such Tribe. If the assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses related thereto. GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at March 31, 1996 had guaranteed to GTECH one- half of $10.4 million of such loans to the North Bend, Oregon joint venture company. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common Stock. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, the directors of Full House and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same.

         The current construction budget of the Delaware State Fair project indicates that costs will exceed the $6 million loan commitment of GTECH to the project by approximately $1.5 to $1.8 million. This will be funded by the joint venture company equally owned by Full House and GTECH.

         Although the agreement between Full House and GTECH establishes a preference for obtaining non-recourse financing for the projects undertaken in the joint venture companies, it may not be possible to obtain needed funds in this manner. The agreement therefore provides that each of Full House and GTECH are to fund their proportionate shares of the needed funds. In the event that Full House is unable to obtain such funds on more favorable terms, GTECH has agreed to lend to Full House its required portion of the financing at GTECH's cost of financing plus 22.5% of Full House's share of the "Profits" from the venture until the later of repayment of the loan or one year after the project begins to receive revenues from patrons of the facilities comprising the project. In the event that GTECH loans funds to a joint venture entity, Full House has agreed to guarantee one-half of the obligations of the joint venture company to GTECH.

         As part of its agreement with GTECH and in addition to the amounts referred to above, Full House borrowed $4 million from GTECH and repaid the same on January 29, 1996. Interest expense was $270,517.

         As a result of its agreements with GTECH, receipt by Full House of revenues from the operations of projects (other than the Deadwood Gulch Resort) is governed by the terms of the joint venture agreements applicable to such projects. These contracts provide that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While Full House does not believe that this arrangement will adversely impact its liquidity, no assurances of the same can be given based upon the lack of operating experience with this structure.

         On July 19, 1995, an addendum to the agreement with the Coquille Indian Tribe was executed. Pending regulatory approval, the addendum will reduce the obligation of the Full House-GTECH joint venture company to provide financing to $10.4 million, extend the date when repayments begin and modify the method of computing participating rents (from net revenues to modified gross revenues) and loan repayments. Lease and debt payments commenced on August 19, 1995, and September 19, 1995, respectively.

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The proceeds from the loan were used to repay its obligation to H. Joe Frazier, a stockholder and a then director of the Company, and to repay a portion of the revolving note payable to Bank of America. The note bears interest at 10.25% through May, 1996, and at prime plus 2-1/4% for the period June 1, 1996 through May 1, 2002. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. Frazier, McComas and Paulson. The agreements executed by DGR in connection with the note limit payments by DGR to Full House. The agreements included financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. The Company was not in compliance with these covenants at December 31, 1995. However, the lender has waived these defaults for the year ended December 31, 1995. The Company prepaid $751,827 of this indebtedness in March, 1996.

         The 800,000 Warrants and 80,000 units (the "Representative's Units") issued to the representative of the underwriters in Full House's 1993 public offering became exercisable on August 10, 1994. Each Warrant may be exercised for 1.1894 shares of Common Stock at a price of $4.20 per share. As of May 6, 1996, 778,534 Warrants to purchase 925,988 shares were outstanding. Full House may, in accordance with the Warrant

Agreement, call the Warrants. Each Representative's Unit (each consisting of three shares of Common Stock and the right to buy one additional share) may be exercised at a price of $13.17 per Unit. The Warrants can be exercised until August 10, 1996. As of March 15, 1996, a total of 57,500 Representative's Units had been exercised, leaving a balance of 22,500 which may be exercised. As a result of such exercises, 57,500 warrants, which were included in the Representative's Units, are now outstanding.

         As of March 31, 1996, Full House had cumulative undeclared and unpaid dividends in the amount of $787,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         Full House had a working capital surplus of $1,921,564 as of March 31, 1996.

         Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As of March 31, 1996, cumulative dividends were $787,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FULL HOUSE RESORTS, INC.


Date: May 20, 1996             By /s/ William R. Jackson
                                  --------------------------------------
                                  William R. Jackson, Executive Vice President - Corporate Finance and Principal Financial Officer