Form 10KSB/A
period 1995-12-31
FULL HOUSE RESORTS INC
filed 1996-07-25
CIK 891482

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

[X]      For the fiscal year ended December 31, 1995

                                       OR

[ ]      For the transition period from ____________ to ____________

Commission file number 0-20630

                            FULL HOUSE RESORTS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                      13-3391527
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

Deadwood Gulch Resort, Hwy 85 S, P.O. Box 643, Deadwood, SD        57732
         (Address of principal executive offices)                (Zip Code)

                                 (605) 578-1294
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State issuer's revenues for its most recent fiscal year: $5,633,146

The aggregate market value of registrant's  voting $.0001 par value common stock
held  by  non-affiliates  of  the  registrant,   as  of  March  22,  1996,  was:
$21,005,495.

The number of shares outstanding of registrant's $.0001 par value common stock, as of March 22, 1996, was 10,533,078 shares.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The following items of the Registrant's Form 10-KSB for the year ended December 31, 1995 are hereby amended to read in their entirety as follows:


Item 1.  Description of Business


Recent Developments

         The Company has determined that continued ownership of a resort in a mountain area with limited-stakes gaming is not consistent with maximization of the business opportunities available to the Company. It has therefore determined to focus its gaming activities in areas of higher population density and locations at which applicable regulations permit high-stakes and expanded types of gaming. On April 9, 1996, the Company signed a non-binding letter of intent for the purchase of the Deadwood Gulch Resort by RGB Deadwood Gulch L.L.C. Although negotiations for the sale of the Resort to RGB Deadwood Gulch L.L.C. terminated on May 15, 1996, the Company is still actively marketing the Resort for sale. From the time of acquisition by the Company through the end of the first quarter of 1996, the Resort has a cumulative operating deficit of approximately $3.80 million. In addition, through such date, the Company has recognized an impairment loss of $3.35 million. Any sale will be subject to approval by the Company's stockholders and a finding by the South Dakota Commission on Gaming that the purchaser is suitable to obtain a gaming license in South Dakota. There can be no assurance that a sale will ultimately be consummated. The Company intends to continue to operate the Resort in accordance with past practice while attempting to consummate a sale.


         Background

         Full House was incorporated in the State of Delaware as Hour Corp. on January 5, 1987 and changed its name to D.H.Z. Capital Corp. on June 1, 1987. On July 17, 1992, Full House entered into a Letter of Intent with Deadwood Hotel Joint Venture, a South Dakota joint venture ("DHJV") and the owner of the Deadwood Gulch Resort, regarding the recapitalization of Full House and the acquisition of DHJV. On September 2, 1992, the Company's name was changed to Full House and the Company completed a 1 for 200 reverse stock split of its then outstanding 99,930,000 shares of common stock, resulting in 499,650 shares outstanding. At the same time, Full House's authorized capitalization was changed to 25,000,000 shares of $.0001 par value common stock (the "Common Stock") and 5,000,000 shares of $.0001 par value preferred stock (the "Preferred Stock").

         On November 20, 1992, Full House, through the issuance of 4,901,850 shares of Common Stock and 1,000,000 shares of Series 1992-1 Preferred Stock, acquired Deadwood Gulch Resort and Gaming Corp., which, as a result of a restructuring among the joint venturers of DHJV, had become the owner of the assets of the joint venture. On August 17, 1993, Full House completed a registered public offering of units, each consisting of three shares of its Common Stock and a warrant (the "Warrant") entitling the holder to purchase, for $5.00, one additional share of Common Stock during the period between August 10, 1994 and August 9, 1996 for gross proceeds of $8,000,000. The net proceeds to Full House after payment of costs and expenses were $6,742,781.

         In connection with the public offering, Full House entered into an Agreement to Provide and Accept Commitment to Restructure First and Second Mortgage Loans ("Mortgage Restructuring Agreement"). In accordance with such Agreement and upon the closing of the public offering and receipt of the proceeds, two notes were issued in the amounts of $2,500,000 and $1,250,000. The notes required the payment of interest only at the rate of 12% for one year from the date of funding, payable monthly in arrears. Although the majority of the funds needed were obtained from offering proceeds, an $8,000,000 line of credit provided to Full House through an agreement with Allen E. Paulson (the Chairman of the Board of Directors of Full House) enabled Full House to repay the $2,500,000 note on March 14, 1994. In August, 1994, Full House began monthly payments of principal and interest on the other note which was held by H. Joe Frazier, a director of Full House until January, 1996. The entire principal balance was repaid on May 31, 1995.

         Full House has been actively engaged in the process of identifying business opportunities in the gaming industry to expand its base and has determined that opportunities exist through the establishment of agreements with Indian Tribes.

         In addition to recognizing the need to expand its gaming operations, Full House had previously determined to expand into other activities not directly dependent upon gaming. On May 6, 1995, Full House entered into a letter of intent with Branson W.R. Productions, Inc. ("Branson W.R.") to merge Branson W.R. with Full House or a wholly-owned subsidiary of Full House (the "Branson Transaction"). However, after commencing its due diligence investigation, Full House determined not to proceed with the Branson Transaction.

         Although the Branson Transaction was not completed, during the course of the negotiations in May 1994, Lee Iacocca, one of the principals of Branson W.R., brought to the attention of Full House management certain opportunities to enter into gaming agreements. Specifically, Mr. Iacocca advised Full House of his negotiations, together with Omega Properties, Inc. ("Omega"), with certain Indian Tribes (the "Organized Tribes") regarding the development of a gaming operation in the Detroit, Michigan metropolitan area. Mr. Iacocca also advised Full House of the ongoing discussions with a second Indian Tribe in Michigan (the Nottawaseppi Huron Band of Potawatomi), a tribe in southern California (the Torres Martinez Desert Cahuilla) and a project at the Delaware State Fairgrounds. In each case, the other parties had entered into discussions with Mr. Iacocca based upon their perception of his integrity and ability to facilitate completion of the proposed transactions. Mr. Iacocca had conducted these negotiations through LAI Associates, Inc. ("LAI"), a corporation owned by him.

         In addition, LAI owned a 25% interest in a total of 21 acres in Branson, Missouri, consisting of a 1.75 acre parcel ("Parcel 15"), a 7.76 acre site ("Parcel 16") and an 11.51 acre site ("Parcel BB") (collectively, the "Branson Real Estate") and a 50% interest in royalties receivable pursuant to an agreement (the "Royalty Agreement") which provided for receipt by LAI of $100 per apartment unit (2,353 units) and $250 per residential ownership unit (951 units) sold after October 25, 1993 in Branson Hills, a mixed use planned community located in Taney County, Missouri.

         Following extensive discussions with the principals of LAI and Omega, Full House determined that a merger transaction involving Full House, LAI and Omega would provide Full House with the advantages of both the real estate development opportunities in Branson and the opportunity to develop the gaming and commercial nongaming activities, the rights to which were held by LAI and Omega. During these negotiations, the parties agreed that the shareholders of LAI would receive 1,250,000 shares of Full House Common Stock and that the shareholders of Omega would receive 500,000 shares and a promissory note of Full House in the principal amount of $375,000. This decision was based upon Full House's determination that access to these four projects was only available through a merger with LAI and Omega.

         Full House further concluded that a merger would facilitate access to additional projects into which it desired to expand as a result of an association with both Mr. Iacocca and John Fugazy, who, together with William P. McComas, a director and stockholder of Full House, owned the outstanding shares of Omega. Thus, Full House determined that an arrangement pursuant to which Messrs. Iacocca and Fugazy would receive shares of Full House Common Stock was an appropriate means of both acquiring the rights of Omega and LAI to the subject projects, but also provided the possibility of promoting their continuing association with Full House by aligning their interests with those of the other stockholders of Full House. There is, however, no agreement requiring continuing efforts by Messrs. Iacocca or Fugazy and there can be no assurance that they will perform any further activities on behalf of Full House. As Omega and LAI were then engaged in active negotiations of these opportunities, Full House does not believe that the rights to these projects could have been obtained by utilizing current employees or other agents available to it.

         Accordingly, on August 18, 1994, pursuant to a May 1994 letter of intent, Full House entered into a Merger Agreement (the "Merger Agreement") with Full House Subsidiary, Inc. ("FHS"), LAI and Omega Properties, Inc. (30% owned by William P. McComas, a director and stockholder of Full House) whereby these entities were to merge with FHS, a newly formed subsidiary of Full House. In exchange, the entities were to receive 1,750,000 shares of common stock of Full House and a note from Full House for $375,000 bearing interest of the "Prime Rate" of Bank of America, N.A. and due on demand, but in no event prior to August 31, 1996. Although, Full House entered into a Purchase Agreement with Mr. McComas on the same date, to purchase a portion of the assets originally included in the May 1994 letter of intent in exchange for a $625,000 note from Full House this portion of the transaction was not consummated and the note was not issued .

         Subsequently, the parties determined that it was in their best interests to proceed with the merger with LAI prior to consummating the merger with Omega. On March 23, 1995, the parties amended the Merger Agreement and the Merger between LAI and FHS was consummated on the same date.

         Swan Valuation Group, Inc., an independent organization, valued 100% interests in Parcel 15 at $270,000, Parcel 16 at $1,090,000 and Parcel BB at $1,510,000 and a 100% interest in the Royalty Agreement at $210,000. Based upon these appraisals, Full House valued the 25% interest of LAI in the Branson Real Estate at $717,500 and the 50% interest of LAI in the Royalty Agreements at $105,000. Swan Valuation Group was selected by Full House based upon its experience in real estate appraisals in the Branson, Missouri area and was utilized to assist the Board of Directors of Full House in determining the total value of all of the assets of LAI. The appraisal of the real property is based upon a sales comparison approach and assumes completion of certain roads and utilities to the Hotel Site which was expected in 1997. The value of the Royalty Agreement was based upon a sell-out period of 25 to 26 years for the real estate units, a 15% discount rate and the full performance of the applicable contract by all parties.

         The balance of the value of the Full House Common Stock issued in connection with the LAI Merger was allocated to LAI's interest in the agreements with the Organized Tribes (55%), the Nottawaseppi Huron Band of Potawatomi (55%), the Torres Martinez Desert Cahuilla Indians (50%) and the Delaware State Fair, Inc. (50%) described below. (The balance of the interests in these agreements was owned by Omega.) Based on the Company's analyses of estimated fair values of such agreements, primarily developed through discounted cash flow projections of the proposed projects, $3,111,571 of the purchase price was allocated to gaming agreements. Although certain of these agreements were not executed until after the LAI Merger, negotiations were under way and agreement in principle had been reached prior to the Merger. Full House management does not believe that it would have been able to enter into such agreements in the absence of its relationship with LAI. Other assets consist of the royalty interest discussed above and the value that the Company perceives to be obtained through the association of Lee Iacocca with the Company as a major stockholder. The remainder of the purchase price of $1,534,064 was allocated to these other assets. Prior to the merger with Full House, Omega owned a 45% interest in the transactions with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi and a 50% interest in the transactions with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair, Inc.

         On March 23, 1995, the date of the Merger between FHS and LAI, Full House Common Stock was trading on the NASDAQ Small-Cap Market at $5-3/8. Although Full House valued the shares at $4.25 each based upon its valuation of the assets received by Full House in the LAI Merger as described above, the shares are "restricted securities" as such term is defined in Rule 144 under the Securities Act of 1933, as amended, and, based upon the fact that "restricted securities," as a general rule, must be held for at least two years prior to sale and then may be sold only in limited quantities, Full House believes that the valuation bears an appropriate relationship to the market price of freely trading shares.

         The parties again amended the Merger Agreement as of June 30, 1995 to provide that, rather than Omega merging into FHS, the subsidiary of Full House into which LAI was merged, a new wholly-owned subsidiary of Full House, Full House Joint Venture Subsidiary, Inc. ("Full House Sub"), would be merged into Omega. The merger was effected on November 20, 1995. In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder(s) of this note, but in no event before August 31, 1996. William P. McComas received the note and the other stockholder of Omega received the shares in exchange for their interests as shareholders of Omega. As a result of such merger, Full House obtained the remaining 45% interests in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi and the remaining 50% interests in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

         In determining the consideration paid as part of the LAI and Omega Mergers, Full House evaluated all of the potential benefits to be obtained and risks associated with successful completion of such transaction, including the value of the association of Lee Iacocca as a major stockholder. Therefore, the Merger Agreement did not assign a specific value to each gaming project and provide for a reduction in price if the need for approvals or other obstacles prevent the completion of the project. Management of Full House believes that the consideration paid as part of the Merger was fair.

         The Omega transaction was accounted for as a purchase valued at $2,561,007. The purchase price has been allocated to the following assets and liabilities, based on their estimated relative fair values: cash $3,913; gaming agreements $2,575,367; other assets $578; and accrued expenses $(18,851). The gaming agreements were valued, as of March 23, 1995, by discounting to then present value the estimated future after tax cash flow for the proposed ventures and by applying a further discount based upon the expected likelihood of successfully developing the projects. In making this determination, Full House estimated the cash needs, the income and the cash flow related to its agreements with the Organized Tribes (the "Organized Tribes Agreement") and the Nottawaseppi Huron Band of Potawatomi (the "Nottawaseppi Agreement"). Through the use of these forecasts and an after-tax discount rate, Full House valued the Organized Tribes Agreement and the Nottawaseppi Agreement at $28 million and $37 million, respectively. The after-tax discount rate used was 13.8 percent. This rate was derived through use of the capital asset pricing model and/or the weighted average cost of capital model. Full House further reduced the above valuations by applying a "success factor" to account for the possibility that performance under the Organized Tribes Agreement and the Nottawaseppi Agreement would not occur on schedule due to the failure to receive or delays in the receipt of certain approvals. Although the actions of the Governor of Michigan with respect to off reservation gaming have resulted in Full House writing off the value of the Organized Tribes Agreement. Full House believes that such action has increased the value of the Nottawaseppi Agreement. Full House believes that the increase in the value of the Nottawaseppi Agreement, together with the value of the other agreements discussed above, supports the amount attributed to the gaming agreements.

         On June 30, 1995, the date of the last amendment to the Merger Agreement, Full House Common Stock was trading on the Nasdaq Small-Cap Market at $6 per share. Full House has valued the shares of Full House Common Stock delivered to the Omega shareholders at $4.25 each. Although Full House reached this valuation based upon its valuation of the assets to be received by Full House in the Omega Merger, Full House believes that the valuation bears an appropriate relationship to the market value of freely trading shares based upon the fact that the shares will be "restricted securities" as such term is defined in Rule 144, which shares, as a general rule, must first be held for at least two years after their issuance before sales are permitted and then may be sold only in limited quantities and further based on the number of shares issued in the transaction.

         In late 1995, Full House was named as a defendant in a lawsuit in Taney County, Missouri, as a result of its acquisition (through the merger of its wholly-owned subsidiary with LAI) of an interest in the Branson Real Estate and Royalties. After negotiations with Mr. Iacocca, in March 1996 Mr. Iacocca accepted the reconveyance of the interests in the Branson Real Estate and Royalties in exchange for 193,529 shares of Common Stock to Full House which the Company believes had a value equal to the appraised value of the surrendered interests in the Real Estate and Royalty Agreement. Such action was intended to minimize the Company's exposure to the litigation.

         Full House's executive offices are located at Suite 380, 12555 High Bluff Drive, San Diego, California 92130, telephone (619) 350-2030.

         GTECH Relationship

         Full House entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries ("GTECH"), to jointly pursue all existing (except the Deadwood Gulch Resort) and future gaming opportunities. Although the agreements were dated as of December 29, 1995, the parties agreed to share equally in the equity investment, financing responsibility and in revenues and expenses of each project commencing April 1, 1995. The shares of GTECH Holdings Corporation are listed on the New York Stock Exchange and according to its published financial statements, GTECH Holdings Corporation had a net worth of $297 million as of February 24, 1996. No officers or directors of the Company are affiliates of GTECH. Pursuant to the agreements, joint venture corporations equally owned by GTECH and Full House have been formed. Full House has contributed its rights (as described below) to the North Bend, Oregon facility and the rights to develop the Torres Martinez and Delaware State Fair Projects to the joint venture companies. Full House has agreed, subject to further discussions with the Nottawaseppi Huron Band of Potawatomi and with Green Acres Casino Management, Inc., the holder of a 15% interest in that gaming contract, to assign to a joint venture company its rights to develop a project with such Tribe. If the assignment is not completed, Full House will assign its rights to revenues and GTECH will share equally in the revenues and related expenses with Full House.

         In payment for its interest in the joint venture companies, GTECH has contributed cash and other intangible assets to the companies and committed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at June 1, 1996 had guaranteed to GTECH one-half of $10.4 million of such loans to the North Bend, Oregon joint venture company. GTECH has also agreed to make loans to Full House for its portion of the financing of projects if Full House is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common Stock. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, the directors of Full House and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same.

         Set forth below is a brief description of each of the gaming opportunities which have been or will be transferred to the limited liability companies which are equally owned by Full House and GTECH.

         North Bend, Oregon Facility.

         On May 19, 1995, the first phase of the facility known as the "Mill" was opened with 250 video lottery terminals (366 as of December 31, 1995), six blackjack tables, three poker tables, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon. A Full House - GTECH joint venture entity leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located and subleases a portion of the land on which the casino is located back to the same entity. The master lease expires in 2019 and the sublease expires in 1999 with options to renew.

         On July 19, 1995, an addendum to the agreement with the Coquille Indian Tribe was signed by Full House and GTECH. The addendum will reduce the obligations of the joint venture entity to provide financing to $10.4 million, extend the date when repayments begin and modify the method of computing participating rents and loan repayments. Lease and debt payments commenced on August 19, 1995 and September 19, 1995, respectively. As of December 31, 1995, approximately $10.5 million had been advanced for the project. The indebtedness is to be repaid over a seven-year period and the right of recovery is limited to revenues and personal property at the facility. As of December 31, 1995, the Tribe had repaid $330,921 of this indebtedness.

         The Mill is located in North Bend, Oregon on the Port of Coos Bay. The Coos County population in 1994, which includes the Bay area, was 62,800. The Bay area's economy is primarily based on forestry and fishing. Oregon's Coos Bay area is located on the Pacific Coast midway between San Francisco, California and Seattle, Washington. The communities of Coos Bay, North Bend and Charleston are approximately 115 miles from Eugene, Oregon's second largest city. The North Bend Municipal Airport is Southwestern Oregon's regional air terminal that provides commercial air service to and from Portland.

         The Mill Casino is one of six Indian casinos presently operating in Oregon. The closest competing casino is located approximately 90 miles from North Bend and operates 230 devices, a card room, bingo and keno. The other casinos are located approximately 140, 160, 265 and 435 miles from North Bend. The two facilities which are 140 and 160 miles from North Bend are located closer to Portland, Oregon. Full House believes that there are three other Indian Casinos presently being contemplated in Oregon.

         Delaware State Fair.

         On January 31, 1996, a company 50% owned by each of Full House and GTECH entered into agreements with the Delaware State Fair, Inc. and Harrington Raceway, Inc. to develop video lottery terminals at the Delaware State Fairgrounds in Harrington, Delaware. Legislation enacted by the Delaware State Legislature permits the installation of video lottery, coin-operated slot machines at existing pari-mutuel track facilities in Delaware. Owned by the Delaware State Fair, Inc. and located near Dover, Delaware and Baltimore, Maryland, the Harrington Raceway has been in continuous existence since 1945 and is the home of the Delaware State Fair. Under the agreements, the joint venture company will advance a total of up to $9 million (including $150,000 previously advanced) to be used for improvements. The gaming facility will contain 500 gaming devices.

         Organized Tribes.

         Pursuant to a September 16, 1994, an agreement with the Organized Tribes in the State of Michigan, Full House obtained the right to pursue off-reservation gaming and related non-gaming activities. On June 28, 1995, the Governor of the State of Michigan determined to prohibit off-reservation gaming in the State of Michigan. As a result of this action and reimbursement of certain costs to Full House by GTECH, Full House wrote off project costs of $1,867,730 in 1995.

         Nottawaseppi Huron Band of Potawatomi.

         Full House entered into a series of agreements in January, 1995, with the Nottawaseppi Huron Band of Potawatomi, another Michigan Indian Tribe, to develop gaming and non-gaming commercial opportunities for that Tribe and to construct and manage Class II and Class III gaming facilities. The Tribe's state reservation lands are located in Southcentral Michigan. If developed, the facility will target the Ft. Wayne, Indiana and Lansing and Detroit, Michigan metropolitan areas. The Tribe recently received federal recognition as a tribe from the Bureau of Indian Affairs. The Tribe intends to apply to have its existing State reservation land as well as additional land in its ancestral territory taken into trust by the Bureau of Indian Affairs. The agreements give Green House Management, Inc., an entity 85% owned by Full House, the exclusive right to provide financing and casino management expertise to the Tribe in
exchange   for  a  defined   percentage   of  net  profits  and  certain   other
considerations from any future gaming or related activities of the Tribe. The agreements and commencement of gaming are subject to all applicable federal and state approvals. Although there can be no assurance that all approvals will be obtained, unlike the Detroit project with the Organized Tribes, which required special approvals, there are existing Indian casinos located on Tribal Trust Lands already operating in Michigan. Full House believes that the recent prohibition of off-reservation gaming in Michigan enhances the potential of this relationship. No recognized tribe has reservation lands located within the targeted area. As noted above, subject to further discussions, Full House has agreed to assign the rights to these agreements to a Full House-GTECH joint venture company. In the absence of assignment, Full House will assign its rights to revenues and GTECH will share equally in the revenues and related expenses with Full House.

         Torres Martinez.

         On April 21, 1995, Full House entered into a Gaming and Development Agreement with the Torres Martinez Desert Cahuilla Indians. The agreement grants Full House certain rights to develop, manage and operate gaming activities for the Tribe and the right to receive 40% of the net revenues from gaming activities subject to the obligation of Full House to pay the costs of the same. For all non-gaming activities, Full House is to provide 50% of the financing for develop ment and will receive 50% of the net revenues from said activities, subject to the obligation of Full House to lend funds to the Tribe prior to commencement of gaming operations. On April 23, 1995, Full House and the Tribe entered into a Gaming Management Agreement further defining Full House's and the Tribe's rights and obligations under the Gaming and Development Agreement. As noted above, the rights to these agreements have been assigned to a Full House-GTECH joint venture company.


Deadwood Gulch Resort.

         Full House operates Deadwood Gulch Resort in Deadwood, South Dakota. The Deadwood Gulch Resort consists of a 56-acre complex which includes a 97-room hotel with three small casinos, a freestanding restaurant and saloon, a freestanding conference center, a convenience store/gas mart, a recreational vehicle park and campground and the Gulches of Fun family center (which was completed in July 1994). DGR's hotel casinos occupy 1,575 square feet and the Gulches of Fun occupies 2,400 square feet. Full House currently operates 95 slot machines, two blackjack tables and three video lottery devices within the resort complex.

         Description of Resort. Deadwood is located in western South Dakota, approximately 50 miles northwest of Rapid City and had a population of 1,800 in 1990. Deadwood originated in the 1870's with the discovery of gold nearby and was the home of numerous gambling establishments, saloons and brothels, serving the gold miners and prospectors. Statehood in 1889 brought constitutional prohibitions against gambling. South Dakota amended its constitution to permit limited gambling exclusively in Deadwood, commencing on November 1, 1989.

         Full House's management estimates that a large proportion of its customers at Deadwood Gulch Resort are derived from the tourists, primarily families, who visit Deadwood, South Dakota. Many of these tourists are attracted to the Black Hills area of South Dakota and the Mount Rushmore National Memorial. Since the Deadwood Gulch Resort significantly relies on the tourist trade, business at Deadwood Gulch Resort has tended to be seasonal. Approximately 58% of the operating revenues (net of promotional allowances) for the year ended December 31, 1995 were received in the four-month period from June through September. While business probably will remain somewhat seasonal, Deadwood Gulch Resort has attempted to market itself as a year-round destination resort by attracting tourists who use the Black Hills for winter recreation such as skiing and snowmobiling. Deadwood Gulch Resort is principally marketed through printed brochures and advertising, billboards, radio, television and direct mail promotions within a 600 mile market radius of Deadwood, South Dakota, including the States of South Dakota, North Dakota, Wyoming, Colorado, and Iowa, and the Province of Saskatchewan, Canada. In addition, Deadwood Gulch Resort promotes group travel, including charter bus tours and gaming junkets, utilizing independent travel agents, and trade and travel advertising. Deadwood Gulch Resort also promotes periodic gaming tournaments and features entertainment during selected periods.

         The initial Phase 1 facilities, including the hotel/casino, restaurant/saloon, convenience store/gas mart, and outdoor pool/recreation area, opened for business beginning in late July, 1990. An 8,000 square foot freestand ing conference center facility, adjacent to the existing complex, was completed in September, 1991. The complex has parking available for 267 cars, and 6 recreational vehicles or buses.

         Construction of Phase 2 of the Resort Complex, a Recreational Vehicle Campground, was completed in July 1994. There are currently 92 RV sites of which 90 are full service and an additional 30 tent sites. Although Phase 3 had originally been designated to be a convention center hotel, as a result of a 1993 general election repealing legislation which would have permitted an increase in gaming devices at the new hotel, Full House developed the Gulches of Fun family center in 1994. The project includes an 18-hole miniature golf course, a go-kart track, bumper boat pond, batting cages, kiddie playland and rides and arcade and redemption games.

         The following table sets forth the percent of total operating revenues (net of promotional allowances) generated by the Deadwood Gulch Resort Casino, Hotel/RV, Retail, Food and Beverage and Gulches of Fun operations for the indicated periods.



                                                   Percent of Total Operating
                                                            Revenues
                                                     Year Ended December 31,
                                                   --------------------------
Revenue Source                                     1994             1995
                                                   ----             ----

Casino .......................................      29%              27%
Hotel/RV .....................................      26               26
Retail .......................................      22               22
Food and beverage ............................      10               10
Gulches of Fun ...............................      13               15
                                                    --               --
                                                   100%             100%
                                                   ===              ===



         Since the commencement of the Resort's gaming operations, most of its gaming revenues have been derived from its operation of slot machines. For the years ended December 31, 1994 and 1995, 92% and 95%, respectively, of the Resort's gaming revenue was from slot machines. The remainder was from blackjack.

         The following table sets forth the average hotel occupancy rate for Deadwood Gulch Resort for the indicated periods.


                       Average Hotel Occupancy Rate
                         Year Ended December 31,
                       ----------------------------
                          1994              1995
                          ----              ----
                           71%               63%


         The following table sets forth the average daily hotel room rate for Deadwood Gulch Resort for the indicated periods.

                       Average Daily Hotel Room Rate
                         Year Ended December 31,
                       -----------------------------
                          1994              1995
                          ----              ----
                         $52.34            $56.85


         Competition. Gaming operations at the Deadwood Gulch Resort are in competition with a significant number of existing and proposed gaming operations in South Dakota and Colorado, many of which are, or will be, owned or operated by organizations which are significantly better capitalized than Full House, which have or may have significantly larger facilities, and which may employ personnel who have more experience in the gaming industry than those currently employed, or proposed to be employed, by Full House. In addition, the Resort is in competition with other businesses which provide opportunities for gambling, such as racetracks and lotteries, or which provide entertainment which may divert the spending of discretionary income from gaming activities. Furthermore, the gaming industry is expanding rapidly, with more establishments competing for a customer base which may not be expanding as rapidly, if at all.

         Gaming may be legally conducted in accordance with the South Dakota Gaming Act by licensed operators in the City of Deadwood, South Dakota, and may also be conducted by American Indian Tribes located in South Dakota under the Federal Indian Gaming Regulatory Act of 1988. As of December 31, 1995 there were 89 licensed gaming establishments in Deadwood which operated approximately 2,220 slot machines and 69 table games, including poker and blackjack. The revenues derived from the Resort's gaming operations accounted for approximately 3.7% and 3.1% of all gaming revenues in Deadwood, South Dakota for 1994 and 1995, respect ively. Factors which affect gaming competition in Deadwood are location in relation to Deadwood's historic main street, proximity to motel rooms and parking, and the ability to serve alcoholic beverages. Six gaming locations in Deadwood offer a full range of alcoholic beverages, including Deadwood Gulch Resort. Gaming in Deadwood is conducted primarily in establishments along a four block long area on historic main street. Deadwood Gulch Resort is approximately one mile south of this highly concentrated area, which may limit the pedestrian traffic which passes Deadwood Gulch Resort. Full House's principal competitors in Deadwood are the Mineral Palace, First Gold Hotel, the Franklin Hotel, the Bullock Hotel, the Gold Dust Casino, the Silverado Casino and the Four Aces Casino. In addition, a well known actor and others have commenced construction of a large, upscale resort near the north entrance to Deadwood. Additional groups of investors have also proposed other resorts for the north entrance to Deadwood. No construction has commenced on these projects. Such resorts, if completed, may have significantly larger facilities, including hotel and meeting rooms, entertainment facilities, and more gaming devices than Deadwood Gulch Resort and would likely offer significant direct competition for Deadwood Gulch Resort.

         While Deadwood Gulch Resort may also be in competition with gaming operations conducted by American Indian Tribes at or near Watertown, Flandreau, Fort Randall, Pine Ridge and Lower Brule, South Dakota, all of these locations are 250 miles or more from Deadwood, except for Pine Ridge, which is approximately 100 miles from Deadwood. Although all operations in Deadwood, and three of the four American Indian operations currently are subject to $5.00 bet limits by law, the Sisseton Wahpeton Sioux Tribe at Watertown, South Dakota, 400 miles from Deadwood, is permitted to have up to $100 bet limits. In addition, there are three other Indian tribes with reservations located within 100, 150 and 200 miles, respectively, from Deadwood, that could establish gaming operations in the future.

         Deadwood Gulch Resort is also in competition with establishments throughout the State of South Dakota holding beer and wine licenses or liquor licenses, which may operate up to 10 "video lottery" gaming devices per establishment. The video lottery devices allow customers to play electronic versions of blackjack, poker, keno and bingo. Full House believes that there are approximately 8,000 such video lottery devices installed in the State of South Dakota. Full House currently operates three video lottery devices.

         Route Operation Agreement. Beginning with the opening of the Gulches of Fun family center in July of 1994 and continuing through June 30, 1995, the Company had a route operation agreement to place 60 of the Company's gaming devices, under two retail licenses, in its Gulches of Fun family center. Under the Agreement, the Company paid the operator a net fee of $5,000 per month and bore all expenses related to the operation of the gaming devices. For the period from opening of the family center through December 31, 1994, this route operation agreement generated $560,365 in gaming revenues. For the period January 1 through June 30, 1995, the route operation agreement generated $212,194 in gaming revenues. On July 1, 1995, the Company transferred one of its retail gaming licenses from its convenience store/gas mart to its Gulches of Fun family center and terminated the route operation agreement with the prior operator. Also on July 1, 1995 the Company entered into a route operation agreement with a new operator to place eight of the Company's gaming devices in its convenience store/gas mart and pay him 5% of the net profit from the machines.

         Full House intends to seek additional such route operation agreements in the future. However, there can be no assurance that Full House will be successful in obtaining any such additional route operation agreements on terms acceptable to Full House.

         Fuel Supply Agreement. DGR purchases its requirements of various fuels for use and sale at its gas mart. The current term of the agreement is through June, 1996, and is renewable thereafter from year to year, provided that DGR may cancel the agreement at the end of any such year by giving at least 30 days prior written notice. In addition, the supplier may cancel the agreement at any time on 10 days prior written notice. DGR pays $.01 per gallon above the supplier's Rapid City, South Dakota posted Conoco prices, plus the then current published freight charges from Rapid City to Deadwood. DGR has agreed to comply with the brand and image/signage standards established for Conoco-branded retail outlets.


         Government Regulation.

         The ownership and operation of a gaming business by Full House, wherever conducted in the United States, will be subject to extensive and complex governmental regulation and control under federal, state and/or local laws and regulations.

         Indian Gaming. Gaming on Indian Lands (lands over which Indian tribes exercise jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988 ("IGRA")) is extensively regulated by federal, state and tribal governments. The current regulatory environment regarding Indian gaming is evolving rapidly. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could therefore have a material, adverse effect on the Company or its operations.

         The terms and conditions of management contracts and collateral agreements, and the operation of casinos on Indian Land, are subject to IGRA, which is implemented by the National Indian Gaming Commission (the "Gaming Commission"), and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are overseen by the Secretary of the U.S. Department of the Interior (the "Secretary"). IGRA is subject to interpretation by the Secretary and the Gaming Commission and may be subject to judicial and legislative clarification or amendment. Under IGRA, the Gaming Commission has the power to inspect and examine certain Indian gaming facilities, to conduct background checks on persons associated with Indian gaming, to inspect, copy and audit all records of Indian gaming facilities, and to hold hearings, issue subpoenas, take depositions, and adopt regulations in furtherance of its responsibilities. IGRA authorizes the Gaming Commission to impose civil penalties for violations of the IGRA or the regulations promulgated thereunder (the "Regulations"), including fines, and to temporarily or permanently close gaming facilities for violations of the law or the Regulations. The Department of Justice may also impose federal criminal sanctions for illegal gaming on Indian Lands and for theft from Indian gaming facilities.

         IGRA also requires that the Gaming Commission review tribal gaming ordinances and approve such ordinances only if they meet certain requirements relating to the ownership, security, personnel background, recordkeeping, and auditing of the tribe's gaming enterprises; the use of the revenues from such gaming; and the protection of the environment and the public health and safety.

         IGRA also regulates Indian gaming management contracts, requiring the Gaming Commission to approve management contracts and collateral agreements, which include agreements such as promissory notes, loan agreements and security agreements. A management contract can be approved only after determination that the contract provides for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and constructions costs; (iv) a ceiling on the repayment of such development and constructions costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits if the Chairman of the Gaming Commission determines that the fee is reasonable considering the circumstances; provided that the Gaming Commission may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the Gaming Commission is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term.

         Under IGRA, the Company must provide the Gaming Commission with background information on each person with management responsibility for a management contract, each director of the Company and the ten persons who have the greatest direct or indirect financial interest in a management contract to which the Company is a party (an "Interested Party"), including a complete financial statement and a description of such person's gaming experience. Such a person must also agree to respond to questions from the Gaming Commission.

         The Gaming Commission will not approve a management company and may void an existing management contract if a director, key employee or an Interested Party of the management company is (i) an elected member of the Indian tribal government that owns the facility being managed; (ii) has been or is convicted of a felony or misdemeanor gaming offense; (iii) has knowingly and wilfully provided materially false information to the Gaming Commission or a tribe; (iv) has refused to respond to questions from the Gaming Commission; or
(v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable, unfair or illegal activities in gaming or the business and financial arrangements incidental thereto. In addition, the Gaming Commission will not approve a management contract if the management company or any of its agents has attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract, or the tribe's gaming ordinance, or, if a trustee, exercising the skill and diligence to which a trustee is commonly held, would not approve such management contract.

         IGRA divides games that may be played on Indian Land into three categories. Class I Gaming includes traditional Indian games and private social games and is not regulated under IGRA. Class II Gaming includes bingo, pull tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at a location where bingo is played. Class III Gaming includes all other commercial forms of gaming, such as video casino games (e.g., video slots, video blackjack); so-called "table games" (e.g., blackjack, craps, roulette); and other commercial gaming (e.g., sports betting and parimutuel wagering).

         Class II Gaming is permitted on Indian Land if conducted in accordance with a tribal ordinance which has been approved by the Gaming Commission and the state in which the Indian Land is located permits such gaming for any purpose. Class II Gaming also must comply with several other requirements, including a requirement that key management officials and employees be licensed by the tribe.

         Class III Gaming is permitted on Indian Land if the conditions applicable to Class II Gaming are met and, in addition, if the gaming is conducted in compliance with the terms of a written agreement between the tribe and the host state. IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. The negotiation and adoption of tribal-state compacts is susceptible to daily legal and political developments that may impact the Company's future revenues and securities prices. The Company cannot predict which additional states, if any, will approve casino gaming on Indian Land, the timing of any such approval, the types of gaming permitted by each tribal-state compact, any limits on the number of gaming machines allowed per facility or whether states will attempt to renegotiate or take other steps that may affect existing compacts.

         Under IGRA, Indian tribal governments have primary regulatory authority over gaming on Indian Land within the tribe's jurisdiction unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including the Company, are subject to the provisions of tribal ordinances and regulations on gaming.

         The Gaming Commission has determined that provisions of IGRA relating to management agreements do not govern the current operations of Full House in North Bend, Oregon.

         Tribal-State Compacts have been the subject of litigation in several states, including California. Among the issues being litigated is the constitutionality of the provision of IGRA that entitles tribes to sue in federal court to force states to negotiate Tribal-State Compacts. On March 27, 1996, the United States Supreme Court ruled that the portion of IGRA permitting tribes to sue states for failing to negotiate in good faith over compacts was unconstitutional. In addition, several bills have been introduced in Congress which would amend IGRA. If IGRA were amended, the amendment could change the governmental structure and requirements within which Indian tribes may conduct gaming.

         South Dakota. The ownership and operation of a gaming business in South Dakota is subject to gaming laws established by the State of South Dakota (the "South Dakota Laws"), and regulations (the "South Dakota Regulations") promulgated by the South Dakota Commission on Gaming (the "South Dakota Commission") established by the South Dakota Laws. Except for gaming which may be conducted on American Indian Lands, and except for any establishment holding a beer and wine license or liquor license in South Dakota which may operate up to 10 video lottery machines, gaming in South Dakota can be legally conducted only in the City of Deadwood.

         The South Dakota Laws require that each retailer who maintains gaming at his place of business, each operator of gaming devices, and each route operator (including any corporation or other entity) must have a gaming license in order to conduct gaming operations in Deadwood. The South Dakota Laws also require that key employees of the licensee, and support persons who are directly engaged in the gaming operation, such as dealers, be licensed through the South Dakota Commission. A license will be approved only if the applicant and the location where gaming is to be conducted, after an in-depth investigation, are found suitable by the South Dakota Commission. Under the South Dakota Laws, each licensee, and any officer, director or shareholder owning in excess of 5% of any corporation (or others which the Commission, in the exercise of its discretion, elects to review) engaged in the retail operation of the gaming establishment
(i) is required to be of good character, honesty and integrity, (ii) shall not have been convicted of a felony or found to have violated the South Dakota Law and Regulations, and (iii) may not be viewed as posing a threat to public interest or the conduct of gaming by reason of any prior activities, criminal record, reputation, habits or associations. All such licenses must be renewed annually.

         The South Dakota Laws specify that no one person may hold a financial interest in more than three retail licenses. However, one person may operate under an unlimited number of additional gaming licenses pursuant to Route Operation Agreements, if approved by the South Dakota Commission. Each retail licensee is limited to 30 gaming devices (for example, 25 slot machines, three blackjack and two poker tables). Full House has three retail licenses covering its operations in the two hotel casinos and in the Gulches of Fun family center. Full House has leased the Casino space in the convenience store to Richard Cleveland, who has obtained a retail license in his name which permits him to conduct gaming on these premises. Full House has entered into a Route Operation Agreement with Mr. Cleveland whereby Full House furnishes the gaming equipment and employees and conducts the gaming operations. See "-- Route Operation Agreement."

         Gaming in Deadwood is limited under the South Dakota Regulations to slot machines, and with respect to card games, to blackjack and poker. Currently, each wager on any game is limited (in the case of poker per betting round) to $5.00. The $5.00 limit will stay in effect until at least December, 1997. The South Dakota Laws prohibit the extension of credit to another person for participation in gaming.

         The South Dakota Commission is vested with broad enforcement powers, and upon an opportunity for hearing, may suspend or revoke any gaming license for cause, including a violation of the South Dakota Laws or South Dakota Regulations, or conviction of a crime of moral turpitude or a felony. In addition, the South Dakota Commission can fine any licensee who operates a retail gaming establishment up to $12,500, any key employee licensee up to $5,000, and any support licensee up to $2,500, for violations. The South Dakota Commission may inspect all premises where gaming is conducted or gaming equipment is located, without notice to the interested parties. The South Dakota Commission may also seize and remove gaming equipment or supplies without notice for purposes of inspection, as well as inspect or remove papers, books or records at any time. A suspension of all gaming activities is within the discretion of the South Dakota Commission after a disaster, such as a flood, fire or earthquake, or in the event of war or national emergency. Moreover, a retail operating licensee must report to the South Dakota Commission at least quarterly the full name and address of every person who has a right to share in the revenue of licensed games or to whom any interest or share in the profits of a licensed game has been pledged or deposited as security.

         Each retail gaming licensee who operates a gaming establishment must pay an annual license fee of $100 and an annual license stamp fee of $2,000 upon each slot machine or card game located on a licensed premise. In addition, each operator who places slot machines upon his own business premises or engages in the business of placing and operating slot machines or gaming within Deadwood must pay an annual license fee of $200. South Dakota also imposes an 8% gaming tax on adjusted gross gaming receipts (gross receipts less payouts to customers as winnings) subject to change by the South Dakota Commission. However, if the South Dakota Commission proposes to change the tax, the rate may not be decreased to less than 5% or increased to more than 15%. The gaming taxes are in lieu of any sales, use or amusement tax which might otherwise be imposed on gaming activity.

Employees

         As of June 9, 1996, the Company and its subsidiaries had approximately 60 full-time employees, three of which are executive officers of the Company, and 109 part-time employees. The Company's management believes that its relationship with its employees is good. None of the Company's employees are currently represented by a labor union, although such representation could occur in the future.

Item 2.  Description of Property

         A Full House - GTECH joint venture company leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located. The joint venture company subleases the land on which the casino is located back to the same entity. The master lease expires in 2019 and the sublease expires in 1999 with options to renew. Pursuant to a July 19, 1995 addendum, the joint venture company receives 13% of "Gross Gaming Revenues" (as defined) of the casino. Payments commenced August 19, 1995.

         Full House currently owns approximately 56 acres of property and the improvements thereon, consisting primarily of Deadwood Gulch Resort.

         Litigation has been filed against Full House relating to ownership and access pertaining to a portion (approximately 1,200 square feet) of the Deadwood Gulch Resort hotel and parking lot property. Neighboring landowners (the "Katons") allege trespass among other claims, as a result of the construction of the Resort parking lot. Other adjoining landowners to the rear of the Resort have also filed a lawsuit, alleging that the Resort has blocked their right of way across the creek to their property, insofar as their current access is across an alleged portion of the Katons' property. Although Full House is unable to predict the outcome of this matter, it does not believe that any reasonably foreseeable adverse decision by a court regarding such potential claim would materially affect the present and proposed operations of Deadwood Gulch Resort. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition.

         In addition, Full House was made aware, in November 1993, of claimed easements over a portion of its RV Resort and Campground property with respect to access to property at higher elevations. Management is in the process of negotiating the scope of the easement and does not believe that there will be any material financial expense or other material adverse impact on Full House as a result of these claims.

         Full House acquired a 25% interest in commercial acreage located in Branson, Missouri as part of the LAI merger. Full House has conveyed this property interest back to LAI's former shareholder who has returned 193,529 of the Full House Common Shares delivered to him as part of the merger consideration.




Item 3.  Legal Proceedings

         In October 1995, litigation was filed against Full House relating to ownership and access pertaining to a portion (approximately 1,200 square feet) of the Deadwood Gulch Resort hotel and parking lot property. The Katons, who are neighboring landowners, allege trespass as a result of the construction of the Resort parking lot. Other adjoining landowners to the rear of the Resort also filed a lawsuit, alleging that the Resort has blocked their right of way across the creek to their property, insofar as their current access is across an alleged portion of the Katons' property and seeking removal of the structures (sidewalk and trash dumpster) blocking the alleged easement as well as damages for any harm suffered by the plaintiffs as a result of blocking the easement. Katon, et al v. Deadwood Gulch Resort and Gaming Corp., Eighth Judicial Circuit, Lawrence County, South Dakota and Sowers, et al v. Deadwood Gulch Resort and Gaming Corp., Eighth Judicial Circuit, Lawrence County, South Dakota. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition.

         In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star has filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. Both Full House and Mr. Paulson have been granted summary judgment on Lone Star's breach of contract claim and all claims arising therefrom. The Company's motion for summary judgment on Lone Star's remaining claims against it has also been granted. Lone Star recently appealed those judgments. An action filed by Lone Star in Texas in December 1994 raising similar issues has been dismissed. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition.

         In late 1995, Branson Hills Associates, L.P. (the "Plaintiff") filed a lawsuit in the Circuit Court of Taney County, Missouri, naming Lee Iacocca, William P. McComas, Ron Richey, and the Company and certain of its subsidiaries as defendants (collectively, the "Defendants") although no defendants were served until March 1996. The suit involves a claim that Messrs. Iacocca and McComas failed to use their best efforts to find a developer and financing for the Plaintiff in connection with the development of properties owned by the Plaintiff. The Plaintiff seeks rescission of the contract granting certain property rights to Iacocca and McComas in consideration of said best efforts, and further seeks damages for fraud and breach of contract arising out of Mr. McComas's loaning of funds to Plaintiff when alternative financing could not be arranged. Mr. Richey and the Company are further named in a count of conspiracy. A portion of the property rights involved in the lawsuit were briefly held by the Company subsequent to the merger involving LAI as described above, and have since been returned to Mr. Iacocca. The Company no longer holds any interest in such property. See "Business - Background." All Defendants have responded to the claims and vigorously dispute liability. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition or results of operations.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         On April 9, 1996, the Company signed a non-binding letter of intent for the purchase of the Deadwood Gulch Resort by RGB Deadwood Gulch L.L.C. Although negotiations for the sale of the Resort to RGB Deadwood Gulch L.L.C. terminated on May 15, 1996, the Company is still actively marketing the Resort for sale. The Company determined that continued ownership of the Resort is not consistent with its future plans which anticipate focusing on gaming facilities in areas of higher population density and locations at which applicable regulations permit high stakes and expanded types of gaming. Any sale will be subject to approval by the Company's stockholders and a finding by the South Dakota Commission on Gaming that the purchaser is suitable to obtain a gaming license in South Dakota. There can be no assurance that a sale will ultimately be consummated.

Results of Operations

Year Ended December 31, 1995 compared to Year Ended December 31, 1994

         Revenues for the year ended December 31, 1995 decreased $59,374 to $5,633,146, as compared with revenues of $5,692,520 for the year ended December 31, 1994. The decrease was offset by income from joint ventures of $160,224.

         Joint Ventures. During 1995, four limited liability joint venture companies were formed by Full House and GTECH to pursue gaming opportunities and to which Full House transferred three of its present gaming ventures. Excluded were the Deadwood Gulch Resort and an additional venture where assignment was not completed pending further discussions with the tribe and with the holder of a 15% interest in that gaming contract. If assignment is not completed, Full House will assign its rights to revenues only and GTECH will bear an appropriate portion of the expenses. Full House and GTECH each have a 50% interest in each limited liability company. Full House's share of the income generated by those companies was $160,224.

         Casino Operations. Revenues decreased $218,951 or 13.1% for the year ended December 31, 1995 over the same period in 1994. Departmental expenses decreased $3,292 or .3% for the year ended December 31, 1995 from 1994. As a result of the decrease in revenues, departmental profit decreased by $215,659 or 34.8% as compared to the same period in 1994. Management attributes the decrease in revenues to the decline in gaming activity in the entire Deadwood market as reported by the South Dakota Commission on Gaming.

         Hotel/RV Resort. Although hotel occupancy declined 10.7% for the year ended December 31, 1995, the average daily rate increased 8.6% to $56.85. As a result, revenues for the period decreased $57,891 or 4.2% for the Hotel. Revenues at the RV Resort increased $18,211 for the year ended December 31, 1995 from $90,553 for the same period in 1994. The combination of these factors resulted in an increase in Hotel/RV Resort departmental profit of $25,305 or 3.0%. Management attributes the decline in revenues of the Hotel to a decline in tourism due to snowfall levels of approximately 60% of normal in the Black Hills during the first and second quarters of 1995, compared to snowfall of 175% of normal in 1994.

         Retail. Revenues declined by $7,697 or .6% for the year ended December 31, 1995 from 1994 due to the poor 1995 winter skiing and snowmobiling conditions. Departmental profit increased $22,543 for the year ended December 31, 1995 from 1994. Management attributes the increase in departmental profit to more aggressive pricing, as well as increased productivity.

         Food and Beverage. Revenues for 1995 were $727,865 (which includes $176,742 of promotional allowances), a decrease of $16,844 or 2.3% from 1994 revenues of $744,709 (which included $166,632 of promotional allowances). The departmental loss after subtracting promotional allowances decreased $21,128 over 1994. Management attributes the improvement to better cost of sales management and the development of a new menu, repositioning the restaurant in the market.

         Gulches of Fun Family Center. Although revenues for the year ended December 31, 1995 increased $65,983 from 1994, departmental profit decreased $90,581 from 1994. The summer season of 1995 was one of the three wettest in the recent history of the Black Hills and management attributes the decrease in departmental profit to adverse weather conditions during peak operating times for the outdoor activities.

         General  and  Administrative  Expenses  -  Resort.  Expenses  increased
$33,833 for the year ended December 31, 1995 from 1994. Resort general and administrative expenses reflect increased property taxes and insurance as a result of the completion of the Gulches of Fun family center and the RV Resort. All other Resort specific general and administrative expenses declined as compared to the prior periods.

         Non-Resort General and Administration Expenses. Non-Resort expenses for the year ended December 31, 1995 totaled $1,820,733, an increase of $756,011 over the prior year. In 1995, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

         Depreciation. Depreciation and amortization increased $735,235 for the year ended December 31, 1995 over 1994. This increase is primarily due to the amortization of goodwill in 1995 which totaled $615,307.

         Abandoned Project Cost. On June 28, 1995, the Governor of the State of Michigan determined to prohibit off-reservation gaming in the State of Michigan. As a result, the Company recognized a loss of $1,867,730 relating to costs associated with its proposed gaming project in Detroit, Michigan.

         Impairment of Long Lived Assets. In January, 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon available information which indicates a loss may be incurred upon disposition, the Company reduced the carrying value of the Deadwood Gulch Resort in 1995 and recognized an impairment loss of $3,100,000.

         Interest Expense and Debt Issue Costs. Interest expense and debt issue costs increased by $187,061 due to refinancing the first mortgage on the Deadwood Gulch Resort, use of the Company's line of credit and the $4,000,000 loan from GTECH (which was repaid in 1996). This increase was offset by reduced levels of debt issue costs in 1995 versus 1994.

         Interest and Other Income. Interest and other income increased to $828,302 in 1995 as compared to $57,645 in 1994, principally as a result of $804,390 of interest income relating to Full House's advances in connection with certain gaming agreements.

         Income Tax Benefit. The income tax benefit increased to $1,944,710 in 1995 from $2,000 in 1994. This tax benefit is a result of the Company's 1995 net loss of $5,550,888.


Year Ended December 31, 1994 compared to Year Ended December 31, 1993

         Revenues for the year ended December 31, 1994 increased 28.7% to $5,895,268 as compared with revenues of $4,581,781 for the year ended December 31, 1993.

         Revenues from Casino Operations increased 4.9% from $1,594,527 in 1993 to $1,672,559 in 1994; Hotel/RV Resort revenues increased 10.5% from $1,325,087 in 1993 to $1,464,108 in 1994; revenues from Retail increased 32.2% from $950,839 in 1993 to $1,256,982 in 1994; and Food and Beverage revenues increased 4.7% from $711,328 in 1993 to $744,709 in 1994. The operations for the Gulches of Fun family fun center contributed $756,910 in 1994.

         Casino Operations. Revenues increased 4.9% in 1994 over 1993. As a result of departmental expenses increasing 21% over 1993, department profit decreased $104,898 as compared to 1993. The terminated Route Operation Agreement with the Lucky 8 Gaming Hall contributed $84,255 in revenues during 1993.

         Management attributes the increase in revenues in 1994 to the opening of two new casinos at the Gulches of Fun family fun center in 1994. At December 31, 1994, there were 117 slots and four blackjack tables at the fun center. Competition, however, has increased both within the Deadwood market and countrywide and the fact that gaming is no longer a new attraction for the typical visitor to Deadwood. Three new casinos opened in downtown Deadwood in September, 1993 at the Four Aces facility. They have conducted an aggressive marketing program of giveaways and deeply discounted food and beverage prices to establish themselves in the market. Other downtown casinos have responded with promotional programs to protect their market share as the overall market has not expanded. The Company has also increased its promotional allowances and has been able to maintain its market share.

         The increase in the departmental expense is a result of adding the two new casinos at the Gulches of Fun family fun center. These new operations, due to their distance from the existing casinos, South Dakota regulations, and the table games played, requires additional staffing.

         Hotel/RV Resort. Hotel occupancy increased from 70% in 1993 to 71% in 1994 and the average daily rate increased from $50.59 to $52.34, resulting in a slight increase in revenues. Hotel expenses increased from 36.6% of sales in 1993 to 38.4% of sales in 1994. Hotel profits net of promotional allowances increased from $813,765 in 1993 to $824,512 in 1994.

         Operations commenced for the RV Resort and Campground in the later part of the second quarter of 1994. The revenues for 1994 were $90,553. The RV Resort and Campground expenses were $93,639, resulting in a RV Resort and Campground loss of $3,086. The facility was closed for the season on October 1, 1994.

         RV Resort and Campground payroll expenses were higher than normal as part of the initial start up of the operation in 1994. The Company expects that this expense will decline as a percentage of revenues and revenues will increase in 1995 with the Campground in operation for the full season.

         Retail. Revenues increased 32.2% in 1994 as compared to 1993 and departmental profits increased from $65,099 in 1993 to $135,791 in 1994. This was partially attributable to the completion of the highway construction at the entrance to the Resort which restricted access and depressed sales through September 1993.

         Food and Beverage. Revenues increased by 4.7% in 1994 as compared to 1993. Cost of sales and other departmental expenses increased in 1994 resulting in a reduction in departmental profit (net of promotional allowances) from $28,663 in 1993 to a loss of $48,689 in 1994. Management is focusing its attention in this area to revise the menu, increase marketing efforts and reduce costs.

         Gulches of Fun Family Fun Center. Partial operations commenced for the Gulches of Fun family fun center in the later part of the second quarter of 1994. The entire facility opened to the public on July 1, 1994. The Gulches of Fun family fun center contains two new casinos with state of the art design and equipment in conjunction with family oriented activities of miniature golf, go kart track, batting cages, bumper boat pond, kiddie playland, redemption and arcade games and family oriented food and beverage services.

         Revenues for 1994 were $756,910 and the departmental expenses were $476,330, resulting in a departmental profit of $280,580.

         Sales and Marketing Expenses. Sales and marketing expense remained constant at 4% of revenues for both 1994 and 1993. Due to the Company's plan for an extensive marketing program to promote its new facilities of the RV Park and Campground and Gulches of Fun family center, the Company expects that expenditures for sales and marketing will remain at approximately the same percentage of revenues in the coming year.

         General and Administrative Expense - Resort. The Resort general and administrative expenses were approximately $596,242 for 1994, a decrease of $15,290, or 2.5%, over 1993 despite the increase in total revenues at the Resort of 29.4% over 1993.

         Depreciation. Depreciation and Amortization increased $139,599 over 1993. This increase is primarily due to the addition of the Gulches of Fun family fun center and the RV Resort and Campground.

         Non-Resort General and Administrative Expenses. The Non-Resort expenses were $1,064,722 for 1994, an increase of $955,972 over 1993.

         In 1994, the Company incurred costs related to the investigation, due diligence and pre-development of various ongoing opportunities for corporate expansion and the expansion of the Company's corporate structure necessary to administer the Company's expansion. The major categories and approximate expense levels for 1994 were legal and consulting fees of $472,764, travel of $176,540, salary and benefits of $204,173, investor relations of $99,802, independent accounting fees of $59,136 and other of $52,307. Additionally, the Company has capitalized outside professional fees of approximately $426,664 during 1994, associated primarily with the Native American and merger opportunities.

         Non-operating Income and Expense. Non-operating Expense increased by $495,787 over 1993. This increase is due to debt issue costs of $647,349 in the first quarter of 1994 primarily related to restructuring a major portion of the Company's mortgage debt and for costs incurred with Allen E. Paulson's providing an $8 million line of credit to the Company from the Bank of America.


Liquidity and Capital Resources

         For the year ended December 31, 1995, cash flow from operating activities was negative in the amount of $1,433,791. Included was the net loss of $5,550,888, more fully explained above, reduced by depreciation and amortization of $1,240,446, write-off of abandoned project costs of $1,867,730 and recognition of impairment in long-lived assets of $3,100,000 offset by a decrease in deferred tax liability of $1,944,710 and the net other changes of approximately $146,369. Cash flow from investing activities was negative in the amount of $11,130,555 as a result of an increase in investments in gaming and merger opportunities. Cash flows from financing activities were the result of borrowings from GTECH Corporation, refinancing of the resort in Deadwood and the Bank of America line totaling $14,306,285 reduced by repayment of debt and payment of debt issue costs of $1,787,925. As a result of the above factors, there was a net decrease in cash and cash equivalents of $27,916.

         On March 24, 1994, Allen E. Paulson purchased 1,000,000 shares of Full House's common stock for $800,000. Full House also issued 500,000 shares of its Common Stock to Mr. Paulson in exchange for his agreement to individually provide or to take such actions as were required for a financial institution to provide a commercial line of credit to Full House in the minimum amount of $8 million. Full House valued the shares of stock at $.80 per share based upon the size of the transaction, the fact that the shares were not registered and are not subject to registration rights. In addition, a large block of shares was repurchased by the Company from a then principal stockholder at a price per share and time sequence reasonably close to the transaction with Mr. Paulson. The 500,000 shares issued to Mr. Paulson as compensation for securing the $8 million financing were charged as a period cost in Full House's results of operation for 1994. On June 7, 1994, Bank of America, as a result of the joint and several guarantees of the full amount of the loan by Mr. Paulson and the other directors of Full House, provided Full House with a line of credit in the amount of $8 million at the "reference rate" of Bank of America, N.A. As of December 31, 1995, a balance of $6,206,286 was outstanding under the line of credit. The outstanding balance was repaid with funds received as part of the agreement with GTECH Corporation discussed below. As of June 15, 1996, no amounts were outstanding under this line of credit. All amounts outstanding under this line of credit bear interest at the bank's "reference rate" and are due and payable upon demand or, if no demand is made, on July 1, 1996. Full House believes that it would have been unable to obtain this line of credit without the actions of Mr. Paulson, as its financial condition would not have supported such an extension of credit.

         On March 23, 1995, LAI Associates, Inc., a corporation wholly-owned by Lee Iacocca, merged with a subsidiary of Full House and became a wholly-owned subsidiary of Full House. The Company issued 1,250,000 shares of Common Stock to Mr. Iacocca. In exchange, the Company received LAI's interest in its agreements with the Organized Tribes (55%), Nottawaseppi Huron Band of Potawatomi (55%), Torres Martinez Desert Cahuilla Indians (50%) and Delaware State Fair (50%) projects. The remainder of the interests in these projects was acquired through the Omega merger described below. Subsequently, Full House returned to Mr. Iacocca a 25% interest in a total of 21 acres of land in Branson, Missouri, and a 50% interest in certain royalties receivable. In exchange, Mr. Iacocca returned 193,529 shares of Common Stock to Full House in March, 1996. See "Legal Proceedings."

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

         Full House entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue existing (except the Deadwood Gulch Resort and certain other specified projects) and future gaming opportunities. Although the agreements were dated as of December 29, 1995, the parties agreed to share equally in the equity investment, financing responsibility and in revenues and expenses of each project commencing April 1, 1995. Pursuant to the agreements, joint venture corporations equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez and Delaware State Fair Projects to the joint venture companies. Full House has agreed, subject to further discussion with the Nottawaseppi Huron Band of Potawatomi and with the holder of a 15% interest in that gaming contract, to assign to a joint venture company its rights to develop a project with such Tribe. If the assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses related thereto. See "Business."

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at June 1, 1996 had guaranteed to GTECH one-half of $10.4 million of such loans to the North Bend, Oregon joint venture company. Upon completion of the Delaware project, currently anticipated in August 1996, Full House will execute a guarantee to GTECH of one-half of the amounts loaned to the joint venture company by GTECH. The amount of the guarantee is currently estimated to be approximately $4.5 million. The guarantees provide for full subrogation of Full House to GTECH's rights and prohibit acceleration of the underlying indebtedness so long as Full House makes the defaulted payments. The terms of the loans vary by project, but in those instances in which the joint venture companies loan funds to others involved in the project (e.g., North Bend, Oregon), the loans to the joint venture companies are intended to be a mirror image of the loans between the joint ventures and the third parties.

         GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common Stock. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, certain directors of Full House and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same.

         The agreement between Full House and GTECH provides that the joint venture partners will provide the funds needed to finance the development of the joint venture projects. While the amounts necessary to finance the development of the projects are subject to regulatory approval and adjustment as the projects are more fully developed, the Company estimates that the amount to be provided by the joint venture companies will be approximately $70 million during the next three years. Although the agreement between Full House and GTECH establishes a performance for obtaining non-recourse financing for the projects undertaken in the joint venture companies, it may not be possible to obtain needed funds in this manner. In the event that Full House is unable to obtain the required funds on more favorable terms, GTECH has agreed to lend to Full House its required portion of the financing at GTECH's cost of financing plus 22.5% of Full House's share of the "Profits" from the venture until the later of repayment of the loan or one year after the project begins to receive revenues from patrons of the facilities comprising the project. In the event that GTECH loans funds to a joint venture entity, Full House has agreed to guarantee one-half of the obligations of the joint venture company to GTECH.

         Full House borrowed $4 million from GTECH during 1995. Such amounts were repaid on January 26, 1996 with funds received as a part of the agreement with GTECH. See "Business - GTECH Relationship." Interest expense on this indebtedness was $270,517.

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

         On July 19, 1995, an addendum to the agreement with the Coquille Indian Tribe was executed. Pending regulatory approval, the addendum will reduce the obligation of the Full House-GTECH joint venture company to provide financing to $10.4 million, extend the date when repayments begin and modify the method of computing participating rents (from net revenues to modified gross revenues) and loan repayments. Lease and debt payments commenced on August 19, 1995, and September 19, 1995, respectively. As of March 31, 1996, the Full House-GTECH joint venture company had advanced approximately $10.7 million for the project of which approximately $.5 million had been repaid.

         Pursuant to a September 16, 1994 agreement with the Organized Tribes in the State of Michigan, Full House obtained the rights to pursue off-reservation gaming and related non-gaming activities. On June 28, 1995, the Governor of the State of Michigan determined to prohibit off-reservation gaming in the State of Michigan. As a result of this action and after reimbursement of certain costs incurred by Full House from GTECH, Full House has written off project costs of $1,867,730.

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The proceeds from the loan were used to repay its obligation to H. Joe Frazier, a stockholder and a then director of the Company, and to repay a portion of the revolving note payable to Bank of America. The note bears interest at 10.25% through May, 1996, and at prime plus 2-1/4% for the period June 1, 1996 through May 1, 2002. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. Frazier, McComas and Paulson. The agreement restricts substantially all of DGR's cash to pay operating expenses and debt service of DGR. Cash from operations is placed into a series of restricted accounts to pay obligations in the following priority:
(1) operating expenses of DGR for the current month; (2) a reserve for operating expenses for off-season months; (3) a reserve for debt service (over and above scheduled payments); and (4) an asset replacement reserve. Because of these restrictions, no DGR cash has been available for dividends or distribution to the Company for expansion purposes. The agreements also include financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. The Company was not in compliance with these covenants at December 31, 1995. However, the lender has waived these defaults through the year ended December 31, 1996. The Company prepaid $751,827 of this indebtedness in March, 1996.

         The 800,000 Warrants and 80,000 units (the "Representative's Units") issued to the representative of the underwriters in Full House's 1993 public offering became exercisable on August 10, 1994. Each Warrant may be exercised for 1.1894 shares of Common Stock at a price of $4.20 per share. As of June 15, 1996, 778,534 Warrants to purchase 925,988 shares were outstanding. Full House may, in accordance with the Warrant Agreement, call the Warrants. Each Representative's Unit (each consisting of three shares of Common Stock and the right to buy one additional share) may be exercised at a price of $13.17 per Unit. The Warrants can be exercised until February 10, 1997. As of June 15, 1996, a total of 57,500 Representative's Units had been exercised, leaving a balance of 22,500 which may be exercised. As a result of such exercises, 57,500 warrants, which were included in the Representative's Units, are now outstanding.

         As of December 31, 1995, Full House had cumulative undeclared and unpaid dividends in the amount of $735,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         Full House had a working capital of $391,116 as of December 31, 1996.

         Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

Item 7.  Financial Statements

         The following financial statements are filed as part of this Report:

                                                                            Page
                                                                            ----


The Company:
Independent Auditors' Report.............................................    F-1
Consolidated Balance Sheet as of December 31, 1995.......................    F-2
Consolidated Statements of Operations for the Years
  Ended December 31, 1994 and 1995.......................................    F-3
Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1994 and 1995.........................    F-4
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1994 and 1995.......................................    F-5
Notes to Consolidated Financial Statements...............................    F-7






Item 9.  Directors, Executive Officers, Promoters and Control Persons

         Names, ages and positions of all directors and executive officers of the Company as of May 31, 1996 are listed below, followed by a brief account of their business experience during the past five years.





    Name                    Age                       Positions
    ----                    ---                       ---------

Allen E. Paulson            73           Chairman and Chief Executive Officer
William P. McComas          69           Director
Ronald K. Richey            69           Director
Robert L. Kelley            63           President and Chief Operating Officer
William R. Jackson          46           Executive Vice President - Corporate
                                         Finance
Megan G. McIntosh           40           Secretary




         Allen E. Paulson has been the Chairman and Chief Executive Officer and Chairman of the Board of Directors of the Company since August 20, 1994. Mr. Paulson was the Chairman and Chief Executive Officer of Gulfstream Aerospace Corporation until his retirement in 1992 and he is currently the Chairman Emeritus on the Board of Directors. Mr. Paulson owns five automobile dealerships in Beverly Hills, California. He is also a thoroughbred breeder and is the owner of the Del Mar Country Club in Rancho Santa Fe, California which includes both a golf course and club house and lots for residential development surrounding the country club. Mr. Paulson also serves on the Boards of Directors of DIAL Corporation and CardioDynamics International Corporation.

         William P. McComas has been a Director of Full House since November, 1992. He has been President of McComas Properties, Inc., a California real estate development company since January 1984. Mr. McComas and companies controlled by him have developed several hotels and resorts, including Marina Bay Resort, Fort Lauderdale, Florida; Ocean Colony Hotel and Resort, Half Moon Bay, California; Residence Inn by Marriott, Somers Point, New Jersey; and five Holiday Inns located in Des Moines, Iowa; San Angelo, Texas; Suffern, New York; Niagara Falls, New York; and Fort Myers, Florida.

         Ronald K. Richey has been a director of the Company since April 9, 1996. He has been Chairman of Torchmark Corporation, an insurance holding company since August 1986 and has been the Chief Executive Officer of that company since December 1984. From December 1984 through August 1986, Mr. Richey was President of Torchmark Corporation. Mr. Richey is an attorney and a member of the Oklahoma Bar Association.

         Robert L. Kelley has been the President and Chief Operating Officer of the Company since August 10, 1994. Mr. Kelley was the Executive Vice President in charge of casino operations for Lone Star Casino Corporation from May, 1993 until beginning employment with Full House. Mr. Kelley was a partner in a consulting partnership that evaluated hotel casinos from April, 1990 until May, 1991. Prior to that, Mr. Kelley had over 20 years experience as a senior executive of Las Vegas hotel casinos including the Las Vegas Hilton, Flamingo Hilton and Tropicana Hotel and Casino.

         William R. Jackson has been Executive Vice President -- Corporate Finance of Full House since June, 1994. Mr. Jackson was the Chief Financial Officer of Westinghouse Communities, Inc. for over 6 years. Mr. Jackson received a Bachelor of Business Administration Degree in Accounting from Stetson University in Deland, Florida. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

         Megan G. McIntosh has been employed by Full House since December 1, 1994 and has been the Secretary of Full House since November 20, 1995. From April 1991 until she joined Full House, Ms. McIntosh was an administrative assistant for a civil engineering firm located in California. Prior to that time, Ms. McIntosh was an administrative assistant for a real estate development firm located in Southern California.


Item 12.          Certain Relationships and Related Transactions

         During the fiscal years ended December 31, 1994 and 1995, the Company paid $149,921 and $61,655, respectively, in interest costs to H. Joe Frazier in connection with loans to the Company provided by Mr. Frazier in March 1993. The loan was repaid in full in May 1995 as discussed in the next paragraph. Mr. Frazier resigned as a director of the Company in January, 1996.

         On May 31, 1995, DGR borrowed $5 million from Miller & Schroeder Investment Corporation, secured by a mortgage on its real property. The proceeds of the loan were used to repay its obligation to H. Joe Frazier, a stockholder and a then director of the Company ($1,237,789.43), to repay a portion of the revolving note payable to Bank of America ($3,525,676.57) which was also guaranteed by the directors of the Company and the balance was used to pay costs associated with the loan. Allen E. Paulson, William P. McComas and H. Joe Frazier, severally, guaranteed 8.33% of the loan from Miller & Schroeder under an arrangement which provides that the amount guaranteed by them is proportionately reduced as the loan is repaid. In March, 1996, as partial consideration for the lender waiving certain covenant violations by DGR, the Company issued a guaranty of $1,420,000 of DGR's indebtedness under this loan.

         On March 24, 1994, Allen E. Paulson purchased 1,000,000 shares of Full House's common stock for $800,000. Full House also issued 500,000 shares of its Common Stock to Mr. Paulson in exchange for his agreement to individually provide or to take such actions as were required for a financial institution to provide a commercial line of credit to Full House in the minimum amount of $8 million. Full House valued the shares of stock at $.80 per share based upon the size of the transaction, the fact that the shares were not registered and are not subject to registration rights. On March 14, 1994, 1,025,635 shares of Common Stock and 300,000 shares of Preferred Stock were repurchased by the Company from Eugene Gatti, for $1,903,000. The 500,000 shares issued to Mr. Paulson as compensation for securing the $8 million financing were charged as a period cost in Full House's results of operation for 1994. On June 7, 1994, Bank of America, as a result of the joint and several guarantees of the full amount of the loan by Messrs. Paulson, Frazier and McComas, provided Full House with a line of credit in the amount of $8 million at the "reference rate" of Bank of America, N.A. As of December 31, 1995, a balance of $6,206,286 was outstanding under the line of credit. As of March 15, 1996, no amounts were outstanding under this line of credit. All amounts outstanding under this line of credit bear interest at the bank's "reference rate" and are due and payable upon demand or, if no demand is made, on July 1, 1996. Full House believes that it would have been unable to obtain this line of credit without the actions of Mr. Paulson, as its financial condition would not have supported such an extension of credit.

         As part of the merger of a subsidiary of Full House into Omega Properties Inc., the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder(s) of this note, but in no event before August 31, 1996. William P. McComas received the note and the other stockholder of Omega received the shares in exchange for their interests as shareholders of Omega. See "Business-Background."

         As part of its transactions with GTECH Corporation, Full House issued to GTECH a convertible promissory note in the principal amount of $3,000,000. The note is convertible, subject to regulatory approval, at any time prior to January 25, 1998, into 600,000 shares of Common Stock. The note is non-interest bearing until January 25, 1998, at which point the unpaid principal balance of the note will bear interest at the "prime rate." The note matures on January 25, 2001. See "Business-GTECH Relationship."

         With respect to the foregoing transactions, Full House believes that such transactions were on terms as favorable to Full House as would have been available from unrelated parties.


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits.

     2.1 Letter of Intent (incorporated by reference to Exhibit 2.1 to the Company's Amended Registration Statement on Form 10)

     2.2 Stock Acquisition Agreement Among Full House Resorts, Inc., Deadwood Gulch Resort and Gaming Corp. and the Stockholders thereof, dated November 6, 1992 (incorporated by reference to Exhibit 2.2 to the Company's Amended Registration Statement on Form 10)

     2.3 Agreement Among Joint Venturers of Deadwood Hotel Joint Venture, dated June 30, 1992 (incorporated by reference to Exhibit 2.3 to the Company's Amended Registration Statement on Form 10)

     2.4    Agreement  for  Transfer  of  Property  to  Corporation  Pursuant to
            Section 351 of the Internal Revenue Code, dated June 30, 1992 (incorporated by reference to Exhibit 2.4 to the Company's Amended Registration Statement on Form 10 )

     3.1    Certificate   of   Incorporation   of  Full  House   Resorts,   Inc.
            (incorporated by reference to Exhibit 3.1 to the Company's Amended Registration Statement on Form 10)

     3.2    Bylaws of Full House  Resorts,  Inc.  (incorporated  by reference to
            Exhibit 3.2 to the Company's Amended Registration  Statement on Form
            10)

     4.1 Certificate of Designation of Series 1992-1 Preferred Stock of Full House Resorts, Inc., dated November 6, 1992 (incorporated by reference to Exhibit 4.1 to the Company's Amended Registration Statement on Form 10)

     4.2    Form of Underwriter's  Warrant (incorporated by reference to Exhibit
            (4)(c) to the Registration Statement on Form S-18 (No. 33-15292-NY) of Full House Resorts, Inc. (incorporated by reference to Exhibit
            4.2 to the Company's Amended Registration Statement on Form 10)

     10.1 1992 Non-Employee Director Stock Plan of Full House Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Amended Registration Statement on Form 10)

     10.2 1992 Incentive Plan of Full House Resorts, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Amended Registration Statement on Form 10)

     10.3 Mortgage-180 Day Redemption, dated August 30, 1991, Between Deadwood Hotel Joint Venture and Eugene V. Gatti (incorporated by reference to Exhibit 10.3 to the Company's Amended Registration Statement on Form 10)

     10.4 Mortgage-180 Day Redemption, dated January 27, 1992, Among Deadwood Hotel Joint Venture, Eugene V. Gatti, William P. McComas, Hotel Properties, Inc. and Kober Corporation (incorporated by reference to
            Exhibit 10.4 to the Company's Amended Registration Statement on Form
            10)

     10.5 Debt Reduction Agreement, dated July 27, 1991, among Westdak Limited Partnership, Gatti & McComas, Inc., Eugene V. Gatti, William P. McComas, James E. Hosch, William J. Durst, and James E. Hosch as Trustee of the Interest of William J. Durst in Westdak Limited Partnership (incorporated by reference to Exhibit 10.5 to the Company's Amended Registration Statement on Form 10)

     10.6 Deadwood Hotel Joint Venture Standard Route Operation Agreement, dated June 30, 1992, Between Deadwood Hotel Joint Venture and Lucky 8 Gaming Hall (incorporated by reference to Exhibit 10.6 to the Company's Amended Registration Statement on Form 10)

     10.7 Management and Operating Agreement between Trimark Hotel Corporation and Deadwood Hotel Joint Venture, dated February 23, 1990 (incorporated by reference to Exhibit 10.7 to the Company's Amended Registration Statement on Form 10)

     10.8 Franchise Agreement Between Park Inns International, Inc. and Deadwood Hotel Joint Venture, dated February 28, 1990 (incorporated by reference to Exhibit 10.8 to the Company's Amended Registration Statement on Form 10)

     10.9 Dealer Gasoline and Franchise Agreement, dated June 8, 1992, between M.G. Oil Company and Deadwood Gulch Resort (incorporated by reference to Exhibit 10.9 to the Company's Amended Registration Statement on Form 10)

     10.10 Common Stock Purchase Warrant of Full House Resorts, Inc. issued to Generation Capital Associates, dated November 20, 1992 (incorporated by reference to Exhibit 10.10 to the Company's Amended Registration Statement on Form 10)

     10.11 Promissory Note of Full House Resorts, Inc. in the amount of $90,000, dated November 10, 1992, payable to Bearer (incorporated by reference to Exhibit 10.11 to the Company's Amended Registration Statement on Form 10)

     10.12 Employment Agreement between Full House Resorts, Inc. and David K. Cantley, dated December 1, 1992 (incorporated by reference to
            Exhibit 10.12 to the Company's Amended Registration Statement on Form 10)

     10.13 Letter of Intent between Full House Resorts, Inc. and Stuart, Coleman & Co., Inc., dated February 23, 1993 (incorporated by reference to Exhibit 10.13 to the Company's Amended Registration Statement on Form 10)

     10.14 Agreement to Provide and Accept Commitment to Restructure First and Second Mortgage Loans Among Full House Resorts, Inc., Deadwood Gulch Resort and Gaming Corp., Eugene V. Gatti, William P. McComas, H. Joe Frazier and Rober Corporation, dated March 15, 1993 (incorporated by reference to Exhibit 10.14 to the Company's Amended Registration Statement on Form 10)

     10.15 $1,000,000 Term Life Insurance Policy, dated March 19, 1993, on the life of David K. Cantley, issued by Federal Kemper Life Assurance Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

     10.16 Agreement dated February 11, 1994 and Amendment to Agreement dated March 13, 1994 among the Company, H. Joe Frazier, William P. McComas and Allan Paulson (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993)

     10.17 Debt Reduction Agreement, dated April 16, 1993, among the Company, Deadwood Gulch Resort and Gaming Corp., Eugene V. Gatti, William P. McComas and H. Joe Frazier. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.18 Letter Agreement, dated May 17, 1993, between the Company and H. Joe Frazier, extending mortgage commitment expiration date to July 7, 1993. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.19  Letter Agreement, dated May 17, 1993, between the Company and Eugene
            V. Gatti, extending mortgage commitment expiration date to July 7, 1993. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.20 General Release and Covenant Not to Sue, dated June 7, 1993, among the Company, Deadwood Gulch Resort and Gaming Corp., Trimark Hotel Corporation and Park Inns International, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.21 Letter Agreement, dated July 23, 1993, between the Company and H. Joe Frazier, extending mortgage commitment expiration date to August 7, 1993. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.22  Letter Agreement, dated July 2, 1993, between the Company and Eugene
            V. Gatti, extending mortgage commitment expiration date to August 7, 1993. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.23 Lock-Up Agreement, dated June 16, 1993, among the Company, David K. Cantley, Thomas M. Blair, James E. Hosch, H. Joe Frazier, Eugene V. Gatti, Kober Corporation, William P. McComas, Richard M. Gawlik, George M. Bashara and the Director of the South Dakota Division of Securities. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.24 Stock Purchase Agreement, dated July 20, 1993, among Kober Corporation, H. Joe Frazier, William P. McComas, James E. Hosch and Peter N. Bowinski. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

     10.25 Master Lease between Coquille Economic Development Corporation ("CEDC") and the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

     10.26 Participating lease between CEDC and the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

     10.27 Loan Agreement between CEDC and the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

     10.28 Promissory Note from The Coquille Indian Tribe and CEDC to the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28,
            1994)

     10.29 Security Agreement between The Coquille Indian Tribe, CEDC and the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28,
            1994)

     10.30 Absolute Assignment of Rents and Leases from The Coquille Indian Tribe to the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

     10.31 Escrow Agreement by and among the Company, CEDC, The Coquille Indian Tribe, Sun Plywood, Inc. and Ticor Title Insurance Company of
            California (Incorporated by reference to the Company's Post Effective Amendment No. 1. to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

     10.32 Purchase Agreement between the Company and William P. McComas dated August 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

     10.33 Agreement among the Company, Hannahville Indian Community, Lac Vieux Desert Band of Lake Supperior Chippewa Indians, Grand Traverse Band of Ohawa and Chippewa Indians and Keween and Bay Indian Community dated September 10, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
            1994)

     10.34 Agreement between Green Acres Casino Management Company, Inc. and the Company dated January 4, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

     10.35 Agreement for Commercial Development between the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 11, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)


     10.36 Addendum to Class II and III Management Agreements among the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 12, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

     10.37 Promissory Note dated November 20, 1995 in the original principal amount of $375,000 from the Company to William P. McComas*

     10.38 Master Agreement dated as of December 29, 1995 by and between GTECH Corporation and the Company*

     10.39 Option Agreement dated as of December 29, 1995 by and among GTECH Corporation, the Company, Lee Iacocca, William P. McComas and Allen
            E. Paulson*

     10.40 Convertible Note dated July 26, 1996 in the original principal amount of $3,000,000 payable by the Company to GTECH Corporation*

     10.41 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment, L.L.C. to GTECH under a Promissory Note of even date therewith in the amount of $10,400,000*

     10.42 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment (Delaware), L.L.C. to GTECH in an amount not to exceed $6,000,000*

     10.43 Loan Agreement dated as of May 31, 1995 between Deadwood Gulch Resort and Gaming Corp. and Miller & Schroeder Investment Corporation; Guaranty dated as of May 31, 1995 by Allen E. Paulson,
            H. Joe Frazier and William P. McComas; Subordination Agreement dated as of May 31, 1995 among Miller & Schroeder Investment Corporation, Deadwood Gulch Resort and Gaming Corp. and the Corporation; Waiver of Breach of Covenants and Amendment Number 1 to Loan Agreement dated March 28, 1996; and Guaranty dated March 28, 1996 by the Company.

     21     List of Subsidiaries of Full House Resorts, Inc.*

     23.1   Consent of Deloitte & Touche LLP, Certified Public Accountants**

- --------------------
*        Previously filed.
**       Filed herewith.


         (b)      Reports on Form 8-K.

         None.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


July 3, 1996                                        FULL HOUSE RESORTS, INC.



                                              By: /s/William R. Jackson
                                                     William R. Jackson
                                                     Executive Vice-President -
                                                     Corporate Finance

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheet of Full House Resorts, Inc. and Subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Reno, Nevada
March 13, 1996

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
- --------------------------------------------------------------------------------

                                                                    December 31,
                                                                       1995
                                                                    ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents......................................... $   356,754
 Restricted cash...................................................     224,775
 Accounts receivable, net of allowance of $16,300..................      24,959
 Receivable from GTECH.............................................   1,149,486
 Receivables from joint ventures...................................  10,211,703
 Inventories.......................................................      90,730
 Prepaid expenses..................................................     373,217
                                                                     ----------
  Total current assets.............................................  12,431,624

GAMING RIGHTS......................................................   3,258,836
ASSETS HELD FOR SALE - net.........................................   6,560,333
INVESTMENTS IN JOINT VENTURES......................................     862,508
GOODWILL - net.....................................................   2,912,698
OTHER ASSETS.......................................................      11,750
                                                                     ----------
TOTAL.............................................................. $26,037,749
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt................................. $11,042,260
 Accounts payable..................................................     386,914
 Accrued expenses..................................................     611,334
                                                                     ----------
  Total current liabilities........................................  12,040,508
                                                                     ----------
LONG-TERM DEBT, net of current portion.............................   4,545,194
                                                                     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Cumulative, convertible preferred stock, par value $.0001,
  5,000,000 shares authorized; 700,000 shares issued and
  outstanding; aggregate liquidation preference of $2,835,000......          70
 Common stock, par value $.0001, 25,000,000 shares authorized;
  10,339,549 shares issued and outstanding.........................       1,034
 Additional paid in capital........................................  16,413,315
 Accumulated deficit...............................................  (6,962,372)
                                                                     ----------
  Total stockholders' equity.......................................   9,452,047
                                                                     ----------
TOTAL.............................................................. $26,037,749
                                                                     ==========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                              Year Ended
                                                              December 31,
                                                          -------------------
                                                          1995           1994
                                                          ----           ----
OPERATING REVENUES:
 Casino.............................................   $1,453,608    $1,672,559
 Hotel/RV park......................................    1,424,428     1,464,108
 Retail.............................................    1,249,285     1,256,982
 Food and beverage..................................      727,865       744,709
 Fun park...........................................      822,893       756,910
 Joint ventures.....................................      160,224           -
                                                        ---------     ---------
                                                        5,838,303     5,895,268
 Less: promotional allowances.......................     (205,157)     (202,748)
                                                        ---------     ---------
  Net operating revenues............................    5,633,146     5,692,520
                                                        ---------     ---------
OPERATING COSTS AND EXPENSES:
 Casino.............................................    1,049,363     1,052,655
 Hotel/RV park......................................      637,062       606,567
 Retail.............................................    1,090,951     1,121,191
 Food and beverage..................................      578,684       626,766
 Fun park...........................................      632,894       476,330
 Sales and marketing................................      224,334       246,579
 General and administrative.........................    2,450,808     1,660,964
 Depreciation and amortization......................    1,240,446       505,231
 Abandoned project cost.............................    1,867,730            -
 Impairment of long-lived assets....................    3,100,000            -
 Other..............................................       75,917            -
                                                        ---------     ---------
  Total operating costs and expenses................   12,948,189     6,296,283
                                                       ----------     ---------
                                                       (7,315,043)     (603,763)
LOSS FROM OPERATIONS
OTHER INCOME (EXPENSE):
 Interest expense and debt issue costs (including
  $81,015 and $626,868 to related parties)...........  (1,008,857)     (821,796)
 Interest and other income...........................     828,302        57,645
                                                        ---------     ---------
LOSS BEFORE INCOME TAXES.............................  (7,495,598)   (1,367,914)
INCOME TAX BENEFIT...................................   1,944,710         2,000
                                                        ---------     ---------
NET LOSS.............................................  (5,550,888)   (1,365,914)
Less, undeclared dividends on cumulative
 preferred stock.....................................    (210,000)     (225,000)
                                                        ---------     ---------
NET LOSS APPLICABLE TO COMMON SHARES................. $(5,760,888)  $(1,590,914)
                                                        =========     =========
LOSS PER COMMON SHARE................................ $     (0.59)  $     (0.19)
                                                        =========     =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING.........................................   9,806,723     8,417,176
                                                        =========     =========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


                                                                           Deferred
                         Preferred Stock     Common Stock      Additional    Debt
                         ---------------    ----------------    Paid-in      Issue     Accumlated
                         Shares   Amount    Shares    Amount    Capital      Costs       Deficit      Total
                         ------   ------    ------    ------    -------    --------    ----------     -----

BALANCE,
 JANUARY 1, 1994......  1,000,000  $100    7,953,500   $ 795  $ 9,296,456  $(200,000)  $  (45,570)  $9,051,781

Net loss..............         -     -            -       -            -          -    (1,365,914)  (1,365,914)

Purchase and retirement
 of stock.............   (300,000)  (30)  (1,025,635)   (103)  (1,902,867)        -            -    (1,903,000)

Purchase of shares by
 an officer, director
 and stockholder......         -     -     1,000,000     100      799,900         -            -       800,000

Issuance of common stock
 to an officer, director
 and stockholder related
 to debt issue costs...        -     -       500,000      50      399,950         -            -       400,000

Issuance of common stock
 as compensation.......        -     -        50,000       5      117,495         -            -       117,500

Exercise of options....        -     -        50,000       5      149,995         -            -       150,000

Exercise of options
 under incentive plan..        -     -        57,188       6      151,542         -            -       151,548

Exercise of warrants,
 net of $38,450 in
 registration costs...         -     -       182,964      19      767,931         -            -       767,950

Write off and amortization
 of debt issue costs..         -     -            -       -            -     200,000           -       200,000
                        ---------  ----   ----------  ------   ----------  ---------   ----------     ---------

BALANCE,
 DECEMBER 31, 1994....    700,000    70    8,768,017     877    9,780,402         -    (1,411,484)   8,369,865

Net loss..............         -     -            -       -            -          -    (5,550,888)  (5,550,888)

Shares issued for
 acquisition of LAI
 Associates, Inc.
 ("LAI")..............         -     -     1,250,000     125    5,312,375         -            -     5,312,500

Receivable for shares
 issued for acquisition
 of LAI to be returned..       -     -      (193,529)    (19)    (822,481)        -            -       822,500)

Shares issued for
 acquisition of Omega
 Properties, Inc. .....        -     -       500,000      50    2,124,950         -            -     2,125,000

Exercise of warrants,
 net of $45,189 in
 registration costs....        -     -        15,061       1       18,069         -            -       18,070
                        ---------  ----   ----------   -----   ----------   --------   ----------   ---------

BALANCE,
 DECEMBER 31, 1995....    700,000  $ 70   10,339,549  $1,034  $16,413,315   $     -   $(6,962,372) $9,452,047
                       ==========  ====   ==========   =====   ==========   ========   ==========  ==========



See notes to consoldiated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------


                                                             Year Ended
                                                             December 31,
                                                         -------------------
                                                          1995          1994
                                                          ----          ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:

 Net loss.........................................    $(5,550,888)  $(1,365,914)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization...................      1,240,446       505,231
  Stock issued as compensation....................             -        117,500
  Debt issue costs................................         41,170       647,349
  Abandoned project costs.........................      1,867,730            -
  Impairment of long-lived assets.................      3,100,000            -
  Loss on disposition of assets...................             -          5,787
  Bad debt expense................................         16,300            -
  Equity in earnings of joint ventures............       (160,224)           -
  Changes in assets and liabilities:
   Increase in restricted cash                           (224,775)           -
   Increase in accounts receivable................       (223,805)       (4,295)
   Increase in inventories........................           (588)       (3,449)
   Increase in prepaid expenses...................       (177,380)      (23,227)
   Increase in accounts payable and accrued
    expenses......................................        582,933       116,142
   Decrease in deferred tax liability.............     (1,944,710)       (2,000)
                                                        ---------    ----------
    Net cash used in operating activities.........     (1,433,791)       (6,876)
                                                        ---------    ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of property and equipment..............       (431,495)   (3,650,424)
 Proceeds from disposition of property and
  equipment.......................................             -          5,350
 Increase in note receivable......................     (9,919,079)     (400,000)
 Gaming development costs.........................       (607,245)     (426,665)
 Acquisition of businesses, net of cash acquired..       (172,736)           -
                                                        ---------     ---------
   Net cash used in investing activities..........    (11,130,555)   (4,471,739)
                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of debt...................     14,306,285     2,150,000
 Repayment of debt................................     (1,527,107)   (3,817,934)
 Payment of debt issue costs......................       (260,818)           -
 Purchase and retirement of stock.................             -     (1,903,000)
 Proceeds from sale of common stock and exercise
  of warrants, net of offering costs..............         18,070     1,869,498
                                                       ----------    ----------
   Net cash provided by (used in) financing
    activities....................................     12,536,430    (1,701,436)
                                                       ----------    ----------


                                                                     (Continued)

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

- --------------------------------------------------------------------------------

                                                             Year Ended
                                                             December 31,
                                                         -------------------
                                                          1995          1994
                                                          ----          ----


NET DECREASE IN
 CASH AND CASH EQUIVALENTS........................        (27,916)   (6,180,051)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR................................        384,670     6,564,721
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR......................................    $   356,754   $   384,670
                                                       ==========    ==========



See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1.    ORGANIZATION AND NATURE OF OPERATIONS

      Full House Resorts, Inc. ("FHRI") was incorporated in the State of Delaware as Hour Corp. on January 5, 1987 and changed its name to D.H.Z. Capital Corp. on June 1, 1987 and to Full House Resorts, Inc. on September 2, 1992. FHRI from inception to November 20, 1992, conducted no significant operations other than the investigation of potential business opportunities.

      On November 20, 1992, FHRI acquired 100% of the outstanding common stock of Deadwood Gulch Resort and Gaming Corp. ("DGR"). DGR currently operates in Deadwood, South Dakota a 97-room hotel, a recreational vehicle park and campground, conference center, convenience store/gas mart, restaurant, lounge, family entertainment facility and two small casinos. During January of 1996, the Company announced its intent to dispose of DGR and is actively seeking a buyer. The Company has classified the assets of DGR as assets held for sale. (See Note 4).

      On July 12, 1994, Full House Subsidiary of Nevada, Inc. ("FHSN"), a wholly
      owned  subsidiary  of  FHRI,  was  incorporated  to  conduct   development
      activities in Nevada.

      On August 19, 1994, Full House Subsidiary, Inc. ("FHS"), a wholly owned subsidiary of FHRI, was incorporated to effect the business combination with LAI Associates, Inc.("LAI") described in Note 3.

      On March 3, 1995, Full House Subsidiary of Oregon, Inc. ("FHSO"), a wholly owned subsidiary of FHRI, was incorporated to conduct gaming development activities in Oregon.

      On April 10, 1995, Green House Management, Inc. ("GHM"), an 85% owned subsidiary of FHRI, was incorporated to conduct gaming development activities with the Nottawaseppi Huron Band of Potawatomi.

      On June 22, 1995, Full House Joint Venture Subsidiary Inc. ("FHJVS"), a wholly owned subsidiary of FHRI, was incorporated to effect the business combination with Omega Properties, Inc. ("Omega") described in Note 3.

      Effective December 29, 1995, FHRI entered into a series of agreements with GTECH Corporation ("GTECH") to jointly pursue gaming opportunities. Pursuant to the agreements, four limited liability companies were formed. FHRI has a 50% interest in the joint ventures.

      FHRI is currently pursuing various gaming opportunities throughout North America and the U.S. Virgin Islands.

      The consolidated financial statements include the accounts and operations of FHRI and its wholly owned and majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the more significant of such policies.

      Cash and Cash Equivalents - Cash and cash equivalents include cash required for gaming operations. At December 31, 1995, the Company had bank deposits exceeding federally insured limits by approximately $202,665. Cash in excess of daily requirements is invested in short-term investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

      Receivables - Receivables consist principally of amounts receivable from joint ventures and GTECH as a result of agreements entered into between the Company and GTECH effective December 29, 1995. Receivables of $10,026,304 were collected in January of 1996.

      Inventories - Inventories consisting principally of fuel, groceries, food and beverage items are recorded at the lower of first-in, first-out cost or market.

      Investments in Joint Ventures - Investments in joint ventures are accounted for using the equity method of accounting.

      Goodwill - Goodwill represents the excess cost over the net assets of businesses acquired during 1995 (See Note 3). Goodwill is being amortized on the straight-line basis over 6 years. The Company reviews the carrying value of goodwill quarterly to determine whether any impairment has occurred. Amortization expense for 1995 totaled $615,307.

      Gaming Rights and Development Costs - Costs associated with gaming rights and gaming development activities for which the Company has signed agreements are capitalized until the project begins operations and amortized over the term of the respective agreements. If a project is unsuccessful, and its value is determined to be impaired, the related deferred costs are charged to expense at the time of impairment. The Company reviews each project in process and the costs capitalized on a quarterly basis for accounting purposes to determine whether any impairment of the assets has occurred.

      Casino Revenues - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

      Promotional Allowances - Food and beverage furnished without charge to customers is included in gross revenues at a value which approximates retail and then deducted as complimentary services to arrive at net revenues. The estimated cost of such complimentary services is charged to the casino department and was $57,912 and $51,696 for the years ended December 31, 1995 and 1994.

      Impairment of Long-Lived Assets - Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued by the
      Financial Accounting Standards Board ("FASB") in March 1995, and established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No. 121 during the fourth quarter of the year ended December 31, 1995. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

      Fair Value of Financial Instruments - The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its long-term debt based on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's long-term debt approximates its recorded value at December 31, 1995.

      Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements or tax returns. Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

      Loss per Common Share - Loss per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the year. The common equivalent shares resulting from stock options and warrants have not been included in the computations since their inclusion would have an anti-dilutive effect.

      Recently Issued Accounting Standards - The FASB issued in October, 1995 SFAS No. 123 Accounting for Awards of Stock-Based Compensation. This statement, effective for the Company's fiscal year ending December 31, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed  by  APB  Opinion  No.  25,  Accounting  for  Stock  Issued  to
      Employees. Management's current intention is to continue to follow APB Opinion No. 25 and therefore believes that the adoption of SFAS No. 123 will not have had a significant effect on the financial position or results of operations of the Company.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain 1994 amounts have been reclassified to conform to the current year presentation.

3.    ACQUISITIONS

      On March 23, 1995, LAI (a company owned 100% by Lee A. Iacocca) merged into the Company's wholly-owned subsidiary, FHS. Pursuant to the merger, Mr. Iacocca received 1,250,000 shares of the Company's restricted common stock. In late 1995, the Company was named as a defendant in a lawsuit in Taney County, Missouri, as a result of its acquisition through the LAI merger of certain assets. After negotiations with Mr. Iacocca, in March 1996 Mr. Iacocca accepted the reconveyance of the interest in the assets in exchange for 193,529 shares of common stock of the Company, which the Company believes had a value equal to the book value of the surrendered interests in the assets. Such action was intended to minimize the Company's exposure to the litigation. As a result, the book value of the assets returned was reduced by $822,500 at December 31, 1995, the value assigned to the assets in the acquisition, and no gain or loss was recorded on the transaction. In addition, as of December 31, 1995, stockholders' equity has been reduced by $822,500 for the receivable due from Mr. Iacocca for the shares of stock returned, and the number of common shares outstanding has been reduced by 193,529 shares.

      On November 20, 1995, FHJVS merged into Omega (a company owned 30% by a director and stockholder of the Company). Pursuant to this agreement the stockholders of Omega received 500,000 shares of the Company's restricted common stock and a note from the Company in the amount of $375,000.

      The transactions have been recorded using the purchase method.

      The purchase price of the acquisitions and related allocation (as adjusted for the return of assets and stock discussed above) consist of the following:




       Purchase price
        Issuance of 1,556,471 unregistered shares of common stock
          of the Company valued at $4.25 per share:
         Common stock............................................... $      156
         Additional paid-in capital.................................  6,614,844
        Issuance of note payable....................................    375,000
        Transaction cost............................................    181,858
                                                                      ---------
        Total purchase price........................................ $7,171,858
                                                                      =========

      Allocation of purchase price
       Current assets............................................... $    9,122
       Goodwill.....................................................  3,555,634
       Gaming rights................................................  5,556,313
       Current liabilities..........................................     (4,501)
       Deferred tax liability....................................... (1,944,710)
                                                                     ----------
       Total........................................................ $7,171,858
                                                                      =========


      The operating results of the acquired businesses are included in the Company's consolidated results of operations from the respective dates of acquisition.

      The following pro forma financial information assumes the acquisitions occurred at the beginning of each year presented. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of these years, or of the results which may occur in the future.



                                                             December 31,
                                                         -------------------
                                                          1995          1994
                                                          ----          ----

      Net revenues...................................   $5,633,146   $5,692,520
      Net loss.......................................   (7,069,546)  (2,884,572)
      Net loss per common share......................         (.70)       (0.31)


4.    ASSETS HELD FOR SALE / IMPAIRMENT OF LONG-LIVED ASSETS

      Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale.

      The Company has determined that the carrying amount of the assets held for sale may not be recoverable. The calculated impairment of long-lived assets as of December 31, 1995, was $3.1 million based upon available information which indicates the estimated loss which could be incurred upon disposition, based on estimated fair value of the assets, less costs of disposition.

      During the year ended December 31, 1995 and 1994, DGR incurred a net loss of $3,586,446, including the impairment loss of $3.1 million, and net income before taxes of $288,440, respectively.

5.    INVESTMENTS IN JOINT VENTURES

      The Company entered into a series of agreements with GTECH to jointly pursue gaming opportunities. Pursuant to the agreements, the following limited liability companies, equally owned by GTECH and the Company were formed: Gaming Entertainment L.L.C. ("GELLC"), Gaming Entertainment (Delaware) L.L.C. ("GEDLLC"), Gaming Entertainment (Michigan) L.L.C. ("GEMLLC"), and Gaming Entertainment (California) L.L.C. ("GECLLC").

      Although the agreements were dated December 29, 1995, the joint venture participants agreed to share equally in the equity investment, financing responsibility, and revenues and expenses commencing April 1, 1995. Therefore, revenues received or expenses paid by participants on behalf of the joint ventures from April 1, 1995 were to be collected from or repaid to the participants by the joint ventures. In addition, the participants agreed to reimburse each other directly, such that certain costs and expenses were shared equally. As a result of these arrangements, as of December 31, 1995, the Company had a receivable from GTECH of $1,149,486, $896,377 for reimbursement of costs incurred by the Company for gaming rights and a net $253,109 for reimbursement of other expenses incurred by the Company. Principally all of the receivable from GTECH was collected in January 1996.

      The following is a summary of items transferred by the Company at book value to the joint ventures in exchange for its 50% interest, or for which the Company was reimbursed by the joint ventures.

      During 1994, the Company entered into a series of agreements with the Coquille Indian Tribe to develop a gaming and entertainment facility in North Bend, Oregon. The Company agreed to provide up to $10.5 million in financing for the facility in exchange for a percentage of "Gross Profit" as defined, and certain other payments. The advances to the tribe were converted to a promissory note, bearing interest at prime plus 2% and receivable in installments through August 2002. During 1995, the facility began operations. Effective December 29, 1995, the financing obligation and the gaming agreement (which had no recorded book value), gaming development costs of $226,312, notes receivable of $10,169,079, participation fees revenues of $527,557, and general and administrative costs of $82,450 were transferred to GELLC.

      As a result of the acquisitions discussed in Note 3, the Company acquired the development rights to current and future gaming projects with the Nottawaseppi Huron Band of Potawatomi. The Company has agreed, subject to the approval of the tribe, to assign to GEMLLC, the development rights. If the tribe does not consent, the Company will assign its rights to revenues and GTECH will bear an appropriate portion of the related expenses. Effective December 29, 1995, the financing obligation, gaming development costs of $449,254, and general and administrative costs of $65,897 were transferred to GEMLLC. GEMLLC is a development stage company as of December 31, 1995.

      On April 21, 1995, the Company entered into a Gaming and Development Agreement with the Torres Martinez Desert Cahuilla Indians (the "Tribe"). The agreement grants the Company certain rights to develop, manage and operate gaming activities for the Tribe and the right to receive 40% of the net revenues from gaming activities subject to the obligation of the Company to pay the costs of the same. For all non-gaming activities, the Company is to provide 50% of the financing for development and will receive 50% of the net revenues from said activities, subject to the obligation of the Company to lend funds to the Tribe prior to commencement of gaming operations. Effective December 29, 1995, the financing obligation, gaming development costs of $117,418, and the gaming agreement (which had no recorded book value) were transferred to GECLLC. GECLLC is a development stage company as of December 31, 1995.

      On April 12, 1995, the Company entered into an agreement with the Delaware State Fair, Inc. to provide management services and funding for the development of a gaming entertainment center at Harrington Raceway in Harrington, Delaware. The Company agreed to provide $6.3 million in financing. Effective December 29, 1995, advances of $150,000, gaming development costs of $181,134, the financing obligation and the gaming agreement (which had no recorded book value) were transferred to GEDLLC. GEDLLC is a development stage company as of December 31, 1995.

      GTECH has contributed cash and other intangible assets and has agreed to loan the joint ventures up to $16.4 million to complete the North Bend, Oregon and Delaware facilities and make loans to the Company for its portion of the financing of projects if the Company is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint ventures.

      As part of this transaction, the directors of the Company and Mr. Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same.

      The Company has agreed to guarantee 50% of the up to $16.4 million which GTECH has agreed to loan the joint ventures.

      As of December 31, 1995, the Company had guaranteed 50% of $10.5 million in loans to the joint ventures.

      The following is a summary of condensed financial information for the joint ventures as of December 31, 1995 and for the year then ended:


      CONDENSED BALANCE SHEETS

                              GELLC      GEMLLC   GEDLLC    GECLLC     Total
                              -----      ------   ------    ------     -----
      Current assets.... $  1,666,850  $ 25,000  $ 25,000  $ 25,000  $ 1,741,850
      Noncurrent
        assets..........    9,347,147   504,427   368,706   126,794   10,347,074
                           ----------   -------   -------   -------   ----------
      Total.............  $11,013,997  $529,427  $393,706  $151,794  $12,088,924
                           ==========   =======   =======   =======   ==========

      Current
       liabilities......  $10,289,178  $ 71,923  $  2,806  $     -   $10,363,907
      Members' capital..      724,819   457,504   390,900   151,794    1,725,017
                           ----------   -------   -------   -------   ----------
      Total.............  $11,013,997  $529,427  $393,706  $151,794  $12,088,924
                           ==========   =======   =======   =======   ==========

      Company's equity
       in net assets....  $   362,409  $228,752  $195,450  $ 75,897   $  862,508
                           ==========   =======   =======   =======    =========

      CONDENSED STATEMENTS OF OPERATIONS

      Revenues..........  $   527,557  $     -   $     -   $     -    $  527,557
                           ==========   =======   =======   =======    =========
      Net income (loss).  $   395,176  $(71,923) $ (2,806) $     -    $  320,447
                           ==========   =======   =======   =======    =========

      Company's equity
       in net income
       (loss)...........  $   197,588  $(35,962) $ (1,402) $     -    $  160,224
                           ==========    ======   =======   =======    =========


6.    DEBT

      Debt consists of the following at December 31, 1995:


       Revolving $8,000,000 note payable to a bank; interest
        payable monthly (8.25% at December 31, 1995); principal is due on demand or if no demand is made, July 1996; secured
        by the personal guarantee of certain stockholders and the
        Company's Chief Executive Officer.
        Repaid during January 1996................................. $ 6,206,286

       Note payable, secured by a first mortgage on all real property of DGR (included in assets held for sale) and partially
        secured by the personal guarantee of certain stockholders and the Company's Chief Executive Officer; interest at 10.25%
        through May 1996 and at prime plus 2 1/4% for the period of
        June 1, 1996 through May, 2002; due in monthly installments of principal and interest; $67,165 through June and $69,794 thereafter through May 31, 2002, at which time all unpaid
        principal and interest are due.............................   4,853,671

       Note payable to GTECH; repaid during January 1996...........   4,000,000

       Note payable to stockholder; interest at prime (8.75% at
        December 31, 1995) payable quarterly commencing on January 31,
        1996; principal payable on demand, but in no event prior to
        August 31, 1996............................................     375,000

       Note payable; secured by gaming equipment; repaid during
        February 1996..............................................     152,497
                                                                    -----------

       Total.......................................................  15,587,454
       Less current portion........................................ (11,042,260)
                                                                    -----------
       Long-term portion........................................... $ 4,545,194
                                                                    ===========


      The first mortgage note payable includes certain financial covenants which restrict the uses of DGR's cash to the operations and debt service of DGR and which require DGR to maintain a certain tangible net worth and debt service coverage ratio. DGR was not in compliance with the tangible net worth requirement and the debt service coverage ratio at December 31, 1995. However, DGR has obtained a waiver of these covenants for 1996.

      The scheduled maturities of debt are as follows:


              Year Ending
              December 31,
              ------------
                  1996                                   $11,042,260
                  1997                                       336,330
                  1998                                       376,762
                  1999                                       422,055
                  2000                                       472,793
                  Thereafter                               2,937,254
                                                          ----------
                  Total                                  $15,587,454
                                                          ==========

      Of the total interest expense and debt issue costs of $1,008,857 and $821,796 in 1995 and 1994, none and $88,186 has been capitalized into property and equipment.

7.    STOCKHOLDERS' EQUITY

      As part of a public offering in August 1993, warrants to purchase shares of the Company's common stock were issued. The exercise price of the warrants and the number of shares issuable per warrant are based on a dilution agreement and, as of December 31, 1995, 778,534 warrants to purchase 925,988 shares of common stock at $4.20 per share were exercisable through August 10, 1996. The Company may redeem the warrants on not less than 30 days notice at $.05 per warrant provided the Company's stock trades at $5.04 per share for at least twenty consecutive days and there is an effective registration statement under the Securities Act of 1933, as amended, covering the warrants.

      The Company also sold to the underwriters of the Company's public offering warrants at $.01 per warrant to acquire 80,000 units, each unit consisting of three shares of the Company's common stock and a warrant to purchase additional shares of the Company's common stock. The exercise price of warrants to purchase the units and the exercise price and number of shares issuable per warrant for the warrants issuable upon purchase of the unit are based upon a dilution agreement. As of December 31, 1995, warrants to purchase 22,500 units were exercisable at $13.17 per unit through August 9, 1998 and 57,500 warrants to purchase 68,393 shares of common stock at $4.20 per share were exercisable through August 9, 1996.

      On March 24, 1994, the Company purchased and retired 1,025,635 shares of its common stock at $.87 per share and 300,000 shares of its preferred stock at $3.38 per share for a total consideration of $1,903,000, representing all of the stock owned by one of its principal stockholders.

      On March 24, 1994, the Company sold for cash 1,000,000 shares of its restricted common stock at $.80 per share to an officer, director and stockholder. Additionally, this individual was issued 500,000 shares of the Company's restricted common stock in exchange for causing a bank to provide and his guarantee of an $8,000,000 revolving note payable. The Company valued these shares at $400,000 or $.80 per share and expensed such costs as debt issue costs.

      On June 15, 1994, the Company issued 50,000 shares of its restricted common stock valued at $2.35 per share (market value on date of issuance) or $117,500 to the Company's General Counsel as a signing bonus. Additionally, through December 31, 1995 options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued to the Company's General Counsel, and as of December 31, 1995 options to purchase 112,500 shares of common stock were exercisable.

      On August 16, 1994, the Company issued an option to purchase 50,000 shares of its restricted common stock at $3.00 per share (market value on date of grant) to an individual who owns a company with which the Company has a public relations agreement. This option was exercised during the year ended December 31, 1994 for a total consideration of $150,000.

      During the year ended December 31, 1994, the Company issued 182,964 shares of its common stock at an average price of $4.40 per share upon exercise of warrants for a total consideration of $806,400.

      During the year ended December 31, 1995, the Company issued 15,061 shares of its common stock at an average price of $4.20 per share upon exercise of warrants for a total consideration of $63,259.

      The Company has reserved 300,000 shares of its common stock for issuance under the Nonemployee Director Stock Plan. The Plan allows for options to be granted at prices not less than fair market value on the date of grant and are generally exercisable over a term of five years. No options have been issued under the Nonemployee Director Stock Plan.

      The Company has reserved 1,000,000 shares of its common stock for issuance under an Incentive Plan. The Plan allows for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while non-qualified incentive stock options may be granted at a price less than fair market value on the date of grant. Options issued under the Incentive Plan are generally exercisable over a term of ten years. As of December 31, 1994 options to purchase 235,000 shares of common stock were outstanding and no options were exercisable. Options to purchase 57,188 shares at $2.65 per share were exercised during 1994 with net proceeds to the Company of $151,548. As of December 31, 1995 options to purchase 210,000 shares of common stock at $3.88 per share were outstanding and 70,000 options were exercisable. Options to purchase 25,000 shares at $5.34 per share were forfeited during 1995 and no options were exercised.

      The Company's preferred stock may be converted, at the option of the holder, to common stock on a one-for-one basis, has a $.30 per share cumulative dividend rate and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. If the Company is in default in declaring, setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend or making any other distribution or redeeming any stock ranking junior to the preferred stock. The stockholders' right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $735,000 at December 31, 1995.
      Through December 31, 1995, no dividends have been declared or paid.

      During the year ended December 31, 1995, the Company issued 1,556,471 shares of restricted common stock to acquire businesses. See Note 3.

8.    INCOME TAXES

      The income tax benefit recognized in the consolidated financial statements consists of the following:

                                                        1995          1994
                                                        ----          ----
      Deferred benefit............................   $1,944,710      $2,000
                                                      =========       =====



      A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before income taxes is as follows:

                                                        1995           1994
                                                        ----           ----
      Tax benefit at U.S. statutory rate............  $2,623,459     $462,846
      Loss for which no tax benefit is available....    (457,237)    (465,308)
      Non-taxable/deductible items..................    (221,512)       4,462
                                                       ---------     --------
      Total.........................................  $1,944,710     $  2,000
                                                       =========     ========

      The Company's deferred tax items as of December 31, 1995 are as follows:

                                               Current  Non-Current    Total
                                               -------  -----------    -----
      Deferred tax assets:
       Net operating loss carryforward......  $     -    $1,313,475  $1,313,475
       Difference between book and tax
        basis of assets held for sale.......        -       967,982     967,982
       Accrued expenses.....................    29,374           -       29,374
       Other................................        -        66,039      66,039
                                               -------    ---------   ---------
        Total deferred tax assets...........    29,374    2,347,496   2,376,870

       Deferred tax liabilities -
        Difference between book and tax
         basis of gaming rights.............        -     1,454,325   1,454,325
       Valuation allowance..................        -            -           -
       Net deferred tax liability...........  $     -    $       -   $       -
                                               ========    =========   =========


      At December 31, 1995, the Company had net operating loss carryforwards for income tax purposes of approximately $3,753,000, which may be carried forward to offset future taxable income. The carryforwards expire in 2007 through 2010. The availability of the loss carryfowards may be limited in the event of a significant change in ownership of the Company.

9.    RELATED PARTY TRANSACTIONS

      During 1995, the Company repaid a note payable to a stockholder in the amount of $1,244,981.

      Total interest expense and debt issue costs charged to operations in 1995 and 1994 related to the note payable to a stockholder were $81,015 and $626,868.

      See Note 7 for other issuances of the Company's common stock to and the purchase of common and preferred stock from related parties.

      See Note 3 for a discussion of a business combination with a company owned 30% by a director and stockholder of the Company.

      See Note 12 for a discussion of transactions with joint ventures.

10.   BENEFIT PLAN

      On January 1, 1994, the Company adopted a 401(k) plan that covers all eligible employees. Participants may contribute a percentage of eligible wages up to 15% of their annual salaries, with the Company matching up to a maximum of 50% of the first 4% of participant wages contributed. The Company's matching contributions were $19,415 and $14,001 for the years ended December 31, 1995 and 1994.

11.   ABANDONED PROJECT COST

      On June 28, 1995, the Governor of the State of Michigan determined to prohibit off-reservation gaming in the State of Michigan. As a result, the Company recognized a loss of $1,867,730 relating to the write-off of costs of the gaming agreement acquired in the acquisitions of LAI and Omega discussed in Note 3, and other costs.

12.   SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

      Cash payments for interest for the years ended December 31, 1995 and 1994 were $814,002 and $174,447, respectively.

      The following noncash investing and financing activities are not reflected in the consolidated statements of cash flows:

      During the year  ended  December  31,  1995,  the  Company  increased  its investments in joint ventures by $702,284 by contributing gaming development costs of $103,596 and recording capital contributions payable of $598,688.

      During the year ended December 31, 1995, the Company recorded a receivable from joint ventures of $10,211,703. The receivable is net of capital contributions payable of $598,688 and resulted from transfers of the following items to the joint ventures: notes receivable of $10,169,079, gaming development costs of $870,522, revenues of $527,557, general and administrative costs of $148,347 and advances receivable of $150,000.

      During the year ended December 31, 1995, the Company recorded a receivable from GTECH of $896,377, and a reduction in gaming rights of $896,377. The receivable is a result of the joint venture agreement between the Company and GTECH.

      During the year ended December 31, 1994, the Company issued stock for debt issue costs of $400,000 and purchased equipment through the issuance of notes payable of $351,209.

      The Company transferred the following assets of DGR to assets held for sale during the year ended December 31, 1995:


      Property and equipment-net...............................    $6,203,062
      Other assets.............................................       357,271
                                                                    ---------
      Total....................................................     6,560,333
                                                                    =========

      The Company's business acquisitions in 1995 involved the following:


      Fair value of assets acquired, other than cash and
       cash equivalents........................................   $ 9,112,045
      Liabilities assumed......................................    (1,949,210)
      Issuance of common stock.................................    (6,615,099)
      Issuance of note payable.................................      (375,000)
                                                                   ----------
        Net cash paid..........................................   $   172,736
                                                                   ==========

13.   LEGAL MATTERS

      The Company is party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters, including the items described below, will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

      The Company has filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast, (Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star has filed a counterclaim alleging breaches of fiduciary duty, breach of contract and other claims. Both the Company and Mr. Paulson have been granted summary judgment on Lone Star's breach of contract claim and all claims arising therefrom. The Company's motion for summary judgment on Lone Star's remaining claims against it has been granted. The period during which Lone Star may file an appeal has not yet expired. An action filed by Lone Star in Texas in December 1994 raising similar issues has been dismissed.

      Litigation has been filed against the Company relating to ownership and access pertaining to a portion (approximately 1,200 square feet) of the Deadwood Gulch Resort hotel and parking lot property. The Katons, who are neighboring landowners, allege trespass among other claims, as a result of the construction of the Resort parking lot. Other adjoining landowners to the rear of the Resort have also filed a lawsuit, alleging that the Resort has blocked their right of way across the creek to their property, insofar as their current access is across an alleged portion of the Katons' property. Katon, et al v. Deadwood Gulch Resort and Gaming Corp., and Sowers, et al v. Deadwood Gulch Resort and Gaming Corp., Eighth Judicial Circuit, Lawrence County, South Dakota.

14.   SUBSEQUENT EVENTS (UNAUDITED)

      On January 26, 1996, GTECH loaned the Company $3 million, which loan is convertible, subject to regulatory approval, into 600,000 shares of the Company's common stock. The loan is non-interest bearing through January 25, 1998, at which time the note begins to accrue interest at the prime rate. Monthly interest only payments commence on February 1, 1998, with the total principal and any unpaid interest due on January 25, 2001.

      During March 1996, the Company repaid $752,000 in principal on the first mortgage note payable, discussed in Note 6.

15.   LETTER OF INTENT (UNAUDITED)

      On April 9, 1996, the Company signed a non-binding letter of intent for the sale of DGR (see Note 4). Subsequently, during May 1996, negotiations with the purchaser under the letter of intent terminated. The Company will continue its efforts to sell DGR.

      Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale. Further analysis of the estimated realizable value of the assets held for sale resulted in an additional impairment loss recorded in the three months ended March 31, 1996.

                                          ******