Form 10QSB/A
period 1996-03-31
FULL HOUSE RESORTS INC
filed 1996-07-25
CIK 891482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------

                                                      MARCH 31,    DECEMBER 31,
ASSETS                                                  1996          1995

CURRENT ASSETS:
  Cash and cash equivalents                          $ 2,599,526    $  356,754
  Restricted cash                                        283,546       224,775
  Accounts receivable                                     17,865        24,959
  Receivables from GTECH                                  89,456     1,149,486
  Receivables from joint ventures                           -       10,211,703
  Inventories                                             96,922        90,730
  Prepaid expenses                                       242,310       373,217
                                                     -----------   -----------
    Total current assets                               3,329,625    12,431,624

GAMING RIGHTS                                          3,258,836     3,258,836

ASSETS HELD FOR SALE - net                             6,308,785     6,560,333

INVESTMENTS IN JOINT VENTURES                          1,029,812       862,508

GOODWILL - net                                         2,784,486     2,912,698

OTHER ASSETS                                              11,638        11,750
                                                     -----------   -----------
TOTAL                                                $16,723,182   $26,037,749
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $   652,383   $11,042,260
  Accounts payable                                       315,877       386,914
  Accrued expenses                                       439,801       611,334
                                                     -----------   -----------
    Total current liabilities                          1,408,061    12,040,508
                                                     -----------   -----------
LONG-TERM DEBT, net of current portion                 6,748,409     4,545,194
                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock,
   par value $.0001, 5,000,000 shares authorized;
   700,000 shares issued and outstanding;
   aggregate liquiditation preference of
   $2,887,500 and $2,835,000                                  70            70
  Common stock, par value $.0001, 25,000,000
   shares authorized; 10,339,549 shares issued
   and outstanding                                         1,034         1,034
  Additional paid in capital                          16,413,315    16,413,315
  Accumulated deficit                                 (7,847,707)   (6,962,372)
                                                     -----------   -----------
    Total stockholders' equity                         8,566,712     9,452,047
                                                     -----------   -----------
TOTAL                                                $16,723,182   $26,037,749
                                                     ===========   ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------
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

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1996          1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                           $  (885,335)  $  (926,113)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                         130,717       162,722
   Debt issue costs                                        9,312         2,904
   Impairment of long-lived assets                       250,000          -
   Changes in assets and liabilities:
    Increase in restricted cash                          (58,771)         -
    Decrease in accounts receivable                        7,094         5,588
    (Increase) decrease in inventories                    (6,192)          351
    Decrease in prepaid expenses                         130,907        79,489
    Increase (decrease) in accounts payable
     and accrued expenses                               (242,570)      166,904
                                                     -----------    ----------
     Net cash used in operating activities              (664,838)     (508,155)
                                                     -----------    ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment                    (10,157)      (38,126)
  Increase in investments in joint ventures              (69,890)         -
  Decrease in receivables from GTECH and joint
   ventures                                           11,174,319          -
  Gaming development costs                                  -       (1,518,079)
  Other                                                     -            9,122
                                                     -----------    ----------
    Net cash provided by (used in)
     investing activities                             11,094,272    (1,547,083)
                                                     -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                       3,000,000     2,176,583
  Repayment of debt                                  (11,186,662)      (36,883)
                                                     -----------    ----------
    Net cash provided by (used in)
     financing activities                             (8,186,662)    2,139,700
                                                     -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              2,242,772        84,462

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           356,754       384,670
                                                     -----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 2,599,526    $  469,132
                                                     ===========    ==========

See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ending March 31, 1996, cash flow used in operating activities was $664,838. Cash flow from investing activities was $11,094,272. The major item impacting this positive flow of cash from investing activities was the receipt by the Company from GTECH and the joint venture companies of approximately $11,174,000. Cash flow used in financing activities was $8,186,662. The repayment of debt of $11,186,662 was offset by the $3,000,000 proceeds from the issuance of a convertible note to GTECH. As a result of the above, the Company's net cash and cash equivalents increased by $2,242,772 to $2,599,526.

         On March 24, 1994, Allen E. Paulson purchased 1,000,000 shares of Full House's common stock for $800,000. Full House also issued 500,000 shares of its Common Stock to Mr. Paulson in exchange for his agreement to individually provide or to take such actions as were required for a financial institution to provide a commercial line of credit to Full House in the minimum amount of $8 million. Full House valued the shares of stock at $.80 per share based upon the size of the transaction, the fact that the shares were not registered and are not subject to registration rights. In addition, a large block of shares was repurchased by the Company from a then principal stockholder at at a price per share and time sequence reasonably close to the transaction with Mr. Paulson. The 500,000 shares issued to Mr. Paulson as compensation for securing the $8 million financing were charged as a period cost in Full House's results of operation for 1994. On June 7, 1994, Bank of America, as a result of the joint and several guarantees of the full amount of the loan by Mr. Paulson and the other directors of Full House, provided Full House with a line of credit in the amount of $8 million at the "reference rate" of Bank of America, N.A. Amounts outstanding under this line of credit bear interest at the bank's "reference rate" and are due and payable upon demand or, if no demand is made, on July 1, 1996. Full House believes that it would have been unable to obtain this line of credit without the actions of Mr. Paulson, as its financial condition would not have supported such an extension of credit.

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

         Full House entered into a series of agreements with GTECH Corporation, a wholly owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue existing (except the Deadwood Gulch Resort and certain other specified projects) and future gaming opportunities. Although the agreements were dated as of December 29, 1995, the parties agreed to share equally in the equity investment, financing responsibility and in revenues and expenses of each project commencing April 1, 1995. Pursuant to the agreements, joint venture corporations equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez and Delaware State Fair Projects to the joint venture companies. Full House has agreed, subject to further discussion with the Nottawaseppi Huron Band of Potawatomi and with the holder of a 15% interest in that gaming contract, to assign to a joint venture company its rights to develop a project with such Tribe. If the assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses related thereto.

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at March 31, 1996 had guaranteed to GTECH one-half of $10.4 million of such loans to the North Bend, Oregon joint venture company. Upon completion of the Delaware project, currently anticipated in August 1996, Full House will execute a guarantee to GTECH of one-half of the amounts loaned to the joint venture company by GTECH. The amount of the guarantee is currently estimated to be approximately $4.5 million. The guarantees provide for full subrogation of Full House to GTECH's rights and prohibit acceleration of the underlying indebtedness so long as Full House makes the defaulted payments. The terms of the loans vary by project, but in those instances in which the joint venture companies loan funds to others involved in the project (e.g., North Bend, Oregon), the loans to the joint venture companies are intended to be a mirror image of the loans between the joint ventures and the third parties.

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

         The agreement between Full House and GTECH provides that the joint venture partners will provide funds needed to finance the development of the joint venture projects. While the amounts necessary to finance the development of the projects are subject to regulatory approval and adjustment as the projects are more fully developed, the Company estimates that the amount to be provided by the joint venture companies will be approximately $70 million during the next three years. Although the agreement between Full House and GTECH establishes a preference for obtaining non-recourse financing for the projects undertaken in the joint venture companies, it may not be possible to obtain needed funds in this manner. In the event that Full House is unable to obtain the required funds on more favorable terms, GTECH has agreed to lend to Full House its required portion of the financing at GTECH's cost of financing plus 22.5% of Full House's share of the "Profits" from the venture until the later of repayment of the loan or one year after the project begins to receive revenues from patrons of the facilities comprising the project. In the event that GTECH loans funds to a joint venture entity, Full House has agreed to guarantee one-half of the obligations of the joint venture company to GTECH.

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

         Full House had working capital of $1,921,564 as of March 31, 1996.

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

                               FULL HOUSE RESORTS, INC.


Date: July ____, 1996             By /s/ William R. Jackson
                                  --------------------------------------
                                  William R. Jackson, Executive Vice President -
                                  Corporate Finance and Principal Financial
                                  Officer