Form 10QSB
period 1996-06-30
FULL HOUSE RESORTS INC
filed 1996-08-14
CIK 891482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________
         TO _____________________

                           Commission File No. 0-20630

                            FULL HOUSE RESORTS, INC.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                                  13-3391527
- --------------------------                                  ----------------
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

                                 Yes  X    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 1996, Registrant had 10,339,549 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                       PAGE
PART I.  Financial Information


Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1996 (unaudited) and December 31, 1995       3

                  Consolidated Statements of Operations for the
                  three months and six months ended June 30, 1996
                  and 1995 (unaudited)                                  4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1996 and 1995
                  (unaudited)                                           5

                  Notes to Consolidated Financial
                  Statements                                            6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8

Part II.          Other Information                                    16

Signature Page                                                         17


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1996           1995
                                                                  (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $ 2,451,719     $   356,754
  Restricted cash                                                     468,963         224,775
  Accounts receivable                                                  47,250          24,959
  Receivable from GTECH                                               143,077       1,149,486
  Receivables from joint ventures                                        -         10,211,703
  Inventories                                                         105,737          90,730
  Prepaid expenses                                                    248,313         373,217
                                                                  -----------     -----------
    Total current assets                                            3,465,059      12,431,624

GAMING RIGHTS                                                       3,258,836       3,258,836

ASSETS HELD FOR SALE - net                                          6,346,659       6,560,333

INVESTMENTS IN JOINT VENTURES                                         849,634         862,508

GOODWILL - net                                                      2,657,919       2,912,698

OTHER ASSETS                                                           14,274          11,750
                                                                  -----------     -----------
TOTAL                                                             $16,592,381     $26,037,749
                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                               $   652,173     $11,042,260
  Accounts payable                                                    643,130         386,914
  Accrued expenses                                                    349,030         611,334
                                                                  -----------     -----------
    Total current liabilities                                       1,644,333      12,040,508

LONG-TERM DEBT, net of current portion                              6,678,840       4,545,194

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Cumulative, convertible preferred stock, par value $.0001,
    5,000,000 shares authorized; 700,000 shares issued and
    outstanding; aggregate liquidation preference of
    $2,940,000 and $2,835,000                                              70              70
  Common stock, par value $.0001, 25,000,000 shares authorized;
     10,339,549 shares issued and outstanding                           1,034           1,034
  Additional paid in capital                                       16,413,315      16,413,315
  Accumulated deficit                                              (8,145,211)     (6,962,372)
                                                                  -----------     -----------
    Total stockholders equity                                       8,269,208       9,452,047
                                                                  -----------     -----------
TOTAL                                                           $  16,592,381     $26,037,749
                                                                  ===========     ===========


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                                1996          1995            1996         1995

OPERATING REVENUES:
  Casino                                     $   387,955   $   417,549      $   686,849   $  696,428
  Hotel/RV park                                  352,391       332,894          558,645      515,862
  Retail                                         319,893       306,342          547,355      501,321
  Food and beverage                              195,394       204,330          374,020      323,837
  Fun park                                       216,417       238,711          263,743      288,743
  Joint ventures                                 217,231          -             389,399         -
                                             -----------   -----------      -----------   ----------
                                               1,689,281     1,499,826        2,820,011    2,326,191
  Less:  promotional allowances                  (40,288)      (65,272)         (92,425)    (104,705)
                                             -----------   -----------      -----------   ----------
      Net operating revenues                   1,648,993     1,434,554        2,727,586    2,221,486
                                             -----------   -----------      -----------   ----------

OPERATING COSTS AND EXPENSES:
  Casino                                         279,429       319,873          538,388      603,596
  Hotel/ RV park                                 156,993       178,398          287,531      295,898
  Retail                                         288,221       271,038          501,154      451,632
  Food and beverage                              157,297       156,230          289,097      262,812
  Fun park                                       160,621       201,675          231,228      278,832
  Sales and marketing                             59,218        80,666          112,401      118,356
  General and administrative                     620,103       621,755        1,121,593    1,287,187
  Depreciation and amortization                  129,108       163,889          259,825      326,611
  Abandoned project costs                           -        1,770,605             -       1,770,605
  Impairment of long-lived assets                   -             -             250,000         -
  Other                                             -          100,000             -         100,000
                                             -----------   -----------      -----------   ----------
      Total operating costs and expenses       1,850,990     3,864,129        3,591,217    5,495,529
                                             -----------   -----------      -----------   ----------

LOSS FROM OPERATIONS                            (201,997)   (2,429,575)        (863,631)  (3,274,043)

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs         (121,956)     (211,987)        (373,071)    (299,777)
  Interest and other income                       26,449         4,833           53,863       10,978
                                             -----------   -----------      -----------   ----------
NET LOSS                                        (297,504)   (2,636,729)      (1,182,839)  (3,562,842)

Less, undeclared dividends
 on cumulative preferred stock                   (52,500)      (52,500)        (105,000)    (105,000)
                                             -----------   -----------      -----------   ----------

NET LOSS APPLICABLE TO
  COMMON SHARES                              $  (350,004) $ (2,689,229)      (1,287,839)  (3,667,842)
                                             ===========   ===========      ===========   ==========
LOSS PER COMMON SHARE                        $     (0.03) $      (0.27)     $     (0.12)  $    (0.39)
                                             ===========   ===========      ===========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   10,339,549    10,023,304       10,339,549    9,461,283
                                             ===========   ===========      ===========   ==========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                               June 30,
                                                                        1996            1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                                          $ (1,182,839)  $ (3,562,842)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                        259,825        326,611
    Debt issue costs                                                      18,624         22,546
    Abandoned project costs                                                 -         1,770,605
    Impairment of long-lived assets                                      250,000           -
    Other non cash expense                                                  -           100,000
    Changes in assets and liabilities:
      Increase in restricted cash                                       (244,188)          -
      Increase in accounts receivable                                    (22,291)        (1,358)
      Increase in inventories                                            (15,007)        (8,606)
      (Increase) decrease in prepaid expenses                            124,904        (90,669)
      Increase (decrease) in accounts payable
        and accrued expenses                                              (6,088)       482,479
                                                                    ------------   ------------
        Net cash used in operating activities                           (817,060)      (961,234)
                                                                    ------------   ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment                                    (58,642)      (104,242)
  Increase in investments in joint ventures                               12,874           -
  Decrease in receivables from GTECH and joint ventures               11,218,112           -
  Increase in note receivable                                               -        (5,734,045)
  Gaming development costs                                                  -          (227,067)
  Increase in other assets                                                (3,878)      (530,994)
  Other                                                                     -             9,122
                                                                    ------------   ------------
        Net cash provided by (used in) investing activities           11,168,466     (6,587,226)
                                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                       3,000,000      9,239,906
  Repayment of debt                                                  (11,256,441)    (1,310,762)
  Payment of debt issue costs                                               -          (260,818)
  Proceeds from sale of common stock,
        net of offering costs                                               -            (8,797)
                                                                    ------------   ------------
        Net cash provided by (used in) financing activities           (8,256,441)     7,659,529
                                                                    ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              2,094,965        111,069

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           356,754        384,670
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    2,451,719   $    495,739
                                                                    ============   ============


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

      The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS ADOPTED

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," which was adopted by the Company during the first quarter of 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

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

      Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale. Further analysis of the estimated realizable value of the assets held for sale resulted in an additional impairment loss of $250,000 recorded in the six months ended June 30, 1996.

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

         On April 9, 1996, the Company signed a non-binding letter of intent for the purchase of the Deadwood Gulch Resort by RGB Deadwood Gulch L.L.C. Although negotiations for the sale of the resort to RGB Deadwood Gulch L.L.C. terminated on May 15, 1996, the Company is still actively marketing the Resort for sale. The Company determined that continued ownership of the Resort is not consistent with its future plans which anticipate focusing on gaming facilities in areas of higher population density and locations at which applicable regulations permit higher stakes and expanded types of gaming. Any sale will be subject to approval by the Company's stockholders and a finding by the South Dakota Commission on Gaming that the purchaser is suitable to obtain a gaming license in South Dakota. There can be no assurance that a sale will ultimately be consummated.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995

         Revenues for the three months ended June 30, 1996 increased $214,439 or 14.9% to $1,648,993 as compared with revenues of $1,434,554 for the three months ended June 30, 1995. This increase combined with the increase in revenues for the first three months of 1996 resulted in an increase in revenues for the six months ended June 30, 1996 over the prior year period of $506,100 or 22.8% to $2,727,586. Net loss decreased by $2,339,225 and $2,380,003, respectively, during the three months and six months ended June 30, 1996 over the same periods ended June 30, 1995.

         Management attributes the majority of the increase in revenues to the Joint Ventures revenues discussed below. Results for the six months ended June 30, 1995 were impacted by an abandoned project charge of $1,770,605 during the quarter as a result of the decision of the Governor of Michigan regarding off reservation gaming.

JOINT VENTURES

         During 1995, four limited liability joint venture companies were formed by Full House and GTECH to pursue gaming opportunities and to which Full House transferred three of its present gaming ventures. Excluded were the Deadwood Gulch Resort and an additional venture where assignment was not completed pending further discussions with the tribe and with the holder of a 15% interest in that gaming contract. If assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses. Full House and GTECH each have a 50% interest in each limited liability company. Full House's share of the income generated by those companies was $389,399 for the six months and $217,231 for the three months ended June 30, 1996, respectively.

DEADWOOD GULCH RESORT

         CASINO OPERATIONS. Revenues decreased 7.1% for the three months ended June 30, 1996 over 1995. As a result of departmental expenses decreasing 12.6% over 1995, department profit increased $10,850. Revenues decreased 1.4% for the six months ended June 30, 1996 over 1995. As a result of departmental expenses decreasing 10.8%, departmental profit increased $55,629 as compared to the same period in 1995. Management attributes the decline in revenues to a general decline in the market area.

         HOTEL/RV RESORT. Hotel/RV Resort Revenues increased 5.9%, to $352,391, for the three months ended June 30, 1996 as compared to 1995. Hotel/RV Resort departmental profit increased $40,902 or 26.5%. For the six months ended June 30, 1996, revenues and departmental profits increased $42,783 and $51,150, respectively, as compared to the same period in 1995. Management attributes the improvements to the RV Resort being operational 100% of the season combined with more efficient cost-reduction measures in both the Hotel and RV Resort.

         RETAIL. For the six months ended June 30, 1996, revenues increased by $46,034 to $547,355 but departmental profits decreased by $3,488, as compared to the same period in 1995. Revenues increased by $13,551 or 4.4% for the three months ended June 30, 1996 from 1995. Department profit of $31,672 for the three months ended June 30, 1996 was $3,632 lower than the prior year period based upon the fact that the increased sales were primarily of low margin goods.

         FOOD AND BEVERAGE. Revenues for the three months and six months ended June 30, 1996 were $195,394 and $374,020 (which includes $36,737 and $85,545 of promotional allowances). The departmental loss after subtracting promotional allowances decreased $13,738 and $35,379 respectively over the three month and six month periods ended June 30, 1995. Management attributes the improvement to better cost of sales management and the development of a new menu, repositioning the restaurant in the market.

         GULCHES OF FUN FAMILY CENTER. For the six months ended June 30, 1996, revenues decreased $25,000, however, departmental profits increased $22,604 as compared to the same period in 1995. Revenues for the three months ended June 30, 1996 decreased $22,294 from 1995 and department profits increased $18,760 from the comparable period in 1995. Management attributes this improvement to more efficient cost reduction measures.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses decreased $21,448 for the three months ended June 30, 1996 as compared to the prior year period. For the six months ended June 30, 1996, expenses decreased by $5,955 as compared to the same period in 1995. Management attributes this improvement to more efficient cost reduction measures.

         GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. For the six months ended June 30, 1996, expenses decresed by $55,935 as compared to 1995. Expenses decreased $23,767 for the three months ended June 30, 1996 from the comparable period in 1995. Management attributes this improvement to more efficient cost reduction measures.

         DEPRECIATION. Depreciation and amortization decreased $34,781 and $66,786 for the three months and six months ended June 30, 1996 over the comparable periods in 1995. This decrease is due to suspension of depreciation of the Resort offset by the amortization of goodwill.

         IMPAIRMENT OF LONG-LIVED ASSETS. In January, 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Further analysis of the estimated realizable value of the Deadwood Gulch Resort assets resulted in an additional impairment loss of $250,000 recorded during the three month period ended March 31, 1996. Pursuant to SFAS No. 121, the Company has suspended recording depreciation of the assets of the Deadwood Gulch Resort.

NON-RESORT GENERAL AND ADMINISTRATION EXPENSES

         Non-Resort expenses for the six months ended June 30, 1996 totaled $828,814, a decrease of $109,659 over the prior year period. For the three months ended June 30, 1996, expenses increased by $22,115 as compared to the same period in 1995. In 1996, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

INTEREST EXPENSE AND DEBT ISSUE COSTS

         For the six months ended June 30, 1996, interest expense and debt issue cost increased by $73,294 as compared to 1995. Interest expense and debt issue costs decreased by $90,031 during the three months ended June 30, 1996 primarily due to reduced levels of debt.

INTEREST AND OTHER INCOME

         Interest and other income increased by $21,616 and $42,885 during the three months and six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         For the six month period ending June 30, 1996, cash flow used in operating activities was $817,060. Cash flow provided by investing activities was $11,168,466. The major item impacting this positive flow of cash from investing activities was the receipt by the Company from GTECH and the joint venture companies of approximately $11,218,112. Cash flow used in financing activities was $8,256,441. The repayment of debt of $11,256,441 was offset by the $3,000,000 proceeds from the issuance of a convertible note to GTECH. As a result of the above, the Company's net cash and cash equivalents increased by $2,094,965 to $2,451,719.

         On July 1, 1996, the Company's line of credit with Bank of America expired by its terms. No amounts had been outstanding under this line since February, 1996.

         On March 23, 1995, LAI Associates, Inc., a corporation wholly-owned by Lee Iacocca, merged with a subsidiary of Full House and became a wholly-owned subsidiary of Full House. The Company issued 1,250,000 shares of Common Stock to Mr. Iacocca. In exchange, the Company received LAI's interest in its agreements with the Organized Tribes (55%), Nottawaseppi Huron bank of Potawatomi (55%), Torres Martinez Desert Cahuilla Indians (50%) and Delaware State Fair (50%) projects. The remainder of the interests in these projects was acquired through the Omega merger described below. Subsequently, Full House returned to Mr. Iacocca a 25% interest in a total of 21 acres of land in Branson, Missouri, and a 50% interest in certain royalties receivable. In exchange, Mr. Iacocca returned 193,529 shares of Common Stock to Full House in March 1996.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties, Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder(s) of this note, but in no event before August 31, 1996. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega. As a result of such merger, Full House obtained the remaining 45% interests in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi and the remaining 50% interests in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

         Full House entered into a series of agreements with GTECH Corporation, a wholly owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue existing (except the Deadwood Gulch Resort and certain other specified projects) and future gaming opportunities. Although the agreements were dated as of December 29, 1995, the parties agreed to share equally in the equity investment, financing responsibility and in revenues and expenses of each project commencing April 1, 1995. Pursuant to the agreements, joint venture corporations equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez and Delaware State Fair Projects to the joint venture companies. Full House has agreed, subject to further discussion with the Nottawaseppi Huron Bank of Potawatomi and with the holder of a 15% interest in that gaming contract, to assign to a joint venture company its rights to develop a project with such Tribe. If the assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses related thereto.

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at June 30, 1996 had guaranteed to GTECH approximately one-half of $9.6 million of such loans to the North Bend, Oregon joint venture company. Upon completion of the Delaware project, currently anticipated in August 1996, Full House will execute a guarantee to GTECH of one-half of the amounts loaned to the joint venture company by GTECH. The amount of the guarantee is currently estimated to be approximately $3.0 million. The guarantees provide for full subrogation of Full House to GTECH's rights and prohibit acceleration of the underlying indebtedness so long as Full House makes the defaulted payments. The terms of the loans vary by project, but in those instances in which the joint venture companies loan funds to others involved in the project (e.g., North Bend, Oregon), the loans to the joint venture companies are intended to be a mirror image of the loans between the joint ventures and the third parties. Full House is also responsible for an additional approximately $2.5 million incurred to construct and equip the Delaware facility. While Full House is in discussions with potential sources to fund the $2.5 million needed, no assurances can be given that such additional capital will be available on terms and in amounts acceptable to Full House. Although Full House is in discussions with potential sources to fund this obligation, no assurance can be given that such additional capital will be available.

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

         On July 19, 1995, an addendum to the agreement with the Coquille Indian Tribe was executed. Pending regulatory approval, the addendum will reduce the obligation of the Full House-GTECH joint venture company to provide financing to $10.4 million, extend the date when repayments begin and modify the method of computing participating rents (from net revenues to modified gross revenues) and loan repayments. Lease and debt payments commenced on August 19, 1995, and September 19, 1995, respectively. As of June 30, 1996, the Full House-GTECH joint venture company had advanced approximately $10.7 million for the project of which approximately $.6 million had been repaid.

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The proceeds from the loan were used to repay its obligation to H. Joe Frazier, a stockholder and a then director of the Company, and to repay a portion of the revolving note payable to Bank of America. The note bears interest at 10.25% through May, 1996, and at prime plus 2-1/4% for the period June 1, 1996 through May 1, 2002. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. Frazier, McComas and Paulson. The agreement restricts substantially all of DGR's cash to pay operating expenses and debt service of DGR. Cash from operations is placed into a series of restricted accounts to pay obligations in the following priority:
(1) operating expenses of DGR for the current month; (2) a reserve for operating expenses for off-season months; (3) a reserve for debt service equal to eight monthly payments (for off-season months); and (4) an asset replacement reserve. Because of these restrictions, no DGR cash has been available for dividends or distribution to the Company for expansion purposes. The agreements also include financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. The Company was not in compliance with these covenants at December 31, 1995. However, the lender has waived these defaults through the year ended December 31, 1996. The Company prepaid $751,827 of this indebtedness in March, 1996.

         The 800,000 Warrants and 80,000 units (the "Representative's Units) issued to the representative of the underwriters in Full House's 1993 public offering became exercisable on August 10, 1994. Each Warrant may be exercised for 1.1894 shares of Common Stock at a price of $4.20 per share. As of May 6, 1996, 778,534 Warrants to purchase 925,988 shares were outstanding. Full House may, in accordance with the Warrant Agreement, call the Warrants. Each Representative's Unit (each consisting of three shares of Common Stock and the right to buy one additional share) may be exercised at a price of $13.17 per Unit. The Warrants can be exercised until February 10, 1997. As of June 30, 1996, a total of 57,500 Representative's Units has been exercised, leaving a balance of 22,500 which may be exercised. As a result of such exercises, 57,500 warrants, which were included in the Representative's Units, are now outstanding.

         As of June 30, 1996, Full House had cumulative undeclared and unpaid dividends in the amount of $840,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         Full House had working capital of $1,820,726 as of June 30, 1996.

         Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

                           PART II - OTHER INFORMATION



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As of June 30, 1996, cumulative dividends were $840,000, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FULL HOUSE RESORTS, INC.


Date:  August 14, 1995                   By /s/ William R. Jackson
                                            -----------------------------------
                                            William R. Jackson,
                                            Executive  Vice  President -
                                            Corporate Finance and
                                            Principal Financial Officer