Form 10QSB
period 1996-09-30
FULL HOUSE RESORTS INC
filed 1996-11-14
CIK 891482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                           Yes   [X]       No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1996, Registrant had 10,339,549 shares of its $.0001 par value common stock outstanding.



                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----

PART I.  Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            September 30, 1996 and December 31, 1995 ................................    3

            Consolidated Statements of Operations for the three months and
            nine months ended September 30, 1996 and 1995 ............................   4

            Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995 .............................................    5

            Notes to Consolidated Financial Statements...............................    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................................    8

Part II.    Other Information........................................................   13

Signature Page.......................................................................   14


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                   1996            1995
CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,823,839        $ 356,754
  Restricted cash                                                   1,105,996          224,775
  Accounts receivable                                                  60,913           24,959
  Receivable from GTECH                                               157,278        1,149,486
  Receivables from joint ventures                                        -          10,211,703
  Inventories                                                          84,610           90,730
  Prepaid expenses                                                    429,550          373,217
                                                                  ------------     ------------
    Total current assets                                            3,662,186       12,431,624


GAMING RIGHTS                                                       3,258,836        3,258,836

ASSETS HELD FOR SALE - net                                          6,353,848        6,560,333

INVESTMENTS IN JOINT VENTURES                                       1,064,745          862,508

GOODWILL - net                                                      2,531,352        2,912,698

OTHER ASSETS                                                           20,771           11,750
                                                                 ------------     ------------
TOTAL                                                           $  16,891,738     $ 26,037,749
                                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                  $659,616      $11,042,260
  Accounts payable                                                    105,782          386,914
  Accrued expenses                                                    551,811          611,334
                                                                 ------------     ------------
    Total current liabilities                                       1,317,209       12,040,508
                                                                 ------------     ------------


LONG-TERM DEBT, net of current portion                              6,604,833        4,545,194
                                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding;
    aggregate liquidation preference of $2,992,500 and $2,835,000
    at September 30, 1996 and December 31, 1995 respectively               70               70
  Common stock, par value $.0001, 25,000,000 shares authorized;
     10,339,549 shares issued and outstanding at September 30, 1996
     and December 31, 1995                                              1,034            1,034
  Additional paid in capital                                       16,413,315       16,413,315
  Accumulated deficit                                              (7,444,723)      (6,962,372)
                                                                  ------------     -----------
    Total stockholders' equity                                      8,969,696        9,452,047
                                                                  ------------     -----------

TOTAL                                                             $16,891,738     $ 26,037,749
                                                                  =============   ============


 See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                              1996           1995            1996           1995
OPERATING REVENUES:
  Casino                               $ 501,409      $  531,468     $1,188,258     $ 1,227,896
  Hotel/RV park                          782,858         748,358      1,341,503       1,264,220
  Retail                                 483,625         519,374      1,030,980       1,020,695
  Food and beverage                      247,957         259,642        621,977         583,479
  Fun park                               436,530         491,041        700,273         779,784
  Joint ventures                         426,153         196,266        815,552         196,266
                                      ----------       ----------     ---------       ---------
                                       2,878,532       2,746,149      5,698,543       5,072,340
  Less:  promotional allowances          (25,613)        (52,177)      (118,038)       (156,882)
                                      ----------      ----------      ---------       ---------
      Net operating revenues           2,852,919       2,693,972      5,580,505       4,915,458
                                      ----------      ----------      ---------       ---------

OPERATING COSTS AND EXPENSES:
  Casino                                 241,782         229,297        780,170         832,893
  Hotel/ RV park                         201,470         219,288        489,001         515,186
  Retail                                 429,136         435,295        930,290         886,927
  Food and beverage                      197,423         202,261        486,520         465,073
  Fun park                               250,907         278,953        482,135         557,785
  Sales and marketing                     74,345          55,265        186,746         173,621
  General and administrative             556,174         533,190      1,677,767       1,820,377
  Depreciation and amortization          129,393         152,533        389,218         479,144
  Abandoned project costs                   -               -              -          1,770,605
  Impairment of long-lived assets           -               -           250,000            -
  Other                                     -               -              -            100,000
                                      ----------      ----------     ----------     -----------
  Total operating costs and expenses   2,080,630       2,106,082      5,671,847       7,601,611
                                      ----------      ----------      ---------     -----------

INCOME (LOSS) FROM OPERATIONS            772,289         587,890       (91,342)     (2,686,153)
OTHER INCOME (EXPENSE):
  Interest expense and debt
     issue costs                        (122,310)       (328,463)     (495,381)       (628,240)
  Interest and other income               50,509         370,984       104,372         381,962
                                       ----------      ----------      ---------   -----------
NET INCOME (LOSS)                        700,488         630,411      (482,351)     (2,932,431)
Less, undeclared dividends
   on cumulative preferred stock          52,500          52,500        157,500        157,500
                                      ----------      ----------      ---------    -----------

NET INCOME (LOSS) APPLICABLE
  TO COMMON SHARES                      $647,988        $577,911      $(639,851)   $(3,089,931)
                                      ==========      ==========      ==========   ===========

INCOME (LOSS) PER COMMON SHARE          $   0.06        $  0.06       $  (0.06)    $     (0.32)
                                      ==========      ==========      ==========   ===========


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING         10,339,549      10,294,398     10,339,549      9,563,521
                                      ==========      ==========      ==========   ===========


See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1996            1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                                            $ (482,351)    $(2,932,431)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                        389,218         479,144
    Debt issue costs                                                      27,936          31,858
    Abandoned project costs                                                    -       1,770,605
    Impairment of long-lived assets                                      250,000               -
    Other non cash expense                                                     -         100,000
    Changes in assets and liabilities:
      Increase in restricted cash                                       (881,221)              0
     (Increase) decrease in accounts receivable                          (35,954)         19,305
      Decrease (increase) in inventories                                   6,120         (11,592)
      Decrease (increase) in prepaid expenses                            111,375        (290,761)
     (Decrease) increase in accounts payable
        and accrued expenses                                            (508,363)        505,397
                                                                     -----------     ------------
   Net cash used in operating activities                              (1,123,240)       (328,475)
                                                                     -----------     ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchases of property and equipment                                    (76,992)      (431,921)
  Increase in investments in joint ventures                             (202,237)             0
  Decrease in receivables from GTECH and joint ventures               11,203,911              0
  Increase in note receivable                                                  -     (9,110,716)
  Gaming development costs                                                     -       (587,364)
  Increase in other assets                                               (11,352)      (668,262)

  Other                                                                        -          9,122
                                                                    -----------     ------------
        Net cash provided by (used in) investing activities          10,913,330     (10,789,141)
                                                                    -----------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                       3,000,000     13,107,285
  Repayment of debt                                                  (11,323,005)    (1,474,406)
  Payment of debt issue costs                                                  -       (260,818)
  Proceeds from sale of common stock,
        net of offering costs                                                            18,071
                                                                     -----------    ------------
        Net cash provided by (used in) financing activities           (8,323,005)    11,390,132
                                                                     -----------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,467,085        272,516


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           356,754        384,670
                                                                     -----------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,823,839     $  657,186
                                                                     ===========    ============


See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL STATEMENTS - The interim consolidated financial statements of Full House Resorts, Inc. and subsidiaries (the "Company" included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

     Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale. Further analysis of the estimated realizable value of the assets held for sale resulted in an additional impairment loss of $250,000 recorded in the nine months ended September 30, 1996.

                                     ******

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

         The Company is actively marketing the Deadwood Gulch Resort for the sale. The Company determined that continued ownership of the Resort is not consistent with its future plans which anticipate focusing on gaming facilities in areas of higher population density and locations at which applicable regulations permit higher stakes and expanded types of gaming. Any sale will be subject to a finding by the South Dakota Commission on Gaming that the purchaser is suitable to obtain a gaming license in South Dakota. There can be no assurance that a sale will ultimately be consummated.

        On August 20, 1996, the Delaware limited liability joint venture company opened Midway Slots and Racebook, a gaming and entertainment facility at Harrington Raceway near Dover, Delaware as the manager for the Harrington Raceway. The 35,000 square foot facility features 500 gaming devices including quarter, dollar and five-dollar slot machines and a 150-seat simulcast parlor and racebook with individual television screens for players.

        On November 5, 1996, licenses for three gaming facilities were approved for the city of Detroit by the voters. The downtown Detroit location at which it is contemplated those facilities will be located is approximately 100 miles from the reservation of the Nottawaseppi Huron Band of Potawatomi at which the joint venture of which the Company is a member purposes to construct a gaming facility. The Company does not believe that the issuance of these licenses will adversely impact its proposed venture in Michigan.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net income increased by $70,077 during the three months ended September 30, 1996 over the same period ended September 30, 1995. Net loss decreased by $2,450,080 to $482,351 during the nine months ended September 30, 1996 over the same period ended September 30, 1995. Revenues for the three months ended September 30, 1996 increased $158,947 or 5.9% to $2,852,919 as compared with revenues of $2,693,972 for the three months ended September 30, 1995. This increase combined with the increase in revenues for the first six months of 1996 results in an increase in revenues for the nine months ended September 30, 1996 over the prior year period of $665,047 or 13.5% to $5,580,505.

         Management attributes the majority of the increase in revenues to the Joint Ventures revenues discussed below. Results for the nine months ended September 30, 1995 were impacted by an abandoned project charge of $1,770,605 during the second quarter as a result of the decision of the Governor of Michigan regarding off reservation gaming.

JOINT VENTURES

         Effective December 29, 1995, four limited liability joint venture companies were formed by Full House and GTECH to pursue gaming opportunities and to which Full House transferred three of its gaming ventures. Excluded were the Deadwood Gulch Resort and an additional venture where assignment was not completed pending further discussions with the tribe and with the holder of a 15% interest in that gaming contract. If assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses. Full House and GTECH each have a 50% interest in each limited liability company. Full House's share of the income generated by those companies was $815,552 and $426,153 for the nine months and three months ended September 30,

1996, respectively and $196,266 for both the nine months and three months ended September 30, 1995.

DEADWOOD GULCH RESORT

CASINO OPERATIONS. Revenues decreased 3.2% for the nine months ended September 30, 1996 over 1995. As a result of departmental expenses decreasing 6.3%, departmental profit increased $13,085 as compared to the same period in 1995. Management attributes the decline in revenues to a general decline in the market area. Gaming revenues in Deadwood declined 4.8% for the nine months and 3.6% for the three months ended September 30, 1996 compared to the same periods in 1995 as reported by the South Dakota Commission on Gaming. Revenues decreased 5.7% for the three months ended September 30, 1996 over 1995. As a result of departmental expenses increasing 5.4% over 1995, department profit decreased $42,544. Management intends to focus its efforts towards reducing operating costs and expanding marketing activities in an attempt to attract additional customers.

         HOTEL/RV RESORT. Hotel/RV Resort Revenues increased 4.6%, to $782,858, for the three months ended September 30, 1996 as compared to 1995. Hotel/RV Resort departmental profit increased $52,318 or 9.9%. For the nine months ended September 30, 1996 departmental revenues and profits increased $77,283 and $103,468, respectively, as compared to the same period in 1995. Management attributes the improvements to the RV Resort being operational 100% of the season and improved occupancy at the hotel associated with more efficient operations as a result of reorganizing both the Hotel and RV Resort management.

         RETAIL. For the nine months ended September 30, 1996, revenues increased by $10,285 to $1,030,980 but departmental profits decreased by $33,078 to $100,690, as compared to the same period in 1995. Revenues decreased by $35,749 or 6.9% for the three months ended September 30, 1996 from 1995. Departmental profit of $54,489 for the three months ended September 30, 1996 was $29,590 lower than the prior year period due to loss of business to expanded operations and more convenient location of a competitor.

         FOOD AND BEVERAGE. Revenues for the three months and nine months ended September 30, 1996 were $247,957 and $621,977 (which includes $18,865 and $104,410 of promotional allowances), respectively. The departmental profit after subtracting promotional allowances increased $14,238 and $45,894 respectively over the three month and nine month periods ended September 30, 1995. Management attributes the improvement to better cost of sales management and the development of a new menu, repositioning the restaurant in the market.

         GULCHES OF FUN FAMILY CENTER. For the nine months ended September 30, 1996, revenues decreased $79,511, however, departmental profits decreased only $3,861 as compared to the same period in 1995. Revenues for the three months ended September 30, 1996 decreased $54,511 from 1995 and department profits decreased $26,465 from the comparable period in 1995. Management attributes this to decreased tourism in the region and adverse weather conditions during the 1996 period.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses increased $19,080 for the three months ended September 30, 1996 as compared to the prior year period. For the nine months ended September 30, 1996, expenses increased by $13,125 as compared to the same period in 1995. Management attributes this to increased levels of one-time promotions.

         GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. For the nine months ended September 30, 1996, expenses decreased by $88,345 as compared to 1995. Expenses decreased $32,410 for the three months ended September 30, 1996 from the comparable period in 1995. Management attributes this improvement to more efficient operations and cost reduction measures.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $23,140 and $89,926 for the three months and nine months ended September 30, 1996 over the comparable periods in 1995. This decrease is due to suspension of depreciation of the Resort offset by the amortization of goodwill.

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

NON-RESORT GENERAL AND ADMINISTRATION EXPENSES. Non-Resort expenses for the nine months ended September 30, 1996 totaled $1,244,167, a decrease of $54,265 over the prior year period. For the three months ended September 30, 1996, expenses increased by $55,394 as compared to the same period in 1995. In 1996, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

INTEREST EXPENSE AND DEBT ISSUE COSTS. For the nine months ended September 30, 1996, interest expense and debt issue costs decreased by $132,859 as compared to 1995. Interest expense and debt issue costs decreased by $206,153 during the three months ended September 30, 1996 primarily due to reduced levels of debt.

INTEREST AND OTHER INCOME. Interest and other income decreased by $320,475 and $277,590 during the three months and nine months ended September 30, 1996. The major item causing the reduction was the pay-off of the note payable to the Company by one of the four limited liability joint venture companies owned equally by Full House and GTECH which leases the "Mill Casino" in North Bend, Oregon.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ending September 30, 1996, cash used in operating activities was $1,123,240. A major use of operating cash was $881,221 to fund the DGR restricted accounts. Cash provided by investing activities was $10,913,330. The major item impacting this positive flow of cash from investing activities was the receipt by the Company from GTECH and the joint venture companies of approximately $11,203,911. Cash used in financing activities was $8,323,005. The repayment of debt of $11,323,005 was offset by the $3,000,000 proceeds from the issuance of a convertible note to GTECH. As a result of the above, the Company's net cash and cash equivalents increased by $1,467,085 to $1,823,839.

         On July 1, 1996, the Company's line of credit with Bank of America expired by its terms. No amounts had been outstanding under this line since February, 1996.

         On March 23, 1995, LAI Associates, Inc., a corporation wholly-owned by Lee Iacocca, merged with a subsidiary of Full House and became a wholly-owned subsidiary of Full House. The Company issued 1,250,000 shares of Common Stock to Mr. Iacocca. In exchange, the Company received LAI's interest in its agreements with the Organized Tribes (55%), Nottawaseppi Huron Band of Potawatomi (55%), Torres Martinez Desert Cahuilla Indians (50%) and Delaware State Fair (50%) projects. The remainder of the interests in these projects was acquired through the Omega merger described below. Subsequently, Full House returned to Mr. Iacocca a 25% interest in a total of 21 acres of land in Branson,

Missouri, and a 50% interest in certain royalties receivable. In exchange, Mr. Iacocca returned 193,529 shares of Common Stock to Full House.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties, Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder(s) of this note. William P. McComas received the note and Mr. Fugazy, the other shareholder of Omega, received the shares in exchange for their interest as shareholders of Omega. As a result of such merger, Full House obtained the remaining 45% interests in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi and the remaining 50% interest in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

         Full House entered into a series of agreements with GTECH Corporation, a wholly owned subsidiary of GTECH Holdings Corporations, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue existing (except the Deadwood Gulch Resort and certain other specified projects) and future gaming opportunities. Although the agreements were dated as of December 29, 1995, the parties agreed to share equally in the equity investment, financing responsibility and in revenues and expenses of each project commencing April 1, 1995. Pursuant to the agreements, joint venture corporations equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez and Delaware State Fair Projects to the joint venture companies. Full House has agreed, subject to further discussion with the Nottawaseppi Huron Band of Potawatomi and with the holder of a 15% interest in that gaming contract, to assign to a joint venture company its rights to develop a project with such Tribe. If the assignment is not completed, Full House will assign its rights to revenues and GTECH will bear an appropriate portion of the expenses related thereto.

         GTECH will also provide project management, technology and other expertise and analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common stock. In addition, Full House has been reimbursed by one of the joint ventures companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, the directors of Full House and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same.

         The agreement between Full House and GTECH provides that the joint venture members will provide funds needed to finance the development of the joint venture projects. While the amounts necessary to finance the development of the projects are subject to regulatory approval and adjustment as the projects are more fully developed, the Company estimates that the amount to be provided to the joint venture companies will be approximately $70 million during the next three years. Although the agreement between Full House and GTECH establishes a preference for obtaining non-recourse financing for the projects undertaken in the joint venture companies, it may not be possible to obtain needed funds in this manner. In the event that Full House is unable to obtain the required funds on more favorable terms, GTECH has agreed to lend to Full House its required portion of the financing at GTECH's cost of financing plus 22.5% of Full House's share of the "Profits" from the venture until the later of repayment of the loan or one year after the project begins to receive revenues from patrons of the facilities comprising the project. In the event that GTECH loans funds to a joint venture entity, Full House has agreed to guarantee one-half of the obligations of the joint venture company to GTECH.

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at September 30, 1996 had guaranteed to GTECH approximately one-half of $9.6 million of such loans to the North Bend, Oregon joint venture company. In October 1996, GTECH's loans to the North Bend, Oregon joint venture company were repaid in full and GTECH has participated for a total of $2 million of the $17.5 million refinancing. Participating fees are subordinated to such financing upon default. Full House has agreed to guarantee one-half of the participation. Upon completion of the Delaware project, Full House will execute a guarantee to GTECH of one-half of the amounts loaned to the joint venture company by GTECH. The amount of the guarantee is currently estimated to be approximately $3.0 million. The guarantees provide for full subrogation of Full House to GTECH's rights and prohibit acceleration of the underlying indebtedness so long as Full House makes the defaulted payments. The terms of the loans vary by project, but in those instances in which the joint venture companies loan funds to others involved in the project (e.g., North Bend, Oregon and Delaware project), the loans to the joint venture companies are intended to be a mirror image of the loans between the joint ventures and the third parties. Full House is also responsible for an additional approximately $2.5 million incurred to construct and equip the Delaware facility. While Full House is in discussions with potential sources to fund the $2.5 million needed, no assurances can be given that such additional capital will be available on terms and in amounts acceptable to Full House.

         Full House borrowed $4 million from GTECH during 1995. Such amounts were repaid on January 26, 1996 with funds received as a part of the agreement with GTECH. Interest expense on this indebtedness was $270,517.

         As a result of its agreements with GTECH, receipt by Full House of revenues from the operations of projects (other than the Deadwood Gulch Resort) is governed by the terms of the joint venture agreements applicable to such projects. The contracts provide that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While Full House does not believe that this arrangement will adversely impact its liquidity, no assurances of the same can be given based upon the limited operating experience with this structure.

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The note bears interest at 10.25% through May, 1996, and at prime plus 2-1/4% for the period June 1, 1996 through May 1, 2002. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. McComas and Paulson and by H. Joe Frazier, a director at the time of the loan. The agreement restricts substantially all of DGR's cash to pay operating expenses and debt service of DGR. Cash from operations is placed into a series of restricted accounts to pay obligations in the following priority:
(1) operating expenses of DGR for the current month; (2) a reserve for operating expenses for off-season months; (3) a reserve for debt service equal to eight monthly payments (for off-season months); and (4) an asset replacement reserve. Because of these restrictions, no DGR cash has been available for dividends or distribution to the Company for expansion purposes. The cash available in these accounts was $1,105,996 as of September 30, 1996. The agreements also include financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. The Company was not in compliance with these covenants at December 31, 1995. However, the lender has waived these defaults through the year ended December 31, 1996. The Company prepaid $751,827 of this indebtedness in March , 1996.

         The 800,000 Warrants and the 80,000 Units (the "Representative's Units) issued to the representative of the underwriters in Full House's 1993 public offering became exercisable on August 10, 1994. Each Warrant may be exercised until February 10, 1997 for 1.1894 shares of Common Stock at a price of $4.20 per share. As of October 31, 1996, 778,534 Warrants to purchase 925,988 shares were outstanding. Full House may, in accordance with the Warrant Agreement, call the Warrants. Each Representative's Unit (each consisting of three shares of Common Stock and the right to buy one additional share) may be exercised at a price of $13.17 per Unit. As of October 31, 1996, a total of 57,500 Representative's Units has been exercised, leaving a balance of 22,500 which may be exercised. As a result of such exercises 57,500 warrants, which were included in the Representative's Units, are now outstanding.

         As of September 30, 1996, Full House had cumulative undeclared and unpaid dividends in the amount of $892,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         Full House had working capital of $2,344,977 as of September 30, 1996.

         Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         As of September 30, 1996, cumulative dividends were $892,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K;

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FULL HOUSE RESORTS, INC.

Date: November 14, 1996

                           By   /S/ WILLIAM R. JACKSON
                                ------------------------------------------------
                                William R. Jackson
                                Executive Vice President - Corporate Finance and Principal Financial Officer