Form 10KSB40
period 1996-12-31
FULL HOUSE RESORTS INC
filed 1997-03-28
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended: December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-20630

                            FULL HOUSE RESORTS, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                               13-3391527
-------------------------------                            ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

      DEADWOOD GULCH RESORT, HIGHWAY 85 SOUTH, DEADWOOD, SOUTH DAKOTA 57732
      ---------------------------------------------------------------------
              (Address and zip code of principal executive offices)
                                (605) 578-1294
                         -------------------------------
               (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act:

          NONE                                                    NONE
   -------------------                                    ----------------------
  (Title of Each Class)                                   (Name of Each Exchange
                                                           on Which Registered)

         Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, $.0001 PER SHARE
                        ------------------------------
                                (Title of class)

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year:  $7,670,338.

      The aggregate market value of registrant's voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 14, 1997, was:
$22,819,188.

      The number of shares outstanding of registrant's $.0001 par value common stock, as of March 14, 1997, was 10,340,380 shares.

                                     PART I


1.    DESCRIPTION OF BUSINESS.

      BACKGROUND

     Full House Resorts, Inc. ("Full House" or the "Company") was incorporated in the State of Delaware as Hour Corp. on January 5, 1987. On November 20, 1992, Full House, through the issuance of 4,901,850 shares of common stock, par value $.0001 per share (the "Common Stock") and 1,000,000 shares of Series 1992-1 Preferred Stock, par value $.0001 per share (the "Preferred Stock"), acquired Deadwood Gulch Resort and Gaming Corp. On August 17, 1993, Full House completed a registered public offering of units, each consisting of three shares of its Common Stock and a warrant (the "Warrant") entitling the holder to purchase, for $5.00, one additional share of Common Stock during the period between August 10, 1994 and August 9, 1996 for gross proceeds of $8,000,000. During 1996, the Company extended the exercise period of the Warrants until February 10, 1997. The expiration date was not extended beyond that date. The net proceeds to Full House of the offering, after payment of costs and expenses, were $6,742,781.

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

      Full House has been actively engaged in the process of identifying business opportunities in the gaming industry to expand its base and has determined that opportunities exist through the establishment of agreements with Indian Tribes and racetracks at which machine gaming is allowed.

      In May 1994, Lee Iacocca brought to the attention of Full House management certain opportunities to enter into gaming agreements. Specifically, Mr. Iacocca advised Full House of his negotiations, together with Omega Properties, Inc. ("Omega"), with certain Indian Tribes (the "Organized Tribes") regarding the development of a gaming operation in the Detroit, Michigan metropolitan area. Mr. Iacocca also advised Full House of the ongoing discussions with a second Indian Tribe in Michigan (the Nottawaseppi Huron Band of Potawatomi), a tribe in southern California (the Torres Martinez Desert Cahuilla Indians) and a project at the Delaware State Fairgrounds. In each case, the other parties had entered into discussions with Mr. Iacocca based upon their perception of his integrity and ability to facilitate completion of the proposed transactions. Mr. Iacocca had conducted these negotiations through LAI Associates, Inc. ("LAI"), a corporation owned by him.

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

      Following extensive discussions with the principals of LAI and Omega, Full House determined that a merger transaction involving Full House, LAI and Omega would provide Full House with the advantages of both the real estate development opportunities in Branson and the opportunity to develop the gaming and commercial nongaming activities, the rights to which were held by LAI and Omega. During these negotiations, the parties agreed that the shareholders of LAI would receive 1,250,000 shares of Full House Common Stock and that the shareholders of Omega would receive 500,000 shares and a promissory note from Full House in the principal amount of $375,000. This decision was based upon Full House's determination that access to these four projects was only available through a merger with LAI and Omega.

      Accordingly, on August 18, 1994, pursuant to a May 1994 letter of intent, Full House entered into a Merger Agreement (the "Merger Agreement") with Full House Subsidiary, Inc. ("FHS"), LAI and Omega (30% owned by William P. McComas, a director and stockholder of Full House) whereby these entities were to merge with FHS, a newly formed subsidiary of Full House. In exchange, the entities were to receive 1,750,000 shares of common stock of Full House and a note from Full House for $375,000 bearing interest at the "prime rate" of Bank of America, N.A. and due on demand, but in no event prior to August 31, 1996. Although Full House also entered into a Purchase Agreement with Mr. McComas on the same date to purchase a portion of the assets originally included in the May 1994 letter of intent in exchange for a $625,000 note from Full House, this portion of the transaction was not consummated and the note was not issued.

      Subsequently, the parties determined that it was in their best interests to proceed with the merger with LAI prior to consummating the merger with Omega. On March 23, 1995, the parties amended the Merger Agreement and the Merger between LAI and FHS was consummated on the same date. As a result of the Merger, Full House obtained a 55% interest in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi, and a 50% interest in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

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

      The Omega transaction was accounted for as a purchase valued at $2,500,700. The purchase price has been allocated to the following assets and liabilities, based on their estimated relative fair values: cash $80 and gaming agreements $2,500,620. The gaming agreements were valued, as of March 23, 1995, by discounting to the net present value, as of the transaction date, the estimated future after tax cash flow for the proposed ventures and by applying a further discount based upon the expected likelihood of successfully developing the projects. In making this determination, Full House estimated the cash needs, the income and the cash flow related to its agreements with the Organized Tribes (the "Organized Tribes Agreement") and the Nottawaseppi Huron Band of Potawatomi (the "Nottawaseppi Agreement"). Through the use of these forecasts and an after-tax discount rate, Full House valued the Organized Tribes Agreement and the Nottawaseppi Agreement at $28 million and $37 million, respectively. The after-tax discount rate used was 13.8 percent. This rate was derived through use of the capital asset pricing model and/or the weighted average cost of capital model. Full House further reduced the above valuations by applying a "success factor" to account for the possibility that performance under the Organized Tribes Agreement and the Nottawaseppi Agreement would not occur on schedule due to the failure to receive or delays in the receipt of certain approvals. Although the actions of the Governor of Michigan with respect to off reservation gaming have resulted in Full House writing off the value of the Organized Tribes Agreement, Full House believes that such action has increased the value of the Nottawaseppi Agreement. Full House believes that the increase in the value of the Nottawaseppi Agreement, together with the value of the other agreements discussed above, supports the amount attributed to the gaming agreements.

      In late 1995, Full House was named as a defendant in a lawsuit in Taney County, Missouri, as a result of its acquisition (through the merger of its wholly-owned subsidiary with LAI) of an interest in the Branson Real Estate and the Royalties Agreement. After negotiations with Mr. Iacocca, in March 1996 Mr. Iacocca accepted the reconveyance of the interests in the Branson Real Estate and Royalties in exchange for 193,529 shares of Common Stock to Full House which the Company believes had a value equal to the appraised value of the surrendered interests in the Real Estate and Royalty Agreement. Such action was intended to minimize the Company's exposure to the litigation.

      Full House's executive offices are located at Highway 85 South, Deadwood, South Dakota 57732, telephone (605) 578-1294.


      GTECH RELATIONSHIP

      Full House entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue existing (except the Deadwood Gulch Resort) and future gaming opportunities. Although the agreements were dated as of December 29, 1995, the parties agreed to share equally in the equity investment, financing responsibility and in revenues and expenses of each project commencing April 1, 1995. Pursuant to the agreements, joint venture companies equally owned by Dreamport, Inc., the gaming and entertainment subsidiary of GTECH, and Full House have been formed. Full House contributed its rights (as described below) to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.

      In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture companies up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at December 31, 1996 had guaranteed to GTECH one-half of a $2.0 million loan to the Tribe and one-half of a $9.1 million loan to the Delaware venture. GTECH has also agreed to make loans to Full House for its portion of the financing of projects if Full House is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture companies. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common Stock. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of the GTECH relationship, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same.

      In March, 1997, Full House and GTECH modified their agreement to no longer require each party to present prospective business opportunities to the other.

      Set forth below is a brief description of each of the gaming opportunities which have been transferred to the joint venture companies which are equally owned by Full House and Dreamport.

      THE MILL CASINO--NORTH BEND, OREGON

      On May 19, 1995, the first phase of the facility known as the "Mill" was opened with 250 video lottery terminals (336 as of December 31, 1996), nine blackjack tables, three poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon. A Full House - Dreamport joint venture entity leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located and subleases a portion of the land on which the casino is located back to the same entity. The master lease expires in 2019 and the sublease expires in 2002 with options to renew.

      On July 19, 1995, an addendum to the agreement with the Coquille Indian Tribe was signed by Full House and Dreamport, which reduced the obligations of the joint venture company to provide financing to $10.4 million, extended the date when repayments begin and modified the method of computing participating rents and loan repayments. Lease and debt payments commenced on August 19, 1995 and September 19, 1995, respectively. In October, 1996, the Tribe secured a new $17.5 million loan to refinance certain outstanding indebtedness, finance the acquisition of gaming equipment and finance certain improvements to the gaming facility. The joint venture company was repaid 100% of its original development loan from the refinancing. GTECH Corporation purchased a $2 million participation in that new loan, half of which is guaranteed by Full House. As part of the loan, the joint venture company subordinated its rights to receive a percentage of Gross Gaming Revenues. As rental under the sublease to the Tribal entity, from October 8, 1996 through October 7, 1999, the joint venture company will receive 13% of Gross Gaming Revenue. The monthly percentage rental will be reduced to 12% from October 8, 1999 until October 8, 2000 when it will reduce to 11% until October 8, 2001. Thereafter, it will be 10% of Gross Gaming Revenue. No Annual Percentage Rental will be paid after August 19, 2002; provided, however, in the event Gross Gaming Revenue for any twelve month period exceeds $20,000,000, 10% of amounts in excess of such threshold will be paid as rent under the sublease.

      The Mill is located in North Bend, Oregon on the Port of Coos Bay. In 1996, the Coos County population, which includes the Bay area, was approximately 65,000. The Bay area's economy is primarily based on forestry and fishing. Oregon's Coos Bay area is located on the Pacific Coast midway between San Francisco, California and Seattle, Washington. The communities of Coos Bay, North Bend and Charleston are approximately 115 miles from Eugene, Oregon's second largest city. The North Bend Municipal Airport is Southwestern Oregon's regional air terminal that provides commercial air service to and from Portland.

      The Mill Casino is one of six Indian casinos presently operating in Oregon with one additional Indian casino under construction. The closest competing casino is located approximately 90 miles from North Bend and operates 230 devices, a card room, bingo and keno. The other casinos are located approximately 140, 160, 265 and 435 miles from North Bend. The two facilities which are 140 and 160 miles from North Bend are located closer to Portland, Oregon. Full House believes that there are other Indian casinos presently being contemplated in Oregon.


      MIDWAY SLOTS AND SIMULCAST--HARRINGTON, DELAWARE

      On August 20,1996 Midway Slots and Simulcast, owned by Harrington Raceway, Inc., was opened. The 35,000 square foot facility located near Dover, Delaware, was developed and financed and is managed by a Full House-Dreamport joint venture company. The facility employs approximately 250 people, and features 500 gaming devices and a 150-seat simulcast parlor and racebook. Individual screens for players broadcast horse racing from harness and thoroughbred tracks around the world. The facility also features a 150-seat Las Vegas-style buffet, lounge, and gift shop. The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility pursuant to a 15-year contract. As of December 31, 1996, $9.1 million of the development loan remained outstanding.

      Midway Slots and Simulcast is located in Harrington, Delaware on Route 13, south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. Midway Slots and Simulcast is one of three facilities presently operating in Delaware. The closest competing casino is located approximately 20 miles from Harrington and operates 1,000 devices. The other facility is located approximately 60 miles from Harrington.

      Under the 15-year management agreement with the joint venture company, the venture receives a percentage of Gross Revenues and Operating Profits, as defined in the agreements. The joint venture company developed and constructed the gaming facility and provided financing through a capital lease arrangement.


      NOTTAWASEPPI HURON BAND OF POTAWATOMI--BATTLE CREEK, MICHIGAN

      Full House entered into a series of agreements in January, 1995, with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to develop gaming and non-gaming commercial opportunities for the Tribe and to construct and manage Class II and Class III gaming facilities. The Tribe's state reservation lands are located in Southcentral Michigan. If developed, the facility will target the Ft. Wayne, Indiana and Lansing and Detroit, Michigan metropolitan areas. The Tribe intends to apply to have its existing State reservation land as well as additional land in its ancestral territory taken into trust by the Bureau of Indian Affairs. The agreements gave Greenhouse Management, Inc., an entity 85% owned by Full House, the exclusive right to provide financing and casino management expertise to the Tribe in exchange for a defined percentage of net profits and certain other considerations from any future gaming or related activities of the Tribe. These rights have been assigned to a Full House-Dreamport joint venture company.

      In late 1996, the joint venture company formed by Full House and Dreamport in Michigan renegotiated its management contract with the Nottawaseppi Huron Band of Potawatomi, and with Green Acres Casino Management, originally a 15% owner of Greenhouse Management, Inc. Under the new contract, the joint venture company will finance, develop and manage Class III gaming for the Tribe on reservation lands to be acquired near Battle Creek, Michigan. Green Acres Casino Management will be paid a royalty fee in lieu of its original 15% ownership interest in earlier contracts with the Tribe. The Huron Potawatomi achieved final federal recognition as a tribe in April, 1996, and won a Class III Gaming Compact from Michigan's governor early in 1997, to operate an unlimited number of electronic gaming devices as well as roulette, Keno, dice and banking card games and other Class III games. Legislative ratification of the Compact remains pending, as does approval by the U. S. Department of the Interior and National Indian Gaming Commission. On November 5, 1996, Michigan voters approved licenses for three gaming facilities within the City of Detroit, approximately 100 miles from the Battle Creek area. That legislation has been challenged in Michigan courts. The Company does not believe that operation of three gaming facilities in Detroit will adversely impact the proposed Huron Potawatomi casino.


      TORRES MARTINEZ BAND OF DESERT CAHUILLA INDIANS--THERMAL, CALIFORNIA.

      On April 21, 1995, Full House entered into a Gaming and Development Agreement with the Torres Martinez Desert Cahuilla Indians. The agreement grants Full House certain rights to develop, manage and operate gaming activities for the Tribe and the right to receive 40% of the net revenues from gaming activities subject to the obligation of Full House to pay the costs of the same. For all non-gaming activities, Full House is to provide 50% of the financing for development and will receive 50% of the net revenues from said activities, subject to the obligation of Full House to lend funds to the Tribe prior to commencement of gaming operations. On April 23, 1995, Full House and the Tribe entered into a Gaming Management Agreement further defining Full House's and the Tribe's rights and obligations under the Gaming and Development Agreement. As noted above, the rights to these agreements have been assigned to a Full House-Dreamport joint venture company.

      During 1996, the Tribe reached a settlement in its litigation with the Department of Justice and two water districts, pursuant to which the Tribe will be paid $14 million in compensation, and will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land which was flooded by the rising level of the Salton Sea. That settlement, which requires legislative enactment, was approved by the
U. S. House of Representatives but stalled in the Senate as a result of opposition from Nevada senators. The Tribe intends to seek enactment of a similar bill during the current session of Congress.

ORGANIZED TRIBES

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


DEADWOOD GULCH RESORT.

      Full House operates Deadwood Gulch Resort in Deadwood, South Dakota. The Deadwood Gulch Resort consists of a 56-acre complex which includes a 98-room hotel (including an outdoor pool/recreation area) with two small casinos, a freestanding restaurant and saloon, a freestanding 8,000 square foot conference center, a convenience store/gas mart, a recreational vehicle park and campground and the Gulches of Fun family center. DGR's hotel casinos occupy 1,575 square feet and the Gulches of Fun occupies 2,400 square feet. The Recreational Vehicle Campground contains 92 RV sites of which 90 are full service and an additional 30 tent sites. The Gulches of Fun family center includes an 18-hole miniature golf course, a go-kart track, bumper boat pond, batting cages, kiddie playland and rides and arcade and redemption games. Full House currently operates 96 slot machines, two blackjack tables and three video lottery devices within the resort complex.

      New management at Deadwood Gulch Resort has successfully increased revenues and cut expenses, resulting in improved operating results. The Company continues to actively market the Resort for sale, having determined that its ownership is inconsistent with the Company's future plans which are to focus on gaming facilities in areas of higher population density and at locations which permit higher stakes and more types of gambling than are allowed in Deadwood, South Dakota. On April 9, 1996, the Company signed a non-binding letter of intent for the purchase of the Resort by RGB Deadwood Gulch LLC. Negotiations under that letter of intent terminated unsuccessfully on May 15, 1996. From the time of its acquisition through the end of 1996, the Resort had a cumulative operating deficit of approximately $3.91 million and the Company has recognized an impairment loss of $4.15 million through such date, including $1,051,070 in 1996. Any sale will be subject to a suitability finding by the South Dakota Commission on Gaming, and there can be no assurance that a sale will ultimately be consummated. Full House intends to continue to take steps to increase the Resort's profitability while attempting to consummate a sale.

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

      Full House's management estimates that a large proportion of its customers at Deadwood Gulch Resort are derived from the tourists, primarily families, who visit Deadwood, South Dakota. Many of these tourists are attracted to the Black Hills area of South Dakota and the Mount Rushmore National Memorial. Since the Deadwood Gulch Resort significantly relies on the tourist trade, business at Deadwood Gulch Resort has tended to be seasonal. Approximately 56% of the operating revenues (net of promotional allowances) for the year ended December 31, 1996 were received in the four-month period from June through September. While business probably will remain somewhat seasonal, Deadwood Gulch Resort has attempted to market itself as a year-round destination resort by attracting tourists who use the Black Hills for winter recreation such as skiing and snowmobiling. Deadwood Gulch Resort is principally marketed through printed brochures and advertising, billboards, radio, television and direct mail promotions within a 600 mile market radius of Deadwood, South Dakota, including the States of South Dakota, North Dakota, Wyoming, Colorado, and Iowa, and the Province of Saskatchewan, Canada. In addition, Deadwood Gulch Resort promotes group travel, including charter bus tours and gaming junkets, utilizing independent travel agents, and trade and travel advertising. Deadwood Gulch Resort also promotes periodic gaming tournaments and features entertainment during selected periods.

      The following table sets forth the percent of total operating revenues (net of promotional allowances) generated by the Deadwood Gulch Resort Casino, Hotel/RV, Retail, Food and Beverage and Gulches of Fun operations for the indicated periods.


                                     PERCENT OF TOTAL OPERATING
                                              REVENUES
                                       YEAR ENDED DECEMBER 31,
                                     --------------------------
         REVENUE SOURCE                 1995             1996
         --------------              ---------        ---------

         Casino                          27%               26%
         Hotel/RV                        26                27
         Retail                          22                23
         Food and beverage               10                11
         Gulches of Fun                  15                13
                                       ----              ----
                                        100%              100%

      Since the commencement of the Resort's gaming operations, most of its gaming revenues have been derived from its operation of slot machines. For the years ended December 31, 1995 and 1996, 95% and 94%, respectively, of the Resort's gaming revenue was from slot machines. The remainder was from blackjack.

      The average hotel occupancy rate for the years ended December 31, 1995 and 1996 were 63% and 72%, respectively, and the average daily hotel room rates for such periods were $56.85 and $51.44, respectively.

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

      Gaming may be legally conducted in accordance with the South Dakota Gaming Act by licensed operators in the City of Deadwood, South Dakota, and may also be conducted by American Indian Tribes located in South Dakota under the Federal Indian Gaming Regulatory Act of 1988. As of December 31, 1996 there were 97 licensed gaming establishments in Deadwood which operated approximately 2,367 slot machines and 61 table games, including poker and blackjack. The revenues derived from the Resort's gaming operations accounted for approximately 3.1% and 3.3% of all gaming revenues in Deadwood, South Dakota for 1995 and 1996, respectively. Factors which affect gaming competition in Deadwood are location in relation to Deadwood's historic main street, proximity to motel rooms and parking, and the ability to serve alcoholic beverages. Six gaming locations in Deadwood offer a full range of alcoholic beverages, including Deadwood Gulch Resort. Gaming in Deadwood is conducted primarily in establishments along a four block long area on historic Main Street. Deadwood Gulch Resort is approximately one mile south of this highly concentrated area, which may limit the pedestrian traffic which passes Deadwood Gulch Resort. Full House's principal competitors in Deadwood are the Mineral Palace, First Gold Hotel, the Franklin Hotel, the Bullock Hotel, the Gold Dust Casino, the Silverado Casino and the Four Aces Casino. In addition, a well known actor and others have commenced construction of a large, upscale resort near the north entrance to Deadwood. Additional groups of investors have also proposed other resorts for the north entrance to Deadwood. No construction has commenced on these projects. Such resorts, if completed, may have significantly larger facilities, including hotel and meeting rooms, entertainment facilities, and more gaming devices than Deadwood Gulch Resort and would likely offer significant direct competition for Deadwood Gulch Resort.

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

      Deadwood Gulch Resort is also in competition with establishments throughout the State of South Dakota holding beer and wine licenses or liquor licenses, which may operate up to 10 "video lottery" gaming devices per establishment. The video lottery devices allow customers to play electronic versions of blackjack, poker, keno and bingo. Full House believes that there are approximately 1,445 establishments with over 8,000 such video lottery devices installed in the State of South Dakota. Full House currently operates three video lottery devices.

      ROUTE OPERATION AGREEMENT. On July 1, 1995 the Company entered into a route operation agreement with a new operator to place eight of the Company's gaming devices in its convenience store/gas mart and pay him 5% of the net profit from the machines. In February 1997, 13 gaming devices were added to the existing agreement.

      Full House intends to seek additional such route operation agreements in the future. However, there can be no assurance that Full House will be successful in obtaining any such additional route operation agreements on terms acceptable to Full House.

      FUEL SUPPLY AGREEMENT. DGR purchases its requirements of various fuels for use and sale at its gas mart. The current term of the agreement is through June, 1997, and is renewable thereafter from year to year, provided that DGR may cancel the agreement at the end of any such year by giving at least 30 days prior written notice. In addition, the supplier may cancel the agreement at any time on 10 days prior written notice. DGR pays $.01 per gallon above the supplier's Rapid City, South Dakota posted Conoco prices, plus the then current published freight charges from Rapid City to Deadwood. DGR has agreed to comply with the brand and image/signage standards established for Conoco-branded retail outlets.

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

      The Gaming Commission will not approve a management company and may void an existing management contract if a director, key employee or an Interested Party of the management company is (i) an elected member of the Indian tribal government that owns the facility being managed; (ii) has been or is convicted of a felony or misdemeanor gaming offense; (iii) has knowingly and willfully provided materially false information to the Gaming Commission or a tribe; (iv) has refused to respond to questions from the Gaming Commission; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable, unfair or illegal activities in gaming or the business and financial arrangements incidental thereto. In addition, the Gaming Commission will not approve a management contract if the management company or any of its agents has attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract, or the tribe's gaming ordinance, or, if a trustee, exercising the skill and diligence to which a trustee is commonly held, would not approve such management contract.

      IGRA divides games that may be played on Indian Land into three categories. Class I Gaming includes traditional Indian games and private social games and is not regulated under IGRA. Class II Gaming includes bingo, pull tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at a location where bingo is played. Class III Gaming includes all other commercial forms of gaming, such as video casino games (e.g., video slots, video blackjack); so-called "table games" (e.g., blackjack, craps, roulette); and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

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

      The South Dakota Laws require that each retailer who maintains gaming at his place of business, each operator of gaming devices, and each route operator (including any corporation or other entity) must have a gaming license in order to conduct gaming operations in Deadwood. The South Dakota Laws also require that key employees of the licensee, and support persons who are directly engaged in the gaming operation, such as dealers, be licensed through the South Dakota Commission. A license will be approved only if the applicant and the location where gaming is to be conducted, after an in-depth investigation, are found suitable by the South Dakota Commission. Under the South Dakota Laws, each licensee, and any officer, director or shareholder owning in excess of 5% of any corporation (or others which the Commission, in the exercise of its discretion, elects to review) engaged in the retail operation of the gaming establishment
(i) is required to be of good character, honesty and integrity, (ii) shall not have been convicted of a felony or found to have violated the South Dakota Laws and Regulations, and (iii) may not be viewed as posing a threat to public interest or the conduct of gaming by reason of any prior activities, criminal record, reputation, habits or associations. All such licenses must be renewed annually.

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

      EMPLOYEES

      As of March 15, 1997, the Company and its subsidiaries had approximately 57 full-time employees, three of which are executive officers of the Company, and 26 part-time employees. The Company's management believes that its relationship with its employees is good. None of the Company's employees are currently represented by a labor union, although such representation could occur in the future.

2.    DESCRIPTION OF PROPERTY.

      A Full House-Dreamport joint venture company leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located. The joint venture company subleases the land on which the casino is located back to the same entity. The master lease expires in 2019 and the sublease expires in 2002 with options to renew. Pursuant to a July 19, 1995 addendum, the joint venture company receives a percentage of "Gross Gaming Revenues" (as defined) of the casino. Payments commenced August 19, 1995. See "--Description of Business."

      A Full House-Dreamport joint venture company has a lease and leaseback agreement with Harrington Raceway, Inc. The lease encumbers the land on which the gaming facility is located. The lease is treated as a capital lease and payments commenced on August 20, 1996. See "Description of Business."

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

3.    LEGAL PROCEEDINGS.

      In October 1995, litigation was filed against Full House relating to ownership and access pertaining to a portion (approximately 1,200 square feet) of the Deadwood Gulch Resort hotel and parking lot property. That litigation has been settled by the Resort's purchase of the disputed encroachment of the parking lot onto neighboring property, and the acknowledgment of the unspecified easement to properties behind the hotel, and payment of nominal attorney's fees.

      In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star's appeal of that judgment is currently pending in the Mississippi appellate court. A decision is expected by the end of 1997. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition.

      In late 1995, Branson Hills Associates, L.P. (the "Plaintiff") filed a lawsuit in the Circuit Court of Taney County, Missouri, naming Lee Iacocca, William P. McComas, Ron Richey, and the Company and certain of its subsidiaries as defendants (collectively, the "Defendants"). The suit involves a claim that Messrs. Iacocca and McComas failed to use their best efforts to find a developer and financing for the Plaintiff in connection with the development of properties owned by the Plaintiff. The Plaintiff seeks rescission of the contract granting certain property rights to Iacocca and McComas in consideration of said best efforts, and further seeks damages for fraud and breach of contract arising out of Mr. McComas' loaning of funds to Plaintiff when alternative financing could not be arranged. Mr. Richey and the Company are further named in a count of conspiracy. A portion of the property rights involved in the lawsuit were briefly held by the Company subsequent to the merger involving LAI as described above, and have since been returned to Mr. Iacocca. The Company no longer holds any interest in such property. See "Business - Background." All Defendants vigorously dispute liability. The lawsuit is currently in the discovery phase, and no trial date has been set. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition or results of operations.

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

                                     PART II


5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (A)    MARKET INFORMATION.

      The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol FHRI. Set forth below are the high and low bid sales price of the Company's Common Stock as reported on the Nasdaq SmallCap Market System for the periods indicated.

                                               HIGH        LOW
                                               ----        ---

      YEAR ENDED DECEMBER 31, 1995
      ----------------------------

      First Quarter                           $6-1/8      $4-3/8
      Second Quarter                           7-7/8       5-1/8
      Third Quarter                            6-1/4       2-3/4
      Fourth Quarter                           4-7/8       2-1/2

      YEAR ENDED DECEMBER 31, 1996
      ----------------------------

      First Quarter                           $5-1/8      $2-5/8
      Second Quarter                           4-1/2       3
      Third Quarter                            5-1/16      2-11/16
      Fourth Quarter                           4-13/16     2-7/8


      The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 14, 1997, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $3-15/16.

      (B)    HOLDERS.

      As of March 14, 1997 the Company had approximately 200 holders of record of its Common Stock. The Company believes that there are over 2,000 beneficial owners of its Common Stock.

      (C)    DIVIDENDS.

      The Company has paid no dividends on its Common Stock or Preferred Stock since its inception. Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.

      Holders of the Company's Series 1992-1 Preferred Stock (each share of which is convertible at the option of the holder into one share of Common Stock) are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. The Company did not declare or pay the accrued dividends on its Preferred Stock which were payable on December 15, 1992, June 15 and December 15,

1993, June 15 and December 15, 1994, June 15 and December 15, 1995, and June 15 and December 15, 1996, totaling $945,000 and, accordingly, is in default in regard thereto.

      If the Company is in default in declaring, setting apart for payment or paying dividends on the Preferred Stock, it is restricted from paying any dividend or making any other distribution or redeeming any stock ranking junior to the Preferred Stock.

      The Company intends to retain future earnings, if any, to provide funds for the operation of its business, retirement of its debt and payment of preferred stock dividends and, accordingly, does not anticipate paying any cash dividends on its common stock in the reasonably foreseeable future.

      (D)   REGISTRATION RIGHTS

      The Company has granted certain demand and piggyback registration rights with respect to 700,000 shares of its Common Stock which might be acquired upon the conversion of the 700,000 outstanding shares of its Series 1992-1 Preferred Stock.

      (E)   WARRANTS

      In August 1993, Full House issued an aggregate of 800,000 Warrants comprising a portion of the Units sold in its initial public offering. Each Warrant originally entitled the holder to purchase one share of Full House Common Stock for $5.00. As a result of certain adjustments, the exercise price of the Warrants was lowered to $4.20 and the payment of such amount entitled the holder to purchase 1.1894 shares. The period during which Warrants could be exercised, which originally expired on August 9, 1996, was extended until February 10, 1997. The expiration date was not extended beyond February 10, 1997. A total of 22,166 Warrants to purchase 26,356 shares were exercised.

      The underwriters in the Company's initial public offering hold warrants to purchase 22,500 Units which currently consist of three shares of Common Stock. The exercise price is $13.17 per Unit and the warrants may be exercised through August 9, 1998.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      Revenues for the year ended December 31, 1996 increased $2,037,192 to $7,670,338, as compared with revenues of $5,633,146 for the year ended December 31, 1995. The increase was due to additional revenues from joint ventures of $1,948,809 and additional Resort revenues of $88,383. Earnings before interest, taxes, depreciation and amortization (EBITDA) improved by $2,470,048 over 1995 to $1,363,181 after exclusion of the abandoned project cost (Detroit gaming cost) and impairment of long-lived assets (sale of Deadwood Gulch Resort). This was primarily due to the increase in joint venture revenues of $1,948,809, a reduction of 16.6% in non-resort general and administrative costs of $301,633 and net improved operating results at Deadwood Gulch Resort as a whole of $219,606.

      JOINT VENTURES. During 1995, four limited liability joint venture companies were formed by Full House and GTECH to pursue gaming opportunities and to which Full House transferred its present gaming ventures excluding the Deadwood Gulch Resort. Full House and GTECH each have a 50% interest in each limited liability company. Full House's share of the income generated by those companies was $160,224 and $2,109,033 for the years ended December 31, 1995 and 1996, respectively. The increase in income in 1996 was due to the inclusion of the fees from the Mill Casino for a full year, reimbursement of prior year's expenses by Dreamport, Inc. (the other participant in the joint venture companies) and management fees received by the joint venture company from the Delaware State Fair project which opened in August 1996.

      CASINO OPERATIONS. Total Deadwood, South Dakota gaming revenues decreased 6.1% in 1996 as compared to 1995. In an effort to increase market share, Full House incurred additional expenditures to attract tour bus business. As a result of these factors, revenues from casino operations decreased $8,286 or 0.6% for the year ended December 31, 1996 over the same period in 1995. Departmental expenses increased $15,546 or 1.5% for the year ended December 31, 1996 from 1995. As a result of the decrease in revenues and the increase in expenses, departmental profit decreased by $23,832 as compared to the same period in 1995.

      HOTEL/RV RESORT. Hotel occupancy increased 14.2% for the year ended December 31, 1996, and the average daily rate decreased 9.5% to $51.44. As a result, revenues for the year increased $39,983 or 3.0% for the Hotel. Campground revenues increased $59,011 or 54.3% in 1996 over 1995. As a result, Hotel/RV Resort departmental profit increased $134,126 or 17.0%. Management attributes the improvements to an aggressive promotion of Tour Bus business and a full operating season for the Campground in 1996 as compared to 1995 when a flood impacted operations.

      RETAIL. Although revenues increased by $21,387 or 1.7% for the year ended December 31, 1996 from 1995, expenses increased by $65,553 or 6%. As a result, departmental profit decreased by $44,166 for the year ended December 31, 1996 from 1995. This decline in profits was due to increased competition and the Company's attempt to maintain its market share.

      FOOD AND BEVERAGE. Revenues for 1996 were $766,442 (which includes $132,292 of promotional allowances), an increase of $38,577 or 5.3% from 1995 revenues of $727,865 (which included $176,742 of promotional allowances). The departmental profit after subtracting promotional allowances increased $49,726 from a loss in 1995. Management attributes the improvement to better cost of sales management.

      GULCHES OF FUN FAMILY CENTER. Although revenues for the year ended December 31, 1996 decreased $118,685 or 14.4% from 1995 due principally to closure of the Center during the winter season of 1996, a 5% decrease in area visitation and poor weather during major holidays. Departmental expenses decreased $127,903 or 20.2% from 1995 and, as a result, departmental profit increased $9,218 over the previous year.

      SALES AND MARKETING EXPENSES. Sales and Marketing expenses increased $35,465 or 15.8% due to an aggressive tour bus program for the year ended December 31, 1996 from 1995.

      GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. Expenses decreased $46,761 or 7.4% for the year ended December 31, 1996 from 1995.

      NON-RESORT GENERAL AND ADMINISTRATION EXPENSES. Non-Resort expenses for the year ended December 31, 1996 totaled $1,519,100, a decrease of $301,633 or 16.6% over the prior year. This decline is due to centralization of the Company's administrative offices, partially offset by increases in administrative staff. In 1996, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

      DEPRECIATION. Depreciation and amortization decreased $728,862 or 58.8% for the year ended December 31, 1996 over 1995. This decrease was due to suspension of depreciation of the Resort offset by the amortization of goodwill.

      IMPAIRMENT OF LONG LIVED ASSETS. In January, 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon available information which indicates that an additional loss may be incurred upon disposition, the Company further reduced the carrying value of the Deadwood Gulch Resort in 1996 by $1,051,070.

      INTEREST EXPENSE AND DEBT ISSUE COSTS. Interest expense and debt issue costs decreased by $189,992 primarily due to reduced borrowings which was offset by debt discount.

      INTEREST AND OTHER INCOME. Interest and other income decreased by $570,564 or 68.9% in 1996 as compared to 1995, as a result of the joint venture company reimbursing Full House for its interest-bearing advances to the owner of The Mill Casino in North Bend, Oregon.

      INCOME TAX BENEFIT. The income tax benefit decreased to -0- in 1996 from $1,944,710 in 1995. At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $3,166,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2010. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

      Revenues for the year ended December 31, 1995 decreased $59,374 to $5,633,146, as compared with revenues of $5,692,520 for the year ended December 31, 1994. The decrease was offset by income from joint venture companies of $160,224.

      JOINT VENTURES. During 1995, four limited liability joint venture companies were formed by Full House and GTECH to pursue gaming opportunities and to which Full House transferred its present gaming ventures excluding the Deadwood Gulch Resort. Full House and GTECH each have a 50% interest in each limited liability company. Full House's share of the income generated by those companies was $160,224.

      CASINO OPERATIONS. Revenues decreased $218,951 or 13.1% for the ended December 31, 1995 over the same period in 1994. Departmental expenses decreased $3,292 or .3% for the year ended December 31, 1995 from 1994. As a result of the decrease in revenues, departmental profit decreased by $215,659 or 34.8% as compared to the same period in 1994. Management attributes the decrease in revenues to the decline in gaming activity in the entire Deadwood market as reported by the South Dakota Commission on Gaming.

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

      FOOD AND BEVERAGE. Revenues for 1995 were $727,865 (which includes $176,742 of promotional allowances), an decrease of $16,844 or 2.3% from 1994 revenues of $744,709 (which included $166,632 of promotional allowances). The departmental loss after subtracting promotional allowances decreased $21,128 over

1994. Management attributes the improvement to better cost of sales management and the development of a new menu, repositioning the restaurant in the market.

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

      ABANDONED PROJECT COST. On June 28, 1995, the Governor of the State of Michigan determined to prohibit off-reservation gaming in the State of Michigan. As a result, the Company recognized a loss of $1,867.730 relating to costs associated with its proposed gaming project in Detroit, Michigan.

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

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended December 31, 1996, cash flow from operating activities was negative in the amount of $496,352. Included was the net loss of $760,600, more fully explained above, reduced by depreciation and amortization of $511,584 and recognition of impairment in long-lived assets of $1,051,070 but increased by the equity earnings of joint ventures of $1,274,663 and other net changes of $23,743. Cash flow from investing activities was positive in the amount of $9,580,137 as a result of payments from the joint venture companies. Cash flows used by financing activities were the result of borrowings of $3 million from GTECH Corporation, reduced by repayment of debt totaling $11,391,356. As a result of the above factors, there was a net increase in cash and cash equivalents of $692,429.

      On March 24, 1994, Allen E. Paulson purchased 1,000,000 shares of Full House's common stock for $800,000. Full House also issued 500,000 shares of its Common Stock to Mr. Paulson in exchange for his agreement to individually provide or to take such actions as were required for a financial institution to provide a commercial line of credit to Full House in the minimum amount of $8 million. Full House valued the shares of stock at $.80 per share based upon the size of the transaction, the fact that the shares were not registered and are not subject to registration rights. In addition, a large block of shares was repurchased by the Company from an unaffiliated then principal stockholder at a price per share and time sequence reasonably close to the transaction with Mr. Paulson. The 500,000 shares issued to Mr. Paulson as compensation for securing the $8 million financing were charged as a period cost in Full House's results of operation for 1994. On June 7, 1994, Bank of America, as a result of the joint and several guarantees of the full amount of the loan by Mr. Paulson and the other directors of Full House, provided Full House with a line of credit in the amount of $8 million at the "reference rate" of Bank of America, N.A. All amounts outstanding under this line were repaid in 1996 and the line was cancelled. Full House believes that it would have been unable to obtain this line of credit without the actions of Mr. Paulson, as its financial condition would not have supported such an extension of credit.

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

      Full House entered into a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, effective as of December 29, 1995 to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. See "Business." GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at December 31, 1996 had guaranteed to GTECH one-half of $10.4 million of such loans to the North Bend, Oregon joint venture company. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common Stock. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. The agreement with GTECH was modified in February 1997 to provide that the parties would no longer be required to present gaming opportunities to the other for joint development.

      The Company advanced funds to the Delaware joint venture company during 1996 and 1995 totaling $1,886,498. Such amount bears interest at prime plus 1% (9.25% at December 31, 1996) and is payable from available operating cash flow of the joint venture company. The note is secured by a similar receivable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc. to the Delaware joint venture company with the same terms and interest rate. As the note is payable to FHRI based upon available cash flows, the current portion as of December 31, 1996 reflects payments made through March 1997.

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

      Full House has determined that continued ownership of the Deadwood Gulch Resort is not consistent with its future growth plans. It has therefore listed the Resort for sale. No assurance can be given that a sale will ultimately be consummated.

      On July 19, 1995, an addendum to the agreement with the Coquille Indian Tribe was executed. Pending regulatory approval, the addendum will reduce the obligation of the Full House-Dreamport joint venture company to provide financing to $10.4 million, extend the date when repayments begin and modify the method of computing participating rents (from net revenues to modified gross revenues) and loan repayments. Lease and debt payments commenced on August 19, 1995, and September 19, 1995, respectively.

      Pursuant to a September 16, 1994 agreement with the Organized Tribes in the State of Michigan, Full House obtained the rights to pursue off-reservation gaming and related non-gaming activities. On June 28, 1995, the Governor of the State of Michigan determined to prohibit off-reservation gaming in the State of Michigan. As a result of this action and after reimbursement of certain costs incurred by Full House from GTECH, Full House wrote off project costs of $1,867,730 in 1995.

      On May 31, 1995, DGR borrowed $5 million, secured by its real property. The proceeds from the loan were used to repay its obligation to H. Joe Frazier, a stockholder and a then director of the Company, and to repay a portion of the revolving note payable to Bank of America. The note bears interest at 10.25% through May, 1996, and at prime plus 2-1/4% for the period June 1, 1996 through May 1, 2002. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. Frazier, McComas and Paulson. The agreements executed by DGR in connection with the note limit payments by DGR to Full House. The agreements included financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. The Company was not in compliance with these covenants at December 31, 1996. However, the lender has waived these defaults for the year ended December 31, 1996. The Company prepaid $751,827 of this indebtedness in March, 1996.

      As of December 31, 1996, Full House had cumulative undeclared and unpaid dividends in the amount of $945,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

      Full House had a working capital surplus of $966,250 as of December 31, 1996.

      Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

7.    FINANCIAL STATEMENTS.

      The following financial statements are filed as part of this Report

      /bullet/ Independent Auditors' Report

      /bullet/ Consolidated Balance Sheet as of December 31, 1996

      /bullet/ Consolidated Statements of Operations for the years ended
               December 31, 1996 and 1995

      /bullet/ Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1996 and 1995

      /bullet/ Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1996 and 1995

      /bullet/ Notes to Consolidated Financial Statements

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      (a)   DIRECTORS OF THE COMPANY

            The information required regarding the identification of the Company's directors is incorporated by reference to the information in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company.

       (b)  EXECUTIVE OFFICERS OF THE COMPANY

            The executive officers of the Company and their ages as of March 21, 1997 are as follows:


               NAME           AGE                 POSITIONS
               ----           ---                 ---------

        Robert L. Kelley       64    President and Chief Operating
                                     Officer


        William R. Jackson     47    Executive Vice President-Corporate Finance


        Megan G. McIntosh      41    Secretary


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

      WILLIAM R. JACKSON has been Executive Vice President--Corporate Finance of Full House since June, 1994. Mr. Jackson was the Chief Financial Officer of Westinghouse Communities, Inc. for over 6 years. Mr. Jackson received a Bachelor of Business Administration Degree in Accounting from Stetson University in Deland, Florida. He is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

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

10.   EXECUTIVE COMPENSATION.

      The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company.

11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company.

12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders of the Company.

13.   EXHIBITS AND REPORTS ON FORM 8-K.

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

                  10.17 Debt Reduction Agreement, dated April 16, 1993, among the Company, Deadwood Gulch Resort and Gaming Corp., Eugene V. Gatti, William P. McComas and H. Joe Frazier (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.18 Letter Agreement, dated May 17, 1993, between the Company and H. Joe Frazier, extending mortgage commitment expiration date to July 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.19 Letter Agreement, dated May 17, 1993, between the Company and Eugene V. Gatti, extending mortgage commitment expiration date to July 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.20 General Release and Covenant Not to Sue, dated June 7, 1993, among the Company, Deadwood Gulch Resort and Gaming Corp., Trimark Hotel Corporation and Park Inns International, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.21 Letter Agreement, dated July 23, 1993, between the Company and H. Joe Frazier, extending mortgage commitment expiration date to August 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.22 Letter Agreement, dated July 2, 1993, between the Company and Eugene V. Gatti, extending mortgage commitment expiration date to August 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.23 Lock-Up Agreement, dated June 16, 1993, among the Company, David K. Cantley, Thomas M. Blair, James E. Hosch, H. Joe Frazier, Eugene V. Gatti, Kober Corporation, William P. McComas, Richard M. Gawlik, George M. Bashara and the Director of the South Dakota Division of Securities (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.24 Stock Purchase Agreement, dated July 20, 1993, among Kober Corporation, H. Joe Frazier, William P. McComas, James E. Hosch and Peter N. Bowinski (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.25 Master Lease between Coquille Economic Development Corporation ("CEDC") and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.26 Participating lease between CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.27 Loan Agreement between CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.28 Promissory Note from The Coquille Indian Tribe and CEDC to the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.29 Security Agreement between The Coquille Indian Tribe, CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28,
      1994)

                  10.30 Absolute Assignment of Rents and Leases from The Coquille Indian Tribe to the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.31 Escrow Agreement by and among the Company, CEDC, The Coquille Indian Tribe, Sun Plywood, Inc. and Ticor Title Insurance Company of California (Incorporated by reference to the Company's Post Effective Amendment No. 1. to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.32 Purchase Agreement between the Company and William P. McComas dated August 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.33 Agreement among the Company, Hannahville Indian Community, Lac Vieux Desert Band of Lake Superior Chippewa Indians, Grand Traverse Band of Ohawa and Chippewa Indians and Keween and Bay Indian Community dated September 10, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.34 Agreement between Green Acres Casino Management Company, Inc. and the Company dated January 4, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.35 Agreement for Commercial Development between the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 11, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.36 Addendum to Class II and III Management Agreements among the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 12, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.37 Gaming and Development Agreement between the Company and the Torres Martinez Desert, Cahuilla, Indiana dated March 21, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.38 Gaming Management Agreement between the Company and the Torres Martinez Desert, Cahuilla, Indiana dated April 23, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.39 Agreement between the Company and GTECH Corporation dated May 20, 1995 (Incorporated by reference to the Company's Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on May 26, 1995)

                  10.40 Promissory Note dated November 20, 1995 in the original principal amount of $375,000 from the Company to William P. McComas (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.41 Master Agreement dated as of December 29, 1995 by and between GTECH Corporation and the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.42 Option Agreement dated as of December 29, 1995 by and among GTECH Corporation, the Company, Lee Iacocca, William P. McComas and Allen E. Paulson (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.43 Convertible Note dated July 26, 1996 in the original principal amount of $3,000,000 payable by the Company to GTECH Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.44 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment, L.L.C. to GTECH under a Promissory Note of even date therewith in the amount of $10,400,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.45 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming

      Entertainment (Delaware), L.L.C. to GTECH in an amount not to exceed $6,000,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.46 Loan Agreement dated as of May 31, 1995 between Deadwood Gulch Resort and Gaming Corp. and Miller & Schroeder Investment Corporation; Guaranty dated as of May 31, 1995 by Allen E. Paulson, H. Joe Frazier and William P. McComas; Subordination Agreement dated as of May 31, 1995 among Miller & Schroeder Investment Corporation, Deadwood Gulch Resort and Gaming Corp. and the Corporation; Waiver of Breach of Covenants and Amendment Number 1 to Loan Agreement dated March 28, 1996; and Guaranty dated March 28, 1996 by the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.47 Subordination and Participation Agreement dated as of October 8, 1996 between Gaming Entertainment L.L.C. and Miller & Schroeder Investments Corporation*

                  10.48 First Amended and Restated Participating Lease dated as of October 8, 1996 between Gaming Entertainment L.L.C. and Coquille Economic Development Corporation*

                  10.49 First Amended and Restated Master Lease dated as of October 8, 1996 between Gaming Entertainment L.L.C. and Coquille Economic Development Corporation*

                  10.50 Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) L.L.C. and the Company

                  10.51 Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) L.L.C.

                  21     List of Subsidiaries of Full House Resorts, Inc.*

                  23.1 Consent of Deloitte & Touche LLP, Certified Public Accountants*

                  27.1   Financial Data Schedule
--------------------
*   Filed herewith.


      (B)   REPORTS ON FORM 8-K.

      None.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FULL HOUSE RESORTS, INC.


                                        /s/ ROBERT L. KELLEY
Date:  March 28, 1997               By: -------------------------------
                                        Robert L. Kelley, President



      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             NAME AND CAPACITY                                 DATE
             -----------------                                 ----

/s/ ALLEN E. PAULSON                                      March 28, 1997
--------------------------------------------
Allen E. Paulson, Chairman of the Board

/s/ WILLIAM P. MCCOMAS                                    March 28, 1997
--------------------------------------------
William P. McComas, Director

/s/ RONALD K. RICHEY                                      March 28, 1997
--------------------------------------------
Ronald K. Richey, Director

/s/ ROBERT L. KELLEY                                      March 28, 1997
-------------------------------------------
Robert L. Kelley, President and Chief
Operating Officer

/s/ WILLIAM R. JACKSON                                    March 28, 1997
------------------------------------------------
William R. Jackson, Executive
Vice-President-Corporate Finance (Principal
Financial and Accounting Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheet of Full House Resorts, Inc. and Subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Reno, Nevada
March 7, 1997

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 1,049,183
  Note receivable - joint venture, current-portion                      626,042
  Restricted cash                                                       585,934
  Accounts receivable, net of allowance of $15,000                       20,489
  Inventories                                                            92,578
  Prepaid expenses                                                      317,724
                                                                    -----------
    Total current assets                                              2,691,950



ASSETS HELD FOR SALE - net                                            5,574,500

INVESTMENTS IN JOINT VENTURES                                         5,183,454

GOODWILL - net                                                        2,404,785

NOTE RECEIVABLE - JOINT VENTURE                                       1,260,456

OTHER ASSETS                                                             32,384
                                                                    -----------

TOTAL                                                               $17,147,529
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                 $   667,258
  Accounts payable                                                      130,030
  Accrued expenses                                                      411,625
  Payable to joint ventures                                             516,787
                                                                    -----------
    Total current liabilities                                         1,725,700
                                                                    -----------

LONG-TERM DEBT, net of current portion                                6,290,655
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock, par value
    $.0001, 5,000,000 shares authorized; 700,000 shares
    issued and outstanding; aggregate liquidation
    preference of $3,045,000                                                 70
  Common stock, par value $.0001, 25,000,000 shares
    authorized; 10,339,549 shares issued and outstanding                  1,034
  Additional paid in capital                                         16,853,042
  Accumulated deficit                                                (7,722,972)
                                                                    -----------
    Total stockholders' equity                                        9,131,174
                                                                    -----------

TOTAL                                                               $17,147,529
                                                                    ===========

See notes to consolidated financial statements.


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

                                                           1996           1995
                                                       -----------    -----------
OPERATING REVENUES:
  Casino                                               $ 1,445,322    $ 1,453,608
  Hotel/RV park                                          1,523,422      1,424,428
  Retail                                                 1,270,672      1,249,285
  Food and beverage                                        766,442        727,865
  Fun park                                                 704,208        822,893
  Joint ventures                                         2,109,033        160,224
                                                       -----------    -----------
                                                         7,819,099      5,838,303
  Less:  promotional allowances                           (148,761)      (205,157)
                                                       -----------    -----------
      Net operating revenues                             7,670,338      5,633,146
                                                       -----------    -----------

OPERATING COSTS AND EXPENSES:
  Casino                                                 1,064,909      1,049,363
  Hotel/ RV park                                           601,930        637,062
  Retail                                                 1,156,504      1,090,951
  Food and beverage                                        611,985        578,684
  Fun park                                                 504,991        632,894
  Sales and marketing                                      259,799        224,334
  General and administrative                             2,102,414      2,450,808
  Depreciation and amortization                            511,584      1,240,446
  Abandoned project cost                                      --        1,867,730
  Impairment of long-lived assets                        1,051,070      3,100,000
  Other                                                      4,625         75,917
                                                       -----------    -----------
           Total operating costs and expenses            7,869,811     12,948,189
                                                       -----------    -----------

LOSS FROM OPERATIONS                                      (199,473)    (7,315,043)

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs
    (including $34,872 and $81,015 to
    related parties)                                      (818,865)    (1,008,857)
  Interest and other income                                257,738        828,302
                                                       -----------    -----------

LOSS BEFORE INCOME TAXES                                  (760,600)    (7,495,598)

INCOME TAX BENEFIT                                            --        1,944,710
                                                       -----------    -----------

NET LOSS                                                  (760,600)    (5,550,888)

Less, undeclared dividends
   on cumulative preferred stock                          (210,000)      (210,000)
                                                       -----------    -----------

NET LOSS APPLICABLE TO
  COMMON SHARES                                        $  (970,600)   $(5,760,888)
                                                       ===========    ===========

LOSS PER COMMON SHARE                                  $     (0.09)   $     (0.59)
                                                       ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                           10,339,549      9,806,723
                                                       ===========    ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                                  ADDITIONAL
                                  PREFERRED STOCK           COMMON STOCK            PAID-IN        ACCUMULATED
                                  SHARES   AMOUNT        SHARES       AMOUNT        CAPITAL          DEFICIT           TOTAL
                                  -------  ------      ---------      ------      -----------      -----------      -----------
BALANCE,
  JANUARY 1, 1995                 700,000   $  70      8,768,017      $  877      $ 9,780,402      $(1,411,484)     $ 8,369,865

Net loss                           --        --             --          --               --         (5,550,888)      (5,550,888)

Shares issued for acquisition
  of LAI Associates, Inc.
  ("LAI")                          --        --        1,250,000         125        5,312,375             --          5,312,500

Return of shares issued for
  acquisition of LAI               --        --         (193,529)        (19)        (822,481)            --           (822,500)

Shares issued for acquisition
  of Omega Properties, Inc.        --        --          500,000          50        2,124,950             --          2,125,000

Exercise of warrants, net of
  $45,189 in registration
  costs                            --        --           15,061           1           18,069             --             18,070
                                  -----     -----     ----------      ------      -----------      -----------      -----------
BALANCE,
  DECEMBER 31, 1995               700,000      70     10,339,549       1,034       16,413,315       (6,962,372)       9,452,047

Issuance of convertible debt       --        --             --          --            439,727             --            439,727

Net loss                           --        --             --          --               --           (760,600)        (760,600)
                                  -----     -----     ----------      ------      -----------      -----------      -----------
BALANCE,
  DECEMBER 31, 1996               700,000   $  70     10,339,549      $1,034      $16,853,042      $(7,722,972)     $ 9,131,174
                                  =======   =====     ==========      ======      ===========      ===========      ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                      1996            1995
                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $   (760,600)   $ (5,550,888)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                     511,584       1,240,446
    Debt issue costs and debt discount                                238,790          41,170
    Abandoned project costs                                              --         1,867,730
    Impairment of long-lived assets                                 1,051,070       3,100,000
    Loss on disposition of assets                                       4,625            --
    Equity in earnings of joint ventures                           (1,274,663)       (160,224)
    Changes in assets and liabilities:
      Increase in restricted cash                                    (361,159)       (224,775)
      (Increase) decrease in accounts receivable                        4,470        (207,505)
      Increase in inventories                                          (1,848)           (588)
      (Increase) decrease in prepaid expenses                          55,495        (177,380)
      Increase in other assets                                        (24,305)           --
      Increase in accounts payable
        and accrued expenses                                           60,189         582,933
      Decrease in deferred tax liability                                 --        (1,944,710)
                                                                 ------------    ------------
        Net cash used in operating activities                        (496,352)     (1,433,791)
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in assets held for sale                                   (107,110)       (431,495)
  Increase in notes receivable                                     (1,736,498)       (150,000)
  (Increase) decrease in receivables from
    GTECH and joint ventures                                       10,314,817      (9,769,079)
  Gaming development costs                                               --          (607,245)
  Acquisition of businesses, net of cash acquired                        --          (172,736)
  Distributions from joint ventures                                 1,383,298            --
  Investments in joint ventures                                      (274,370)           --
                                                                 ------------    ------------
        Net cash (used in) provided by investing activities         9,580,137     (11,130,555)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                    3,000,000      14,306,285
  Repayment of debt                                               (11,391,356)     (1,527,107)
  Payment of debt issue costs                                            --          (260,818)
  Proceeds from sale of common stock and exercise of warrants,
    net of offering costs                                                --            18,070
                                                                 ------------    ------------
        Net cash provided by (used in) financing activities        (8,391,356)     12,536,430
                                                                 ------------    ------------

                                                                     (Continued)
                                      F-5

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------
                                                   1996             1995
                                                ----------       ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 692,429        (27,916)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                356,754        384,670
                                                ----------       --------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                   $1,049,183       $356,754
                                                ==========       ========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION AND NATURE OF OPERATIONS

    Full House Resorts, Inc. ("FHRI") was incorporated in the State of Delaware as Hour Corp. on January 5, 1987. FHRI is currently pursuing various gaming opportunities throughout North America and the U.S. Virgin Islands.

    On November 20, 1992, FHRI acquired 100% of the outstanding common stock of Deadwood Gulch Resort and Gaming Corp. ("DGR"). DGR currently operates a 98-room hotel, a recreational vehicle park and campground, conference center, convenience store/gas mart, restaurant, lounge, family entertainment facility and two small casinos in Deadwood, South Dakota. During January 1996, the Company announced its intent to dispose of DGR and is actively seeking a buyer. The Company has classified the assets of DGR as assets held for sale. (See Note 4).

    Effective December 29, 1995, FHRI entered into a series of agreements with GTECH Corporation ("GTECH") to jointly pursue gaming opportunities. Pursuant to the agreements, four limited liability companies were formed. FHRI has a 50% interest in the joint ventures, which interest is accounted for using the equity method.

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

    The cash of DGR is recorded as restricted cash pursuant to covenants of the first mortgage note payable (Note 6) which restrict the uses of substantially all of DGR's cash to operations and debt service of DGR.

    At December 31, 1996, the Company had bank deposits exceeding federally insured limits by $1,410,523.

    INVENTORIES - Inventories consisting principally of fuel, groceries, food and beverage items are recorded at the lower of first-in, first-out cost or market.

    INVESTMENTS IN JOINT VENTURES - Investments in joint ventures are accounted for using the equity method of accounting.

    GOODWILL - Goodwill represents the excess cost over the net assets of businesses acquired during 1995 (See Note 3). Goodwill is being amortized on the straight-line basis over 6 years. The Company reviews the carrying value of goodwill quarterly to determine whether any impairment has occurred. Amortization expense for 1996 and 1995 totaled $507,914, and $615,307 respectively.

    GAMING RIGHTS AND DEVELOPMENT COSTS - Costs associated with gaming rights and gaming development activities for which the Company has signed agreements are capitalized until the project begins operations and are thereafter amortized over the term of the respective agreements. If a project is unsuccessful, and its value is determined to be impaired, the related deferred costs are charged to expense at the time of impairment. The Company reviews each project in process and the costs capitalized on a quarterly basis for accounting purposes to determine whether any impairment of the assets has occurred. The Company had no such capitalized costs at December 31, 1996.

    CASINO REVENUES - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

    PROMOTIONAL ALLOWANCES - Food and beverage furnished without charge to customers is included in gross revenues at a value which approximates retail and then deducted as complimentary services to arrive at net revenues. The estimated cost of such complimentary services is charged to the casino department and was $40,916 and $57,912 for the years ended December 31, 1996 and 1995.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and payable to joint ventures approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its note receivable and long-term debt based on the current rates offered to the Company for loans of the same remaining maturities. The estimated fair values of the Company's note receivable and long-term debt approximate their recorded values at December 31, 1996.

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

    AWARDS OF STOCK-BASED COMPENSATION - The FASB issued in October, 1995 SFAS No. 123 "ACCOUNTING FOR AWARDS OF STOCK-BASED COMPENSATION". This statement, effective for the Company's fiscal year ending December 31, 1996, establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net loss and net loss per common share (see Note 14).

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

    RECLASSIFICATIONS - Certain 1995 amounts have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS

    On March 23, 1995, LAI (a company owned 100% by Lee A. Iacocca) merged into the Company's wholly-owned subsidiary, FHS. Pursuant to the merger, Mr. Iacocca received 1,250,000 shares of the Company's restricted common stock. In late 1995, the Company was named as a defendant in a lawsuit in Taney County, Missouri, as a result of its acquisition through the LAI merger of certain assets. After negotiations with Mr. Iacocca, in March 1996 Mr. Iacocca accepted the reconveyance of the interests in the assets in exchange for 193,529 shares of common stock of the Company, which the Company believes had a value equal to the book value of the surrendered interest in the assets. Such action was intended to minimize the Company's exposure to the litigation. As a result, the book value of the assets returned was reduced by $822,500 at December 31, 1995, the value assigned to the assets in the acquisition, and no gain or loss was recorded on the transaction. In addition, as of December 31, 1995, stockholders' equity has been reduced by $822,500 for the shares of stock returned, and the number of common shares outstanding has been reduced by 193,529 shares.

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

    The purchase price of the acquisitions and related allocation (as adjusted for the return of assets and stock discussed above) consist of the following:

Purchase price
  Issuance of 1,556,471 unregistered shares of common stock of the Company valued at $4.25 per share:
    Common stock                                                   $       156
    Additional paid-in capital                                       6,614,844
  Issuance of note payable                                             375,000
  Transaction costs                                                    181,858
                                                                   -----------

  Total purchase price                                             $ 7,171,858
                                                                   ===========
Allocation of purchase price
  Current assets                                                   $     9,122
  Goodwill                                                           3,555,634
  Gaming rights                                                      5,556,313
  Current liabilities                                                   (4,501)
  Deferred tax liability                                            (1,944,710)
                                                                  ------------

  Total                                                           $  7,171,858
                                                                  ============

    The operating results of the acquired businesses are included in the Company's consolidated results of operations from the respective dates of acquisition.

4.  ASSETS HELD FOR SALE / IMPAIRMENT OF LONG-LIVED ASSETS

    Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale.

    The Company has determined that the carrying amount of the assets held for sale may not be recoverable. The calculated impairment of long-lived assets as of December 31, 1996, was $4,151,070 based upon available information which indicates the estimated loss which could be incurred upon disposition, based on estimated fair value of the assets, less costs of disposition.

    During the years ended December 31, 1996 and 1995, DGR incurred net losses before taxes of $769,479 and $3,586,446, including the impairment losses of $1,051,070 and $3,100,000 respectively.

5.  INVESTMENTS IN JOINT VENTURES

    GTECH RELATIONSHIP

    The Company entered into a series of agreements with GTECH to jointly pursue gaming opportunities. Pursuant to the agreements, the following limited liability companies, equally owned by Dreamport, Inc. ("Dreamport"), a subsidiary of GTECH, and the Company were formed: Gaming Entertainment L.L.C. ("GELLC"), Gaming Entertainment (Delaware) L.L.C. ("GEDLLC"), Gaming Entertainment (Michigan) L.L.C. ("GEMLLC"), and Gaming Entertainment (California) L.L.C. ("GECLLC").

    Although the agreements were dated December 29, 1995, the joint venture participants agreed to share equally in the equity investment, financing responsibility, and revenues and expenses commencing

    April 1, 1995. Therefore, revenues received or expenses paid by participants on behalf of the joint ventures from April 1, 1995 were to be collected from or repaid to the participants by the joint ventures. In addition, the participants agreed to reimburse each other directly, such that certain costs and expenses were shared equally. The Company contributed to capital its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint ventures.

    In payment for its interest in the joint ventures, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint ventures up to $16.4 million to complete the North Bend, Oregon, and Delaware facilities. The Company has agreed to guarantee one-half of the obligations of the joint ventures to GTECH under these loans. At December 31, 1996, the Company had guaranteed one-half of a $2.0 million loan to GELLC and one-half of a $9.1 million loan to GEDLLC. GTECH has also agreed to make loans to the Company for its portion of the financing of projects if the Company is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint ventures.

    As part of the formation of the joint ventures, certain directors of the Company and Mr. Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same.

    In March 1997, the Company and GTECH modified their agreement to no longer require each party to present prospective business opportunities to the other.

    The following is a summary of each of the gaming opportunities and the items which have been contributed at book value to capital of the joint ventures by the Company.

    GELLC

    During 1994, the Company entered into a series of agreements with the Coquille Indian Tribe to finance and develop a gaming and entertainment facility in North Bend, Oregon. The financing obligation and the gaming agreements (which had no recorded book value), gaming development costs of $152,321, and an obligation to contribute cash of $12,500 were contributed to capital by the Company. The Company had advanced $10,169,079 to the tribe through December 29, 1995. The advances were converted to a promissory note, bearing interest at prime plus 2% and receivable in installments through August 2002, which note was transferred by the Company to GELLC. The Company was reimbursed for these advances by GELLC from funding received by the joint venture from GTECH. GELLC leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the tribe on which the gaming facility is located and subleases a portion of the land back to the same entity. The master lease expires in 2019 and the sublease expires in 2002 with options to renew. In July 1995, an addendum to the agreement with the tribe was signed by the Company and Dreamport, which reduced the obligations of GELLC to provide financing to $10.4 million, extended the date when payments begin and modified the method of computing participating rents and loan repayments. During 1995, the facility began operations. During 1996, the Company contributed to capital additional gaming development costs of $5,467.

    In October 1996, the tribe secured a new $17.5 million loan to refinance certain outstanding indebtedness, finance the acquisition of gaming equipment and finance certain improvements to the gaming facility. GELLC was repaid 100% of its original development loan from the financing. As part of the loan, the joint venture subordinated its rights to receive a percentage of Gross Gaming Revenues, as defined. As rental under the sublease to the tribal entity, GELLC will receive rental payments based on a schedule of percentages of Gross Gaming Revenues through 2002.

    GEDLLC

    On April 12, 1995, the Company entered into an agreement with the Delaware State Fair, Inc. to provide management services and funding for the development of a gaming entertainment center at Harrington Raceway in Harrington, Delaware. The Company agreed to provide $6.3 million in financing. The Company contributed to capital of GEDLLC gaming development costs of $23,548, the financing obligation and the gaming agreement (which had no recorded book value), an obligation to contribute cash of $12,500, and notes receivable of $160,806. GEDLLC developed, constructed and equipped the gaming facility and provided financing through a capital lease arrangement. GEDLLC has a 15 year management agreement and is compensated based upon a percentage of Gross Revenues and a percentage of Operating Profits, as both are defined. The facility began operations in August 1996.

    Through December 31, 1996, the Company has advanced funds to GEDLLC totaling $1,886,498. This note receivable bears interest at prime plus 1% (9.25% at December 31, 1996) and is payable from available operating cash flows. The note is secured by a similar receivable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc., with the same terms and interest rate. The current portion of the note receivable recorded at December 31, 1996 is based upon cash payments received through March 1997.

    GEMLLC

    As a result of the acquisitions discussed in Note 3, the Company acquired an 85% interest in a series of agreements with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to finance, develop, construct and manage gaming and non-gaming commercial opportunities for the tribe. The Company agreed, subject to the approval of the tribe, to assign the development rights to GEMLLC. The financing obligation, gaming development costs of $252,214 and an obligation to contribute cash of $12,500 were contributed to capital of GEMLLC by the Company.

    In late 1996, GEMLLC renegotiated its management contract with the tribe and with the 15% owner of the interests in the agreements. Under the new contract, the joint venture will finance, develop and manage gaming operations on reservation lands to be acquired near Battle Creek, Michigan. The 15% owner will be paid a royalty fee in lieu of its original 15% ownership in earlier contracts with the tribe. The assignment of the development rights was approved by the tribe, and gaming development costs of $4,372,446 were contributed to capital of GEMLLC by the Company. GEMLLC is a development stage company as of December 31, 1996.

    GECLLC

    On April 21, 1995, the Company entered into a Gaming and Development Agreement with the Torres Martinez Desert Cahuilla Indians. The agreement grants the Company certain rights to develop, manage and operate gaming activities for the Tribe and the right to receive 40% of the net revenues from gaming activities subject to the obligation of the Company to pay the costs of the same. For all non-gaming activities, the Company is to provide 50% of the financing for development and will receive 50% of the net revenues from said activities, subject to the obligation of the Company to lend funds to the Tribe prior to commencement of gaming operations. The financing obligation, gaming development costs of $63,397, the gaming agreement (which had no recorded book value), and an obligation to contribute cash of $12,500 were contributed to capital of GECLLC by the Company.

    During 1996, the Company contributed additional gaming development costs of $51,670 to capital of GECLLC. GECLLC is a development stage company as of December 31, 1996.

    The following is a summary of condensed financial information for the joint ventures as of December 31, 1996 and for the years ended December 31, 1996 and 1995:

1996
CONDENSED BALANCE SHEETS

                                         GELLC         GEMLLC          GEDLLC         GECLLC           TOTAL
                                     ------------   ------------    ------------   ------------    ------------
Current assets                       $    256,792   $       --      $  2,930,644   $       --      $  3,187,436
Noncurrent
  assets                                  214,012      5,094,106       7,448,316        208,569      12,965,003
                                     ------------   ------------    ------------   ------------    ------------

Total                                $    470,804   $  5,094,106    $ 10,378,960   $    208,569    $ 16,152,439
                                     ============   ============    ============   ============    ============

Current liabilities                  $     67,092   $    125,960    $  2,299,569   $     40,358    $  2,532,979
Noncurrent
  liabilities                                --             --         7,407,762           --         7,407,762
Members' capital                          403,712      4,968,146         671,629        168,211       6,211,698
                                     ------------   ------------    ------------   ------------    ------------

Total                                $    470,804   $  5,094,106    $ 10,378,960   $    208,569    $ 16,152,439
                                     ============   ============    ============   ============    ============
Company's equity
  in net assets                      $    201,856   $  4,561,679    $    335,814   $     84,105    $  5,183,454
                                     ============   ============    ============   ============    ============
1996
CONDENSED STATEMENTS OF OPERATIONS

Revenues                             $  1,755,646   $       --      $  3,069,516   $       --      $  4,825,162
                                     ============   ============    ============   ============    ============

Net income (loss)                    $  1,655,498   $    (79,037)   $  1,038,223   $    (65,358)   $  2,549,326
                                     ============   ============    ============   ============    ============
Company's equity
  in net income (loss)               $    827,749   $    (39,519)   $     519,11   $    (32,679)   $  1,274,663
                                     ============   ============    ============   ============    ============

    Revenues from joint ventures in 1996 include the Company's equity in net income of the joint ventures of $1,274,663 and reimbursements of $834,370 from GTECH for prior year costs pursuant to the joint venture agreements with GTECH.

                                         GELLC        GEMLLC         GEDLLC        GECLLC         TOTAL
                                     ------------  -----------    -----------   ------------  ------------

1995
CONDENSED BALANCE SHEETS
Current assets                       $ 1,666,850   $    25,000    $    25,000    $    25,000   $ 1,741,850
Noncurrent assets                      9,347,147       504,427        368,706        126,794    10,347,074
                                     -----------   -----------    -----------    -----------   -----------

Total                                $11,013,997   $   529,427    $   393,706    $   151,794   $12,088,924
                                     ===========   ===========    ===========    ===========   ===========

Current liabilities                  $10,289,178   $    71,923    $     2,806    $      --     $10,363,907
Members' capital                         724,819       457,504        390,900        151,794     1,725,017
                                     -----------   -----------    -----------    -----------   -----------

Total                                $11,013,997   $   529,427    $   393,707    $   151,794   $12,088,924
                                     ===========   ===========    ===========    ===========   ===========
Company's equity
  in net assets                      $    362,40   $   228,752    $   195,450    $    75,897   $   862,508
                                     ===========   ===========    ===========    ===========   ===========
1995
CONDENSED STATEMENTS OF OPERATIONS

Revenues                             $   527,557   $      --      $      --      $      --     $   527,557
                                     ===========   ===========    ===========    ===========   ===========

Net income (loss)                    $   395,176   $   (71,923)   $    (2,806)   $      --     $   320,447
                                     ===========   ===========    ===========    ===========   ===========
Company's equity in
  net income
  (loss)                             $   197,588   $   (35,962)   $    (1,402)   $      --     $   160,224
                                     ===========   ===========    ===========    ===========   ===========

6.  DEBT

    Debt consists of the following at December 31, 1996:

Note payable, secured by a first mortgage on all real property of DGR (included in assets held for sale) and partially secured by the guarantee of FHRI, the personal guarantee of certain stockholders and the Company's Chief Executive
  Officer; interest at prime plus 2 1/4% for the period of June 1, 1996 through
  May 31, 2002 (10.5% at December 31, 1996); principal and interest due in monthly installments of $57,089 through May 31, 2002, at which time
  all unpaid principal and interest are due.                                        $3,821,098

Convertible, unsecured note payable to GTECH Corporation; original principal amount of $3,000,000, no payments or accrued interest until January 25, 1998 at which point interest will accrue at the lesser of the maximum lawful rate of interest, or the prime rate; interest due monthly beginning February 1,
  1998 through January 25, 2001, at which time all unpaid principal and interest are due. The note is convertible, subject to regulatory approval, at the holders option in whole or part at any time prior to January 25, 1998 into common stock of the Company at a conversion price of five dollars principal amount of the note for one share of stock (less unamortized discount of
  $238,185 based on imputed interest rate of 8.25%).                                 2,761,815

Note payable to stockholder; interest at prime (8.25% at December 31, 1996)
  payable quarterly commencing on January 31, 1996; principal payable
  on demand.                                                                           375,000
                                                                                    ----------

Total                                                                                6,957,913
Less current portion                                                                  (667,258)
                                                                                    ----------
Long-term portion                                                                   $6,290,655
                                                                                    ==========


    The first mortgage note payable includes certain financial covenants which restrict the uses of DGR's cash to the operations and debt service of DGR and which require DGR to maintain a certain tangible net worth and debt service coverage ratio. DGR was not in compliance with the tangible net worth requirement and the debt service coverage ratio at December 31, 1996. However, DGR has obtained a waiver of the tangible net worth ratio through December 31, 1997 and for the debt service coverage ratio through March 31, 1997. The debt service coverage ratio will next be measured on March 31, 1997. The Company's interim operating results have approximated budgeted amounts through February 1997. Based upon the budgeted operations through March 31, 1997, and principally due to the retirement of certain debt and associated payments which were present at the last measurement date, management believes the Company will be in compliance with the debt service coverage ratio requirement at March 31, 1997.

    The scheduled maturities of debt are as follows:

    YEAR ENDING
    DECEMBER 31,
    ------------
       1997                                  $  667,258
       1998                                     324,936
       1999                                     361,267
       2000                                     401,661
       2001                                   3,208,386
       Thereafter                             1,994,405
                                             ----------

       Total                                 $6,957,913
                                             ==========

7.  STOCKHOLDERS' EQUITY

    As part of a public offering in August 1993, warrants to purchase shares of the Company's common stock were issued. The exercise price of the warrants and the number of shares issuable per warrant are based on a dilution agreement and, as of December 31, 1996, 778,534 warrants to purchase 925,988 shares of common stock at $4.20 per share were exercisable through February 10, 1997. The Company may redeem the warrants on not less than 30 days notice at $.05 per warrant provided the Company's stock trades at $5.04 per share for at least twenty consecutive days and there is an effective registration statement under the Securities Act of 1933, as amended, covering the warrants. In February 1997, 700 warrants were exercised for 831 common shares of the Company, with net proceeds of $3,500. The remaining warrants expired on February 10, 1997.

    The Company also sold to the underwriters of the Company's public offering warrants at $.01 per warrant to acquire 80,000 units, each unit consisting of three shares of the Company's common stock and a warrant to purchase additional shares of the Company's common stock. The exercise price of warrants to purchase the units and the exercise price and number of shares issuable per warrant for the warrants issuable upon purchase of the unit are based upon a dilution agreement. As of December 31, 1996, warrants to purchase 22,500 units were exercisable at $13.17 per unit through August 9, 1998 and 57,500 warrants to purchase 68,393 shares of common stock at $4.20 per share were exercisable through February 10, 1997. The warrants included in the 22,500 units and the 57,500 warrants to purchase 68,393 shares expired on February 10, 1997.

    Additionally, options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to the Company's General Counsel. All these options were exercisable at December 31, 1996.

    During the year ended December 31, 1995, the Company issued 15,061 shares of its common stock at an average price of $4.20 per share upon exercise of warrants for a total consideration of $63,259.

    During the year ended December 31, 1995, the Company issued 1,556,471 shares of restricted common stock to finance certain business acquisitions. See
    Note 3.

    The Company's preferred stock may be converted, at the option of the holder, to common stock on a one-for-one basis, has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. If the Company is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock. The stockholders' right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $945,000 at December 31, 1996. Through December 31, 1996, no dividends have been declared or paid.

8.  INCOME TAXES

    The income tax benefit recognized in the consolidated financial statements consists of the following:

                                              1996            1995
                                           ----------     ------------
     Deferred benefit                      $        -     $ 1,944,710
                                           ==========     ============

    A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated loss before income taxes is as follows:

                                                       1996         1995
                                                    ----------   ----------
    Tax benefit at U.S. statutory rate              $  266,000   $2,623,459
    Change in valuation allowance                      (87,000)    (457,237)
    Non-taxable/deductible items                      (179,000)    (221,512)
                                                    ----------   ----------
    Total                                           $        -   $1,944,710
                                                    ==========   ==========

    The Company's deferred tax items as of December 31, 1996 are as follows:

                                          CURRENT     NON-CURRENT      TOTAL
                                         ---------    -----------   -----------
    Deferred tax assets:
     Net operating loss carryforward     $       -    $ 1,339,000   $1,339,000
     Difference between book and tax
       basis of assets held for sale             -      1,086,000    1,086,000
     Accrued expenses                       56,000              -       56,000
                                         ---------    -----------   -----------
       Total deferred tax assets            56,000      2,425,000    2,481,000

   Deferred tax liabilities -
     Difference between book and tax
     basis of gaming rights                      -     (1,454,000)  (1,454,000)

   Valuation allowance                     (56,000)      (971,000)  (1,027,000)
                                         ---------    -----------   -----------

   Net deferred tax liability            $       -    $         -   $        -
                                         =========    ===========   ===========

    At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $3,825,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2010. The availability of the loss carryfowards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

9.  RELATED PARTY TRANSACTIONS

    During 1995, the Company repaid a note payable to a stockholder in the amount of $1,244,981.

    Total interest expense and debt issue costs charged to operations in 1996 and 1995 related to the note payable to a stockholder were $34,872 and $81,015.

    See Note 3 for a discussion of a business combination with a company owned 30% by a director and stockholder of the Company.

    See Notes 5 and 12 for a discussion of transactions with joint ventures.

    See Note 7 for other issuances of the Company's common stock to and the purchase of common and preferred stock from related parties.

10. BENEFIT PLAN

    On January 1, 1994, the Company adopted a 401(k) plan that covers all eligible employees. Participants may contribute a percentage of eligible wages up to 15% of their annual salaries, with the Company matching up to a maximum of 50% of the first 4% of participant wages contributed. The Company's matching contributions were $22,447 and $19,415 for the years ended December 31, 1996 and 1995.

11. ABANDONED PROJECT COST

    On June 28, 1995, the Governor of the State of Michigan determined to prohibit off-reservation gaming in the State of Michigan. As a result, during 1995 the Company recognized a loss of $1,867,730 relating to the write-off of costs of the gaming agreement acquired in the acquisitions of LAI and Omega discussed in Note 3, and other costs.

12. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

    Cash payments for interest for the years ended December 31, 1996 and 1995 were $694,602 and $814,002, respectively.

    The following noncash investing and financing activities are not reflected in the consolidated statements of cash flows:

    During the year ended December 31, 1996, the Company increased its investment in the joint ventures by assigning and/or contributing gaming rights and gaming development costs of $4,429,583.

    During the year ended December 31, 1996 the Company recorded an increase in additional paid-in capital and an increase in debt discount of $439,727.

    During the year ended December 31, 1995, the Company increased its investments in joint ventures by $702,284 by contributing gaming development costs of $103,596 and recording capital contributions payable of $598,688.

    During the year ended December 31, 1995, the Company recorded a receivable from joint ventures of $10,211,703, which is net of capital contributions payable of $598,688. The receivable resulted from transfers of notes receivable of $10,169,079 and other costs of $42,624 to the joint ventures.

    During the year ended December 31, 1995, the Company recorded a receivable from GTECH of $896,377, and a reduction in gaming rights of $896,377. The receivable is a result of the joint venture agreement between the Company and GTECH.

13. LEGAL MATTERS

    The Company is party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters, will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

    In October 1995, litigation was filed against Full House relating to ownership and access pertaining to a portion (approximately 1,200 square feet) of the Deadwood Gulch Resort hotel and parking lot property. That litigation has been settled by the Resort's purchase of the disputed encroachment of the parking lot onto neighboring property, and the acknowledgment of the unspecified easement to properties behind the hotel, and payment of nominal attorney's fees.

    In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star's appeal of that judgment is currently pending in the Mississippi appellate court. A decision is expected by the end of 1997. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition.

    In late 1995, Branson Hills Associates, L.P. (the "Plaintiff") filed a lawsuit in the Circuit Court of Taney County, Missouri, naming Lee Iacocca, William P. McComas, Ron Richey, and the Company and certain of its subsidiaries as defendants (collectively, the "Defendants"). The suit involves a claim that Messrs. Iacocca and McComas failed to use their best efforts to find a developer and financing for the Plaintiff in connection with the development of properties owned by the Plaintiff. The Plaintiff seeks rescission of the contract granting certain property rights to Iacocca and McComas in consideration of said best efforts, and futher seeks damages for fraud and breach of contract arising out of Mr. McComas' loaning of funds to Plaintiff when alternative financing could not be arranged. Mr. Richey and the Company are further named in a count of conspiracy. A portion of the property rights involved in the lawsuit were briefly held by the Company subsequent to the merger involving LAI as described above, and have since been returned to Mr. Iacocca. The Company no longer holds any interest in such property. All Defendants vigorously dispute the liability. The lawsuit is currently in the discovery phase, and no trial date has been set. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition or results of operations.

14. STOCK-BASED COMPENSATION PLANS

    At December 31, 1996, the Company has two stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the Nonemployee Director Stock Plan and Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder). Had compensation cost for options granted under the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                 1996               1995
                                              ----------        ----------
      Net loss                As reported     $  760,600        $5,550,888
                              Pro forma       $1,116,827        $5,550,888

      Loss per common share   As reported     $     0.09        $     0.59
                              Pro forma       $     0.13        $     0.59

    The Company has reserved 300,000 shares of its common stock for issuance under the Nonemployee Director Stock Plan. The Plan allows for options to be granted at prices not less than fair market value on the date of grant and are generally exercisable over a term of five years. No options have been issued under the Plan.

    The Company has reserved 1,000,000 shares of its common stock for issuance under the 1992 Incentive Plan. The Plan allows for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while non-qualified incentive stock options may be granted at a price less than fair market value on the date of grant. The persons eligible for such plan include employees and officers of the Company (whether or not such officers are also directors of the Company) and consultants and advisors to the Company, who are largely responsible for the management, growth and protection of the business of the Company. Options issued under the Incentive Plan are generally exercisable over a term of ten years.

    The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: expected volatility of 80 percent, risk-free interest rate of 6.1 percent, and expected life of 2.5 years. There were no grants during 1995. For purposes of this calculation, the 210,000 options for which the exercise price was changed to $3.31 during April 1996, were treated as if granted during 1996 for vested options. Nonvested options were treated similarly, however, only the incremental increase in fair value was included in the fair value calculation.

    On December 20, 1996, a consultant, who is also a principal shareholder, was granted an option to purchase 250,000 common shares at $3.69 in return for consulting services to be provided over an approximate three year period. The options vested immediately. The fair value of $302,826 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80 percent, risk-free interest rate of 6.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense will be recognized ratably over the three year service period commencing in 1997. These options have not been included in the disclosures related to stock-based compensation. The total options outstanding under the Incentive Plan including the consulting options at December 31, 1996 and 1995 was 510,000 and 210,000, respectively.

    A summary of the status of the Company's incentive stock option plan (excluding options mentioned above which were issued to a consultant/principal shareholder) as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                                   1996                    1995
                                        ----------------------------------------------------
                                                     WEIGHTED -                WEIGHTED -
                                                      AVERAGE                   AVERAGE
                                        SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE
                                        -------   --------------  --------   --------------
Outstanding at beginning of year        210,000      $ 6.35       235,000        $ 6.24

Granted                                  50,000      $ 3.31             -

Exercised                                     -                         -

Forfeited                                     -                   (25,000)       $ 5.34
                                        -------                   -------

Outstanding at end of year              260,000      $ 3.31       210,000        $ 6.35
                                        =======                   =======

Options exercisable at year-end         190,000      $ 3.31        70,000        $ 6.35

Weighted-average fair value of
  options granted during the year       $  2.02                        -

    As of December 31, 1996, the 260,000 incentive options outstanding under the Incentive option plan all have an exercise price of $3.31 and a weighted-average remaining contractual life of 7.9 years. Effective April 9, 1996 the exercise price of the 210,000 options which had been outstanding at December 31, 1995 was decreased from a weighted-average of $6.35 to $3.31, the market price of the stock at that date.

                                     ******

                               INDEX TO EXHIBITS

                                                                               SEQUENTIALLY
EXHIBIT                                                                          NUMBERED
NUMBER      DESCRIPTION                                                            PAGE
------      -----------                                                        ------------
10.47       Subordination and Participation Agreement dated as of October
              8, 1996 between Gaming Entertainment L.L.C. and Miller &
              Schroeder Investments Corporation*

10.48       First Amended and Restated Participating Lease dated as of
              October 8, 1996 between Gaming Entertainment L.L.C. and
              Coquille Economic Development Corporation*

10.49       First Amended and Restated Master Lease dated as of October 8,
              1996 between Gaming Entertainment L.L.C. and Coquille
              Economic Development Corporation*

10.50       Agreement dated as of November 18, 1996 by and among Green
              Acres Casino Management Company, GTECH Corporation, Gaming
              Entertainment (Michigan) L.L.C. and the Company

10.51       Amended and Restated Class III Management Agreement dated
              November 18, 1996 among Nottawaseppi Huron Band of
              Potawatomi and Gaming Entertainment (Michigan) L.L.C.

21          List of Subsidiaries of Full House Resorts, Inc.*

23.1        Consent of Deloitte & Touche LLP, Certified Public Accountants*

27.1        Financial Data Schedule