Form 10QSB
period 1997-03-31
FULL HOUSE RESORTS INC
filed 1997-05-15
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO
    _____________________

                                                    Commission File No. 0-20630


                            FULL HOUSE RESORTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                                 13-3391527
          -------------------------------                 ------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                  Identification No.)


               Deadwood Gulch Resort
                 Highway 85 South
                   P.O. Box 643
              DEADWOOD, SOUTH DAKOTA                           57732
      --------------------------------------               --------------
     (Address of principal executive offices)                 (zip code)

                                 (605) 578-1294
                          -----------------------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [ X ]           No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1997, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.


                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----

PART I.           Financial Information

Item 1.           Condensed Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1997 and December 31, 1996                                 3

                  Condensed Consolidated Statements of Operations for
                  the three months ended March 31, 1997 and 1996                       4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1997 and 1996                                 5

                  Notes to Condensed Consolidated Financial Statements                 6

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  8

Part II.          Other Information                                                   12

Signature Page                                                                        12


                                       2


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,         December 31,
ASSETS                                                                                     1997                1996

CURRENT ASSETS:
  Cash and cash equivalents                                                           $      876,256     $    1,049,183
  Note receivable - joint venture, current portion                                            37,050            626,042
  Restricted cash                                                                            461,293            585,934
  Accounts receivable                                                                          4,264             20,489
  Inventories                                                                                 84,757             92,578
  Prepaid expenses                                                                           199,456            317,724
  Receivable from joint ventures                                                             607,058                  -
                                                                                      --------------     --------------

    Total current assets                                                                   2,270,134          2,691,950

ASSETS HELD FOR SALE - net                                                                 5,565,188          5,574,500

INVESTMENTS IN JOINT VENTURES                                                              5,274,372          5,183,454

GOODWILL - net                                                                             2,278,218          2,404,785

NOTE RECEIVABLE - JOINT VENTURE                                                            1,193,898          1,260,456

OTHER ASSETS                                                                                  32,119             32,384
                                                                                      --------------     --------------

TOTAL                                                                                  $  16,613,929      $  17,147,529
                                                                                      ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                   $      672,207     $      667,258
  Accounts payable                                                                            70,357            130,030
  Accrued expenses                                                                           458,686            411,625
  Payable to joint ventures                                                                        -            516,787
                                                                                      --------------     --------------
    Total current liabilities                                                              1,201,250          1,725,700
                                                                                      --------------     --------------
 LONG-TERM DEBT, net of current portion                                                    6,270,485          6,290,655
                                                                                      --------------     --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding;
    aggregate liquidation preference of $3,097,500 and $3,045,000                                 70                 70
  Common stock, par value $.0001, 25,000,000 shares authorized;
     10,340,380 and 10,339,549 shares issued and outstanding                                   1,034              1,034
  Additional paid in capital                                                              16,881,779         16,853,042
  Accumulated deficit                                                                     (7,740,689)        (7,722,972)
                                                                                      --------------     --------------
    Total stockholders' equity                                                             9,142,194          9,131,174
                                                                                      --------------     --------------

TOTAL                                                                                  $  16,613,929      $  17,147,529
                                                                                      ==============     ==============

See notes to condensed consolidated financial statements.


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         1997                       1996
OPERATING REVENUES:
  Casino                                           $    273,170                $    298,894
  Hotel/RV park                                         233,476                     206,254
  Retail                                                244,353                     227,462
  Food and beverage                                     173,158                     178,626
  Fun park                                                  747                      47,326
  Joint ventures                                        774,456                     172,168
                                                   ------------                ------------
                                                      1,699,360                   1,130,730
  Less:  promotional allowances                         (30,200)                    (52,137)
                                                   ------------                ------------
      Net operating revenues                          1,669,160                   1,078,593
                                                   ------------                ------------
OPERATING COSTS AND EXPENSES:
  Casino                                                274,558                     258,959
  Hotel/ RV park                                        116,706                     130,538
  Retail                                                225,987                     212,933
  Food and beverage                                     134,361                     131,800
  Fun park                                               11,389                      70,607
  Sales and marketing                                    73,873                      53,183
  General and administrative                            540,625                     501,490
  Depreciation and amortization                         128,312                     130,717
  Impairment of long-lived assets                         3,220                     250,000
                                                   ------------                ------------
           Total operating costs and expenses         1,509,031                   1,740,227
                                                   ------------                ------------

INCOME (LOSS) FROM OPERATIONS                           160,129                    (661,634)

OTHER INCOME (EXPENSE):                                     -                           -
  Interest expense and debt issue costs                (176,005)                   (251,115)
  Interest and other income                              44,184                      27,414
                                                   ------------                ------------

INCOME (LOSS) BEFORE INCOME TAXES                        28,308                    (885,335)
  Provision for income taxes                             46,025                         -
                                                   ------------                ------------

NET LOSS                                                (17,717)                   (885,335)

Less, undeclared dividends
   on cumulative preferred stock                         52,500                      52,500
                                                   ------------                ------------
NET LOSS APPLICABLE TO
                                                   $    (70,217)               $   (937,835)
                                                   ============                ============

LOSS PER COMMON SHARE                              $      (0.01)               $      (0.09)
                                                   ============                ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                        10,339,992                  10,339,549
                                                   ============                ============

See notes to condensed consolidated financial statements.


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                 1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (17,717)       $  (885,335)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                128,312            130,717
    Debt issue costs and imputed interest amortization            64,278              9,312
    Amortization of deferred compensation expense                 25,237                  -
    Impairment of long-lived assets                                3,220            250,000
    Equity in income of joint ventures                          (774,456)          (172,168)
    Changes in assets and liabilities:
      Decrease in accounts receivable                             16,225              7,094
      (Increase) decrease in restricted cash                     124,641            (58,771)
      (Increase) decrease in inventories                           7,821             (6,192)
      Decrease in prepaid expenses                               118,268            130,907
      Increase in other assets                                    (1,480)                 -
      Decrease in accounts payable
        and accrued expenses                                     (12,612)          (242,570)
                                                            ------------       ------------
        Net cash used in operating activities                   (318,263)          (837,006)
                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of assets held for sale                               (3,220)           (10,157)
  Investments in joint ventures                                  (88,098)           102,278
  Distributions from joint ventures                              771,636                  -
  Decrease in receivables from GTECH and joint ventures         (468,295)        11,174,319
                                                            ------------       ------------
        Net cash provided by investing activities                212,023         11,266,440
                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                       -          3,000,000
  Proceeds from exercise of warrants                               3,500                  -
  Repayment of debt                                              (70,187)       (11,186,662)
                                                            ------------       ------------
        Net cash used in financing activities                    (66,687)        (8,186,662)
                                                            ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (172,927)         2,242,772

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,049,183            356,754
                                                            ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    876,256       $  2,599,526
                                                            ============       ============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTERIM CONDENSED FINANCIAL STATEMENTS - The interim condensed consolidated financial statements of Full House Resorts, Inc. (the "Company") included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

      The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

      CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The statement is effective for financial statements issued for periods after December 15, 1997 with earlier application not permitted. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. The Company will adopt the new statement for the year ended December 31, 1997, and does not anticipate earnings per share calculations will be significantly different from those previously calculated.

3.    LETTER OF INTENT

      The Company announced on April 18, 1997 that it had signed a definitive agreement for the purchase of its resort in Deadwood. The purchase is subject to a finding by the South Dakota Commission on Gaming that the purchaser is suitable to obtain a gaming license. In addition, the purchase is contingent on the ability of the purchaser to obtain the required financing. The proposed purchase consists of two agreements, including a Gaming Equipment Purchase Agreement, which calls for the transfer of substantially all gaming related equipment of the resort to the purchaser. In addition, a Purchase and Sale Agreement would transfer the remaining property and equipment, including substantially all land, property, fixtures, improvements, licenses, and contract rights located in Deadwood. Based on the nature of the above agreements and other contingencies, an accurate estimate on the ultimate gain or loss on final disposition is not currently possible.

      Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale. Further analysis of the estimated realizable value of the assets held for sale resulted in an additional impairment loss of $3,220 recorded in the quarter ended March 31, 1997.

                                     ******

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

         FIRST QUARTER ENDED MARCH 31, 1997 COMPARED TO FIRST QUARTER ENDED MARCH 31, 1996

         Revenues for the first quarter ended March 31, 1997 increased $590,567 to $1,669,160, as compared with revenues of $1,078,593 for the first quarter ended March 31, 1996. The increase was due to additional revenues from joint ventures of $602,288. Earnings before interest, taxes, depreciation and amortization (EBITDA) improved by $572,578 over 1996 to $291,661 after exclusion of the impairment of long-lived assets (sale of Deadwood Gulch Resort). This was primarily due to the increase in joint venture revenues of $602,288.

         JOINT VENTURES. During 1995, four limited liability joint venture companies were formed by Full House and GTECH to pursue gaming opportunities and to which Full House transferred its present ventures excluding the Deadwood Gulch Resort. Full House and GTECH each have a 50% interest in each limited liability company. Full House's share of the income generated by those companies was $774,456 and $172,168 for the first quarter ended March 31, 1997 and 1996, respectively. The increase in income in 1997 was due to an increase in the fees from the Mill Casino and inclusion of the management fees received by the joint venture company from the Delaware State Fair project which opened in August 1996.

         CASINO OPERATIONS. Total Deadwood, South Dakota gaming revenues increased 0.5% during the first quarter of 1997 as compared to 1996. Revenues from the Resort casino operations decreased $25,724 or 8.6% for the first quarter ended March 31, 1997 over the same period in 1996 due to the closure of the Gulches of Fun Family Center during the winter season of 1997. Departmental expenses increased $15,599 or 6.0% for the first quarter ended March 31, 1997 from 1996. In the first quarter of 1997, Full House continued to incur expenses to attract tour bus business of approximately $28,000 offset by a reduction of expenses of approximately $13,500 due to the closure of the Gulches of Fun Family Center. As a result of the decrease in revenues and the increase in expenses, departmental profit decreased by $41,323 as compared to the same period in 1996.

         HOTEL/RV RESORT. Hotel occupancy increased 6.8% for the first quarter ended March 31, 1997, and the average daily rate increased 6.7%. As a result, revenues for the first quarter increased $27,222 or 13.2% for the Hotel. Expenses decreased $13,832 or 10.6% during the three month period ended March 31, 1997 over the previous year. As a result, Hotel/RV Resort departmental profit increased $41,054 or 54.2%. The Campground was closed for the season during the first quarter of both 1997 and 1996.

         RETAIL. Revenues increased by $16,891 or 7.4% for the first quarter ended March 31, 1997 from 1996. Expenses in 1997 increased by $13,054 or 6.1% as compared to 1996. As a result, departmental profit increased by $3,837 or 26.4%.

         FOOD AND BEVERAGE. Revenues for the first quarter ended March 31, 1997 were $173,158 (which includes $27,466 of promotional allowances), a decrease of $5,468 or 3.1% from 1996 (which included $48,808 of promotional allowances). The departmental profit after subtracting promotional allowances increased $13,313 from a loss in 1996. Management attributes the improvement to a decrease in the amount of promotional allowances.

         GULCHES OF FUN FAMILY CENTER. Although revenues for the first quarter ended March 31, 1997 decreased $46,579 from 1996, due principally to closure of the Center during the winter season of 1997, departmental expenses decreased $59,218 from 1996 and, as a result, departmental loss decreased $12,639.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses increased $20,690 or 38.9% due to production of marketing and promotional material.

         GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. Expenses increased $10,682 or 7.7% in the first quarter of 1997 as compared to the comparable period in 1996.

         NON-RESORT GENERAL AND ADMINISTRATION EXPENSES. Non-Resort expenses for the three months ended March 31, 1997 increased $28,453 or 7.9%, as compared to the comparable period in 1996. This increase is primarily due to the amortization of the Company's consulting agreement with Lee Iacocca in the amount of $25,237. On December 20, 1996, Lee Iacocca, who is also a principal shareholder of the Company, was granted an option to purchase 250,000 common shares at $3.69 in return for consulting services to be provided over an approximate three year period. The options vested immediately. The value of $302,826 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80 percent, risk-free interest rate of 6.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense will be recognized ratably over the three year service period commencing in 1997. In 1997, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

         DEPRECIATION. Depreciation and amortization decreased $2,405 for the three months ended March 31, 1997 over 1996.

         IMPAIRMENT OF LONG LIVED ASSETS. In January 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. Interest expense and debt issue costs decreased by $75,110 primarily due to reduced borrowings.

         INTEREST AND OTHER INCOME. Interest and other income increased by $16,770 or 61.2% in 1997 as compared to 1996.

         INCOME TAX EXPENSE. Income tax expense was $46,025 for the first quarter ended March 31, 1997 and -0- for the same period in 1996. At March 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $3,166,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2010. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ended March 31, 1997, cash of $318,263 was used in operating activities. Included was the net loss of $17,717, more fully explained above, reduced by depreciation and amortization of $217,827, a decrease in restricted cash and prepaid expenses of $124,641 and $118,268, respectively, and other net changes of $13,174, but increased by the equity earnings of joint ventures of $774,456. Cash flow from investing activities was provided in the amount of $212,023 as a result of payments from the joint venture companies. Cash flows used by financing activities were the result of proceeds from the exercise of warrants of $3,500, reduced by repayment of debt totaling $70,187. As a result of the above factors, there was a net decrease in cash and cash equivalents of $172,927. However, during the first quarter of 1997 the Company working capital surplus improved by $102,634 or 10.6%.

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

         Full House entered into a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, effective as of December 29, 1995 to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at March 31, 1997 had guaranteed to GTECH one-half of a $2.0 million loan to the North Bend, Oregon Indian Tribe. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common Stock. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. A provision in the GTECH/FHRI Agreement was exercised in February 1997 so that the parties would no longer be required to present gaming opportunities to the other for joint development after March 1997.

         The Company advanced funds to the Delaware joint venture company during 1996 and 1995 totaling $1,886,498, of which $1,230,948 was outstanding as of March 31, 1997. Such amount bears interest at prime plus 1% (9.5% at March 31,
1997) and is payable from available operating cash flow of the joint venture company. The note is secured by a similar receivable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc. to the Delaware joint venture company with the same terms and interest rate. As the note is payable to FHRI based upon available cash flows, the current portion as of March 31, 1997 reflects payments made through April 1997.

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

         Full House has determined that continued ownership of the Deadwood Gulch Resort is not consistent with its future growth plans. The Company announced on April 18, 1997 that it had signed a definitive agreement for the purchase of the Resort. The purchase is subject to financing and a finding by the South Dakota Commission on Gaming that the purchaser is suitable to obtain a gaming license. No assurance can be given that a sale will ultimately be consummated.

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

         As of March 31, 1997, Full House had cumulative undeclared and unpaid dividends in the amount of $997,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         Full House had a working capital surplus of $1,068,884 as of March 31, 1997.

         Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 1997, cumulative dividends were $997,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

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

                             FULL HOUSE RESORTS, INC.

Date:  May 14, 1997

                             By  /S/ WILLIAM R. JACKSON
                                 ---------------------------------------------
                                 William R. Jackson, Executive Vice President-Corporate Finance and Principal Financial Officer

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


27             Financial Data Schedule