Form 10QSB
period 1997-06-30
FULL HOUSE RESORTS INC
filed 1997-08-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO
         ---------------------


                                                    Commission File No. 0-20630


                            FULL HOUSE RESORTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                      13-3391527
       -------------------------------                     -------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)


            DEADWOOD GULCH RESORT
              HIGHWAY 85 SOUTH
                P.O. BOX 643
           DEADWOOD, SOUTH DAKOTA                               57732
  ----------------------------------------                     ----------
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

                         Yes   [X]             No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 1997, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          -----

PART I.     Financial Information


Item 1.     Condensed Financial Statements

            Condensed Consolidated Balance Sheets as of
            June 30, 1997 and December 31, 1996                              3

            Condensed Consolidated Statements of Operations for
            the three months and six months ended June 30, 1997 and 1996     4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1997 and 1996                              5

            Notes to Condensed Consolidated Financial Statements           6-7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

Part II.    Other Information                                               10

Signature Page                                                              10

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                JUNE 30,           DECEMBER 31,
                                                                 1997                 1996
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents                                  $1,244,288          $1,049,183
     Note receivable - joint venture, current portion              152,224             626,042
     Restricted cash                                               504,450             585,934
     Accounts receivable                                            65,514              20,489
     Inventories                                                    88,844              92,578
     Prepaid expenses                                              254,203             317,724
     Receivable from joint ventures                                649,044                  -
                                                                 ---------            --------
       Total current assets                                      2,958,567           2,691,950

ASSETS HELD FOR SALE - net                                       5,551,640           5,574,500

INVESTMENTS IN JOINT VENTURES                                    5,302,345           5,183,454

GOODWILL - net                                                   2,151,651           2,404,785

NOTE RECEIVABLE - JOINT VENTURE                                    938,368           1,260,456

OTHER ASSETS                                                        30,320              32,384
                                                               -----------         -----------
TOTAL                                                          $16,932,891         $17,147,529
                                                               -----------         -----------

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                         $   680,092         $   667,258
     Accounts payable                                              166,658             130,030
     Accrued expenses                                              479,263             411,625
     Payable to joint ventures                                          -              516,787
                                                               -----------         -----------
       Total current liabilities                               $ 1,326,013         $ 1,725,700
                                                               -----------         -----------
LONG-TERM DEBT, net of current portion                           6,246,047           6,290,655
                                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Cumulative, convertible preferred stock,
      par value $.0001, 5,000,000 shares authorized;
      700,000 shares issued and outstanding;aggregate
      liquidation preference of $3,150,000 and $3,045,000               70                  70
     Common stock, par value $.0001, 25,000,000 shares
      authorized; 10,340,380 and 10,339,549 shares issued
      and outstanding                                                1,034               1,034
     Additional paid in capital                                 16,907,015          16,853,042
     Accumulated deficit                                        (7,547,288)         (7,722,972)
                                                                ----------          ----------
       Total stockholders' equity                                9,360,831           9,131,174
                                                               -----------         -----------
TOTAL                                                          $16,932,891         $17,147,529
                                                               ===========         ===========

          See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                       1997          1996              1997           1996
OPERATING REVENUES:
  Casino                                          $  337,119     $  387,955       $  610,289       $  686,849
  Hotel/RV park                                      365,707        352,391          599,183          558,645
  Retail                                             284,557        319,893          528,910          547,355
  Food and beverage                                  169,188        195,394          342,346          374,020
  Fun park                                           161,275        216,417          162,022          263,743
  Joint ventures                                     818,862        217,231        1,593,318          389,399
                                                  ----------     ----------       ----------       ----------
                                                   2,136,708      1,689,281        3,836,068        2,820,011
  Less: promotional allowances                       (29,944)       (40,288)         (60,144)         (92,425)
                                                  ----------     ----------       ----------       ----------
    Net operating revenues                         2,106,764      1,648,993        3,775,924        2,726,586
                                                  ----------     ----------       ----------       ----------

OPERATING COSTS AND EXPENSES:
  Casino                                             259,023        279,429          533,581          538,388
  Hotel/RV park                                      135,924        156,993          252,630          287,531
  Retail                                             267,155        288,221          493,142          501,154
  Food and beverage                                  143,935        157,297          278,296          289,097
  Fun park                                           107,193        160,621          118,582          231,228
  Sales and marketing                                 81,359         59,218          155,232          112,401
  General and administrative                         573,267        620,103        1,113,892        1,121,593
  Depreciation and amortization                      128,366        129,108          256,678          259,825
  Impairment of long-lived assets                         -              -             3,220          250,000
                                                  ----------     ----------       ----------       ----------
    Total operating costs and expenses             1,696,222      1,850,990        3,205,253        3,591,217
                                                  ----------     ----------       ----------       ----------
INCOME (LOSS) FROM OPERATIONS                        410,542       (201,997)         570,671         (863,631)

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs             (173,412)      (121,956)        (349,417)        (373,071)
  Interest and other income                           38,671         26,449           82,855           53,863
                                                  ----------     ----------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES                    275,801       (297,504)         304,109       (1,182,839)
  Provision for income taxes                         (82,400)            -          (128,425)              -
                                                  ----------     ----------       ----------       ----------
NET INCOME (LOSS)                                    193,401       (297,504)         175,684       (1,182,839)

  Less, undeclared dividends
   on cumulative preferred stock                     (52,500)       (52,500)        (105,000)        (105,000)
                                                  ----------     ----------       ----------       ----------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHARES                                    $  140,901     $ (350,004)      $   70,684      $(1,287,839)
                                                  ----------     ----------       ----------       ----------
INCOME (LOSS) PER COMMON SHARE                    $     0.02     $    (0.03)      $     0.01      $     (0.12)
                                                  ==========     ===========      ==========      ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        10,340,380     10,339,549       10,340,187       10,339,549
                                                  ==========     ==========       ==========       ==========

           See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  175,684      $(1,182,839)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
  Depreciation and amortization                       256,678          259,825
  Debt issue costs and imputed interest
   amortization                                       128,556           18,624
  Amortization of deferred compensation
   expense                                             50,473               -
  Impairment of long-lived assets                       3,220          250,000
  Gain on disposal of assets held for sale               (274)              -
  Equity in income of joint ventures               (1,593,318)        (389,399)
  Changes in assests and liabilities:
   (Increase) decrease in restricted cash              81,484         (244,188)
   Increase in accounts receivable                    (45,025)         (22,291)
   (Increase) decrease in inventories                   3,734          (15,007)
   Decrease in prepaid expenses                        63,521          124,904
   Increase in other assets                            (1,480)          (3,878)
   (Increase) decrease in accounts payable
    and accrued expenses                              104,266           (6,088)
                                                   ----------       ----------
    Net cash used in operating activities            (772,481)      (1,210,337)
                                                   ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of assets held for sale                   (42,371)         (58,642)
  Proceeds from disposal of assets held
   for sale                                            43,661               -
  Investments in joint ventures                      (147,060)        (186,887)
  Distributions from joint ventures                 1,621,487          589,160
  (Increase) decrease in receivables from
   GTECH and joint ventures                          (369,925)      11,218,112
                                                   ----------       ----------
  Net cash provided by investing activities         1,105,792       11,561,743
                                                   ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                           -         3,000,000
  Proceeds from exercise of warrants                    3,500               -
  Repayment of debt                                  (141,706)     (11,256,441)
                                                   ----------       ----------
   Net cash used in financing activities             (138,206)      (8,256,441)
                                                   ----------       ----------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                     195,105        2,094,965
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                1,049,183          356,754
                                                   ----------       ----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                     $1,244,288       $2,451,719
                                                   ==========       ==========

           See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 (FASB 128), EARNINGS PER SHARE, which is effective for fiscal years beginning after December 15, 1997. FASB 128 establishes standards for computing and presenting earnings per share to make them comparable to international earnings per share standards and requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. After adoption, the Company expects there will be no material effect on the presentation or computation of its earnings per share.

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130 (FASB 130), REPORTING COMPREHENSIVE INCOME, which is effective for fiscal years beginning after December 15, 1997. FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet determined the effect adoption of FASB 130 will have on disclosures in its consolidated financial statements.

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131 (FASB 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for financial statements for periods beginning after December 15, 1997. FASB 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments on interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the effect adoption of FASB 131 will have on disclosures in its consolidated financial statements.

3.    LETTER OF INTENT

      The Company announced on April 18, 1997 that it had signed an agreement for the purchase of the Deadwood Gulch Resort ("DGR"). The agreement expired without a sale taking place and the contract was not extended beyond the intended May 1, 1997 closing date. The Company will continue its efforts to sell DGR.

      Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale. Further analysis of the estimated realizable value of the assets held for sale resulted in an additional impairment loss of $3,220 recorded in the three months ended March 31, 1997.

                                     ******

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

       The Company announced that its Chairman and Chief Executive Officer, Allen Paulson, has presented to the Company for its consideration certain gaming industry investments in which he is personally involved or is considering. Those include possible acquisition transactions relating to Riviera Holdings Corporation and Elsinore Corporation (which owns the Four Queens Casino in Las Vegas), a contingent interest in the Gold River Hotel and Casino in Laughlin, Nevada, and a riverboat formerly operated as the Treasure Bay Casino in Tunica, Mississippi.

       The Board of Directors of the Company has formed a special committee of directors to evaluate whether, and to what extent, the Company may become involved in the investments and transactions presented by Mr. Paulson. There can be no assurance that any of these transactions will occur or that the Company will determine to become involved in them.

       The agreement with entities controlled by Kenneth L. Kellar for the purchase of Deadwood Gulch Resort, which was announced on April 18, 1997, expired without a sale taking place. The contract was not extended beyond the intended May 1, 1997 closing date, and the buyer's deposit was returned.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996

       Revenues for the three months ended June 30, 1997 increased $457,771 or 27.8% to $2,106,764 as compared with revenues of $1,648,993 for the three months ended June 30, 1996. This increase, combined with the increase in revenues for the first three months of 1997, resulted in an increase in revenues for the six months ended June 30, 1997 over the prior year period of $1,048,338 or 38.4% to $3,775,924.

JOINT VENTURE INCOME

       Joint Venture income increased $601,631 or 277% and $1,203,919 or 309% for the three month and six month periods ended June 30, 1997 as compared to the comparable period in 1996. This increase is due to inclusion of the Delaware joint venture income, which was not in operation until August 1996, and to the improved operating results from the Oregon joint venture.

       OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture increased $8,199 or 3.6% and $49,792 or 11.9% as compared to the comparable period in 1996, respectively, for the three month and six month periods ended June 30, 1997. The facility has experienced improvements in its operating results due to improved marketing of and road access to the casino.

       DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $597,652 and $1,151,881, respectively, for the three month and six month periods ended June 30, 1997. Midway Slots and Simulcast began operations in August of 1996. As reported by the Delaware Lottery Board, Midway Slots & Simulcast had a net win of $14,822,048 and $28,658,280 for the three months and six months ended June 30, 1997, respectively. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid a portion of its obligation to the Delaware joint venture. The joint venture, in turn, prepaid a portion of the obligation to the Company in July and August. This obligation was $1,090,592 at June 30, 1997.

       CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of the loss from the California and Michigan joint ventures declined by $1,790 during the six month period ended June 30, 1997. However, during the three month period ended June 30, 1997, the loss increased by $4,674. These joint venture companies continue to pursue opportunities using the most efficient and cost effective methods available, and are still in the development stage and do not have operating revenues.

DEADWOOD GULCH RESORT

       The annual report of the South Dakota Commission on Gaming, which was released during the second quarter of 1997, announced that gaming revenues in Deadwood had declined by 6.4% in 1996 and that only 40% of the gaming businesses were profitable in 1996 versus 58% in 1995. This trend has continued during 1997 with a further decline in gaming revenues and the regional national parks attendance figures (Mount Rushmore, Badlands National Park and Yellowstone National Park).

       These factors have significantly impacted the operating results of Deadwood Gulch Resort. As a result of management programs, departmental profits for the first six months of 1997 declined only by $30,885 despite a decline in revenues of $155,581.

       CASINO OPERATIONS. Revenues decreased 13.1% for the three months ended June 30, 1997 over 1996. As a result of departmental expenses decreasing 7.3% over 1996, department profit decreased $30,430. Revenues decreased 11.1% for the six months ended June 30, 1997 over 1996. As a result of departmental expenses decreasing 0.9%, departmental profit decreased $71,753 as compared to the same period in 1996. Management attributes the decline in revenues to the general decline in the market area explained above and aggressive giveaways by other casinos.

       HOTEL/RV RESORT. Hotel/RV Resort Revenues increased 3.8%, to $365,707, for the three months ended June 30, 1997 as compared to 1996. Hotel/RV Resort departmental profit increased $34,385 or 17.6%. For the six months ended June 30, 1997, revenues and departmental profits increased $40,538 and $75,439, respectively, as compared to the same period in 1996. Management attributes the improvements to more efficient cost-reduction measures in both the Hotel and RV Resort.

       RETAIL. For the six months ended June 30, 1997, revenues decreased by $18,445 to $528,910 and departmental profits decreased by $10,433, as compared to the same period in 1996. Revenues decreased by $35,336 or 11.0% for the three months ended June 30, 1997 from 1996. Department profit of $17,402 for the three months ended June 30, 1997 was $14,270 lower than the prior year period based upon the fact that the sales declined as a result of lower tourism and increased pricing competition.

       FOOD AND BEVERAGE. Revenues for the three months and six months ended June 30, 1997 were $169,188 and $342,346, respectively, (which includes $25,140 and $52,606 of promotional allowances). The departmental income after subtracting promotional allowances increased $12,066 over the six month period ended June 30, 1996. Management attributes the improvement to better management of cost of sales and other departmental expenses.

       GULCHES OF FUN FAMILY CENTER. For the six months ended June 30, 1997, revenues decreased $101,721, however, departmental profits increased $10,925 as compared to the same period in 1996. Revenues for the three months ended June 30, 1997 decreased $55,142 from 1996 and department profits decreased $1,714 from the comparable period in 1996.

       SALES AND MARKETING EXPENSES. Sales and Marketing expenses increased $22,141 for the three months ended June 30, 1997 as compared to the prior year period. For the six months ended June 30, 1997, expenses increased by $42,831 as compared to the same period in 1996. Management attributes the increase to efforts to maintain market share.

       GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. For the six months ended June 30, 1997, expenses increased by $3,640 as compared to 1996. Expenses decreased $7,042 for the three months ended June 30, 1997 from the comparable period in 1996.

DEPRECIATION AND AMORTIZATION.

       Depreciation and amortization decreased $742 and $3,147 for the three months and six months ended June 30, 1997, respectively, over the comparable periods in 1996.

IMPAIRMENT OF LONG-LIVED ASSETS.

       In January, 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Further analysis of the estimated realizable value of the Deadwood Gulch Resort assets resulted in an additional impairment loss of $250,000 recorded during the three month period ended March 31, 1996 and $3,220 for the three month period ended June 30, 1997. Pursuant to SFAS No. 121, the Company has suspended recording depreciation of the assets of the Deadwood Gulch Resort.

GENERAL AND ADMINISTRATION EXPENSES.

       Non-Resort expenses for the six months ended June 30, 1997 totaled $817,473, a decrease of $11,341 over the prior year period. For the three months ended June 30, 1997, expenses decreased by $39,794 as compared to the same period in 1996. In 1997, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

INTEREST EXPENSE AND DEBT ISSUE COSTS.

       For the six months ended June 30, 1997, interest expense and debt issue cost decreased by $23,654 as compared to 1996. Interest expense and debt issue costs decreased by $51,456 during the three months ended June 30, 1997 primarily due to reduced levels of debt.

INTEREST AND OTHER INCOME.

       Interest and other income increased by $12,222 and $28,992 during the three months and six months ended June 30, 1997.

INCOME TAX EXPENSE.

       State income tax expense was $82,400 and $128,425 for the second quarter and the six months ended June 30, 1997, respectively, and -0- for the same periods in 1996. At June 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,010,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2010. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

       Earnings before interest, taxes, depreciation and amortization (EBITDA), for the three months and six months ended June 30, 1997 improved by $611,797 and $1,184,375, respectively, over 1996 after exclusion of the impairment of long-lived assets (sale of Deadwood Gulch Resort) to $538,908 for the three months and $830,569 for the six months ended June 30, 1997. EBITDA should not be construed as an indication of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

       For the six month period ended June 30, 1997, cash of $772,481 was used in operating activities. Included was the net income of $175,684, more fully explained above, increased by depreciation and amortization of $256,678, debt issue costs and debt discount of $128,556, a decrease in restricted cash and prepaid expenses of $81,484 and $63,521, respectively, and other net changes of $114,914, but increased by the equity earnings of joint ventures of $1,593,318. Cash flow from investing activities was provided in the amount of $1,105,792 as a result of payments from the joint venture companies. Included were distributions from joint ventures of $1,621,487 and net change of $1,290 for assets sold and purchased reduced by increases in investments and receivables from the joint ventures of $516,985. Cash flows used by financing activities were the result of proceeds from the exercise of warrants of $3,500, reduced by repayment of debt totaling $141,706. As a result of the above factors, there was a net increase in cash and cash equivalents of $195,105. During the first six months of 1997, the Company working capital surplus improved by $666,304 or 69%.

       On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate, 8.5% at June 30, 1997, and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder(s) of this note. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega.

       Full House is a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and has guaranteed to GTECH one-half of a $2.0 million loan to the North Bend, Oregon Indian Tribe. GTECH also provides project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan is convertible, subject to regulatory approval into 600,000 shares of Full House's Common Stock. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. The parties are no longer required to present gaming opportunities to the other for joint development.

       The Company advanced funds to the Delaware joint venture company during 1996 and 1995 totaling $1,886,498, of which $1,090,592 was outstanding as of June 30, 1997. Such amount bears interest at prime plus 1% (9.5% at June 30,
1997) and is payable from available operating cash flow of the joint venture company. The note is secured by a similar payable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc. to the Delaware joint venture company with the same terms and interest rate. As the note is payable to FHRI based upon available cash flows, the current portion as of June 30, 1997 reflects payments made through August 8, 1997.

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

       As of June 30, 1997, Full House had cumulative undeclared and unpaid dividends in the amount of $1,050,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

       Full House had a working capital surplus of $1,632,554 as of June 30, 1997.

       Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 1997, cumulative dividends were $1,050,000, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.


ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit.

                  27     Financial Data Schedule

         (b)      Reports on Form 8-K;

                  None



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FULL HOUSE RESORTS, INC.
Date: August __, 1997


                                          By   /s/ WILLIAM R. JACKSON
                                               -----------------------------
                               William R. Jackson
                            Executive Vice President-
                              Corporate Finance and
                           Principal Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                    DESRIPTION
-------                   ----------

   27               Financial Data Schedule