Form 10QSB
period 1997-09-30
FULL HOUSE RESORTS INC
filed 1997-11-12
CIK 891482

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[2] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO
         _____________________

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

                               Yes   X   No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1997, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I.    Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996                              3

                  Condensed Consolidated Statements of Operations for the three
                  months and nine months ended September 30, 1997 and 1996              4

                  Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1997 and 1996                              5

                  Notes to Condensed Consolidated Financial Statements                  6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8

Part II.          Other Information                                                    12

Signature Page                                                                         13



FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------
                                                                            SEPTEMBER 30,         DECEMBER 31,
ASSETS                                                                          1997                  1996
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  2,461,915          $  1,049,183
  Note receivable - joint venture, current portion                                92,162               626,042
  Restricted cash                                                                889,497               585,934
  Accounts receivable                                                             91,321                20,489
  Accounts receivable - related party                                            105,608                  --
  Inventories                                                                     87,742                92,578
  Prepaid expenses                                                               378,260               317,724
  Receivable from joint ventures                                                 192,268                  --
                                                                            ------------          ------------
    Total current assets                                                       4,298,773             2,691,950

ASSETS HELD FOR SALE - net                                                     5,546,011             5,574,500

INVESTMENTS IN JOINT VENTURES                                                  5,333,101             5,183,454

GOODWILL - net                                                                 2,025,084             2,404,785

NOTE RECEIVABLE - JOINT VENTURE                                                  703,295             1,260,456

DEPOSIT ON PURCHASE OPTION                                                       200,000                  --

OTHER ASSETS                                                                      28,522                32,384
                                                                            ------------          ------------
TOTAL                                                                       $ 18,134,786          $ 17,147,529
                                                                            ============          ============
LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
  Current portion of long-term debt                                         $    688,480          $    667,258
  Accounts payable                                                                75,563               130,030
  Accrued expenses                                                               666,123               411,625
  Payable to joint ventures                                                         --                 516,787
                                                                            ------------          ------------
    Total current liabilities                                                  1,430,166             1,725,700
                                                                            ------------          ------------
LONG-TERM DEBT, net of current portion                                         6,219,427             6,290,655
                                                                            ------------          ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Cumulative, convertible preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding;
    aggregate liquidation preference of $3,202,500 and $3,045,000                     70                    70
  Common stock, par value $.0001, 25,000,000 shares authorized;
     10,340,380 and 10,339,549 shares issued and outstanding                       1,034                 1,034
  Additional paid in capital                                                  16,932,251            16,853,042
  Accumulated deficit                                                         (6,448,162)           (7,722,972)
                                                                            ------------          ------------
    Total stockholders equity                                                 10,485,193             9,131,174
                                                                            ------------          ------------
TOTAL                                                                       $ 18,134,786          $ 17,147,529
                                                                            ============          ============

See notes to condensed consolidated financial statements



FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                     1997            1996            1997               1996
OPERATING REVENUES:
  Casino                                        $    458,413    $    501,409    $  1,068,702       $  1,188,258
  Hotel/RV park                                      803,546         782,858       1,402,729          1,341,503
  Retail                                             437,712         483,625         966,622          1,030,980
  Food and beverage                                  269,139         247,957         611,485            621,977
  Fun park                                           391,256         436,530         553,278            700,273
  Joint ventures                                     849,205         426,153       2,442,523            815,552
                                                ------------    ------------    ------------       ------------
                                                   3,209,271       2,878,532       7,045,339          5,698,543
  Less:  promotional allowances                      (37,878)        (25,613)        (98,022)          (118,038)
                                                ------------    ------------    ------------       ------------
      Net operating revenues                       3,171,393       2,852,919       6,947,317          5,580,505
                                                ------------    ------------    ------------       ------------

OPERATING COSTS AND EXPENSES:
  Casino                                             203,029         241,782         736,610            780,170
  Hotel/ RV park                                     179,957         201,470         432,587            489,001
  Retail                                             407,071         429,136         900,213            930,290
  Food and beverage                                  191,260         197,423         469,556            486,520
  Fun park                                           199,286         250,907         317,868            482,135
  Sales and marketing                                 62,930          74,345         218,162            186,746
  General and administrative                         489,501         556,174       1,603,393          1,677,767
  Depreciation and amortization                      128,365         129,393         385,043            389,218
  Impairment of long-lived assets                       --              --             3,220            250,000
                                                ------------    ------------    ------------       ------------
           Total operating costs and expenses      1,861,399       2,080,630       5,066,652          5,671,847
                                                ------------    ------------    ------------       ------------

INCOME (LOSS) FROM OPERATIONS                      1,309,994         772,289       1,880,665            (91,342)

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs             (172,133)       (122,310)       (521,550)          (495,381)
  Interest and other income                           40,819          50,509         123,674            104,372
                                                ------------    ------------    ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                  1,178,680         700,488       1,482,789           (482,351)
  Provision for income taxes                         (79,554)           --          (207,979)              --
                                                ------------    ------------    ------------       ------------

NET INCOME (LOSS)                                  1,099,126         700,488       1,274,810           (482,351)

Less, undeclared dividends
   on cumulative preferred stock                      52,500          52,500         157,500            157,500
                                                ------------    ------------    ------------       ------------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES                                 $  1,046,626    $    647,988    $  1,117,310       $   (639,851)
                                                ============    ============    ============       ============

INCOME (LOSS) PER COMMON SHARE                  $       0.10    $       0.06    $       0.11    $         (0.06)
                                                ============    ============    ============       ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                     10,340,380      10,339,549      10,340,252         10,339,549
                                                ============    ============    ============       ============

See notes to condensed consolidated financial statements


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------
                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      1997            1996
CASH FLOWS FROM OPERATING ACTITIVIES:

Net income (loss)                                                $  1,274,810    $   (482,351)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization                                         385,043         389,218
Debt issue costs and imputed interest amortization                    192,834          27,936
Amortization of deferred compensation expense                          75,709              --
Impairment of long-lived assets                                         3,220         250,000
Other                                                                    (274)             --
Equity in income of joint ventures                                 (2,442,523)       (815,552)
Changes in assets and liabilities:
  Increase in restricted cash                                        (303,563)       (881,221)
  Increase in accounts receivable                                     (70,832)        (35,954)
  Increase in accounts receivable - related party                    (105,608)             --
  Decrease in inventories                                               4,836           6,120
  (Increase) decrease in prepaid expenses                             (60,536)        111,375
  Increase in deposit on purchase option                             (200,000)             --
  Increase in other assets                                             (1,480)        (11,352)
  Increase (decrease) in accounts payable and accrued expenses        200,031        (508,363)
                                                                 ------------    ------------

  Net cash used in operating activities                            (1,048,333)     (1,950,144)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of assets held for sale                                     (46,054)        (76,992)
Proceeds from disposal of assets held for sale                         43,661              --
Investments in joint ventures                                        (177,061)       (230,205)
Distributions from joint ventures                                   2,469,937         843,520
Decrease in receivables from GTECH and joint ventures                 381,986      11,203,911
                                                                 ------------    ------------

  Net cash provided by investing activies                           2,672,469      11,740,234
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of debt                                             --       3,000,000
Proceeds from exercise of warrants                                      3,500              --
Repayment of debt                                                    (214,904)    (11,323,005)
                                                                 ------------    ------------

  Net cash used in financing activies                                (211,404)     (8,323,005)
                                                                 ------------    ------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                       1,412,732       1,467,085

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,049,183         356,754
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  2,461,915    $  1,823,839
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

     The results of operations for the quarter and the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

3.   LETTER OF INTENT

     The Company announced on April 18, 1997 that it had signed an agreement for the purchase of the Deadwood Gulch Resort ("DGR"). The agreement expired without a sale taking place. The Company will continue its efforts to sell DGR.

     Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale. Further analysis of the estimated realizable value of the assets held for sale resulted in an additional impairment loss of $3,220 recorded in the three months ended March 31, 1997.

4.   SUBSEQUENT EVENT

     On October 15, 1997, the Company announced that it had executed an agreement to acquire a gaming site in Biloxi, Mississippi, adjacent to the site at which Steve Wynn's Beau Rivage is currently under construction. Mr. Allen E. Paulson, the chairman and Chief Executive Officer of the Company, originally had rights to acquire the property, and it was one of the opportunities presented to Full House by Mr. Paulson, along with the opportunity to participate in, or assume his rights with respect to, the purchase of the Gold River Hotel and Casino Corporation which owns and operates the Gold River Gaming Hall and Resort in Laughlin, Nevada. The Company is currently in negotiations with joint venture partners to develop a theme hotel/casino at the Mississippi site.

                                     ******

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

         On May 7, 1997, the Company announced that Allen E. Paulson, the Chairman and Chief Executive Officer of the Company, had offered to the Company the opportunity to participate in, or assume his rights with respect to, the purchase of the Gold River Hotel & Casino Corporation which owns and operates the Gold River Gaming Hall and Resort, a 1,000 room hotel and convention center located on the riverfront in Laughlin, Nevada. The opportunity is currently under review by a committee of Company directors other than Mr. Paulson. Until the Nevada gaming authorities completed their review of Mr. Paulson, and until completion of the Gold River bankruptcy reorganization under which he acquired ownership, Mr. Paulson and the Company had only limited access to the data required by the Company to perform its due diligence examination of the Gold River opportunity. Both those processes were completed recently and Full House is now completing its due diligence inquiry and is in the final stages of negotiations with Mr. Paulson as to the terms of participation by Full House in the opportunity, should it elect to so participate.

         On October 15, 1997, the Company announced that it had executed an agreement to acquire a gaming site in Biloxi, Mississippi, adjacent to the site at which Steve Wynn's Beau Rivage is currently under construction. Mr. Paulson originally had rights to acquire the property, and it was one of the opportunities presented to Full House, along with Gold River. The Company is currently in negotiations with joint venture partners to develop a theme hotel/casino at the site.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues for the three months ended September 30, 1997 increased $318,474 or 11.2% to $3,171,393 as compared with revenues of $2,852,919 for the three months ended September 30, 1996. This increase, combined with the increase in revenues for the first six months of 1997, resulted in an increase in revenues for the nine months ended September 30, 1997 over the prior year period of $1,366,812 or 24.5% to $6,947,317. The net income per share for the three months ended September 30, 1997 increased $0.04 or 67% to $0.10. For the nine months ended September 30, 1997, net income increased $0.17 to $0.11 over the comparable period last year.

JOINT VENTURE INCOME

         Joint Venture income increased $423,052 or 99.3% and $1,626,971 or 199.5% for the three month and nine month periods, respectively, ended September 30, 1997 as compared to the comparable periods in 1996. This increase is due to inclusion of income from the Delaware joint venture, which was not in operation until August 1996, and to the improved operating results from the Oregon joint venture.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture increased $38,948 or 15.9% and $88,740 or 13.4%, respectively, for the three month and nine month periods ended September 30, 1997, as compared to the comparable periods in 1996. The facility has experienced improvements in its operating results due to improved marketing of and road access to the casino.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $573,374 and $1,725,255, respectively, for the three month and nine month periods ended September 30, 1997. Midway Slots and Simulcast began operations in August of 1996. As reported by the Delaware Lottery Board, Midway Slots & Simulcast had a net win of $15,826,450 and $44,484,730 for the three-month and nine-month periods ended September 30, 1997, respectively. Based upon the opening date of the facility, September 1997 was the first full month for which a prior year comparison could be made. The net win for September 1997 increased 62% to $5,023,225 as compared to September 1996. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid a portion of its obligation to the Delaware joint venture. The joint venture, in turn, prepaid a portion of the obligation to the Company in July and August. The outstanding principal balance of the obligation was $771,911 at September 30, 1997.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. As compared to the comparable periods in 1996, the Company's share of the loss from the California and Michigan joint ventures declined by $708 and $2,499 during the three-month and nine-month periods ended September 30, 1997, respectively. These joint venture companies are still in the development stage and do not have operating revenues.

DEADWOOD GULCH RESORT

         The annual report of the South Dakota Commission on Gaming, which was released during the second quarter of 1997, announced that gaming revenues in Deadwood had declined by 6.4% in 1996 and that only 40% of the gaming businesses were profitable in 1996 versus 58% in 1995. This trend has continued during 1997 with a further decline in gaming revenues and attendance at regional national parks (Mount Rushmore, Badlands National Park and Yellowstone National Park).

         These factors have significantly impacted the operating results of Deadwood Gulch Resort. However, as a result of management programs, Resort profits for the first nine months of 1997 increased by $16,045 despite a decline in revenues of $260,159.

         CASINO OPERATIONS. Revenues decreased 8.6% for the three months ended September 30, 1997 over 1996. Although departmental expenses decreased 16.0% over 1996, department profit only decreased $4,243. Revenues decreased 10.1% for the nine months ended September 30, 1997 over 1996 and as a result of departmental expenses decreasing 5.6%, departmental profit decreased $75,996 as compared to the same period in 1996. Management attributes the decline in revenues to the general decline in the market area explained above and aggressive giveaways by other casinos.

         HOTEL/RV RESORT. Hotel/RV Resort revenues increased 2.6%, to $803,546 for the three months ended September 30, 1997 as compared to 1996. Hotel/RV Resort departmental profit increased $42,201 or 7.3%. For the nine months ended September 30, 1997, revenues and departmental profits increased $61,226 and $117,640, respectively, as compared to the same period in 1996. Management attributes the improvements to cost-reduction measures in both the Hotel and RV Resort.

         RETAIL. For the nine months ended September 30, 1997, revenues decreased by $64,358 to $966,622 and departmental profits decreased by $34,281, as compared to the same period in 1996. Revenues decreased by $45,913 or 9.5% for the three months ended September 30, 1997 from 1996. Department profit of $30,641 for the three months ended September 30, 1997 was $23,848 lower than the prior year period due to a decline in sales as a result of lower tourism and increased pricing competition.

         FOOD AND BEVERAGE. Revenues for the three months and nine months ended September 30, 1997 were $269,139 and $611,485, respectively, (which includes $32,177 and $84,783 of promotional allowances) as compared to $247,957 and $621,977, respectively, for the comparable periods in 1996. The departmental income after subtracting promotional allowances increased $14,033 and $26,099 over the three and nine month periods ended September 30, 1996. Management attributes the improvement to continued management of cost of sales and reduced departmental expenses.

         GULCHES OF FUN FAMILY CENTER. Although revenues decreased $146,995 for the nine months ended September 30, 1997, departmental profits increased $17,272 as compared to the same period in 1996. Revenues for the three months ended September 30, 1997 decreased $45,274 from 1996 and department profits increased $6,347 from the comparable period in 1996, due to a change in staffing of the facility and other cost-reduction measures.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses decreased $11,415 for the three months ended September 30, 1997 as compared to the prior year period. For the nine months ended September 30, 1997, expenses increased by $31,416 as compared to the same period in 1996. Management attributes the increase to efforts to increase or maintain market share.

         GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. For the nine months ended September 30, 1997, expenses increased by $3,662 as compared to 1996. Expenses were flat for the three months ended September 30, 1997 from the comparable period in 1996.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased $1,028 and $4,175 for the three months and nine months ended September 30, 1997, respectively, over the comparable periods in 1996.

IMPAIRMENT OF LONG-LIVED ASSETS

         In January, 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Further analysis of the estimated realizable value of the Deadwood Gulch Resort assets resulted in an additional impairment loss of $250,000 recorded during the nine month period ended September 30, 1996 and $3,220 for the nine month period ended September 30, 1997. Pursuant to SFAS No. 121, the Company has suspended recording depreciation of the assets of the Deadwood Gulch Resort.

GENERAL AND ADMINISTRATION EXPENSES

         Non-Resort expenses for the nine months ended September 30, 1997 totaled $1,166,131, a decrease of $78,036 over the prior year period. For the three months ended September 30, 1997, expenses decreased by $66,695 as compared to the same period in 1996, reflecting savings resulting from the consolidation of the Company's executive offices in 1996. In 1997, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

INTEREST EXPENSE AND DEBT ISSUE COSTS

         For the nine months ended September 30, 1997, interest expense and debt issue cost increased by $26,169 as compared to 1996. Interest expense and debt issue costs increased by $49,823 during the three months ended September 30, 1997 due to amortization of imputed interest on the Company's note payable to GTECH.

INTEREST AND OTHER INCOME

         Interest and other income decreased by $9,690 during the three months ended September 30, 1997 compared to 1996 and increased by $19,302 during the nine months ended September 30, 1997, as a result of interest income on the note receivable from the Delaware joint venture company offset by a decrease in other income of $27,000.

INCOME TAX EXPENSE

         State income tax expense was $79,554 and $207,979 for the third quarter and the nine months ended September 30, 1997, respectively, and -0- for the same periods in 1996. At September 30, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,060,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2010. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before interest, taxes, depreciation and amortization (EBITDA), for the three months and nine months ended September 30, 1997 improved by $536,677 and $1,721,052, respectively, over 1996 after exclusion of the impairment of long-lived assets (sale of Deadwood Gulch Resort) to $1,438,359 for the three months and $2,268,928 for the nine months ended September 30, 1997. EBITDA should not be construed as an indication of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine month period ended September 30, 1997, cash of $1,048,333 was used in operating activities. Sources of cash included net income of $1,274,810 more fully explained above, increased by depreciation and amortization of $385,043, debt issue costs and debt discount of $192,834 and other net sources of cash of $105,602, but reduced by an increase in prepaid expenses of $60,536, an increase in deposits on purchase option of $200,000, an increase in restricted cash of $303,563 and equity in income of joint ventures of $2,442,523. Cash from investing activities was provided in the amount of $2,672,469, primarily as a result of payments from the joint venture companies. Included were distributions from joint ventures of $2,469,937 and a decrease in receivables from joint ventures of $381,986 but reduced by investments in joint ventures of $177,061 and a net change of $2,393 for assets sold and purchased. Cash used by financing activities was $211,404 which was the result of proceeds from the exercise of warrants of $3,500, reduced by repayment of debt totaling $214,904. As a result of the above factors, there was a net increase in cash and cash equivalents of $1,412,732.

         During the first nine months of 1997, the Company's working capital surplus improved by $1,902,357 or 196.9% to $2,868,607 as of September 30, 1997.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate, 8.5% at September 30, 1997, and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder of this note. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega.

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

         The Company advanced funds to the Delaware joint venture company during 1996 and 1995 totaling $1,886,498, of which $771,911 was outstanding as of September 30, 1997. Such amount bears interest at prime plus 1% (9.5% at September 30, 1997) and is payable from available operating cash flow of the joint venture company. The note is secured by a similar payable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc. to the Delaware joint venture company with the same terms and interest rate. As the note is payable to FHRI based upon available cash flows, the current portion as of September 30, 1997 reflects payments made through October 23, 1997.

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

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The note bears interest at prime plus 2-1/4%, which was 10.75% at September 30, 1997. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. McComas and Paulson and a former director of the Company. The agreements executed by DGR in connection with the note limit payments by DGR to Full House. The agreements included financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. DGR currently anticipates that it will not be in compliance with the minimum tangible net worth covenant of the loan agreement at December 31, 1997. DGR has entered into negotiations with the lender to obtain a waiver or modification, but no assurance can be given that the same can be obtained.

         As of September 30, 1997, Full House had cumulative undeclared and unpaid dividends in the amount of $1,102,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of September 30, 1997, cumulative dividends were $1,102,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

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

                                FULL HOUSE RESORTS, INC.
Date: November 12, 1997

                                By /s/ WILLIAM R. JACKSON
                                   ---------------------------------------------
                                   William R. Jackson, Executive Vice President-Corporate Finance and Principal Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

   27             Financial Data Schedule