Form 10KSB40
period 1997-12-31
FULL HOUSE RESORTS INC
filed 1998-03-31
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended: December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-20630

                            FULL HOUSE RESORTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

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

                                 (605) 578-1294
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

              NONE                                          NONE
      ---------------------                       ----------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:
$8,298,789.

         The aggregate market value of registrant's voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 26, 1998, was: $20,089,862.

         The number of shares outstanding of registrant's $.0001 par value common stock, as of March 26, 1998, was 10,340,380 shares.

                                     PART I

1.       DESCRIPTION OF BUSINESS.

         BACKGROUND

          Full House Resorts, Inc. ("Full House" or the "Company"), a developer of destination resorts and entertainment, gaming and commercial centers, was incorporated in the State of Delaware on January 5, 1987. On August 17, 1993, Full House completed a registered public offering of units, each consisting of three shares of its Common Stock and a warrant (the "Warrant") entitling the holder to purchase, for $5.00, one additional share of Common Stock during the period between August 10, 1994 and August 9, 1996 for net proceeds of $6,742,841. The Company extended the exercise period of the Warrants until February 10, 1997.

          In connection with the public offering, Full House entered into an Agreement to Provide and Accept Commitment to Restructure First and Second Mortgage Loans ("Mortgage Restructuring Agreement"). In accordance with such Agreement and upon the closing of the public offering and receipt of the proceeds, two notes were issued in the amounts of $2,500,000 and $1,250,000. The notes required the payment of interest only at the rate of 12% for one year from the date of funding, payable monthly in arrears. Although the majority of the funds needed were obtained from offering proceeds, an $8,000,000 line of credit provided to Full House through an agreement with Allen E. Paulson (the Chairman of the Board of Directors of Full House until March 5, 1998) enabled Full House to repay the $2,500,000 note on March 14, 1994. The $1,250,000 note, which was held by H. Joe Frazier, a director of Full House until January, 1996, was repaid on May 31, 1995.

         In May, 1994, Lee Iacocca brought to the attention of Full House management certain opportunities to enter into gaming agreements. Specifically, Mr. Iacocca advised Full House of his negotiations, together with Omega Properties, Inc. ("Omega"), with certain Indian Tribes (the "Organized Tribes") regarding the development of a gaming operation in the Detroit, Michigan metropolitan area. Mr. Iacocca also advised Full House of the ongoing discussions with a second Indian Tribe in Michigan (the Nottawaseppi Huron Band of Potawatomi), a tribe in southern California (the Torres Martinez Desert Cahuilla Indians) and a project at the Delaware State Fairgrounds. In each case, the other parties had entered into discussions with Mr. Iacocca based upon their perception of his integrity and ability to facilitate completion of the proposed transactions. Mr. Iacocca had conducted these negotiations through LAI Associates, Inc. ("LAI"), a corporation owned by him.

          On August 18, 1994, pursuant to a May, 1994 letter of intent, Full House entered into a Merger Agreement (the "Merger Agreement") with Full House Subsidiary, Inc. ("FHS"), LAI and Omega (30% owned by William P. McComas, a director and stockholder of Full House) whereby these entities were to merge with FHS, a newly formed subsidiary of Full House. In exchange, the entities were to receive 1,750,000 shares of common stock of Full House and a note from Full House for $375,000 bearing interest at the "prime rate" of Bank of America, N.A. and due on demand, but in no event prior to August 31, 1996. Although Full House also entered into a Purchase Agreement with Mr. McComas on the same date to purchase a portion of the assets originally included in the May, 1994 letter of intent in exchange for a $625,000 note from Full House, this portion of the transaction was not consummated and the note was not issued.

         Subsequently, the parties determined that it was in their best interests to proceed with the merger with LAI prior to consummating the merger with Omega. On March 23, 1995, the Merger between LAI and FHS was consummated. As a result of the Merger, Full House obtained a 55% interest in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi, and a 50% interest in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

         The merger with Omega was effected on November 20, 1995. In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder(s) of this note, but in no event before August 31, 1996. William P. McComas received the note and the other stockholder of Omega received the shares in exchange for their interests as shareholders of Omega. As a result of such merger, Full House obtained the remaining 45% interests in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi and the remaining 50% interests in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

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

         In May 1997, the Company's then Chairman and Chief Executive Officer, Allen E. Paulson, presented to the Company for its consideration certain gaming industry investments with which he was personally involved or was considering becoming involved. Those included possible acquisition transactions relating to Riviera Holdings Corporation and Elsinore Corporation (which owns the Four Queens Casino in Las Vegas), a contingent interest in the Gold River Hotel and Casino in Laughlin, Nevada, and a riverboat formerly operator as the Treasure Bay Casino in Tunica, Mississippi. In October 1997, Mr. Paulson, personally purchased all of the issued and outstanding stock of Gold River which was then in a Chapter 11 bankruptcy proceeding.

         The Board of Directors of the Company formed a Special Committee of directors other than Mr. Paulson to conduct the due diligence investigation necessary in order for the Company to evaluate whether, and to what extent, it might become involved in the potential investments and transactions presented by Mr. Paulson. After a review of the due diligence investigation and of the advice of independent consultants retained to evaluate the opportunities, the Special Committee determined that it was not in the best interest of the Company to become involved in the investments presented by Mr. Paulson, and that the Company should waive any right it may have to participate in those investments upon Mr. Paulson's reimbursement to the Company of certain expenses it has incurred in conducting its evaluation of the opportunities.

         Full House's executive offices are located at Highway 85 South, Deadwood, South Dakota 57732, telephone (605) 578-1294.

         THEME HOTEL/CASINO--BILOXI, MISSISSIPPI

         On February 23, 1998, the Company completed the purchase of a portion of a proposed gaming site in Biloxi, Mississippi. The Company acquired the site for $4,155,000 and the payment of certain related costs. The Company utilized cash on hand of $2,155,000 and obtained a $2 million bank loan in connection with the purchase. The bank loan is due in one year and bears interest at 1% above the prime rate of the bank. The loan can be renewed under certain circumstances. Negotiations to develop a theme hotel/casino at the site, with investment partners, remain underway. The completion of the proposed transaction is subject to the approval of all required Mississippi gaming authorities as well as completion of due diligence, approval by the Company's Board of Directors, execution of definitive agreements with respect to acquisition and development of the site, and receipt of financing for the project.

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

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture companies up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at December 31, 1997 had guaranteed to GTECH one-half of a loan to the Oregon Tribe with a balance of $2.0 million and one-half of a loan to the Delaware venture with a balance of $3.55 million paid in full during February, 1998. GTECH also agreed to make loans to Full House for its portion of the financing of projects if Full House is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture companies. GTECH has also loaned Full House $3 million. Although the loan was convertible into 600,000 shares of Full House's Common Stock in January 1998, the loan conversion clause expired without exercise. In addition, in 1996 Full House was reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of the GTECH relationship, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. In March 1997, Full House and GTECH modified their agreement to no longer require each party to present prospective business opportunities to the other.

         Set forth below is a brief description of each of the gaming opportunities which have been transferred to the joint venture companies which are equally owned by Full House and Dreamport.

         THE MILL CASINO--NORTH BEND, OREGON

         On May 19, 1995, the first phase of the facility known as the "Mill" was opened with 250 video lottery terminals, nine blackjack tables, three poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon (as of 12/31/97, there were 350 video lottery terminals, 10 blackjack tables and nine poker tables). A Full House - Dreamport joint venture entity leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located and subleases a portion of the land on which the casino is located back to the same entity. The sublease expires in 2002.

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

         The Mill is located in North Bend, Oregon on the Port of Coos Bay. In 1997, the Coos County population, which includes the Bay area, was approximately 65,000. The Bay area's economy is primarily based on forestry and fishing. Oregon's Coos Bay area is located on the Pacific Coast midway between San Francisco, California and Seattle, Washington. The communities of Coos Bay, North Bend and Charleston are approximately 115 miles from Eugene, Oregon's second largest city. The North Bend Municipal Airport is Southwestern Oregon's regional air terminal that provides commercial air service to and from Portland.

         The Mill Casino is one of seven Indian casinos presently operating in Oregon. The closest competing casino is located approximately 90 miles from North Bend and operates 700 devices, a card room, bingo and keno. The other casinos are located approximately 140, 160, 200, 265 and 435 miles from North Bend. The two facilities which are 140 and 160 miles from North Bend are located closer to Portland, Oregon. Full House believes that there are other Indian casinos presently being contemplated in Oregon.

         MIDWAY SLOTS AND SIMULCAST--HARRINGTON, DELAWARE

         On August 20,1996 Midway Slots and Simulcast, owned by Harrington Raceway, Inc., was opened. The 35,000 square foot facility located near Dover, Delaware, was developed and financed and is managed by a Full House-Dreamport joint venture company. The facility employs approximately 250 people, and features 580 gaming devices and a 150-seat simulcast parlor. Individual screens for players broadcast horse racing from harness and thoroughbred tracks around the world. The facility also features a 150-seat Las Vegas-style buffet, lounge, and gift shop. The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility pursuant to a 15-year contract. As of December 31, 1997, $3.55 million of the development loan remained outstanding. The development loan was paid in full in February, 1998.

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

         Under the 15-year management agreement with the joint venture company, the venture receives a percentage of Gross Revenues and Operating Profits, as defined in the agreements. The joint venture company developed and constructed the gaming facility and provided financing through a capital lease arrangement. During 1998, it is anticipated that the 150-seat simulcast parlor will be moved to the Harrington Raceway Grandstand, the food and beverage operation in the Grandstand will be improved and expanded, the number of gaming devices in the facility will be increased by 122 and the number of seats in the facility's Las Vegas-style buffet also will be increased. Harrington Raceway, Inc. secured a bank loan to pay for these and other improvements and pay off the development loan from the joint venture company.

         NOTTAWASEPPI HURON BAND OF POTAWATOMI--BATTLE CREEK, MICHIGAN

         Full House entered into a series of agreements in January, 1995, with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to develop gaming and non-gaming commercial opportunities for the Tribe and to construct and manage Class II and Class III gaming facilities. The Tribe's state reservation lands are located in Southcentral Michigan. If developed, the facility will target the Ft. Wayne, Indiana and Lansing and Detroit, Michigan metropolitan areas. The Tribe intends to apply to have its existing State reservation land as well as additional land in its ancestral territory taken into trust by the Bureau of Indian Affairs. A joint venture company owned by Full House and Dreamport has the exclusive right to provide financing and casino management expertise to the Tribe in exchange for a defined percentage of net profits and certain other considerations from any future gaming or related activities of the Tribe. A third party will be paid a royalty fee in lieu of its original 15% ownership interest in earlier contracts with the Tribe.

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

         TORRES MARTINEZ BAND OF DESERT CAHUILLA INDIANS--THERMAL, CALIFORNIA

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

         During 1996, the Tribe reached a settlement in its litigation with the Department of Justice and two water districts, pursuant to which the Tribe will be paid $14 million in compensation, and will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land which was flooded by the rising level of the Salton Sea. That settlement, which requires legislative enactment, was approved by the
U. S. House of Representatives but not by the Senate . The bill was not reintroduced during the 1997 session as the Tribe focused its attention upon a settlement with the State of California under which it will also take replacement lands in exchange for granting a right of way through its reservation to accommodate the re-routing of a state highway.

         On March 6, 1998, California Governor Pete Wilson announced that he had reached an agreement on a compact for gaming which is intended to be the standard for gaming compacts with all Indian tribes in California. The Compact would limit electronic gaming devices in Indian casinos to lottery-style devices and limit the number of devices to 19,900 statewide, which would be allocated equally among California's 100 federally recognized tribes. Tribes that do not choose to operate their own casinos could lease their allotment of gaming devices for up to $5,000 per device, per year. Tribal casinos would be limited to 975 gaming devices each, including leased machines. Tribes have been given 60 days from the March 6 date to either negotiate a separate compact or agree to the terms of the proposed standard Compact. The Torres-Martinez Tribe has not determined which option to pursue; therefore, the Company cannot determine the impact of this event on the future development of gaming operations with the Tribe

         DEADWOOD GULCH RESORT

         Full House operates Deadwood Gulch Resort in Deadwood, South Dakota. The Deadwood Gulch Resort consists of a 56-acre complex which includes a 99-room hotel (including an outdoor pool/recreation area) with two small casinos, a freestanding restaurant and saloon, a freestanding 8,000 square foot conference center, a convenience store/gas mart, a recreational vehicle park and campground and the Gulches of Fun family center. DGR's hotel casinos occupy 1,575 square feet and the Gulches of Fun occupies 2,400 square feet. The Recreational Vehicle Campground contains 92 RV sites of which 90 are full service and an additional 30 tent sites. The Gulches of Fun family center includes an 18-hole miniature golf course, a go-cart track, bumper boat pond, batting cages, kiddie playland and rides and arcade and redemption games. Full House currently operates 96 slot machines, two blackjack tables and three video lottery devices within the resort complex.

         The Company continues to actively market the Resort for sale, having determined that its ownership is inconsistent with the Company's future plans which are to focus on gaming facilities in areas of higher population density and at locations which permit higher stakes and more types of gambling than are allowed in Deadwood, South Dakota. From the time of its acquisition through the end of 1997, the Resort had a cumulative operating deficit of approximately $3.48 million and the Company has recognized an impairment loss of $4.154 million through such date, including $3,220 in 1997. Any sale will be subject to a suitability finding by the South Dakota Commission on Gaming, and there can be no assurance that a sale will ultimately be consummated. Full House intends to continue to take steps to increase the Resort's profitability while attempting to consummate a sale.

         On March 25, 1998, the Company announced that it has reached an agreement for the sale of Deadwood Gulch Resort to a group of South Dakota businessmen. The buyer has paid over a non-refundable deposit of $300,000 to the Company and closing of the sale is scheduled to take place May 12, 1998. Closing is subject to the approval of the South Dakota gaming authorities.


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

         Full House's management estimates that a large proportion of its customers at Deadwood Gulch Resort are derived from the tourists, primarily families, who visit Deadwood, South Dakota. Many of these tourists are attracted to the Black Hills area of South Dakota and the Mount Rushmore National Memorial. Since the Deadwood Gulch Resort significantly relies on the tourist trade, business at Deadwood Gulch Resort has tended to be seasonal. Approximately 57% of the operating revenues (net of promotional allowances) for the year ended December 31, 1997 were received in the four-month period from June through September. While business probably will remain somewhat seasonal, Deadwood Gulch Resort has attempted to market itself as a year-round destination resort by attracting tourists who use the Black Hills for winter recreation such as skiing and snowmobiling.

         The following table sets forth the percent of total operating revenues (net of promotional allowances) generated by the Deadwood Gulch Resort Casino, Hotel/RV, Retail, Food and Beverage and Gulches of Fun operations for the indicated periods.

                                            PERCENT OF TOTAL OPERATING REVENUES
                                                   YEAR ENDED DECEMBER 31,
                                            -----------------------------------
         REVENUE SOURCE                              1996             1997
---------------------------------                 ----------        -------
         Casino                                       26%               25%
         Hotel/RV                                     27                30
         Retail                                       23                22
         Food and beverage                            11                12
         Gulches of Fun                               13                11
                                                     ----              ----
                                                     100%              100%

         Since the commencement of the Resort's gaming operations, most of its gaming revenues have been derived from its operation of slot machines. For the years ended December 31, 1996 and 1997, 94% and 95%, respectively, of the Resort's gaming revenue was from slot machines. The remainder was from blackjack.

         The average hotel occupancy rate for the years ended December 31, 1996 and 1997 were 72% and 71%, respectively, and the average daily hotel room rates for such periods were $51.44 and $53.25, respectively.

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

         Gaming may be legally conducted in accordance with the South Dakota Gaming Act by licensed operators in the City of Deadwood, South Dakota, and may also be conducted by American Indian Tribes located in South Dakota under the Federal Indian Gaming Regulatory Act of 1988. As of December 31, 1997 there were 95 licensed gaming establishments in Deadwood which operated approximately 2,395 slot machines and 61 table games, including poker and blackjack. The revenues derived from the Resort's gaming operations accounted for approximately 3.3% and 2.9% of all gaming revenues in Deadwood, South Dakota for 1996 and 1997, respectively. Factors which affect gaming competition in Deadwood are location in relation to Deadwood's historic main street, proximity to motel rooms and parking, and the ability to serve alcoholic beverages. Six gaming locations in Deadwood offer a full range of alcoholic beverages, including Deadwood Gulch Resort. Gaming in Deadwood is conducted primarily in establishments along a four block long area on historic Main Street. Deadwood Gulch Resort is approximately one mile south of this highly concentrated area, which may limit the pedestrian traffic which passes Deadwood Gulch Resort. Full House's principal competitors in Deadwood are the Mineral Palace, First Gold Hotel, the Franklin Hotel, the Bullock Hotel, the Gold Dust Casino, the Silverado Casino and the Four Aces Casino. In addition, a well known actor and others have commenced construction of a large, upscale resort near the north entrance to Deadwood. Additional groups of investors have also proposed other resorts for the north entrance to Deadwood. No construction has commenced on these projects. Such resorts, if completed, may have significantly larger facilities, including hotel and meeting rooms, entertainment facilities, and more gaming devices than Deadwood Gulch Resort and would likely offer significant direct competition for Deadwood Gulch Resort.

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

         Deadwood Gulch Resort is also in competition with establishments throughout the State of South Dakota holding beer and wine licenses or liquor licenses, which may operate up to 10 "video lottery" gaming devices per establishment. The video lottery devices allow customers to play electronic versions of blackjack, poker, keno and bingo. Full House believes that there are approximately 1,423 establishments with over 8,000 such video lottery devices installed in the State of South Dakota. Full House currently operates three video lottery devices.

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

         FUEL SUPPLY AGREEMENT. DGR purchases its requirements of various fuels for use and sale at its gas mart. The current term of the agreement is through June, 2000 and is renewable thereafter from year to year, provided that DGR may cancel the agreement at the end of any such year by giving at least 30 days prior written notice. In addition, the supplier may cancel the agreement at any time on 10 days prior written notice. DGR pays $.01 per gallon above the supplier's Rapid City, South Dakota posted Conoco prices, plus the then current published freight charges from Rapid City to Deadwood. DGR has agreed to comply with the brand and image/signage standards established for Amoco-branded retail outlets.

         GOVERNMENT REGULATION

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

         IGRA also regulates Indian gaming management contracts, requiring the Gaming Commission to approve management contracts and collateral agreements, which include agreements such as promissory notes, loan agreements and security agreements. A management contract can be approved only after determination that the contract provides for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits if the Chairman of the Gaming Commission determines that the fee is reasonable considering the circumstances; provided that the Gaming Commission may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the Gaming Commission is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term.

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

         Gaming in Deadwood is limited under the South Dakota Regulations to slot machines, and with respect to card games, to blackjack and poker. Currently, each wager on any game is limited (in the case of poker per betting round) to $5.00. The $5.00 limit will stay in effect until at least December, 1998. The South Dakota Laws prohibit the extension of credit to another person for participation in gaming.

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

         EMPLOYEES

         As of March 15, 1998, the Company and its subsidiaries had approximately 47 full-time employees, two of whom are executive officers of the Company, and 29 part-time employees. The Company's management believes that its relationship with its employees is good. None of the Company's employees are currently represented by a labor union, although such representation could occur in the future.

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

         A Full House-Dreamport joint venture company has a lease and leaseback agreement with Harrington Raceway, Inc. The lease encumbers the revenues of the gaming facility. The lease is treated as a capital lease and payments commenced on August 20, 1996. See "Description of Business - GTECH Relationship."

         Full House currently owns approximately 56 acres of property and the improvements thereon, consisting primarily of Deadwood Gulch Resort. See "Description of Business - Deadwood Gulch Resort."

          Claimed easements over a portion of its RV Resort and Campground property with respect to access to property at higher elevations have been resolved without material financial expense or other material adverse impact on Full House.

3.       LEGAL PROCEEDINGS.

         In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star's appeal of that judgment is currently pending in the Mississippi appellate court. A decision is expected shortly. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House's financial condition.

         In late 1995, Branson Hills Associates, L.P. (the "Plaintiff") filed a lawsuit in the Circuit Court of Taney County, Missouri, naming Lee Iacocca, William P. McComas, Ron Richey, and the Company and certain of its subsidiaries as defendants (collectively, the "Defendants") as a result of the Company's acquisition (through the merger of its wholly-owned subsidiary with LAI) of an interest in certain property in Branson, Missouri. In October 1997, the lawsuit was resolved at no cost to Full House or its subsidiaries.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A)      MARKET INFORMATION

                  The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol FHRI. Set forth below are the high and low bid sales price of the Company's Common Stock as reported on the Nasdaq SmallCap Market System for the periods indicated.

                                                   HIGH             LOW
                                                   ----             ---
YEAR ENDED DECEMBER 31, 1996
----------------------------
First Quarter                                     $5-1/8           $2-5/8
Second Quarter                                     4-1/2            3
Third Quarter                                      5-1/16           2-11/16
Fourth Quarter                                     4-13/16          2-7/8

YEAR ENDED DECEMBER 31, 1997
----------------------------
First Quarter                                     $4-3/8           $2-3/4
Second Quarter                                     3-5/8            2-3/8
Third Quarter                                      2-7/8            1-3/8
Fourth Quarter                                     3-1/16           1-11/16

                  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 26, 1998, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $3.47.

         (B)      HOLDERS

                  As of March 26, 1998, the Company had approximately 186 holders of record of its Common Stock. The Company believes that there are over 2,000 beneficial owners of its Common Stock.

         (C)      DIVIDENDS

                  The Company has paid no dividends on its Common Stock or Preferred Stock since its inception. Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.

                  Holders of the Company's Series 1992-1 Preferred Stock (each share of which is convertible at the option of the holder into one share of Common Stock) are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. The Company has not declared or paid the accrued dividends on its Preferred Stock which were payable since issuance, totaling $1,155,000 and, accordingly, is in default in regard thereto.

                   As the Company is in default in declaring, setting apart for payment or paying dividends on the Preferred Stock, it is restricted from paying any dividend or making any other distribution or redeeming any stock ranking junior to the Preferred Stock.

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

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues for the year ended December 31, 1997 increased $628,451 or 8.2% to $8,298,789 as compared with revenues of $7,670,338 for the year ended December 31, 1996. The net income per share for the year ended December 31, 1997 increased $0.17 or 189% to $.08 as compared with a loss per share of $0.09 for the year ended December 31, 1996.

         JOINT VENTURE INCOME

         Joint Venture income increased $1,000,832 or 47.5% for the year ended December 31, 1997 as compared to 1996. This increase is due to inclusion of income from the Delaware joint venture, which was not in operation until August 1996 for a full year in 1997, and to the improved operating results from the Oregon joint venture. The revenues for 1996 include a one time gain of $834,370 relating to the formation of the four joint venture companies with GTECH.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture increased $172,324 or 20.8% year ended December 31, 1997, as compared to 1996 as a result of improved marketing of and road access to the casino.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $2,156,427 for the year ended December 31, 1997. Midway Slots and Simulcast began operations in August of 1996. As reported by the Delaware Lottery Board, Midway Slots & Simulcast had a net win of $58.2 million for the year ended December 31, 1997. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid a portion of its obligation to the Delaware joint venture. The joint venture, in turn, prepaid a portion of the obligation to the Company. The outstanding principal balance of the obligation to the Company was $544,911 at December 31, 1997, which was paid in full in February, 1998.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. As compared to 1996, the Company's share of the loss from the California and Michigan joint ventures declined by $25,563 during 1997. These joint venture companies are still in the development stage and do not have operating revenues.

DEADWOOD GULCH RESORT

         The annual report of the South Dakota Commission on Gaming, which was released during the second quarter of 1997, announced that gaming revenues in Deadwood had declined by 6.4% in 1996 and that only 40% of the gaming businesses were profitable in 1996 versus 58% in 1995. This trend has continued during the first nine months of 1997 with a further decline in gaming revenues. The Company believes that the decline is attributable in part to decreased attendance at regional national parks (Mount Rushmore, Badlands National Park and Yellowstone National Park).

         These factors have significantly impacted the operating results of Deadwood Gulch Resort. However, as a result of management programs, Resort income from operations for 1997 increased by $72,700 despite a decline in revenues of $372,381.

         CASINO OPERATIONS. Revenues decreased 12.0% Or $173,909 to $1,271,413 for the year ended December 31, 1997 as compared to 1996. Although departmental expenses decreased 13.9% in 1997, department profit decreased $25,783. Management attributes the decline in revenues to the general decline in the market area explained above and aggressive giveaways by other casinos.

         HOTEL/RV RESORT. Hotel/RV Resort revenues increased 3.7% or $56,918, to $1,580,340 for the year ended December 31, 1997 as compared to 1996. Hotel/RV Resort departmental profit increased $119,817 or 13.0%. Management attributes the improvements to marketing and cost-reduction measures in both the Hotel and RV Resort.

         RETAIL. For the year ended December 31, 1997, revenues decreased 7.8% or $99,671 to $1,171,001 and departmental profits decreased 40.8% or $46,568 to $67,600 as compared to the same period in 1996. Department profit was lower than the prior year period due to a decline in sales as a result of lower tourism and increased pricing competition.

         FOOD AND BEVERAGE. Revenues for the year ended December 31, 1997 decreased 1.4% or $10,821 to $755,621 (which includes $139,646 of promotional allowances) as compared to $766,422 (which includes $132,292 of promotional allowances). The departmental income after subtracting promotional allowances increased $14,688 over the year ended December 31, 1996. Management attributes the improvement to continued management of cost of sales and reduced departmental expenses.

         GULCHES OF FUN FAMILY CENTER. Although revenues decreased 19.8% or $139,250 to $564,958 for the year ended December 31, 1997, departmental profits increased 13.8% or $27,517 to $226,734 as compared to 1996, due to a change in staffing of the facility and other cost-reduction measures.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses increased 10.2% or $26,396 to $286,195 as compared to the same period in 1996. Management attributes the increase to efforts to increase or maintain market share.

         GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. For the year ended December 31, 1997, expenses decreased 0.5% or $3,094 to $580,220 as compared to 1996.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased 2.4% or $12,465 to $524,049 for the year ended December 31, 1997 as compared to 1996.

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

Further analysis of the estimated realizable value of the Deadwood Gulch Resort assets resulted in an additional impairment loss of $1,051,070 recorded during the year ended December 31, 1996 and $3,220 for the year ended December 31, 1997. Pursuant to SFAS No. 121, the Company has suspended recording depreciation of the assets of the Deadwood Gulch Resort.

GENERAL AND ADMINISTRATION EXPENSES

         Non-Resort expenses for the year ended December 31, 1997 totaled $1,614,677, an increase of $95,577 over the prior year, reflecting savings resulting from the consolidation of the Company's executive offices in 1996 offset by increases in 1997 expenditures related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

INTEREST EXPENSE AND DEBT ISSUE COSTS

         For the year ended December 31, 1997, interest expense and debt issue cost decreased by $122,813 as compared to 1996, as a result of reduced levels of debt.

INTEREST AND OTHER INCOME

         Interest and other income decreased by $113,113 during the year ended December 31, 1997 compared to 1996 due to a reduction of notes receivables from the Delaware joint venture.

INCOME TAX EXPENSE

         Federal and state income tax expense was $275,641 for the year ended December 31, 1997 and -0- for the same period in 1996. At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,620,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2014. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before interest, taxes, depreciation and amortization (EBITDA), for the year ended December 31, 1997 improved by $977,955 over 1996 after exclusion of the impairment of long-lived assets (sale of Deadwood Gulch Resort) to $2,341,136 for the year ended December 31, 1997. EBITDA should not be construed as an indication of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

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

         IMPAIRMENT OF LONG LIVED ASSETS. In January, 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG -LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December

31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Based upon available information which indicates that an additional loss may be incurred upon disposition, the Company further reduced the carrying value of the Deadwood Gulch Resort in 1996 by $1,051,070.

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

         LIQUIDITY AND CAPITAL RESOURCES

         For the year ended December 31, 1997, cash of $2,116,766 was provided by operating activities. Sources of cash included net income of $986,799 more fully explained above, increased by distributions from joint ventures of $3,445,000, depreciation and amortization of $524,049, debt issue costs and debt discount of $257,112 and other net sources of cash of $13,671, but reduced by equity in income of joint ventures of $3,109,865. Cash from investing activities was used in the amount of $456,450, primarily as a result of a decrease in notes receivable of $1,236,708, but reduced by an increase in receivables from GTECH and joint ventures of $778,856, deposits on purchase option of $890,000, and a net change of $24,302 for assets sold and purchased. Cash used by financing activities was $286,615 which was the result of proceeds from the exercise of warrants of $3,500, reduced by repayment of debt totaling $290,115. As a result of the above factors, there was a net increase in cash and cash equivalents of $1,373,701.

         During 1997, the Company's working capital surplus improved by $2,034,396 or 210.6% to $3,000,646 as of December 31, 1997.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate, 8.5% at December 31, 1997, and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder of this note. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega.

         Full House is a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and has guaranteed to GTECH one-half of a $2.0 million loan to the North Bend, Oregon Indian Tribe. GTECH also provides project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan was convertible, until January 1998 into 600,000 shares of Full House Common Stock. The loan conversion clause expired without exercise. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. The parties are no longer required to present gaming opportunities to the other for joint development.

         The Company advanced funds to the Delaware joint venture company totaling $1,886,498, of which $544,911 was outstanding as of December 31, 1997. Such amount bears interest at prime plus 1% (9.5% at December 31, 1997) and is payable from available operating cash flow of the joint venture company. The note is secured by a similar payable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc. to the Delaware joint venture company with the same terms and interest rate. As the note is payable to FHRI based upon available cash flows, the current portion as of December 31, 1997 reflects the payoff of the obligation in February, 1998.

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

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The note bears interest at prime plus 2-1/4%, which was 10.75% at December 31, 1997. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. McComas and Paulson and a former director of the Company. The agreements executed by DGR in connection with the note limit payments by DGR to Full House. The agreements included financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. DGR was not in compliance with the minimum tangible net worth covenant of the loan agreement at December 31, 1997. DGR has obtained a waiver of the tangible net worth covenant through December 31, 1998.

         On February 23, 1998, the Company completed the purchase of a portion of a proposed gaming site in Biloxi, Mississippi. The Company acquired the site for $4,155,000 and the payment of certain related costs. The Company utilized cash on hand of $2,155,000 and obtained a $2 million bank loan in connection with the purchase. The bank loan is due in one year and bears interest at 1% above the prime rate of the bank. The loan can be renewed under certain circumstances. Negotiations to develop a theme hotel/casino at the site, with investment partners, remain underway. The completion of the proposed transaction is subject to the approval of all required Mississippi gaming authorities as well as completion of due diligence, approval by the Company's Board of Directors, execution of definitive agreements with respect to acquisition and development of the site, and receipt of financing for the project.

         As of December 31, 1997, Full House had cumulative undeclared and unpaid dividends in the amount of $1,155,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         Additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms.

YEAR 2000 ISSUES

         The Company has implemented a Year 2000 program to ensure that its computer systems and applications will function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed successfully on a timely basis. Although the ability of third parties with whom the Company transacts business to address their Year 2000 issues is outside the Company's control, the Company is discussing with its joint venture partners, significant vendors and customers the possibility of any interface difficulties which may affect the Company. The Company currently does not expect the costs necessary to address this matter to be material to its financial condition or results of operations.

7.       FINANCIAL STATEMENTS.

         The following financial statements are filed as part of this Report

         /bullet/  Independent Auditors' Report

         /bullet/  Consolidated Balance Sheet as of December 31, 1997

        /bullet/ Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

        /bullet/ Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997 and 1996

        /bullet/ Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996

        /bullet/  Notes to Consolidated Financial Statements

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         (A)      DIRECTORS OF THE COMPANY

                   The information required regarding the identification of the Company's directors is incorporated by reference to the information in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company.

         (B)      EXECUTIVE OFFICERS OF THE COMPANY

                  The executive officers of the Company and their ages as of March 21, 1998 are as follows:

          NAME           AGE                     POSITIONS
   ------------------    ---    ------------------------------------------
   William P. McComas     72    Chairman, Chief Executive Officer and President

   William R. Jackson     48    Executive Vice President-Corporate Finance

   Megan G. McIntosh      42    Secretary

         WILLIAM P. MCCOMAS became Chairman of the Board and Chief Executive Officer on March 5, 1998 and became Chief Operating Officer and President of the Company on October 10, 1997. Mr. McComas has been a Director of Full House since November, 1992. Mr. McComas has been President of McComas Properties, Inc., a California real estate development company since January 1984. Mr. McComas and companies controlled by im have developed several hotels and resorts, including Marina Bay Resort, Fort Lauderdale, Florida; Ocean Colony Hotel and Resort, Half Moon Bay, California; Residence Inn by Marriott, Somers Point, New Jersey; and five Holiday Inns located in Des Moines, Iowa; San Angelo, Texas; Suffern, New York; Niagara Falls, New York; and Fort Myers, Florida.

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

10.      EXECUTIVE COMPENSATION.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company.

11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company.

12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company.

13.      EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS

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

         Hosch as Trustee of the Interest of William J. Durst in Westdak Limited Partnership (Incorporated by reference to Exhibit 10.5 to the Company's Amended Registration Statement on Form 10)

                  10.6 Deadwood Hotel Joint Venture Standard Route Operation Agreement, dated June 30, 1992, Between Deadwood Hotel Joint Venture and Lucky 8 Gaming Hall (Incorporated by reference to Exhibit 10.6 to the Company's Amended Registration Statement on Form 10)

                  10.7 Management and Operating Agreement between Trimark Hotel Corporation and Deadwood Hotel Joint Venture, dated February 23, 1990 (Incorporated by reference to Exhibit 10.7 to the Company's Amended Registration Statement on Form 10)

                  10.8 Franchise Agreement Between Park Inns International, Inc. and Deadwood Hotel Joint Venture, dated February 28, 1990 (Incorporated by reference to Exhibit 10.8 to the Company's Amended Registration Statement on Form 10)

                  10.9 Dealer Gasoline and Franchise Agreement, dated June 8, 1992, between M.G. Oil Company and Deadwood Gulch Resort (Incorporated by reference to Exhibit 10.9 to the Company's Amended Registration Statement on Form 10)

                  10.10 Common Stock Purchase Warrant of Full House Resorts, Inc. issued to Generation Capital Associates, dated November 20, 1992 (Incorporated by reference to Exhibit 10.10 to the Company's Amended Registration Statement on Form 10)

                  10.11 Promissory Note of Full House Resorts, Inc. in the amount of $90,000, dated November 10, 1992, payable to Bearer (Incorporated by reference to Exhibit 10.11 to the Company's Amended Registration Statement on Form 10)

                  10.12 Employment Agreement between Full House Resorts, Inc. and David K. Cantley, dated December 1, 1992 (Incorporated by reference to Exhibit 10.12 to the Company's Amended Registration Statement on Form 10)

                  10.13 Letter of Intent between Full House Resorts, Inc. and Stuart, Coleman & Co., Inc., dated February 23, 1993 (Incorporated by reference to Exhibit 10.13 to the Company's Amended Registration Statement on Form 10)

                  10.14 Agreement to Provide and Accept Commitment to Restructure First and Second Mortgage Loans Among Full House Resorts, Inc., Deadwood Gulch Resort and Gaming Corp., Eugene V. Gatti, William
         P. McComas, H. Joe Frazier and Kober Corporation, dated March 15, 1993 (Incorporated by reference to Exhibit 10.14 to the Company's Amended Registration Statement on Form 10)

                  10.15 $1,000,000 Term Life Insurance Policy, dated March 19, 1993, on the life of David K. Cantley, issued by Federal Kemper Life Assurance Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992)

                  10.16 Agreement dated February 11, 1994 and Amendment to Agreement dated March 13, 1994 among the Company, H. Joe Frazier, William P. McComas and Allan Paulson (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1993)

                  10.17 Debt Reduction Agreement, dated April 16, 1993, among the Company, Deadwood Gulch Resort and Gaming Corp., Eugene V. Gatti, William P. McComas and H. Joe Frazier (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.18 Letter Agreement, dated May 17, 1993, between the Company and H. Joe Frazier, extending mortgage commitment expiration date to July 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.19 Letter Agreement, dated May 17, 1993, between the Company and Eugene V. Gatti, extending mortgage commitment expiration date to July 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.20 General Release and Covenant Not to Sue, dated June 7, 1993, among the Company, Deadwood Gulch Resort and Gaming Corp., Trimark Hotel Corporation and Park Inns International, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.21 Letter Agreement, dated July 23, 1993, between the Company and H. Joe Frazier, extending mortgage commitment expiration date to August 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.22 Letter Agreement, dated July 2, 1993, between the Company and Eugene V. Gatti, extending mortgage commitment expiration date to August 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.23 Lock-Up Agreement, dated June 16, 1993, among the Company, David K. Cantley, Thomas M. Blair, James E. Hosch, H. Joe Frazier, Eugene V. Gatti, Kober Corporation, William P. McComas, Richard M. Gawlik, George M. Bashara and the Director of the South Dakota Division of Securities (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.24 Stock Purchase Agreement, dated July 20, 1993, among Kober Corporation, H. Joe Frazier, William P. McComas, James E. Hosch and Peter N. Bowinski (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.25 Master Lease between Coquille Economic Development Corporation ("CEDC") and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.26 Participating lease between CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.27 Loan Agreement between CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.28 Promissory Note from The Coquille Indian Tribe and CEDC to the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.29 Security Agreement between The Coquille Indian Tribe, CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.30 Absolute Assignment of Rents and Leases from The Coquille Indian Tribe to the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.31 Escrow Agreement by and among the Company, CEDC, The Coquille Indian Tribe, Sun Plywood, Inc. and Ticor Title Insurance Company of California (Incorporated by reference to the Company's Post Effective Amendment No. 1. to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.32 Purchase Agreement between the Company and William P. McComas dated August 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.33 Agreement among the Company, Hannahville Indian Community, Lac Vieux Desert Band of Lake Superior Chippewa Indians, Grand Traverse Band of Ohawa and Chippewa Indians and Keweenah Bay Indian Community dated September 10, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.34 Agreement between Green Acres Casino Management Company, Inc. and the Company dated January 4, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.35 Agreement for Commercial Development between the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 11, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.36 Addendum to Class II and III Management Agreements among the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 12, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.37 Gaming and Development Agreement between the Company and the Torres Martinez Desert, Cahuilla, Indiana dated March 21, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.38 Gaming Management Agreement between the Company and the Torres Martinez Desert, Cahuilla, Indiana dated April 23, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.39 Agreement between the Company and GTECH Corporation dated May 20, 1995 (Incorporated by reference to the Company's Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on May 26, 1995)

                  10.40 Promissory Note dated November 20, 1995 in the original principal amount of $375,000 from the Company to William P. McComas (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.41 Master Agreement dated as of December 29, 1995 by and between GTECH Corporation and the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.42 Option Agreement dated as of December 29, 1995 by and among GTECH Corporation, the Company, Lee Iacocca, William P. McComas and Allen E. Paulson (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.43 Convertible Note dated July 26, 1996 in the original principal amount of $3,000,000 payable by the Company to GTECH Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.44 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment, L.L.C. to GTECH under a Promissory Note of even date therewith in the amount of $10,400,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.45 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment (Delaware), L.L.C. to GTECH in an amount not to exceed $6,000,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.46 Loan Agreement dated as of May 31, 1995 between Deadwood Gulch Resort and Gaming Corp. and Miller & Schroeder Investment Corporation; Guaranty dated as of May 31, 1995 by Allen E. Paulson, H. Joe Frazier and William P. McComas; Subordination Agreement dated as of May 31, 1995 among Miller & Schroeder Investment Corporation, Deadwood Gulch Resort and Gaming Corp. and the Corporation; Waiver of Breach of Covenants and Amendment Number 1 to Loan Agreement dated March 28, 1996; and Guaranty dated March 28, 1996 by the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.47 Subordination and Participation Agreement dated as of October 8, 1996 between Gaming Entertainment L.L.C. and Miller & Schroeder Investments Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.48 First Amended and Restated Participating Lease dated as of October 8, 1996 between Gaming Entertainment L.L.C. and Coquille Economic Development Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.49 First Amended and Restated Master Lease dated as of October 8, 1996 between Gaming Entertainment L.L.C. and Coquille Economic Development Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.50 Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) L.L.C. and the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.51 Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) L.L.C. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  21    List of Subsidiaries of Full House Resorts, Inc.*

                  23.1 Consent of Deloitte & Touche LLP, Certified Public Accountants*

                  27.1  Financial Data Schedule*

----------
*   Filed herewith.

         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FULL HOUSE RESORTS, INC.

Date:  March 31, 1998                By: /s/ WILLIAM P. MCCOMAS
                                         ---------------------------------------
                                         William P. McComas, CEO and President

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME AND CAPACITY                             DATE

 /s/ WILLIAM P. MCCOMAS                                         March 31, 1998
------------------------------------------------------
William P. McComas, Chairman of the Board,
Chief Executive Officer and President

/s/ ALLEN E. PAULSON                                            March 31, 1998
------------------------------------------------------
Allen E. Paulson, Director

/s/ RONALD K. RICHEY                                            March 31, 1998
------------------------------------------------------
Ronald K. Richey, Director

/s/ ROBERT L. BROCK                                             March 31, 1998
------------------------------------------------------
Robert L. Brock, Director

/s/ JAMES C. GILSTRAP                                           March 31, 1998
------------------------------------------------------
James C. Gilstrap, Director

/s/ WILLIAM R. JACKSON                                          March 31, 1998
------------------------------------------------------
William R. Jackson, Executive Vice-President-Corporate
Finance (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheet of Full House Resorts, Inc. and Subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Reno, Nevada
March 25, 1998


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $     2,422,884
  Note receivable - joint venture, current-portion                                      544,911
  Restricted cash                                                                       530,881
  Accounts receivable                                                                    10,210
  Receivable from director                                                              106,760
  Inventories                                                                            89,437
  Receivable from joint ventures                                                        343,200
  Prepaid expenses                                                                      286,126
                                                                                ---------------
    Total current assets                                                              4,334,409

ASSETS HELD FOR SALE - net                                                            5,542,078

INVESTMENTS IN JOINT VENTURES                                                         5,025,379

GOODWILL - net                                                                        1,898,517

NOTE RECEIVABLE - JOINT VENTURE                                                          23,748

OTHER ASSETS                                                                            922,612
                                                                                ---------------
TOTAL                                                                           $    17,746,743
                                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                             $       697,100
  Accounts payable                                                                       93,504
  Federal income taxes payable                                                           16,862
  Accrued expenses                                                                      526,297
                                                                                ---------------
    Total current liabilities                                                         1,333,763
                                                                                ---------------
LONG-TERM DEBT, net of current portion                                                6,190,562
                                                                                ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding;
    aggregate liquidation preference of $3,255,000                                           70
  Common stock, par value $.0001, 25,000,000 shares authorized;
    10,340,380 shares issued and outstanding                                              1,034
  Additional paid in capital                                                         16,957,487
  Accumulated deficit                                                                (6,736,173)
                                                                                ---------------
    Total stockholders' equity                                                       10,222,418
                                                                                ---------------
TOTAL                                                                           $    17,746,743
                                                                                ===============

See notes to consolidated financial statements.


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          1997            1996
OPERATING REVENUES:
  Casino                                              $   1,271,413   $   1,445,322
  Hotel/RV park                                           1,580,340       1,523,422
  Retail                                                  1,171,001       1,270,672
  Food and beverage                                         755,621         766,442
  Fun park                                                  564,958         704,208
  Joint ventures                                          3,109,865       2,109,033
                                                      -------------   -------------
                                                          8,453,198       7,819,099
  Less:  promotional allowances                            (154,409)       (148,761)
                                                      -------------   -------------
      Net operating revenues                              8,298,789       7,670,338
                                                      -------------   -------------

OPERATING COSTS AND EXPENSES:

  Casino                                                    916,783       1,064,909
  Hotel/ RV park                                            539,031         601,930
  Retail                                                  1,103,401       1,156,504
  Food and beverage                                         579,122         611,985
  Fun park                                                  338,224         504,991
  Sales and marketing                                       286,195         259,799
  General and administrative                              2,194,897       2,102,414
  Depreciation and amortization                             524,049         511,584
  Impairment of long-lived assets                             3,220       1,051,070
  Other                                                           -           4,625
                                                      -------------   -------------
           Total operating costs and expenses             6,484,922       7,869,811
                                                      -------------   -------------

INCOME (LOSS) FROM OPERATIONS                             1,813,867        (199,473)

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs
    (including $31,567 and $34,872 to related parties)     (696,052)       (818,865)
  Interest and other income                                 144,625         257,738
                                                      -------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES                         1,262,440        (760,600)

INCOME TAX PROVISION                                       (275,641)              -
                                                      -------------   -------------

NET INCOME (LOSS)                                           986,799        (760,600)

Less, undeclared dividends
   on cumulative preferred stock                           (210,000)       (210,000)
                                                      -------------   -------------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES                                      $      776,799   $    (970,600)
                                                      =============   =============

INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED    $         0.08   $       (0.09)
                                                      =============   =============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                            10,340,284      10,339,549
                                                      =============   =============

See notes to consolidated financial statements.


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                        ADDITIONAL
                                   PREFERRED STOCK      COMMON STOCK      PAID-IN      ACCUMULATED
                                   SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL        DEFICIT        TOTAL

BALANCE
 JANUARY 1, 1996                 700,000    $  70    10,339,549  $1,034  $16,413,315   $(6,962,372)   $ 9,452,047

Net loss                            -         -            -       -            -         (760,600)      (760,600)

Issuance of stock options, net
  of deferred compensation
  expense                           -         -            -       -            -             -              -

Issuance of convertible debt        -         -            -       -         439,727          -           439,727
                                 -------    -----    ----------  ------  -----------   -----------    -----------

BALANCE
  DECEMBER 31, 1996             700,000        70    10,339,549   1,034   16,853,042    (7,722,972)     9,131,174

Net income                          -          -           -        -           -          986,799        986,799

Amortization of deferred
  compensation expense              -          -           -        -        100,945          -           100,945

Proceeds from exercise
  of warrants                       -          -            831     -          3,500          -             3,500
                                 -------    -----    ----------  ------  -----------   -----------    -----------

BALANCE
  DECEMBER 31, 1997             700,000     $ 70     10,340,380  $1,034  $16,957,487   $(6,736,173)   $10,222,418
                               ========     ====     ==========  ======  ===========   ===========    ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                              1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                         $   986,799  $  (760,600)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                               524,049      511,584
    Debt issue costs and debt discount                          257,112      238,790
    Amortization of deferred compensation expense               100,945         -
    Impairment of long-lived assets                               3,220    1,051,070
    (Gain) loss on disposition of assets                           (274)       4,625
    Equity in earnings of joint ventures                     (3,109,865)  (1,274,663)
    Distributions from joint ventures                         3,445,000    1,383,298
    Investments in joint ventures                              (177,060)    (274,370)
    Changes in assets and liabilities:
      (Increase) decrease in restricted cash                     55,053     (361,159)
      (Increase) decrease in accounts receivable                (96,481)       4,470
      (Increase) decrease in inventories                          3,141       (1,848)
      Decrease in prepaid expenses                               31,598       55,495
      Increase in other assets                                   (1,479)     (24,305)
      Increase in federal income taxes payable                   16,862         -
      Increase in accounts payable
        and accrued expenses                                     78,146       60,189
                                                            -----------  -----------
        Net cash provided by operating activities             2,116,766      612,576
                                                            -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of assets held for sale                             (67,962)    (107,110)
  Proceeds from disposal of assets held for sale                 43,660         -
  (Increase) decrease in notes receivable                     1,236,708   (1,736,498)
  (Increase) decrease in receivables from
    GTECH and joint ventures                                   (778,856)  10,314,817
  Deposits on purchase option                                  (890,000         -
                                                            -----------  -----------
        Net cash (used in) provided by investing activitie     (456,450)   8,471,209
                                                            -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                   -       3,000,000
  Repayment of debt                                            (290,115) (11,391,356)
  Proceeds from exercise of warrants                              3,500         -
                                                            -----------  -----------
        Net cash used in financing activities                  (286,615)  (8,391,356)
                                                            -----------  -----------

                                                                    (Continued)


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1997        1996


NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                            1,373,701     692,429

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                           1,049,183     356,754
                                                            -----------  ----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                $2,422,884  $1,049,183
                                                            ===========  ==========


See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

    Full House Resorts, Inc. ("FHRI") was incorporated in the State of Delaware on January 5, 1987. FHRI is currently pursuing various gaming opportunities throughout North America.

    Through its subsidiary, Deadwood Gulch Resort and Gaming Corp. ("DGR"), FHRI currently operates a 99-room hotel, a recreational vehicle park and campground, conference center, convenience store/gas mart, restaurant, lounge, family entertainment facility and two small casinos in Deadwood, South Dakota. During January 1996, the Company announced its intent to dispose of DGR and is actively seeking a buyer. The Company has classified the assets of DGR as assets held for sale. (See Note 3 and Note 13).

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

    The cash of DGR is recorded as restricted cash pursuant to covenants of the first mortgage note payable (Note 5) which restrict the uses of substantially all of DGR's cash to operations and debt service of DGR.

    CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents. The Company's cash equivalents are in high quality securities placed with major banks and financial institutions.

    INVENTORIES - Inventories consisting principally of fuel, groceries, food and beverage items are recorded at the lower of first-in, first-out cost or market.

    INVESTMENTS IN JOINT VENTURES - Investments in joint ventures are accounted for using the equity method of accounting.

    GOODWILL - Goodwill represents the excess cost over the net assets of businesses acquired during 1995. Goodwill is being amortized on the straight-line basis over 6 years. The Company reviews the carrying value of goodwill quarterly to determine whether any impairment has occurred. Amortization expense for 1997 and 1996 totaled $506,268 and $507,914, respectively.

    CASINO REVENUES - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

    PROMOTIONAL ALLOWANCES - Food and beverage furnished without charge to customers is included in gross revenues at a value which approximates retail and then deducted as complimentary services to arrive at net revenues. The estimated cost of such complimentary services is charged to the casino department and was $41,807 and $40,916 for the years ended December 31, 1997 and 1996, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

    FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its note receivable and long-term debt based on the current rates offered to the Company for loans of the same remaining maturities. The estimated fair values of the Company's note receivable and long-term debt approximate their recorded values at December 31, 1997.

    INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements or tax returns. Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

    EARNINGS (LOSS) PER COMMON SHARE - Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", was issued by the Financial Accounting Standards Board ("FASB") in February 1997, and establishes standards for computing and presenting earnings per share ("EPS") to make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS for entities with complex capital structures. The Company adopted the provisions of SFAS No. 128 during the fourth quarter of the year ended December 31, 1997. Earnings
    (loss) per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the year. The adoption of SFAS No. 128 had no effect on the prior year's disclosure of loss per common share. The common equivalent shares resulting from all stock options, warrants, convertible debt, and convertible preferred stock have not been included in the computations of dilutive earnings(loss) per share since their inclusion would have an anti-dilutive effect.

    AWARDS OF STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, "ACCOUNTING FOR AWARDS OF STOCK-BASED COMPENSATION," which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and discloses the required pro forma effect on net income (loss) and net income
    (loss) per common share (see Note 12).

    RECENTLY ISSUED ACCOUNTING STANDARDS - On June 30, 1997, the FASB issued SFAS No. 130, "REPORTING COMPREHENSIVE INCOME." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for the Company's fiscal year ending December 31, 1998. Management of the Company does not believe this new SFAS will have a material effect on the Company's consolidated financial statements.

    The FASB has issued SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which establishes new standards for determining a reportable segment and for disclosing information regarding each such segment. A reportable segment is an operating segment: (a) that engages in business activities from which it earns revenues and incurs expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance, (c) for which discrete financial information is available, and (d) that exceeds specific quantitative thresholds. SFAS No. 131 will be effective for the Company beginning December 1, 1998. On adoption, and to the extent practicable, segment information for earlier comparative years will be restated. The Company anticipates, with the adoption of SFAS No. 131, it will expand its segment disclosures relative to its Oregon, Delaware, Michigan, California, South Dakota and Mississippi operations. The Company believes the segment information required to be disclosed under SFAS 131 will have no effect on the Company's consolidated results of operations, financial position or cash flows, but will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable operating segments.

    RECLASSIFICATIONS - Certain 1996 amounts have been reclassified to conform to the current year presentation.

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

3.  ASSETS HELD FOR SALE / IMPAIRMENT OF LONG-LIVED ASSETS

    Because of the Company's intent to dispose of DGR, the Company has reclassified certain assets of DGR to other assets - assets held for sale.

    The Company has determined that the carrying amount of the assets held for sale may not be recoverable and has therefore recorded an allowance for impairment as of December 31, 1997 of $4,154,290. The allowance was calculated using available information which indicates the estimated loss which could be incurred upon disposition, based on estimated fair value of the assets, less costs of disposition.

    During the years ended December 31, 1997 and 1996, DGR reported net income before taxes of $421,597 and net loss of $769,479, respectively, including the impairment losses of $3,220 and $1,051,070, respectively.

4.  INVESTMENTS IN JOINT VENTURES

    GTECH RELATIONSHIP

    The Company entered into a series of agreements with GTECH in 1995 to jointly pursue gaming opportunities. Pursuant to the agreements, the following limited liability companies, equally owned by Dreamport, Inc. ("Dreamport"), a subsidiary of GTECH, and the Company were formed: Gaming Entertainment L.L.C. ("GELLC"), Gaming Entertainment (Delaware) L.L.C. ("GEDLLC"), Gaming Entertainment (Michigan) L.L.C. ("GEMLLC"), and Gaming Entertainment (California) L.L.C. ("GECLLC").

    The Company contributed to the capital of the joint ventures its rights to agreements with the Coquilla Indian Tribe to finance and develop a gaming and entertainment facility in North Bend, Oregon and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair gaming projects. In payment for its interest in the joint ventures, GTECH contributed cash and other intangible assets and committed to loan the joint ventures up to $16.4 million to complete the North Bend, Oregon, and Delaware facilities. The Company has agreed to guarantee one-half of the obligations of the joint ventures to GTECH under these loans. At December 31, 1997, the Company had guaranteed one-half of a $3.55 million loan to GEDLLC. GTECH has also agreed to make loans to the Company for its portion of the financing of projects if the Company is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint ventures.

    As part of the formation of the joint ventures, certain directors of the Company and a stockholder have granted to GTECH an option to purchase their shares should they propose to transfer the same.

    In March 1997, the Company and GTECH modified their agreement to no longer require each party to present prospective business opportunities to the other.

    The following is a summary of each of the gaming opportunities and the items which have been contributed at book value to capital of the joint ventures by the Company.

    GELLC

    GELLC leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquilla Tribe on which the gaming facility is located and subleases a portion of the land back to the same entity. The master lease expires in 2019 and the sublease expires in 2002 with options to renew. In July 1995, an addendum to the agreement with the tribe was signed by the Company and Dreamport, which reduced the obligations of GELLC to provide financing to $10.4 million, extended the date when payments begin and modified the method of computing participating rents and loan repayments. During 1995, the facility began operations. During 1996, the Company contributed to capital additional gaming development costs of $5,467, and in 1997 contributed to capital an additional $12,500 cash.

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

    GEDLLC

    GEDLLC developed, constructed and equipped a gaming entertainment center at Harrington Raceway in Harrington, Delaware, and provided financing through a capital lease arrangement. GEDLLC has a 15 year management agreement and is compensated based upon a percentage of Gross Revenues and a percentage of Operating Profits, as both are defined. The facility began operations in August 1996.

    Through December 31, 1997 and 1996, the Company has advanced funds to GEDLLC totaling $544,890 and $1,886,498, respectively, evidenced by a note which bears interest at prime plus 1% (9. 5% at December 31, 1997) and is payable from available operating cash flows. The note is secured by a similar receivable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc., with the same terms and interest rate. The current portion of the note receivable recorded at December 31, 1997 is based upon cash payments received through March 1998.

    GEMLLC

    In late 1996, GEMLLC renegotiated its management contract with the Nottawaseppi Huron Band of Potawatomi and with the 15% owner of the interests in the agreements. Under the new contract, the joint venture will finance, develop and manage gaming operations on reservation lands to be acquired near Battle Creek, Michigan. The 15% owner will be paid a royalty fee in lieu of its original 15% ownership in earlier contracts with the tribe. The assignment of the development rights by the Company to GEMLLC was approved by the tribe, and gaming development costs of $4,372,446 were contributed to capital of GEMLLC by the Company.

    During 1997, the Company contributed additional gaming development costs of $160,962 and cash of $12,500 to capital of GEMLLC. GEMLLC is a development stage company as of December 31, 1997.

    GECLLC

    GECLLC, pursuant to an agreement with the Torres Martinez Desert Cahuilla Indians, has certain rights to develop, manage and operate gaming activities for the tribe. During 1997, gaming development costs of $16,098 and cash of $12,500 were contributed to capital of GECLLC by the Company. During

    1996, the Company contributed additional gaming development costs of $51,670 to capital of GECLLC. GECLLC is a development stage company as of December 31, 1997.

    The following is a summary of condensed financial information for the joint ventures as of December 31, 1997 and 1996 and for the years then ended:

    1997
    CONDENSED BALANCE SHEETS

                            GELLC        GEMLLC      GEDLLC      GECLLC      TOTAL

    Current assets        $   385,998  $   25,165  $ 1,075,274  $ 25,146  $ 1,511,583
    Noncurrent assets         175,681   5,463,529    3,328,272   240,765    9,208,247
                          -----------  ----------  -----------  --------  -----------

    Total                 $   561,679  $5,488,694  $ 4,403,546  $265,911  $10,719,830
                          ===========  ==========  ===========  ========  ===========

    Current liabilities   $   195,985  $  170,549  $   967,487  $139,347  $ 1,473,368
    Members' capital          365,694   5,270,646      132,643   126,564    5,895,547
                          -----------  ----------  -----------  --------  -----------

    Total                 $   561,679  $5,488,694  $ 4,403,546  $265,911  $10,719,830
                          ===========  ==========  ===========  ========  ===========

    Company's equity
     in net assets        $   182,847  $4,712,928  $    66,322  $ 63,282  $ 5,025,379
                          ===========  ==========  ===========  ========  ===========

    1997
    CONDENSED STATEMENTS OF OPERATIONS

    Revenues              $ 2,062,212  $     -     $11,242,145  $   -     $13,304,357
                          ===========  ==========  ===========  ========  ===========

    Net income (loss)     $ 2,000,145  $  (19,424) $ 4,312,854  $(73,843) $ 6,219,732
                          ===========  ==========  ===========  ========  ===========

    Company's equity
     in net income
     (loss)               $ 1,000,073  $   (9,712) $ 2,156,426  $(36,922) $ 3,109,865
                          ===========  ==========  ===========  ========  ===========


    1996
    CONDENSED BALANCE SHEETS

                            GELLC        GEMLLC      GEDLLC      GECLLC      TOTAL

    Current assets        $   256,792  $     -     $ 2,930,644  $    -    $ 3,187,436
    Noncurrent assets         214,012   5,094,106    7,448,316   208,569   12,965,003
                          -----------  ----------  -----------  --------  -----------

    Total                 $   470,804  $5,094,106  $10,378,960  $208,569  $16,152,439
                          ===========  ==========  ===========  ========  ===========

    Current liabilities   $    67,092  $  125,960  $ 2,299,569  $ 40,358  $ 2,532,979
    Noncurrent
     liabilities                 -           -       7,407,762      -       7,407,762
    Members' capital          403,712   4,968,146      671,629   168,211    6,211,698
                          -----------  ----------  -----------  --------  -----------

    Total                 $   470,804  $5,094,106  $10,378,960  $208,569  $16,152,439
                          ===========  ==========  ===========  ========  ===========

    Company's equity
     in net assets        $   201,856  $4,561,679  $   335,814  $ 84,105  $ 5,183,454
                          ===========  ==========  ===========  ========  ===========

    1996
    CONDENSED STATEMENTS OF OPERATIONS

    Revenues              $ 1,755,646  $     -     $ 3,069,516  $   -     $ 4,825,162
                          ===========  ==========  ===========  ========  ===========

    Net income (loss)     $ 1,655,498  $  (79,037) $ 1,038,223  $(65,358) $ 2,549,326
                          ===========  ==========  ===========  ========  ===========

    Company's equity
     in net income
     (loss)               $   827,749  $  (39,519) $   519,112  $(32,679) $ 1,274,663
                          ===========  ==========  ===========  ========  ===========


    Revenues from joint ventures in 1996 include the Company's equity in net income of the joint ventures of $1,274,663 and reimbursements of $834,370 from GTECH for prior year costs pursuant to the joint venture agreements with GTECH.


5.  DEBT

    Debt consists of the following at December 31, 1997:

     Note payable, secured by a first mortgage on all real property of DGR
      (included in assets held for sale) and partially secured by the guarantee of FHRI, the personal guarantee of certain stockholders and the Company's
      Chief Executive Officer; interest at prime plus 2 1/4% for the period of
      June 1, 1996 through May 31, 2002 (10.75% at December 31, 1997); principal and interest due in monthly installments of $57,597 through May 31, 2002,
      at which time all unpaid principal and interest will be due.                $ 3,530,983

     Convertible, unsecured note payable to GTECH Corporation; original principal amount of $3,000,000, no payments or accrued interest until
      January 25, 1998 when interest began to accrue at the lesser of the maximum lawful rate of interest, or the prime rate; interest due monthly beginning February 1, 1998 through January 25, 2001, at which time all unpaid principal and interest will be due. The note was convertible, subject to regulatory approval, at the holder's option in whole or part at any time prior to January 25, 1998 into common stock of the Company at a conversion price of five dollars principal amount of the note for one share of stock, recorded net of unamortized discount at December 31, 1997 of $18,321 based on imputed interest rate of 8.25%. On January 25, 1998
      the conversion option expired.                                                2,981,679

     Note payable to stockholder; interest at prime (8.50%
      at December 31, 1997) payable quarterly commencing on
      January 31, 1996; principal payable on demand.                                  375,000
                                                                                  -----------
                                                                                    6,887,662
     Total
     Less current portion                                                             697,100
                                                                                  -----------
     Long-term portion                                                            $ 6,190,562
                                                                                  ===========

    The first mortgage note payable includes certain financial covenants which restrict the uses of DGR's cash to the operations and debt service of DGR and which require DGR to maintain a certain tangible net worth and debt service coverage ratio. DGR was not in compliance with the tangible net worth requirement as of December 31, 1997. However, DGR has obtained a waiver of the tangible net worth ratio requirement through December 31, 1998.
                                      F-14

    The scheduled maturities of debt are as follows:

        YEAR ENDING
        DECEMBER 31,

            1998                                                $  697,100
            1999                                                   359,013
            2000                                                   400,157
            2001                                                 3,427,695
            2002                                                 2,003,697
                                                                ----------
            Total                                               $6,887,662
                                                                ==========

6.  STOCKHOLDERS' EQUITY

      As part of a public offering in August 1993, warrants to purchase shares of the Company's common stock were issued. The exercise price of the warrants and the number of shares issuable per warrant were based on a dilution agreement and, as of January 1, 1997, 778,534 warrants to purchase 925,988 shares of common stock at $4.20 per share were exercisable through February 10, 1997. In February 1997, 700 warrants were exercised for 831 common shares of the Company, with net proceeds of $3,500. The remaining warrants expired on February 10, 1997.

      The Company also sold to the underwriters of the Company's public offering warrants at $.01 per warrant to acquire 80,000 units, each unit consisting of three shares of the Company's common stock and a warrant to purchase additional shares of the Company's common stock. The exercise price of warrants to purchase the units and the exercise price and number of shares issuable per warrant for the warrants issuable upon purchase of the unit are based upon a dilution agreement. As of January 1, 1997, 57,500 warrants to purchase 68,393 shares of common stock at $4.20 per share were exercisable through, and expired on February 10, 1997. As of December 31, 1997, warrants to purchase 22,500 units were exercisable at $13.17 per unit through August 9, 1998.

      Options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to the Company's General Counsel, all of which were exercisable at December 31, 1997.

      During 1997 options to purchase 750,000 shares of common stock at $3.375 per share were issued to the directors of the Company, of which 250,000 were exercisable at December 31, 1997.

      Additionally, one director was granted options to purchase 10,000 shares of common stock at $3.46 per share under the 1992 Nonemployee Director Stock Plan, all of which were exercisable at December 31, 1997.

      The Company's preferred stock may be converted, at the option of the holder, to common stock on a one-for-one basis, has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. If the Company is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock. The stockholders' right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $1,155,000 at December 31, 1997. Through December 31, 1997, no dividends have been declared or paid.

7.    INCOME TAXES

      The income tax provision recognized in the consolidated financial statements consists of the following:

                                                  1997            1996

         Current federal provision             $  (16,862)     $      -
         Current state provision                 (258,779)            -
                                               ----------      --------
         Total current provision               $ (275,641)     $      -
                                               ==========      ========

      A reconciliation of the income tax (provision) benefit with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated income (loss) before income taxes is as follows:

                                                           1997        1996

        Tax (provision) benefit at U.S. statutory rate  $(429,230)  $ 266,000
        State taxes                                      (170,794)       -
        Change in valuation allowance                     493,249     (87,000)
        Goodwill amortization                            (172,131)   (177,000)
        Other                                               3,265      (2,000)
                                                        ---------   ---------
        Total                                           $(275,641)  $     -
                                                        =========   =========

      The Company's deferred tax items as of December 31, 1997 are as follows:

                                                     CURRENT  NON-CURRENT    TOTAL

       Deferred tax assets:
        Net operating loss carryforward             $   -     $  890,765  $  890,765
        Tax credit carryforwards                        -         24,414      24,414
        Difference between book and tax basis
         of assets held for sale                        -      1,380,700   1,380,700
        Accrued expenses                             22,123         -         22,123
                                                    -------   ----------  ----------
        Total deferred tax assets                    22,123    2,295,879   2,318,002

       Deferred tax liabilities:
        Difference between book and tax basis of
         gaming rights                                  -     (2,008,915) (2,008,915)
        Other                                        (2,025)        -         (2,025)
                                                    -------   ----------  ----------
         Total deferred tax liabilities              (2,025)  (2,008,915) (2,010,940)

       Valuation allowance                          (20,098)    (286,964)   (307,062)
                                                    -------   ----------  ----------

       Net                                          $   -     $     -     $     -
                                                    =======   ==========  ==========

      At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $2,620,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2014. The availability of the loss carryfowards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

8.    RELATED PARTY TRANSACTIONS

      At December 31, 1997, the Company held a note receivable of $106,760 from a director of the Company.

      Total interest expense and debt issue costs charged to operations in 1997 and 1996 related to the note payable to a stockholder were $31,567 and $34,872, respectively.

      See Notes 4 and 10 for discussion of transactions with joint ventures.

      See Note 5 for a discussion of a note payable to stockholder.

9. BENEFIT PLAN

      On January 1, 1994, the Company adopted a 401(k) plan that covers all eligible employees. Participants may contribute a percentage of eligible wages up to 15% of their annual salaries, with the Company matching up to a maximum of 50% of the first 4% of participant wages contributed. The Company's matching contributions were $20,492 and $22,447 for the years ended December 31, 1997 and 1996, respectively.

10. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

      Cash payments for interest for the years ended December 31, 1997 and 1996 were $440,612 and $694,602, respectively.

      The following noncash investing and financing activities are not reflected in the consolidated statements of cash flows:

      During the year ended December 31, 1997, the Company purchased property with a fair value of $24,047, in exchange for property with a net book value of $11,005 which approximated its fair value, and cash payment of $13,042.

      During the year ended December 31, 1997, the Company transferred computer equipment with a net book value of $16,530 from assets held for sale to other assets.

      During the year ended December 31, 1996, the Company increased its investment in the joint ventures by assigning and/or contributing gaming rights and gaming development costs of $4,429,583.

      During the year ended December 31, 1996 the Company recorded an increase in additional paid-in capital and an increase in debt discount of $439,727.

      During the year ended December 31, 1996 additional paid-in capital increased by $302,826 as a result of granting nonemployee stock options. This increase was offset by a decrease in additional paid-in capital resulting from the recording of deferred compensation expense for the same amount.

11.   LEGAL MATTERS

      The Company is party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters, will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

      In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star's appeal of that judgment is currently pending in the Mississippi appellate court. A decision is expected shortly. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on the Company's financial condition.

      In late 1995, Branson Hills Associates, L.P. (the "Plaintiff") filed a lawsuit in the Circuit Court of Taney County, Missouri, naming Lee Iacocca, William P. McComas, Ron Richey, and the Company and certain of its subsidiaries as defendants (collectively, the "Defendants"), as a result of the Company's acquisition (through the merger of its wholly-owned subsidiary with LAI) of an interest in certain property in Branson, Missouri. In October 1997, the Company resolved this lawsuit at no cost to Full House or its subsidiaries.

12.  STOCK-BASED COMPENSATION PLANS

      At December 31, 1997, the Company had three stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the Nonemployee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder) and an informal director stock plan. Had compensation cost for options granted under the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, the Company's net income (loss) and income (loss) per common share would have been restated to the pro forma amounts indicated below:

                                                                              1997        1996

        Net income (loss)                                   As reported     $ 986,799   $  (760,600)
                                                            Pro forma       $ 113,181   $(1,111,682)


        Income (loss) per common share, basic and diluted   As reported     $    0.08   $     (0.09)
                                                            Pro forma       $   (0.01)  $     (0.13)

      The Company has reserved 300,000 shares of its common stock for issuance under the Nonemployee Director Stock Plan. The Plan allows for options to be granted at prices not less than fair market value on the date of grant and are generally exercisable over a term of five years. The Company issued 10,000 options under the Plan during 1997.

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

      On March 3, 1997 ("the Grant Date"), the Board of Directors approved a grant of an option ("Option") to each of the Company's three directors, to purchase 250,000 shares of common stock at an exercise price per share of $3.375, the closing price of the common stock on the business day of the Grant Date. The Options were granted in consideration of the fact that services to the Company by such directors have exceeded and are expected to continue to exceed the duties of a typical corporate director. On May 12, 1997, at the Company's annual meeting, the stockholders ratified the Options. The Options become exercisable in 50,000 share increments commencing April 9, 1997 and on each anniversary thereafter. In addition, the Options for two of the directors provide that a 50,000 share increment became exercisable on the Grant Date.

      The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: expected volatility of 80 percent, risk-free interest rate of 6.2 percent and 6.1 percent, and expected life of 3.5 years and 2.5 years. For purposes of this calculation, the 210,000 options for which the exercise price was changed to $3.31 during April 1996, were treated as if granted during 1996 for vested options. Nonvested options were treated similarly, however, only the incremental increase in fair value was included in the fair value calculation.

      On December 20, 1996, a consultant, who is also a principal stockholder, was granted an option to purchase 250,000 common shares at $3.69 in return for consulting services to be provided over an approximate three year period. The options vested immediately. The fair value of $302,826 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80 percent, risk-free interest rate of 6.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense will be recognized ratably over the three year service period commencing in 1997. These options have not been included in the disclosures related to stock-based compensation.

      The total options outstanding under the 1992 Incentive Plan including the consulting options at December 31, 1997 and 1996 were 510,000. The total options outstanding under the Nonemployee Director Stock Plan and Director Stock Plan at December 31, 1997 was 10,000 and 750,000, respectively. There were no options outstanding under these plans at December 31, 1996.

      A summary of the status of the Company's incentive stock option plans (excluding options mentioned above which were issued to a consultant/principal stockholder) as of December 31, 1997 and 1996, and changes during the years then ended is presented below:


                                                 1997                     1996
                                      ------------------------  -----------------------
                                                    WEIGHTED -                WEIGHTED -
                                                    AVERAGE                   AVERAGE
                                        SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE
                                      ---------  --------------   -------  --------------
Outstanding at beginning of year        260,000     $   3.31      210,000   $   6.35

Granted                                 760,000     $   3.38       50,000   $   3.31

Exercised                                  --                        --

Forfeited                                  --                        --
                                      ---------                ----------
Outstanding at end of year            1,020,000     $   3.36      260,000   $   3.31
                                      =========                ==========
Options exercisable at year-end         490,000     $   3.35      190,000   $   3.31

Weighted-average fair value of
  options granted during the year     $    1.97                 $    2.02


      As of December 31, 1997, the 260,000 incentive options outstanding under the 1992 Incentive option plan all have an exercise price of $3.31 and a weighted-average remaining contractual life of 6.9 years. Effective April 9, 1996 the exercise price of the 210,000 options which had been outstanding at December 31, 1995 was decreased from a weighted-average of $6.35 to $3.31, the market price of the stock at that date. On January 9, 1998, 150,000 of the 260,000 incentive options outstanding under the Incentive option plan were forfeited.

13.   SUBSEQUENT EVENTS


      On February 23, 1998, the Company completed the purchase of a portion of a proposed gaming site in Biloxi, Mississippi. The Company acquired the site for $4,155,000 and the payment of certain related costs. The Company utilized cash on hand of $2,155,000 and obtained a $2 million bank loan in connection with the purchase. The bank loan is due in one year and bears interest at 1% above the prime rate of the bank. The loan can be renewed under certain circumstances. Negotiations to develop a theme hotel/casino at the site, with investment partners, are underway. The completion of the proposed transaction is subject to the approval of all required Mississippi gaming authorities as well as completion of due diligence, approval by the Company's Board of Directors, execution of definitive agreements with respect to acquisition and development at the site, and receipt of financing for the project.

      On March 6, 1998, California Governor Pete Wilson announced that he had reached an agreement on a compact for gaming which is intended to be the standard for gaming compacts with all Indian tribes in California. The compact would limit electronic gaming devices in Indian casinos to lottery-style devices and limit the number of devices to 19,900 statewide, which would be allocated equally among California's 100 federally recognized tribes. Tribes that do not choose to operate their own casinos could lease their allotment of gaming devices for up to $5,000 per device, per year. Tribal casinos would be limited to 975 gaming devices each, including leased machines. Tribes have been given 60 days from the March 6, 1998 date to either negotiate a separate compact or agree to the terms of the proposed standard compact. The Torres-Martinez Tribe has not determined which option to pursue; therefore, the Company cannot determine the impact of this event on the future development of gaming operations with the tribe by GECLLC.

      On March 25, 1998, the Company announced that it has reached an agreement for the sale of Deadwood Gulch Resort to a group of South Dakota businessmen. The buyer has paid over a non-refundable deposit of $300,000 to the Company and closing of the sale is scheduled to take place May 12, 1998. Closing is subject to the approval of the South Dakota gaming authorities.

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------
  21      List of Subsidiaries of Full House Resorts, Inc.*

  23.1    Consent of Deloitte & Touche LLP, Certified Public Accountants*

  27.1    Financial Data Schedule*