Form 10QSB
period 1998-03-31
FULL HOUSE RESORTS INC
filed 1998-05-15
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________

                           Commission File No. 0-20630
                                                              -------------
                            FULL HOUSE RESORTS, INC.
                            ------------------------
     (Exact name of small business issuer as specified in its charter)

      DELAWARE                                              13-3391527
---------------------------------                      ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 Full House Resorts, Inc.
 12555 High Bluff Drive
       Suite 380
  San Diego, California                                          92130
---------------------------------------                      --------------
(Address of principal executive offices)                        (zip code)

                                 (619) 350-2030
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 1998, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998 and December 31, 1997                    3

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1998 and 1997      4

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1998 and 1997      5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

PART II. Other Information                                               12

         Signatures                                                      13


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,                    DECEMBER 31,
ASSETS                                                                    1998                           1997
CURRENT ASSETS:
  Cash and cash equivalents                                           $ 1,160,136                    $ 2,422,884
  Note receivable - joint venture, current portion                           --                          544,911
  Restricted cash                                                         509,540                        530,881
  Accounts receivable                                                      11,019                         10,210
  Receivable from related party                                           105,608                        106,760
  Inventories                                                              82,455                         89,437
  Prepaid expenses                                                        178,604                        286,126
  Receivable from joint ventures                                          356,484                        343,200
                                                                      -----------                    -----------
    Total current assets                                                2,403,846                      4,334,409

ASSETS HELD FOR SALE - net                                              5,236,382                      5,542,078

LAND HELD FOR DEVELOPMENT                                               4,568,090                           --

GOODWILL - net                                                          1,771,950                      1,898,517

NOTE RECEIVABLE - JOINT VENTURE                                            29,249                         23,748

INVESTMENTS IN JOINT VENTURES                                           5,081,066                      5,025,379

OTHER ASSETS                                                              309,365                        922,612
                                                                      -----------                    -----------
TOTAL                                                                 $19,399,948                    $17,746,743
                                                                      ===========                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                   $ 2,737,326                    $   697,100
  Accounts payable                                                         94,532                         93,504
  Accrued expenses                                                        503,862                        526,297
  State taxes payable                                                        --                           16,862
                                                                      -----------                    -----------
    Total current liabilities                                           3,335,720                      1,333,763
                                                                      -----------                    -----------

LONG-TERM DEBT, net of current portion                                  5,791,377                      6,190,562
                                                                      -----------                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock, par value
      $.0001, 5,000,000 shares authorized; 700,000
      shares issued and outstanding; aggregate
      liquidation preference of $3,307,500 and $3,255,000                      70                             70
  Common stock, par value $.0001, 25,000,000 shares
      authorized; 10,340,380 shares issued and outstanding                  1,034                          1,034
  Additional paid in capital                                           17,057,367                     16,957,487
  Accumulated deficit                                                  (6,785,620)                    (6,736,173)
                                                                     ------------                   ------------
    Total stockholders' equity                                         10,272,851                     10,222,418
                                                                     ------------                   ------------

TOTAL                                                                $ 19,399,948                   $ 17,746,743
                                                                     ============                   ============

See notes to condensed consolidated financial statements.


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             1998                    1997
OPERATING REVENUES:
  Casino                                               $    181,358           $    273,170
  Hotel/RV park                                             234,598                233,476
  Retail                                                    221,201                244,353
  Food and beverage                                         169,759                173,158
  Fun park                                                       88                    747
  Joint ventures                                            827,393                774,456
                                                       ------------           ------------
                                                          1,634,397              1,699,360
  Less:  promotional allowances                             (40,067)               (30,200)
                                                       ------------           ------------
      Net operating revenues                              1,594,330              1,669,160
                                                       ------------           ------------
OPERATING COSTS AND EXPENSES:
  Casino                                                    159,521                274,558
  Hotel/ RV park                                            111,473                116,706
  Retail                                                    218,939                225,987
  Food and beverage                                         123,554                134,361
  Fun park                                                    7,922                 11,389
  Sales and marketing                                        63,592                 73,873
  General and administrative                                579,294                540,625
  Depreciation and amortization                             129,160                128,312
  Impairment of long-lived assets                              --                    3,220
                                                       ------------           ------------
           Total operating costs and expenses             1,393,455              1,509,031
                                                       ------------           ------------

INCOME FROM OPERATIONS                                      200,875                160,129

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs                    (223,682)              (176,005)
  Interest and other income                                  37,885                 44,184
                                                       ------------           ------------

INCOME BEFORE INCOME TAXES                                   15,078                 28,308

PROVISION FOR INCOME TAXES                                  (64,525)               (46,025)
                                                       ------------           ------------

NET LOSS                                                    (49,447)               (17,717)

Less, undeclared dividends
   on cumulative preferred stock                             52,500                 52,500
                                                       ------------           ------------

NET LOSS APPLICABLE TO COMMON SHARES                   $   (101,947)          $    (70,217)
                                                       ============           ============

LOSS PER COMMON SHARE, BASIC AND DILUTED               $      (0.01)          $      (0.01)
                                                       ============           ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                            10,340,380             10,339,992
                                                       ============           ============

See notes to condensed consolidated financial statements.


FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $   (49,447)          $   (17,717)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                        129,160               128,312
    Debt issue costs and imputed interest amortization                    27,632                64,278
    Amortization of deferred compensation expense                         99,880                25,237
    Impairment of long-lived assets                                         --                   3,220
    Equity in income of joint ventures                                  (827,393)             (774,456)
    Investments in joint ventures                                           --                 (88,098)
    Distributions from joint ventures                                    771,706               771,636
    Changes in assets and liabilities:
      Decrease in accounts receivable                                        343                16,225
      Decrease in restricted cash                                         21,341               124,641
      Decrease in inventories                                              6,982                 7,821
      Decrease in prepaid expenses                                       107,522               118,268
      Increase in other assets                                            (3,096)               (1,480)
      Decrease in accounts payable and accrued expenses                  (38,269)              (12,612)
                                                                     -----------           -----------
        Net cash provided by operating activities                        246,361               365,275
                                                                     -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of assets held for sale                                       (3,616)               (3,220)
  Proceeds from nonrefundable
    deposit on sale of assets held for sale                              300,000                  --
  Acquisition of land held for development                            (3,954,340)                 --
  (Increase) decrease in receivables from joint ventures                 526,126              (468,295)
                                                                     -----------           -----------
        Net cash used in investing activities                         (3,131,830)             (471,515)
                                                                     -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loan                                              2,000,000                  --
  Proceeds from exercise of warrants                                        --                   3,500
  Repayment of debt                                                     (377,279)              (70,187)
                                                                     -----------           -----------
        Net cash provided by (used in) financing activities            1,622,721               (66,687)
                                                                     -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,262,748)             (172,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,422,884             1,049,183
                                                                     -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,160,136           $   876,256
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

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

      The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

      CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130 (FASB 130), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted FASB 130 during the first quarter of 1998 without a material effect on the disclosures in its consolidated financial statements.

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

3.    SUBSEQUENT EVENT

      On March 25, 1998, the Company announced that it has reached an agreement for the sale of Deadwood Gulch Resort to a group of South Dakota businessmen. The approval of the South Dakota gaming authorities was received and the closing of the sale occurred on May 12, 1998.

                                     ******

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1998 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1997

         Revenues for the first quarter ended March 31, 1998 decreased $74,830 or 4.5% to $1,594,330 as compared with revenues of $1,669,160 for the first quarter ended March 31, 1997. The loss per share for the first quarters ended March 31, 1998 and 1997 was $0.01.

         JOINT VENTURE INCOME

         Joint Venture income increased $52,937 or 6.8% for the first quarter ended March 31, 1998 as compared to the same period in 1997. This increase is due to the improved operating results from the Oregon and Delaware joint ventures.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture increased $19,756 or 8.6% for the first quarter ended March 31, 1998, as compared to 1997 as a result of improved marketing of the casino.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $594,748 for the first quarter ended March 31, 1998. This was an increase in the Company's share of income of $40,520 or 7.3%. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid its obligation to the Delaware joint venture. The joint venture, in turn, prepaid its obligation to the Company.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. As compared to the first quarter of 1997, the Company's share of the loss from the California and Michigan joint ventures increased by $7,339 during 1998. The majority of the increase was due to an advance to the Torres-Martinez tribe for expenses. These joint venture companies are still in the development stage and do not have operating revenues.

         DEADWOOD GULCH RESORT

         CASINO OPERATIONS. Revenues from the casino operations decreased $91,812 or 33.6% for the first quarter ended March 31, 1998 over the same period in 1997 due to a significant reduction in Canadian bus tours as a result of unfavorable currency exchange rate fluctuations. Departmental expenses decreased $115,037 or 41.9% for the first quarter ended March 31, 1998 from 1997. As a result of the decrease in revenues and expenses, departmental profit increased by $23,225 as compared to the same period in 1997.

         HOTEL/RV PARK. Hotel occupancy decreased 18.6% for the first quarter ended March 31, 1998, and the average daily rate increased 20.8%. As a result, revenues for the first quarter increased $1,122 or 0.5% for the Hotel. Expenses decreased $5,233 or 4.5% during the three month period ended March 31, 1998 over the previous year. As a result, Hotel/RV Park departmental profit increased $6,355 or 5.4%. The Campground was closed for the season during the first quarters of both 1998 and 1997.

         RETAIL. Revenues decreased by $23,152 or 9.5% for the first quarter ended March 31,1998 from 1997. Expenses in 1998 decreased by $7,048 or 3.1% as compared to 1997. As a result, departmental profit decreased by $16,104 or 87.7%.

         FOOD AND BEVERAGE. Revenues for the first quarter ended March 31, 1998 were $169,759 (which includes $33,339 of promotional allowances), a decrease of $3,399 or 2.0% from 1997 (which included $27,466 of promotional allowances). The departmental profit after subtracting promotional allowances increased $1,535 or 13.5% from 1997. Management attributes the improvement to reduction in departmental expenses of $10,807.

         GULCHES OF FUN FAMILY CENTER. Although revenues for the first quarter ended March 31, 1998 decreased $659 from 1997, due principally to closure of the Center during the winter season , departmental expenses decreased $3,467 from 1997 and, as a result, departmental loss decreased $2,808.

         SALES AND MARKETING EXPENSES. Sales and Marketing expenses decreased $10,281 or 13.9%.

         GENERAL AND ADMINISTRATIVE EXPENSES - RESORT. Expenses decreased $2,067 or 1.4% in the first quarter of 1998 as compared to the comparable period in 1997.

         NON-RESORT EXPENSES

         GENERAL AND ADMINISTRATIVE EXPENSES. Non-Resort expenses for the three months ended March 31, 1998 increased $40,736 or 10.4%, as compared to the comparable period in 1997. This increase is primarily due a stock option grant. On January 6, 1998, Gregg Giuffria, who later became president and chief operating officer of the Company, was granted an option to purchase 70,001 common shares at $2.03. The options vested immediately. The value of $74,644 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 95 percent, risk-free interest rate of 5.4 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense was recognized in the first quarter of 1998. In 1998, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $848 for the three months ended March 31, 1998 over 1997.

         IMPAIRMENT OF LONG-LIVED ASSETS. In January 1996, the Company announced its intent to dispose of the Deadwood Gulch Resort. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company sold Deadwood Gulch Resort on May 12, 1998.

        INTEREST EXPENSE AND DEBT ISSUE COSTS. Interest expense and debt issue costs increased by $47,677 primarily due to increased borrowings.

         INTEREST AND OTHER INCOME. Interest and other income decreased by $6,299 or 14.3% in 1998 as compared to 1997 due to the prepayment of the Delaware LLC note receivable.

         INCOME TAX EXPENSE. State income tax expense was $64,525 for the first quarter ended March 31, 1998 and $46,025 for the same period in 1997. At March 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,620,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2014. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

         Earnings before interest, taxes, depreciation and amortization (EBITDA), for the three months ended March 31, 1998 improved by $38,374 or 13.2% over 1997 to $330,035 for the three months ended March 31, 1998. EBITDA should not be construed as an indication of the Company's operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity. The Company has presented EBITDA solely as supplemental disclosure because the Company believes that it enhances the understanding of the financial performance of companies with substantial depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1998, cash of $246,361 was provided by operating activities. Sources of cash included distributions from joint ventures of $771,706, depreciation and amortization of $229,040, debt issue costs and debt discount of $27,632 and a decrease in prepaid expenses of $107,522, but reduced by equity in income of joint ventures of $827,393 net loss of $49,447 more fully explained above and other net uses of cash of $12,699. Cash from investing activities was used in the amount of $3,131,830, primarily as a result of an acquisition of land totaling $3,954,340 and purchases of assets held for sale of $3,616, but reduced by a decrease in receivables from joint ventures of $526,126, and receipt of a $300,000 nonrefundable deposit. Cash provided by financing activities was $1,622,721 which was the result of proceeds from borrowings of $2,000,000, reduced by repayment of debt totaling $377,279. As a result of the above factors, there was a net decrease in cash and cash equivalents of $1,262,748.

         During the first three months of 1998, the Company's working capital declined by $3,932,520 to a working capital deficit of $931,874 as of March 31, 1998 due to the acquisition of land discussed herein.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrues interest, payable quarterly, at a rate equal to the "prime" rate, 8.5% at March 31, 1998, and such principal amount, together with all accrued interest, is due and payable in full upon demand by the holder of this note. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega. On May 11, 1998, Full House received a request for repayment of the $375,000 note and intends to repay the note, plus all accrued interest.

         Full House is a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and has guaranteed to GTECH one-half of a $2.0 million loan to the North Bend, Oregon Indian Tribe. GTECH also provides project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan was convertible, until January 1998 into 600,000 shares of Full House Common Stock. The loan conversion clause expired without exercise. The note bears interest at prime. Interest is paid monthly and the unpaid principal and interest are due on January 25, 2001. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. The parties are no longer required to present gaming opportunities to the other for joint development.

         The Company advanced funds to the Delaware joint venture company totaling $1,886,498, of which $544,911 was outstanding as of December 31, 1997. The note was paid in full as of February 1998.

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

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The note bears interest at prime plus 2-1/4%, which was 10.75% at March 31, 1998. Payments are due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan has been guaranteed by Messrs. McComas and Paulson and a former director of the Company. The agreements executed by DGR in connection with the note limit payments by DGR to Full House. The agreements included financial covenants which require maintenance of minimum tangible net worth and debt service coverage ratios. This debt was retired with the proceeds from the sale of the Resort on May 12, 1998.

         On February 23, 1998, the Company completed the purchase of a portion of a proposed gaming site in Biloxi, Mississippi. The Company acquired the site for $4,155,000 and the payment of certain related costs. The Company utilized cash on hand of $2,155,000 and obtained a $2 million bank loan in connection with the purchase. The bank loan is due on February 25, 1999 and bears interest at 1% above the prime rate of the bank. The loan can be renewed under certain circumstances. Negotiations to develop a theme hotel/casino at the site, with investment partners, remain underway. The completion of the proposed transaction is subject to the approval of all required Mississippi gaming authorities as well as completion of due diligence, approval by the Company's Board of Directors, execution of definitive agreements with respect to acquisition and development of the site, and receipt of financing for the project.

         As of March 31, 1998, Full House had cumulative undeclared and unpaid dividends in the amount of $1,207,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

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

                           PART II - OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            As of March 31, 1998, cumulative dividends were $1,207,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.

                  27.1      Financial Data Schedule

            (b)   Reports on Form 8-K;

                  Acquisition of Assets - filed March 12, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FULL HOUSE RESORTS, INC.

Date:  May 14, 1998

                                           By /s/GREGG R GIUFFRIA
                                               -----------------------------
                                               Gregg R. Giuffria, President and
                                               Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT             DESCIPTION
-------             ----------

27.1               Finamcial Data Schedule