Form 10QSB
period 1998-06-30
FULL HOUSE RESORTS INC
filed 1998-08-14
CIK 891482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________.


                                     0-20630
                              --------------------
                              (Commission File No)

                            FULL HOUSE RESORTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                              13-3391527
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      12555 HIGH BLUFF DRIVE
           SUITE 380
      SAN DIEGO, CALIFORNIA                                         92130
----------------------------------------                          ----------
(Address of principal executive offices)                          (zip code)

                                 (619) 350-2030
                        -------------------------------
                        (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]          No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 7, 1998, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                             FULL HOUSE RESORTS, INC
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.     Financial Information

            Item 1. Condensed Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1998 and December 31, 1997                       3

                    Condensed Consolidated Statements of Operations
                    for the three months and six months ended June 30, 1998
                    and 1997                                                  4

                    Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1998 and 1997           5

                    Notes to Condensed Consolidated Financial Statements      6

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       8

PART II.    Other Information                                                11

            Signatures                                                       12

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                        JUNE 30,      DECEMBER 31,
                                                         1998            1997
                                                        --------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $  1,766,224    $  2,422,884
  Note receivable - joint venture, current portion           --           544,911
  Restricted cash                                            --           530,881
  Accounts receivable                                          39          10,210
  Receivable from related party                              --           106,760
  Inventories                                                --            89,437
  Prepaid expenses                                         86,155         286,126
  Receivable from joint ventures                          378,153         343,200
                                                     ------------    ------------
    Total current assets                                2,230,571       4,334,409

ASSETS HELD FOR SALE - net                                   --         5,542,078
LAND HELD FOR DEVELOPMENT                               4,568,090            --
GOODWILL - net                                          1,645,383       1,898,517
NOTE RECEIVABLE - JOINT VENTURE                            29,249          23,748
INVESTMENTS IN JOINT VENTURES                           5,121,734       5,025,379
OTHER ASSETS                                              333,383         922,612
                                                     ------------    ------------
TOTAL                                                $ 13,928,410    $ 17,746,743
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                  $       --      $    697,100
  Accounts payable                                         82,370          93,504
  Accrued expenses                                         35,738         526,297
  Income taxes payable                                      9,880          16,862
                                                     ------------    ------------
    Total current liabilities                             127,988       1,333,763
                                                     ------------    ------------

LONG-TERM DEBT, net of current portion                  3,000,000       6,190,562
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock,
    par value $.0001, 5,000,000 shares
    authorized; 700,000 shares issued and
    outstanding; aggregate liquidation
    preference of $3,360,000 and $3,255,000                    70              70
  Common stock, par value $.0001, 25,000,000
    shares authorized; 10,340,380 shares
    issued and outstanding                                  1,034           1,034
  Additional paid in capital                           17,096,373      16,957,487
  Accumulated deficit                                  (6,297,055)     (6,736,173)
                                                     ------------    ------------
    Total stockholders' equity                         10,800,422      10,222,418
                                                     ------------    ------------
TOTAL                                                $ 13,928,410    $ 17,746,743
                                                     ============    ============


See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                                   1998            1997                   1998             1997

JOINT VENTURE REVENUES                      $     967,297     $    818,862          $  1,794,690     $   1,593,318

OPERATING COSTS AND EXPENSES:
  General and administrative                      489,910          426,678               921,441           817,473
  Depreciation and amortization                   129,227          128,366               258,387           256,678
                                            -------------     ------------          ------------     -------------
    Total operating costs and expenses            619,137          555,044             1,179,828         1,074,151
                                            -------------     ------------          ------------     -------------
OPERATING INCOME                                  348,160          263,818               614,862           519,167

OTHER INCOME (EXPENSE):
  Interest expense and debt issue costs          (101,032)         (63,195)             (203,313)         (127,215)
  Interest and other income                       106,064           37,261               137,087            78,815
                                            -------------     ------------          ------------     -------------

INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                                    353,192          237,884               548,636           470,767

  Provision for income taxes                      (73,175)         (82,400)             (137,700)         (128,425)
                                            -------------     ------------          ------------     -------------

INCOME FROM CONTINUING
  OPERATIONS                                      280,017           155,484              410,936           342,342

DISCONTINUED OPERATIONS (NOTE 3):
  Income (loss) from operations of
    Deadwood Gulch Resort                        (176,677)          37,917              (357,043)         (163,438)
  Gain on disposal of Deadwood Gulch
    Resort                                        385,225                -               385,225                 -
  Impairment of Deadwood Gulch
    Resort long lived assets                            -                -                     -            (3,220)
                                            -------------     ------------          ------------     -------------

NET INCOME                                        488,565          193,401               439,118           175,684

 Less, undeclared dividends
   on cumulative preferred stock                  (52,500)         (52,500)             (105,000)         (105,000)
                                            -------------     ------------          ------------     -------------

NET INCOME APPLICABLE
 TO COMMON SHARES                           $     436,065     $    140,901          $    334,118     $      70,684
                                            =============     ============          ============     =============

INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS
  BASIC AND DILUTED                         $        0.02     $       0.01          $       0.03     $        0.02
                                            =============     ============          ============     =============

NET INCOME PER COMMON
  SHARE BASIC AND DILUTED                   $        0.04     $       0.02          $       0.03     $        0.01
                                            =============     ============          ============     =============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     10,340,380       10,340,380            10,340,380        10,340,187
                                            =============     ============          ============     =============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           ------------------
                                                                           1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   439,118    $   175,684
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                        258,387        256,678
    Debt issue costs and imputed interest amortization                    33,840        128,556
    Amortization of deferred compensation expense                        138,886         50,473
    Impairment of long-lived assets                                         --            3,220
    Gain on disposal of assets held for sale                            (385,225)          (274)
    Equity in income of joint ventures                                (1,794,690)    (1,593,318)
    Investments in joint ventures                                           --         (147,060)
    Distributions from joint ventures                                  1,698,335      1,621,487
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                         112,944        (45,025)
      Decrease in restricted cash                                        530,881         81,484
      Decrease in inventories                                              8,297          3,734
      Decrease in prepaid expenses                                       173,597         63,521
      Increase in other assets                                            (4,774)        (1,480)
      Increase (decrease) in accounts payable and accrued expenses      (421,301)       104,266
                                                                     -----------    -----------
        Net cash provided by operating activities                        788,295        701,946
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of assets held for sale                                       (5,855)       (42,371)
  Proceeds from sale of assets held for sale                           5,930,326         43,661
  Proceeds from sale of current assets and liabilities                    11,439           --
  Acquisition of land held for development                            (3,954,340)          --
  Net payments on purchase options                                       (25,000)          --
  (Increase) decrease in receivables from joint ventures                 504,457       (369,925)
                                                                     -----------    -----------
        Net cash provided by (used in) investing activities            2,461,027       (368,635)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loan                                              2,000,000           --
  Proceeds from exercise of warrants                                        --            3,500
  Repayment of debt                                                   (5,905,982)      (141,706)
                                                                     -----------    -----------
        Net cash used in financing activities                         (3,905,982)      (138,206)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                          (656,660)       195,105
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,422,884      1,049,183
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,766,224    $ 1,244,288
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

      The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

      CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (FASB 130), which is effective for fiscal years beginning after December 15, 1997. FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted FASB 130 during the first quarter of 1998 without a material effect on the disclosures in its consolidated financial statements.

      The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (FASB 131), which is effective for financial statements for periods beginning after December 15, 1997. FASB 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments on interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the effect adoption of FASB 131 will have on disclosures in its consolidated financial statements.

3.    DISCONTINUED OPERATIONS

      On May 12, 1998, the Company completed the sale of Deadwood Gulch Resort ("DGR") for $6 million cash and the proration of certain related items. The company received net proceeds of $5,941,765 from the sale of DGR, which includes the $6 million cash portion of the sales price in addition to $11,439 received from the buyer for the proration of inventory, receivables and prepaid assets offset by advance deposits, progressive jackpot liabilities and closing costs of $69,674. Revenues from DGR for the three and six month periods ended June 30, 1998 were $309,303 and $1,076,240 compared to $1,287,902 and $2,182,606 for the comparable periods of 1997. The gain on the sale, recorded in the second quarter of 1998, was $385,225. The results of DGR have been classified as discontinued operations in the accompanying financial items.

4.    SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

      Cash payments for interest for the six months ended June 30, 1998 and 1997 were $372,864 and $221,186, respectively.

      The following noncash investing activity is not reflected in the condensed consolidated statements of cash flows:

      During the six months ended June 30, 1998, the Company applied purchase option deposits of $613,750 towards the acquisition of land held for development.

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

      JOINT VENTURE INCOME. Increased $148,435, or 18.1%, and $201,372, or 12.6%, for the three month and six month periods ended June 30, 1998 as compared to the comparable periods in 1997. These increases are due to the improved operating results from the Delaware and Oregon joint ventures.

      DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $710,807 and $1,305,556, respectively, for the three and six month periods ended June 30, 1998. These represented increases in the Company's share of income of $113,155, or 18.9%, and $153,675, or 13.3%, over the comparable periods of 1997. The increases are attributed to an established marketing plan in place at the facility and the addition of 122 video slot machines on May 22, 1998. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid its obligation to the Delaware joint venture. The joint venture, in turn, prepaid its obligation to the Company in February 1998.

      OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture increased $28,221, or 11.8%, and $47,978, or 10.2%, for the three and six month periods ended June 30, 1998, respectively, as compared to 1997 as a result of improved marketing of the casino.

      CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of the loss from the California and Michigan joint ventures decreased by $7,059 for the three months ended June 30, 1998 and increased by $281 for the six months ended June 30, 1998 as compared to the comparable periods in 1997. These joint venture companies are still in the development stage and do not have operating revenues.

      GENERAL AND ADMINISTRATIVE EXPENSES. Expenses increased $63,232, or 14.8%, and $103,968, or 12.7%, for the three and six month periods ended June 30, 1998, respectively, as compared to the comparable periods in 1997. This increase is primarily due to the grant, on January 6, 1998 of a vested stock option to Gregg Giuffria, who later became president and chief operating officer of the Company, to purchase 70,001 common shares at $2.03. The value of $240,964 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 95 percent, risk-free interest rate of 5.4 percent, and expected life of 2.0 years. As the options were granted to a then nonemployee in return for services, consulting expense was recognized in the first quarter of 1998 in the amount of $74,554, and the remaining $166,320 is being amortized over a 36 month period beginning April 1998. In addition, in 1998, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

      INTEREST EXPENSE AND DEBT ISSUE COSTS. For the three and six month periods ended June 30, 1998, interest expense and debt issue costs increased by $37,837 and $76,098, respectively, as compared to 1997 due to a $2 million bank loan used to acquire property in Mississippi.

      INTEREST AND OTHER INCOME. Interest and other income increased by $68,803 and $58,272 for the three and six month periods ended June 30, 1998, respectively. These increases are due to a one time reimbursement of $85,532 from the former Chairman of the Board for costs associated with the gaming opportunities presented to the Company by him, partially offset by a reduction in interest income due to the prepayment of the Delaware LLC note receivable.

      INCOME TAX EXPENSE. State income tax expense was $73,175 and $137,700 for the three months and six months ended June 30, 1998, respectively. At June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,180,000, which may be carried forward to offset future taxable income.

The loss carryforwards expire in 2007 through 2014. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

      DISCONTINUED OPERATIONS - DEADWOOD GULCH RESORT

      INCOME (LOSS) FROM OPERATONS. Loss from the operation of Deadwood Gulch Resort of $176,677 and $357,043 represent increased losses of $214,594 and $193,605 for the three and six month periods ended June 30, 1998, respectively, as compared to the comparable periods in 1997. The increses are primarily due to closing the sale of the Resort on May 12, 1998 prior to the beginning of the peak season.

      IMPAIRMENT OF LONG-LIVED ASSETS. In January 1996, the Company announced its intent to dispose of DGR. The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, during the fourth quarter of the year ended December 31, 1995. Under SFAS No. 121, the Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Since the adoption of SFAS No. 121, the Company has written off $4,154,290 related to DGR.

      GAIN ON SALE OF ASSETS HELD FOR SALE. The Company recognized a gain on the sale of DGR of $385,225 after considering the impairment of long-lived assets discussed above. DGR was sold on May 12, 1998. See also "Liquidity and Capital Resources".

      LIQUIDITY AND CAPITAL RESOURCES

      The Company held cash and cash equivalents of $1,766,224 as of June 30, 1998. Net cash provided by operating activities during the six months ended June 30, 1998 was $788,295. Net cash provided by investing activities of $2,461,027 and net cash used in financing activities of $3,905,982 for the six month period ended June 30, 1998, were the result of two significant transactions described below.

      On May 12, 1998, the Company completed the sale of DGR for $6 million cash and the proration of certain related items. The Company received net proceeds of $5,941,765 from the sale of DGR, which includes the $6 million cash portion of the sales price in addition to $11,439 received from the buyer for the proration of inventory, receivables and prepaid assets, offset by advance deposits, progressive jackpot liabilities and closing costs of $69,674. On May 31, 1995, DGR had borrowed $5 million, secured by its real property. The Company repaid the remaining $3,165,861 due under this note from the proceeds from the sale. The Company also used approximately $200,000 of the sale proceeds to payoff the remaining current liabilities of DGR.

      On February 23, 1998, the Company completed the purchase of a portion of a proposed gaming site in Biloxi, Mississippi. The Company acquired the site for $4,155,000 and the payment of certain related costs. The Company utilized cash on hand of $2,155,000 and obtained a $2 million bank loan in connection with the purchase. The bank loan was repaid on June 3, 1998 using proceeds from the sale of DGR. Negotiations to develop a theme hotel/casino at the site, with investment partners, remain underway. The completion of the proposed transaction is subject to the approval of all required Mississippi gaming authorities as well as completion of due diligence, approval by the Company's Board of Directors, execution of definitive agreements with respect to acquisition and development of the site, and receipt of financing for the project.

      Upon the payoff of the bank loan discussed above, the Company negotiated a $2 million line of credit with the same bank. The line bears interest adjustable daily at one percent above prime, requires interest payments monthly on the outstanding balance, and all principal and accrued interest is due at maturity on February 25, 1999. No amounts have been drawn on the line to date.

      On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega. On May 11, 1998, Full House received a request for repayment of the $375,000 note and repaid the same, plus all accrued interest on May 14, 1998 from the DGR sale proceeds.

      Full House is a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres-Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and has guaranteed to GTECH one-half of a $2.0 million loan to the North end, Oregon Indian Tribe. GTECH also provides project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3 million, which loan was convertible, until January 1998 into 600,000 shares of Full House Common Stock. The loan conversion clause expired without exercise. The note bears interest at prime. Interest is paid monthly and the unpaid principal and interest are due on January 25, 2001. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. The parties are no longer required to present gaming opportunities to the other for joint development.

      The Company advanced funds to the Delaware joint venture company totaling $1,886,498, of which $544,911 was outstanding as of December 31, 1997. The note was paid in full as of February 1998.

      As a result of its agreements with GTECH, receipt by Full House of revenues from the operations of projects (other than the Deadwood Gulch Resort) is governed by the terms of the joint venture agreements applicable to such projects. These contracts provide that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While Full House does not believe that this arrangement will adversely impact its liquidity, with the sale of DGR, the Company's continuing cash flow is dependent on the operating performance of its joint ventures, and the ability to receive monthly distributions.

      As of June 30, 1998, Full House had cumulative undeclared and unpaid dividends in the amount of $1,260,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

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

                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      As of June 30, 1998, cumulative dividends with respect to the Company's Series 1992-1 Preferred Stock were $1,260,000, which were undeclared, unpaid and were in arrears, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          27.1 Financial Data Schedule

      (b) Reports on Form 8-K;

          On May 26, 1998, the Company filed a Current Report Form 8-K with the Commission, reporting under Item 2. Disposition of Assets, that the sale of the Deadwood Gulch Resort had been completed. On July 23, 1998 the Company filed an amendment to its Current Report on Form 8-K/A with the Commission including Financial Information with respect to the sale of the Resort.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FULL HOUSE RESORTS, INC.

Date: August 14, 1998

                                          By /s/ GREGG R. GIUFFRIA
                                          --------------------------------------
                                          Gregg R. Giuffria, President and Chief
                                          Operating Officer

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

  27.1      Financial Data Schedule