Form 10QSB
period 1998-09-30
FULL HOUSE RESORTS INC
filed 1998-11-12
CIK 891482

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                                     0-20630
                              (Commission File No)

                            FULL HOUSE RESORTS, INC.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                         13-3391527
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         12555 HIGH BLUFF DRIVE
               SUITE 380
         SAN DIEGO, CALIFORNIA                                     92130
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

                                           Yes [X]          No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 3, 1998, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                             FULL HOUSE RESORTS, INC
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  Financial Information

         Item 1.  Condensed Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997                   3

                  Condensed Consolidated Statements of Income
                  for the three months and nine months ended
                  September 30, 1998 and 1997                                4

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1998 and 1997      5

                  Notes to Condensed Consolidated Financial Statements       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8

PART II. Other Information                                                   12

         Signatures                                                          13

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                             1998                      1997
                                                                             ----                      ----
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $  2,037,560             $   2,422,884
  Note receivable - joint venture, current portion                             -                         544,911
  Restricted cash                                                              -                         530,881
  Accounts receivable                                                          -                          10,210
  Receivable from related party                                                -                         106,760
  Inventories                                                                  -                          89,437
  Prepaid expenses                                                             121,620                   286,126
  Receivable from joint ventures                                               408,378                   343,200
                                                                          ------------             -------------
    Total current assets                                                     2,567,558                 4,334,409

ASSETS HELD FOR SALE - net                                                     -                       5,542,078

LAND HELD FOR DEVELOPMENT                                                    4,568,090                   -

GOODWILL - net                                                               1,518,816                 1,898,517

NOTE RECEIVABLE - JOINT VENTURE                                                 29,249                    23,748

INVESTMENTS IN JOINT VENTURES                                                5,120,168                 5,025,379

DEPOSITS AND OTHER ASSETS                                                      430,711                   922,612
                                                                          ------------             -------------
TOTAL                                                                     $ 14,234,592             $  17,746,743
                                                                          ============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $    -                   $     697,100
  Accounts payable                                                              20,674                    93,504
  Accrued expenses                                                             103,465                   526,297
  Income taxes payable                                                         -                          16,862
                                                                          ------------             -------------
    Total current liabilities                                                  124,139                 1,333,763
                                                                          ------------             -------------
LONG-TERM DEBT, net of current portion                                       3,000,000                 6,190,562
                                                                          ------------             -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding;
      aggregate liquidation preference of $3,412,500 and $3,255,000                 70                        70
  Common stock, par value $.0001, 25,000,000 shares authorized;
      10,340,380 shares issued and outstanding                                   1,034                     1,034
  Additional paid in capital                                                17,135,469                16,957,487
  Accumulated deficit                                                       (6,026,120)               (6,736,173)
                                                                          ------------             -------------
    Total stockholders' equity                                              11,110,453                10,222,418
                                                                          ------------             -------------
TOTAL                                                                      $14,234,592             $  17,746,743
                                                                          ============             =============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                1998            1997                   1998             1997
                                                ----            ----                   ----             ----

JOINT VENTURE REVENUES                      $     941,304     $    849,205          $  2,735,994     $   2,442,523

OPERATING COSTS AND EXPENSES:
  General and administrative                      440,181          348,658             1,361,622         1,166,131
  Depreciation and amortization                   129,239          128,365               387,626           385,043
                                            -------------     ------------          ------------     -------------
    Total operating costs and expenses            569,420          477,023             1,749,248         1,551,174
                                            -------------     ------------          ------------     -------------
OPERATING INCOME                                  371,884          372,182               986,746           891,349
OTHER INCOME (EXPENSE):

  Interest expense and debt issue costs           (64,938)         (63,872)             (268,251)         (191,087)
  Interest and other income                        21,481           36,167               158,568           114,982
                                            -------------     ------------          ------------     -------------
INCOME FROM CONTINUING
  OPERATIONS BEFORE
  INCOME TAXES                                    328,427          344,477               877,063           815,244

  Provision for income taxes                      (61,843)         (79,554)             (199,543)         (207,979)
                                            -------------     ------------          ------------     -------------
INCOME FROM CONTINUING
  OPERATIONS                                      266,584          264,923               677,520           607,265

DISCONTINUED OPERATIONS (NOTE 3):
  Income (loss) from operations of
    Deadwood Gulch Resort                           4,351          834,203              (352,692)          670,765
  Gain on disposal of Deadwood Gulch
    Resort                                           -                -                  385,225              -
  Impairment of Deadwood Gulch
    Resort long lived assets                         -                -                     -               (3,220)
                                            -------------     ------------          ------------     -------------
NET INCOME                                        270,935        1,099,126               710,053         1,274,810

 Less, undeclared dividends
   on cumulative preferred stock                  (52,500)         (52,500)             (157,500)         (157,500)
                                            -------------     ------------          ------------     -------------
NET INCOME APPLICABLE
 TO COMMON SHARES                           $     218,435     $  1,046,626          $    552,553     $   1,117,310
                                            =============     ============          ============     =============
INCOME PER COMMON SHARE
  FROM CONTINUING OPERATIONS
  BASIC AND DILUTED                         $        0.03     $       0.03          $       0.07     $        0.06
                                            =============     ============          ============     =============
NET INCOME PER COMMON
  SHARE BASIC AND DILUTED                   $        0.02     $       0.10          $       0.05     $        0.11
                                            =============     ============          ============     =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     10,340,380       10,340,380            10,340,380        10,340,252
                                            =============     ============          ============     =============


See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   1998                  1997
                                                                                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $     710,053         $   1,274,810
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                    387,626               385,043
    Debt issue costs and imputed interest amortization                                33,840               192,834
    Amortization of deferred compensation expense                                    177,982                75,709
    Impairment of long-lived assets                                                     -                    3,220
    Gain on disposal of assets held for sale                                        (385,225)                 (274)
    Equity in income of joint ventures                                            (2,735,994)           (2,442,523)
    Investments in joint ventures                                                       -                 (177,061)
    Distributions from joint ventures                                              2,641,205             2,469,937
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                     112,983              (175,540)
      (Increase) decrease in restricted cash                                         530,881              (303,563)
      Decrease in inventories                                                          8,297                 4,836
      (Increase) decrease in prepaid expenses                                        138,132               (60,536)
      Increase in other assets                                                        (4,774)               (1,480)
      Increase (decrease) in accounts payable and accrued expenses                  (425,150)              200,031
                                                                               -------------         -------------
        Net cash provided by operating activities                                  1,189,856             1,444,543
                                                                               -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of assets held for sale                                                   (5,855)              (46,054)
  Proceeds from sale of assets held for sale                                       5,930,326                43,661
  Proceeds from sale of current assets and liabilities                                11,439                  -
  Acquisition of land held for development                                        (3,954,340)                 -
  Net payments on purchase options                                                  (125,000)             (200,000)
  Decrease in receivables from joint ventures                                        474,232               381,986
                                                                               -------------         -------------
        Net cash provided by investing activities                                  2,330,802               179,593
                                                                               -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank loan                                                          2,000,000                  -
  Proceeds from exercise of warrants                                                    -                    3,500
  Repayment of debt                                                               (5,905,982)             (214,904)
                                                                               -------------         -------------
        Net cash used in financing activities                                     (3,905,982)             (211,404)
                                                                               -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                      (385,324)            1,412,732

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,422,884             1,049,183
                                                                               -------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   2,037,560         $   2,461,915
                                                                               =============         =============


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

         The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

         CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (FASB 130), which is effective for fiscal years beginning after December 15, 1997. FASB 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted FASB 130 during the first quarter of 1998 without a material effect on the disclosures in its consolidated financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (FASB 131), which is effective for financial statements for periods beginning after December 15, 1997. FASB 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments on interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the effect adoption of FASB 131 will have on disclosures in its consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FASB 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management does not believe this new statement will have a material impact on the consolidated financial statements of the Company.

3.       DISCONTINUED OPERATIONS

         On May 12, 1998, the Company completed the sale of Deadwood Gulch Resort ("DGR") for $6 million cash and the proration of certain related items. The Company received net proceeds of $5,941,765 from the sale of DGR, which includes the $6 million cash portion of the sales price in addition to $11,439 received from the buyer for the proration of inventory, receivables and prepaid assets, offset by advance deposits, progressive jackpot liabilities and closing costs of $69,674. Revenues from DGR for the three and nine month periods ended September 30, 1998 were $0 and $1,076,240 compared to $2,322,188 and $4,504,794 for the comparable periods of 1997. The gain on the sale, recorded in the second quarter 1998, was $385,225. The results of DGR have been classified as discontinued operations in the accompanying financial statements.

4.       SUPPLEMENTAL STATEMENT OF CASH FLOW INFORMATION

         Cash payments for interest for the nine months ended September 30, 1998 and 1997 were $437,822 and $329,705, respectively.

         The following noncash investing activity is not reflected in the condensed consolidated statements of cash flows:

         During the nine months ended September 30, 1998, the Company applied purchase option deposits of $613,750 towards the acquisition of land held for development.


                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

         JOINT VENTURE INCOME. Joint venture income increased $92,099, or 10.8%, and $293,471, or 12.0%, respectively, for the three month and nine month periods ended September 30, 1998 as compared to the comparable periods in 1997. These increases are due to the improved operating results from the Delaware and Oregon joint ventures.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $648,284 and $1,953,840, respectively, for the three and nine month periods ended September 30, 1998. These represented increases in the Company's share of income of $74,910, or 13.1%, and $228,585, or 13.3%, over the comparable periods of 1997. The increases are attributed to an established marketing plan in place at the facility and the addition of 122 video slot machines on May 22, 1998. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid its obligation to the Delaware joint venture. The joint venture, in turn, prepaid its obligation to the Company in February 1998.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture increased $22,142, or 7.8%, and $70,120, or 9.3%, for the three and nine month periods ended September 30, 1998, respectively, as compared to 1997 as a result of improved marketing of the casino.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of the loss from the California and Michigan joint ventures increased by $4,953 and $5,243 for the three and nine month periods ended September 30, 1998, respectively, as compared to the comparable periods in 1997. These joint venture companies are still in the development stage and do not have operating revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. Expenses increased $91,523, or 26.3%, and $195,491, or 16.8%, for the three and nine month periods ended September 30, 1998, respectively, as compared to the comparable periods in 1997. This increase is primarily due to the grant, on January 6, 1998 of a vested stock option to Gregg Giuffria, who later became president and chief operating officer of the Company, to purchase 70,001 common shares at $2.03. The value of $240,964 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 95 percent, risk-free interest rate of 5.4 percent, and expected life of 2.0 years. As the options were granted to a then nonemployee in return for services, consulting expense was recognized in the first quarter of 1998 in the amount of $74,554, and the remaining $166,320 is being amortized over a 36 month period beginning April 1998. In addition, in 1998, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. For the three and nine month periods ended September 30, 1998, interest expense and debt issue costs increased by $1,066 and $77,164, respectively, as compared to 1997 due to a $2 million bank loan used to acquire property in Mississippi.

         INTEREST AND OTHER INCOME. Interest and other income decreased by $14,686 for the three months ended September 30, 1998 due to the prepayment of the Delaware LLC note receivable. Interest and other income increased by $43,586 for the nine months ended September 30, 1998 due to a one time reimbursement of $85,532 from the former Chairman of the Board for costs associated with the gaming opportunities presented to the Company by him, partially offset by a reduction in interest income due to the prepayment of the Delaware LLC note receivable.

         INCOME TAX EXPENSE. State income tax expense was $61,843 and $199,543 for the three months and nine months ended September 30, 1998, respectively. At September 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,180,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2014. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

         DISCONTINUED OPERATIONS - DEADWOOD GULCH RESORT

         INCOME (LOSS) FROM OPERATIONS. Income (loss) from the operation of Deadwood Gulch Resort of $4,351 and ($352,692) represent decreased income and increased losses of $829,852 and $1,023,457 for the three and nine month periods ended September 30, 1998, respectively, as compared to the comparable periods in 1997. The increases are primarily due to the sale of the Resort on May 12, 1998 which was prior to the beginning of the peak season.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company held cash and cash equivalents of $2,037,560 as of September 30, 1998. Net cash provided by operating activities during the nine months ended September 30, 1998 was $1,189,859. Net cash provided by investing activities of $2,330,802 and net cash used in financing activities of $3,905,982 for the nine month period ended September 30, 1998, were the result of two significant transactions described below.

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

         As of September 30, 1998, Full House had cumulative undeclared and unpaid dividends in the amount of $1,312,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

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

FORWARD LOOKING STATEMENTS

         This report contains certain "forward-looking statements" as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represents the Company's interpretation or beliefs. These forward looking statements, by their nature, involve substantial risks and uncertainties, certain of which may be beyond the Company's control and actual results may differ materially depending on a variety of important factors including uncertainties related to acquisitions, government regulation, managing and maintaining growth, the effect of adverse publicity, competition and other factors described in the Company's filings with the Securities and Exchange Commission. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," or "continue"or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements.

                           PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of September 30, 1998, cumulative dividends with respect to the Company's Series 1992-1 Preferred Stock were $1,312,500, which were undeclared, unpaid and were in arrears, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

ITEM 5.  OTHER INFORMATION

         Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be April 30, 1999. As to all such matters which the Company does not have notice on or prior to April 30, 1999, discretionary authority shall be granted to the designated persons in the Proxy Statement for the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  On May 26, 1998, the Company filed a Current Report on form-8-K with the Commission, reporting under Item 2. Disposition of Assets, that the sale of the Deadwood Gulch Resort had been completed. On July 23, 1998 the Company filed an amendment to its Current Report on Form 8-K/A with the Commission including Financial Information with respect to the sale of the Resort.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FULL HOUSE RESORTS, INC.

Date: November 10, 1998

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