Form 10KSB
period 1998-12-31
FULL HOUSE RESORTS INC
filed 1999-03-31
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]    Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended: December 31, 1998

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                         Commission file number 0-20630

                            FULL HOUSE RESORTS, INC.
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                              13-3391527
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

      2300 West Sahara Avenue, Suite 450 - Box 23, Las Vegas, Nevada 89102
              (Address and zip code of principal executive offices)

                                 (702) 221-7800
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

             None                                                 None
      (Title of Each Class)                               (Name of Each Exchange
                                                           on Which Registered)

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 per Share
                                (Title of class)

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $3,529,687.

         The aggregate market value of registrant's voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 24, 1999, was: $12,668,189.

         The number of shares outstanding of registrant's $.0001 par value common stock, as of March 24, 1999, was 10,340,380 shares.

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

         In May 1994, Lee Iacocca, currently a director of the Company, brought to the attention of Full House management certain opportunities to enter into gaming agreements. Specifically, Mr. Iacocca advised Full House of his negotiations, together with Omega Properties, Inc. ("Omega"), with certain Indian Tribes (the "Organized Tribes") regarding the development of a gaming operation in the Detroit, Michigan metropolitan area. Mr. Iacocca also advised Full House of the ongoing discussions with a second Indian Tribe in Michigan (the Nottawaseppi Huron Band of Potawatomi), a tribe in southern California (the Torres Martinez Desert Cahuilla Indians) and a project at the Delaware State Fairgrounds. In each case, the other parties had entered into discussions with Mr. Iacocca based upon their perception of his integrity and ability to facilitate completion of the proposed transactions. Mr. Iacocca had conducted these negotiations through LAI Associates, Inc. ("LAI"), a corporation owned by him.

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

         The merger with Omega was effected on November 20, 1995. In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrued interest, payable quarterly, at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, was due and payable in full upon demand by the holder(s) of this note, but in no event before August 31, 1996. William P. McComas received the note and the other stockholder of Omega received the shares in exchange for their interests as shareholders of Omega. The promissory note was paid in full in 1998. As a result of such merger, Full House obtained the remaining 45% interests in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi and the remaining 50% interests in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair.

         Full House's executive offices are located at 2300 West Sahara Avenue, Suite 450 - Box 23, Las Vegas, Nevada 89102, telephone (702) 221-7800.

         GTECH Relationship

         Effective April 1, 1995, Full House entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue existing (except the Deadwood Gulch Resort) and future gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by Dreamport, Inc., the gaming and entertainment subsidiary of GTECH, and Full House have been formed. Full House contributed its rights (as described below) to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture companies up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at December 31, 1998 had guaranteed to GTECH one-half of a loan to the Oregon Tribe with a balance of $2 million. The Delaware venture loan was paid in full during February 1998. GTECH also agreed to make loans to Full House for its portion of the financing of projects if Full House is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture companies. GTECH has also loaned Full House $3 million. Although the loan was convertible into 600,000 shares of Full House's Common Stock in January 1998, the loan conversion clause expired without exercise. As part of the GTECH relationship, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option to purchase their shares should they propose to transfer the same. In March 1997, Full House and GTECH modified their agreement to no longer require each party to present prospective business opportunities to the other.

         Set forth below is a brief description of each of the gaming opportunities which have been transferred to the joint venture companies which are equally owned by Full House and Dreamport.

THE MILL CASINO-NORTH BEND, OREGON. On May 19, 1995, the first phase of the facility known as the "Mill" was opened with 250 video lottery terminals, nine blackjack tables, three poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon (as of December 31, 1998, there were 350 video lottery terminals, 10 blackjack tables and nine poker tables). A Full House - Dreamport joint venture entity leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located and subleases a portion of the land on which the casino is located back to the same entity. The sublease expires in 2002.

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

         The Mill is located in North Bend, Oregon on the Port of Coos Bay. The Coos County population, which includes the Bay area, is approximately 65,000. The Bay area's economy is primarily based on forestry and fishing.

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

MIDWAY SLOTS AND SIMULCAST-HARRINGTON, DELAWARE. On August 20,1996 Midway Slots and Simulcast, owned by Harrington Raceway, Inc., was opened. The 35,000 square foot facility located near Dover, Delaware, was developed, financed and is managed by a Full House-Dreamport joint venture company. The facility employs approximately 270 people, and features 702 gaming devices and a 150-seat simulcast parlor. Individual screens for players broadcast horse racing from harness and thoroughbred tracks around the world. The facility also features a 150-seat Las Vegas-style buffet, lounge, and gift shop. The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility pursuant to a 15-year contract. The development loan was paid in full in February 1998.

         Midway Slots and Simulcast is located in Harrington, Delaware on Route 13, south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. Midway Slots and Simulcast is one of three facilities presently operating in Delaware. The closest competing casino is located approximately 20 miles from Harrington and currently operates 1,000 devices with plans to add an additional 500 devices in 1999. The other facility is located approximately 60 miles from Harrington.

         Under the 15-year management agreement with the joint venture company, the venture receives a percentage of Gross Revenues and Operating Profits, as defined in the agreements. The joint venture company developed and constructed the gaming facility and provided financing through a capital lease arrangement. During 1998, the 150-seat simulcast parlor was moved to the Harrington Raceway Grandstand, the food and beverage operation in the Grandstand was improved and expanded, and the number of gaming devices in the facility was increased by 122. Harrington Raceway, Inc. secured a bank loan to pay for these and other improvements and pay off the development loan from the joint venture company.

NOTTAWASEPPI HURON BAND OF POTAWATOMI-BATTLE CREEK, MICHIGAN. Full House entered into a series of agreements in January 1995 with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to develop gaming and non-gaming commercial opportunities for the Tribe and to construct and manage Class II and Class III gaming facilities. The Tribe's state reservation lands are located in Southcentral Michigan. If developed, the facility will target the Ft. Wayne, Indiana and Lansing and Detroit, Michigan metropolitan areas. The Tribe intends to apply to have its existing State reservation land as well as additional land in its ancestral territory taken into trust by the Bureau of Indian Affairs. A joint venture company owned by Full House and Dreamport has the exclusive right to provide financing and casino management expertise to the Tribe in exchange for a defined percentage of net profits and certain other considerations from any future gaming or related activities of the Tribe. A third party will be paid a royalty fee in lieu of its original 15% ownership interest in earlier contracts with the Tribe.

         The Huron Potawatomi achieved final federal recognition as a tribe in April 1996, and won a Class III Gaming Compact from Michigan's governor early in 1997, to operate an unlimited number of electronic gaming devices as well as roulette, Keno, dice and banking card games and other Class III games. Legislative ratification of the Compact occurred in December, 1998. Approval by the U. S. Department of the Interior and National Indian Gaming Commission remains pending. The Company is in the process of identifying a suitable site for the Tribe's gaming operation and beginning the process of having the land placed in trust for the Tribe.

         On November 5, 1996, Michigan voters approved licenses for three gaming facilities within the City of Detroit, approximately 100 miles from the Battle Creek area. Construction of temporary facilities has begun with openings projected in 1999. The Company does not believe that operation of three gaming facilities in Detroit will materially adversely impact the proposed Huron Potawatomi casino.

TORRES MARTINEZ BAND OF DESERT CAHUILLA INDIANS-THERMAL, CALIFORNIA. In April 1995, Full House entered into a Gaming and Development Agreement and a Gaming Management Agreement with the Torres Martinez Desert Cahuilla Indians. The agreements grant Full House certain rights to develop, manage and operate gaming activities for the Tribe and the right to receive a defined percentage of the net revenues from gaming activities subject to the obligation of Full House to arrange or provide financing for the development. The rights to these agreements were assigned to a Full House-Dreamport joint venture company. In 1997, a new Gaming Management Agreement was executed, further defining the rights and obligations of the Tribe and the Company.

         During 1996, the Tribe reached a settlement in its litigation with the Department of Justice and two water districts, pursuant to which the Tribe will be paid $14 million in compensation, and will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land which was flooded by the rising level of the Salton Sea. That settlement, which requires legislative enactment, was approved by the
U. S. House of Representatives but not by the Senate. The bill was not reintroduced during the 1997 session as the Tribe focused its attention upon a settlement with the State of California under which it will also take replacement lands in exchange for granting a right of way through its reservation to accommodate the re-routing of a state highway.

         On March 6, 1998, California Governor Pete Wilson announced that he had reached an agreement on a compact for gaming which was intended to be the standard for gaming compacts with all Indian tribes in California. The Compact would limit electronic gaming devices in Indian casinos to lottery-style devices and limit the number of devices to 19,900 statewide, which would be allocated equally among California's 100 federally recognized tribes. Tribes that do not choose to operate their own casinos could lease their allotment of gaming devices for up to $5,000 per device, per year. Tribal casinos would be limited to 975 gaming devices each, including leased machines. In November 1998, the "Tribal Government Gaming and Economic Self-Sufficiency Act of 1998" (the "Act") was passed by the voters of California in the general election. The Act guarantees any federally recognized tribe within the state that has land eligible for gaming, the right to operate limited forms of Class III gaming under specific terms. However, the Act's constitutionality is pending before the California Superior Court.

         The Tribe and the Company have not determined which course of action to pursue, if any, in light of the continuing uncertainty of the future scope and direction of Indian gaming in California. Therefore, the Company cannot determine the impact on the future development of gaming operations with the Tribe.

         THEME HOTEL/CASINO-BILOXI, MISSISSIPPI

         The Company purchased a one acre parcel of land on the gulf coast in Biloxi, Mississippi in February 1998, with the intent of developing a themed casino resort. The land is located near the interchange of Beach Blvd. and Interstate 110, and next to the recently opened Beau Rivage Resort developed by Mirage Resorts, Inc. The Company has subsequently obtained options to purchase and/or lease approximately six additional acres, which, together with the parcel already acquired, will constitute the project site.

         The Company and Mr. Allen Paulson (the Company's principal stockholder) have formed a limited liability company, equally owned, for the purpose of owning and developing the proposed resort. Mr. Paulson has agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, Mississippi) and the Company has agreed to contribute its rights to various agreements with Hard Rock Cafe International ("Hard Rock").

         These agreements provide the Company with the exclusive right to develop a Hard Rock Casino-Hotel in the defined territory in exchange for the payment of a $2,000,000 territory fee and a continuing fee based on gaming and hotel revenues generated by the project. The Company has paid $1,000,000 towards the territory fee as of December

31, 1998, with the balance due on March 31, 1999. The Company has formed a management company with Hard Rock, which will serve as the manager and developer of the project.

         The Hard Rock-Biloxi, as currently envisioned, is expected to cost between $250 and $300 million, and the Company is exploring various financing alternatives. Substantial additional financing will be required for the Company to effect its business strategy, and there can be no assurance that the Company will be able to obtain such financing on acceptable terms.

         DEADWOOD GULCH RESORT

         On May 12, 1998, the Company completed the sale of Deadwood Gulch Resort ("DGR") for $6 million cash and the proration of certain related items. The Company received net proceeds of $5,933,160 from the sale of DGR, which includes the $6 million cash portion of the sales price in addition to $11,439 received from the buyer for the proration of inventory, receivables and prepaid assets, offset by advance deposits, progressive jackpot liabilities and closing costs of $78,279. The gain on the sale, recorded in the second quarter 1998, was $385,225.

         The Company determined that its ownership of this facility was inconsistent with the Company's future plans which are to focus on gaming facilities in areas of higher population density and at locations which permit higher stakes and more types of gambling than are allowed in Deadwood, South Dakota. From the time of its acquisition through its sale, the Resort had a cumulative operating deficit of approximately $3.41 million and the Company had recognized an impairment loss of $4.15 million through such date.

         Full House operated Deadwood Gulch Resort in Deadwood, South Dakota until its sale in May 1998. The Deadwood Gulch Resort consists of a 56-acre complex which includes a 99-room hotel (including an outdoor pool/recreation area) with two small casinos, a freestanding restaurant and saloon, a freestanding 8,000 square foot conference center, a convenience store/gas mart, a recreational vehicle park and campground and the Gulches of Fun family center. Full House operated 96 slot machines, two blackjack tables and three video lottery devices within the resort complex.

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

         MISSISSIPPI. The ownership and operation of casino gaming facilities in Mississippi are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the authority to require a finding of suitability with respect to any security holder of a licensed entity, regardless of the percentage of ownership.

         Applicable Mississippi law requires the Company, and its respective officers, directors, members and significant equity holders to submit to a background regulatory review process prior to the licensing of the Hard Rock-Biloxi. The review process includes the submission of a gaming application, an investigation and submission of a personnel history and financial information. In addition, employees engaged in gaming operations will have to be separately licensed. The applicant for the gaming license has the burden of proving its qualifications for license. Any license issued or other approval granted is a revocable privilege, and must be renewed, as a general rule, on an annual basis. The Mississippi gaming authorities have broad discretion to condition, suspend, revoke, limit, restrict or deny renewal of any gaming license at any time. Persons found unsuitable by the Mississippi gaming authorities may be required immediately to terminate any interest in, association or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's license application. A license grant may be conditioned upon the termination of any relationship with unsuitable persons.

         Unless properly licensed, no person is permitted to collect gaming revenues. In addition, no person is permitted to act as an attorney in fact for any licensee. Gaming licensed are not saleable, otherwise transferable or subject to nominee arrangements.

         EMPLOYEES

         As of March 15, 1999, the Company and its subsidiaries had six full-time employees, three of whom are executive officers of the Company. The Company's management believes that its relationship with its employees is good. None of the Company's employees are currently represented by a labor union, although such representation could occur in the future.

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

         The Company owns a parcel of land in Biloxi, Mississippi, which is intended to be a portion of a future gaming development site. The property was acquired in February 1998 and comprises approximately one acre.

3.       LEGAL PROCEEDINGS.

         In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court. In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star's claim against the Company for breach of contract, which it remanded to the trial court for additional hearing. No action has been taken on that matter to date. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on the Company's financial condition.

         In January 1999, the Company was advised that the U.S. Securities and Exchange Commission ("SEC") was conducting an informal inquiry into trading of the Company's stock by its President, Gregg R. Giuffria, for a period beginning prior to his association with the Company and continuing for a short period after he became a consultant to the Company. In February 1999, the Company was further advised that the SEC had issued a Formal Order of Investigation in the matter. The Company is cooperating fully with the SEC in its investigation.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (A)      MARKET INFORMATION

         The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol FHRI. Set forth below are the high and low sales price of the Company's Common Stock as reported on the Nasdaq SmallCap Market System for the periods indicated.

                                               HIGH             LOW
                                               ----             ---
YEAR ENDED DECEMBER 31, 1998

First Quarter                                  $3.88             $2.00
Second Quarter                                  3.75              1.94
Third Quarter                                   3.00              1.25
Fourth Quarter                                  3.50              1.50

YEAR ENDED DECEMBER 31, 1997

First Quarter                                  $4.38             $2.75
Second Quarter                                  3.63              2.38
Third Quarter                                   2.88              1.38
Fourth Quarter                                  3.06              1.69

         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 24, 1999, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $2.19.

         (B)      HOLDERS

         As of March 24, 1999, the Company had approximately 161 holders of record of its Common Stock. The Company believes that there are over 2,000 beneficial owners of its Common Stock.

         (C)      DIVIDENDS

         The Company has paid no dividends on its Common Stock or Preferred Stock since its inception. Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.

         Holders of the Company's Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, in the annual amount of $.30per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. The Company has not declared or paid the accrued dividends on its Preferred Stock which were payable since issuance, totaling $1,365,000 and, accordingly, is in default in regard thereto.

         As the Company is in default in declaring, setting apart for payment or paying dividends on the Preferred Stock, it is restricted from paying any dividend or making any other distribution or redeeming any stock ranking junior to the Preferred Stock.

         The Company intends to retain future earnings to provide funds for the operation of its business, retirement of its debt and payment of preferred stock dividends and, accordingly, does not anticipate paying any cash dividends on its common stock in the reasonably foreseeable future.



6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         JOINT VENTURE INCOME. Joint venture income increased $419,822, or 13.5% for the year ended December 31, 1998 as compared to 1997. These increases are due to the improved operating results from the Delaware and Oregon joint ventures.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $2,506,437 for the year ended December 31, 1998. This represented an increase in the Company's share of income of $350,011, or 16.2%, over 1997. The increase is attributed to a new marketing plan at the facility and the addition of 122 video slot machines on May 22, 1998. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid its obligation to the Delaware joint venture. The joint venture, in turn, prepaid its obligation to the Company in February 1998.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture increased $80,662, or 8.1% for the year ended December 31, 1998 as compared to 1997 primarily as a result of improved marketing of the casino.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of the loss from the California and Michigan joint ventures increased to $57,486 for the year ended December 31, 1998 as compared to $46,634 in 1997. These joint venture companies are still in the development stage and do not have operating revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. Non-resort expenses increased $217,416, or 13.5% for the year ended December 31, 1998 as compared to 1997. This increase is primarily due to the grant, on January 6, 1998 of a vested stock option to Gregg Giuffria, who later became president and chief operating officer of the Company, to purchase 70,001 common shares at $2.03, and an unvested option to purchase 279,999 shares at $2.03. The value of $240,964 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 95 percent, risk-free interest rate of 5.4 percent, and expected life of 2.0 years. As the vested options were granted to a then nonemployee in return for prior services, consulting expense was recognized in the first quarter of 1998 in the amount of $74,644, and the remaining $166,320 is being amortized over the 36 month vesting period beginning April 1998. In addition, in 1998, the Company continued to incur costs related to the investigation, due diligence and pre-development of various ongoing opportunities for expansion of its business and the increase in the Company's corporate structure necessary to administer the Company's expansion.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. For the year ended December 31, 1998, interest expense and debt issue costs decreased by $98,131 as compared to 1997. This decrease is primarily due to interest on the $3 million GTECH note, which became interest bearing in January 1998, and the bank loan used to fund the Mississippi land acquisition, offset by the decrease in interest expense due to the payoff of the DGR loan.

         INTEREST AND OTHER INCOME. Interest and other income increased by $443,271 for the year ended December 31, 1998 primarily due to the $385,227 gain on the sale of DGR and a one time reimbursement of $85,532 from the former Chairman of the Board for costs associated with the gaming opportunities presented to the Company by him, partially offset by a reduction in interest income due to the prepayment of the Delaware LLC note receivable.

         INCOME TAX EXPENSE. Income tax expense was $344,082 for the year ended December 31, 1998 and primarily reflects state taxes due on joint venture revenues. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,600,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2018. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

         DEADWOOD GULCH RESORT

         INCOME (LOSS) FROM OPERATIONS. The operating loss from DGR was ($345,769) for 1998 as compared to a profit of $424,815 in 1997 primarily due to the sale of the Resort in May 1998, which was prior to the beginning of the peak season.

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

         GAIN ON SALE OF ASSETS HELD FOR SALE. The Company recognized a gain on the sale of DGR of $385,227 after considering the impairment of long-lived assets discussed above. DGR was sold on May 12, 1998. See also "Liquidity and Capital Resources".

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

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $2,156,427 for the year ended December 31, 1997. Midway Slots and Simulcast began operations in August of 1996. As reported by the Delaware Lottery Board, Midway Slots & Simulcast had a net win of $58.2 million for the year ended December 31, 1997. As a result of operating results exceeding initial projections, Midway Slots and Simulcast has prepaid a portion of its obligation to the Delaware joint venture. The joint venture, in turn, prepaid a portion of the obligation to the Company. The outstanding principal balance of the obligation to the Company was $544,911 at December 31, 1997, which was paid in full in February 1998.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company held cash and cash equivalents of $1,092,178 as of December 31, 1998. Net cash provided by operating activities was $2,446,719 as compared to $2,116,766 in the comparable prior year period. Net cash provided by investing activities of $144,074 and net cash used in financing activities of $3,921,499 were the result of two significant transactions described below.

         On May 12, 1998, the Company completed the sale of DGR for $6 million cash and the proration of certain related items. The Company received net proceeds of $5,933,160 from the sale of DGR, which includes the $6 million cash portion of the sales price in addition to $11,439 received from the buyer for the proration of inventory, receivables and prepaid assets, offset by advance deposits, progressive jackpot liabilities and closing costs of $78,279. On May 31, 1995, DGR had borrowed $5 million, secured by its real property. The Company repaid the remaining $3,165,861 due under this note from the proceeds from the sale. The Company also used approximately $200,000 of the sale proceeds to payoff the remaining current liabilities of DGR.

         On February 23, 1998, the Company completed the purchase of a portion of a proposed gaming site in Biloxi, Mississippi. The Company acquired the site for $4,155,000 and the payment of certain related costs. The Company utilized cash on hand of $2,155,000 and obtained a $2 million bank loan in connection with the purchase. The bank loan was repaid on June 3, 1998 using proceeds from the sale of DGR. The Company has spent an additional $450,000 on deposits and purchase options for additional parcels of land in Mississippi.

         Upon the payoff of the bank loan, the Company negotiated a $2 million line of credit with the same bank. The line bears interest adjustable daily at one percent above prime, requires interest payments monthly on the outstanding balance, and all principal and accrued interest is due at maturity on February 25, 1999. No amounts have been drawn on the line through December 31, 1998. In February 1999, the Company received a one year extension on the line and the interest rate was reduced to prime, plus 1/2%.

         In November 1998, the Company executed a series of agreements with Hard Rock Cafe International related to its proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company has agreed to pay a $2,000,000 territory fee with $1,000,000 paid in 1998, and the second $1,000,000 due March 31, 1999.

         In September 1998, the Company and Allen Paulson formed a limited liability company, equally owned, for the purpose of developing this project. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, Mississippi) and the Company agreed to contribute its rights to the Hard Rock agreements. The newly formed entity expects to develop a Hard Rock-Biloxi and is currently exploring various financing alternatives. The project, as currently envisioned, is expected to cost between $250 and $300 million. Substantial additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms, or at all.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties Inc. (30% owned by William P. McComas, a director/stockholder of the Company). In exchange, the shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note of Full House in the principal amount of $375,000. The principal amount of this promissory note accrued interest, payable quarterly, at a rate equal to the "prime" rate, and such principal amount, together with all accrued interest, was due and payable in full upon demand by the holder of this note. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares in exchange for their interests as shareholders of Omega. The note was paid in full in 1998.

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

         As of December 31, 1998, Full House had cumulative undeclared and unpaid dividends in the amount of $1,365,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The note accrued interest at prime plus 2-1/4%, and payments were due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan was guaranteed by Messrs. McComas and Paulson and a former director of the Company. This note was paid in full from the proceeds of the sale of the Resort in 1998.

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

         The Company has analyzed all of its internal hardware and software applications and has incurred approximately $10,000 to replace or upgrade the deficient components. Based upon a comprehensive review, the Company does not anticipate incurring any material additional costs to resolve its internal Year 2000 issues.

         The Company continues to monitor the progress of its joint venture partners and vendors in their efforts to address this issue and provide assurances concerning their state of readiness.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 30, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value, and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. Management has not completed its determination of this new statement's impact on the consolidated financial statements of the Company.

         RECENT ACCOUNTING PRONOUNCEMENTS - In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (the "SOP"). The SOP requires the costs of start-up activities that had been previously capitalized be expensed as incurred. The Company is required to adopt the provisions of the SOP in the fiscal year beginning January 1, 1999. Accordingly, the Company will expense approximately $824,000, in the first quarter of 1999, as a cumulative effect accounting change, which results from the Company's Joint Venture investments.

7.       FINANCIAL STATEMENTS.

         The following financial statements are filed as part of this Report

         /bullet/  Independent Auditors' Report

         /bullet/  Consolidated Balance Sheets as of December 31, 1998 and 1997

         /bullet/ Consolidated Statements of Income for the years ended December 31, 1998 and 1997

         /bullet/ Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997

         /bullet/  Consolidated Statements of Cash Flows for the
                   Years Ended December 31, 1998 and 1997

         /bullet/  Notes to Consolidated Financial Statements

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

          (A)     DIRECTORS OF THE COMPANY

                  The information required regarding the identification of the Company's directors is incorporated by reference to the information in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

         (B)      EXECUTIVE OFFICERS OF THE COMPANY

                  The executive officers of the Company and their ages as of March 21, 1998 are as follows:

                  NAME                          AGE                             POSITIONS
             ---------------------              ---                ------------------------------------------------
             William P. McComas                  72                Chairman, Chief Executive Officer

             Gregg R. Giuffria                   47                 President, Chief Operating Officer and Director

             Michael P. Shaunnessy               45                Executive Vice President-Finance

             Megan G. McIntosh                   43                Secretary

         WILLIAM P. MCCOMAS became Chairman of the Board and Chief Executive Officer on March 5, 1998. Mr. McComas has been a Director of Full House since November, 1992. Mr. McComas has been President of McComas Properties, Inc., a California real estate development company since January 1984. Mr. McComas and companies controlled by him have developed several hotels and resorts, including Marina Bay Resort, Fort Lauderdale, Florida; Ocean Colony Hotel and Resort, Half Moon Bay, California; Residence Inn by Marriott, Somers Point, New Jersey; and five Holiday Inns located in Des Moines, Iowa; San Angelo, Texas; Suffern, New York; Niagara Falls, New York; and Fort Myers, Florida.

         GREGG R. GIUFFRIA joined the Company as President, Chief Operating Officer and Director in April 1998. Mr. Giuffria has been involved in the gaming industry since 1991, following nearly 20 years in the music, film, and publishing business. From 1995 to 1996 he was with Casino Data Systems, Inc. as the head of corporate development with responsibility for design and development of innovative technology for casino gaming. From 1993 to 1995 he was Vice President of MEC American Leisure Technology. Since 1997 he has owned American Laser Cutting, Inc., which provides specialty items to the gaming industry, among others.

         MICHAEL P. SHAUNNESSY joined the Company as Executive Vice President-Finance and Chief Financial Officer in July 1998. Mr. Shaunnessy has over 15 years experience in the gaming industry. From 1995 to 1998 he was Vice President-Finance and Chief Accounting Officer of Primadonna Resorts, Inc., the developer of New York - New York in Las Vegas, Nevada. He was with Aztar Corporation from 1983 to 1995, serving in senior financial positions at properties in New Jersey and Nevada.

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

10.      EXECUTIVE COMPENSATION.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company.

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

                  4.1 Certificate of Designation of Series 1992-1 Preferred Stock of Full House Resorts, Inc., dated November 6, 1992 (Incorporated by reference to Exhibit 4.1 to the Company's Amended Registration Statement on Form 10)

                  4.2 Form of Underwriter's Warrant (incorporated by reference to Exhibit (4)(c) to the Registration Statement on Form S-8 (No. 33-15292-NY) of Full House Resorts, Inc. (Incorporated by reference to
         Exhibit 4.2 to the Company's Amended Registration Statement on Form 10)

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

                  10.19 Letter Agreement, dated May 17, 1993, between the Company and Eugene V. Gatti, extending mortgage commitment expiration date to July 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.20 General Release and Covenant Not to Sue, dated June 7, 1993, among the Company, Deadwood Gulch Resort and Gaming Corp., Trimark Hotel Corporation and Park Inns International, Inc. Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.21 Letter Agreement, dated July 23, 1993, between the Company and H. Joe Frazier, extending mortgage commitment expiration date to August 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.22 Letter Agreement, dated July 2, 1993, between the Company and Eugene V. Gatti, extending mortgage commitment expiration date to August 7, 1993 (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.23 Lock-Up Agreement, dated June 16, 1993, among the Company, David K. Cantley, Thomas M. Blair, James E. Hosch, H. Joe Frazier, Eugene V. Gatti, Kober Corporation, William P. McComas, Richard M. Gawlik, George M. Bashara and the Director of the South Dakota Division of Securities (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.24 Stock Purchase Agreement, dated July 20, 1993, among Kober Corporation, H. Joe Frazier, William P. McComas, James E. Hosch and Peter N. Bowinski (Incorporated by reference to the Company's Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission)

                  10.25 Master Lease between Coquille Economic Development Corporation ("CEDC") and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.26 Participating lease between CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.27 Loan Agreement between CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.28 Promissory Note from The Coquille Indian Tribe and CEDC to the Company. (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.29 Security Agreement between The Coquille Indian Tribe, CEDC and the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.30 Absolute Assignment of Rents and Leases from The Coquille Indian Tribe to the Company (Incorporated by reference to the Company's Post Effective Amendment No. 1 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.31 Escrow Agreement by and among the Company, CEDC, The Coquille Indian Tribe, Sun Plywood, Inc. and Ticor Title Insurance Company of California (Incorporated by reference to the Company's Post Effective Amendment No. 1. to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on July 28, 1994)

                  10.32 Purchase Agreement between the Company and William P. McComas dated August 18, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.33 Agreement among the Company, Hannahville Indian Community, Lac Vieux Desert Band of Lake Superior Chippewa Indians, Grand Traverse Band of Ohawa and Chippewa Indians and Keweenah Bay Indian Community dated September 10, 1994 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.34 Agreement between Green Acres Casino Management Company, Inc. and the Company dated January 4, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.35 Agreement for Commercial Development between the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 11, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.36 Addendum to Class II and III Management Agreements among the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 12, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.37 Gaming and Development Agreement between the Company and the Torres Martinez Desert Cahuilla Indians dated March 21, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.38 Gaming Management Agreement between the Company and the Torres Martinez Desert Cahuilla Indians dated April 23, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.39 Agreement between the Company and GTECH Corporation dated May 20, 1995 (Incorporated by reference to the Company's Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on May 26, 1995)

                  10.40 Promissory Note dated November 20, 1995 in the original principal amount of $375,000 from the Company to William P. McComas (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.41 Master Agreement dated as of December 29, 1995 by and between GTECH Corporation and the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.42 Option Agreement dated as of December 29, 1995 by and among GTECH Corporation, the Company, Lee Iacocca, William P. McComas and Allen E. Paulson (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.43 Convertible Note dated July 26, 1996 in the original principal amount of $3,000,000 payable by the Company to GTECH Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.44 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment, L.L.C. to GTECH under a Promissory Note of even date therewith in the amount of $10,400,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.45 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment (Delaware), L.L.C. to GTECH in an amount not to exceed $6,000,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.46 Loan Agreement dated as of May 31, 1995 between Deadwood Gulch Resort and Gaming Corp. and Miller & Schroeder Investment Corporation; Guaranty dated as of May 31, 1995 by Allen E. Paulson, H. Joe Frazier and William P. McComas; Subordination Agreement dated as of May 31, 1995 among Miller & Schroeder Investment Corporation, Deadwood Gulch Resort and Gaming Corp. and the Corporation; Waiver of Breach of Covenants and Amendment Number 1 to Loan Agreement dated March 28, 1996; and Guaranty dated March 28, 1996 by the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.47 Subordination and Participation Agreement dated as of October 8, 1996 between Gaming Entertainment L.L.C. and Miller & Schroeder Investments Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

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

                  10.52 License Agreement between Hard Rock Cafe International
         (USA), Inc. and Full House Mississippi, LLC dated November 18, 1998.*

                  10.53 Management and Development Agreement by and between FH/HR Management, LLC and Full House Mississippi, LLC dated November 18, 1998.*

                  21       List of Subsidiaries of Full House Resorts, Inc.*

                  23.1     Consent of Deloitte & Touche LLP*

                  27.1     Financial Data Schedule*
------------------

*   Filed herewith.

         (B)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  FULL HOUSE RESORTS, INC.


Date:  March 29, 1999                             By: /s/ WILLIAM P. MCCOMAS
                                                      -------------------------
                                                        William P. McComas, CEO


         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME AND CAPACITY                                    DATE
                  -----------------                                    ----

 /s/ WILLIAM P. MCCOMAS                                           March 29, 1999
-------------------------------------------------
William P. McComas, Chairman of the Board and
Chief Executive Officer


/s/ GREGG R. GIUFFRIA                                             March 29, 1999
-------------------------------------------------
Gregg R. Giuffria, President , Chief Operating
Officer and Director


/s/ RONALD K. RICHEY                                              March 29, 1999
-------------------------------------------------
Ronald K. Richey, Director


/s/ LEE A. IACOCCA                                                March 29, 1999
-------------------------------------------------
Lee A. Iacocca, Director


/s/ JAMES C. GILSTRAP                                             March 29, 1999
-------------------------------------------------
James C. Gilstrap, Director


/s/ MICHAEL P. SHAUNNESSY                                         March 29, 1999
-------------------------------------------------
Michael P. Shaunnessy, Executive Vice President-
Finance (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Reno, Nevada
February 19, 1999

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------

ASSETS                                                                              1998                 1997
                                                                                    ----                 ----

CURRENT ASSETS:
  Cash and cash equivalents                                                      $ 1,092,178          $ 2,422,884
  Note receivable - joint venture, current-portion                                   -                    544,911
  Restricted cash                                                                    -                    530,881
  Accounts receivable                                                                -                     10,210
  Receivable from director                                                           -                    106,760
  Inventories                                                                        -                     89,437
  Income tax refund receivable                                                        35,871              -
  Receivable from joint ventures                                                     216,188              343,200
  Prepaid expenses                                                                    88,018              286,126
                                                                                 -----------          -----------
    Total current assets                                                           1,432,255            4,334,409

LAND HELD FOR DEVELOPMENT                                                          4,621,670               -
ASSETS HELD FOR SALE - net                                                           -                  5,542,078
INVESTMENTS IN JOINT VENTURES                                                      5,017,470            5,025,379
GOODWILL - net                                                                     1,392,249            1,898,517
NOTE RECEIVABLE - JOINT VENTURE                                                      232,421               23,748
DEPOSITS AND OTHER ASSETS                                                          2,777,199              922,612
                                                                                 -----------          -----------
TOTAL                                                                            $15,473,264          $17,746,743
                                                                                 ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                              $   -                $   697,100
  Accounts payable                                                                    33,566               93,504
  Income taxes payable                                                               -                     16,862
  Accrued expenses                                                                 1,111,158              526,297
                                                                                 -----------          -----------
    Total current liabilities                                                      1,144,724            1,333,763
                                                                                 -----------          -----------
LONG-TERM DEBT, net of current portion                                             3,000,000            6,190,562
                                                                                 -----------          -----------
DEFERRED INCOME TAXES                                                                121,235              -
                                                                                 -----------          -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative, preferred stock, par value $.0001, 5,000,000
    shares authorized; 700,000 shares issued and outstanding; aggregate
    liquidation preference of $3,465,000                                                  70                   70
  Common stock, par value $.0001, 25,000,000 shares authorized;
    10,340,380 shares issued and outstanding                                           1,034                1,034
  Additional paid in capital                                                      17,218,065           16,957,487
  Accumulated deficit                                                             (6,011,864)          (6,736,173)
                                                                                 -----------          -----------
    Total stockholders' equity                                                    11,207,305           10,222,418
                                                                                 -----------          -----------
TOTAL                                                                            $15,473,264          $17,746,743
                                                                                 ===========          ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------

                                                          1998           1997
                                                       -----------   -----------
OPERATING REVENUES:
  Casino                                               $   281,796   $ 1,271,413
  Hotel/RV park                                            320,313     1,580,340
  Retail                                                   303,713     1,171,001
  Food and beverage                                        230,659       755,621
  Fun park                                                   3,985       564,958
  Joint ventures                                         3,529,687     3,109,865
                                                       -----------   -----------
                                                         4,670,153     8,453,198
  Less: promotional allowances                             (64,226)     (154,409)
                                                       -----------   -----------
    Net operating revenues                               4,605,927     8,298,789
                                                       -----------   -----------
OPERATING COSTS AND EXPENSS:
  Casino                                                   286,134       916,783
  Hotel/RV park                                            172,675       539,031
  Retail                                                   304,032     1,103,401
  Food and beverage                                        176,409       579,122
  Fun park                                                  18,680       338,224
  Sales and marketing                                       95,154       286,195
  General and administrative                             1,957,346     2,194,897
  Depreciation and amortization                            517,081       524,049
  Impairment of long-lived assets                               --         3,220
                                                       -----------   -----------
    Total operating costs and expenses                   3,527,511     6,484,922
                                                       -----------   -----------
INCOME FROM OPERATIONS                                   1,078,416     1,813,867

OTHER INCOME (EXPENSE):
Interest expense and debt issue costs
  (including $11,702 and $31,567 to related parties)      (597,921)     (696,052)
Interest and other income                                  587,896       144,625
                                                       -----------   -----------
INCOME BEFORE INCOME TAXES                               1,068,391     1,262,440

INCOME TAX PROVISION                                      (344,082)     (275,641)
                                                       -----------   -----------

NET INCOME                                                 724,309       986,799

Less, undeclared dividends
  on cummulative preferred stock                          (210,000)     (210,000)
                                                       -----------   -----------
NET INCOME APPLICABLE TO
  COMMON SHARES                                        $   514,309   $   776,799
                                                       ===========   ===========
INCOME PER COMMON SHARE, BASIC AND DILUTED             $      0.05   $      0.08
                                                       ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             10,340,380    10,340,284
                                                       ===========   ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
-----------------------------------------------------------------------------------------------------------------------

                                                                             ADDITIONAL
                                PREFERRED STOCK        COMMON STOCK            PAID-IN      ACCUMULATED
                              SHARES    AMOUNT      SHARES      AMOUNT         CAPITAL         DEFICIT         TOTAL
                              ------    ------      ------      ------       ----------     -----------        ------
BALANCE
  JANUARY 1, 1997             700,000   $    70    10,339,549   $ 1,034     $16,853,042     $ (7,722,972)   $ 9,131,174

Net income                    -             -          -         -               -               986,799        986,799

Amortization of deferred
  compensation expense        -             -          -         -              100,945           -             100,945

Proceeds from exercise
  of warrants                 -             -             831    -                3,500           -               3,500
                              -------   -------    ----------   -------     -----------     ------------    -----------

BALANCE
  DECEMBER 31, 1997           700,000        70    10,340,380     1,034      16,957,487       (6,736,173)    10,222,418

Net income                    -            -           -         -               -               724,309        724,309

Amortization of deferred
  compensation expense        -            -           -         -              260,578           -             260,578
                              -------   -------    ----------   -------     -----------     ------------    -----------
BALANCE
  DECEMBER 31, 1998           700,000   $    70    10,340,380   $ 1,034     $17,218,065     $ (6,011,864)   $11,207,305
                              =======   =======    ==========   =======     ===========     ============    ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------

                                                                               1998                  1997
                                                                          --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      724,309         $     986,799
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                517,081               524,049
    Debt issue costs and debt discount                                           33,840                257,112
    Amortization of deferred compensation expense                                260,578               100,945
    Impairment of long-lived assets                                               -                      3,220
    Gain on disposition of assets                                               (385,227)                 (274)
    Equity in earnings of joint ventures                                      (3,529,687)           (3,109,865)
    Distributions from joint ventures                                          3,537,597             3,445,000
    Investments in joint ventures                                                 -                   (177,060)
    Changes in assets and liabilities:
      Decrease in restricted cash                                                530,881                55,053
      (Increase) decrease in accounts receivable                                 125,671               (96,481)
      Decrease in inventories                                                      8,297                 3,141
      Decrease in prepaid expenses                                               171,734                31,598
      Increase in other assets                                                  (229,151)               (1,479)
      Increase (decrease) in federal income taxes payable                        (52,733)               16,862
      Increase in deferred taxes                                                 121,235                 -
      Increase in accounts payable
         and accrued expenses                                                    612,294                78,146
                                                                          --------------       ---------------
         Net cash provided by operating activities                             2,446,719             2,116,766
                                                                          --------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of assets held for sale                                               (5,855)              (67,962)
  Proceeds from disposal of assets held for sale                               5,933,160                43,660
  Proceeds from sale of current assets and liabilities                            11,439                 -
  Decrease in notes receivable                                                    -                  1,236,708
  Acquisition of land for development                                         (4,007,920)                -
  (Increase) decrease in receivables from
    GTECH and joint ventures                                                     463,250              (778,856)
  Deposits on purchase option                                                 (2,250,000)             (890,000)
                                                                          --------------       ---------------
         Net cash (used in) provided by investing activities                     144,074              (456,450)
                                                                          --------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                               2,000,000                 -
  Repayment of debt                                                           (5,921,499)             (290,115)
  Proceeds from exercise of warrants                                             -                       3,500
                                                                          --------------       ---------------
         Net cash used in financing activities                                (3,921,499)             (286,615)
                                                                          --------------       ---------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                        (1,330,706)            1,373,701
CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                            2,422,884             1,049,183
                                                                          --------------       ---------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                             $    1,092,178       $     2,422,884
                                                                          ==============       ===============

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

         Effective December 29, 1995, FHRI entered into a series of agreements with GTECH Corporation ("GTECH") to jointly pursue gaming opportunities. Pursuant to the agreements, four limited liability companies ("Joint Ventures") were formed. FHRI has a 50% interest in the joint ventures, which interest is accounted for using the equity method.

         FHRI and its principal stockholder entered into an agreement to jointly pursue development of a themed casino resort in Biloxi, Mississippi and formed a limited liability company for such purpose, which is 50% owned by each member.

         Through its subsidiary, Deadwood Gulch Resort and Gaming Corp. ("DGR"), FHRI operated a 99-room hotel, a recreational vehicle park and campground, conference center, convenience store/gas mart, restaurant, lounge, family entertainment facility and two small casinos in Deadwood, South Dakota. During January 1996, the Company announced its intent to dispose of DGR, and in May 1998 consummated a sale. The Company has classified DGR as assets held for sale.

         The consolidated financial statements include the accounts and operations of FHRI and its wholly owned and majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Cash in excess of daily requirements is invested in highly liquid short-term investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

         CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents. A portion of the Company's cash equivalents are in high quality securities placed with major banks and financial institutions. Management does not believe that there is significant risk of loss associated with such investments.

         INVESTMENTS IN JOINT VENTURES - Investments in joint ventures are accounted for using the equity method of accounting.

         GOODWILL - Goodwill represents the excess cost over the net assets of businesses acquired during 1995. Goodwill is being amortized on the straight-line basis over 6 years. The Company reviews the carrying value of goodwill quarterly to determine whether any impairment has occurred. Amortization expense for both 1998 and 1997 totaled $506,268.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's cash and cash equivalents, restricted cash, receivables and accounts payable, approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its long-term debt based on the current rates offered to the Company for loans of the same remaining maturities. The estimated fair values of the Company's long-term debt approximate their recorded values at December 31, 1998.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements or tax returns. Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

         EARNINGS (LOSS) PER COMMON SHARE - Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE," was issued by the Financial Accounting Standards Board ("FASB") in February 1997. SFAS 128 replaced the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is similar to the previously reported fully diluted EPS. The Company adopted the provisions of SFAS No. 128 during the fourth quarter of the year ended December 31, 1997. Earnings per common share is computed based upon the weighted average number of common and common equivalent shares outstanding during the year.

         AWARDS OF STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, "ACCOUNTING FOR AWARDS OF STOCK-BASED COMPENSATION," which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and discloses the required pro forma effect on net income and net income per common share. (See Note 13.)

         SEGMENT INFORMATION - The Company adopted FASB statement No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," for its annual report as of December 31, 1998. The Company operated one hotel/casino property in Deadwood, South Dakota which was sold during May 1998, and has investments in four joint venture companies which have developed or are developing gaming opportunities through management contracts in the states of California, Delaware, Michigan and Oregon.

         Footnote 6 to the financial statements contains information as to the operations of the joint venture companies which are accounted for under the equity method. The statements of income of the Company contain the information as to the operations of the Deadwood property. The Company evaluates performance on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2).

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 30, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value, and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. Management has not completed its determination of this new statement's impact on the consolidated financial statements of the Company.

         RECENT ACCOUNTING PRONOUNCEMENTS - In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (the "SOP"). The SOP requires the costs of start-up activities that had been previously capitalized be expensed as incurred. The Company is required to adopt the provisions of the SOP in the fiscal year beginning January 1, 1999. Accordingly, the Company will expense approximately $824,000, in the first quarter of 1999, as a cumulative effect accounting change, which results from the Company's Joint Venture investments.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.       LAND HELD FOR DEVELOPMENT

         On February 23, 1998, the Company purchased a parcel of land for $4,621,670 which represents a portion of a proposed gaming site in Biloxi, Mississippi. The Company has options to acquire the necessary additional six acres.

4.       DEPOSITS AND OTHER ASSETS

         On November 18, 1998, the Company executed a series of agreements with Hard Rock Cafe International ("Hard Rock") for purposes of developing a Hard Rock Hotel & Casino on the Gulf Coast of Mississippi. The agreements required a Territory Fee of $2,000,000, due in two installments. The first was paid in November 1998, and the second is due in March 1999 (included in "Accrued Expenses"). The Company has also expended $450,000 for options and deposits on a number of parcels of land contiguous to the parcel it acquired in February 1998.

5.       ASSETS HELD FOR SALE

         Because of the Company's intent to dispose of DGR, the Company previously reclassified certain assets of DGR to other assets - assets held for sale. The Company previously determined that the carrying amount of the assets held for sale were not recoverable and therefore recorded an allowance for impairment as of December 31, 1997 of $4,154,290. The allowance was calculated using available information which indicated the estimated loss which would be incurred upon disposition, based on estimated fair value of the assets, less costs of disposition.

         In May 1998, the Company sold all of the assets and operations of DGR for $6,000,000 cash and the proration of certain related items, and recorded a gain on the transaction of $385,227. This gain represented the proceeds in excess of the carrying value, which had been reduced by the impairment loss estimate.

         The operations of DGR prior to its sale resulted in an operating loss of $345,769 in 1998 and operating income of $424,815 for 1997.

6.       INVESTMENTS IN JOINT VENTURES

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

         The Company contributed to the capital of the joint ventures its rights to agreements with the Coquille Indian Tribe to finance and develop a gaming and entertainment facility in North Bend, Oregon and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair gaming projects. In payment for its interest in the joint ventures, GTECH contributed cash and other intangible assets and committed to loan the joint ventures up to $16.4 million to complete the North Bend, Oregon, and Delaware facilities. The Company agreed to guarantee one-half of the obligations of the joint ventures to GTECH under these loans. At December 31, 1998, the advances to the joint venture had been repaid. GTECH has also agreed to make loans to the

         Company for its portion of the financing of projects if the Company is unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint ventures.

         As part of the formation of the joint ventures, certain directors of the Company and a stockholder have granted to GTECH an option to purchase their shares of the Company should they propose to transfer the same.

         In March 1997, the Company and GTECH modified their agreement to no longer require each party to present prospective business opportunities to the other.

         The following is a summary of each of the gaming opportunities and the material items which the Company has contributed, at book value, to capital of the joint ventures.

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

         Through December 31, 1997, the Company had advanced funds to GEDLLC totaling $544,890 evidenced by an interest bearing note at prime, plus 1% (9. 5% at December 31, 1997), and payable from available operating cash flows. The note was secured by a similar receivable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc., with the same terms and interest rate. The note was paid in full in March 1998.

         GEMLLC

         In late 1996, GEMLLC renegotiated its management contract with the Nottawaseppi Huron Band of Potawatomi and with the 15% owner of the interests in the agreements. Under the new contract, the joint venture will finance, develop and manage gaming operations on reservation lands to be acquired near Battle Creek, Michigan. The 15% owner will be paid a royalty fee in lieu of its original 15% ownership in earlier contracts with the tribe. During 1996, the assignment of the development rights by the Company to GEMLLC was approved by the tribe, and gaming development costs of $4,372,446 were contributed to capital of GEMLLC by the Company. During 1997, the Company contributed additional gaming development costs of $160,962 and cash of $12,500 to capital of GEMLLC.

         On December 18, 1998, the Michigan legislature approved a gaming compact that had been negotiated between the Tribe and the Governor of Michigan. The Company is in the process of identifying a suitable site for the

         Tribe's gaming operation and beginning the process of having the land placed in trust for the Tribe. GEMLLC is a development stage company as of December 31, 1998.

         GECLLC

         GECLLC, pursuant to an agreement with the Torres Martinez Desert Cahuilla Indians, has certain rights to develop, manage and operate gaming activities for the tribe. During 1997 and 1996, the Company contributed gaming development costs of $67,768 and cash of $12,500 to the capital of GECLLC. GECLLC is a development stage company as of December 31, 1998.

         The following is a summary of condensed financial information for the joint ventures as of December 31, 1998 and 1997 and for the years then ended:

1998
CONDENSED BALANCE SHEETS

                                    GELLC            GEMLLC            GEDLLC            GECLLC            TOTAL
                               -------------    -------------      --------------     -----------      -------------

Total assets                   $     550,624    $   5,490,350      $      516,194     $   265,954      $   6,823,122

Long term debt                 $     -          $      49,130      $        -         $    -           $      49,130

Members' capital               $     333,650    $   5,236,275      $      263,781     $    45,962      $   5,879,668


CONDENSED STATEMENTS OF OPERATIONS

Revenues                       $   2,236,903    $   -              $   12,152,631     $    -           $  14,389,534

Operating income (loss)        $   2,159,382    $    (34,371)      $    4,870,523     $   (80,602)     $   6,914,932

Interest expense               $   -            $   -              $       45,478     $   -            $      45,478

Net income (loss)              $   2,161,470    $    (34,371)      $    5,012,876     $   (80,602)     $   7,059,373

Company's equity
   in net income (loss)        $   1,080,735    $    (17,185)      $    2,506,438     $   (40,301)     $   3,529,687
                               =============    =============      ==============     ===========      =============

1997
CONDENSED BALANCE SHEETS

                                    GELLC            GEMLLC            GEDLLC            GECLLC            TOTAL
                               -------------    -------------      --------------     -----------      -------------

Total assets                   $     550,624    $   5,490,350      $      516,194     $   265,954      $   6,823,122
Total assets                   $     561,679    $   5,488,694      $    4,403,546     $   265,911      $  10,719,830

Long term debt                 $      -         $      47,499      $    3,303,416     $      -         $   3,350,915

Member's capital               $     365,694    $   5,270,646      $      132,643     $   126,564      $   5,895,547


CONDENSED STATEMENTS OF OPERATIONS

Revenues                       $   2,062,212    $      -           $   11,242,145     $      -         $  13,304,357

Operating income (loss)        $   1,987,691    $     (19,424)     $    4,307,605     $   (73,843)     $   6,202,029

Interest expense               $      -         $      -           $      218,836     $      -         $     218,836

Net income (loss)              $   2,000,145    $     (19,424)     $    4,312,854     $   (73,843)     $   6,219,732

Company's equity
   in net income (loss)        $   1,000,073    $      (9,712)     $    2,156,426     $   (36,922)     $   3,109,865
                               =============    =============      ==============     ===========      =============

7.       DEBT

         Debt consists of the following at December 31, 1998 and 1997:                       1998              1997
                                                                                         ------------      -----------
         Note payable, secured by a first mortgage on all real property of
         DGR (included in assets held for sale) and partially secured by the guarantee of FHRI, and the personal guarantee of certain stockholders;
         interest at prime plus 21/4%, paid in full during 1998.                         $     -           $ 3,530,983

         Convertible, unsecured note payable to GTECH Corporation; original principal amount of $3,000,000, no payments or accrued interest until
         January 25, 1998 when interest began to accrue at the lesser of the maximum lawful rate of interest, or the prime rate (7 3/4% at December
         31, 1998); interest due monthly beginning February 1, 1998 through
         January 25, 2001, at which time all unpaid principal and interest will be due. The note was convertible, subject to regulatory approval, at the holder's option in whole or part at any time prior to January 25,
         1998 into common stock of the Company at a conversion price of five dollars principal amount of the note for one share of stock, recorded net of unamortized discount at December 31, 1997 of $18,321 based on imputed
         interest rate of 8.25%.  On January 25, 1998, the conversion option expired.       3,000,000        2,981,679

         Note payable to stockholder; interest at prime payable quarterly commencing on January 31, 1996; principal payable on demand,
         paid in full during 1998.                                                               -               375,000
                                                                                         ------------      -----------

           Total                                                                            3,000,000        6,887,662
           Less current portion                                                                -               697,100
                                                                                         ------------      -----------

           Long-term portion                                                             $  3,000,000      $ 6,190,562
                                                                                         ============      ===========

         The Company obtained a $2,000,000 line of credit from the bank that provided the initial loan for its acquisition of land in Biloxi, Mississippi. The line bears interest at prime, plus 1%, requires interest payments monthly, and all principal and accrued interest is due at maturity on February 25, 1999. As of December 31, 1998, there was no amount outstanding. In February 1999, the line was extended for an additional one year period, and the interest rate was reduced to prime, plus 1/2%.

         The scheduled maturities of debt are as follows:

                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                         1998                        $     -
                         1999                              -
                         2000                              -
                         2001                           3,000,000
                                                     ------------
                         Total                       $  3,000,000
                                                     ============
8.       STOCKHOLDERS' EQUITY

         As part of a public offering in August 1993, the Company sold to the underwriters warrants at $.01 per warrant to acquire 80,000 units, each unit consisting of three shares of the Company's common stock and a warrant to purchase additional shares of the Company's common stock. The exercise price of warrants to purchase the units and the exercise price and number of shares issuable per warrant for the warrants issuable upon purchase of the unit are based upon a dilution agreement. As of January 1, 1997, 57,500 warrants to purchase 68,393 shares of common stock at $4.20 per share were exercisable through, and expired on February 10, 1997. As of January 1, 1998, warrants to purchase 22,500 units at $13.17 per unit were exercisable through, and expired on, August 9, 1998.

         Also part of the public offering, warrants to purchase shares of the Company's common stock were issued. The exercise price of the warrants and the number of shares issuable per warrant were based on a dilution agreement and, as of January 1, 1997, 778,534, warrants to purchase 925,988 shares of common stock at $4.20 per share were exercisable through February 10, 1997. In February 1997, 700 warrants were exercised for 831 common shares of the Company, with net proceeds of $3,500. The remaining warrants expired on February 10, 1997.

         Options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to a consultant, all of which were exercisable at December 31, 1998. These options were repriced in June 1998 at $2.25 per share (market value on the repricing date). The fair value of $43,410 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 97 percent, risk-free interest rate of 5.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense of $43,410 was recognized in 1998, along with an equivalent increase in paid in capital. All of these options were exercisable at December 31, 1998.

         On December 20, 1996, a consultant, who is also a principal stockholder, was granted an option to purchase 250,000 common shares at $3.69 in return for consulting services to be provided over an approximate three year period. The options vested immediately. The fair value of $302,826 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80 percent, risk-free interest rate of 6.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense is being be recognized ratably over the three year service period commencing in 1997.

         Options to purchase 70,001 shares of common stock at $2.06 per share (market value on date of grant) were issued in 1998 to the Company's current President for services previously performed in a consulting capacity. The Company recognized consulting expense of $116,224 and recorded an equivalent increase in paid in capital. The fair value for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 95 percent, risk-free interest rate of 5.4 percent, and expected life of two years.

         The Company's preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. If the Company is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock. The stockholders' right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $1,365,000 and $1,155,000 at December 31, 1998 and 1997,
         respectively. Through December 31, 1998, no dividends have been declared or paid.

9.       INCOME TAX PROVISION

         The income tax provision recognized in the consolidated financial statements consists of the following:

                                                                                   1998                  1997
                                                                                ------------         -------------

         Current:  Federal                                                      $         --         $     (16,862)
                   State                                                            (222,847)             (258,779)
                                                                                ------------         -------------
                            Total current                                           (222,847)             (275,641)
                                                                                ------------         -------------

         Deferred:  Federal                                                          132,495               -
                    State                                                           (253,730)              -
                                                                                ------------         -------------
                             Total deferred                                         (121,235)              -
                                                                                ------------         -------------

         Total Provision                                                        $   (344,082)        $    (275,641)
                                                                                ============         =============


         A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated income before income taxes is as follows:

                                                                                    1998                  1997
                                                                                ------------         -------------
         Tax provision at U.S. statutory rate                                   $   (363,253)        $    (429,230)
         State taxes                                                                (314,541)             (170,794)
         Change in valuation allowance                                               507,315               493,249
         Goodwill amortization                                                      (172,131)             (172,131)
         Other                                                                        (1,472)                3,265
                                                                                ------------         -------------

         Total                                                                  $   (344,082)        $    (275,641)
                                                                                ============         =============

         The Company's deferred tax items as of December 31, 1998 and 1997 are as follows:

                                                                                    1998                  1997
                                                                                ------------         -------------
         Deferred tax assets:
            Net operating loss carryforward                                     $  1,225,606         $     890,765
            Tax credit carryforwards                                                  23,416                24,414
            Difference between book and tax
               basis of assets held for sale                                          -                  1,380,700
             Intangibles                                                              21,497               -
            Accrued expenses                                                           6,437                22,123
            State taxes                                                              115,548               -
            Stock option plans                                                       109,443               -
                                                                                ------------         -------------
         Total deferred tax assets                                                 1,501,947             2,318,002
                                                                                ------------         -------------



         Deferred tax liabilities:
            Difference between book and tax basis
               of gaming rights                                                   (1,618,339)           (2,008,915)
            Other                                                                     (4,843)               (2,025)
                                                                                ------------         -------------
         Total deferred tax liabilities                                           (1,623,182)           (2,010,940)
         Valuation allowance                                                         -                    (307,062)
                                                                                ------------         -------------

         Net                                                                    $   (121,235)        $     -
                                                                                ============         =============

         At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $3,600,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2018. The availability of the loss carryfowards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

10.      RELATED PARTY TRANSACTIONS

         At December 31, 1997, the Company held a note receivable of $106,760 from a director of the Company. This note was paid in full in 1998.

         Total interest expense charged to operations in 1998 and 1997 related to the note payable to a stockholder were $11,702 and $31,567, respectively.

         See Note 6 for discussion of transactions with joint ventures.

         See Note 7 for a discussion of a note payable to stockholder.

11.      SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

         Cash payments for interest for the years ended December 31, 1998 and 1997 were $518,187 and $440,612, respectively.

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

         During the year ended December 31, 1998, additional paid-in capital increased by $260,578 as a result of granting and repricing stock options issued to non-employees for consulting services.

         During the year ended December 31, 1998, the Company applied purchase option deposits of $613,750 towards the acquisition of land held for development.

12.      COMMITMENTS AND CONTINGENCIES

         The Company is party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters, will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

         In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court. In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star's claim against the Company for breach of contract, which it remanded to the trial court for additional hearing. No action has been taken on that matter to date. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on the Company's financial condition.

         See notes 3, 4 and 6 for additional information.

13.      STOCK-BASED COMPENSATION PLANS

         At December 31, 1998, the Company had three stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the Nonemployee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder) and an informal director stock plan. Had compensation cost for options granted under the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, the Company's net income and income per common share would have been restated to the pro forma amounts indicated below:

                                                                                    1998                  1997
                                                                                -------------        -------------
         Net income                                       As reported           $     724,309        $     986,799
                                                          Pro forma             $     568,250        $     113,181


         Income (loss) per common share,
            basic and diluted                             As reported           $        0.05        $        0.08
                                                          Pro forma             $        0.03        $       (0.01)

         The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: expected volatility of 95% and 80%, risk-free interest rate of 5.1 percent and 6.2 percent, and expected life of 3.6 years and 3.5 years.

         The Company has reserved 300,000 shares of its common stock for issuance under the Nonemployee Director Stock Plan. The Plan allows for options to be granted at prices not less than fair market value on the date of grant and are generally exercisable over a term of five years. The Company issued 20,000 options under the Plan during 1998, and 10,000 options in 1997.

         The Company has reserved 1,000,000 shares of its common stock for issuance under the 1992 Incentive Plan. On September 24, 1998, the Board approved an increase of an additional 500,000 shares, subject to shareholder approval. The Plan allows for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while non-qualified incentive stock options may be granted at a price less than fair market value on the date of grant. The persons eligible for such plan include employees and officers of the Company (whether or not such officers are also directors of the Company) and consultants and advisors to the Company, who are largely responsible for the management, growth and protection of the business of the Company. Options issued under the Incentive Plan are generally exercisable over a term of ten years.

         On March 3, 1997 ("the Grant Date"), the Board of Directors approved a grant of an option ("Option") to each of the Company's three directors, to purchase 250,000 shares of common stock at an exercise price per share of $3.375, the closing price of the common stock on the business day of the Grant Date. The Options were granted in consideration of the fact that services to the Company by such directors have exceeded and are expected to continue to exceed the duties of a typical corporate director. On May 12, 1997, at the Company's annual meeting, the stockholders ratified the Options. The Options become exercisable in 50,000 share increments commencing April 9, 1997 and on each anniversary thereafter. In addition, the Options for two of the directors provide that a 50,000 share increment became exercisable on the Grant Date. In March 1998, 250,000 of these shares were forfeited, and in June 1998, the remaining 500,000 shares were repriced to $2.25 per share (fair market value at repricing).

         The total options outstanding under the 1992 Incentive Plan, including the consulting options at December 31, 1998 and 1997 were 1,236,000 and 510,000, respectively. The total options outstanding under the Nonemployee Director Stock Plan at December 31, 1998 and 1997 were 30,000 and 10,000, respectively. The total options outstanding under the Director Stock Plan at December 31, 1998 and 1997 were 575,000 and 750,000, respectively.

         A summary of the status of the Company's stock option plans, including consultant options, as of December 31, 1998 and 1997, and changes during the years then ended is presented below:

                                                            1998                                   1997
                                               --------------------------------      ---------------------------------
                                                                  WEIGHTED -                             WEIGHTED -
                                                                   AVERAGE                                AVERAGE
                                               SHARES            EXERCISE PRICE      SHARES             EXERCISE PRICE
                                               ------            --------------      ------             --------------
         Outstanding at beginning
            of year                            1,420,000         $    3.45             660,000          $   3.54
         Granted                               1,081,000         $    2.11             760,000          $   3.38
         Exercised                               -                    -                -                    -
         Forfeited                               510,000         $    3.34                                  -
                                               ---------                             ---------
         Outstanding at end of year            1,991,000         $    2.36           1,420,000          $   3.45
                                               =========                             =========
         Options exercisable at year-end         835,000         $    2.68             890,000          $   3.50

         Weighted-average fair value of
         options granted during the year                         $    1.53                              $   1.97

         As of December 31, 1998, the 1,991,000 options outstanding have exercise prices ranging between $2.00 and $3.69, and a weighted average remaining contractual life of 7 years. The options exercisable of 835,000 also have exercise prices ranging between $2.00 and $3.69, and their weighted average remaining contractual life is 7.7 years.

                                                     EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

    10.52         License Agreement by and between Hard Rock Cafe International
                  (USA), Inc. and Full House Mississippi, LLC dated November 18, 1998

    10.53 Management and Development Agreement by and between FH/HR Management, LLC and Full House Mississippi, LLC dated November 18, 1998

    21            List of Subsidiaries of Full House Resorts, Inc.

    23.1          Consent of Deloitte & Touche LLP

    27.1          Financial Data Schedule