Form 10QSB
period 1999-03-31
FULL HOUSE RESORTS INC
filed 1999-05-13
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________.

                                                     Commission File No. 0-20630
                                                                         -------

                            FULL HOUSE RESORTS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                           13-3391527
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

        2300 W. Sahara Ave.
         Suite 450,  Box 23
        LAS VEGAS,  NEVADA                                     89102
---------------------------------------                       -------
(Address of principal executive offices)                     (zip code)

                                 (702) 221-7800
                         -------------------------------
                         (Registrant's telephone number)

fCheck whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 1998, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                             FULL HOUSE RESORTS, INC
                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.  Financial Information

         Item 1.   Condensed Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   March 31, 1999 and December 31, 1998                    3

                   Condensed Consolidated Statements of Operations
                   for the three months ended March 31, 1999 and 1998      4

                   Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 1999 and 1998      5

                   Notes to Condensed Consolidated Financial Statements    6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     8

PART II. Other Information                                                11

         Signatures                                                       11

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          MARCH 31,                 DECEMBER 31,
                                                                            1999                        1998
                                                                          --------                  -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $    315,429             $   1,092,178
  Income tax refund receivable                                                    -                       35,871
  Prepaid expenses                                                              60,675                    88,018
  Receivable from joint ventures                                                44,392                   216,188
                                                                          ------------             -------------
    Total current assets                                                       420,496                 1,432,255

LAND HELD FOR DEVELOPMENT                                                    4,621,670                 4,621,670
GOODWILL - net                                                               1,265,682                 1,392,249
NOTE RECEIVABLE - JOINT VENTURE                                                293,184                   232,421
INVESTMENTS IN JOINT VENTURES                                                4,254,119                 5,017,470
DEFERRED TAX ASSET                                                             158,940                      -
DEPOSITS AND OTHER ASSETS                                                    3,822,791                 2,777,199
                                                                          ------------             -------------
TOTAL                                                                     $ 14,836,882             $  15,473,264
                                                                          ============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $     32,014             $      33,566
  Accrued expenses                                                           1,070,148                 1,111,158
                                                                          ------------             -------------
    Total current liabilities                                                1,102,162                 1,144,724
                                                                          ------------             -------------
LONG-TERM DEBT                                                               3,000,000                 3,000,000
                                                                          ------------             -------------
DEFERRED INCOME TAXES                                                             -                      121,235
                                                                          ------------             --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative, convertible preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding;
    aggregate liquidation preference of $3,517,500 and $3,465,000                   70                        70
  Common stock, par value $.0001, 25,000,000 shares authorized;
    10,340,380 shares issued and outstanding                                     1,034                     1,034
  Additional paid in capital                                                17,257,163                17,218,065
  Accumulated deficit                                                       (6,523,547)               (6,011,864)
                                                                          ------------             -------------
    Total stockholders' equity                                              10,734,720                11,207,305
                                                                          ------------             -------------
TOTAL                                                                     $ 14,836,882             $  15,473,264
                                                                          ============             =============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   1999                   1998
                                                                               -------------         --------------
OPERATING REVENUES:
  Casino                                                                       $        -            $     181,358
  Hotel/RV park                                                                         -                  234,598
  Retail, food and beverage                                                             -                  391,048
  Joint ventures                                                                     838,973               827,393
                                                                               -------------         -------------
                                                                                     838,973             1,634,397
  Less:  promotional allowances                                                         -                  (40,067)
                                                                               --------------        -------------
      Net operating revenues                                                         838,973             1,594,330
                                                                               -------------         -------------
OPERATING COSTS AND EXPENSES:
  Casino                                                                                -                  159,521
  Hotel/ RV park                                                                        -                  111,473
  Retail, food and beverage                                                             -                  350,415
  Sales and marketing                                                                   -                   63,592
  General and administrative                                                         560,241               579,294
  Depreciation and amortization                                                      130,507               129,160
                                                                               -------------         -------------
       Total operating costs and expenses                                            690,748             1,393,455
                                                                               -------------         -------------
INCOME FROM OPERATIONS                                                               148,225               200,875

Interest expense and debt issue costs                                                (66,663)             (223,682)
  Interest and other income                                                           15,776                37,885
                                                                               -------------         -------------
Income before income taxes and cumulative effect
of change in accounting principle                                                     97,338                15,078

INCOME TAX PROVISION                                                                 (65,151)              (64,525)
                                                                               -------------         -------------

Net Income (Loss) before cumulative effect of change in accounting principle          32,187               (49,447)
Cumulative effect of change in accounting principle, net of tax                     (543,870)                 -
                                                                               -------------         --------------

NET (LOSS)                                                                          (511,683)              (49,447)

Less, undeclared dividends on cumulative preferred stock                              52,500                52,500
                                                                               -------------         -------------

NET LOSS APPLICABLE TO COMMON SHARES                                           $    (564,183)        $    (101,947)
                                                                               =============         =============
Loss per common share before cumulative effect of change in
accounting principle, Basic and Diluted                                        $      ( 0.00)        $       (0.01)
Change in accounting principle, Basic and Diluted                                      (0.05)                 -
                                                                               -------------         -------------
NET LOSS PER COMMON SHARE, Basic and Diluted                                   $       (0.05)        $       (0.01)
                                                                               =============         =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                                       10,340,380            10,340,380
                                                                               =============         =============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    1999                  1998
                                                                               -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $    (511,683)        $     (49,447)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                    130,507               129,160
    Debt issue costs and imputed interest amortization                                  -                   27,632
    Amortization of deferred compensation expense                                     39,096                99,880
    Cumulative effect of change in accounting principle                              543,870                  -
    Equity in income of joint ventures                                              (838,973)             (827,393)
    Distributions from joint ventures                                                778,279               771,706
    Changes in assets and liabilities:
      Decrease in receivables                                                         35,871                   343
      Decrease in restricted cash                                                       -                   21,341
      Decrease in inventories                                                           -                    6,982
      Decrease in prepaid expenses                                                    27,343               107,522
      Increase in other assets                                                          -                   (3,096)
      Decrease in accounts payable and accrued expenses                              (42,562)              (38,269)
                                                                               -------------         -------------

        Net cash provided by operating activities                                    161,750               246,361
                                                                               -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (24,532)               (3,616)
  Deposits on purchase options                                                    (1,025,000)                 -
  Proceeds from nonrefundable
    deposit on sale of assets held for sale                                             -                  300,000
  Acquisition of land held for development                                              -               (3,954,340)
  Decrease in receivables from joint ventures                                        111,033               526,126
                                                                               -------------         -------------

        Net cash used in investing activities                                       (938,499)           (3,131,830)
                                                                               -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                                     1,000,000             2,000,000
  Repayment of line of credit                                                     (1,000,000)             (377,279)
                                                                               -------------         -------------

        Net cash provided by financing activities                                       -                1,622,721
                                                                               -------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (776,749)           (1,262,748)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     1,092,178             2,422,884
                                                                               -------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     315,429         $   1,160,136
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

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

 .        In April 1998, The Accounting Standards Executive Committee of the
         American Institute of Public Accounting issued Statement of Position 98-5, "Reporting on the Costs of Start - Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. Accordingly, during the first quarter of 1999, the Company's joint venture investments expensed approximately $1.6 million of costs previously incurred. The Company has recognized $543,870, its 50% share of $824,045, the cumulative effect of a change in accounting principle, net of the related tax benefit of $280,175.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes accounting and reporting standards for derivative investments, including certain derivative investments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position, and measure those instruments at fair value, and is effective for all fiscal quarters of the fiscal years beginning June 15, 1999. Management has not completed its determination of this new statement's impact on the consolidated financial statements of the Company.

3.       SEGMENT INFORMATION


             1999                                JOINT
                                                VENTURES        CORPORATE        DGR          CONSOLIDATED
                                                --------        ---------        ---          ------------
         Net Revenues                         $  838,973       $    -       $    -           $   838,973
         Operating income (loss)                 712,406        (560,241)        -               148,225
         Net income before cumulative
           effect of change in accounting
           principle                             590,079         (557,892)       -                32,187
         Accounting change, net                 (543,870)            -           -              (543,870)
         Net income (loss)                        46,209         (557,892)       -              (511,683)

         Identifiable assets as
           of March 31, 1999                  $5,857,373       $8,979,509   $    -           $14,836,882

             1998                               JOINT
                                               VENTURES         CORPORATE        DGR         CONSOLIDATED
                                               --------         ---------      -------       ------------
         Net Revenues                        $  827,393        $      -        $ 766,937     $ 1,594,330
         Operating income (loss)                700,826           (434,123)      (65,828)        200,875
         Net income (loss)                      594,328           (463,409)     (180,366)        (49,447)

         Identifiable assets as
           of December 31,1998               $6,858,329         $8,614,935     $    -        $15,473,264


         The reduction in both assets and net income attributable to the Joint Ventures segment, is due primarily to the Company's share of the write off, in the first quarter of 1999, of previously capitalized start-up costs incurred by its joint venture investments, of $824,045 before the related tax benefit of $280,175.

4.       JOINT VENTURE INVESTMENTS

                  1999                  DELAWARE       OREGON           MICHIGAN        CALIFORNIA
                                    -------------    ---------         ----------       ----------
         Total assets                 $  584,821     $  247,796        $ 4,287,169      $  17,075
         Total liabilities               193,633         37,917            106,957          3,075

         Revenues                      3,020,230        544,012               -              -
         Operating income (loss)       1,199,312        528,846            (36,138)       (14,073)
         Cumulative effect of change
           in accounting principle        (9,157)      (137,351)        (1,260,818)      (240,765)
         Net income                   $1,190,154     $  391,496        $(1,296,956)     $(254,838)



                  1998                 DELAWARE         OREGON          MICHIGAN        CALIFORNIA
                                    ------------     ----------        ----------       ----------

         Total assets               $1,024,249       $  565,450        $5,482,850       $ 260,067
         Total liabilities             774,144          173,092            45,020           9,302

         Revenues                    2,861,391          515,526              -                -
         Operating income (loss)     1,189,497          498,044            (4,244)         (28,511)
         Net income (loss)          $1,189,497       $  498,044        $   (4,244)       $ (28,511)


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1999 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1998

         JOINT VENTURE INCOME. Joint Venture income increased $11,580, or 1.4% for the first quarter ended March 31, 1999 as compared to the same period in 1998. This increase is due to improved operating results from the Oregon and Delaware joint ventures offset by slightly larger losses from Michigan and California.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture was $264,423, an increase of $15,401, or 6.2%, as compared to the prior year period. This increase is due to continued growth in the market, coupled with the introduction in March 1999 of "Wide-Area-Progressive" games featuring a linked jackpot.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $599,656 for the first quarter ended March 31, 1999., compared to $594,748 in the prior year. Several days of inclement weather, particularly on busy weekend days, contributed to a relatively flat year over year performance.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of the loss from the California and Michigan joint ventures increased by $8,729 during the first quarter of 1999. The majority of the increase was due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek. The Company has begun to incur costs as it begins to assist the Tribe in obtaining suitable land for its gaming facility. These joint venture companies are still in the development stage and do not have operating revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. Non-Resort expenses for the three months ended March 31, 1999 increased $128,711 as compared to the comparable period in 1998. This increase is primarily due to increased payroll and legal expenses associated with the Company's efforts to develop the Biloxi, Mississippi project.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. Interest expense and debt issue costs decreased by $157,019 primarily due to the repayment of debt associated with Deadwood Gulch Resort ("DGR"), and lower amounts outstanding on the line of credit.

         INTEREST AND OTHER INCOME. Interest and other income decreased by $22,109 in 1999 as compared to 1998 due primarily to the prepayment, in February 1998, of the Delaware LLC note receivable.

         INCOME TAX PROVISION. Income tax expense primarily represents state taxes on the Company's earnings from its joint venture investments. For federal tax purposes the Company has net operating loss carryforwards of approximately $3,400,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2018. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In April 1998, The Accounting Standards Executive Committee of the American Institute of Public Accounting issued Statement of Position 98-5, "Reporting on the Costs of Start - Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. Accordingly, during the first quarter of 1999, the Company realized $824,045 of such costs that had been previously incurred by its joint venture investments, net of the related tax benefit of $280,175.

         DEADWOOD GULCH RESORT. In May 1998, the Company completed the sale of DGR and paid off the related outstanding indebtedness. There are no revenues or expenses related to DGR in the first quarter of 1999. During the first quarter of 1998, DGR generated an operating loss of $65,828.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $315,429. For the three months ended March 31, 1999, cash of $161,750 was provided by operating activities, as compared to $246,361 in the prior year period. The decline is primarily due to the decrease in various current assets of DGR prior to the sale. Net cash used in investing activities was $938,499, primarily for options and deposits related to the Biloxi project, compared to $3,131,830 in the prior year primarily for the acquisition of land for the Biloxi project, partially offset by a decrease in receivables from joint ventures, and receipt of a $300,000 nonrefundable deposit. There was no net cash provided by financing activities during the current quarter as a temporary draw on the line of credit was also repaid. In the comparable prior period, $1,622,721 was provided by financing activities, the result of proceeds from borrowings of $2,000,000, reduced by repayment of debt totaling $377,279. As a result of the above factors, there was a net decrease in cash and cash equivalents of $776,749 during the first quarter of 1999.

         On November 20, 1995, Full House merged a wholly-owned subsidiary into Omega Properties, Inc. (30% owned by William P. McComas, a director /stockholder of the Company). The shareholders of Omega received an aggregate of 500,000 shares of Full House Common Stock and a promissory note in the amount of $375,000. The principal amount of this note accrued interest, payable quarterly, at the "prime" rate, and such principal amount, together with accrued interest, was payable upon demand of the holder of the note. William P. McComas received the note and Mr. Fugazy, the other stockholder of Omega, received the shares. This note was paid in full in 1998.

         On May 31, 1995, DGR borrowed $5 million, secured by its real property. The note accrued interest at prime plus 2 1/4 %, with monthly installments of principal and interest based on a ten-year amortization period, with the remaining balance due on May 31, 2002. On May 12, 1998, the Company completed the sale of DGR and used a portion of the proceeds to repay the outstanding balance of $3,165,861.

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

         As a result of its agreements with GTECH, receipt by Full House of revenues from the operations of joint venture projects is governed by the terms of the related agreements applicable to such projects. These contracts provide that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While Full House does not believe that this arrangement will adversely impact its liquidity, the Company's continuing cash flow is dependent on the operating performance of its joint ventures, and the ability to receive monthly distributions.

         On February 23, 1998, the Company completed the purchase of a portion of a proposed gaming site in Biloxi, Mississippi. The Company acquired the site for $4,155,000 and the payment of certain related costs. The Company utilized cash on hand of $2,155,000 and obtained a $2 million bank loan in connection with the purchase. The bank loan was repaid in June 1998 using the proceeds of the DGR sale.

         Upon the payoff of the bank loan, the Company negotiated a $2 million line of credit with the same bank. The line was renewed in February 1999. The line bears interest at prime plus 1/2%, with interest payable monthly, and any outstanding principal is due at maturity in February 2000. No amount was outstanding at March 31, 1999.

         In November 1998, the Company executed a series of agreements with Hard Rock Cafe International related to the proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company has the right to develop and operate a Hard Rock Casino in Biloxi. The Company agreed to pay a territory fee of $2,000,000 in two installments. The first was paid in November 1998, and the second payment was due March 31, 1999. The Company has requested an extension for the second payment as it continues to pursue financing for the development.

         In September 1998, the Company and Allen Paulson formed a limited liability company, equally owned, for the purpose of developing this project. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and the Company agreed to contribute its rights to the Hard Rock agreements. This entity plans to develop the Hard Rock - Biloxi and is currently exploring various financing alternatives. The project, as currently envisioned, is expected to cost between $250 and $300 million. Substantial additional financing will be required for the Company to effect its business strategy, and no assurance can be given that such financing will be available upon commercially reasonable terms, or at all.

         As of March 31, 1999, Full House had cumulative undeclared and unpaid dividends in the amount of $1,417,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

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

         The Company has incurred approximately $10,000 to upgrade and replace various hardware and software to address the Year 2000 issue, and does not expect to incur any additional material costs. The Company has successfully completed the testing of its critical internal systems.

         The Company's joint ventures have reviewed their critical systems and upgraded as necessary. Although comprehensive testing has not yet been completed, they believe that all critical systems are now compliant. Manual procedures have been updated for use in the event of certain automated system failures. The joint ventures continue to monitor the progress of significant vendors in their efforts to address this issue and provide assurances concerning their state of readiness. The ability to mitigate the impact of the failure of certain vendors systems is limited.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 1999, cumulative dividends were $1,417,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

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

                                       FULL HOUSE RESORTS, INC.

Date:  May 11, 1999

                                       By   /S/ GREGG R GIUFFRIA
                                           ------------------------------------
                                           Gregg R. Giuffria, President and
                                           Principal Operating Officer

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    -----------

  27.1            Financial Data Schedule