Form 10QSB
period 1999-06-30
FULL HOUSE RESORTS INC
filed 1999-08-13
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________.

                                                     Commission File No. 0-20630
                                                                         -------

                            FULL HOUSE RESORTS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              13-3391527
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         2300 W. Sahara Ave.
         Suite 450,  Box 23
         LAS VEGAS,  NEVADA                                          89102
----------------------------------------                           ----------
(Address of principal executive offices)                           (zip code)

                                 (702) 221-7800
                                 --------------
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 1999, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I.  Financial Information

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   June 30, 1999 and December 31, 1998                           3

                   Condensed Consolidated Statements of Operations
                   for the three months ended June 30, 1999 and 1998             4

                   Condensed Consolidated Statements of Operations
                   for the six months ended June 30, 1999 and 1998               5

                   Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30, 1999 and 1998               6

                   Notes to Condensed Consolidated Financial Statements          7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          10

PART II. Other Information                                                      13

         Signatures                                                             13

                                      -2-

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             JUNE 30,                DECEMBER 31,
ASSETS                                                                         1999                      1998
                                                                          -------------            --------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $    342,509             $   1,092,178
  Income tax refund receivable                                                     -                      35,871
  Prepaid expenses                                                              38,228                    88,018
  Receivable from joint ventures                                               144,428                   216,188
                                                                          ------------             -------------
    Total current assets                                                       525,165                 1,432,255

LAND HELD FOR DEVELOPMENT                                                    4,621,670                 4,621,670
GOODWILL - net                                                               1,139,115                 1,392,249
NOTE RECEIVABLE - JOINT VENTURE                                                287,107                   232,421
INVESTMENTS IN JOINT VENTURES                                                4,265,605                 5,017,470
DEFERRED TAX ASSET                                                             158,940                       -
DEPOSITS AND OTHER ASSETS                                                    4,026,394                 2,777,199
                                                                          ------------             -------------
TOTAL                                                                     $ 15,023,996             $  15,473,264
                                                                          ============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $     16,107             $      33,566
  Accrued expenses                                                           1,064,245                 1,111,158
                                                                          ------------             -------------
    Total current liabilities                                                1,080,352                 1,144,724
                                                                          ------------             -------------
LONG-TERM DEBT                                                               3,000,000                 3,000,000
                                                                          ------------             -------------
DEFERRED INCOME TAXES                                                              -                     121,235
                                                                          ------------             -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Cumulative preferred stock, par value $.0001, 5,000,000
      shares authorized; 700,000 shares issued and outstanding;
      aggregate liquidation preference of $3,570,000 and $3,465,000                 70                        70
  Common stock, par value $.0001, 25,000,000 shares authorized;
      10,340,380 shares issued and outstanding                                   1,034                     1,034
  Additional paid in capital                                                17,296,257                17,218,065
  Accumulated deficit                                                       (6,353,717)               (6,011,864)
                                                                          ------------             -------------
    Total stockholders' equity                                              10,943,644                11,207,305
                                                                          ------------             -------------
TOTAL                                                                     $ 15,023,996             $  15,473,264
                                                                          ============             =============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                               1999                   1998
                                                                           -------------         -------------
OPERATING REVENUES:
  Casino                                                                   $         -           $     100,438
  Hotel/RV park                                                                      -                  85,715
  Retail, food and beverage                                                          -                 147,309
  Joint ventures                                                                 924,486               967,297
                                                                           -------------         -------------
                                                                                 924,486             1,300,759
  Less:  promotional allowances                                                      -                 (24,159)
                                                                           -------------         -------------
      Net operating revenues                                                     924,486             1,276,600
                                                                           -------------         -------------
OPERATING COSTS AND EXPENSES:
  Casino                                                                             -                  91,116
  Hotel/ RV park                                                                     -                  82,733
  Retail, food and beverage                                                          -                 161,187
  Sales and marketing                                                                -                  28,933
  General and administrative                                                     506,239               570,712
  Depreciation and amortization                                                  132,146               129,227
                                                                           -------------         -------------
           Total operating costs and expenses                                    636,385             1,063,908
                                                                           -------------         -------------
INCOME FROM OPERATIONS                                                           286,101               212,692

Interest expense and debt issue costs                                            (58,196)             (145,626)
Interest and other income                                                          2,349               494,675
                                                                           -------------         -------------
INCOME BEFORE INCOME TAXES                                                       230,254               561,741

INCOME TAX PROVISION                                                             (60,425)              (73,175)
                                                                           -------------         -------------
NET INCOME                                                                       169,829               488,565

Less, undeclared dividends on cumulative preferred stock                          52,500                52,500
                                                                           -------------         -------------
NET INCOME APPLICABLE TO COMMON SHARES                                     $     117,329         $     436,065
                                                                           =============         =============
NET INCOME PER COMMON SHARE, Basic and Diluted                             $        0.01         $        0.04
                                                                           =============         =============
Weighted average shares, Basic                                                10,340,380            10,340,380
                                                                           =============         =============
                         Diluted                                              10,382,295            10,412,988
                                                                           =============         =============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                1999                  1998
                                                                           -------------         ------------
OPERATING REVENUES:
  Casino                                                                   $         -           $    281,796
  Hotel/RV park                                                                      -                320,313
  Retail, food and beverage                                                          -                538,537
  Joint ventures                                                               1,763,459            1,794,690
                                                                           -------------         ------------
                                                                               1,763,459            2,935,156
  Less:  promotional allowances                                                      -                (64,226)
                                                                           -------------         ------------
      Net operating revenues                                                   1,763,459            2,870,930
                                                                           -------------         ------------

OPERATING COSTS AND EXPENSES:
  Casino                                                                             -                250,637
  Hotel/ RV park                                                                     -                194,206
  Retail, food and beverage                                                          -                511,602
  Sales and marketing                                                                -                 92,525
  General and administrative                                                   1,066,480            1,150,006
  Depreciation and amortization                                                  262,653              258,387
                                                                           -------------         ------------
           Total operating costs and expenses                                  1,329,133            2,457,363
                                                                           -------------         ------------
INCOME FROM OPERATIONS                                                           434,326              413,567

Interest expense and debt issue costs                                           (124,859)            (369,308)
Interest and other income                                                         18,125              532,559
                                                                           -------------         ------------

INCOME BEFORE INCOMES TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                         327,592              576,818

INCOME TAX PROVISION                                                            (125,576)            (137,700)
                                                                           -------------         ------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE

IN ACCOUNTING PRINCIPLE                                                          202,016                439,118
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                              (543,870)                   -
                                                                           -------------         --------------

NET INCOME (LOSS)                                                               (341,854)               439,118
Less, undeclared dividends on cumulative preferred stock                         105,000                105,000
                                                                           -------------         --------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                              $    (441,854)        $      334,118
                                                                           =============         ==============
Income per common share before cumulative effect of change in

accounting principle, Basic and Diluted                                    $        0.01         $         0.03

Change in accounting principle, Basic and Diluted                                  (0.05)                   -
                                                                           --------------        --------------
NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted                      $       (0.04)        $         0.03
                                                                           ==============        ==============
Weighted average shares; Basic                                                 10,340,380            10,340,380
                                                                           ==============        ==============
                         Diluted                                               10,340,380            10,388,165
                                                                           ==============        ==============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                1999                  1998
                                                                           -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $    (341,854)        $    439,118
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                262,653              258,387
    Debt issue costs and imputed interest amortization                               -                 33,840
    Amortization of deferred compensation expense                                 78,192              138,886
    Cumulative effect of change in accounting principle                          543,870                  -
    Equity in income of joint ventures                                        (1,763,459)          (1,794,690)
    Distributions from joint ventures                                          1,691,279            1,698,335
    Gain on disposal of assets held for sale                                                         (385,225)
Changes in assets and liabilities:
    Receivables                                                                   35,871              112,944
    Restricted cash                                                                  -                530,881
    Inventories                                                                      -                  8,297
    Prepaid expenses                                                              49,790              173,597
    Other assets                                                                 (98,380)              (4,774)
    Accounts payable and accrued expenses                                        (64,372)            (421,301)
                                                                           -------------         ------------
        Net cash provided by operating activities                                393,590              788,295
                                                                           -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (35,333)              (5,855)
  Deposits on purchase options                                                (1,125,000)             (25,000)
  Proceeds from sale of assets held for sale                                         -              5,930,326
  Acquisition of land held for development                                           -             (3,954,340)
  Proceeds from sale of current assets and liabilities                               -                 11,439
  Decrease in receivables from joint ventures                                     17,074              504,457
                                                                           -------------         ------------
        Net cash provided by (used in) investing activities                   (1,143,259)           2,461,027
                                                                           -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                                 1,000,000            2,000,000
  Repayment of debt                                                           (1,000,000)          (5,905,982)
                                                                           -------------         ------------
        Net cash used in financing activities                                        -             (3,905,982)
                                                                           -------------         ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (749,669)            (656,660)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,092,178            2,422,884
                                                                           -------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     342,509         $  1,766,224
                                                                           =============         ============

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

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

         EARNINGS PER SHARE - The Company applies Statement of Financial Accounting Standards No. 128 in computing earnings per share ("EPS"). Basic EPS is computed by dividing net income/(loss) by the weighted average number of shares outstanding during the periods presented. Diluted EPS is determined on the assumption that outstanding options are exercised and repurchased at the average price for the periods presented. For periods in which a loss is reported, diluted EPS is computed without regard to the assumed exercise of options, but is based on the weighted average shares outstanding.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, The Accounting Standards Executive Committee of the American Institute of Public Accounting issued Statement of Position 98-5, "Reporting on the Costs of Start - Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. Accordingly, during the first quarter of 1999, the Company's joint venture investments expensed approximately $1.6 million of costs previously incurred. The Company has recognized its 50% share of $824,045, net of the related tax benefit of $280,175, yielding a net cumulative effect of a change in accounting principle of $543,870.

3.       SEGMENT INFORMATION

         The Company has several distinct operating segments as reflected in the following tables. The Joint Venture segment includes the Company's ventures with GTECH Corporation. (Note 4.) The operation of Deadwood Gulch Resort ("DGR") represented a separate segment until its disposition during 1998.

          SUMMARY INFORMATION FOR THE SIX MONTH PERIODS ENDED JUNE 30,

                  1999                            JOINT
                                                VENTURES           CORPORATE           DGR        CONSOLIDATED
                                                --------           ---------           ---        ------------
         Net Revenues                         $ 1,763,459        $       -         $       -      $ 1,763,459
         Operating income (loss)                1,510,325         (1,075,999)              -          434,326
         Net income before cumulative effect
           of change in accounting principle    1,270,030         (1,068,014)              -          202,016
         Accounting change, net                  (543,870)               -                 -         (543,870)

         Net income (loss)                        726,160         (1,068,014)              -         (341,854)

                  1998                            JOINT
                                                VENTURES           CORPORATE           DGR        CONSOLIDATED
                                                --------           ---------           ---        ------------
         Net Revenues                         $ 1,794,690        $       -         $ 1,076,240    $ 2,870,930
         Operating income (loss)                1,541,556           (926,696)         (201,293)       413,567
         Net income (loss)                      1,320,717           (909,784)           28,185        439,118

         SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED JUNE 30,

                  1999                            JOINT
                                                VENTURES           CORPORATE           DGR        CONSOLIDATED
                                                --------           ---------           ---        ------------
         Net Revenues                         $ 924,486          $       -         $       -      $ 924,486
         Operating income (loss)                797,919             (511,818)              -        286,101
         Net income (loss)                      679,951             (510,122)              -        169,829

                  1998                            JOINT
                                                VENTURES           CORPORATE           DGR        CONSOLIDATED
                                                --------           ---------           ---        ------------
         Net Revenues                         $ 967,297          $       -         $ 309,303      $ 1,276,600
         Operating income (loss)                840,730             (492,573)       (135,465)         212,692
         Net income (loss)                      726,389             (446,375)        208,551          488,565

4.              JOINT VENTURE INVESTMENTS

         The Company has four joint ventures with GTECH. The Delaware venture manages a slot operation at Harrington Raceway in Harrington,. The Oregon venture developed the Mill Casino in North Bend, for the Coquille Indian Tribe. The Michigan venture, which is still in the development stage, has a management agreement with a Tribe in Battle Creek., while the California venture, also in the development stage, has an agreement with a Tribe in Thermal.

          SUMMARY INFORMATION FOR THE SIX MONTH PERIODS ENDED JUNE 30,

                  1999                           DELAWARE        OREGON          MICHIGAN        CALIFORNIA
                                                 --------        ------          --------        ----------
         Revenues                              $ 5,966,546    $ 1,123,739      $       -        $       -
         Operating income (loss)                 2,568,627      1,091,759          (90,265)         (40,076)
         Cumulative effect of change
           in accounting principle                  (9,157)      (137,351)      (1,260,818)        (240,765)
         Net income (loss)                       2,559,470        954,408       (1,351,083)        (280,841)

                  1998                           DELAWARE        OREGON          MICHIGAN        CALIFORNIA
                                                 --------        ------          --------        ----------
         Revenues                              $ 5,760,750    $ 1,077,335      $       -        $       -
         Operating income (loss)                 2,611,111      1,032,704           (8,062)         (46,373)
         Net income (loss)                       2,611,111      1,032,704           (8,062)         (46,373)

         SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED JUNE 30,

                  1999                           DELAWARE        OREGON          MICHIGAN        CALIFORNIA
                                                 --------        ------          --------        ----------
         Revenues                              $ 2,946,316    $ 579,727        $       -        $       -
         Operating income (loss)                 1,369,316      562,912            (54,127)         (26,003)
         Net income (loss)                       1,369,316      562,912            (54,127)         (26,003)

                  1998                           DELAWARE        OREGON          MICHIGAN        CALIFORNIA
                                                 --------        ------          --------        ----------
         Revenues                              $ 2,899,359    $ 561,809        $       -        $       -
         Operating income (loss)                 1,421,614      534,660             (3,818)         (17,862)
         Net income (loss)                       1,421,614      534,660             (3,818)         (17,862)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

         JOINT VENTURE INCOME. Joint Venture income decreased $42,811, or 4.4% for the three month period and $31,231, or 1.7% for the six month period as compared to the same periods in 1998. These decreases are primarily due to improved operating results from the Oregon and Delaware joint ventures offset by larger losses from Michigan and California, and a reduction in net Delaware management fees.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture was $281,456, an increase of 5.3% for the three month period, and $545,879, an increase of 5.7% for the six month period. These increases are due to continued growth in the market, coupled with the introduction in March 1999 of "Wide-Area-Progressive" games featuring a linked jackpot.

         DELAWARE JOINT VENTURE. In June 1998, the Joint Venture Company agreed to reduce its management fees by $15,000 per month for a 60 (sixty) month period in consideration for Harrington Raceway funding certain revenue enhancing capital improvements at the facility. This fee reduction began in June 1998, and will continue until May 2003, for a total cumulative fee reduction of $900,000. For the three months ended June 30, 1999, the Company's share of income from the Delaware joint venture was $683,030 after the applicable management fee reduction. This represented a decrease of $27,777 from the comparable prior year period when no fee reduction was made. For the six month period ended June 30, 1999, revenues were $1,282,686 after the fee reduction. This represented a decrease of $22,870 for the six month period. Before the fee reductions, the Delaware venture posted increases of 2.4% and 5.1%, for the respective three and six month periods.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of the loss from the California and Michigan joint ventures increased by $29,160 and $37,888 for the three and six month periods ended June 30, 1999. The majority of these increases were due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek. The Company has begun to incur expenses in connection with assisting the Tribe in obtaining suitable land for its gaming facility. These joint venture companies are still in the development stage and do not have operating revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. Non-Resort expenses increased by $16,329 and $145,039 for the respective three and six month periods ended June 30, 1999. These increases are primarily due to increased payroll and legal expenses associated with the Company's efforts to develop the Biloxi, Mississippi project. Resort expenses decreased by $80,802 and $228,565, respectively, due to the disposal of Deadwood Gulch.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. Interest expense and debt issue costs decreased by $87,430 and $244,449 for the three and six month periods, respectively, primarily due to the 1998 repayment of debt associated with Deadwood Gulch Resort ("DGR"), and lower amounts outstanding on the line of credit.

         INTEREST AND OTHER INCOME. Interest and other income decreased by $492,326 in the three month period and $514,434 in the six month period. The Company realized a gain on the sale of DGR of $385,225 in the second quarter of 1998, and also received a one time reimbursement of $85,532 from its former Chairman for previously incurred costs. In addition, in February 1998, the Delaware LLC note receivable was paid in full.

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

         DEADWOOD GULCH RESORT. In May 1998, the Company completed the sale of DGR and paid off the related outstanding indebtedness. There are no revenues or expenses related to DGR in 1999. During the three and six month periods of 1998, DGR generated operating losses of $135,465 and $201,293, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had cash and cash equivalents of $342,509. For the six months ended June 30, 1999, cash of $393,590 was provided by operating activities, as compared to $788,295 in the prior year period. The decline is primarily due to the decrease in various current assets, including restricted cash, of DGR prior to the sale. Net cash used in investing activities was $1,143,259, primarily for options and deposits related to the Biloxi project, compared to cash provided by investing activities of $2,461,027 in the prior year primarily due to proceeds from the sale of DGR, offset by the acquisition of land for the Biloxi project. There was no net cash provided by financing activities during the current quarter as a temporary draw on the line of credit was also repaid. In the comparable prior period, $3,905,982 was used in financing activities, the result of the payoff of debt associated with DGR and the borrowing and repayment of $2,000,000 under the line of credit. As a result of the above factors, there was a net decrease in cash and cash equivalents of $749,669 during the first six months of 1999.

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

         As a result of its agreements with GTECH, receipt by Full House of revenues from the joint venture projects is governed by the terms of the related agreements applicable to such projects. These contracts provide that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While Full House does not believe that this arrangement will adversely impact its liquidity, the Company's continuing cash flow is dependent on the operating performance of its joint ventures, and the ability to receive monthly distributions.

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

         Upon the payoff of the bank loan, the Company negotiated a $2 million line of credit with the same bank. The line was renewed in February 1999. The line bears interest at prime plus 1/2%, with interest payable monthly, and any outstanding principal is due at maturity in February 2000. No amount was outstanding at June 30, 1999.

         In November 1998, the Company executed a series of agreements with Hard Rock Cafe International related to the proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company has the right to develop and operate a Hard Rock Casino in Biloxi. The Company agreed to pay a territory fee of $2,000,000 in two installments. The first was paid in November 1998, and the second payment was due March 31, 1999. The Company has requested a continuing extension for the second payment and is in discussion with Hard Rock concerning an extended due date contingent upon financing for the development.

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

         As of June 30, 1999, Full House had cumulative undeclared and unpaid dividends in the amount of $1,470,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

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

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 1999, cumulative dividends were $1,470,000, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 8, 1999 in Las Vegas, Nv. A total of 9,577,597 shares (87%) were represented by proxy or in person, and cast their votes of the following matters:

         Election of Directors:                FOR                    AGAINST
            James C. Gilstrap               9,565,989                  11,608
            Gregg R. Giuffria               9,565,989                  11,608
            Lee A. Iacocca                  9,565,989                  11,608
            William P. McComas              9,565,989                  11,608
            Ronald K. Richey                9,565,989                  11,608

         Ratification of Deloitte & Touche to serve as independent accountants for the current year:

                  FOR: 9,566,014      AGAINST: 10,908      ABSTAIN: 675

         Amendment to the Company's 1992 Incentive Plan:

                   FOR: 3,612,017     AGAINST: 2,613,682   ABSTAIN: 27,733
                   BROKER NON-VOTES: 3,324,165

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

                                FULL HOUSE RESORTS, INC.
Date:  August 11, 1999

                                By /S/ GREGG R GIUFFRIA
                                  -----------------------------------------
                                   Gregg R. Giuffria, President and Principal
                                   Operating Officer

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    -----------

 27.1                      Financial Data Schedule