Form 10QSB
period 1999-09-30
FULL HOUSE RESORTS INC
filed 1999-11-12
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
       ______________.

                                                     Commission File No. 0-20630
                                                                        --------

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

                              Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 1999, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  Financial Information

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   September 30, 1999 and December 31, 1998                   3

                   Condensed Consolidated Statements of Operations
                   for the three months ended September 30, 1999 and 1998     4

                   Condensed Consolidated Statements of Operations
                   for the nine months ended September 30, 1999 and 1998      5

                   Condensed Consolidated Statements of Cash Flows
                   for the nine months ended September 30, 1999 and 1998      6

                   Notes to Condensed Consolidated Financial Statements       7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       10

PART II. Other Information                                                   14

         Signatures                                                          14

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------
                                                                          SEPTEMBER 30,            DECEMBER 31,
                                                                               1999                    1998
                                                                          ------------             ------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $    536,680             $   1,092,178
  Income tax refund receivable                                                 -                          35,871
  Prepaid expenses                                                             118,191                    88,018
  Receivable from joint ventures                                               141,105                   216,188
                                                                          ------------             -------------
    Total current assets                                                       795,976                 1,432,255

LAND HELD FOR DEVELOPMENT                                                    4,621,670                 4,621,670
GOODWILL - net                                                               1,012,548                 1,392,249
NOTE RECEIVABLE - JOINT VENTURE                                                287,106                   232,421
INVESTMENTS IN JOINT VENTURES                                                4,271,144                 5,017,470
DEFERRED TAX ASSET                                                             158,940                      -

DEPOSITS AND OTHER ASSETS                                                    4,371,258                 2,777,199
                                                                          ------------             -------------
TOTAL                                                                     $ 15,518,642             $  15,473,264
                                                                          ============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable                                                        $     20,520             $      33,566
  Accrued expenses                                                           1,182,269                 1,111,158
                                                                          ------------             -------------
    Total current liabilities                                                1,202,789                 1,144,724
                                                                          ------------             -------------

LONG-TERM DEBT                                                               3,000,000                 3,000,000
                                                                          ------------             -------------

DEFERRED INCOME TAXES                                                             -                      121,235
                                                                          ------------             -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

  Cumulative preferred stock, par value $.0001, 5,000,000
    shares authorized; 700,000 shares issued and outstanding;
    aggregate liquidation preference of $3,622,500 and $3,465,000                   70                        70
  Common stock, par value $.0001, 25,000,000 shares authorized;
    10,340,380 shares issued and outstanding                                     1,034                     1,034
  Additional paid in capital                                                17,335,353                17,218,065
  Accumulated deficit                                                       (6,020,604)               (6,011,864)
                                                                          ------------             -------------
    Total stockholders' equity                                              11,315,853                11,207,305
                                                                          ------------             -------------
TOTAL                                                                     $ 15,518,642             $  15,473,264
                                                                          ============             =============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER  30,
                                                                 1999               1998

OPERATING REVENUES:

Joint ventures                                               $    863,545      $    941,304
Less:  promotional allowances                                          --                --
                                                             ------------      ------------
      Net operating revenues                                      863,545           941,304
                                                             ------------      ------------

OPERATING COSTS AND EXPENSES:
  General and administrative                                      539,567           443,817
  Depreciation and amortization                                   132,687           129,239
                                                             ------------      ------------
           Total operating costs and expenses                     672,254           573,056
                                                             ------------      ------------
INCOME FROM OPERATIONS                                            191,291           368,248

Interest expense and debt issue costs                             (62,371)          (64,938)
Interest and other income                                         265,085            29,468
                                                             ------------      ------------

INCOME BEFORE INCOME TAXES                                        394,005           332,778

INCOME TAX PROVISION                                              (60,891)          (61,843)
                                                             ------------      ------------
NET INCOME                                                        333,114           270,935

Less, undeclared dividends on cumulative preferred stock           52,500            52,500
                                                             ------------      ------------

NET INCOME APPLICABLE TO COMMON SHARES                       $    280,614      $    218,435
                                                             ============      ============

NET INCOME PER COMMON SHARE, Basic and Diluted               $       0.03      $       0.02
                                                             ============      ============

Weighted average shares, Basic                                 10,340,380        10,340,380
                                                             ============      ============

                         Diluted                               10,340,380        10,395,508
                                                             ============      ============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------
                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      1999             1998
                                                                  ------------      ------------
OPERATING REVENUES:
  Casino                                                          $         --      $    281,796
  Hotel/RV park                                                             --           320,313
  Retail, food and beverage                                                 --           538,357
  Joint ventures                                                     2,627,004         2,735,994
                                                                  ------------      ------------
                                                                     2,627,004         3,876,460
  Less:  promotional allowances                                             --           (64,226)
                                                                  ------------      ------------
      Net operating revenues                                         2,627,004         3,812,234
                                                                  ------------      ------------

OPERATING COSTS AND EXPENSES:
  Casino                                                                    --           250,637
  Hotel/ RV park                                                            --           194,206
  Retail, food and beverage                                                 --           511,602
  Sales and marketing                                                       --            92,525
  General and administrative                                         1,606,047         1,593,823
  Depreciation and amortization                                        395,339           387,626
                                                                  ------------      ------------
           Total operating costs and expenses                        2,001,386         3,030,419
                                                                  ------------      ------------
INCOME FROM OPERATIONS                                                 625,618           781,815

Interest expense and debt issue costs                                 (187,230)         (434,265)
Interest and other income                                              283,210           562,046
                                                                  ------------      ------------

INCOME BEFORE INCOMES TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               721,598           909,596

INCOME TAX PROVISION                                                  (186,467)         (199,543)
                                                                  ------------      ------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                                535,131           710,053
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                    (543,870)               --
                                                                  ------------      ------------

NET INCOME (LOSS)                                                       (8,739)          710,053
Less, undeclared dividends on cumulative preferred stock               157,500           157,500
                                                                  ------------      ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                     $   (166,239)     $    552,553
                                                                  ============      ============
Income per common share before cumulative effect of change in
accounting principle, Basic and Diluted                           $       0.04      $       0.05
Change in accounting principle, Basic and Diluted                        (0.05)               --
                                                                  ------------      ------------
NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted             $      (0.01)     $       0.05
                                                                  ============      ============
Weighted average shares; Basic                                      10,340,380        10,340,380
                                                                  ============      ============
                         Diluted                                    10,340,380        10,390,612
                                                                  ============      ============

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------
                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    1999            1998
                                                                ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $    (8,739)     $   710,053
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:

     Depreciation and amortization                                  395,339          387,626
     Debt issue costs and imputed interest amortization                  --           33,840
     Amortization of deferred compensation expense                  117,288          177,982
     Cumulative effect of change in accounting principle            543,870               --
     Equity in income of joint ventures                          (2,627,004)      (2,735,994)
     Distributions from joint ventures                            2,549,285        2,641,205
     Gain on disposal of assets held for sale                            --         (385,225)
Changes in assets and liabilities:
     Receivables                                                     35,871          112,983
     Restricted cash                                                     --          530,881
     Inventories                                                         --            8,297
     Prepaid expenses                                               (30,173)         138,132
     Other assets                                                  (442,661)          (4,774)
     Accounts payable and accrued expenses                           58,065         (425,150)
                                                                -----------      -----------

        Net cash provided by operating activities                   591,141        1,189,856
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (42,037)          (5,855)
  Deposits on purchase options                                   (1,125,000)        (125,000)
  Proceeds from sale of assets held for sale                             --        5,930,326
  Acquisition of land held for development                               --       (3,954,340)
  Proceeds from sale of current assets and liabilities                   --           11,439
  Decrease in receivables from joint ventures                        20,398          474,232
                                                                -----------      -----------

        Net cash provided by (used in) investing activities      (1,146,639)       2,330,802
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                    1,000,000        2,000,000
  Repayment of debt                                              (1,000,000)      (5,905,982)
                                                                -----------      -----------

        Net cash used in financing activities                            --       (3,905,982)
                                                                -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (555,498)        (385,324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,092,178        2,422,884
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   536,680      $ 2,037,560
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

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, The Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start - Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. Accordingly, during the first quarter of 1999, the Company's joint venture investments expensed approximately $1.6 million of costs previously incurred. The Company has recognized its 50% share of $824,045, net of the related tax benefit of $280,175, yielding a net cumulative effect of a change in accounting principle of $543,870.

3.       SEGMENT INFORMATION

         The Company has several distinct operating segments as reflected in the following tables. The Joint Venture segment includes the Company's ventures with GTECH Corporation. (Note 4.) The operation of Deadwood Gulch Resort ("DGR") represented a separate segment until its disposition during 1998.

              SUMMARY INFORMATION FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

                  1999                        JOINT
                                             VENTURES           CORPORATE          DGR        CONSOLIDATED
                                             --------           ---------          ---        ------------
         Net Revenues                       $2,627,004           $      -        $   -         $2,627,004
         Operating income (loss)             2,247,303            (1,621,685)        -            625,618
         Net income before cumulative effect
           of change in accounting principle 1,884,636            (1,349,505)        -            535,131
         Accounting change, net               (543,870)                 -            -           (543,870)
         Net income (loss)                   1,340,766            (1,349,505)        -             (8,739)

                  1998                        JOINT
                                             VENTURES           CORPORATE          DGR        CONSOLIDATED
                                             --------           ---------          ---        ------------

         Net Revenues                       $2,735,994           $      -         $1,076,240    $ 3,812,234
         Operating income (loss)             2,356,293            (1,369,547)       (204,931)       781,815
         Net income (loss)                   1,995,121            (1,317,601)         32,533        710,053

             SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                  1999                        JOINT
                                             VENTURES           CORPORATE          DGR        CONSOLIDATED
                                             --------           ---------          ---        ------------

         Net Revenues                       $   863,545          $      -         $      -      $    863,545
         Operating income (loss)                736,978          (545,687)               -           191,291
         Net income (loss)                      614,607          (281,493)               -           333,114

                  1998                        JOINT
                                             VENTURES           CORPORATE          DGR        CONSOLIDATED
                                             --------           ---------          ---        ------------
         Net Revenues                       $   941,304          $      -         $      -      $    941,304
         Operating income (loss)                814,737          (442,851)          (3,638)          368,248
         Net income (loss)                      674,404          (407,817)           4,348           270,935

4.       JOINT VENTURE INVESTMENTS

         The Company has four joint ventures with GTECH. The Delaware venture manages a slot operation at Harrington Raceway in Harrington. The Oregon venture developed the Mill Casino in North Bend for the Coquille Indian Tribe. The Michigan venture, which is still in the development stage, has a management agreement with a Tribe in Battle Creek, while the California venture, also in the development stage, has an agreement with a Tribe in Thermal.

              SUMMARY INFORMATION FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

                  1999                          DELAWARE        OREGON           MICHIGAN        CALIFORNIA
                                                --------        ------           --------        ----------
         Revenues                             $9,185,334      $1,774,225      $         -        $     -
         Operating income (loss)               3,836,590       1,731,907         (278,598)          (35,892)
         Cumulative effect of change
           in accounting principle               ( 9,157)       (137,351)      (1,260,818)         (240,765)
         Net income (loss)                     3,827,433       1,594,556       (1,539,416)         (276,657)

                  1998                          DELAWARE        OREGON           MICHIGAN        CALIFORNIA
                                                --------        ------           --------        ----------
         Revenues                            $ 8,809,476      $1,699,665      $         -        $     -
         Operating income (loss)               3,907,680       1,645,123          (21,022)          (59,794)
         Net income (loss)                     3,907,680       1,645,123          (21,022)          (59,794)

             SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                  1999                          DELAWARE        OREGON           MICHIGAN        CALIFORNIA
                                                --------        ------           --------        ----------
         Revenues                            $ 3,218,788      $   650,846     $          -       $     -
         Operating income (loss)               1,271,218          640,148         (188,458)           4,180
         Net income (loss)                     1,271,218          640,148         (188,458)           4,180

                  1998                          DELAWARE        OREGON           MICHIGAN        CALIFORNIA
                                                --------        ------           --------        ----------
         Revenues                            $ 3,048,726      $   622,330     $          -       $     -
         Operating income (loss)               1,296,569          612,419          (12,960)         (13,422)
         Net income (loss)                     1,296,569          612,419          (12,960)         (13,422)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND
         NINE MONTHS ENDED SEPEMBER 30, 1998

         JOINT VENTURE INCOME. Joint Venture income decreased $77,759, or 8.3% for the three month period and $108,990 or 4.0% for the nine month period as compared to the same periods in 1998. These decreases are primarily due to the increased costs of the Michigan venture, coupled with a slight decline in the Delaware venture and continued improvement in the Oregon venture.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture was $320,074, an increase of 4.5% for the three month period, and $865,953, an increase of 5.3% for the nine month period. These increases are due to continued growth in the market, coupled with the introduction in March 1999 of "Wide-Area-Progressive" games featuring a linked jackpot.

         DELAWARE JOINT VENTURE. In June 1998, the Joint Venture Company agreed to reduce its management fees by $15,000 per month for a 60 month period in consideration for Harrington Raceway funding certain capital improvements at the facility. This fee reduction began in June 1998, and will continue until May 2003, for a total cumulative fee reduction of $900,000. For the three months ended September 30, 1999, the Company's share of income from the Delaware joint venture was $635,609 which represented a decrease of $12,675 from the comparable prior year period. Several days of inclement weather during September, coupled with the competitive pressures resulting from an expansion by the major competitor contributed to the decline. For the nine month period, revenues were $1,918,295 after the fee reduction, which represented a decrease of $35,545 from the prior year period.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of the loss from the Michigan joint venture increased by $87,749 and $128,788 for the respective three and nine month periods ended September 30, 1999. These increases were due to increased activities related to the Huron Potawatomi Tribe in Battle Creek. The Company has begun to incur payroll, legal, licensing and other expenses in connection with assisting the Tribe in obtaining suitable land for its gaming facility, and applying for the necessary licenses and approvals. The California venture has incurred lower costs this year as the parties await clear resolution of the outstanding Indian gaming issues. These joint venture companies are still in the development stage and do not have operating revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. Non-Resort expenses increased by $95,750 and $240,789 for the respective three and nine month periods ended September 30, 1999. These increases are primarily due to increased payroll and legal expenses associated with the Company's efforts to develop the Biloxi, Mississippi project. Resort expenses for the nine month period decreased by $228,565 due to the disposal of Deadwood Gulch.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. Interest expense and debt issue costs decreased by $247,035 for the nine month period, and were relatively unchanged for the three month period. This was primarily due to the May 1998 repayment of debt associated with Deadwood Gulch Resort ("DGR"), and lower amounts outstanding on the line of credit.

         INTEREST AND OTHER INCOME. Interest and other income increased by $235,617 in the three month period primarily due to proceeds received from the settlement of outstanding litigation in connection with the Company's land in Mississippi. For the nine month period, interest and other income decreased by $278,836, as the Company realized a gain on the sale of DGR of $385,225 in the second quarter of 1998, and also received a one time reimbursement of $85,532 from its former Chairman for previously incurred costs. In addition, in February 1998, the Delaware LLC note receivable was paid in full.

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

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In April 1998, The Accounting Standards Executive Committee of the American Institute of Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start
- Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. During the first quarter of 1999, the Company expensed $824,045 of such costs that had been previously incurred by its joint venture investments, net of the related tax benefit of $280,175.

         DEADWOOD GULCH RESORT. In May 1998, the Company completed the sale of DGR and paid off the related outstanding indebtedness. There are no revenues or expenses related to DGR in 1999. During the three and nine month periods of 1998, DGR generated operating losses of $3,638 and $204,931, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had cash and cash equivalents of $536,680. For the nine months ended September 30, 1999, cash of $591,141 was provided by operating activities, as compared to $1,189,856 in the prior year period. The decline is primarily due to the decrease in various current assets, including restricted cash, of DGR prior to the 1998 sale, coupled with a current year increase in deposits and other assets which are primarily advances related to the Biloxi project. Net cash used in investing activities was $1,146,639, primarily for options and deposits related to the Biloxi project, compared to cash provided by investing activities of $2,330,802 in the prior year primarily due to receipt of proceeds from the sale of DGR, offset by the acquisition of land for the Biloxi project. There was no net cash provided by financing activities during the current year as a temporary draw on the line of credit was also repaid. In the comparable prior period, $3,905,982 was used in financing activities, the result of the payoff of debt associated with DGR and the borrowing and repayment of $2,000,000 under the line of credit. As a result of the above factors, there was a net decrease in cash and cash equivalents of $555,498 during the nine months ended September 30, 1999.

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

         Upon the payoff of the bank loan, the Company negotiated a $2 million line of credit with the same bank. The line was renewed in February 1999. The line bears interest at prime plus 1/2%, with interest payable monthly, and any outstanding principal is due at maturity in February 2000. No amount was outstanding at September 30, 1999.

         In November 1998, the Company executed a series of agreements with Hard Rock Cafe International related to the proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company has the right to develop and operate a Hard Rock Casino in Biloxi. The Company agreed to pay a territory fee of $2,000,000 in two installments. The first was paid in November 1998, and the second payment was due March 31, 1999. The Company requested a continuing extension for the second payment and began discussions with Hard Rock concerning an extended due date contingent upon financing for the development. Hard Rock subsequently notified the Company that it wanted to amend certain previous agreements, and modify its level of participation in the Biloxi project.

         The Company and Hard Rock have agreed to terminate the Management and Development Agreement, which relieves Hard Rock of its obligation co-manage the facility, and allows the Company to seek an equity partner to fill that role. Additionally, the parties have agreed to amend certain portions of the current Licensing Agreement which reduces the ongoing fees payable to Hard Rock from the current 5% of net casino revenue to a flat $2,500,000 annual fee and establishes December 15, 1999 as the due date for the second $1,000,000 installment of the territory fee.

         The Company is currently seeking an additional equity partner who will also assist in the development and management of the project. In September 1998, the Company and Allen Paulson formed a limited liability company, equally owned, for the purpose of developing this project. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and the Company agreed to contribute its rights to the Hard Rock agreements. This entity plans to develop the Hard Rock - Biloxi and is currently exploring various financing alternatives. The project, as currently envisioned, is expected to cost between $250 and $300 million.

         The Company expects to fund the remaining $1,000,000 territory fee and the ongoing Biloxi project development costs through a combination of cash on hand, cash provided by operations, and drawing upon its credit facility. Substantial additional financing will be required for the Company to effect its business strategy, and no assurance can be given that such financing will be available upon commercially reasonable terms, or at all.

         As of September 30, 1999, Full House had cumulative undeclared and unpaid dividends in the amount of $1,522,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

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

         The Company's joint ventures have reviewed their critical systems and upgraded as necessary. Comprehensive testing has been completed, and all critical systems are believed compliant. Nevertheless, manual procedures have been updated for use in the event of certain automated system failures. The joint ventures continue to monitor the progress of significant vendors in their efforts to address this issue and provide assurances concerning their state of readiness. All significant vendors have provided written assurances that their systems are compliant and will function as intended. The ability to mitigate the impact of the failure of certain vendor systems is limited. Additionally, certain vendors are also dependent on others in order to insure uninterrupted service.

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of September 30, 1999, cumulative dividends were $1,522,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

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

                                FULL HOUSE RESORTS, INC.

Date:  November 11, 1999

                                By   /S/ GREGG R GIUFFRIA
                                     ------------------------------------------
                                     Gregg R. Giuffria, President and Principal
                                     Operating Officer

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION

  27.1            Financial Data Schedule