Form 10KSB
period 1999-12-31
FULL HOUSE RESORTS INC
filed 2000-03-30
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended: December 31, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 0-20630

                            FULL HOUSE RESORTS, INC.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                            13-3391527
         ------------------------                          -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

      2300 WEST SAHARA AVENUE, SUITE 450 - BOX 23, LAS VEGAS, NEVADA 89102
      --------------------------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (702) 221-7800
                                 --------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $3,604,472.

         The aggregate market value of registrant's voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 22, 2000, was: $6,783,670.

         The number of shares outstanding of registrant's $.0001 par value common stock, as of March 22, 2000, was 10,340,380 shares.

                                     PART I

1.       DESCRIPTION OF BUSINESS.

         BACKGROUND

         We are a developer of destination resorts and entertainment, gaming and commercial centers. We were incorporated in the State of Delaware on January 5, 1987. On August 17, 1993, we completed a registered public offering of units, each consisting of three shares of our common stock and a warrant entitling the holder to purchase, for $5.00, one additional share of common stock during the period between August 10, 1994 and August 9, 1996 for net proceeds of $6,742,841. We later extended the exercise period of the warrants until February 10, 1997.

         In May 1994, Lee Iacocca, currently one of our directors, brought to our attention certain opportunities to enter into gaming agreements. Specifically, Mr. Iacocca advised us of his negotiations, together with Omega Properties, Inc. ("Omega"), with certain Indian Tribes (the "Organized Tribes") regarding the development of a gaming operation in the Detroit, Michigan metropolitan area. Mr. Iacocca also advised us of the ongoing discussions with a second Indian Tribe in Michigan (the Nottawaseppi Huron Band of Potawatomi), a tribe in southern California (the Torres Martinez Desert Cahuilla Indians) and a project at the Delaware State Fairgrounds. In each case, the other parties had entered into discussions with Mr. Iacocca based upon their perception of his integrity and ability to facilitate completion of the proposed transactions. Mr. Iacocca had conducted these negotiations through LAI Associates, Inc. ("LAI"), a corporation owned by him.

         In 1994, we entered into a Merger Agreement (the "Merger Agreement") with LAI and Omega (30% owned by William P. McComas, a director and stockholder of Full House) whereby these entities were to merge with one of our subsidiaries. In exchange, the entities were to receive 1,750,000 shares of common stock of Full House and our note for $375,000 bearing interest at the "prime rate" of Bank of America, N.A. and due on demand, but in no event prior to August 31, 1996. Although Full House also entered into a Purchase Agreement with Mr. McComas on the same date to purchase a portion of the assets originally included in the May 1994 letter of intent in exchange for a $625,000 note from Full House, this portion of the transaction was not consummated and the note was not issued.

         The transaction was completed in 1995. As a result we obtained a 100% interest in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi, and a 100% interest in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair. The shareholders of Omega received an aggregate of 500,000 shares of our common stock and our promissory note in the principal amount of $375,000. The principal amount of this promissory note accrued interest, payable quarterly, at a rate equal to the "prime" rate and such principal amount, together with all accrued interest, was due and payable in full upon demand by the holder(s) of this note, but in no event before August 31, 1996. William P. McComas received the note and the other stockholder of Omega received the shares in exchange for their interests as shareholders of Omega. The promissory note was paid in full in 1998.

         Our executive offices are located at 2300 West Sahara Avenue, Suite 450
- Box 23, Las Vegas, Nevada 89102, telephone (702) 221-7800.

GTECH RELATIONSHIP

         Effective April 1, 1995, we entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue gaming opportunities. Excluded from these agreements was the Deadwood Gulch Resort, which we then owned. Pursuant to the agreements, joint venture companies equally owned by Dreamport, Inc., the gaming and entertainment subsidiary of GTECH, and Full House have been formed. We contributed our rights (as described below) to the North Bend, Oregon facility and our rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture companies up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. We agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at December 31, 1999 had guaranteed to GTECH one-half of a loan to the Oregon Tribe with a balance of $2 million. The Delaware venture loan was paid in full during February 1998. GTECH also agreed to make loans to us for our portion of the financing of projects if we are unable to otherwise obtain financing. GTECH will also provide project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture companies. GTECH has also loaned us $3.0 million, with interest payable monthly at prime, and the principal balance due in January 2001. Although the loan was convertible into 600,000 shares of our common stock in January 1998, the loan conversion clause expired without exercise. As part of the GTECH relationship, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option, which expires on December 29, 2000, to purchase their shares should they propose to transfer the same. In March 1997, we modified our agreement with GTECH to no longer require each party to present prospective business opportunities to the other.

         Set forth below is a brief description of each of the gaming opportunities that have been transferred to the joint venture companies that we equally own with Dreamport.

         THE MILL CASINO-NORTH BEND, OREGON

         On May 19, 1995, the first phase of the facility known as the "Mill" was opened with 250 video lottery terminals, nine blackjack tables, three poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon (as of December 31, 1999, there were approximately 350 video lottery terminals, 10 blackjack tables and nine poker tables). A Full House - Dreamport joint venture entity leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located and subleases a portion of the land on which the casino is located back to the same entity. The sublease expires in 2002.

         The joint venture modified its agreement with the Coquille Indian Tribe on July 19, 1995 reducing the obligations of the joint venture company to provide financing to $10.4 million, extending the date when repayments begin and modifying the method of computing participating rents and loan repayments. Lease and debt payments commenced on August 19, 1995 and September 19, 1995, respectively. In October 1996, the Tribe secured a new $17.5 million loan to refinance certain outstanding indebtedness, finance the acquisition of gaming equipment and finance certain improvements to the gaming facility. The joint venture company was repaid 100% of its original development loan from the refinancing. GTECH Corporation purchased a $2.0 million participation in that new loan, half of which is guaranteed by us. As part of the loan, the joint venture company subordinated its rights to receive a percentage of gross gaming revenues. As rental under the sublease to the Tribal entity, from October 8, 1996 through October 7, 1999, the joint venture company received 13% of gross gaming revenue. The monthly percentage rental was reduced to 12% from October 8, 1999 until October 8, 2000 when it will reduce to 11% until October 8, 2001. Thereafter, it will be 10% of gross gaming revenue. No Annual Percentage Rental will be paid after August 19, 2002; but if gross gaming revenue for any twelve-month period exceeds $20,000,000, 10% of amounts in excess of such threshold will be paid as rent under the sublease.

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

         The Mill Casino is one of several Indian casinos presently operating in Oregon. The closest competing casino is located approximately 90 miles from North Bend and operates 700 devices, a card room, bingo and keno. Two other facilities, which are 140 and 160 miles from North Bend, are located closer to Portland, Oregon.

         MIDWAY SLOTS AND SIMULCAST-HARRINGTON, DELAWARE

         On August 20, 1996 Midway Slots and Simulcast, owned by Harrington Raceway, Inc., was opened. The 35,000 square foot facility located near Dover, Delaware, was developed, financed and is managed by a Full House-Dreamport joint venture company. The facility employs approximately 285 people, and features 742 gaming devices and a 150-seat simulcast parlor. Individual screens for players broadcast horse racing from harness and thoroughbred tracks around the world. The facility also features a 150-seat Las Vegas-style buffet, lounge, and gift shop. The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility pursuant to a 15-year contract. The development loan was paid in full in February 1998.

         The facility is currently being expanded by an additional 35,000 square feet, which will allow the addition of 400 gaming devices, the expansion of the food service offerings, and provide for an entertainment lounge area. The total cost is approximately $6.5 million and is being fully funded by the owner. Completion is expected by the end of the second quarter of 2000. The joint venture company has agreed to modify its management fee structure for revenues and operating profits in excess of defined amounts, in recognition of the owner providing complete financing for the expansion.

         Midway Slots and Simulcast is located in Harrington, Delaware on Route 13, south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. Midway Slots and Simulcast is one of three facilities presently operating in Delaware. The closest competing casino is located in Dover, approximately 20 miles north of Harrington, and currently operates 2,000 devices, which is the maximum number allowed in Delaware. The other facility is located approximately 60 miles north of Harrington.

         Under the 15-year management agreement with the joint venture company, the venture receives a percentage of Gross Revenues and Operating Profits, as defined in the agreements. The joint venture company developed and constructed the gaming facility and provided financing through a capital lease arrangement. During 1998, the 150-seat simulcast parlor was moved to the Harrington Raceway Grandstand, the food and beverage operation in the Grandstand was improved and expanded, and additional 122 gaming devices were added to the facility. Harrington Raceway, Inc. secured a bank loan to pay for these and other improvements and pay off the development loan from the joint venture company.

         NOTTAWASEPPI HURON BAND OF POTAWATOMI-BATTLE CREEK, MICHIGAN

         We entered into a series of agreements in January 1995 with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to develop gaming and non-gaming commercial opportunities for the Tribe and to construct and manage gaming facilities. The Tribe's state reservation lands are located in Southcentral Michigan. If developed, the facility will target the Ft. Wayne, Indiana and Lansing and Detroit, Michigan metropolitan areas. In December 1999, the Tribe applied to have its existing State reservation land as well as additional land in its ancestral territory taken into trust by the Bureau of Indian Affairs. A Full House - Dreamport joint venture company has the exclusive right to provide financing and casino management expertise to the Tribe in exchange for a defined percentage of net profits and certain other considerations from any future gaming or related activities of the Tribe. A third party will be paid a royalty fee in lieu of its original 15% ownership interest in earlier contracts with the Tribe.

         The Huron Potawatomi achieved final federal recognition as a tribe in April 1996, and obtained a Gaming Compact from Michigan's governor early in 1997, to operate an unlimited number of electronic gaming devices as well as roulette, Keno, dice and banking card games. The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes. A suit was filed in 1999 by "Taxpayers of Michigan Against Casinos" in Ingham County Circuit Court challenging the constitutionality of the approval process of these gaming compacts. On January 18, 2000 Judge Peter D. Houk issued a ruling that the compacts must be approved by a legislative bill rather than by resolution. The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000. The joint venture company, as an intervening defendant, joined in the appeal filing.

         We and the Tribe have continued to move forward with casino development plans while working towards a favorable resolution of the current litigation. The management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission in December 1999. The parties have identified a suitable parcel of land for the gaming enterprise, which is under option, and have submitted a Fee to Trust application to the Bureau of Indian Affairs.

         On November 5, 1996, Michigan voters approved licenses for three gaming facilities within the City of Detroit, approximately 100 miles from the Battle Creek area. Two temporary facilities began operations in 1999, and the third is expected to open in 2000. We do not believe that operation of three gaming facilities in Detroit will have a material adverse impact the proposed Huron Potawatomi casino.

         TORRES MARTINEZ BAND OF DESERT CAHUILLA INDIANS-THERMAL, CALIFORNIA

         In April 1995, We entered into a Gaming and Development Agreement and a Gaming Management Agreement with the Torres Martinez Desert Cahuilla Indians. The agreements grant us certain rights to develop, manage, and operate gaming activities for the Tribe and the right to receive a defined percentage of the net revenues from gaming activities subject to our obligation to arrange or provide financing for the development. The rights to these agreements were assigned to a Full House-Dreamport joint venture company. In 1997, a new Gaming Management Agreement was executed, further defining the rights and obligations of the Tribe and the Company.

         During 1996, the Tribe reached a settlement in its litigation with the Department of Justice and two water districts, pursuant to which the Tribe will be paid $14.0 million in compensation, and will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land which was flooded by the rising level of the Salton Sea. That settlement, which requires legislative enactment, was approved by the
U. S. House of Representatives but not by the Senate. The bill has not been reintroduced as the Tribe focused its attention upon a settlement with the State of California under which it will also take replacement lands in exchange for granting a right of way through its reservation to accommodate the re-routing of a state highway.

         On March 6, 1998, California Governor Pete Wilson announced that he had reached an agreement on a compact for gaming, which was intended to be the standard for gaming compacts with all Indian tribes in California. In November 1998, California voters passed the "Tribal Government Gaming and Economic Self-Sufficiency Act of 1998" (the "Act"). The Act's constitutionality was challenged and the California Superior Court upheld the challenge. On March 7, 2000, the voters approved a ballot measure to amend the constitution, which now enables the compacted Tribes to pursue gaming under the provisions of the compacts.

         We and the Tribe are currently exploring the best manner in which to optimize the gaming enterprise alternatives; both short and long term. Compact negotiations are expected to be concluded by the third quarter of 2000.

THEME HOTEL/CASINO-BILOXI, MISSISSIPPI

         We purchased a one-acre parcel of land on the gulf coast in Biloxi, Mississippi in February 1998, for $4,621,670 with the intent of developing a themed casino resort. The land is located near the interchange of Beach Blvd. and Interstate 110, and next to the recently opened Beau Rivage Resort developed by Mirage Resorts, Inc. We subsequently entered negotiations to purchase and/or lease approximately six additional acres, which, together with the parcel already acquired, will constitute the project site.

         We and Allen Paulson (a principal stockholder) have formed a limited liability company, equally owned, for the purpose of owning and developing the proposed resort. Mr. Paulson has agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, Mississippi) and we have agreed to contribute our rights to various agreements with Hard Rock Cafe International ("Hard Rock").

         In November 1998, we executed a series of agreements with Hard Rock related to the proposed development project in Biloxi, Mississippi. The agreements allow us the right to develop and operate a Hard Rock Casino in Biloxi. We agreed to pay a territory fee of $2,000,000, which has been paid. We were to pay an annual licensing fee of 5% of net gaming revenue plus 5% of hotel revenue upon opening the casino. Hard Rock was to be a partner with us in a Management and Development Agreement for an onging management fee. In February 1999, we entered into various option agreements with several owners of the adjacent properties needed for our project. We also began discussions with investment bankers concerning the financing for the project, and began preparing our offering materials. During those discussions it became apparent that the expected capital market requirements for the project financing were not acceptable to either Hard Rock or us. Consequently, our agreements were amended in a fashion that would allow us to attempt to attract an additional partner who could provide the necessary equity and credit enhancements.

         We jointly agreed to terminate the Management and Development Agreement which relieves Hard Rock of its obligation co-manage the facility. This allows us to seek an equity partner to fill that role. Additionally, the parties amended certain portions of the Licensing Agreement to reduce the ongoing annual licensing fee to a flat $2,500,000 plus 3% of hotel revenue. Concurrent with the negotiations to amend the agreements, we entered into discussions with potential equity partners. Our substantive discussions with potential partners ended in November without a definitive agreement. At that time we were faced with expiring, but extendible, purchase options and deposits. After analyzing the costs and risks of those options, we elected not to spend the necessary $600,000 for an additional 90 day extension, since there was no reasonable likelihood of completing the transaction by the extended expiration date. As a result, the options expired and the deposits were forfeited, resulting in a write-off of $1,350,000. In addition, the costs incurred for preparing the draft offering documents were also expensed.

         Although we no longer have agreements in place to control the development site, our communications with the various landowners continue. We are actively pursuing an equity partner to assist in the development and management of the project. The Hard Rock - Biloxi, as currently envisioned, is expected to cost between $250 and $300 million. No assurance can be given that the necessary financing will be available upon commercially reasonable terms, or at all.

         In connection with the parcel of land that we acquired in Mississippi, we also obtained rights to some outstanding litigation concerning back rents due from a former lessee. In September 1999, that litigation was concluded and we received proceeds of $262,767.

DEADWOOD GULCH RESORT

         On May 12, 1998, we completed the sale of Deadwood Gulch Resort ("DGR") for $6.0 million cash and the proration of certain related items. After prorations and closing costs we received net proceeds of $5,941,765. The gain on the sale, recorded in the second quarter 1998, was $385,227.

         The Company determined that ownership of this facility was inconsistent with our future plans. From the time of its acquisition through its sale, the Resort had a cumulative operating deficit of approximately $3.83 million and we had recognized an impairment loss of $4.15 million.

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

         Class III Gaming is permitted on Indian Land if the conditions applicable to Class II Gaming are met and, in addition, if the gaming is conducted in compliance with the terms of a written agreement between the tribe and the host state. IGRA requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. The negotiation and adoption of tribal-state compacts is susceptible to ongoing legal and political developments that may impact the Company's future revenues and securities prices. The Company cannot predict which additional states, if any, will approve casino gaming on Indian Land, the timing of any such approval, the types of gaming permitted by each tribal-state compact, any limits on the number of gaming machines allowed per facility or whether states will attempt to renegotiate or take other steps that may affect existing compacts.

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

         Tribal-State Compacts have been the subject of litigation in several states, including California and Michigan. In addition, several bills have been introduced in Congress that would amend IGRA. If IGRA were amended, the amendment could change the governmental structure and requirements within which Indian tribes may conduct gaming.

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

         Applicable Mississippi law requires the Company, and their respective officers, directors, members and significant equity holders to submit to a background regulatory review process prior to the licensing of the Hard Rock-Biloxi. The review process includes the submission of a gaming application, an investigation and submission of a personnel history and financial information. In addition, employees engaged in gaming operations will have to be separately licensed. The applicant for the gaming license has the burden of proving its qualifications for license. Any license issued or other approval granted is a revocable privilege, and must be renewed, as a general rule, on an annual basis. The Mississippi gaming authorities have broad discretion to condition, suspend, revoke, limit, restrict or deny renewal of any gaming license at any time. Persons found unsuitable by the Mississippi gaming authorities may be required immediately to terminate any interest in, association or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's license application. A license grant may be conditioned upon the termination of any relationship with unsuitable persons.

         Unless properly licensed, no person is permitted to collect gaming revenues. In addition, no person is permitted to act as an attorney in fact for any licensee. Gaming licenses are not salable, otherwise transferable or subject to nominee arrangements.

EMPLOYEES

         As of March 15, 2000, we and our subsidiaries had five full time employees, three of whom are our executive officers. Our joint venture operations have approximately 275 full time employees, and management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

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

         The Company acquired a one-acre parcel of land in Biloxi, Mississippi in February 1998, which is intended to be a portion of a future gaming development site.

3.       LEGAL PROCEEDINGS.

         In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court. In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star's claim against the Company for breach of contract, which it remanded to the trial court for additional hearing. No action has been taken on that matter to date. In January 2000, LS Capital, successor to Lone Star, announced it had retained new counsel to pursue this claim. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on the Company's financial condition.

         In January 1999, we were advised that the Securities and Exchange Commission ("SEC") was conducting an inquiry into trading of our stock by our President, Gregg R. Giuffria, for a period beginning prior to his association with the Company and continuing for a period after he became a consultant to the Company. The SEC has admonished that this inquiry is not to be construed as an indication that any violations of federal securities laws have occurred. We and Mr. Giuffria voluntarily provided all information requested, and are cooperating fully with the SEC in its investigation.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      MARKET INFORMATION

         The Company's Common Stock is listed on The Nasdaq SmallCap Market under the symbol FHRI. Set forth below are the high and low sales prices of the Company's Common Stock as reported on the Nasdaq SmallCap Market System for the periods indicated.

                                                       HIGH               LOW
                                                       ----               ---
YEAR ENDED DECEMBER 31, 1999

First Quarter                                          $3.00             $2.00
Second Quarter                                          2.69              2.00
Third Quarter                                           2.31              1.13
Fourth Quarter                                          2.00              1.00

YEAR ENDED DECEMBER 31, 1998

First Quarter                                          $3.88             $2.00
Second Quarter                                          3.75              1.94
Third Quarter                                           3.00              1.25
Fourth Quarter                                          3.50              1.50


         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 22, 2000, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $1.28.

         (b)      HOLDERS

         As of March 22, 2000, the Company had approximately 138 holders of record of its Common Stock. The Company believes that there are over 2,000 beneficial owners of its Common Stock.

         (c)      DIVIDENDS

         The Company has paid no dividends on its Common Stock or Preferred Stock since its inception. Holders of the Company's Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.

         Holders of the Company's Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. The Company has not declared or paid the accrued dividends on its Preferred Stock which were payable since issuance, totaling $1,575,000 and, accordingly, is in default in regard thereto.

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

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         JOINT VENTURE REVENUES. Joint venture revenues increased $17,299 for the year ended December 31, 1999 as compared to 1998. This increase was due to the improved operating results from the Delaware and Oregon joint ventures, offset by a fee reduction agreement in Delaware.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $2,479,782 for the year ended December 31, 1999, which represented a decrease of $26,655, or 1.1%, from 1998. This reduction was primarily due to a June 1998 agreement to reduce management fees by $15,000 per month for a period of 60 months in consideration of the owner financing certain capital improvements. Accordingly, the management fees were reduced by $180,000 in 1999, and $105,000 in 1998. The operating performance of Midway Slots and Simulcast showed a 2.6% increase in revenue and a 7.2% increase in operating cash flow.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture was $1,124,690 for the year ended December 31, 1999, which represented an increase of $43,955, or 4.1%, from 1998. This increase was due to continued market growth, coupled with the introduction in March 1999 of "Wide-Area Progressive" games featuring a linked jackpot.

         JOINT VENTURE PREOPENING COSTS. The Company's share of costs from the development stage joint ventures in California and Michigan increased to $515,802 for the year ended December 31, 1999 as compared to $57,486 in 1998. This increase is primarily due to increased activity in Michigan.

         MICHIGAN JOINT VENTURE. During 1999, the joint venture began to incur legal, consulting, payroll, and land costs associated with the planned development of a tribal casino in Battle Creek. The Company's share of these costs amounted to $474,336, compared to only $17,185 during 1998. In December of 1998, the Michigan legislature ratified the tribal compact and as a result, the joint venture has significantly increased its active pursuit of this project.

         CALIFORNIA JOINT VENTURE. The Company's share of costs associated with the California project amounted to $41,466, for the year ended December 31, 1999 as compared to compared to $40,301 in 1998. While awaiting a definitive outcome to the status of Indian Gaming legislation in California, no significant expenditures have been incurred.

         DEVELOPMENT COSTS. The Company expensed development costs related to the Biloxi Project of $1,644,542. These costs were primarily for land deposits and options of $1,350,000, which expired and were either not renewed, or the available extensions were not exercised. The Company's negotiations with a potential joint venture partner broke off in November 1999, and as a result, the Company had no reasonable expectation of being able to consummate the land transaction prior to a later expiration of the available extension periods. The Company also expensed $294,542 in deferred legal and consulting fees that were primarily due to a postponed debt offering for the project.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $208,093, or 10.6% for the year ended December 31, 1999 as compared to 1998. This increase is due to increased payroll, legal fees, and travel expenses related to the investigation, due diligence and pre-development of various ongoing expansion opportunities.

         INTEREST EXPENSE AND DEBT ISSUE COSTS. For the year ended December 31, 1999, interest expense and debt issue costs decreased by $342,966 as compared to 1998. This decrease is primarily due to the payoff of the DGR loan in May 1998. The interest expense for 1999 primarily reflects interest on the $3.0 million GTECH note, which became interest bearing in January 1998.

         INTEREST AND OTHER INCOME. Interest and other income of $290,907 for the year ended December 31, 1999 is primarily due to proceeds of $262,767 from a litigation settlement in connection with the Company's land in Mississippi. In 1998 the Company realized a gain on the sale of DGR of $385,227, and also received a one time reimbursement of $85,532 from the former Chairman of the Board for costs associated with the gaming opportunities presented to the Company by him. Interest income on invested cash balances declined by $58,513 as a result of a decrease in cash.

         INCOME TAX EXPENSE. An income tax benefit of $257,733 for the year ended December 31, 1999 primarily reflects state taxes due on joint venture revenues, offset by deferred tax benefits. At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,455,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2007 through 2018. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start - Up Activities." It requires that the costs of start - up activities that had been previously capitalized, be expensed as incurred. During the first quarter of 1999, the Company expensed $824,045 of such costs that had been previously incurred by its joint venture investments, net of the related tax benefit of $280,175.

         DEADWOOD GULCH RESORT. As a result of the sale of the resort in May 1998, there were no revenues or expenses for 1999. The operating loss from DGR was $345,769 for 1998 prior to its sale. The Company recognized a gain on the sale of DGR of $385,227 after considering the impairment reserve of $4,154,290.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         JOINT VENTURE REVENUES. Joint venture revenues increased $430,673, or 13.6% for the year ended December 31, 1998 as compared to 1997. These increases are due to the improved operating results from the Delaware and Oregon joint ventures.

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

         JOINT VENTURE PREOPENING COSTS.

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

         INTEREST EXPENSE AND DEBT ISSUE COSTS. For the year ended December 31, 1998, interest expense and debt issue costs decreased by $98,131 as compared to 1997. This decrease is primarily due to interest on the $3.0 million GTECH note, which became interest bearing in January 1998, and the bank loan used to fund the Mississippi land acquisition, offset by the decrease in interest expense due to the payoff of the DGR loan.

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

         DEADWOOD GULCH RESORT

         INCOME (LOSS) FROM OPERATIONS. The operating loss from DGR was $345,769 for 1998 as compared to a profit of $424,815 in 1997 primarily due to the sale of the Resort in May 1998, which was prior to the beginning of the peak season.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company held cash and cash equivalents of $438,800 as of December 31, 1999. Net cash used by operating activities was $1,325,793 as compared to cash provided by operating activities of $2,446,719 in the comparable prior year period. The significant reduction resulted from using $1,000,000 to pay the accrued Hard Rock territory fee and approximately $1,250,000 for expenses related to the Biloxi project. Additionally, 1998 benefited from the disposition of DGR. Net cash used in investing activities was $77,585, primarily for forfeited options for land in Biloxi, and for funding expenses and land options for the Michigan joint venture. In 1998, net cash provided by investing activities of $144,074 resulted primarily from the sale of DGR for $6.0 million, the acquisition of the proposed gaming site in Biloxi, Mississippi for $4.6 million, and a $1.0 million deposit for the Hard Rock License.

         In 1998, the Company obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi. The line bears interest adjustable daily at one-half percent above prime, requires interest payments monthly on the outstanding balance, and all principal and accrued interest is due at maturity on February 25, 2001. At December 31, 1999, $750,000 was outstanding on the bank line.

         In November 1998, the Company executed a series of agreements with Hard Rock Cafe International related to its proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company agreed to pay a $2,000,000 territory fee with $1,000,000 paid in 1998, and the second $1,000,000 due March 31, 1999. The parties amended those agreements extending the due date of the second installment to December 15, 1999. The Company used cash on hand and a $750,000 draw on the bank line to make that payment.

         In September 1998, the Company and Allen Paulson formed a limited liability company, equally owned, for the purpose of developing a themed casino resort in Biloxi, Mississippi. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, Mississippi) and the Company agreed to contribute its rights to the Hard Rock agreements. The newly formed entity expects to develop a Hard Rock-Biloxi and is currently exploring various financing alternatives. The project, as currently envisioned, is expected to cost between $250 and $300 million. Substantial additional financing will be required for the

Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms, or at all.

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

         Full House is a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House has contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. GTECH has contributed cash and other intangible assets and has agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House has agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and has guaranteed to GTECH one-half of a $2.0 million loan to the North Bend, Oregon Indian Tribe. GTECH also provides project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH has also loaned Full House $3.0 million, which loan was convertible, until January 1998 into 600,000 shares of Full House Common Stock. The loan conversion clause expired without exercise. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca have granted to GTECH an option, which expires December 29, 2000, to purchase their shares should they propose to transfer the same. The parties are no longer required to present gaming opportunities to the other for joint development.

         As a result of its agreements with GTECH, receipt by Full House of revenues from the operations of projects is governed by the terms of the joint venture agreements applicable to such projects. These contracts provide that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While Full House does not believe that this arrangement will adversely impact its liquidity, with the sale of DGR, the Company's continuing cash flow is dependent on the operating performance of its joint ventures, and the ability to receive monthly distributions.

         As of December 31, 1999, Full House had cumulative undeclared and unpaid dividends in the amount of $1,575,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         On May 31, 1995, DGR borrowed $5.0 million, secured by its real property. The note accrued interest at prime plus 2-1/4%, and payments were due in monthly installments of principal and interest based on a ten-year amortization with the remaining balance due on May 31, 2002. A portion of the loan was guaranteed by Messrs. McComas and Paulson and a former director of the Company. This note was paid in full from the proceeds of the sale of the Resort in 1998.

         YEAR 2000 ISSUES

         The Company implemented a Year 2000 program to ensure that its computer systems and applications would function properly beyond 1999. The Company believes that it has allocated adequate resources for this purpose and its Year 2000 date conversion program was completed on a timely basis. The Company has not experienced any disruptions to its internal systems as a result of the rollover to 2000, but continues to monitor performance for any latent problems.

         Although the Company discussed and received assurances from its joint venture's significant vendors that they were fully prepared for the date conversion, one system did not function as intended. Numerous slot devices at the Delaware location did not function beginning the morning of December 27, 1999. These devices were sending a "bad date" error message. The problem was resolved over the next several days, and did not significantly impact the business for New Year's Eve. The Company, along with the two other operators in Delaware, and the Delaware State Lottery, are discussing this matter with the vendor.

7.       FINANCIAL STATEMENTS.

         The following financial statements are filed as part of this Report

         /bullet/ Independent Auditors' Report

         /bullet/ Consolidated Balance Sheets as of December 31, 1999 and 1998

         /bullet/ Consolidated Statements of Income for the years ended December
                  31, 1999 and 1998

         /bullet/ Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

         /bullet/ Consolidated Statements of Cash Flows for the years ended
                  December 31, 1999 and 1998

         /bullet/ Notes to Consolidated Financial Statements

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          (a)     DIRECTORS OF THE COMPANY

                  The information required regarding the identification of the Company's directors is incorporated by reference to the information in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company.

         (b)      EXECUTIVE OFFICERS OF THE COMPANY

                  The executive officers of the Company and their ages as of March 21, 2000 are as follows:

     NAME                AGE                       POSITIONS
     ----                ---                       ---------

William P. McComas        73     Chairman, Chief Executive Officer

Gregg R. Giuffria         48     President, Chief Operating Officer and Director

Michael P. Shaunnessy     46     Executive Vice President-Finance and Treasurer

Megan G. McIntosh         44     Secretary

         WILLIAM P. MCCOMAS became Chairman of the Board and Chief Executive Officer on March 5, 1998. Mr. McComas has been a Director of Full House since November 1992. Mr. McComas has been President of McComas Properties, Inc., a California real estate development company since January 1984. Mr. McComas and companies controlled by him have developed several hotels and resorts, including Marina Bay Resort, Fort Lauderdale, Florida; Ocean Colony Hotel and Resort, Half Moon Bay, California; Residence Inn by Marriott, Somers Point, New Jersey; and five Holiday Inns located in Des Moines, Iowa; San Angelo, Texas; Suffern, New York; Niagara Falls, New York; and Fort Myers, Florida.

         GREGG R. GIUFFRIA joined the Company as President, Chief Operating Officer and Director in April 1998. Mr. Giuffria has been involved in the gaming industry since 1991, following nearly 20 years in the music, film, and publishing business. From 1995 to 1996 he was with Casino Data Systems, Inc. as the head of corporate development with responsibility for design and development of innovative technology for casino gaming. From 1993 to 1995 he was vice president of MEC American Leisure Technology. From 1997 to 1999 he owned American Laser Cutting, Inc., which provided specialty items to the gaming industry, among others.

         MICHAEL P. SHAUNNESSY joined the Company as Executive Vice President-Finance and Chief Financial Officer in July 1998. Mr. Shaunnessy has over 15 years experience in the gaming industry. From 1995 to 1998 he was Vice President-Finance and Chief Accounting Officer of Primadonna Resorts, Inc., the developer of New York - New York in Las Vegas, Nevada. He was with Aztar Corporation from 1983 to 1995, serving in senior financial positions at properties in New Jersey and Nevada, most recently as Vice President - Finance for the Tropicana Resort in Las Vegas.

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

10.      EXECUTIVE COMPENSATION.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company.

11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company.

12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company.

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

                  10.52 License Agreement between Hard Rock Cafe International
         (USA), Inc. and Full House Mississippi, LLC dated November 18, 1998.

                  10.53 Management and Development Agreement by and between FH/HR Management, LLC and Full House Mississippi, LLC dated November 18, 1998.

                  10.54 Amendment to License Agreement between Hard Rock Cafe International (USA), Inc. and Full House Mississippi, LLC dated November 30, 1999.*

                  10.55 Termination Agreement by and among Hard Rock Cafe International (USA), Inc., Full House Resorts, Inc., Allen E. Paulson, AEP & FHR LLC, FH/HR Management, LLC .and Full House Mississippi, LLC dated November 30, 1999.*

                  21    List of Subsidiaries of Full House Resorts, Inc.*

                  23.1  Consent of Deloitte & Touche LLP *

                  27.1  Financial Data Schedule *

*   Filed herewith.

         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FULL HOUSE RESORTS, INC.

Date:  March 29, 2000                                By: /S/ WILLIAM P. MCCOMAS
                                                         ----------------------
                                                         William P. McComas, CEO

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME AND CAPACITY                                   DATE
            -----------------                                   ----

 /S/ WILLIAM P. MCCOMAS                                    March 29, 2000
----------------------------------------------------
William P. McComas, Chairman of the Board and
Chief Executive Officer

/S/ GREGG R. GIUFFRIA                                      March 29, 2000
----------------------------------------------------
Gregg R. Giuffria, President , Chief Operating
Officer and Director

/S/ RONALD K. RICHEY                                       March 29, 2000
----------------------------------------------------
Ronald K. Richey, Director

/S/ LEE A. IACOCCA                                         March 29, 2000
----------------------------------------------------
Lee A. Iacocca, Director

/S/ JAMES C. GILSTRAP                                      March 29, 2000
----------------------------------------------------
James C. Gilstrap, Director

/S/ MICHAEL P. SHAUNNESSY                                  March 29, 2000
----------------------------------------------------
Michael P. Shaunnessy, Executive Vice President-
Finance (Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 1999 the Company changed its method of accounting for start-up costs.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 3, 2000

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS

                                                                               1999             1998
                                                                           ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $    438,800     $  1,092,178
  Income tax refund receivable                                                   34,057           35,871
  Receivable from joint ventures                                                     --          216,188
  Prepaid expenses                                                               87,590           88,018
                                                                           ------------     ------------
    Total current assets                                                        560,447        1,432,555

LAND HELD FOR DEVELOPMENT                                                     4,621,670        4,621,670
FIXTURES AND EQUIPMENT, net                                                      69,413           44,457
INVESTMENTS IN JOINT VENTURES                                                 3,672,175        5,017,470
GOODWILL, net                                                                   885,981        1,392,249
NOTE RECEIVABLE - JOINT VENTURE                                                 839,580          232,421
DEFERRED TAX ASSET                                                              614,083               --
DEPOSITS AND OTHER ASSETS                                                     2,620,487        2,732,742
                                                                           ------------     ------------
TOTAL                                                                      $ 13,883,836     $ 15,473,264
                                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $     19,238     $     33,566
  Payable to joint ventures                                                      60,077               --
   Accrued expenses                                                             190,332        1,111,158
                                                                           ------------     ------------
    Total current liabilities                                                   269,647        1,144,724
                                                                           ------------     ------------

LONG-TERM DEBT, net of current portion                                        3,750,000        3,000,000
                                                                           ------------     ------------
DEFERRED INCOME TAXES                                                                --          121,235
                                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, par value $.0001, 5,000,000
    shares authorized; 700,000 shares issued and outstanding; aggregate
    liquidation preference of $3,675,000                                             70               70
  Common stock, par value $.0001, 25,000,000 shares authorized;
    10,340,380 shares issued and outstanding                                      1,034            1,034
  Additional paid in capital                                                 17,374,449       17,218,065
  Accumulated deficit                                                        (7,511,364)      (6,011,864)
                                                                           ------------     ------------
    Total stockholders' equity                                                9,864,189       11,207,305
                                                                           ------------     ------------
TOTAL                                                                      $ 13,883,836     $ 15,473,264
                                                                           ============     ============

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                1999             1998
                                                            ------------     ------------
OPERATING REVENUES
  Joint ventures                                            $  3,604,472     $  3,587,173
  Resort and casino                                                   --        1,140,466
                                                            ------------     ------------
                                                               3,604,472        4,727,639
  Less promotional allowances                                         --          (64,226)
                                                            ------------     ------------
      Net operating revenues                                   3,604,472        4,663,413

OPERATING COSTS AND EXPENSES
  Joint venture pre-opening costs                                515,802           57,486
  Development costs                                            1,644,542               --
  Resort and casino                                                   --        1,053,084
  General and administrative                                   2,165,439        1,957,346
  Depreciation and amortization                                  528,004          517,081
                                                            ------------     ------------
    Total operating costs and expenses                         4,853,787        3,584,997
                                                            ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                 (1,249,315)       1,078,416

  Interest expense and debt issue costs                         (254,955)        (597,921)
  Interest and other income                                      290,907          587,896
                                                            ------------     ------------
INCOME (LOSS) BEFORE TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      (1,213,363)       1,068,391

INCOME TAX BENEFIT (PROVISION)                                   257,733         (344,082)
                                                            ------------     ------------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                        (955,630)         724,309

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   net of tax benefit of $280,175                               (543,870)              --
                                                            ------------     ------------
NET INCOME (LOSS)                                             (1,499,500)         724,309

Less, undeclared dividends on cumulative preferred stock        (210,000)        (210,000)
                                                            ------------     ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES               $ (1,709,500)    $    514,309
                                                            ============     ============
INCOME (LOSS) PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE, basic and diluted            $      (0.12)    $       0.05

CHANGE IN ACCOUNTING PRINCIPLE, basic and diluted           $      (0.05)    $         --
                                                            ------------     ------------
NET INCOME (LOSS) PER COMMON SHARE, basic and diluted       $      (0.17)    $       0.05
                                                            ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING, basic and diluted                       10,340,380       10,340,380
                                                            ============     ============

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                            ADDITIONAL
                             PREFERRED STOCK           COMMON STOCK           PAID-IN      ACCUMULATED
                            SHARES     AMOUNT      SHARES       AMOUNT        CAPITAL         DEFICIT           TOTAL
                            -------    ------    ----------    --------    ------------    ------------     ------------
BALANCE
  JANUARY 1, 1998           700,000    $   70    10,340,380    $  1,034    $ 16,957,487    $ (6,736,173)    $ 10,222,418

Net income                       --        --            --          --              --         724,309          724,309

Amortization of deferred
  compensation expense           --        --            --          --         260,578              --          260,578
                            -------    ------    ----------    --------    ------------    ------------     ------------
BALANCE
  DECEMBER 31, 1998         700,000        70    10,340,380       1,034      17,218,065      (6,011,864)      11,207,305

Net loss                         --        --            --          --              --      (1,499,500)      (1,499,500)

Amortization of deferred
  compensation expense           --        --            --          --         156,384              --          156,384
                            -------    ------    ----------    --------    ------------    ------------     ------------
BALANCE
  DECEMBER 31, 1999         700,000    $   70    10,340,380    $  1,034    $ 17,374,449    $ (7,511,364)    $  9,864,189
                            =======    ======    ==========    ========    ============    ============     ============

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                    1999            1998
                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $(1,499,500)    $   724,309
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                   528,004         517,081
    Debt issue costs and debt discount                                   --          33,840
    Amortization of deferred compensation expense                   156,384         260,578
    Cumulative effect of change in accounting principle             543,870              --
    Gain on disposition of assets                                        --        (385,227)
    Equity in earnings of joint ventures                         (3,088,670)     (3,529,687)
    Distributions from joint ventures                             3,609,919       3,537,597
    Changes in assets and liabilities:
      Restricted cash                                                    --         530,881
      Receivables                                                     1,814         125,671
      Inventories                                                        --           8,297
      Prepaid expenses                                                  428         171,734
      Other assets                                                 (187,745)       (229,151)
      Income taxes payable                                               --         (52,733)
      Deferred taxes                                               (455,143)        121,235
      Accounts payable and accrued expenses                        (935,154)        612,294
                                                                -----------     -----------
         Net cash (used in) provided by operating activities     (1,325,793)      2,446,719
                                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (46,691)         (5,855)
  Proceeds from disposal of assets held for sale                         --       5,933,160
  Proceeds from sale of current assets and liabilities                   --          11,439
  Acquisition of land for development                                    --      (4,007,920)
  (Increase) decrease in receivables from
    GTECH and joint ventures                                       (330,894)        463,250
  (Increase) decrease in deposits on purchase options               300,000      (2,250,000)
                                                                -----------     -----------
         Net cash (used in) provided by investing activities        (77,585)        144,074
                                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                    1,750,000       2,000,000
  Repayment of debt                                              (1,000,000)     (5,921,499)
                                                                -----------     -----------
         Net cash provided by (used in) financing activities        750,000      (3,921,499)
                                                                -----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (653,378)     (1,330,706)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,092,178       2,422,884
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $   438,800     $ 1,092,178
                                                                ===========     ===========

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND NATURE OF OPERATIONS

         Full House Resorts, Inc. ("FHRI" or the "Company") was incorporated in the State of Delaware on January 5, 1987. FHRI is currently pursuing various gaming opportunities throughout North America.

         Effective December 29, 1995, FHRI entered into a series of agreements with GTECH Corporation ("GTECH") to jointly pursue gaming opportunities. Pursuant to the agreements, four limited liability companies ("Joint Ventures") were formed. FHRI has a 50% interest in each joint venture. These interests are accounted for using the equity method.

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

         The consolidated financial statements include the accounts and operations of FHRI and its wholly- owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS - Cash in excess of daily requirements is invested in highly liquid short-term investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

         CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents. A portion of the Company's cash equivalents is in high quality securities placed with major banks and financial institutions. Management does not believe that there is significant risk of loss associated with such investments.

         INVESTMENTS IN JOINT VENTURES - Investments in joint ventures are accounted for using the equity method of accounting.

         FIXTURES AND EQUIPMENT - Fixtures and equipment are stated at cost and consist primarily of office furniture and fixtures and computer equipment. Depreciation is computed by the straight-line method over periods of 3 to 7 years. Accumulated depreciation was $59,614 and $37,878 at December 31, 1999 and 1998, respectively.

         GOODWILL - Goodwill represents the excess cost over the net assets of businesses acquired during 1995. Goodwill is being amortized on the straight-line basis over 6 years. The Company reviews the carrying value of goodwill quarterly to determine whether any impairment has occurred. Amortization expense for both 1999 and 1998 totaled $506,268.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's cash and cash equivalents, receivables and accounts payable, approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its long-term debt based on the current rates offered to the Company for loans of the same remaining maturities. The estimated fair values of the Company's long-term debt approximate their recorded values at December 31, 1999.

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

         EARNINGS (LOSS) PER COMMON SHARE - Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares plus the weighted average number of options outstanding if their effect upon exercise would have been dilutive using the treasury stock method.

         AWARDS OF STOCK-BASED COMPENSATION - The Company has adopted SFAS No. 123, "ACCOUNTING FOR AWARDS OF STOCK-BASED COMPENSATION," which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and discloses the required pro forma effect on net income and net income per common share (Note 13).

         SEGMENT REPORTING - The Company's segments consist of its Joint Ventures (Note 5), a previously operated casino, and its corporate overhead department. The Company evaluates performance primarily based upon operating income of the segment. The accounting policies of the segments are the same as those described in this summary of significant accounting policies (Note 2).

         START - UP ACTIVITY COSTS - In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES." It requires that the costs of start-up activities that had been previously capitalized be expensed as incurred. The Company adopted the provisions of this standard in the first quarter of 1999. Accordingly, the Company expensed $824,045 of such costs that had been previously incurred by its joint venture investments, net of the related tax benefit of $280,175.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 30, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value, and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. This is a complex accounting standard, however, the Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include estimated useful lives for depreciable and amortizable assets, and certain accrued liabilities. Actual results could differ from those estimates.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       LAND HELD FOR DEVELOPMENT

         On February 23, 1998, the Company purchased a parcel of land for $4,621,670 that represents a portion of a proposed gaming site in Biloxi, Mississippi. The Company is in negotiations to acquire the additional necessary parcels of land to complete the gaming site.

4.       DEPOSITS AND OTHER ASSETS

         On November 18, 1998, the Company executed a series of agreements with Hard Rock Cafe International ("Hard Rock") for purposes of developing a Hard Rock Hotel & Casino on the Gulf Coast of Mississippi. The agreements required a Territory Fee of $2,000,000, due in two installments. The first was paid in November 1998, and the second in December 1999.

5.       INVESTMENTS IN JOINT VENTURES

         GTECH RELATIONSHIP

         The Company entered into a series of agreements with GTECH in 1995 to jointly pursue gaming opportunities. Pursuant to the agreements, the following limited liability companies, each owned 50% by Dreamport, Inc. ("Dreamport"), a subsidiary of GTECH, and 50% by the Company were formed: Gaming Entertainment L.L.C. ("GELLC"), Gaming Entertainment (Delaware) L.L.C. ("GEDLLC"), Gaming Entertainment (Michigan) L.L.C. ("GEMLLC"), and Gaming Entertainment (California) L.L.C. ("GECLLC").

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

         As part of the formation of the joint ventures, certain directors of the Company and a stockholder have granted to GTECH an option, which expires December 29, 2000, to purchase their shares of the Company should they propose to transfer the same.

         The following is a summary of each of the gaming opportunities and the material items that the Company has contributed, at book value, to capital of the joint ventures.

         GAMING ENTERTAINMENT, LLC

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

         GAMING ENTERTAINMENT (MICHIGAN) LLC

         In late 1996, GEMLLC renegotiated its management contract with the Nottawaseppi Huron Band of Potawatomi and with the 15% owner of the interests in the agreements. Under the new contract, the joint venture will finance, develop and manage gaming operations on reservation lands to be acquired near Battle Creek, Michigan. The 15% owner will be paid a royalty fee in lieu of its original 15% ownership in earlier contracts with the tribe. During 1996, the assignment of the development rights by the Company to GEMLLC was approved by the tribe, and gaming development costs of $4,372,446 were contributed to capital of GEMLLC by the Company. During 1997, the Company contributed additional gaming development costs of $160,962 and cash of $12,500 to capital of GEMLLC. GEMLLC is a development stage company as of December 31, 1999.

         On December 18, 1998, the Michigan legislature approved a gaming compact that had been negotiated between the tribe and the Governor of Michigan. A suit was filed in 1999 by "Taxpayers of Michigan Against Casinos" in Ingham County Circuit Court challenging the constitutionality of the approval process of these gaming compacts. On January 18, 2000 Judge Peter D. Houk issued a ruling that the compacts must be approved by a legislative bill rather than by resolution. The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000. The joint venture company, as an intervening defendant, joined in the appeal filing.

         The Company and the tribe have continued to move forward with their casino development plans while working towards a favorable resolution of the current litigation. The management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission in December 1999. The parties have identified a suitable parcel of land for the gaming enterprise, which is under option, and have submitted a Fee to Trust application to the Bureau of Indian Affairs.

         GAMING ENTERTAINMENT (DELAWARE) LLC

         GEDLLC developed, constructed and equipped a gaming entertainment center at Harrington Raceway in Harrington, Delaware, and provided financing through a capital lease arrangement. GEDLLC has a 15-year management agreement and is compensated based upon a percentage of Gross Revenues and a percentage of Operating Profits, as both are defined. The facility began operations in August 1996.

         Through December 31, 1997, the Company had advanced funds to GEDLLC totaling $544,890 evidenced by an interest bearing note, and payable from available operating cash flows. The note was secured by a similar receivable from Midway Slots and Simulcast, a division of Harrington Raceway, Inc., with the same terms and interest rate. The note was paid in full in March 1998.

         GAMING ENTERTAINMENT (CALIFORNIA) LLC

         GECLLC, pursuant to an agreement with the Torres Martinez Desert Cahuilla Indians, has certain rights to develop, manage and operate gaming activities for the tribe. During 1997 and 1996, the Company contributed gaming development costs of $67,768 and cash of $12,500 to the capital of GECLLC. GECLLC is a development stage company as of December 31, 1999.

         On March 6, 1998, California Governor Pete Wilson announced that he had reached an agreement on a compact for gaming that was intended to be the standard for gaming compacts with all Indian tribes in California. In November 1998, the "Tribal Government Gaming and Economic Self-Sufficiency Act of 1998" (the "Act") was passed by the voters of California in the general election. The Act's constitutionality was challenged and the California Superior Court upheld the challenge. Numerous tribes have now reached modified compacts with Governor Gray Davis, and on March 7, 2000, the voters approved a ballot measure to amend the constitution, which now enables the compacted tribes to pursue gaming under the provisions of the compacts. The tribe and the Company are currently exploring the best manner in which to optimize the gaming enterprise alternatives.

         The following is a summary of condensed financial information for the joint ventures as of December 31, 1999 and 1998 and for the years then ended:

               1999
CONDENSED BALANCE SHEET
INFORMATION

                               GELLC           GEMLLC           GEDLLC           GECLLC            TOTAL
                           ------------     ------------     ------------     ------------     ------------
Total assets               $    378,525     $  4,418,222     $    729,759     $     22,957     $  5,549,463

Total liabilities          $    191,523     $  1,391,435     $    476,680     $    300,693     $  2,360,331

Member's capital           $    187,002     $  3,026,787     $    253,079     $   (277,736)    $  3,189,132

CONDENSED STATEMENTS
OF OPERATIONS

Revenues                   $  2,297,181     $         --     $ 12,468,928     $         --     $ 14,766,109

Operating income (loss)       2,244,726         (948,670)       4,953,559          (82,933)       6,166,682

Cumulative effect of
 Change in accounting,         (137,351)      (1,260,818)          (9,157)        (240,765)      (1,648,091)

Net income (loss)             2,112,028       (2,209,488)       4,950,406         (323,698)       4,529,248

Company's equity
   in net income (loss)    $  1,056,014     $ (1,104,744)    $  2,475,203     $   (161,849)    $  2,264,624
                           ============     ============     ============     ============     ============

         The joint venture entities are treated as partnerships for tax purposes and consequently, no tax provision / benefit is recognized at the venture level.

               1998
CONDENSED BALANCE SHEET
INFORMATION

                               GELLC           GEMLLC           GEDLLC           GECLLC            TOTAL
                           ------------     ------------     ------------     ------------     ------------
Total assets               $    550,624     $  5,490,350     $    516,194     $    265,954     $  6,823,122

Total liabilities          $    216,974     $    254,075     $    252,413     $    219,992     $    943,454

Members' capital           $    333,650     $  5,236,275     $    263,781     $     45,962     $  5,879,668

CONDENSED STATEMENTS
OF OPERATIONS

Revenues                   $  2,236,903     $         --     $ 12,152,631     $         --     $ 14,389,534

Operating income (loss)       2,159,382          (34,371)       4,870,523          (80,602)       6,914,932

Interest expense                     --               --           45,478               --           45,478

Net income (loss)             2,161,470          (34,371)       5,012,876          (80,602)       7,059,373

Company's equity
   in net income (loss)    $  1,080,735     $    (17,185)    $  2,506,438     $    (40,301)    $  3,529,687
                           ============     ============     ============     ============     ============

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                    1999          1998
                                                                                 ----------    ----------
         Convertible, unsecured note payable to GTECH Corporation;
         interest at the prime rate (81/2% at December 31, 1999) due monthly through January 25, 2001, at which time all unpaid principal and interest will be due. The note was convertible at the holder's option, in whole or part, prior to January 25,
         1998 into common stock of the Company at a conversion price
         of five dollars principal amount of the note for one share of stock     $3,000,000    $3,000,000

         Line of credit; interest at prime plus 1/2% (9% at December 31,
         1999), payable monthly, principal due February 25, 2001
         Amount represents the balance outstanding at December 31,
         1999 of a $2,000,000 line of credit from Coast Community
         Bank, which provided the initial loan for the acquisition of
         Land in Biloxi, Mississippi                                                750,000            --
                                                                                 ----------    ----------
           Total                                                                  3,750,000     3,000,000
           Less current portion                                                          --            --
                                                                                 ----------    ----------
           Long-term portion                                                     $3,750,000    $3,000,000
                                                                                 ==========    ==========

         The scheduled maturities of debt are as follows:

                         2000                           $       --
                         2001                            3,750,000
                                                        ----------
                         Total                          $3,750,000
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

         Options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to a consultant. These options were repriced in June 1998 at $2.25 per share (market value on the repricing date). The fair value of $43,410 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 97 percent, risk-free interest rate of 5.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense of $43,410 was recognized in 1998, along with an equivalent increase in paid in capital. All of these options were exercisable at December 31, 1999.

         On December 20, 1996, a consultant, who is also a principal stockholder, was granted an option to purchase 250,000 common shares at $3.69 in return for consulting services to be provided over an approximate three-year period. The options vested immediately. The fair value of $302,826 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80 percent, risk-free interest rate of 6.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense was recognized ratably over the three-year service period commencing in 1997.

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

         The Company's preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. If the Company is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock. The stockholders' right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $1,575,000 and $1,365,000 at December 31, 1999 and 1998, respectively. Through December 31, 1999, no dividends have been declared or paid.

8.       INTEREST AND OTHER INCOME

         In 1999 the Company received litigation settlement proceeds of $260,907 in connection with its land in Mississippi.

         In May 1998, the Company sold all of the assets and operations of DGR for $6,000,000 cash and the proration of certain related items, and recorded a gain on the transaction of $385,227. This gain represented the proceeds in excess of the carrying value, which had been reduced by a previously recorded impairment loss estimate of $4,154,290.

9.       INCOME TAX PROVISION

         The income tax (provision) benefit recognized in the consolidated financial statements consists of the following:

                                                  1999          1998
                                               ---------     ---------
         Current:  Federal                     $      --     $      --
                   State                        (197,410)     (222,847)
                                               ---------     ---------
                            Total current       (197,410)     (222,847)
                                               ---------     ---------
         Deferred:  Federal                      493,525       132,495
                    State                        241,793      (253,730)
                                               ---------     ---------
                             Total deferred      735,318      (121,235)
                                               ---------     ---------
         Total (Provision) Benefit             $ 537,908     $(344,082)
                                               =========     =========

         A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated income before income taxes is as follows:

                                                       1999            1998
                                                   -----------     -----------
         Tax provision at U.S. statutory rate      $   692,719     $  (363,253)
         State taxes                                    29,292        (314,541)
         Change in valuation allowance                      --         507,315
         Goodwill amortization                        (172,131)       (172,131)
         Other                                         (11,972)         (1,472)
                                                   -----------     -----------
         Total                                     $   537,908     $  (344,082)
                                                   ===========     ===========

         The Company's deferred tax items as of December 31, 1999 and 1998 are as follows:

                                                       1999            1998
                                                   -----------     -----------
         Deferred tax assets:
            Net operating loss carryforward        $ 1,514,038     $ 1,225,606
            Tax credit carryforwards                    26,643          23,416
            Intangibles                                294,817          21,057
            Accrued expenses                             5,364           6,437
            Stock option plans                         145,928         109,433
            State taxes                                     --         115,548
                                                   -----------     -----------
         Total deferred tax assets                   1,986,790       1,501,947
                                                   -----------     -----------
         Deferred tax liabilities:
            Difference between book and tax basis
               of gaming rights                     (1,369,474)     (1,618,339)
            Other                                       (3,233)         (4,843)
                                                   -----------     -----------
         Total deferred tax liabilities             (1,372,707)     (1,623,182)
                                                   -----------     -----------
         Net                                       $   614,083     $  (121,235)
                                                   ===========     ===========

At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $4,455,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2009 through 2019. The availability of the loss carryfowards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

10.      RELATED PARTY TRANSACTIONS

         At December 31, 1997, the Company held a note receivable of $106,760 from a director of the Company. This note was paid in full in 1998.

         Total interest expense charged to operations in 1998 related to a note payable to a stockholder was $11,702.

         See Note 5 for discussion of transactions with joint ventures.

11.      SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

         Cash payments for interest for the years ended December 31, 1999 and 1998 were $232,187 and $518,187, respectively.

         Income taxes paid for the years ended December 31, 1999 and 1998 were $210,738 and $319,217 respectively.

         The following noncash investing and financing activities are not reflected in the consolidated statements of cash flows:

         During the years ended December 31, 1999 and 1998, additional paid-in capital increased by $156,384 and $260,578, respectively, as a result of granting and repricing stock options issued to non-employees for consulting services.

         During the year ended December 31, 1998, the Company applied purchase option deposits of $613,750 towards the acquisition of land held for development.

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space under a noncancelable lease expiring on March 31, 2001. Future minimum lease obligations are $72,261 and $18,065 for fiscal years 2000 and 2001, respectively. Rent expense pertaining to operating leases was $72,261 and $54,168 for the years ended December 31, 1999 and 1998, respectively.

         In connection with the land negotiations for the Biloxi development project, the Company has granted an option and right of first refusal to an unrelated third party that owns and leases the balance of the necessary acreage. The option, which is exerciseable through February 15, 2001, allows the optionee to acquire the Company's one-acre parcel at cost plus carrying charges, as defined. The right of first refusal allows the optionee to match any bona fide offer the Company receives for its land, and desires to accept.

         The Company is party to legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these matters will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows. In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (FULL HOUSE RESORTS, INC. V. LONE STAR CASINO CORPORATION V. ALLEN E. PAULSON, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court. In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star's claim against the Company for breach of contract, which it remanded to the trial court for additional hearing. No action has been taken on that matter to date. In January 2000, LS Capital, successor to Lone Star, announced it had retained new counsel to pursue this litigation. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on the Company's financial condition.

13.      STOCK-BASED COMPENSATION PLANS

         At December 31, 1999, the Company had three stock-based compensation plans that are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the Nonemployee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder) and an informal director stock plan. Had compensation cost for options granted under the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, the Company's net income and income per common share would have been restated to the pro forma amounts indicated below:

                                                                                  1999                  1998
                                                                              -------------        -------------
                  Net income (loss)                        As reported        $ (1,499,500)        $     724,309
                                                           Pro forma          $ (2,004,729)        $     568,250

                  Income (loss) per common share,
                     basic and diluted                     As reported        $       (.17)        $        0.05
                                                           Pro forma          $       (.21)        $        0.03

         The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: expected volatility of 95%, risk-free interest rate of 5.5 percent and 5.1 percent, and expected life of 2.5 years and 3.6 years.

         The Company has reserved 300,000 shares of its common stock for issuance under the Nonemployee Director Stock Plan. The Plan allows for options to be granted at prices not less than fair market value on the date of grant and are generally exercisable over a term of five years. The Company issued 20,000 options under the Plan during both 1999 and 1998.

         The Company has reserved 3,000,000 shares of its common stock for issuance under the 1992 Incentive Plan as amended in June 1999. The Plan allows for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options. Incentive stock options may be granted at prices not less than fair market value on the date of grant, while non-qualified incentive stock options may be granted at a price less than fair market value on the date of grant. The persons eligible for such plan include employees and officers of the Company (whether or not such officers are also directors of the Company) and consultants and advisors to the Company, who are largely responsible for the management, growth and protection of the business of the Company. Options issued under the Incentive Plan are generally exercisable over a term of ten years.

         On March 3, 1997 ("the Grant Date"), the Board of Directors approved a grant of an option ("Option") to each of the Company's three directors, to purchase 250,000 shares of common stock at an exercise price per share of $3.375, the closing price of the common stock on the Grant Date. The Options were granted in consideration of the fact that services to the Company by such directors have exceeded and are expected to continue to exceed the duties of a typical corporate director. On May 12, 1997, at the Company's annual meeting, the stockholders ratified the Options. The Options become exercisable in 50,000 share increments commencing April 9, 1997 and on each anniversary thereafter. In addition, the Options for two of the directors provide that a 50,000 share increment became exercisable on the Grant

         Date. In March 1998, 250,000 of these shares were forfeited, and in June 1998, the remaining 500,000 shares were repriced to $2.25 per share (fair market value at repricing).

         The total options outstanding under the 1992 Incentive Plan, including the consulting options at December 31, 1999 and 1998 were 1,386,000. The total options outstanding under the Nonemployee Director Stock Plan at December 31, 1999 and 1998 were 50,000 and 30,000, respectively. The total options outstanding under the Director Stock Plan at December 31, 1999 and 1998 were 575,000.

         A summary of the status of the Company's stock option plans, including consultant options, as of December 31, 1999 and 1998, and changes during the years then ended is presented below:

                                                            1999                                  1998
                                               ------------------------------        -------------------------------
                                                                 WEIGHTED -                              WEIGHTED-
                                                                  AVERAGE                                 AVERAGE
                                                 SHARES        EXERCISE PRICE          SHARES         EXERCISE PRICE
                                               ---------       --------------        ---------        --------------
         Outstanding at beginning
            of year                            1,991,000         $    2.36           1,420,000          $    3.45
         Granted                                  20,000         $    2.22           1,081,000          $    2.11
         Exercised                                    --                --                  --                 --
         Forfeited                                    --                --             510,000          $    3.34
                                               ---------                             ---------
         Outstanding at end of year            2,011,000         $    2.35           1,991,000          $    2.36
                                               =========                             =========
         Exercisable at year-end               1,261,333         $    2.49             835,000          $    2.68

         Weighted-average fair value of
         options granted during the year                         $    1.40                              $    1.53

         As of December 31, 1999, the 2,011,000 options outstanding have exercise prices ranging between $2.00 and $3.69, and a weighted average remaining contractual life of 6 years. The options exercisable of 1,261,333 also have exercise prices ranging between $2.00 and $3.69, and their weighted average remaining contractual life is 6.3 years

14.      SEGMENT REPORTING

         The Company's primary segment consists of its joint venture investments (Note 5). Two of the ventures have current operations, and two are still in the development stage. The operating ventures are evaluated primarily based on operating income, while the development stage ventures are more subjectively assessed by reviewing the future prospects relative to the ongoing expenditures. Prior to 1999, the Company operated a casino resort in Deadwood, South Dakota, which represented a distinct operating segment.

         1999
         ----
                                               JOINT                                          CONSOLIDATED
                                              VENTURES        CORPORATE          DGR             TOTAL
                                           ------------     ------------     ------------     ------------
         Revenues                          $  3,604,472     $         --     $         --     $  3,604,472
         Operating income (loss)              2,582,402       (3,831,717)              --       (1,249,315)
         Interest expense                      (241,152)         (13,803)              --         (254,955)
         Other income                                --          290,907               --          290,907

         Tax (expense) benefit                 (230,000)         487,733               --          257,733
         Net income (loss) before
            Cumulative effect of change
             in accounting principle          2,111,250       (3,066,880)              --         (955,630)
         Accounting change, net                (543,870)              --               --         (543,870)

         Net income (loss)                 $  1,567,380     $ (3,066,880)    $         --     $ (1,499,500)

         Identifiable Assets               $  5,397,736     $  8,486,100     $         --     $ 13,883,836

         The assets of the corporate segment include the Company's land and advanced costs for its proposed development project in Biloxi, Mississippi. The decrease in assets of the joint venture segment reflects the write off of $824,045 of start up-costs discussed in Note 2, along with a reduction in goodwill as a result of normal amortization.

         1998
         ----
                                               JOINT                                          CONSOLIDATED
                                              VENTURES        CORPORATE          DGR             TOTAL
                                           ------------     ------------     ------------     ------------
         Revenues                          $  3,587,173     $         --     $  1,076,240     $  4,663,413

         Operating income (loss)              3,023,419       (1,843,718)        (101,285)       1,078,416
         Interest expense                      (252,075)         (78,326)        (267,520)        (597,921)

         Other income                                --          179,636          408,260          587,896
         Tax expense                           (319,666)         (24,416)              --         (344,082)

         Net income (loss)                 $  2,451,678     $ (1,766,824)    $     39,455     $    724,309

         Identifiable Assets               $  6,858,327     $  8,614,937     $         --     $ 15,473,264

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION

  10.54 Amendment to License Agreement between Hard Rock Cafe International (USA), Inc. and Full House Mississippi, LLC dated November 30, 1999.

  10.55         Termination Agreement by and among Hard Rock Cafe International
                (USA), Inc., Full House Resorts, Inc., Allen E. Paulson, AEP & FHR LLC, FH/HR Management, LLC and Full House Mississippi,LLC dated November 30, 1999.

  21            List of Subsidiaries of Full House Resorts, Inc.

  23.1          Consent of Deloitte & Touche LLP

  27.1          Financial Data Schedule