Form 10QSB
period 2000-03-31
FULL HOUSE RESORTS INC
filed 2000-05-12
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ______________.

                                                     Commission File No. 0-20630

                            FULL HOUSE RESORTS, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                             13-3391527
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      2300 W. SAHARA AVE.
       SUITE 450, BOX 23
       LAS VEGAS, NEVADA                                            89102
------------------------------------                               --------
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

                            Yes [X]          No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2000, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                             FULL HOUSE RESORTS, INC

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.  Financial Information

         Item 1.   Condensed Consolidated Financial Statements

                   Unaudited Condensed Consolidated Balance Sheets
                   as of March 31, 2000 and December 31, 1999                             3

                   Unaudited Condensed Consolidated Statements of Operations
                   for the three months ended March 31, 2000 and 1999                     4

                   Unaudited Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 2000 and 1999                     5

                   Notes to Unaudited Condensed Consolidated Financial Statements         6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                    8

PART II. Other Information                                                               11

         Signatures                                                                      11

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,       DECEMBER 31,
                                                                            2000              1999
                                                                        ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $    285,450      $    438,800
  Income tax refund receivable                                                    --            34,057
  Prepaid expenses                                                            94,818            87,590
                                                                        ------------      ------------
    Total current assets                                                     380,268           560,447

LAND HELD FOR DEVELOPMENT                                                  4,621,670         4,621,670
FIXTURES AND EQUIPMENT - net                                                  63,161            69,413
GOODWILL - net                                                               759,414           885,981
NOTE RECEIVABLE - JOINT VENTURE                                              928,070           839,580
INVESTMENTS IN JOINT VENTURES                                              3,758,961         3,672,175
DEFERRED TAX ASSET                                                           567,427           614,083
DEPOSITS AND OTHER ASSETS                                                  2,656,345         2,620,487
                                                                        ------------      ------------
TOTAL                                                                   $ 13,735,316      $ 13,883,836
                                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                      $     12,155      $     19,238
  Payable to joint ventures                                                  121,910            60,077
  Accrued expenses                                                           125,591           190,332
                                                                        ------------      ------------
    Total current liabilities                                                259,656           269,647
                                                                        ------------      ------------
LONG-TERM DEBT                                                             3,600,000         3,750,000
                                                                        ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative, preferred stock, par value $.0001, 5,000,000
      shares authorized; 700,000 shares issued and outstanding;
      aggregate liquidation preference of $3,727,500 and $3,675,000               70                70
  Common stock, par value $.0001, 25,000,000 shares authorized;
      10,340,380 shares issued and outstanding                                 1,034             1,034
  Additional paid in capital                                              17,388,309        17,374,449
  Accumulated deficit                                                     (7,513,753)       (7,511,364)
                                                                        ------------      ------------
    Total stockholders' equity                                             9,875,660         9,864,189
                                                                        ------------      ------------
TOTAL                                                                   $ 13,735,316      $ 13,883,836
                                                                        ============      ============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     2000              1999
                                                                                 ------------      ------------
OPERATING REVENUES:
   Joint ventures                                                                $    865,600      $    864,079

OPERATING COSTS AND EXPENSES:
  Joint venture pre-opening costs                                                     136,627            25,106
  General and administrative                                                          432,016           560,241
  Depreciation and amortization                                                       132,818           130,507
                                                                                 ------------      ------------
           Total operating costs and expenses                                         701,461           715,854
                                                                                 ------------      ------------
INCOME FROM OPERATIONS                                                                164,139           148,225

Interest expense and debt issue costs                                                 (82,278)          (66,663)
Interest and other income                                                               3,406            15,776
                                                                                 ------------      ------------
Income before income taxes and cumulative effect
of change in accounting principle                                                      85,267            97,338

INCOME TAX PROVISION                                                                  (87,656)          (65,151)
                                                                                 ------------      ------------
Net income (loss) before cumulative effect of change in accounting principle           (2,389)           32,187
Cumulative effect of change in accounting principle, net of tax                            --          (543,870)
                                                                                 ------------      ------------
NET LOSS                                                                               (2,389)         (511,683)

Less, undeclared dividends on cumulative preferred stock                               52,500            52,500
                                                                                 ------------      ------------
NET LOSS APPLICABLE TO COMMON SHARES                                             $    (54,889)     $   (564,183)
                                                                                 ============      ============
Loss per common share before cumulative effect of change in
accounting principle, Basic and Diluted                                          $      (0.01)     $      (0.00)
Change in accounting principle, Basic and Diluted                                          --             (0.05)
                                                                                 ------------      ------------
NET LOSS PER COMMON SHARE, Basic and Diluted                                     $      (0.01)     $      (0.05)
                                                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                                      10,340,380        10,340,380
                                                                                 ============      ============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    2000             1999
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $    (2,389)     $  (511,683)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                   132,818          130,507
    Amortization of deferred compensation expense                    13,860           39,096
    Cumulative effect of change in accounting principle                  --          543,870
    Equity in income of joint ventures                             (728,973)        (838,973)
    Distributions from joint ventures                               642,187          778,279
    Changes in assets and liabilities:
      Receivables                                                    34,057           35,871
      Prepaid expenses                                               (7,228)          27,343
      Other assets                                                  (10,858)              --
      Deferred taxes                                                 46,656               --
      Accounts payable and accrued expenses                         (71,823)         (42,562)
                                                                -----------      -----------
        Net cash provided by operating activities                    48,307          161,750
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    --          (24,532)
  Deposits on purchase options                                      (25,000)      (1,025,000)
  Receivables from joint ventures                                   (26,657)         111,033
                                                                -----------      -----------
        Net cash used in investing activities                       (51,657)        (938,499)
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                           --        1,000,000
  Repayment of line of credit                                      (150,000)      (1,000,000)
                                                                -----------      -----------
        Net cash used in financing activities                      (150,000)              --
                                                                -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (153,350)        (776,749)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      438,800        1,092,178
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   285,450      $   315,429
                                                                ===========      ===========

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM CONDENSED FINANCIAL STATEMENTS - The interim condensed consolidated financial statements of Full House Resorts, Inc. (the "Company") included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         CONSOLIDATION - The unaudited condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes accounting and reporting standards for derivative investments, including certain derivative investments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position, and measure those instruments at fair value, and is effective for all fiscal quarters of the fiscal years beginning June 15, 2000. This is a complex accounting standard; however, the Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements of the Company.

3.       SEGMENT INFORMATION

         The Company has two primary business segments. The Joint Venture segment includes the ventures with GTECH Corporation, and the Corporate segment reflects the administrative and development expenses of the business.

                  2000                           JOINT
                                                VENTURES      CORPORATE     CONSOLIDATED
                                               ---------      ---------     -------------
Revenues                                       $ 865,600      $      --      $ 865,600
Pre-opening costs                                136,627             --        136,627
Income (loss) from operations                    587,406       (423,267)       164,139
Net income (loss)                              $ 434,305      $(436,694)     $  (2,389)

                  1999                           JOINT
                                                VENTURES      CORPORATE     CONSOLIDATED
                                               ---------      ---------     -------------
Revenues                                       $ 864,079      $      --      $ 864,079
Pre-opening costs                                 25,106             --         25,106
Income (loss) from operations                    712,406       (564,181)       148,225
Net income before cumulative
  effect of change in accounting principle       590,079       (557,892)        32,187
Accounting change, net                          (543,870)            --       (543,870)
Net income (loss)                              $  46,209      $(557,892)     $(511,683)

4.       JOINT VENTURE INVESTMENTS

                  2000              DELAWARE         OREGON           MICHIGAN        CALIFORNIA
                                  -----------      -----------      -----------      -----------
Revenues                          $ 3,142,527      $   555,872      $        --      $        --
Income (loss) from operations       1,175,329          555,872         (259,598)         (13,656)
Net income                        $ 1,175,329      $   555,872      $  (259,598)     $   (13,656)

                  1999              DELAWARE         OREGON           MICHIGAN        CALIFORNIA
                                  -----------      -----------      -----------      -----------
Revenues                          $ 3,020,230      $   544,012      $        --      $        --
Income (loss) from operations       1,199,312          528,846          (36,138)         (14,073)
Cumulative effect of change
  in accounting principle              (9,157)        (137,351)      (1,260,818)        (240,765)
Net income                        $ 1,190,154      $   391,496      $(1,296,956)     $  (254,838)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED TO FIRST QUARTER ENDED MARCH 31,
1999

         JOINT VENTURES. Joint Venture income increased by $1,529 for the first quarter ended March 31, 2000 as compared to the same period in 1999. This increase reflects improved operating results from the Oregon venture, offset by a weather related decline in income from the Delaware venture. Pre-opening costs were significantly higher as the Company continues its efforts in Michigan and California.

         OREGON JOINT VENTURE. The Company's share of income from the Oregon joint venture was $277,936, an increase of $13,513, or 5.1%, as compared to the prior year period. This increase was achieved despite the reduction in the venture's fee structure from 13% of revenue to 12% in accordance with the management agreement. The continued growth in the market contributed to a 10.5% revenue increase at the facility that more than offset the fee percentage reduction.

         DELAWARE JOINT VENTURE. The Company's share of income from the Delaware joint venture was $587,664 for the first quarter ended March 31, 2000, compared to $599,656 in the prior year. A severe snowstorm in January forced the closure of the facility for one day and significantly impacted customer volumes for several days thereafter, resulting in an 18% decline in management fees for January. During February and March, management fee income increased 4% and 3%, respectively.

         CALIFORNIA AND MICHIGAN JOINT VENTURES. The Company's share of pre-opening costs from the California and Michigan joint ventures increased by $111,521 during the first quarter of 2000. The majority of the increase was due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek. These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act. These joint venture companies are still in the development stage and do not have operating revenues.

         GENERAL AND ADMINISTRATIVE EXPENSES. Expenses for the three months ended March 31, 2000 decreased $128,225 as compared to the comparable period in 1999. This decrease is primarily due to reduced legal expenses associated with the Company's efforts to develop the Biloxi, Mississippi project.

         INTEREST EXPENSE. Interest expense increased by $15,615 primarily due to an increase in outstanding indebtedness under the bank line, coupled with an increase in interest rates.

         INTEREST AND OTHER INCOME. Interest and other income decreased by $12,370 in 2000 as compared to 1999 due primarily to a reduction in invested cash balances.

         INCOME TAX PROVISION. Income tax expense increased by $22,505 primarily due to a change in deferred tax balances. The effective tax rate reflects a combination of state taxes on the joint venture earnings combined with the tax effect of non-deductible amortization expenses. For federal tax purposes the Company has net operating loss carryforwards of approximately $4,314,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2009 through 2019. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In April 1998, The Accounting Standards Executive Committee of the American Institute of Public Accounting issued Statement of Position 98-5, "Reporting on the Costs of Start - Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. Accordingly, during the first quarter of 1999, the Company recognized $824,045 of such costs that had been previously incurred by its joint venture investments, net of the related tax benefit of $280,175.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of $285,450. For the three months ended March 31, 2000, cash of $48,307 was provided by operating activities, as compared to $161,750 in the prior year period. The decline is a result of increased pre-opening and interest costs partially offset by decreased general and administrative expense, combined with changes in operating assets and liabilities. Net cash used in investing activities was $51,657, primarily for options related to the Biloxi project and joint venture advances, compared to $938,499 in the prior year primarily for the same purposes. Financing activities used $150,000 during the current quarter to reduce the bank borrowings compared to an advance and repayment in equal amounts in the comparable prior period. As a result of the above factors, there was a net decrease in cash and cash equivalents of $153,350 during the first quarter of 2000.

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

         The Company has a $2 million line of credit with Coast Community bank in Mississippi. The line bears interest at prime plus 1/2%, with interest payable monthly. Any outstanding principal is due at maturity in February 2001. At March 31, 2000, there was $600,000 outstanding at a rate of 9%.

         In November 1998, the Company executed a series of agreements with Hard Rock Cafe International related to the proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company has the right to develop and operate a Hard Rock Casino in Biloxi. The Company has paid a territory fee of $2,000,000.

         In September 1998, the Company and Allen E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and the Company agreed to contribute its rights to the Hard Rock agreements. This entity plans to develop the Hard Rock - Biloxi and is currently exploring various financing alternatives. The project, as currently envisioned, is expected to cost between $250 and $300 million. Substantial additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms, or at all.

         As of March 31, 2000, Full House had cumulative undeclared and unpaid dividends in the amount of $1,627,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

YEAR 2000 ISSUES

         The Company implemented a Year 2000 program to ensure that its computer systems and applications would function properly beyond 1999. The Company's Year 2000 date conversion program was completed on a timely basis at a cost of approximately $10,000. The Company did not experience any disruptions as a result of the rollover to the year 2000, and continues to monitor performance for any latent problems.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Allen E. Paulson, a major stockholder of the Company and its former Chief Executive Officer and Board Chairman, sued Jefferies & Co., Inc. and Morgans Waterfall, et al, in the Federal Court for the Central District of California Western Division, for various claims arising from his individual attempt to purchase Riviera Holdings Corp. and other gaming properties during 1996-1997. On May 5, 2000, Jefferies filed counterclaims in that lawsuit against Mr. Paulson and companies owned by him individually, as well as a Third Party Complaint against the Company. Jefferies alleges that the Company is responsible to it for the payment of fees and expenses, which it claims it is owed as a result of several engagement letters it executed with Mr. Paulson. Mr. Paulson's signature line does not reflect that he executed any of these engagement letters on behalf of the Company, but Jefferies claims that his individual signature also bound his "affiliates". The Company vigorously contests any liabilities whatsoever to Jefferies, and intends to move for dismissal of Jefferies' claim on the grounds its assertions are insufficient as a matter of law.

         On April 13, 2000 LS Capital (formerly Lone Star Casino Corp.) filed a notice of appeal in the Lone Star Casino Corp vs. Full House Resorts, Inc. litigation. On April 4, 2000 the Circuit Court of Harrison County, Mississippi had dismissed all remaining counts for lack of prosecution. The Company continues to vigorously defend this action.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 2000, cumulative dividends were $1,627,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

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

                                 FULL HOUSE RESORTS, INC.

Date:  May 11, 2000

                                 By   /S/ GREGG R GIUFFRIA
                                   -----------------------
                                      Gregg R. Giuffria, President and Principal
                                      Operating Officer

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    -----------
  27.1            Financial Data Schedule