Form 10QSB
period 2000-06-30
FULL HOUSE RESORTS INC
filed 2000-08-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         ______________.

                                                     Commission File No. 0-20630

                            FULL HOUSE RESORTS, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                            13-3391527
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         2300 W. Sahara Ave.
         Suite 450, Box 23
         Las Vegas, Nevada                                        89102
----------------------------------------                         --------
(Address of principal executive offices)                        (zip code)

                                 (702) 221-7800
                                   ----------
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2000, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  Financial Information

         Item 1.   Unaudited Condensed Consolidated Financial Statements

                   Unaudited Condensed Consolidated Balance Sheets
                   as of June 30, 2000 and December 31, 1999                  3

                   Unaudited Condensed Consolidated Statements of Operations
                   for the three months ended June 30, 2000 and 1999          4

                   Unaudited Condensed Consolidated Statements of Operations
                   for the six months ended June 30, 2000 and 1999            5

                   Unaudited Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30, 2000 and 1999            6

                   Notes to Unaudited Condensed Consolidated Financial
                   Statements                                                 7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       10

PART II. Other Information                                                   13

         Signatures                                                          13

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          JUNE 30,        DECEMBER 31,
ASSETS                                                                      2000              1999
                                                                        ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $    242,906      $    438,800
  Income tax refund receivable                                                    --            34,057
  Prepaid expenses                                                            69,877            87,590
                                                                        ------------      ------------
    Total current assets                                                     312,783           560,447

LAND HELD FOR DEVELOPMENT                                                  4,621,670         4,621,670

FIXTURES AND EQUIPMENT, net                                                   56,932            69,413

GOODWILL, net                                                                632,847           885,981

NOTE RECEIVABLE - JOINT VENTURE                                            1,035,726           839,580

INVESTMENTS IN JOINT VENTURES                                              3,762,741         3,672,175

DEFERRED TAX ASSET                                                           500,271           614,083

DEPOSITS AND OTHER ASSETS                                                  2,766,343         2,620,487
                                                                        ------------      ------------
TOTAL                                                                   $ 13,689,313      $ 13,883,836
                                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $     20,797      $     19,238
  Current portion of long-term debt                                        3,000,000                --
  Payable to joint ventures                                                  184,830            60,077
  Accrued expenses                                                           127,084           190,332
                                                                        ------------      ------------
    Total current liabilities                                              3,332,711           269,647
                                                                        ------------      ------------
LONG-TERM DEBT, net of current portion                                       500,000         3,750,000
                                                                        ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, par value $.0001, 5,000,000
      shares authorized; 700,000 shares issued and outstanding;
      aggregate liquidation preference of $3,780,000 and $3,675,000               70                70
  Common stock, par value $.0001, 25,000,000 shares authorized;
      10,340,380 shares issued and outstanding                                 1,034             1,034
  Additional paid in capital                                              17,402,169        17,374,449
  Accumulated deficit                                                     (7,546,671)       (7,511,364)
                                                                        ------------      ------------
    Total stockholders' equity                                             9,856,602         9,864,189
                                                                        ------------      ------------
TOTAL                                                                   $ 13,689,313      $ 13,883,836
                                                                        ============      ============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                 2000              1999
                                                             ------------      ------------
OPERATING REVENUES:
  Joint ventures                                             $    901,713      $    964,551

OPERATING COSTS AND EXPENSES:
  Joint venture pre-opening costs                                 120,966            40,065
  General and administrative                                      492,971           506,239
  Depreciation and amortization                                   132,797           132,146
                                                             ------------      ------------
           Total operating costs and expenses                     746,734           678,450
                                                             ------------      ------------
INCOME FROM OPERATIONS                                            154,979           286,101

Interest expense                                                  (83,028)          (58,196)
Interest and other income                                           2,498             2,349
                                                             ------------      ------------
INCOME BEFORE INCOME TAXES                                         74,449           230,254

INCOME TAX PROVISION                                             (107,366)          (60,425)
                                                             ------------      ------------
NET INCOME (LOSS)                                                 (32,917)          169,829

Less, undeclared dividends on cumulative preferred stock           52,500            52,500
                                                             ------------      ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES                $    (85,417)     $    117,329
                                                             ============      ============
NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted        $      (0.01)     $       0.01
                                                             ============      ============
Weighted average number of common shares
Outstanding;   Basic                                           10,340,380        10,340,380
                                                             ============      ============
               Diluted                                         10,340,380        10,382,395
                                                             ============      ============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             2000              1999
                                                                         ------------      ------------
OPERATING REVENUES:
  Joint ventures                                                         $  1,767,313      $  1,828,629

OPERATING COSTS AND EXPENSES:
  Joint venture pre-opening costs                                             257,593            65,170
  General and administrative                                                  924,987         1,066,480
  Depreciation and amortization                                               265,615           262,653
                                                                         ------------      ------------
           Total operating costs and expenses                               1,448,195         1,394,303
                                                                         ------------      ------------
INCOME FROM OPERATIONS                                                        319,118           434,326

Interest expense                                                             (165,306)         (124,859)
Interest and other income                                                       5,904            18,125
                                                                         ------------      ------------
INCOME BEFORE INCOMES TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                      159,716           327,592

INCOME TAX PROVISION                                                         (195,022)         (125,576)
                                                                         ------------      ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                                                (35,306)          202,016

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                                 --          (543,870)
                                                                         ------------      ------------
NET LOSS                                                                      (35,306)         (341,854)

Less, undeclared dividends on cumulative preferred stock                      105,000           105,000
                                                                         ------------      ------------
NET LOSS APPLICABLE TO COMMON SHARES                                     $   (140,306)     $   (446,854)
                                                                         ============      ============
Income (loss) per common share before cumulative effect of change in
accounting principle, Basic and Diluted                                  $      (0.01)     $       0.01
Cumulative effect of accounting change, Basic and Diluted                          --             (0.05)
                                                                         ------------      ------------
NET LOSS PER COMMON SHARE, Basic and Diluted                             $      (0.01)     $      (0.04)
                                                                         ============      ============
Weighted average number of common shares
Outstanding, Basic and Diluted                                             10,340,380        10,340,380
                                                                         ============      ============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 2000             1999
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (35,306)     $  (341,854)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                               265,615          262,653
     Amortization of deferred compensation expense                27,719           78,192
     Cumulative effect of change in accounting principle              --          543,870
     Equity in income of joint ventures                       (1,509,720)      (1,763,459)
     Distributions from joint ventures                         1,419,154        1,621,279
 Changes in assets and liabilities:
     Receivables                                                  34,057           35,871
     Prepaid expenses                                             17,713           49,790
     Other assets                                                (95,857)         (98,380)
     Deferred taxes                                              113,812               --
     Accounts payable and accrued expenses                       (61,688)         (64,372)
                                                             -----------      -----------
        Net cash provided by operating activities                175,499          393,590
                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 --          (35,333)
  Deposits on purchase options                                   (50,000)      (1,125,000)
  Receivables from joint ventures                                (71,393)          17,074
                                                             -----------      -----------
        Net cash used in investing activities                   (121,393)      (1,143,259)
                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                        --        1,000,000
  Repayment of debt                                             (250,000)      (1,000,000)
                                                             -----------      -----------
        Net cash used in financing activities                   (250,000)              --
                                                             -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (195,894)        (749,669)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   438,800        1,092,178
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   242,906      $   342,509
                                                             ===========      ===========

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Condensed Consolidated Financial Statements - The interim condensed consolidated financial statements of Full House Resorts, Inc. (the "Company") included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

         Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes accounting and reporting standards for derivative investments, including certain derivative investments embedded in other contracts, and hedging activities. It requires that an entity recognizes all derivatives either as assets or liabilities in the statement of financial position, and measures those instruments at fair value, and is effective for all fiscal quarters of the fiscal years beginning June 15, 2000. This is a complex accounting standard; however, the Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements of the Company.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

3.       SEGMENT INFORMATION

         The Company has two primary business segments. The Joint Venture segment includes the ventures with GTECH Corporation ("GTECH"), and the Corporate segment reflects the administrative and development expenses of the business.

         SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED JUNE 30,

                  2000                             Joint
                                                  Ventures      Corporate       Consolidated
                                                -----------    -----------      ------------
         Revenues                               $   901,713    $        --      $   901,713
         Pre-opening costs                          120,966             --          120,966
         Income (loss) from operations              639,180       (484,201)         154,979
         Net income (loss)                      $   463,759    $  (496,676)     $   (32,917)

                  1999                             Joint
                                                  Ventures      Corporate       Consolidated
                                                -----------    -----------      ------------
         Revenues                               $   964,551    $        --      $   964,551
         Pre-opening costs                           40,065             --           40,065
         Income (loss) from operations              797,919       (511,818)         286,101
         Net income (loss)                      $   679,951    $  (510,122)     $   169,829

          SUMMARY INFORMATION FOR THE SIX MONTH PERIODS ENDED JUNE 30,

                  2000                             Joint
                                                  Ventures      Corporate       Consolidated
                                                -----------    -----------      ------------
         Revenues                               $ 1,767,313    $        --      $ 1,767,313
         Pre-opening costs                          257,593             --          257,593
         Income (loss) from operations            1,226,586       (907,468)         319,118
         Net income (loss)                      $   898,064    $  (933,370)     $   (35,306)

                  1999                             Joint
                                                  Ventures      Corporate       Consolidated
                                                -----------    -----------      ------------
         Revenues                               $ 1,828,629    $        --      $ 1,828,629
         Pre-opening costs                           65,170             --           65,170
         Income (loss) from operations            1,510,325     (1,075,999)         434,326
         Net income (loss) before cumulative
           effect of change in accounting
           principle                              1,270,030     (1,068,014)         202,016
         Accounting change, net                    (543,870)            --         (543,870)
         Net income (loss)                      $   726,160    $(1,068,014)     $  (341,854)

4.       JOINT VENTURE INVESTMENTS

         The Company has four joint ventures with GTECH. The Delaware venture manages a slot operation at Harrington Raceway in Harrington. The Oregon venture developed the Mill Casino in North Bend, for the Coquille Indian Tribe. The Michigan venture, which has a management agreement with a Tribe in Battle Creek, and the California venture, which has an agreement with a Tribe in Thermal, are both in the development stage. Successful development and, ultimately, sustaining profitable operations is dependent upon future events, including appropriate regulatory approvals and adequate market demand. These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal, and consulting.

         SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED JUNE 30,

                  2000                         Delaware          Oregon          Michigan        California
                                            ------------      -----------       -----------      ----------
         Revenues                            $ 3,822,672      $   588,504       $        --      $      --
         Income (loss) from operations         1,221,509          581,916          (211,550)       (30,382)
         Net income (loss)                   $ 1,221,509      $   581,916       $  (211,550)     $ (30,382)

                  1999                         Delaware          Oregon          Michigan        California
                                            ------------      -----------       -----------      ----------
         Revenues                            $ 2,946,316      $   579,727       $        --      $      --
         Income (loss) from operations         1,366,190          562,912           (54,127)       (26,003)
         Net income (loss)                   $ 1,366,190      $   562,912       $   (54,127)     $ (26,003)

          SUMMARY INFORMATION FOR THE SIX MONTH PERIODS ENDED JUNE 30,

                  2000                         Delaware          Oregon          Michigan        California
                                            ------------      -----------       -----------      ----------
         Revenues                            $ 6,965,199      $ 1,144,376       $        --      $      --
         Income (loss) from operations         2,396,838        1,137,787          (471,148)       (44,038)
         Net income (loss)                   $ 2,396,838      $ 1,137,787       $  (471,148)     $ (44,038)

                  1999                         Delaware          Oregon          Michigan        California
                                            ------------      -----------       -----------      ----------

         Revenues                            $ 5,966,546      $ 1,123,739       $        --      $      --
         Income (loss) from operations         2,565,499        1,091,759           (90,265)       (40,076)
         Cumulative effect of change
           in accounting principle                (9,157)        (137,351)       (1,260,818)      (240,765)
         Net income (loss)                   $ 2,556,342      $   954,408       $(1,351,083)     $(280,841)

         These joint venture entities are treated as partnerships for tax purposes and consequently, no tax provision / benefit is recognized at the venture level.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Results of Operations

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

         Joint Ventures. Joint Venture income decreased $62,838, or 6.5% for the three month period and $61,316 or 3.4% for the six month period as compared to the same periods in 1999. These decreases are primarily due to legal costs incurred in Delaware which offset improved operating results in Oregon. Pre-opening costs were significantly higher as the Company continues development of the Michigan and California opportunities.

         Oregon Joint Venture. The Company's share of operating income from the Oregon joint venture was $290,958, an increase of 4.2% for the three month period, and $568,894, an increase of 2.3% for the six month period. These increases were achieved despite the reduction in the venture's fee structure from 13% of revenue to 12% in accordance with the management agreement. The continued growth in the market contributed to revenue increases at the facility that more than offset the fee percentage reduction.

         Delaware Joint Venture. The Company's share of income from the Delaware joint venture was $610,755 a decrease of $72,340, for the three month period, and $1,198,419, a decrease of $84,330 for the six month period. On May 11, 2000 the Company opened the expansion of the Harrington facility. The decreased fees for the second quarter are primarily due to the expansion opening costs offsetting increased revenues. Also, during the second quarter, the joint venture agreed to share the costs incurred to settle an employment related lawsuit.

         California and Michigan Joint Ventures. The Company's share of pre-opening costs from the California and Michigan joint ventures increased by $80,901 and $192,423 for the three and six month periods ended June 30, 2000. The majority of these increases were due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek. These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act. These joint venture companies are still in the development stage and do not have operating revenues.

         General and Administrative Expenses. General and administrative expenses decreased by $13,268 and $141,493 for the respective three and six month periods ended June 30, 2000. These decreases are primarily due to reduced legal expenses associated with the Company's efforts to develop the Biloxi, Mississippi project.

         Interest Expense. Interest expense increased by $24,832 and $40,447 for the three and six month periods, respectively, primarily due to an increase in outstanding indebtedness under the bank line, coupled with an increase in interest rates.

         Interest and Other Income. Interest and other income was comparable in the three month period and decreased by $12,221 in the six month period primarily due to a reduction in invested cash balances.

         Income Tax Provision. Income tax expense increased by $46,941 and $69,446 for the respective three and six month periods primarily due to a change in deferred tax balances. The effective tax rate reflects a combination of state taxes on the joint venture earnings combined with the tax effect of non-deductible amortization expenses. For federal tax purposes the Company has net operating loss carryforwards of approximately $4,100,000 which may be carried forward to offset future taxable income. The loss carryforwards expire in 2009 through 2019. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

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

         Quantitative Disclosure About Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. The Company has not invested in derivative based financial instruments.

         Liquidity and Capital Resources

         At June 30, 2000, the Company had cash and cash equivalents of $242,906. For the six months ended June 30, 2000, cash of $175,499 was provided by operating activities, as compared to $393,590 in the prior year period. The decline is primarily due to the reduction in earnings. Net cash used in investing activities was $121,393, primarily for options and deposits related to the Biloxi project as well as joint venture activities in Michigan. In the prior year period, $1,141,259 was used in investing activities, again primarily for Biloxi. Financing activities used $250,000 during the current year period for the repayment of bank borrowings. During the comparable prior period, a temporary draw on the line of credit was also repaid. As a result of the above factors, there was a net decrease in cash and cash equivalents of $195,894 during the first six months of 2000.

         The Michigan joint venture, as part of its management agreement with the tribe, has advanced funds for tribal operations and the construction of a tribal community center. The increase in notes receivable - joint venture is primarily attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribe's gaming enterprise.

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

         The Company has a $2 million line of credit with Coast Community bank in Mississippi. The line bears interest at prime plus 1/2%, with interest payable monthly. Any outstanding principal is due at maturity in February 2001. At June 30, 2000, there was $500,000 outstanding at a rate of 9.75%.

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

         As of June 30, 2000, Full House had cumulative undeclared and unpaid dividends in the amount of $1,680,000 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the Allen E. Paulson vs. Jefferies & Company litigation, which includes a Third Party Complaint against the Company, we filed a Motion to Dismiss on May 31, 2000. On July 27, 2000, the court issued an order denying our motion. The Company is in the process of preparing its Answer and Counterclaims, which must be filed with the court by August 24, 2000.

Item 3.  Defaults upon Senior Securities

         As of June 30, 2000, cumulative dividends were $1,680,000, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on June 1, 2000. A total of 9,941,658 shares (90%) were represented by proxy or in person, and cast their votes of the following matters:

                  Election of Directors:                FOR              AGAINST
                     James C. Gilstrap               9,907,108            34,550
                     Gregg R. Giuffria               9,907,108            34,550
                     Lee A. Iacocca                  9,907,108            34,550
                     William P. McComas              9,907,108            34,550
                     Ronald K. Richey                9,907,108            34,550

         Ratification of Deloitte & Touche to serve as independent accountants for the current year:

                  FOR: 9,907,258       AGAINST: 6,000      ABSTAIN: 28,400

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

                                FULL HOUSE RESORTS, INC.

Date:  August 11, 2000

                                By: /S/ MICHAEL P. SHAUNNESSY
                                   ---------------------------------------------
                                   Michael P. Shaunnessy, Executive V.P.-Finance (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit                    Description
-------                    -----------
 27.1             Financial Data Schedule