Form 10QSB
period 2000-09-30
FULL HOUSE RESORTS INC
filed 2000-11-13
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO______________.

                                                     Commission File No. 0-20630
                                                                        --------

                            FULL HOUSE RESORTS, INC.
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            13-3391527
 --------------------------                              --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

        2300 W. Sahara Ave.
         Suite 450,  Box 23
        Las Vegas,  Nevada                                      89102
------------------------------------                         -----------
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

                               Yes [X]         No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2000, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                            FULL HOUSE RESORTS, INC.
                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----

PART I.  Financial Information

         Item 1. Unaudited Condensed Consolidated Financial Statements

                 Unaudited Condensed Consolidated Balance Sheets as of
                 September 30, 2000 and December 31, 1999                               3

                 Unaudited Condensed Consolidated Statements of Operations
                 for the three months ended September 30, 2000 and 1999                 4

                 Unaudited Condensed Consolidated Statements of Operations
                 for the nine months ended September 30, 2000 and 1999                  5

                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2000 and 1999                  6

                 Notes to Unaudited Condensed Consolidated Financial Statements         7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   10

PART II. Other Information                                                             13

         Signatures                                                                    13

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                          SEPTEMBER  30,            DECEMBER 31,
ASSETS                                                                         2000                     1999
                                                                          -------------            --------------
CURRENT ASSETS:
  Cash and cash equivalents                                               $   323,071               $   438,800
  Income tax refund receivable                                                     --                    34,057
  Prepaid expenses                                                            166,044                    87,590
                                                                          ------------             -------------
    Total current assets                                                      489,115                   560,447

LAND HELD FOR DEVELOPMENT                                                   4,621,670                 4,621,670
FIXTURES AND EQUIPMENT                                                         50,866                    69,413
GOODWILL - net                                                                506,280                   885,981
NOTE RECEIVABLE - JOINT VENTURE                                             1,035,726                   839,580
INVESTMENTS IN JOINT VENTURES                                               3,762,741                 3,672,175
DEFERRED TAX ASSET                                                            407,282                   614,083
DEPOSITS AND OTHER ASSETS                                                   2,776,344                 2,620,487
                                                                          ------------             -------------

TOTAL                                                                     $13,650,024             $  13,883,836
                                                                          ============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $    17,322             $      19,238
  Current portion of long-term debt                                         3,350,000                        --
  Payable to joint ventures                                                   120,285                    60,077
  Accrued expenses                                                            231,761                   190,332
                                                                          ------------             -------------
    Total current liabilities                                               3,686,368                   269,647
                                                                          ------------             -------------

LONG-TERM DEBT, net of current portion                                             --                 3,750,000
                                                                          ------------             -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, par value $.0001, 5,000,000
    shares authorized; 700,000 shares issued and outstanding;
    aggregate liquidation preference of $3,832,500 and $3,675,000                  70                        70
  Common stock, par value $.0001, 25,000,000 shares authorized;
    10,340,380 shares issued and outstanding                                    1,034                     1,034
  Additional paid in capital                                               17,416,029                17,374,449
  Accumulated deficit                                                      (7,486,477)               (7,511,364)
                                                                          ------------             -------------
    Total stockholders' equity                                              9,930,656                 9,864,189
                                                                          ------------             -------------
TOTAL                                                                     $13,650,024              $ 13,883,836
                                                                          ============             =============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                          SEPTEMBER  30,
                                                                                     2000                1999
                                                                               --------------        -------------
OPERATING REVENUES:
  Joint ventures                                                               $   1,132,115          $   955,684

OPERATING COSTS AND EXPENSES:
  Joint venture pre-opening costs                                                    255,188               92,139
  General and administrative                                                         464,314              539,567
  Depreciation and amortization                                                      132,634              132,687
                                                                               --------------        -------------
           Total operating costs and expenses                                        852,136              764,393
                                                                               --------------        -------------
INCOME FROM OPERATIONS                                                               279,979              191,291

Interest expense and debt issue costs                                                (84,257)             (62,371)
Interest and other income                                                              2,460              265,085
                                                                               --------------        -------------

INCOME BEFORE INCOME TAXES                                                           198,182              394,005

INCOME TAX PROVISION                                                                (137,989)             (60,891)
                                                                               --------------        -------------

NET INCOME                                                                            60,193              333,114

Less, undeclared dividends on cumulative preferred stock                              52,500               52,500
                                                                               --------------        -------------

NET INCOME APPLICABLE TO COMMON SHARES                                          $      7,639          $   280,614
                                                                               ==============        =============


NET INCOME PER COMMON SHARE, Basic and Diluted                                  $       0.00         $       0.03
                                                                               ==============        =============


Weighted average shares, Basic and Diluted                                        10,340,380           10,340,380
                                                                               ==============        =============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2000                 1999
                                                                               --------------        -------------
OPERATING REVENUES:
  Joint ventures                                                               $   2,899,428         $  2,784,249


OPERATING COSTS AND EXPENSES:
  Joint venture pre-opening costs                                                    512,781              157,245
  General and administrative                                                       1,389,301            1,606,047
  Depreciation and amortization                                                      398,249              395,339
                                                                               --------------        -------------
           Total operating costs and expenses                                      2,300,331            2,158,631
                                                                               --------------        -------------
INCOME FROM OPERATIONS                                                               599,097              625,618

Interest expense and debt issue costs                                               (249,563)            (187,230)
Interest and other income                                                              8,364              283,210
                                                                               --------------        -------------

INCOME BEFORE INCOMES TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                         357,898              721,598

INCOME TAX PROVISION                                                                (333,011)            (186,467)
                                                                               --------------        -------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                                           24,887              535,131

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                                        --             (543,870)
                                                                               --------------        -------------

NET INCOME (LOSS)                                                                     24,887               (8,739)

Less, undeclared dividends on cumulative preferred stock                             157,500              157,500
                                                                               --------------        -------------

NET LOSS APPLICABLE TO COMMON SHARES                                           $    (132,613)        $   (166,239)
                                                                               ==============        =============
Income (loss) per common share before cumulative effect of change in
accounting principle, Basic and Diluted                                        $       (0.01)        $       0.04
Change in accounting principle, Basic and Diluted                                         --                (0.05)
                                                                               --------------        -------------
NET LOSS PER COMMON SHARE, Basic and Diluted                                   $       (0.01)        $      (0.01)
                                                                               ==============        =============

Weighted average shares; Basic and Diluted                                        10,340,380           10,340,380
                                                                               ==============        =============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------
                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2000                 1999
                                                                               --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $      24,887          $    (8,739)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                   398,249              395,339
     Amortization of deferred compensation expense                                    41,580              117,288
     Cumulative effect of change in accounting principle, net of tax                      --              543,870
     Equity in income of joint ventures                                           (2,386,647)          (2,627,004)
     Distributions from joint ventures                                             2,296,079            2,549,285
Changes in assets and liabilities:
     Receivables                                                                      34,057               35,871
     Prepaid expenses                                                                (78,454)             (30,173)
     Other assets                                                                    (80,857)            (442,661)
     Deferred taxes                                                                  206,801                   --
     Accounts payable and accrued expenses                                            39,514               58,065
                                                                               --------------        -------------

        Net cash provided by operating activities                                    495,209              591,141
                                                                               --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                     --              (42,037)
  Deposits on purchase options                                                       (75,000)          (1,125,000)
  Change in receivables from joint ventures                                         (135,938)              20,398
                                                                               --------------        -------------

        Net cash used in investing activities                                       (210,938)          (1,146,639)
                                                                               --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                                            --            1,000,000
  Repayment of debt                                                                 (400,000)          (1,000,000)
                                                                               --------------        -------------

        Net cash used in financing activities                                       (400,000)                  --
                                                                               --------------        -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (115,729)            (555,498)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       438,800            1,092,178
                                                                               --------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     323,071          $   563,680
                                                                               ==============        =============

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

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No, 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's consolidated financial statements.

3.       SEGMENT INFORMATION

         The Company has two primary business segments. The Joint Venture segment includes the ventures with GTECH Corporation ("GTECH"), and the Corporate segment reflects the administrative and development expenses of the Company's other business.

       SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                  2000                               Joint
                                                   Ventures               Corporate          Consolidated
                                                --------------          -------------        ------------
         Revenues                                 $ 1,132,115            $        --          $1,132,115
         Pre-opening costs                            255,188                     --             255,188
         Income (loss) from operations                735,360               (455,381)            279,979
         Net income (loss)                        $   525,535            $  (465,342)         $   60,193

                  1999                               Joint
                                                   Ventures               Corporate          Consolidated
                                                --------------          -------------        ------------
         Revenues                                 $   955,684            $        --          $  955,684
         Pre-opening costs                             92,139                     --              92,139
         Income (loss) from operations                736,978               (545,687)            191,291
         Net income (loss)                        $   614,607            $  (281,493)         $  333,114

       SUMMARY INFORMATION FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

                  2000                               Joint
                                                   Ventures               Corporate          Consolidated
                                                --------------          -------------        ------------
         Revenues                                 $ 2,899,428            $         --         $2,899,428
         Pre-opening costs                            512,781                      --            512,781
         Income (loss) from operations              1,961,946              (1,362,849)           599,097
         Net income (loss)                        $ 1,423,599            $ (1,398,712)        $   24,887

                  1999                               Joint
                                                   Ventures               Corporate          Consolidated
                                                --------------          -------------        ------------
         Revenues                                 $ 2,784,249           $          --         $2,784,249
         Pre-opening costs                            157,245                      --            157,245
         Income (loss) from operations              2,427,303              (1,621,685)           625,618
         Net income (loss) before cumulative
           effect of change in accounting
           principle                                1,884,636              (1,349,505)           535,131
         Accounting change, net                      (543,870)                     --           (543,870)
         Net income (loss)                        $ 1,340,766            $ (1,349,505)           $(8,739)

4.       JOINT VENTURE INVESTMENTS

         The Company has four joint ventures with GTECH. The Delaware venture manages a slot operation at Harrington Raceway in Harrington. The Oregon venture developed the Mill Casino in North Bend for the Coquille Indian Tribe. The Michigan venture, which has a management agreement with a Tribe in Battle Creek, and the California venture, which has an agreement with a Tribe in Thermal are both still in the development stage. Successful development and, ultimately, sustaining profitable operations is dependent upon future events, including appropriate regulatory approvals and adequate market demand. These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal, and consulting.

       SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

                  2000                         Delaware          Oregon          Michigan        California
                                            ------------      ----------        ----------       ----------
         Revenues                           $ 4,376,355       $  655,602        $        --       $      --
         Income (loss) from operations        1,612,829          651,402           (465,159)        (45,218)
         Net income (loss)                  $ 1,612,829       $  651,402        $  (465,159)      $ (45,218)


                  1999                          Delaware        Oregon           Michigan        California
                                            ------------      ----------        ----------       ----------
         Revenues                           $ 3,218,788       $  650,846        $        --       $      --
         Income (loss) from operations        1,271,218          640,148           (188,458)          4,180
         Net income (loss)                  $ 1,271,218          640,148        $  (188,458)      $   4,180

       SUMMARY INFORMATION FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

                  2000                         Delaware          Oregon          Michigan        California
                                            ------------      ----------        ----------       ----------
         Revenues                           $11,341,554       $1,799,978        $        --      $       --
         Income (loss) from operations        4,009,667        1,789,189           (936,307)        (89,256)
         Net income (loss)                  $ 4,009,667       $1,789,189        $  (936,307)     $  (89,256)

                  1999                          Delaware        Oregon           Michigan        California
                                            ------------      ----------        ----------       ----------
         Revenues                           $ 9,185,334       $1,774,225        $        --      $       --
         Income (loss) from operations        3,836,590        1,731,907           (278,598)        (35,892)
         Cumulative effect of change
           in accounting principle               (9,157)        (137,351)        (1,260,818)       (240,765)
         Net income (loss)                  $ 3,827,433       $1,594,556        $(1,539,416)     $ (276,657)


         These joint venture entities are treated as partnerships for tax purposes and consequently, no tax provision / benefit is recognized at the venture level.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999.

         Joint Ventures Income. Joint Venture income increased $176,431, or 18.5% for the three month period and $115,179 or 4.1% for the nine month period as compared to the same periods in 1999. These increases are primarily due to the opening of an expansion at Midway Slots in Delaware.

         Oregon Joint Venture. The Company's share of income, before the cumulative effect of the change in accounting principle, from the Oregon joint venture was $325,701, an increase of 1.8% for the three month period, and $894,595, an increase of 3.3% for the nine month period. These increases were achieved despite a reduction in the venture's fee structure from 13% of revenue to 12%, in accordance with the management agreement. The continued growth in the market, along with the opening of a small hotel, contributed to revenue increases at the facility that more than offset the fee percentage reduction.

         Delaware Joint Venture. The Company's share of income, before the cumulative effect of the change in accounting principle, from the Delaware joint venture was $806,414, an increase of 26.9%, for the three month period, and $2,004,833, an increase of 4.5% for the nine month period. The increase for the quarter was driven by the expansion of gaming capacity from 742 units to 1,150 units. The resulting revenue and operating income increases translated into higher management fees for the venture. For the nine month period, the current quarter increase more than offset the declines of the earlier part of the year which were primarily caused by inclement weather, expansion expenses, and legal costs.

         California and Michigan Joint Ventures. The Company's share of pre-opening costs from the California and Michigan joint ventures increased by $163,049 and $355,536 for the respective three and nine month periods ended September 30, 2000. The majority of these increases was due to increased activities related to the Huron Potawatomi Tribe in Battle Creek, primarily for land options, payroll, legal, licensing and other expenses in connection with assisting the Tribe in obtaining suitable land for its gaming facility, and applying for the necessary licenses and approvals. The California venture has also incurred higher costs this year as the parties worked toward Congressional approval of a land settlement agreement and began efforts to obtain a gaming compact. These joint venture companies are still in the development stage and do not have operating revenues.

         General and Administrative Expenses. General and administrative expenses decreased by $75,253 and $216,746 for the respective three and nine month periods ended September 30, 2000. These decreases are primarily due to decreased legal and professional fees associated with the Company's efforts to develop the Biloxi, Mississippi project.

         Interest Expense. Interest expense increased by $21,886 and $62,333 for the three and nine month periods, respectively, due to an increase in outstanding indebtedness, coupled with an increase in interest rates.

         Interest and Other Income. The significant decrease in interest and other income for the three and nine month periods is primarily due to proceeds received during the third quarter of 1999 from the settlement of outstanding litigation in connection with the Company's land in Mississippi.

         Income Tax Provision. Income tax expense increased by $77,098 and $146,544 for the respective three and nine month periods primarily due to changes in deferred tax balances. The effective tax rate reflects a combination of state taxes on joint venture earnings and the tax effect off non-deductible amortization expenses. For federal tax purposes the Company has net operating loss carryforwards of approximately $4,100,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2009 through 2019. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

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

         Quantitative And Qualitative Disclosure About Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. The Company has not invested in derivative based financial instruments.

         Liquidity and Capital Resources

         At September 30, 2000, the Company had cash and cash equivalents of $323,071. For the nine months ended September 30, 2000, cash of $495,209 was provided by operating activities, as compared to $591,141 in the prior year period. The decline is primarily due to the non recurring litigation settlement received in 1999. Net cash used in investing activities was $210,938, primarily for purchase option deposits related to the Biloxi project, and advances to the joint ventures. In the prior year period, investing activities used $1,146,639 primarily for purchase option deposits related to the Biloxi project. Financing activities used $400,000 during the current year period for repayment of bank borrowings, while during the prior year period a temporary draw on the line of credit was also repaid As a result of these factors, there was a net decrease in cash and cash equivalents of $115,729 during the nine months ended September 30, 2000.

         The current portion of long term debt represents the $3,000,000 balance on the GTECH note as well as $350,000 due under the bank line of credit. The Company expects to repay the bank line in full prior to year-end with cash from operations. We have also begun discussions concerning the refinancing or extension of the GTECH note and expect a favorable resolution.

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

         The Company has a $2 million line of credit with Coast Community Bank in Mississippi. The line bears interest at prime plus 1/2%, with interest payable monthly. Any outstanding principal is due at maturity in February 2001. At September 30, 2000, there was $350,000 outstanding at a rate of 9.75%.

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

         As of September 30, 2000, Full House had cumulative undeclared and unpaid dividends in the amount of $1,732,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

         This report contains certain forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties discussed in this report and in our other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the Allen E. Paulson vs. Jefferies & Company litigation, (more fully described in the 10-QSB for the period ended March 30, 2000), which includes a Third Party Complaint filed by Jefferies against the Company on the basis of actions taken by Mr. Paulson, we filed our Answer and Counterclaims with the court on August 24, 2000, denying all claims. We also filed claims against Mr. Paulson for indemnification in the Jeffries litigation, among other claims.

Item 3.  Defaults upon Senior Securities

         As of September 30, 2000, cumulative dividends were $1,732,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

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

                                  FULL HOUSE RESORTS, INC.

Date:  November 11, 2000

                                  By /s/  MICHAEL P. SHAUNNESSY
                                    --------------------------------------------
                                  Michael P. Shaunnessy, Executive V.P.- Finance (Principal Accounting and Financial Officer)

                                  EXHIBIT INDEX

Exhibit                  Description
-------                  -----------

 27.1              Financial Data Schedule