Form 10KSB
period 2000-12-31
FULL HOUSE RESORTS INC
filed 2001-04-02
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended: December 31, 2000

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

                                 (702) 221-7800
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

            None                                            None
            ----                                            ----
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $3,923,329.

         The aggregate market value of registrant's voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 19, 2001 was:
$3,611,004.

         The number of shares outstanding of registrant's $.0001 par value common stock, as of March 19, 2001,was 10,340,380 shares.

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

         In 1994, we entered into a Merger Agreement with LAI and Omega (30% owned by William P. McComas, a director and stockholder of Full House) whereby these entities were to merge with one of our subsidiaries. In exchange, the entities were to receive 1,750,000 shares of our common stock and our note for $375,000 bearing interest at the "prime rate" of Bank of America, N.A. and due on demand, but in no event prior to August 31, 1996. Although Full House also entered into a Purchase Agreement with Mr. McComas on the same date to purchase a portion of the assets originally included in the May 1994 letter of intent in exchange for a $625,000 note from Full House, this portion of the transaction was not consummated and the note was not issued.

         The transaction was completed in 1995. As a result, we obtained a 100% interest in the agreements with the Organized Tribes and the Nottawaseppi Huron Band of Potawatomi, and a 100% interest in the agreements with the Torres Martinez Desert Cahuilla Indians and the Delaware State Fair. The shareholders of Omega received an aggregate of 500,000 shares of our common stock and our promissory note in the principal amount of $375,000. William P. McComas received the note and the other stockholder of Omega received the shares in exchange for their interests as shareholders of Omega. The promissory note was paid in full in 1998.

         Our executive offices are located at 2300 West Sahara Avenue, Suite 450
- Box 23, Las Vegas, Nevada 89102, telephone (702) 221-7800.

         GTECH RELATIONSHIP

         In April 1995, we entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue gaming opportunities. Excluded from these agreements was the Deadwood Gulch Resort, which we then owned. Pursuant to the agreements, joint venture companies equally owned by Dreamport, Inc., the gaming and entertainment subsidiary of GTECH, and Full House were formed. We contributed our rights (as described below) to the North Bend, Oregon facility and our rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.

         In payment for its interest in the joint venture companies, GTECH contributed cash and other intangible assets to the companies and committed to loan the joint venture companies up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. We agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and at December 31, 2000 had guaranteed to GTECH one-half of a loan to the Oregon Tribe with a balance of $2 million. The Delaware venture loan was paid in full during February 1998. GTECH also agreed to make loans to us for our portion of the financing of projects if we were unable to otherwise obtain financing. GTECH provided project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture companies. GTECH has also loaned us $3.0 million, with interest payable monthly at prime, and the principal balance originally due in January 2001. Although the loan was convertible into 600,000 shares of our common stock, the loan conversion clause expired without exercise. As part of the GTECH relationship, Allen E. Paulson, William P. McComas and Lee Iacocca granted to GTECH an option, which expired on December 29, 2000, to purchase their shares should they propose to transfer the same. In March 1997, we modified our agreement with GTECH to no longer require each party to present prospective business opportunities to the other.

         GTECH Acquisition

         On March 30, 2001, we acquired GTECH's 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, owner of an agreement continuing through August 2002 with the Coquille Tribe, which conducts gaming at The Mill Casino in North Bend, Oregon; Gaming Entertainment (Michigan), LLC, owner of a management agreement with the Nottawaseppi Huron Band of Potawatomi to develop and manage a gaming facility near Battle Creek, Michigan; and Gaming Entertainment (California), LLC, owner of a management agreement with the Torres Martinez Band of Desert Cahuilla Indians to manage a gaming facility near Palm Springs, California. The purchase price was $1.8 million, and was funded through the our existing credit facility.

         This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware. This joint venture continues to be equally owned by us and GTECH.

         As part of this transaction, GTECH has extended the due date of our $3.0 million promissory note until January 25, 2002, with interest at prime. Also, as part of this transaction, GTECH is no longer required to provide the necessary financing for the two development projects (Michigan and California). Since Full House does not have the financial resources to fund these projects alone, we are actively pursuing alternative means of financing these developments. No assurance can be given that satisfactory financing will be available.

         Set forth below is a brief description of each of the gaming opportunities that were transferred to the joint venture companies.

         The Mill Casino-North Bend, Oregon

         On May 19, 1995, the first phase of the facility known as the "Mill" was opened with 250 video lottery terminals, nine blackjack tables, three poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon (as of December 31, 2000, there were approximately 350 video lottery terminals, 10 blackjack tables and nine poker tables). A Full House - Dreamport joint venture entity leases approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian

Tribe on which the Mill is located and subleases a portion of the land on which the casino is located back to the same entity. The sublease expires in 2002.

         The joint venture modified its agreement with the Coquille Indian Tribe on July 19, 1995 reducing the obligations of the joint venture company to provide financing to $10.4 million, extending the date when repayments began and modifying the method of computing participating rents and loan repayments. Lease and debt payments commenced on August 19, 1995 and September 19, 1995, respectively. In October 1996, the Tribe secured a new $17.5 million loan to refinance certain outstanding indebtedness, finance the acquisition of gaming equipment and finance certain improvements to the gaming facility. The joint venture company was repaid 100% of its original development loan from the refinancing. GTECH Corporation purchased a $2.0 million participation in that new loan, half of which is guaranteed by us. As part of the loan, the joint venture company subordinated its rights to receive a percentage of gross gaming revenues. As rental under the sublease to the Tribal entity, from October 8, 1996 through October 7, 1999, the joint venture company received 13% of gross gaming revenue. The monthly percentage rental was reduced to 12% from October 8, 1999 until October 8, 2000 when it reduced to 11% until October 8, 2001. Thereafter, it will be 10% of gross gaming revenue. No Annual Percentage Rental will be paid after August 19, 2002; but if gross gaming revenue for any twelve-month period exceeds $20,000,000, 10% of amounts in excess of such threshold will be paid as rent under the sublease.

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

         The Mill Casino is one of several Indian casinos presently operating in Oregon. The closest competing casino is located approximately 90 miles from North Bend and operates approximately 700 devices, a card room, bingo and keno. Two other facilities, which are 140 and 160 miles from North Bend, are located closer to Portland, Oregon.

         Midway Slots and Simulcast-Harrington, Delaware

         On August 20, 1996 Midway Slots and Simulcast, owned by Harrington Raceway, Inc., was opened. The original 35,000 square foot facility located near Dover, Delaware, was developed, financed and is managed by a Full House-Dreamport joint venture company. The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility pursuant to a 15-year contract. The facility opened with 500 gaming devices, a simulcast parlor and a small buffet.

         During 1998, the 150-seat simulcast parlor was moved to the Harrington Raceway Grandstand, the food and beverage operation in the Grandstand was improved and expanded, and additional gaming devices were added to the facility bringing the total to 742. Harrington Raceway, Inc. secured a bank loan to pay for these and other improvements and pay off the development loan from the joint venture company.

         In May 2000, the facility was expanded by an additional 35,000 square feet, which allowed for the addition of 400 gaming devices, the expansion of the food service offerings to include a 450-seat buffet and a 50-seat diner, and an entertainment lounge area. The total cost of approximately $6.5 million was funded by the owner.

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

         Under the 15-year management agreement with the joint venture company, the venture receives a percentage of Gross Revenues and Operating Profits, as defined in the agreements. The joint venture company modified its management fee structure for revenues and operating profits in excess of defined amounts, in recognition of the owner providing complete financing for the May 2000 expansion.

         Nottawaseppi Huron Band of Potawatomi-Battle Creek, Michigan

         We entered into a series of agreements in January 1995 with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to develop gaming and non-gaming commercial opportunities for the Tribe and to construct and manage gaming facilities. The Tribe's state reservation lands are located in Southcentral Michigan. If developed, the facility will target the Ft. Wayne, Indiana and Lansing and Detroit, Michigan metropolitan areas. In December 1999, the Tribe applied to have its existing State reservation land as well as additional land in its ancestral territory taken into trust by the Bureau of Indian Affairs. A Full House-Dreamport joint venture company has the exclusive right to provide financing and casino management expertise to the Tribe in exchange for a defined percentage of net profits and certain other considerations from any future gaming or related activities of the Tribe. A third party will be paid a royalty fee in lieu of its original 15% ownership interest in earlier contracts with the Tribe.

         The Huron Potawatomi achieved final federal recognition as a tribe in April 1996, and obtained a Gaming Compact from Michigan's governor early in 1997, to operate an unlimited number of electronic gaming devices as well as roulette, Keno, dice and banking card games. The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes. A suit was filed in 1999 by "Taxpayers of Michigan Against Casinos" in Ingham County Circuit Court challenging the constitutionality of the approval process of these gaming compacts. On January 18, 2000, Judge Peter D. Houk issued a ruling that the compacts must be approved by a legislative bill rather than by resolution. The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000. The joint venture company, as an intervening defendant, joined in the appeal filing.

         We and the Tribe have continued to move forward with casino development plans while working towards a favorable resolution of the current litigation. The management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission ("NIGC") in December 1999. The parties have identified a suitable parcel of land for the gaming enterprise, which is under option, and have submitted a Fee to Trust application to the Bureau of Indian Affairs ("BIA").

         In December 2000, we received comments from the NIGC on the management agreements and are currently working with the Tribe to incorporate the necessary revisions. We have also received comments from the BIA concerning the Fee-to-Trust application. These comments are also being addressed.

         On November 5, 1996, Michigan voters approved licenses for three gaming facilities within the City of Detroit, approximately 100 miles from the Battle Creek area. Two temporary facilities began operations in 1999, and the third opened in 2000. We do not believe that operation of three gaming facilities in Detroit will have a material adverse impact on the proposed Huron Potawatomi casino.

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

         During 1996, the Tribe reached a settlement in its litigation with the Department of Justice and two water districts, pursuant to which the Tribe will be paid $14.0 million in compensation, and will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land which was flooded by the rising level of the Salton Sea. That settlement, which required legislative enactment, was approved by the
U. S. House of Representatives and the Senate in December 2000.

         On March 6, 1998, California Governor Pete Wilson announced that he had reached an agreement on a compact for gaming, which was intended to be the standard for gaming compacts with all Indian tribes in California. In November 1998, California voters passed the "Tribal Government Gaming and Economic Self-Sufficiency Act of 1998" (the "Act"). The Act's constitutionality was challenged and the California Superior Court upheld the challenge. On March 7, 2000, the voters approved a ballot measure to amend the constitution, which enabled the compacted tribes to pursue gaming under the provisions of the compacts.

         We and the Tribe are currently exploring the best manner in which to optimize the gaming enterprise alternatives both short and long term. Compact negotiations are continuing on the Tribe's behalf, and we are currently evaluating, with the Tribe, appropriate land acquisitions as provided for in the land settlement agreement. Under the agreement, the Tribe may acquire land in a specifically defined area (generally in the Palm Springs, California area) for purposes of conducting a gaming enterprise.

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

         We and Allen Paulson (a principal stockholder) formed a limited liability company, equally owned, for the purpose of owning and developing the proposed resort. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, Mississippi) and we agreed to contribute our rights to various agreements with Hard Rock Cafe International ("Hard Rock").

         In November 1998, we executed a series of agreements with Hard Rock related to the proposed development project in Biloxi, Mississippi. The agreements allow us the right to develop and operate a Hard Rock Casino in Biloxi. We agreed to pay a territory fee of $2,000,000, which has been paid. We were to pay an annual licensing fee of 5% of net gaming revenue plus 5% of hotel revenue upon opening the casino. Hard Rock was to be a partner with us in a Management and Development Agreement for an ongoing management fee. In February 1999, we entered into various option agreements with several owners of the adjacent properties needed for our project. We also began discussions with investment bankers concerning the financing for the project, and began preparing our offering materials. During those discussions it became apparent that the expected capital market requirements for the project financing were not acceptable to either Hard Rock or us.

         We jointly agreed to terminate the Management and Development Agreement which relieves Hard Rock of its obligation to co-manage the facility. This allows us to seek an equity partner to fill that role. Additionally, the parties amended certain portions of the Licensing Agreement to reduce the ongoing annual licensing fee to a flat $2,500,000 plus 3% of hotel revenue. Concurrent with the negotiations to amend the agreements, we entered into discussions with potential equity partners. Our substantive discussions with potential partners ended in November 1999 without a definitive agreement. At that time we were faced with expiring, but extendible, purchase options and deposits. After analyzing the costs and risks of those options, we elected not to spend the necessary $600,000 for an additional 90 day extension, since there was no reasonable likelihood of completing the transaction by the extended expiration date. As a result, the options expired and the deposits were forfeited, resulting in a write-off of $1,350,000. In addition, the costs incurred for preparing the draft offering documents were also expensed.

         Although we no longer have agreements in place to control the development site, our communications with the various landowners continue. We are actively pursuing an equity partner to assist in the development and management of the project. The Hard Rock-Biloxi, as currently envisioned, is expected to cost between $250 and $300 million. No assurance can be given that the necessary financing will be available upon acceptable terms.

         We have completed a review of our Biloxi project's proposed cost and ownership structure in an effort to make this opportunity more attractive to potential investors. We have also recently been approached by third parties inquiring about our willingness to either sell our interest in this project, or take a minority equity position in its development. We will evaluate, and solicit, alternatives for the project.

         In connection with the parcel of land that we acquired in Mississippi, we also obtained rights to some outstanding litigation concerning back rents due from a former lessee. In September 1999, that litigation was concluded and we received proceeds of $262,767.

         In July 2000, Allen E. Paulson, our largest shareholder and a former Director and Chairman of Full House, passed away. Mr. Paulson's holdings, approximately 3.1 million shares, or 31% of the outstanding shares, are now held by the Allen E. Paulson Living Trust and Estate. Our agreement with Mr. Paulson to develop the Hard Rock- Biloxi project is also held by the estate.

         The co-executors of the estate are Michael Paulson, Mr. Paulson's son, and Edward White, Mr. Paulson's long time financial advisor. The estate is currently evaluating Mr. Paulson's vast holdings and has not informed us of any definitive plans that might affect our Company.

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

         EMPLOYEES

         As of March 19, 2001, we and our subsidiaries had five full time employees, three of whom are our executive officers. Our joint venture operations have approximately 380 full time employees, and management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

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

3.       Legal Proceedings.

         In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court. In April 1998, the Appeals

Court affirmed the dismissal of all counts against all parties, excepting Lone Star's claim against the Company for breach of contract, which it remanded to the trial court for additional hearing. In January 2000, LS Capital, successor entity to Lone Star Casino Corporation, announced that it had retained counsel to pursue the two remaining claims it had alleged against the Company which were not already dismissed by the Mississippi appellate courts. In April 2000, the trial judge dismissed both those counts for Lone Star's failure to prosecute its claims for nearly twenty months after their remand from the Court of Appeals. Lone Star appealed that ruling, briefing has been completed and we anticipate that a decision will be rendered in the next several months.

         Allen E. Paulson, one of our major stockholders and a former Chief Executive Officer and Board Chairman, sued Jefferies & Co., Inc. and Morgans Waterfall, et al, in the Federal Court for the Central District of California Western Division, for various claims arising from his individual attempt to purchase Riviera Holdings Corp. and other gaming properties during 1996-1997. On May 5, 2000, Jefferies filed counterclaims in that lawsuit against Mr. Paulson and companies owned by him individually, as well as a Third party Complaint against us. Jefferies alleges that Full House is responsible to it for the payment of fees and expenses, which it claims it is owed as a result of several engagement letters it executed with Mr. Paulson. Mr. Paulson's signature line does not reflect that he executed any of these engagement letters on behalf of Full House, but Jefferies claims that his individual signature also bound his "affiliates". Full House vigorously contests any liabilities whatsoever to Jefferies, and moved for dismissal of Jefferies' claim on the grounds its assertions were insufficient as a matter of law. On July 27, 2000, the court issued an order denying our motion. We filed our Answer and Counterclaims with the court on August 24, 2000. We also filed claims against Mr. Paulson for indemnification in the Jefferies litigation, among other claims. Discovery is continuing, and trial in the matter has been scheduled for mid-2002. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on our consolidated financial condition.

         In January 1999, we were advised that the Securities and Exchange Commission was conducting an inquiry into trading of our stock by our former President, Gregg R. Giuffria, for a period beginning prior to his association with Full House and continuing for a period after he became a consultant to Full House. The SEC has admonished that this inquiry is not to be construed as an indication that any violations of federal securities laws have occurred. We and Mr. Giuffria voluntarily provided all information requested, and are cooperating fully with the SEC in its investigation.

4.       Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

5.       Market for Common Equity And Related Stockholder Matters.

         (a)      Market Information

         Our Common Stock is listed on The Nasdaq SmallCap Market under the symbol FHRI. Set forth below are the high and low sales prices of the Common Stock as reported on the Nasdaq SmallCap Market System for the periods indicated.

                                                High              Low
                                                ----              ---
Year Ended December 31, 2000
----------------------------
First Quarter                                  $ 1.63            $ 1.25
Second Quarter                                   2.25              1.00
Third Quarter                                    1.88              1.06
Fourth Quarter                                   1.50              0.25

Year Ended December 31, 1999
----------------------------
First Quarter                                  $ 3.00            $ 2.00
Second Quarter                                   2.69              2.00
Third Quarter                                    2.31              1.13
Fourth Quarter                                   2.00              1.00

         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 19, 2001, the last sale price of the Common Stock as reported by the Nasdaq SmallCap Market was $0.75.

Nasdaq has notified us that we are not in compliance with Marketplace Rule 4310(c)(4), requiring that our common stock maintain a minimum bid price of $1.00. If we are unable to demonstrate compliance before April 17, 2001, Nasdaq will provide us written notification that our securities will be delisted.

         (b)      Holders

         As of March 19, 2001, we had approximately 132 holders of record of our common stock. We believe that there are over 1,500 beneficial owners.

         (c)      Dividends

         We have never paid dividends on our common stock or Preferred Stock since its inception. Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.

         Holders of our Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. We have has not declared or paid the accrued dividends on our Preferred Stock which were payable since issuance, totaling $1,785,000 and, accordingly, are in default in regard thereto.

         Since we are in default in declaring, setting apart for payment or paying dividends on the Preferred Stock, we are restricted from paying any dividend or making any other distribution or redeeming any stock ranking junior to the Preferred Stock.

         We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of debt and payment of preferred stock dividends and, accordingly, do not anticipate paying any cash dividends on our common stock in the reasonably foreseeable future.

6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Joint Venture Revenues. Joint venture revenues increased $318,857, or 8.8%, for the year ended December 31, 2000 as compared to 1999. This increase was due to the improved operating results from the Delaware and Oregon joint ventures.

         Delaware Joint Venture. Our share of operating income from the Delaware joint venture was $2,783,643 for the year ended December 31, 2000, which represented an increase of $308,440, or 12.5%, from 1999. This increase was primarily due to the May 2000 expansion of the facility, which increased the number of gaming units from 742 to 1,142.

         Oregon Joint Venture. Our share of operating income from the Oregon joint venture was $1,139,686 for the year ended December 31, 2000, which represented an increase of $14,996 from 1999. This increase was due to continued market growth, which offset the reduction in the development fee.

         Joint Venture Preopening Costs. Our share of costs from the development stage joint ventures in California and Michigan increased to $584,337 for the year ended December 31, 2000 as compared to $515,802 in 1999. This increase is primarily due to increased activity in Michigan.

         Michigan Joint Venture. During 2000, the joint venture incurred legal, consulting, payroll, and land costs associated with the planned development of a tribal casino in Battle Creek. Our share of these costs amounted to $509,488, compared to $474,336 during 1999. In December of 1998, the Michigan legislature ratified the tribal compact and as a result, the joint venture has significantly increased its active pursuit of this project.

         California Joint Venture. Our share of costs associated with the California project amounted to $74,849 for the year ended December 31, 2000 as compared to $41,466 in 1999. This increase was due to expenses associated with approval of the land settlement agreement.

         Development Costs. In 1999, we expensed development costs related to the Biloxi Project of $1,644,542. These costs were primarily for land deposits and options of $1,350,000, which expired and were either not renewed, or the available extensions were not exercised. Our negotiations with a potential joint venture partner broke off in November 1999, and as a result, we had no reasonable expectation of being able to consummate the land transaction prior to a later expiration of the available extension periods. We also expensed $294,542 in deferred legal and consulting fees that were primarily due to a postponed debt offering for the project.

         General and Administrative Expenses. General and administrative expenses decreased by $319,735, or 14.8% for the year ended December 31, 2000 as compared to 1999. This decrease is primarily due to reduced legal, professional and consulting costs related to the investigation, due diligence and pre-development of various ongoing expansion opportunities.

         Interest Expense and Debt Issue Costs. For the year ended December 31, 2000, interest expense and debt issue costs increased by $73,424 as compared to 1999. This increase is primarily due to increased borrowing on our credit line coupled with an increase in interest rates.

         Interest and Other Income. Interest and other income decreased by $279,291 for the year ended December 31, 2000. In 1999, we received proceeds of $262,767 from a litigation settlement in connection with the Company's land in Mississippi.

         Income Tax Expense. Income tax expense of $490,393 for the year ended December 31, 2000, primarily reflects state taxes due on joint venture revenues, coupled with the change in deferred taxes. At December 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $2,327,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2010 through 2019. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or our subsidiaries.

         Cumulative Effect of Change in Accounting Principle. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. During the first quarter of 1999, we expensed $824,045 of such costs that had been previously incurred by our joint venture investments, net of the related tax benefit of $280,175.

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

         Interest and Other Income. Interest and other income of $290,907 for the year ended December 31, 1999 is primarily due to proceeds of $262,767 from a litigation settlement in connection with the Company's land in Mississippi. In 1998, the Company realized a gain on the sale of DGR of $385,227, and also received a one time reimbursement of $85,532 from the former Chairman of the Board for costs associated with the gaming opportunities presented to the Company by him. Interest income on invested cash balances declined by $58,513 as a result of a decrease in cash.

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

         Cumulative Effect of Change in Accounting Principle. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred. During the first quarter of 1999, the Company expensed $824,045 of such costs that had been previously incurred by its joint venture investments, net of the related tax benefit of $280,175.

         Deadwood Gulch Resort. As a result of the sale of the resort in May 1998, there were no revenues or expenses for 1999. The operating loss from DGR was $345,769 for 1998 prior to its sale. The Company recognized a gain on the sale of DGR of $385,227 after considering the impairment reserve of $4,154,290.

         LIQUIDITY AND CAPITAL RESOURCES

         We held cash and cash equivalents of $455,143 as of December 31, 2000. Net cash provided by operating activities was $1,578,842 as compared to cash used in operating activities of $1,325,793 in the comparable prior year period. The significant change resulted from using $1,000,000 to pay the accrued Hard Rock territory fee and approximately $1,250,000 for expenses related to the Biloxi project during 1999, and no comparable uses in 2000. Net cash used in investing activities was $962,499 for funding expenses and land options for the Michigan joint venture. Net cash used in financing activities of $600,000 resulted from the repayment in the current year of borrowings in 1999 under our credit line.

         In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi. The line bears interest adjustable daily at one-half percent above prime and requires interest payments monthly on the outstanding balance with all principal and accrued interest due at maturity on February 25, 2002. At December 31, 2000, $150,000 was outstanding on the bank line.

         In November 1998, we executed a series of agreements with Hard Rock Cafe International related to its proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company agreed to pay a $2,000,000 territory fee with $1,000,000 paid in 1998, and the second $1,000,000 due March 31, 1999. The parties amended those agreements extending the due date of the second installment to December 15, 1999. The Company used cash on hand and a $750,000 draw on the bank line to make that payment.

         In September 1998, Full House and Allen Paulson formed a limited liability company, equally owned, for the purpose of developing a themed casino resort in Biloxi, Mississippi. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, Mississippi) and we agreed to contribute our rights to the Hard Rock agreements. The newly formed entity expects to develop a Hard Rock-Biloxi and is currently exploring various financing alternatives. The project, as currently envisioned, is expected to cost between $250 and $300 million. Substantial additional financing will be required to effect the business strategy and no assurance can be given that such financing will be available.

         Full House was a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities. Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House have been formed. Full House contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies. GTECH contributed cash and other intangible assets and agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities. Full House agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans and has guaranteed to GTECH one-half of a $2.0 million loan to the North Bend, Oregon Indian Tribe. GTECH also provides project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities. GTECH also loaned Full House $3.0 million, which loan was convertible into 600,000 shares of Full House Common Stock. The loan conversion clause expired without exercise. In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements. As part of this transaction, Allen E. Paulson, William P. McComas and Lee Iacocca granted to GTECH an option, which expired December 29, 2000, to purchase their shares should they propose to transfer the same. The parties are no longer required to present gaming opportunities to the other for joint development.

         On March _____, 2001, we acquired GTECH's 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, Gaming Entertainment (Michigan), LLC, and Gaming Entertainment (California), LLC. The purchase price was $1.8 million, and was funded through the Company's existing credit facility. As part of this transaction, GTECH has extended the due date of our $3.0 million promissory note until January 25, 2002, with interest at prime.

         As a result of our agreement with GTECH, receipt by Full House of revenues from the Delaware venture is governed by the terms of the joint venture agreement. The contract provides that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While Full House does not believe that this arrangement will adversely impact its liquidity, our continuing cash flow is dependent on the operating performance of this joint venture, and the ability to receive monthly distributions.

         The Oregon venture generates approximately $2.0 million in cash flow. The Michigan and California ventures are still in the development stage and require additional funding. Since we do not have the financial resources to fund these projects alone, we are actively pursuing alternative means of financing these developments. No assurance can be given that satisfactory financing will be available.

         As of December 31, 2000, we had cumulative undeclared and unpaid dividends in the amount of $1,785,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Certain statements contained in this report that are not historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that may cause the actual results or performance to be materially different than that expressed or implied by such statements. These risks include, but are not limited to, access to capital, regulatory approvals and competitive environments.

7.       Financial Statements.

         The following financial statements are filed as part of this Report

         o        Independent Auditors' Report

         o        Consolidated Balance Sheets as of December 31, 2000 and 1999

         o Consolidated Statements of Operations for the years ended December 31, 2000 and 1999

         o Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

         o Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

         o        Notes to Consolidated Financial Statements

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         (a)      Directors of the Company

         The information required regarding the identification of our directors is incorporated by reference to the information in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

         (b)      Executive Officers of the Company

                  Our executive officers and their ages as of March 21, 2001 are as follows:

     Name               Age               Positions
     ----               ---               ---------
William P. McComas       74    Chairman, Chief Executive Officer

Michael P. Shaunnessy    47    Executive Vice President, Chief Financial Officer

Megan G. McIntosh        45    Secretary

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

         Michael P. Shaunnessy became Executive Vice President and Chief Financial Officer in July 1998. Mr. Shaunnessy has over 15 years experience in the gaming industry. From 1995 to 1998, he was Vice President and Chief Accounting Officer of Primadonna Resorts, Inc., the developer of New York - New York in Las Vegas, Nevada. He was with Aztar Corporation from 1983 to 1995, serving in senior financial positions at properties in New Jersey and Nevada, most recently as Vice President-Finance for the Tropicana Resort in Las Vegas.

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

10.      Executive Compensation.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

11.      Security Ownership of Certain Beneficial Owners and Management.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

12.      Certain Relationships and Related Transactions.

         The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2001 Annual Meeting of Stockholders of the Company.

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

                  10.36 Addendum to Class II and III Management Agreements among the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and the Company dated January 12, 1995 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994)

                  10.37 Gaming and Development Agreement between the Company and the Torres Martinez Desert Cahuilla Indians dated March 21, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.38 Gaming Management Agreement between the Company and the Torres Martinez Desert Cahuilla Indians dated April 23, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

                  10.39 Agreement between the Company and GTECH Corporation dated May 20, 1995 (Incorporated by reference to the Company's Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-61580 as filed with the Securities and Exchange Commission on May 26, 1995)

                  10.40 Promissory Note dated November 20, 1995 in the original principal amount of $375,000 from the Company to William P. McComas (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.41 Master Agreement dated as of December 29, 1995 by and between GTECH Corporation and the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.43 Convertible Note dated July 26, 1996 in the original principal amount of $3,000,000 payable by the Company to GTECH Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.44 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment, LLC to GTECH under a Promissory Note of even date therewith in the amount of $10,400,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.45 Guaranty Agreement dated as of December 29, 1995 from the Company to GTECH Corporation pursuant to which the Company guarantees 50% of the obligations of Gaming Entertainment (Delaware), LLC to GTECH in an amount not to exceed $6,000,000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995)

                  10.47 Subordination and Participation Agreement dated as of October 8, 1996 between Gaming Entertainment LLC and Miller & Schroeder Investments Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.48 First Amended and Restated Participating Lease dated as of October 8, 1996 between Gaming Entertainment LLC and Coquille Economic Development Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.49 First Amended and Restated Master Lease dated as of October 8, 1996 between Gaming Entertainment LLC and Coquille Economic Development Corporation (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.50 Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and the Company (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.51 Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.)

                  10.52 License Agreement between Hard Rock Cafe International
         (USA), Inc. and Full House Mississippi, LLC dated November 18, 1998.

                  10.53 Management and Development Agreement by and between FH/HR Management, LLC and Full House Mississippi, LLC dated November 18, 1998.

                  10.54 Amendment to License Agreement between Hard Rock Cafe International (USA), Inc. and Full House Mississippi, LLC dated November 30, 1999.

                  10.55 Termination Agreement by and among Hard Rock Cafe International (USA), Inc., Full House Resorts, Inc., Allen E. Paulson, AEP & FHR LLC, FH/HR Management, LLC .and Full House Mississippi, LLC dated November 30, 1999.


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


                                           FULL HOUSE RESORTS, INC.


Date: March 29, 2001                       By: /s/ WILLIAM P. MCCOMAS
                                              ----------------------------------
                                               William P. McComas, CEO

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name and Capacity                                  Date
              -----------------                                  ----

/s/ WILLIAM P. MCCOMAS                                       March 29, 2001
-----------------------------------------------
William P. McComas, Chairman of the Board and
Chief Executive Officer


/s/ RONALD K. RICHEY                                         March 29, 2001
-----------------------------------------------
Ronald K. Richey, Director


/s/ LEE A. IACOCCA                                           March 29, 2001
-----------------------------------------------
Lee A. Iacocca, Director


/s/ MICHAEL P. SHAUNNESSY                                    March 29, 2001
-----------------------------------------------
Michael P. Shaunnessy, Executive Vice President
(Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Las Vegas, Nevada
February 16, 2001, except for Note 5, as to which the date is March 30, 2001.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS
                                                                               2000             1999
                                                                           ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                $    455,143     $    438,800
  Income tax refund receivable                                                       --           34,057
  Prepaid expenses                                                               92,804           87,590
                                                                           ------------     ------------
    Total current assets                                                        547,947          560,447

LAND HELD FOR DEVELOPMENT                                                     4,621,670        4,621,670
FIXTURES AND EQUIPMENT, net                                                      47,202           69,413
INVESTMENTS IN JOINT VENTURES                                                 3,192,634        3,672,175
GOODWILL, net                                                                   379,713          885,981
NOTE RECEIVABLE - JOINT VENTURE                                               1,667,269          839,580
DEFERRED TAX ASSET                                                              294,900          614,083
DEPOSITS AND OTHER ASSETS                                                     2,701,344        2,620,487
                                                                           ------------     ------------
TOTAL                                                                      $ 13,452,679     $ 13,883,836
                                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $     18,106     $     19,238
  Payable to joint ventures                                                      27,831           60,077
  Accrued expenses                                                              182,024          190,332
                                                                           ------------     ------------
    Total current liabilities                                                   227,961          269,647
                                                                           ------------     ------------
LONG-TERM DEBT, net of current portion of -0-                                 3,150,000        3,750,000
                                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, par value $.0001, 5,000,000
    shares authorized; 700,000 shares issued and outstanding; aggregate
    liquidation preference of $3,885,000 and $3,675,000, respectively                70               70
  Common stock, par value $.0001, 25,000,000 shares authorized;
    10,340,380 shares issued and outstanding                                      1,034            1,034
  Additional paid in capital                                                 17,429,889       17,374,449
  Accumulated deficit                                                        (7,356,275)      (7,511,364)
                                                                           ------------     ------------
    Total stockholders' equity                                               10,074,718        9,864,189
                                                                           ------------     ------------
TOTAL                                                                      $ 13,452,679     $ 13,883,836
                                                                           ============     ============

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                               2000              1999
                                                            ------------     ------------
OPERATING REVENUES
  Joint ventures                                            $  3,923,329     $  3,604,472
                                                            ------------     ------------
OPERATING COSTS AND EXPENSES
  Joint venture pre-opening costs                                584,337          515,802
  Development costs                                                   --        1,644,542
  General and administrative                                   1,845,704        2,165,439
  Depreciation and amortization                                  531,043          528,004
                                                            ------------     ------------
    Total operating costs and expenses                         2,961,084        4,853,787
                                                            ------------     ------------
INCOME (LOSS) FROM OPERATIONS                                    962,245       (1,249,315)

  Interest expense and debt issue costs                         (328,379)        (254,955)
  Interest and other income                                       11,616          290,907
                                                            ------------     ------------
INCOME (LOSS) BEFORE TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         645,482       (1,213,363)

INCOME TAX BENEFIT (PROVISION)                                  (490,393)         257,733
                                                            ------------     ------------
NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         155,089         (955,630)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
  net of tax benefit of $280,175                                      --         (543,870)
                                                            ------------     ------------
NET INCOME ( LOSS )                                              155,089       (1,499,500)

Less, undeclared dividends on cumulative preferred stock        (210,000)        (210,000)
                                                            ------------     ------------
NET LOSS APPLICABLE TO COMMON SHARES                        $    (54,911)    $ (1,709,500)
                                                            ============     ============
LOSS PER COMMON SHARE BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE, basic and diluted              $       (.01)    $      (0.12)

CHANGE IN ACCOUNTING PRINCIPLE, basic and diluted           $         --     $      (0.05)
                                                            ------------     ------------
NET LOSS PER COMMON SHARE, basic and diluted                $       (.01)    $      (0.17)
                                                            ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING, basic and diluted                       10,340,380       10,340,380
                                                            ============     ============

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                   Additional
                               Preferred Stock               Common Stock            Paid-in     Accumulated
                             Shares        Amount        Shares        Amount        Capital       Deficit        Total
                          ------------  ------------  ------------  ------------  ------------  ------------   ------------
BALANCE
    JANUARY 1, 1999            700,000  $         70    10,340,380  $      1,034  $ 17,218,065  $ (6,011,864)  $ 11,207,305

Net loss                            --            --            --            --            --    (1,499,500)    (1,499,500)

Amortization of deferred
  compensation expense              --            --            --            --       156,384            --        156,384
                          ------------  ------------  ------------  ------------  ------------  ------------   ------------
BALANCE
  DECEMBER 31, 1999            700,000            70    10,340,380         1,034    17,374,449    (7,511,364)     9,864,189

Net income                          --            --            --            --            --       155,089        155,089

Amortization of deferred
  compensation expense              --            --            --            --        55,440            --         55,440
                          ------------  ------------  ------------  ------------  ------------  ------------   ------------
BALANCE
    DECEMBER 31, 2000          700,000  $         70    10,340,380  $      1,034  $ 17,429,889  $ (7,356,275)  $ 10,074,718
                          ============  ============  ============  ============  ============  ============   ============

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                      2000            1999
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $   155,089     $(1,499,500)
    Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                                   531,043         528,004
      Amortization of deferred compensation expense                    55,440         156,384
      Cumulative effect of change in accounting principle                  --         543,870
      Equity in earnings of joint ventures                         (3,338,992)     (3,088,670)
      Distributions from joint ventures                             3,818,533       3,609,919
      Changes in assets and liabilities:
        Receivables                                                    34,057           1,814
        Prepaid expenses                                               (5,214)            428
        Other assets                                                   19,141        (187,745)
        Deferred taxes                                                319,183        (455,143)
        Accounts payable and accrued expenses                          (9,438)       (935,154)
                                                                  -----------     -----------
           Net cash provided by (used in) operating activities      1,578,842      (1,325,793)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixtures and equipment                              (2,564)        (46,691)
      Net advances to joint ventures                                 (859,935)       (330,894)
      (Increase) decrease in deposits                                (100,000)        300,000
                                                                  -----------     -----------
           Net cash used in investing activities                     (962,499)        (77,585)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from line of credit                                         --       1,750,000
      Repayment of debt                                              (600,000)     (1,000,000)
                                                                  -----------     -----------
           Net cash (used in) provided by financing activities       (600,000)        750,000
                                                                  -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   16,343        (653,378)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          438,800       1,092,178
                                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $   455,143     $   438,800
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

         INVESTMENTS IN JOINT VENTURES - Investments in joint ventures are accounted for using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses, and distributions of the joint ventures.

         FIXTURES AND EQUIPMENT - Fixtures and equipment are stated at cost and consist primarily of office furniture and fixtures and computer equipment. Depreciation is computed by the straight-line method over periods of 3 to 7 years. Accumulated depreciation was $84,389 and $59,614 at December 31, 2000 and 1999, respectively.

         GOODWILL - Goodwill represents the excess cost over the net assets of businesses acquired during 1995. Goodwill is being amortized on the straight-line basis over 6 years. The Company reviews the carrying value of goodwill quarterly to determine whether any impairment has occurred. Amortization expense for both 2000 and 1999 totaled $506,268.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's cash and cash equivalents, receivables and accounts payable, approximates fair value because of the short maturity of those instruments. The Company estimates the fair value of its long-term debt based on the current rates offered to the Company for loans of the same remaining maturities. The estimated fair values of the Company's long-term debt approximate their recorded values at December 31, 2000.

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

         EARNINGS PER COMMON SHARE - Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares plus the weighted average number of options outstanding if their effect upon exercise would have been dilutive using the treasury stock method.

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

         SEGMENT REPORTING - The Company's segments consist of its Joint Ventures (Note 5) and its corporate overhead department. The Company evaluates performance primarily based upon operating income of the segment. The accounting policies of the segments are the same as those described in this summary of significant accounting policies (Note 2).

         START-UP ACTIVITY COSTS - In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." It requires that the costs of start-up activities that had been previously capitalized be expensed as incurred. The Company adopted the provisions of this standard in the first quarter of 1999. Accordingly, the Company expensed $824,045 of such costs that had been previously incurred by its joint venture investments, net of the related tax benefit of $280,175.

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

3.       LAND HELD FOR DEVELOPMENT

         On February 23, 1998, the Company purchased a parcel of land for $4,621,670 that represents a portion of a proposed gaming site in Biloxi, Mississippi. The Company has completed a review of the Biloxi project's proposed cost and ownership structure in an effort to make this opportunity more attractive for potential investors. The Company will continue to evaluate strategies for the project development.

4.       DEPOSITS AND OTHER ASSETS

         On November 18, 1998, the Company executed a series of agreements with Hard Rock Cafe International ("Hard Rock") for purposes of developing a Hard Rock Hotel & Casino on the Gulf Coast of Mississippi. The agreements required a Territory Fee of $2,000,000, due in two installments. The first was paid in November 1998, and the second in December 1999.

5.       INVESTMENTS IN JOINT VENTURES

         GTECH RELATIONSHIP

         The Company entered into a series of agreements with GTECH in 1995 to jointly pursue gaming opportunities. Pursuant to the agreements, the following limited liability companies, each owned 50% by Dreamport, Inc. ("Dreamport"), a subsidiary of GTECH, and 50% by the Company were formed: Gaming Entertainment, LLC ("GELLC"), Gaming Entertainment (Delaware), LLC ("GEDLLC"), Gaming Entertainment (Michigan), LLC ("GEMLLC"), and Gaming Entertainment (California), LLC ("GECLLC").

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

         The Michigan and California ventures are in the development stage. Successful development and, ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand. These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.

         As part of the formation of the joint ventures, certain directors of the Company and a stockholder granted to GTECH an option, which expired December 29, 2000, to purchase their shares of the Company should they propose to transfer the same.

         On March 30, 2001, we acquired GTECH's 50% interest in three joint venture projects that had been equally owned by the two companies:
         Gaming Entertainment LLC, Gaming Entertainment (Michigan), LLC, and Gaming Entertainment (California), LLC. The purchase price was $1.8 million, and was funded through the Company's existing credit facility. As part of this transaction, GTECH has extended the due date of our $3.0 million promissory note until January 25, 2002, with interest at prime.

         This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware. This joint venture continues to be equally owned by us and GTECH.

         The following is a summary of each of the gaming opportunities and the material items that the Company has contributed, at book value, to capital of the joint ventures.

         GAMING ENTERTAINMENT, LLC

         GELLC leases approximately 12.5 acres of tribal trust lands from an entity owned by the Coquille Indian Tribe on which the gaming facility is located and subleases a portion of the land back to the same entity. The master lease expires in 2019 and the sublease expires in 2002 with options to renew. In July 1995, an addendum to the agreement with the Tribe was signed by the Company and Dreamport, which reduced the obligations of GELLC to provide financing to $10.4 million, extended the date when payments begin and modified the method of computing participating rents and loan repayments. During 1995, the facility began operations.

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

         GAMING ENTERTAINMENT (MICHIGAN), LLC

         In late 1996, GEMLLC renegotiated its management contract with the Nottawaseppi Huron Band of Potawatomi and with the 15% owner of the interests in the agreements. Under the new contract, the joint venture will finance, develop and manage gaming operations on reservation lands to be acquired near Battle Creek, Michigan. The 15% owner will be paid a royalty fee in lieu of its original 15% ownership in earlier contracts with the Tribe. During 1996, the assignment of the development rights by the Company to GEMLLC was approved by the Tribe, and gaming development costs of $4,372,446 were contributed to capital of GEMLLC by the Company. During 1997, the Company contributed additional gaming development costs of $160,962 and cash of $12,500 to capital of GEMLLC. GEMLLC is a development stage company as of December 31, 2000.

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

         GAMING ENTERTAINMENT (DELAWARE), LLC

         GEDLLC developed, constructed and equipped a gaming entertainment center at Harrington Raceway in Harrington, Delaware, and provided financing through a capital lease arrangement. GEDLLC has a 15-year management agreement and is compensated based upon a percentage of Gross Revenues and a percentage of Operating Profits, as both are defined. The facility began operations in August 1996.

         GAMING ENTERTAINMENT (CALIFORNIA), LLC

         GECLLC, pursuant to an agreement with the Torres Martinez Desert Cahuilla Indians, has certain rights to develop, manage and operate gaming activities for the Tribe. During 1997 and 1996, the Company contributed gaming development costs of $67,768 and cash of $12,500 to the capital of GECLLC. GECLLC is a development stage company as of December 31, 2000.

         On March 6, 1998, California Governor Pete Wilson announced that he had reached an agreement on a compact for gaming that was intended to be the standard for gaming compacts with all Indian tribes in California. In November 1998, the "Tribal Government Gaming and Economic Self-Sufficiency Act of 1998" (the "Act") was passed by the voters of California in the general election. The Act's constitutionality was challenged and the California Superior Court upheld the challenge. Numerous tribes have now reached modified compacts with Governor Gray Davis, and on March 7, 2000, the voters approved a ballot measure to amend the constitution, which now enabled the compacted tribes to pursue gaming under the provisions of the compacts. The Tribe and the Company are currently exploring the best manner in which to optimize the gaming enterprise alternatives.

         The following is a summary of condensed financial information for the joint ventures as of December 31, 2000 and 1999 and for the years then ended:


2000
CONDENSED BALANCE SHEET INFORMATION
                                                   GELLC          GEMLLC          GEDLLC         GECLLC           TOTAL
                                                 -----------    -----------     -----------    -----------     -----------
Total assets                                     $   177,596    $ 4,919,876     $   713,255    $    11,610     $ 5,822,337

Total liabilities                                         --      2,912,064         248,222        439,043       3,599,329

Members' capital                                     177,596      2,007,812         465,033       (427,433)      2,223,008

CONDENSED STATEMENT OF OPERATIONS INFORMATION

Revenues                                         $ 2,311,497    $        --     $15,275,702    $        --      17,587,199

Operating income (loss)                            2,279,372     (1,018,975)      5,567,286       (149,699)      6,677,984

Net income (loss)                                  2,279,372     (1,018,975)      5,567,286       (149,699)      6,677,984

Company's equity
   in net income (loss)                            1,139,686       (509,488)      2,783,643        (74,849)      3,338,992


1999
CONDENSED BALANCE SHEET INFORMATION
                                                    GELLC            GEMLLC           GEDLLC           GECLLC            TOTAL
                                                 ------------     ------------     ------------     ------------     ------------
Total assets                                     $    378,525     $  4,418,222     $    729,759     $     22,957     $  5,549,463

Total liabilities                                     191,523        1,391,435          476,680          300,693        2,360,331

Member's capital                                      187,002        3,026,787          253,079         (277,736)       3,189,132

CONDENSED STATEMENT OF OPERATIONS INFORMATION

Revenues                                         $  2,297,181     $         --     $ 12,468,928     $         --     $ 14,766,109

Operating income (loss)                             2,244,726         (948,670)       4,953,559          (82,933)       6,166,682

Cumulative effect of
   Change in accounting,                             (137,351)      (1,260,818)          (9,157)        (240,765)      (1,648,091)

Net income (loss)                                   2,112,028       (2,209,488)       4,950,406         (323,698)       4,529,248

Company's equity
   in net income (loss)                             1,056,014       (1,104,744)       2,475,203         (161,849)       2,264,624

   The joint venture entities are treated as partnerships for tax purposes and consequently, no tax provision / benefit is recognized at the venture level.

6.       LONG-TERM  DEBT

         Long-term debt consists of the following:
                                                     2000             1999
                                                 ------------     ------------
         Unsecured note payable to
         GTECH Corporation; interest
         at the prime rate (91/2% at
         December 31, 2000) due monthly
         through January 25, 2001, at
         which time all unpaid principal
         and interest will be due.                $ 3,000,000      $ 3,000,000

         Line of credit; interest at
         prime plus 1/2% (10% at December
         31, 2000), payable monthly,
         principal due February 25, 2002.
         Amount represents the balance
         outstanding at December 31, under
         a $2,000,000 line of credit from
         Coast Community Bank, which
         provided the initial loan for the
         acquisition of Land in Biloxi,
         Mississippi.                                 150,000          750,000
                                                 ------------     ------------
           Total                                    3,150,000        3,750,000
           Less current portion                            --               --
                                                 ------------     ------------
           Long-term portion                     $  3,150,000     $  3,750,000
                                                 ============     ============

         The scheduled maturities of debt are as follows:

                         2001                    $         --
                         2002                       3,150,000
                                                 ------------
                         Total                   $  3,150,000
                                                 ============

7.       STOCKHOLDERS' EQUITY

         Options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to a consultant. These options were repriced in June 1998 at $2.25 per share (market value on the repricing date). The fair value of $43,410 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 97 percent, risk-free interest rate of 5.0 percent, and expected life of 2.0 years. As the options were granted to a nonemployee in return for services, consulting expense of $43,410 was recognized in 1998, along with an equivalent increase in paid in capital. All of these options were exercisable at December 31, 2000.

         On December 20, 1996, a consultant, who is also a principal stockholder, was granted an option to purchase 250,000 common shares at $3.69 in return for consulting services to be provided over an approximate three-year period. The options vested immediately. The fair value of $302,826 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80 percent, risk-free interest rate of 6.0 percent, and expected life of 2.0 years. As the options were granted to a non-employee in return for services, consulting expense was recognized ratably over the three-year service period commencing in 1997.

         Options to purchase 70,001 shares of common stock at $2.06 per share (market value on date of grant) were issued in 1998 to the Company's current President for services previously performed in a consulting capacity. The Company recognized consulting expense of $116,224 and recorded an equivalent increase in paid in capital. The fair value for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 95 percent, risk-free interest rate of 5.4 percent, and expected life of 2.0 years. These options were forfeited in 2000.

         The Company's preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. If the Company is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock. The stockholders' right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $1,785,000 and $1,575,000 at December 31, 2000 and 1999, respectively. Through December 31, 2000, no dividends have been declared or paid.

8.       INTEREST AND OTHER INCOME

         In 1999, the Company received litigation settlement proceeds of $262,767 in connection with its land in Mississippi.

9.       INCOME TAX PROVISION

         The income tax (provision) benefit recognized in the consolidated financial statements consists of the following:

                                                     2000          1999
                                                  ----------    -----------
         Current:  Federal                        $       --    $        --
                   State                            (171,210)      (197,410)
                                                  ----------    -----------
                      Total current                 (171,210)      (197,410)
                                                  ----------    -----------
         Deferred: Federal                          (336,810)       493,525
                   State                              17,627        241,793
                                                  ----------    -----------
                      Total deferred                (319,183)       735,318
                                                  ----------    -----------
         Total (Provision) Benefit                $ (490,393)   $   537,908
                                                  ==========    ===========

         A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate to consolidated income before income taxes is as follows:

                                                     2000          1999
                                                  ----------    -----------
         Tax (provision) benefit at
           U.S. statutory rate                    $ (219,464)   $   692,719
         State taxes                                (101,534)        29,292
         Goodwill amortization                      (172,131)      (172,131)
         Other                                        (2,736)       (11,972)
                                                  ----------    -----------
           Total                                  $ (490,393)   $   537,908
                                                  ==========    ===========

         The Company's deferred tax items as of December 31, 2000 and 1999 are as follows:

                                                     2000            1999
                                                  -----------    ------------
         Deferred tax assets:

           Net operating loss carryforward        $   791,384    $  1,514,038
           Tax credit carryforwards                    27,294          26,643
           Intangibles                                763,679         294,817
           Accrued expenses                             6,034           5,364
           Stock option plans                         165,332         145,928
           State taxes                                     --              --
                                                  -----------    ------------
         Total deferred tax assets                  1,753,723       1,986,790
                                                  -----------    ------------
         Deferred tax liabilities:
           Difference between book and tax basis
             of gaming rights                      (1,454,325)     (1,369,474)
           Other                                       (4,499)         (3,233)
                                                  -----------    ------------
         Total deferred tax liabilities            (1,458,823)     (1,372,707)
                                                  -----------    ------------
         Net                                      $   294,900    $    614,083
                                                  ===========    ============

         At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $2,327,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2010 through 2019. The availability of the loss carryfowards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

10.      SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

         Cash payments for interest for the years ended December 31, 2000 and 1999 were $321,911 and $232,187, respectively.

         Income taxes paid for the years ended December 31, 2000 and 1999 were $174,708 and $210,738, respectively.

         The following noncash investing and financing activities are not reflected in the consolidated statements of cash flows:

         During the years ended December 31, 2000 and 1999, additional paid-in capital increased by $55,440 and $156,384, respectively, as a result of granting and repricing stock options issued to non-employees for consulting services.

11.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space under a noncancellable lease expiring on March 31, 2002. Future minimum lease obligations are $79,920 and $19,980 for fiscal years 2001 and 2002, respectively. Rent expense pertaining to operating leases was $72,261 for the years ended December 31, 2000 and 1999.

         In connection with the land negotiations for the Biloxi development project, the Company has granted an option and right of first refusal to an unrelated third party that owns and leases the balance of the necessary acreage. The option, which is exercisable through February 15, 2001, allows the optionee to acquire the Company's one-acre parcel at cost plus carrying charges, as defined. The right of first refusal allows the optionee to match any bona fide offer the Company receives for its land, and desires to accept.

         In October 1994, Full House filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between it and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson, Second Judicial District of the Chancery Court of Harrison County, Mississippi). Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud. The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court. In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star's claim against the Company for breach of contract, which it remanded to the trial court for additional hearing. In January 2000, LS Capital, successor entity to Lone Star Casino Corporation, announced that it had retained counsel to pursue the two remaining claims it had alleged against the Company which were not already dismissed by the Mississippi appellate courts. In April 2000, the trial judge dismissed both those counts for Lone Star's failure to prosecute its claims for nearly twenty months after their remand from the Court of Appeals. Lone Star appealed that ruling, briefing has been completed and we anticipate that a decision will be rendered in the next several months.

         Allen E. Paulson, a major stockholder of the Company and its former Chief Executive Officer and Board Chairman, sued Jefferies & Co., Inc. and Morgans Waterfall, et al, in the Federal Court for the Central District of California Western Division, for various claims arising from his individual attempt to purchase Riviera Holdings Corp. and other gaming properties during 1996-1997. On May 5, 2000, Jefferies filed counterclaims in that lawsuit against Mr. Paulson and companies owned by him individually, as well as a Third party Complaint against the Company. Jefferies alleges that Full House is responsible to it for the payment of fees and expenses, which it claims it is owed as a result of several engagement letters it executed with Mr. Paulson. Mr. Paulson's signature line does not reflect that he executed any of these engagement letters on behalf of Full House, but Jefferies claims that his individual signature also bound his "affiliates". Full House vigorously contests any liabilities whatsoever to Jefferies, and moved for dismissal of Jefferies' claim on the grounds its assertions were insufficient as a matter of law. On July 27, 2000, the court issued an order denying our motion. We filed our Answer and Counterclaims with the court on August 24, 2000. We also filed claims against Mr. Paulson for indemnification in the Jefferies litigation, among other claims. Discovery is continuing, and trial in the matter has been scheduled for mid-2002. Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on the Company's consolidated financial condition.

12.      STOCK-BASED COMPENSATION PLANS

         At December 31, 2000, the Company had three stock-based compensation plans that are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for these plans. Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the Non-employee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder) and an informal director stock plan. Had compensation cost for options granted under the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, the Company's net income (loss) and income (loss) per common share would have been restated to the pro forma amounts indicated below:

                                                     2000          1999
                                                  ----------    -----------
         Net income (loss)
           As reported                            $  155,089    $(1,499,500)
           Pro forma                              $  399,687    $(2,004,729)

         Income (loss) per common share,
           basic and diluted
           As reported                            $     (.01)   $      (.17)
           Pro forma                              $      .04    $      (.21)

         The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: expected volatility of 88% and 95%, risk-free interest rate of 6.6 percent and 5.5 percent, and expected life of 2.5 years.

         The Company has reserved 300,000 shares of its common stock for issuance under the Nonemployee Director Stock Plan. The Plan allows for options to be granted at prices not less than fair market value on the date of grant and are generally exercisable over a term of five years. The Company issued 20,000 options under the Plan during both 2000 and 1999.

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

         During 2000, the departure of our former president resulted in the forfeiture of his options to purchase 800,000 shares. There were no options issued under this plan during the year.

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

         The total options outstanding under the 1992 Incentive Plan, including the consulting options at December 31, 2000 and 1999 were 586,000 and 1,386,000, respectively. The total options outstanding under the Nonemployee Director Stock Plan at December 31, 2000 and 1999 were 70,000 and 50,000, respectively. The total options outstanding under the Director Stock Plan at December 31, 2000 and 1999 were 575,000.

         A summary of the status of the Company's stock option plans, including consultant options, as of December 31, 2000 and 1999 , and changes during the years then ended is presented below:

                                                        2000                     1999
                                               ----------------------   ----------------------
                                                            WEIGHTED-
                                                             AVERAGE                 WEIGHTED-
                                                            EXERCISE     SHARES       AVERAGE
                                                 SHARES       PRICE       PRICE      EXERCISE
                                               ---------    ---------   ---------    ---------
         Outstanding at beginning of year      2,011,000    $   2.35    1,991,000    $    2.36
         Granted                                  20,000    $   1.57       20,000    $    2.22
         Exercised                                    --          --           --           --
         Forfeited                               800,000    $   2.06           --           --
                                               ---------                ---------
         Outstanding at end of year            1,231,000    $   2.54    2,011,000    $    2.35
                                               =========                =========

         Exercisable at year-end               1,137,000    $   2.56    1,261,333    $    2.49

         Weighted-average fair value of
            options granted during the year                 $    1.32                $    1.40

         As of December 31, 2000, the 1,231,000 options outstanding have exercise prices ranging between $1.57 and $3.69, and a weighted average remaining contractual life of 5 years. The options exercisable of 1,137,000 also have exercise prices ranging between $1.57 and $3.69, and their weighted average remaining contractual life is 5 years.

13.      SEGMENT REPORTING

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

         2000                                   Joint         Consolidated
                                               Ventures        Corporate          Total
                                             ------------     ------------     ------------
         Revenues                            $  3,923,329     $         --     $  3,923,329
         Income (loss) from operations          2,787,724       (1,825,479)         962,245
         Interest expense                        (276,390)         (51,989)        (328,379)
         Other income                                  --           11,616           11,616
         Tax (expense) benefit                 (1,124,783)         634,390         (490,393)

         Net income (loss)                   $  1,386,551     $ (1,231,462)    $    155,089

         Identifiable Assets                 $  5,226,145     $  8,226,534     $ 13,452,679
         1999                                   Joint         Consolidated
                                               Ventures        Corporate           Total
                                             ------------     ------------     ------------
         Revenues                            $  3,604,472     $         --     $  3,604,472
         Income (loss) from operations          2,582,402       (3,831,717)      (1,249,315)
         Interest expense                        (241,152)         (13,803)        (254,955)
         Other income                                  --          290,907          290,907
         Tax (expense) benefit                   (230,000)         487,733          257,733
         Net income (loss) before
              Cumulative effect of change
              in accounting principle           2,111,250       (3,066,880)        (955,630)
         Accounting change, net                  (543,870)              --         (543,870)

         Net income (loss)                   $  1,567,380     $ (3,066,880)    $ (1,499,500)

         Identifiable Assets                 $  5,397,736     $  8,486,100     $ 13,883,836

         The assets of the corporate segment include the Company's land and advanced costs for its proposed development project in Biloxi, Mississippi.

                                  EXHIBIT INDEX

  EXHIBIT         DESCRIPTION
  -------         -----------
    21            List of Subsidiaries of Full House Resorts, Inc.

    23.1          Consent of Deloitte & Touche LLP