Form 10QSB
period 2001-03-31
FULL HOUSE RESORTS INC
filed 2001-05-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549

                                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________.

                           Commission File No. 0-20630
                                 ---------------

                            FULL HOUSE RESORTS, INC.
              -----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                         13-3391527
  --------------------------------                       -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)

        2300 W. Sahara Ave.
         Suite 450,  Box 23
        Las Vegas,  Nevada                                     89102
----------------------------------------                     ----------
(Address of principal executive offices)                     (zip code)

                                 (702) 221-7800
                     ---------------------------------------
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2001, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                             FULL HOUSE RESORTS, INC
                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I.  Financial Information

         Item 1.   Condensed Consolidated Financial Statements

                   Unaudited Condensed Consolidated Balance Sheets
                   as of March 31, 2001 and December 31, 2000                         3

                   Unaudited Condensed Consolidated Statements of Operations
                   for the three months ended March 31, 2001 and 2000                 4

                   Unaudited Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 2001 and 2000                 5

                   Notes to Unaudited Condensed Consolidated Financial Statements     6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                9

PART II. Other Information                                                           12

         Signatures                                                                  13

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2001              2000
                                                                                  ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $     65,833      $    455,143
  Receivables                                                                          489,074              --
  Prepaid expenses                                                                     113,740            92,804
                                                                                  ------------      ------------
    Total current assets                                                               668,647           547,947

LAND HELD FOR DEVELOPMENT                                                            4,621,670         4,621,670
FIXTURES AND EQUIPMENT - net                                                            41,107            47,202
INVESTMENTS IN JOINT VENTURES                                                          229,822         3,192,634
GOODWILL - net                                                                         253,146           379,713
NOTES RECEIVABLE                                                                       837,291         1,667,269
GAMING CONTRACT RIGHTS                                                               5,559,067              --
DEFERRED TAX ASSET                                                                     257,567           294,900

DEPOSITS AND OTHER ASSETS                                                            2,458,912         2,701,344
                                                                                  ------------      ------------

TOTAL                                                                             $ 14,927,229      $ 13,452,679
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $     10,807      $     18,106
  Payable to joint ventures                                                               --              27,831
  Accrued expenses                                                                      88,466           182,024
                                                                                  ------------      ------------
    Total current liabilities                                                           99,273           227,961
                                                                                  ------------      ------------

LONG-TERM DEBT                                                                       4,800,000         3,150,000
                                                                                  ------------      ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized;
      700,000 shares issued and outstanding;
      aggregate liquidation preference of $3,937,500 and $3,885,000                         70                70
  Common stock, par value $.0001, 25,000,000 shares authorized;
      10,340,380 shares issued and outstanding                                           1,034             1,034
  Additional paid in capital                                                        17,429,889        17,429,889
  Accumulated deficit                                                               (7,403,037)       (7,356,275)
                                                                                  ------------      ------------
    Total stockholders' equity                                                      10,027,956        10,074,718
                                                                                  ------------      ------------
TOTAL                                                                             $ 14,927,229      $ 13,452,679
                                                                                  ============      ============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 2001              2000
                                                             ------------      ------------
OPERATING REVENUES:
   Joint ventures                                            $  1,004,313      $    865,600

OPERATING COSTS AND EXPENSES:
  Joint venture pre-opening costs                                 122,441           136,627
  Development costs                                               250,000              --
  General and administrative                                      398,224           432,016
  Depreciation and amortization                                   132,662           132,818
                                                             ------------      ------------
           Total operating costs and expenses                     903,327           701,461
                                                             ------------      ------------
INCOME FROM OPERATIONS                                            100,986           164,139

Interest expense and debt issue costs                             (68,710)          (82,278)
Interest and other income                                           3,295             3,406
                                                             ------------      ------------

INCOME BEFORE INCOME TAXES                                         35,571            85,267

INCOME TAX PROVISION                                              (82,333)          (87,656)
                                                             ------------      ------------

NET INCOME (LOSS)                                                 (46,762)           (2,389)

Less, undeclared dividends on cumulative preferred stock           52,500            52,500
                                                             ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                         $    (99,262)     $    (54,889)
                                                             ============      ============

NET LOSS PER COMMON SHARE, Basic and Diluted                 $      (0.01)     $      (0.01)
                                                             ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING, Basic and Diluted                      10,340,380        10,340,380
                                                             ============      ============

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2001            2000
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $   (46,762)     $    (2,389)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                   132,662          132,818
    Amortization of deferred compensation expense                      --             13,860
    Expired purchase option                                         250,000             --
    Equity in income of joint ventures                             (881,872)        (728,973)
    Distributions from joint ventures                               851,084          642,187
    Net advances to joint ventures                                 (452,394)         (26,657)
    Changes in assets and liabilities:
      Receivables                                                      --             34,057
      Prepaid expenses                                              (20,936)          (7,228)
      Other assets                                                   (7,567)         (10,858)
      Deferred taxes                                                 37,333           46,656
      Accounts payable and accrued expenses                        (100,858)         (71,823)
                                                                -----------      -----------

        Net cash (used) provided by operating activities           (239,310)          21,650
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of 50% joint venture interests                       (1,800,000)            --
  Deposits on purchase options                                         --            (25,000)
                                                                -----------      -----------

        Net cash used in investing activities                    (1,800,000)         (25,000)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                    1,800,000             --
  Repayment of line of credit                                      (150,000)        (150,000)
                                                                -----------      -----------

        Net cash provided (used) by financing activities          1,650,000         (150,000)
                                                                -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (389,310)        (153,350)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      455,143          438,800
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    65,833      $   285,450
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

         These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

         Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       RECENTLYADOPTED ACCOUNTING STANDARDS

         On January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." This statement establishes accounting and reporting standards for derivative investments, including certain derivative investments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position, and measure those instruments at fair value. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

3.       JOINT VENTURE ACQUISITION

         On March 30, 2001 we acquired GTECH's 50% interest in three joint venture projects that had been equally owned by the two companies:
         Gaming Entertainment, LLC, owner of an agreement continuing through August 2002, with the Coquille Tribe, which conducts gaming at The Mill Casino in Oregon; Gaming Entertainment Michigan, LLC, owner of a Management Agreement with the Nottawaseppi Huron Band of Potawatomi to develop and manage a gaming facility near Battle Creek; and Gaming Entertainment California, LLC owner of a Management Agreement with the Torres-Martinez Band of Desert Cahuilla Indians to develop and manage a gaming facility near Palm Springs.

         The purchase price was $1,800,000, and was funded through our existing credit facility. As part of this transaction, GTECH has extended the due date of our $3,000,000 promissory note from January 25, 2001until January 25, 2002, with interest at prime. Also as part of this transaction, GTECH is no longer required to provide the necessary financing for the two development projects (Michigan and California) that we acquired. This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.

         In addition to the gaming contract rights, we acquired the other 50% interest in a note receivable from the Michigan tribe in the amount of $396,146. The excess purchase price over the fair value of assets acquired was allocated to the gaming contract rights acquired based on the discounted present value of expected future cash flows. The excess purchase price of $1,403,854 was allocated as follows:

                                                          Amortization
                                     Value                   Term
                                   ----------              ---------
         Michigan contract         $1,141,682              8.0 years
         California contract          182,776              8.0 years
         Oregon contract               79,395              1.4 years
                                   ----------
                                   $1,403,854

         This acquisition occurred within one day of the end of the fiscal quarter and the financial statements of the Company for the quarter ended March 31, 2001 do not include any results of operations or cash flows for this acquisition because the amounts were not material.

4.       GAMING CONTRACT RIGHTS

         As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly owned consolidated entities. A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995. Now that these are wholly-owned consolidated entities, these previously contributed rights are now reflected in Gaming Contract Rights, along with the rights acquired in the GTECH acquisition of $1,403,854. The Investments in Joint Ventures on the balance sheet now reflects our ownership interest in only the Delaware LLC.

5.       JOINT VENTURE INVESTMENTS

         Through March 30, 2001 the Company had four joint ventures with GTECH. The Delaware venture manages a slot operation at Harrington Raceway in Harrington. The Oregon venture developed the Mill Casino in North Bend for the Coquille Indian Tribe. The Michigan venture, which has a management agreement with a Tribe in Battle Creek, and the California venture, which has an agreement with a Tribe in Thermal are both still in the development stage. Successful development and, ultimately, sustaining profitable operations is dependent upon future events, including appropriate regulatory approvals and adequate market demand. These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal, and consulting.

         SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED MARCH 31,

                  2001                      Delaware        Oregon        Michigan      California
                                          -----------     ----------     ----------     ----------
         Revenues                         $ 3,964,829     $  570,137     $       --     $       --
         Income (loss) from operations      1,443,892        564,734       (197,522)       (47,360)
         Net income                       $ 1,443,892     $  564,734     $ (197,522)    $  (47,360)


                  2000                      Delaware        Oregon        Michigan      California
                                          -----------     ----------     ----------     ----------
         Revenues                         $3,142,527      $  555,872     $        --    $       --
         Income (loss) from operations     1,175,329         555,872        (259,598)      (13,656)
         Net income                       $1,175,329      $  555,872     $  (259,598)   $  (13,656)

6.       SEGMENT INFORMATION

         The Company has two primary business segments. The Joint Venture segment includes the ventures with GTECH Corporation, and the Corporate segment reflects the administrative and development expenses of the business.

                  2001                        Joint
                                             Ventures       Corporate     Consolidated
                                           -----------     ----------     ------------
         Revenues                          $ 1,004,313     $       --     $ 1,004,313
         Pre-opening costs                     122,441             --         122,441
         Income (loss) from operations         755,306       (654,320)        100,986
         Net income (loss)                 $   384,242     $ (431,004)    $ (  46,762)


                  2000                        Joint
                                             Ventures       Corporate     Consolidated
                                           -----------     ----------     ------------
         Revenues                          $    865,600    $       --     $   865,600
         Pre-opening costs                      136,627            --         136,627
         Income (loss) from operations          587,406      (423,267)        164,139
         Net income (loss)                 $    285,829    $ (288,218)    $(    2,389)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter Ended March 31, 2001
Compared to First Quarter Ended March 31, 2000

         Joint Ventures. Joint Venture income increased by $138,713 for the first quarter ended March 31, 2001 as compared to the same period in 2000. This increase primarily reflects improved operating results from the Delaware venture as a result of an expanded facility, coupled with a small increase in income from the Oregon venture. Pre-opening costs were relatively unchanged from the prior year.

         Oregon Joint Venture. Our share of income from the Oregon joint venture was $282,367, an increase of $4,431 or 1.6%, as compared to $277,936 in the prior year period. This small increase primarily reflects the continued growth in the market partially offset by the reduction in the venture's fee structure from 12% of revenue to 11% in accordance with the management agreement.

         Delaware Joint Venture. Our share of income from the Delaware joint venture was $721,946 for the first quarter ended March 31, 2001, compared to $587,664 in the prior year. This $134,282 increase is primarily the result of the facility expansion that opened in May 2000. Midway Slots now operates approximately 1,150 machines, compared to 750 last year. Also, a severe snowstorm in January 2000 forced the closure of the facility for one day and significantly impacted customer volumes for several days thereafter.

         California and Michigan Joint Ventures. Our share of pre-opening costs from the California and Michigan joint ventures was $122,441 during the first quarter of 2001 compared to $136,627 in the prior year period. The expenses related to the Huron Potawatomi Tribe in Battle Creek, are primarily for payroll, legal, licensing and other expenses in connection with assisting the Tribe in obtaining suitable land for its gaming facility, and applying for the necessary licenses and approvals. The California venture has incurred higher costs this year as the parties work to obtain a gaming compact. These joint venture companies are still in the development stage and do not have operating revenues.

         Development Costs. During the first quarter, our one remaining land option in Mississippi expired and we decided not to expend the funds for a further extension. Consequently, the previously paid, non-refundable, option money of $250,000 was written off.

         General and Administrative Expenses. Expenses for the three months ended March 31, 2001 decreased $33,792 as compared to the comparable period in 2000. This decrease is primarily due to reduced payroll expenses.

         Interest Expense. Interest expense decreased by $13,568 primarily as a result of lower average outstanding indebtedness under the bank line during the comparable quarters.

         Interest and Other Income. Interest and other income was comparable to 2000 and results from interest on invested cash balances.

         Income Tax Provision. Income tax expense was $82,333. The effective tax rate reflects a combination of state taxes on the joint venture earnings combined with the tax effect of non-deductible amortization expenses. For federal tax purposes, the Company has net operating loss carryforwards of approximately $2,100,000, which may be carried forward to offset future taxable income. The loss carryforwards expire in 2010 through 2019. The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or its subsidiaries.

         Quantitative And Qualitative Disclosure About Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

         Liquidity and Capital Resources

         At March 31, 2001, we had cash and cash equivalents of $65,833. For the three months ended March 31, 2001, cash of $239,310 was used by operating activities, as compared to $21,650 provided by operations in the prior year period. The decline is primarily due to the changes advances to, and distributions from, the joint ventures. Net cash used in investing activities was $1,800,000 for the GTECH acquisition transaction, compared to a land option deposit related to the Biloxi project in 2000. Financing activities provided $1,650,000 during the current quarter reflecting a $150,000 repayment of prior bank borrowings and a $1,800,000 draw on March 30 to close the GTECH acquisition. As a result of the above factors, there was a net decrease in cash and cash equivalents of $389,310 during the first quarter of 2001.

         On March 30, 2001, we acquired GTECH's 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, owner of an agreement continuing through August 2002, with the Coquille Tribe, which conducts gaming at The Mill Casino in Oregon; Gaming Entertainment Michigan, LLC, owner of a Management Agreement with the Nottawaseppi Huron Band of Potawatomi to develop and manage a gaming facility near Battle Creek; and Gaming Entertainment California, LLC owner of a Management Agreement with the Torres-Martinez Band of Desert Cahuilla Indians to develop and manage a gaming facility near Palm Springs.

         The purchase price was $1,800,000, and was funded through our existing credit facility. As part of this transaction, GTECH has extended the due date of our $3,000,000 promissory note from January 25,2001 until January 25, 2002, with interest at prime. Also as part of this transaction, GTECH is no longer required to provide the necessary financing for the two development projects (Michigan and California) that we acquired. Since we do not have the financial resources to fund these projects alone, we are actively pursuing alternative means of financing these developments.

         This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware. As a result of this continuing agreement with GTECH, our receipt of revenues from the operations of our Delaware joint venture project is governed by the terms of the related agreement. It provides that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH. While we do not believe that this arrangement will adversely impact our liquidity, our continuing cash flow is dependent on the operating performance of this joint venture, and the ability to receive monthly distributions

         Our long-term debt represents the $3,000,000 balance on the GTECH promissory note and the $1,800,000 due under the bank line of credit, which was used to fund the GTECH acquisition. We expect to repay these amounts with a combination of cash from operations and leveraging our ownership of the gaming contracts acquired.

         The Company has a $2 million line of credit with Coast Community bank in Mississippi. The line bears interest at prime plus 1/2%, with interest payable monthly. Any outstanding principal is due at maturity in February 2002. At March 31, 2001, there was $1,800,000 outstanding at a rate of 9%.

         The Michigan and California joint ventures, as part of the management agreements with the tribes, have advanced funds for tribal operations and the construction of a tribal community center. The Notes Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes' gaming enterprise.

         In November 1998, the Company executed a series of agreements with Hard Rock Cafe International related to the proposed development project in Biloxi, Mississippi. Pursuant to a licensing agreement, the Company has the right to develop and operate a Hard Rock Casino in Biloxi. The Company has paid a territory fee of $2,000,000.

         In September 1998, the Company and Allen E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project. Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and the Company agreed to contribute its rights to the Hard Rock agreements. This entity plans to develop the Hard Rock - Biloxi and is continuing to explore various alternatives. The project, as currently envisioned, is expected to cost between $250 and $300 million. Substantial additional financing will be required for the Company to effect its business strategy and no assurance can be given that such financing will be available upon commercially reasonable terms, or at all.

         As of March 31, 2001, Full House had cumulative undeclared and unpaid dividends in the amount of $1,837,500 on the 700,000 outstanding shares of its 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 3.  Defaults upon Senior Securities

         As of March 31, 2001, cumulative dividends were $1,837,500, which were undeclared, unpaid and were in arrears, with respect to the Company's Series 1992-1 Preferred Stock, which class ranks prior to the Company's Common Stock with regard to dividend and liquidation rights.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                     None

         (b)      Reports on Form 8-K;
                           The Company filed a current report on form 8-K dated April 12, 2001 related to the acquisition of GTECH Corporation's 50% interest in three joint venture companies that had been jointly owned by the two companies.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FULL HOUSE RESORTS, INC.

Date:  May 11, 2001

                                    By: /s/  MICHAEL P. SHAUNNESSY
                                        --------------------------------------
                                        Michael P. Shaunnessy, Executive V. P.
                                        and  Chief Financial Officer