Form 10QSB
period 2001-06-30
FULL HOUSE RESORTS INC
filed 2001-08-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________.

Commission File No.    0–20630

FULL HOUSE RESORTS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13–3391527

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2300 W. Sahara Ave.
Suite 450, Box 23
Las Vegas, Nevada	89102

(Address of principal executive offices)	(zip code)

(702) 221–7800

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2001, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC.
TABLE OF CONTENTS

PART I.		Financial Information

	Item 1.	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000

Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2001 and 2000

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.		Other Information

Signatures

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	JUNE 30, 2001	DECEMBER 31, 2000

CURRENT ASSETS:
Cash and cash equivalents	$484,778	$455,143
Receivables	283,212	-
Prepaid expenses	77,886	92,804

Total current assets	845,876	547,947

LAND HELD FOR DEVELOPMENT	4,621,670	4,621,670

FIXTURES AND EQUIPMENT, net	35,011	47,202

INVESTMENTS IN JOINT VENTURES	321,760	3,192,634

GOODWILL, net	126,579	379,713

NOTES RECEIVABLE	897,291	1,667,269

GAMING CONTRACT RIGHTS, net	5,508,994	-

DEFERRED TAX ASSET	72,924	294,900

DEPOSITS AND OTHER ASSETS	2,458,912	2,701,344

TOTAL	$14,889,017	$13,452,679

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,240	$18,106
Payable to joint ventures	-	27,831
Accrued expenses	153,038	182,024

Total current liabilities	168,278	227,961

LONG–TERM DEBT, net of current portion	4,500,000	3,150,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $3,990,000 and $3,885,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(7,210,254)	(7,356,275)

Total stockholders' equity	10,220,739	10,074,718

TOTAL	$14,889,017	$13,452,679

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,
	2001	2000

OPERATING REVENUES:
Joint ventures	$802,452	$901,713
Management fees	593,425	-

Total operating revenues	1,395,877	901,713

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	-	120,966
Development costs	196,933	-
General and administrative	480,695	492,971
Depreciation and amortization	182,736	132,797

Total operating costs and expenses	860,364	746,734

INCOME FROM OPERATIONS	535,513	154,979
Interest expense	(90,974)	(83,028)
Interest and other income	2,886	2,498

INCOME BEFORE INCOME TAXES	447,425	74,449
INCOME TAX PROVISION	(254,643)	(107,366)

NET INCOME (LOSS)	192,782	(32,917)
Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$140,282	$(85,417)

NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted	$0.01	$(0.01)

Weighted average number of common shares
Outstanding; Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JUNE 30,
	2001	2000

OPERATING REVENUES:
Joint ventures	$1,806,765	$1,767,313
Management fees	593,425	-

Total operating revenues	2,400,190	1,767,313

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	122,441	257,593
Development costs	446,933	-
General and administrative	878,919	924,987
Depreciation and amortization	315,398	265,615

Total operating costs and expenses	1,763,691	1,448,195

INCOME FROM OPERATIONS	636,499	319,118
Interest expense	(159,684)	(165,306)
Interest and other income	6,181	5,904

INCOME BEFORE INCOMES TAXES	482,996	159,716
INCOME TAX PROVISION	(336,976)	(195,022)

NET INCOME (LOSS)	146,020	(35,306)
Less, undeclared dividends on cumulative preferred stock	105,000	105,000

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$41,020	$(140,306)

NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted	$0.00	$(0.01)

Weighted average number of common shares Outstanding, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$146,020	$(35,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	315,398	265,615
Amortization of deferred compensation expense	-	27,719
Expired purchase option	250,000	-
Equity in income of joint ventures	(1,684,324)	(1,509,720)
Distributions from joint ventures	1,529,462	1,419,154
Changes in operating assets and liabilities:
Receivables	(194,395)	34,057
Prepaid expenses	14,918	17,713
Other assets	(7,567)	(95,857)
Deferred taxes	221,976	113,812
Accounts payable and accrued expenses	(31,853)	(61,688)

Net cash provided by operating activities	559,635	175,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of 50% joint venture interest	(1,800,000)	-
Advances on note receivable	(80,000)	-
Deposits on purchase options	-	(50,000)
Receivables from joint ventures	-	(71,393)

Net cash used in investing activities	(1,880,000)	(121,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,800,000	-
Repayment of line of credit	(450,000)	(250,000)

Net cash provided by (used in) financing activities	1,350,000	(250,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,635	(195,894)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	455,143	438,800

CASH AND CASH EQUIVALENTS, END OF PERIOD	$484,778	$242,906

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10–KSB for the year ended December 31, 2000.  The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company and all its majority–owned subsidiaries. Prior to March 31, 2001, we had four joint ventures with GTECH that were accounted for using the equity method.  Three of these joint ventures are now wholly owned by the Company, and accordingly are no longer accounted for using the equity method.  All material intercompany accounts and transactions have been eliminated.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.          RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 142, which will be effective January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

As of June 30, 2001 the Company had goodwill, net of accumulated amortization, of $126,579, which will be fully amortized in our third quarter.  In addition, existing intangibles consist of net Gaming Contract Rights of $5,508,994 and Hard Rock licensing and development rights of $2,367,880 included in Deposits and Other Assets.  The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

3.          JOINT VENTURE ACQUISITION

             On March 30, 2001 we acquired GTECH’s 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, owner of an agreement continuing through August 2002, with the Coquille Tribe, which conducts gaming at The Mill Casino in Oregon; Gaming Entertainment Michigan, LLC, owner of a Management Agreement with the Nottawaseppi Huron Band of Potawatomi to develop and manage a gaming facility near Battle Creek; and Gaming Entertainment California, LLC owner of a Management Agreement with the Torres-Martinez Band of Desert Cahuilla Indians to develop and manage a gaming facility near Palm Springs.

             The purchase price was $1,800,000, and was funded through our existing credit facility.  As part of this transaction, GTECH has extended the due date of our $3,000,000 promissory note from January 25, 2001 until January 25, 2002, with interest at prime.  Also as part of this transaction, GTECH is no longer required to provide the necessary financing for the two development projects (Michigan and California) that we acquired.  This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.

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

	Value	Amortization Term

Michigan contract	$1,141,682	8.0 years
California contract	182,776	8.0 years
Oregon contract	79,396	1.4 years

	$1,403,854

4.          GAMING CONTRACT RIGHTS

             As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995.  Now that these are wholly-owned consolidated entities, these previously contributed rights are reflected in Gaming Contract Rights, along with the rights acquired in the GTECH acquisition of $1,403,854.  The Investments in Joint Ventures on the balance sheet now reflects our ownership interest in only the Delaware LLC.

5.               JOINT VENTURE INVESTMENTS

             Through March 30, 2001 we had four joint ventures with GTECH.  The Delaware venture, which continues as a joint venture with GTECH, manages a slot operation at Harrington Raceway in Harrington.  As of March 31, 2001, the other three previous joint ventures became wholly owned by us, and accordingly are no longer accounted for using the equity method.  The Oregon venture developed the Mill Casino in North Bend for the Coquille Indian Tribe.   The Michigan venture, which has a management agreement with a Tribe in Battle Creek, and the California venture, which has an agreement with a Tribe in Thermal are both still in the development stage.  Successful development and, ultimately, sustaining profitable operations is dependent upon future events, including appropriate regulatory approvals and adequate market demand.  These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal, and consulting.

SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED JUNE 30,

2001	Delaware	Oregon	Michigan	California

Revenues	$4,605,502	$-	$-	$-
Income from operations	1,604,905	-	-	-
Net income	1,604,905	-	-	-

2000	Delaware	Oregon	Michigan	California

Revenues	$3,822,672	$588,504	$-	$-
Income (loss) from operations	1,221,509	581,916	(211,550)	(30,382)
Net income (loss)	1,221,509	581,916	(211,550)	(30,382)

SUMMARY INFORMATION FOR THE SIX MONTH PERIODS ENDED JUNE 30,

2001	Delaware	Oregon	Michigan	California

Revenues	$8,570,331	$570,137	$-	$-
Income (loss) from operations	3,048,797	564,734	(197,522)	(47,360)
Net income (loss)	3,048,797	564,734	(197,522)	(47,360)

2000	Delaware	Oregon	Michigan	California

Revenues	$6,965,199	$1,144,376	$-	$-
Income (loss) from operations	2,396,838	1,137,787	(471,148)	(44,038)
Net income (loss)	2,396,838	1,137,787	(471,148)	(44,038)

6.        SEGMENT INFORMATION

Since the GTECH acquisition transaction, we now view our business in three primary business segments.  The Operations segment includes the performance of the Delaware and Oregon projects.  The Development segment includes costs associated with our activities in Michigan, California, and Mississippi.  The Corporate segment reflects the management and administrative expenses of the business.

SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED JUNE 30,

2001
	Operations	Development	Corporate	Consolidated

Revenues	$1,395,877	$-	$-	$1,395,877
Pre-opening / Development costs	-	196,933	-	196,933
Income (loss) from operations	1,339,678	(376,960)	(427,205)	535,513
Net income (loss)	744,238	(271,406)	(280,050)	192,782

2000
	Operations	Development	Corporate	Consolidated

Revenues	$901,713	$-	$-	$901,713
Pre-opening / Development costs	-	120,966	-	120,966
Income (loss) from operations	859,524	(205,344)	(499,201)	154,979
Net income (loss)	430,434	(135,527)	(327,824)	(32,917)

SUMMARY INFORMATION FOR THE SIX MONTH PERIODS ENDED JUNE 30,

2001
	Operations	Development	Corporate	Consolidated

Revenues	$2,400,190	$-	$-	$2,400,190
Pre-opening / Development costs	-	569,384	-	569,384
Income (loss) from operations	2,301,802	(833,779)	(831,524)	636,499
Net income (loss)	1,249,308	(558,530)	(544,758)	146,020

2000
	Operations	Development	Corporate	Consolidated

Revenues	$1,767,313	$-	$-	$1,767,313
Pre-opening / Development costs	-	257,593	-	257,593
Income (loss) from operations	1,682,935	(426,349)	(937,468)	319,118
Net income (loss)	846,571	(264,919)	(616,958)	(35,306)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000

             Revenues.  As a result of the acquisition of GTECH’s interest in three joint venture projects, our classification of revenues is not directly comparable to prior periods.  The revenues related to our Delaware contract continue to be reported as joint venture revenue, but as of March 31, 2001, the revenue related to the Oregon contract is now reported as management fees.

             Total operating revenues increased $494,164, or 55% for the three month period and $632,877 or 36% for the six month period as compared to the same periods in 2000.  These increases are due to improved performance in Delaware and the acquisition of the additional 50% interest in Oregon.

             Delaware Joint Venture.  Our share of income from the Delaware joint venture was $802,452, an increase of $191,697, for the three month period, and $1,524,398, an increase of $325,979 for the six month period.  On May 11, 2000 we opened an expansion of the Harrington facility, and these revenue increases are primarily attributable to the increased gaming capacity.  As we begin the third quarter our comparisons will no longer be driven by this additional capacity.

             Oregon.  Our management fees from the Oregon contract were $593,425 for the three month period compared to joint venture revenue of $290,958, in the prior year.  Oregon related revenues for the six month period were $875,792 compared to $568,894 in the prior year.  These increases primarily reflect the increase in our ownership percentage.  Additionally, continued growth in the market contributed to revenue increases at the facility that more than offset the fee percentage reduction from 12% of revenue to 11% in accordance with the management agreement.

             Cost and Expenses. As a result of our acquisition of GTECH’s interest in three joint venture projects, our classification of expenses is not directly comparable to prior periods.  The expenses related to our California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March 31, 2001 are now reported as development costs.

             Pre-opening and Development.  Total development related costs (Joint venture pre-opening costs and Development costs) for the California and Michigan projects were $196,933 compared to $120,966 for the three month period, and $319,374 compared to $257,593 for the six month period.  The majority of these costs were due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act.

             During the three month periods there were no other development costs.  For the six month periods, we expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option in Biloxi Mississippi that we chose not to exercise or renew.

             General and Administrative Expenses.   General and administrative expenses decreased by $12,276 and $46,068 for the respective three and six month periods ended June 30, 2001.  These decreases are primarily due to reduced payroll expenses.

             Depreciation and Amortization.     Amortization expense increased $50,073 for both the three and six month periods which reflects the amortization of the Gaming Rights acquired in the GTECH acquisition transaction which is described in Notes 3 and 4 of the condensed consolidated financial statements.  Goodwill amortization was $126,567 and $253,134 for the respective three and six month periods.  The remaining goodwill balance of $126,579 will be expensed in the third quarter of 2001.

             Interest Expense.  Interest expense increased by $7,946 for the three month period and decreased by $5,622 for the six month period.  These changes are a result of changes in the amounts outstanding under our bank line, coupled with a decrease in interest rates.

             Interest and Other Income.  Interest and other income was comparable in both the three and six  month periods and is primarily due to earnings on invested cash balances.

             Income Tax Provision.   Income tax expense increased by $147,277 and $141,954 for the respective three and six month periods.  These increases are primarily due to increased earnings.  The effective tax rate reflects a combination of state taxes on  joint venture earnings combined with the tax effect of non-deductible amortization expenses.  For federal tax purposes we have net operating loss carryforwards of approximately $1,335,000 which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2010 through 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or that of our subsidiaries.

             Liquidity and Capital Resources

             At June 30, 2001, we had cash and cash equivalents of $484,778.  For the six months ended June 30, 2001, cash of $559,635 was provided by operating activities, as compared to $175,499 in the prior year period.  The increase is primarily due to increased earnings.  Net cash used in investing activities was $1,880,000, primarily for the GTECH acquisition transaction.  In the prior year period, $121,393 was used in investing activities, for options and deposits related to the Biloxi project as well as joint venture activities in Michigan.  Financing activities consisted of draws and repayments on our credit line.   A draw of $1,800,000 was used to fund the GTECH acquisition transaction.  As a result of these factors, there was a net increase in cash and cash equivalents of $29,635 during the first six months of 2001.

             On March 30, 2001, we acquired GTECH’s 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, owner of an agreement continuing through August 2002, with the Coquille Tribe, which conducts gaming at The Mill Casino in Oregon; Gaming Entertainment Michigan, LLC, owner of a Management Agreement with the Nottawaseppi Huron Band of Potawatomi to develop and manage a gaming facility near Battle Creek; and Gaming Entertainment California, LLC owner of a Management Agreement with the Torres-Martinez Band of Desert Cahuilla Indians to develop and manage a gaming facility near Palm Springs.

             The purchase price was $1,800,000, and was funded through our existing credit facility.  As part of this transaction, GTECH has extended the due date of our $3,000,000 promissory note from January 25, 2001 until January 25, 2002, with interest at prime.  Also as part of this transaction, GTECH is no longer required to provide the necessary financing for the two development projects (Michigan and California) that we acquired.  Since we do not have the financial resources to fund these projects alone, we are actively pursuing alternative means of financing these developments.

             This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.  As a result of this continuing agreement with GTECH, our receipt of revenues from the operations of our Delaware joint venture project is governed by the terms of the related agreement.  It provides that net cash flow (after certain deductions) is to be distributed monthly to Full House and GTECH.  While we do not believe that this arrangement will adversely impact our liquidity, our continuing cash flow is dependent on the operating performance of this joint venture, and the ability to receive monthly distributions

             Our long-term debt represents the $3,000,000 balance on the GTECH promissory note and $1,500,000 due under the bank line of credit, which was used to fund the GTECH acquisition.  We expect to repay these amounts with a combination of cash from operations and leveraging our ownership of the gaming contracts acquired.

             We have a $2 million line of credit with Coast Community bank in Mississippi. The line bears interest at prime plus ½%, with interest payable monthly.  Any outstanding principal is due at maturity in February 2002.  At June 30, 2001, there was $1,500,000 outstanding at a rate of 8%.

             As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Notes Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprise.

             In November 1998, we executed a series of agreements with Hard Rock Cafe International related to the proposed development project in Biloxi, Mississippi.  Pursuant to a licensing agreement, the Company has the right to develop and operate a Hard Rock Casino in Biloxi.  We have paid a territory fee of $2,000,000.  In September 1998, the Company and Allen E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project.  Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and we agreed to contribute our rights to the Hard Rock agreements.  In June 2001, we agreed to dissolve this company with each party retaining their respective rights and assets.  We continue to pursue the development of a Hard Rock in Biloxi.

             As of June 30, 2001, Full House had cumulative undeclared and unpaid dividends in the amount of $1,890,000 on the 700,000 outstanding shares of its 1992–1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

             This report contains certain forward looking statements made pursuant to the Private Securities Litigation Reform Act of 1995, such as statements relating to our development plans and expectations, and financing availability.  These statements are subject to risks and uncertainties discussed in this report and in our other filings with the Securities and Exchange Commission, which could cause actual results or timing to differ materially from that implied by such statements.

             Quantitative Disclosure About Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the Allen E. Paulson et al. vs. Jefferies & Company, Inc., et al. litigation filed in U.S. District Court for the Central District of California, Case No. 98-2644 FMC, which included a Third Party Complaint against the Company, we reached a de minimis settlement in July with both Jefferies and Paulson releasing us from this litigation.

Item 3.  Defaults upon Senior Securities

As of June 30, 2001, cumulative dividends were $1,890,000, which were undeclared, unpaid and were in arrears, with respect to our Series 1992–1 Preferred Stock, which class ranks prior to our Common Stock with regard to dividend and liquidation rights.
Item 4.  Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 30, 2001.  A total of 9,473,152 shares (86%) were represented by proxy or in person, and cast their votes on the following matters:
Election of Directors:	FOR	AGAINST
Lee A. Iacocca	9,467,167	5,985
William P. McComas	9,467,167	5,985
Ronald K. Richey	9,467,167	5,985
Michael P. Shaunnessy	9,467,167	5,985

             Ratification of Deloitte & Touche LLP to serve as independent accountants for the current year:

                           FOR: 9,465,167             AGAINST:   4,385        ABSTAIN:   3,600

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits  - None

(b)        Reports on Form 8–K;

The Company filed current reports dated April 14, 2001 and June 22, 2001 related to the acquisition of GTECH Corporation’s interest in three joint ventures that had been equally owned by the parties.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: August 14, 2001
	By	/s/ MICHAEL P. SHAUNNESSY

Michael P. Shaunnessy, Executive V.P. – Finance
(Principal Accounting and Financial Officer)