Form 10QSB
period 2001-09-30
FULL HOUSE RESORTS INC
filed 2001-11-13
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________
TO ______________.

                                                                                                                                                       Commission File No.    0–20630

FULL HOUSE RESORTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware
13–3391527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 W. Sahara Ave., Suite 450,  Box 23, Las Vegas,  Nevada
89102
(Address of principal executive offices)	(zip code)

(702) 221–7800

(Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2001, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC.

TABLE OF CONTENTS

PART I.	Financial Information

	Item 1.	Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000

Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001 and 2000

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.		Other Information

Signatures

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2001	DECEMBER 31, 2000

CURRENT ASSETS:
Cash and cash equivalents	$279,083	$455,143
Receivables	315,693	-
Prepaid expenses	149,765	92,804
Total current assets	744,541	547,947

LAND HELD FOR DEVELOPMENT	2,472,000	4,621,670
FIXTURES AND EQUIPMENT, net	29,020	47,202
INVESTMENTS IN JOINT VENTURES	352,138	3,192,634
GOODWILL, net	-	379,713
NOTES RECEIVABLE	957,291	1,667,269
GAMING CONTRACT RIGHTS, net	5,453,594	-
DEFERRED TAX ASSET	1,491,925	294,900

DEPOSITS AND OTHER ASSETS	14,782	2,701,344
TOTAL	$11,515,291	$13,452,679

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,265	$18,106
Payable to joint ventures	-	27,831
Current portion of long-term debt	3,000,000	-
Accrued expenses	141,849	182,024
Total current liabilities	3,158,114	227,961

LONG–TERM DEBT, net of current portion	900,000	3,150,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,042,500 and $3,885,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(9,973,816)	(7,356,275)
Total stockholders' equity	7,457,177	10,074,718
TOTAL	$11,515,291	$13,452,679

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,
	2001	2000
OPERATING REVENUES:
Joint ventures	$911,025	$1,132,115
Management fees	628,071	-
Total operating revenues	1,539,096	1,132,115

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	-	255,188
Development costs	408,586	-
General and administrative	388,908	464,314
Impairment	4,593,800	-
Depreciation and amortization	187,971	132,634
Total operating costs and expenses	5,579,265	852,136
INCOME (LOSS) FROM OPERATIONS	(4,040,169)	279,979

Interest expense	(75,216)	(84,257)
Interest and other income	2,235	2,460

INCOME (LOSS) BEFORE INCOME TAXES	(4,113,150)	198,182

INCOME TAX BENEFIT (PROVISION)	1,349,589	(137,989)

NET INCOME (LOSS)	(2,763,561)	60,193

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,816,061)	$7,639

NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted	$(0.27)	$0.00

Weighted average number of common shares Outstanding, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
OPERATING REVENUES:
Joint ventures	$2,717,790	$2,899,428
Management fees	1,221,496	-
Total operating revenues	3,939,286	2,899,428

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	122,441	512,781
Development costs	855,519	-
General and administrative	1,267,827	1,389,301
Impairment	4,593,800	-
Depreciation and amortization	503,369	398,249
Total operating costs and expenses	7,342,956	2,300,331
INCOME (LOSS) FROM OPERATIONS	(3,403,670)	599,097

Interest expense	(234,900)	(249,563)
Interest and other income	8,416	8,364

INCOME (LOSS) BEFORE INCOMES TAXES	(3,630,154)	357,898

INCOME TAX BENEFIT (PROVISION)	1,012,613	(333,011)

NET INCOME (LOSS)	(2,617,541)	24,887

Less, undeclared dividends on cumulative preferred stock	157,500	157,500

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,775,041)	$(132,613)

NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted	$(0.27)	$(0.01)

Weighted average number of common shares
Outstanding, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,617,541)	$24,887
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	503,369	398,249
Amortization of deferred compensation expense	-	41,580
Impairment	4,593,800	-
Expired purchase option	250,000	-
Equity in income of joint ventures	(2,595,349)	(2,386,647)
Distributions from joint ventures	2,498,924	2,296,079
Changes in operating assets and liabilities:
Receivables	(315,693)	34,057
Prepaid expenses	(56,961)	(78,454)
Other assets	(7,567)	(80,857)
Deferred taxes	(1,197,025)	206,801
Accounts payable and accrued expenses	(42,017)	39,514

Net cash provided by operating activities	1,013,940	495,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of 50% joint venture interest	(1,800,000)	-
Advances on note receivable	(140,000)	-
Deposits on purchase options	-	(75,000)
Receivables from joint ventures	-	(135,938)

Net cash used in investing activities	(1,940,000)	(210,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,800,000	-
Repayment of line of credit	(1,050,000)	(400,000)

Net cash provided by (used in) financing activities	750,000	(400,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(176,060)	(115,729)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	455,143	438,800

CASH AND CASH EQUIVALENTS, END OF PERIOD	$279,083	$323,071

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10–KSB for the year ended December 31, 2000.  The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Consolidation – The unaudited condensed consolidated financial statements include the accounts of the Company and all its majority–owned subsidiaries. Prior to March 31, 2001, we had four joint ventures with GTECH that were accounted for using the equity method.  On March 31, 2001 we purchased GTECH’s 50% interest in three of these ventures which are now wholly owned by the Company, and accordingly are no longer accounted for using the equity method.  All material intercompany accounts and transactions have been eliminated.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.             RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 142, which will be effective for the Company in January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

As of September 30, 2001 our goodwill, net of accumulated amortization, had been reduced to zero. The carrying value of the Hard Rock licensing and development rights have also been reduced to zero as a result of the impairment provision discussed in Note 3.  Other existing intangibles consist of net Gaming Contract Rights of $5,453,594.  The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June 15, 2002.  The Company is assessing the impact of SFAS No. 143 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”   The provisions of this Statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company is assessing the impact of SFAS No. 144 on its financial position and results of operations.

3.             IMPAIRMENT

In September 2001, the Company, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," recorded an impairment charge of $4,593,800.

During the third quarter, our discussions with various potential partners for the development of the Hard Rock - Biloxi project concluded with no agreement.  Based upon the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we do not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we have reviewed the carrying values of our Mississippi investments which include a one acre parcel of land acquired for $4,621,670, the Hard Rock license acquired for $2,000,000, and development permits and plans carried at $444,130.   We have recorded an Impairment provision of $4,593,800, to reduce the carrying value to $2,472,000, which represents the net realizable value of our land parcel.

In November 1998, we executed a series of agreements with Hard Rock Cafe International related to the proposed development project in Biloxi, Mississippi.  Pursuant to a licensing agreement, we paid a territory fee of $2,000,000 and have the right to develop and operate a Hard Rock Casino in Biloxi. The Company and Allen E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project.  Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and we agreed to contribute our rights to the Hard Rock agreements.  In June 2001, we agreed to dissolve this company with each party retaining their respective rights and assets.  We then entered negotiations with interested parties to develop this project in various alternative forms.

Although we continue to pursue the development of a Hard Rock in Biloxi, in September 2001, our discussions with potential partners concluded with no agreements.  Based upon the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we do not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we have reviewed the carrying values of our Mississippi investments and recorded an Impairment provision of $4,593,800.

4.             JOINT VENTURE ACQUISITION

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
	$1,403,854

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Notes Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprise.  In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  We are in the process of discussing an appropriate resolution of this matter that includes reimbursement for costs that we incurred on the Tribe’s behalf.  Our Notes Receivable on the balance sheet includes a $25,000 advance due from this Tribe and our Gaming Contract Rights includes approximately $170,000 attributable to this contact.  We have incurred an aggregate of approximately $1 million, including interest, on behalf of this Tribe.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of the Tribe, as well as the contractual rights that we continue to hold.

5.             GAMING CONTRACT RIGHTS

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

Contributed Michigan gaming rights	$4,155,213
Acquired gaming rights	1,403,854
Less accumulated amortization	(105,473)
Gaming Contract Rights, net	$5,453,594

                The Investments in Joint Ventures on the balance sheet now reflects our ownership interest in only the Delaware LLC.

6.          JOINT VENTURE INVESTMENTS

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

                       SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

2001	Delaware	Oregon	Michigan	California

Revenues	$4,855,060	$-	$-	$-
Income from operations	1,822,049	-	-	-
Net income	1,822,049	-	-	-

2000
Delaware
		Oregon	Michigan	California

Revenues	$4,376,355	$655,602	$-	$-
Income (loss) from operations	1,612,829	651,402	(465,159)	(45,218)
Net income (loss)	1,612,829	651,402	(465,159)	(45,218)

                        SUMMARY INFORMATION FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

2001	Delaware	Oregon	Michigan	California

Revenues	$13,425,391	$570,137	$-	$-
Income (loss) from operations	4,870,846	564,734	(197,522)	(47,360)
Net income (loss)	4,870,846	564,734	(197,522)	(47,360)

2000	Delaware	Oregon	Michigan	California

Revenues	$11,341,554	$1,799,978	$-	$-
Income (loss) from operations	4,009,667	1,789,189	(963,307)	(89,256)
Net income (loss)	4,009,667	1,789,189	(963,307)	(89,256)

7.        SEGMENT INFORMATION

Since the GTECH acquisition transaction, we now view our business in three primary business segments.  The Operations segment includes the performance of the Delaware and Oregon projects.  The Development segment includes costs associated with our activities in Michigan, California, and Mississippi.  The Corporate segment reflects the management and administrative expenses of the business.

                     SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

2001	Operations	Development	Corporate	Consolidated
Revenues	$1,539,096	$-	$-	$1,539,096
Development / Impairment	-	5,002,386	-	5,002,386
Income (loss) from operations	1,482,897	(5,128,167)	(394,899)	(4,040,169)
Net income (loss)	916,565	(3,418,861)	(261,265)	(2,763,561)

2000	Operations	Development	Corporate	Consolidated
Revenues	$1,132,115	$-	$-	$1,132,115
Pre-opening / Development costs	-	255,188	-	255,188
Income (loss) from operations	1,089,926	(339,566)	(470,381)	279,979
Net income (loss)	593,135	(224,114)	(308,828)	60,193

                      SUMMARY INFORMATION FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

2001	Operations	Development	Corporate	Consolidated
Revenues	$3,939,286	$-	$-	$3,939,286
Development / Impairment	-	5,571,760	-	5,571,760
Income (loss) from operations	3,784,699	(5,961,946)	(1,226,423)	(3,403,670)
Net income (loss)	2,165,873	(3,977,391)	(806,024)	(2,617,541)

2000	Operations	Development	Corporate	Consolidated
Revenues	$2,899,428	$-	$-	$2,899,428
Pre-opening / Development costs	-	512,781	-	512,781
Income (loss) from operations	2,772,861	(765,915)	(1,407,849)	599,097
Net income (loss)	1,439,706	(489,033)	(925,786)	24,887

Primarily as a result of the Impairment provision of $4,593,800 discussed in Note 3, partially offset by the $1,800,000 GTECH acquisition discussed in Note 4, the approximate identifiable assets for our Development segment have declined from previous periods.

Identifiable Assets:	Operations	Development	Corporate	Consolidated
September 30, 2001	$668,000	$10,374,000	$473,000	$11,515,000
December 31, 2000	232,000	12,369,000	852,000	13,453,000

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

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

                Total operating revenues increased $406,981, or 36% for the three month period and $1,039,858, also 36% for the nine month period as compared to the same periods in 2000.  These increases are due to improved performance in Delaware and the acquisition of the additional 50% interest in Oregon.

                Revenues for the latter part of September, and the full month of October, have not been significantly impacted by the events of September 11, 2001 and the subsequent softening in certain segments of the gaming and tourism markets.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $911,025, an increase of $104,611 for the three month period, and $2,435,423, an increase of $430,590 for the nine month period.  On May 11, 2000 we opened an expansion of the Harrington facility, and these revenue increases are primarily attributable to the increased gaming capacity, coupled with continuing growth in the market.

Oregon.  Our management fees from the Oregon contract were $628,071 for the three month period compared to joint venture revenue of $325,701, in the prior year.  Oregon related revenues for the nine month period were $1,503,863 compared to $894,595 in the prior year.  These increases primarily reflect the increase in our ownership percentage.  Additionally, continued growth in the market contributed to revenue increases at the facility that partially offset the fee percentage reduction from 12% of revenue to 11% in accordance with the management agreement.

                Cost and Expenses. As a result of our acquisition of GTECH’s interest in three joint venture projects, our classification of expenses is not directly comparable to prior periods.  The expenses related to our California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March 31, 2001 are now reported as development costs.

                Pre-opening and Development.  Total development related costs (Joint venture pre-opening costs and Development costs) for the California and Michigan projects were $408,586 compared to $255,188 for the three month period, and $727,960 compared to $512,781 for the nine month period.  The majority of these costs were due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act, as well as land option payments.

                During the three month periods there were no other development costs.  For the nine month periods, we expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option in Biloxi Mississippi that we chose not to exercise or renew.

                General and Administrative Expenses.   General and administrative expenses decreased by $75,406 and $121,474 for the respective three and nine month periods ended September 30, 2001.  These decreases are primarily due to reduced payroll expenses and legal fees.

                Impairment.    The Impairment provision of $4,593,800, recorded in the third quarter, results from an assessment of the carrying values of our Mississippi assets which totaled $7,065,800, and the reduction of this carrying value to $2,472,000 which represents the estimated net realizable value of the land parcel.  The impairment assessment is discussed more fully in Note 3 of the condensed consolidated financial statements.

Depreciation and Amortization.     Amortization expense increased $55,337 for the three month period and $105,120 for the nine month period.  These increases reflect the amortization of the Gaming Rights acquired in the GTECH acquisition transaction which is described in Notes 4 and 5 of the condensed consolidated financial statements.  Goodwill has been fully amortized as of September 30, 2001.

Interest Expense.  Interest expense decreased by $9,041 for the three month period and $14,663 for the nine month period.  These decreases are a result of changes in the amounts outstanding under our bank line, coupled with a decrease in interest rates.

Interest and Other Income.  Interest and other income was comparable in both the three and nine  month periods and is primarily due to earnings on invested cash balances.

Income Tax Benefit (Provision).   The income tax benefit for the current year periods is a result of the expected tax benefit from the realization of the Impairment provision recorded in the third quarter.  The effective tax rate reflects a combination of state taxes on joint venture earnings combined with the tax effect of non-deductible amortization expenses.  For federal tax purposes we have net operating loss carryforwards of approximately $1,335,000 which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2010 through 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of the Company or that of our subsidiaries.

Liquidity and Capital Resources

At September 30, 2001, we had cash and cash equivalents of $279,083.  For the nine months ended September 30, 2001, cash of $1,013,940 was provided by operating activities, as compared to $495,209 in the prior year period.  The increase is primarily due to increased earnings before recognition of the Impairment provision.  Net cash used in investing activities was $1,940,000, representing $1,800,000 for the GTECH acquisition transaction, and loans of $140,000 to the Michigan Tribe.  In the prior year period, $210,938 was used in investing activities, for options and deposits related to the Biloxi project as well as joint venture activities in Michigan.  Financing activities consisted of draws and repayments on our credit line.   A draw of $1,800,000 was used to fund the GTECH acquisition transaction.  As a result of these factors, there was a net decrease in cash and cash equivalents of $176,060 during the nine months ended September 30, 2001.

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

                Our long-term debt represents the $3,000,000 balance on the GTECH promissory note (classified as current portion of long-term debt) and $900,000 due under the bank line of credit, described below, which was used to fund the GTECH acquisition.  We expect to repay these amounts with a combination of cash from operations and leveraging our ownership of the gaming contracts acquired.

                We have a $2 million line of credit with Coast Community bank in Mississippi. The line bears interest at prime plus ½%, with interest payable monthly.  Any outstanding principal is due at maturity in February 2002.  At September 30, 2001, there was $900,000 outstanding at a rate of 6%.

                As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Notes Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprise.  In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  We are in the process of discussing an appropriate resolution of this matter that includes reimbursement for costs that we incurred on the Tribe’s behalf.  Our Notes Receivable on the balance sheet includes a $25,000 advance due from this Tribe and our Gaming Contract Rights includes approximately $170,000 attributable to this contact.  We have incurred an aggregate of approximately $1 million, including interest, on behalf of this Tribe.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of the Tribe, as well as the contractual rights that we continue to hold.

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

Although we continue to pursue the development of a Hard Rock in Biloxi, in September 2001, our discussions with potential partners concluded with no agreements.  Based upon the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we do not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we have reviewed the carrying values of our Mississippi investments and recorded an Impairment provision of $4,593,800.

As of September 30, 2001, Full House had cumulative undeclared and unpaid dividends in the amount of $1,942,500 on the 700,000 outstanding shares of its 1992–1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

                Quantitative Disclosure About Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

                Recent Accounting Pronouncements.  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 142, which will be effective for the Company in January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

                As of September 30, 2001 our goodwill, net of accumulated amortization, had been reduced to zero. The carrying value of the Hard Rock licensing and development rights have also been reduced to zero as a result of the impairment provision discussed in Note 3.  Other existing intangibles consist of net Gaming Contract Rights of $5,453,594.  The Company has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June 15, 2002.  The Company is assessing the impact of SFAS No. 143 on its financial position and results of operations.

                In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”   The provisions of this Statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The Company is assessing the impact of SFAS No. 144 on its financial position and results of operations.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson litigation, more fully described in the Company’s 10-KSB for December 31, 2001, the appeal by Lone Star of the trial court’s dismissal for failure to prosecute was granted by the Mississippi Court of Appeals.  This matter has been remanded back to the trial court for further proceedings.

.

Item 3.  Defaults upon Senior Securities

As of September 30, 2001, cumulative dividends were $1,942,500, which were undeclared, unpaid and were in arrears, with respect to our Series 1992–1 Preferred Stock, which class ranks prior to our Common Stock with regard to dividend and liquidation rights.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits  - None

(b)           Reports on Form 8–K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: November 14, 2001

	By	/s/ MICHAEL P. SHAUNNESSY
Michael P. Shaunnessy, Executive V.P. - Finance
(Principal Accounting and Financial Officer)