Form 10KSB
period 2001-12-31
FULL HOUSE RESORTS INC
filed 2002-03-29
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended: December 31, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 0-20630

FULL HOUSE RESORTS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	13-3391527
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 West Sahara Avenue, Suite 450 - Box 23, Las Vegas, Nevada 89102
(Address and zip code of principal executive offices)

(702) 221-7800
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 per Share
(Title of class)

Check whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year:  $4,995,826.

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 15, 2002 was: $1,965,488.

The number of shares outstanding of registrant’s $.0001 par value common stock, as of March 15 2002, was 10,340,380 shares.

PART I

1.             Description of Business.

BACKGROUND

Full House Resorts, Inc. develops and operates destination resorts and entertainment, gaming and commercial centers.  We operate Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware.  Midway Slots and Simulcast has a total of approximately 1,140 gaming devices, a 450-seat buffet, a 50-seat diner and an entertainment lounge area.  We also operate the Mill Casino, which, as of December 31, 2001, had approximately 350 video lottery terminals, 10 blackjack tables, nine poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar.  The Mill Casino is located on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon. We are also involved in the development of projects in Battle Creek, Michigan and Southern California.

Our involvement with Indian Tribes began in May 1994 when Lee Iacocca, currently one of our directors, brought to us opportunities to become involved in the development of gaming projects in the Detroit, Michigan metropolitan area together with certain Indian tribes that we refer to as the Organized Tribes, a second project in Michigan with the Nottawaseppi Huron Band of Potawatomi, a project in southern California with the Torres Martinez Desert Cahuilla Indians and the Harrington, Delaware project.

We were incorporated in Delaware on January 5, 1987.  Our executive offices are located at 2300 West Sahara Avenue, Suite 450 - Box 23, Las Vegas, Nevada 89102, telephone (702) 221-7800.

GTECH JOINT VENTURES

In April 1995, we entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue gaming opportunities.   Excluded from these agreements was the Deadwood Gulch Resort, which we then owned.  Pursuant to the agreements, joint venture companies equally owned by Dreamport, Inc., the gaming and entertainment subsidiary of GTECH, and Full House were formed.  We contributed our rights to the North Bend, Oregon facility and our rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.

In payment for our interest in the joint venture companies, we contributed cash and other intangible assets to the companies and committed to loan the joint venture companies up to $16.4 million to complete the North Bend, Oregon and Delaware facilities.  We agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans.  The Delaware and Oregon loans have been repaid in full.  GTECH also agreed to make loans to us for our portion of the financing of projects if we were unable to otherwise obtain financing.  GTECH provided project management, technology and other expertise to analyze, develop and manage the implementation of opportunities developed by the joint venture companies.  GTECH also loaned us $3.0 million, with interest payable monthly at prime, and the principal balance originally due in January 2001.  This note was paid in February 2002.  Although the loan was convertible into 600,000 shares of our common stock, the loan conversion clause expired without exercise.  As part of the GTECH relationship, Allen E. Paulson, William P. McComas and Lee Iacocca gave GTECH an option, which expired on December  29, 2000, to buy their shares should they propose to transfer them.

Acquisition of GTECH’s Interest

On March 30, 2001, we bought GTECH’s 50% interest in three joint venture projects that had been equally owned by the two companies:

Gaming Entertainment, LLC, owner of an agreement continuing through August 2002 with the Coquille Indian Tribe, which conducts gaming at The Mill Casino in North Bend, Oregon;

Gaming Entertainment (Michigan), LLC, owner of a management agreement with the Nottawaseppi Huron Band of Potawatomi to develop and manage a gaming facility near Battle Creek, Michigan; and

Gaming Entertainment (California), LLC, owner of a management agreement with the Torres Martinez Band of Desert Cahuilla Indians to manage a gaming facility near Palm Springs, California.

The purchase price was $1.8 million, and was funded through our existing credit facility.  As part of this transaction, GTECH extended the due date of our $3.0 million promissory note until January  25, 2002, with interest at prime.  This note was repaid in full in February 2002.  Also, as part of this transaction, GTECH was no longer required to provide the necessary financing for the development projects in Michigan and California.  Since we are unable to fund these projects alone, we are actively seeking other ways of financing these developments.  We cannot guarantee that satisfactory financing will be available.

This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.  We continue to own this joint venture with GTECH.

Below is a short description of our remaining joint venture with GTECH and the gaming projects and opportunities that we now own.

Projects Currently Operating

Midway Slots and Simulcast-—Harrington, Delaware

We opened Midway Slots and Simulcast, owned by Harrington Raceway, Inc. on August 20, 1996.  The original 35,000 square foot facility near Dover, Delaware, was developed, financed and is managed by a Full House-Dreamport joint venture company.  The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility under to a 15-year contract.  The facility opened with 500 gaming devices, a simulcast parlor and a small buffet.

During 1998, the 150-seat simulcast parlor was moved to the Harrington Raceway Grandstand, the food and beverage operation in the Grandstand was improved and expanded, and additional gaming devices were added to the facility bringing the total to 742.  Harrington Raceway, Inc. secured a bank loan to pay for these and other improvements and to pay off the development loan from the joint venture company.

In May 2000, the facility was expanded by an additional 35,000 square feet, the expansion of the food service offerings to include a 450-seat buffet and a 50-seat diner, and an entertainment lounge area.  The facility can now accommodate an additional 400 gaming devices.  The total cost of approximately $6.5 million was funded by the owner.

Midway Slots and Simulcast is located in Harrington, Delaware on Route 13, approximately 20 miles south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C.  Midway Slots and Simulcast is one of three facilities operating in Delaware.  The closest competing casino is in Dover and operates 2,000 devices, the maximum number allowed in Delaware.  The other facility is approximately 60 miles north of Harrington.

Under the 15 year management agreement, the venture receives a percentage of gross revenues and operating profits.  The joint venture company changed its management fee structure for revenues and operating profits in excess of defined amounts, in recognition of the owner providing complete financing for the May 2000 expansion.

The Mill Casino—North Bend, Oregon

The first phase of the facility known as the “Mill” opened on May 19, 1995 with 250 video lottery terminals, nine blackjack tables, three poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon.  As of December  31, 2001,

there were approximately 350 video lottery terminals, 10 blackjack tables and nine poker tables.  We bought 100% ownership in this agreement in March 2001.

We lease approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill is located.  We in turn sublease a portion of the land on which the casino is located back to the Tribe.   The sublease expires in August 2002.  If the sublease is not renewed the master lease will expire.  The Tribe is not expected to renew this lease.

The agreement with the Coquille Indian Tribe was amended in 1995 to:

•               reduce the obligation to provide financing to $10.4 million;

•               extend the date when repayments began; and

•               modify the method of computing participating rents and loan repayments.

Lease and debt payments started in 1995.  In 1996, the Tribe received a new $17.5 million loan to refinance certain outstanding indebtedness and finance the acquisition of gaming equipment and improvements to the gaming facility.  The initial development loan was repaid 100% from the refinancing. GTECH Corporation purchased a $2.0 million participation in the new loan, half of which we guaranteed.  In 2001, the Tribe secured additional financing for purposes of adding a small hotel, and GTECH was repaid their $2.0 million participation.  As part of these loans, the rights to receive a percentage of gross gaming revenues were subordinated to the debt.  Rental payments for the sublease were originally 13% of gaming revenue, but have decreased to 10% under the terms of our agreement. Also, if gross gaming revenue for any twelve-month period exceeds $20,000,000, then only 10% of amounts in excess of such threshold will be paid as rent under the sublease.  No Annual Percentage Rental will be paid after August  19, 2002.  Approximate gross gaming revenue for the year ended December 31, 2001 was $22,000,000.

The Mill is in North Bend, Oregon on the Port of Coos Bay.  The Coos County population, which including the Bay area, is approximately 65,000.  The Bay area’s economy is primarily based on forestry and fishing.  Oregon’s Coos Bay area is located on the Pacific Coast midway between San Francisco, California and Seattle, Washington.  The communities of Coos Bay, North Bend and Charleston are approximately 115 miles from Eugene, Oregon’s second largest city.  The North Bend Municipal Airport is Southwestern Oregon’s regional air terminal that provides commercial air service to and from Portland.

The Mill Casino is one of several Indian casinos operating in Oregon.  The closest competing casino is located approximately 90 miles from North Bend and operates approximately 700 devices, a card room, bingo and keno.  Two other facilities, which are 140 and 160 miles from North Bend, are located closer to Portland, Oregon.

Projects in Development

Nottawaseppi Huron Band of Potawatomi—Battle Creek, Michigan

We entered into a series of agreements in January 1995 with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to develop and manage gaming and non-gaming commercial opportunities for the Tribe.  The Tribe’s state reservation lands are in Southcentral Michigan.  If developed, the facility will target the Ft. Wayne, Indiana and Lansing and Detroit, Michigan metropolitan areas.

In December 1999, the Tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the Bureau of Indian Affairs.  A Full House-GTECH joint venture company had the exclusive right to provide financing and casino management expertise to the Tribe in exchange for a defined percentage of net profits and certain other considerations from any future gaming or related activities of the Tribe.  If the project is developed, a third party will be paid a royalty fee in lieu of its original 15% ownership interest in earlier contracts with the Tribe.

We acquired GTECH’s interest in this project in March 2001.  On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.

The Tribe achieved final federal recognition as a tribe in April 1996.  The Tribe obtained a Gaming Compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games.  The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes.  A lawsuit was filed in 1999 by “Taxpayers of Michigan Against Casinos” in Ingham County Circuit Court.  The lawsuit challenges the constitutionality of the approval process of these gaming compacts.  On January  18, 2000, Judge Peter D. Houk ruled that the compacts must be approved by a legislative bill rather than by resolution.  The State of Michigan filed an appeal to the Michigan Court of Appeals on February  4, 2000.  We joined in the appeal filing as an intervening defendant.  The appeal is still pending and oral arguments have not yet been scheduled.

Full House, along with the Tribe, continues to move forward with casino development plans while working toward a favorable resolution of the current litigation.  In December 1999, the management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission, which we refer to as the NIGC.  The parties have selected a parcel of land for the gaming enterprise.  The land is under option, and we have completed a Fee-to-Trust application that was sent by the Minneapolis regional office of the Bureau of Indian Affairs to the national office in Washington, D.C. in February 2002.  We are awaiting the notice of the intent to take the land into trust.  We met with the NIGC in January 2002 to review suggested revisions to the management agreements and are currently working with the Tribe to incorporate the appropriate changes.

On November 5, 1996, Michigan voters approved licenses for three gaming facilities within the City of Detroit, approximately 100 miles from the Battle Creek area.  Two temporary facilities began operations in 1999, and the third opened in 2000.  We do not believe that operation of three gaming facilities in Detroit will have a material adverse impact on the proposed Huron Potawatomi casino.

Torres Martinez Band of Desert Cahuilla Indians—Thermal, California

In April 1995, we entered into a Gaming and Development Agreement and a Gaming Management Agreement with the Torres Martinez Desert Cahuilla Indians.  The agreements give us certain rights to develop, manage, and operate gaming activities for the Tribe and the right to receive a defined percentage of the net revenues from gaming activities.  Our right to receive a percentage of the revenues is subject to our obligation to arrange or provide financing for the development.  The rights to these agreements were assigned to a Full House-GTECH joint venture company.  In 1997, a new Gaming Management Agreement was signed, further defining the rights and obligations of the Tribe and Full House.  In March 2001, we acquired GTECH’s interest in this project.

During 1996, the Tribe reached a settlement in its litigation with the Department of Justice and two water districts, under which the Tribe will be paid $14.0 million in compensation.  Additionally, the Tribe will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land, which was flooded by the rising level of the Salton Sea.  That settlement, which required legislative enactment, was approved by the U. S. House of Representatives and the Senate in December 2000.  The settlement allows the Tribe to acquire land in a specifically defined area (generally in the Palm Springs, California area) for purposes of conducting a gaming enterprise.

The Tribe asked the California governor to negotiate a compact allowing them to conduct gaming on their current reservation.  To date the request has not been honored.  In February 2001, an action was filed in U.S. District Court by several Card Club owners challenging the Tribal compacts.  The litigation claims that awarding exclusive rights to Indian Tribes violates federal statutory and constitutional law.  We understand that the governor is awaiting action by the courts before taking any further action with respect to our request and other pending compact requests.

In August 2001, we received a notice from the Tribe purporting to sever our relationship.  We are discussing an appropriate resolution of this matter including reimbursement for costs that we incurred on their behalf.  The Receivable on our balance sheet include a $25,000 advance due from the Tribe.  In addition, Gaming Contract Rights includes approximately $170,000 attributable to this contract.  We have incurred an aggregate of approximately $1 million in costs, including interest, on the Tribe’s behalf.  While there can be no assurance, we believe that we can recover the amounts carried on our balance sheet based upon the Tribe’s expressed intentions as well as the contractual rights that we continue to hold.

THEME HOTEL/CASINO—BILOXI, MISSISSIPPI

We bought a one-acre parcel of land on the gulf coast in Biloxi, Mississippi in February 1998, for $4,621,670 with the intent of developing a themed casino resort.  The land is near the interchange of Beach Blvd. and Interstate 110, and next to the Beau Rivage Resort developed by Mirage Resorts, Inc.  We later negotiated to buy and/or lease approximately six additional acres, which, together with the parcel already acquired, would constitute the project site.

In November 1998, we executed a series of agreements with Hard Rock Cafe International to develop the project in Biloxi, Mississippi.  The agreements give us the right to develop and operate a Hard Rock Casino in Biloxi.  We paid a territory fee of $2,000,000.  In September 1998, Full House and Allen  E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project.  Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and we agreed to contribute our rights to the Hard Rock agreements.  In June 2001, we agreed to dissolve this company with each party retaining their respective rights and assets.

Hard Rock was to be a partner with us in a Management and Development Agreement for an ongoing management fee.  In February 1999, we entered into various option agreements with several owners of the adjacent properties needed for our project.   We also started discussions with investment bankers concerning the financing for the project, and started preparing our offering materials.  During those discussions, it became clear that the expected capital market requirements for the project financing were not acceptable to either Hard Rock or us.

By mutual agreement we ended the Management and Development Agreement which relieved Hard Rock of its obligation to co-manage the facility.  We are still allowed to seek an equity partner to fill Hard Rock’s role. Additionally, the parties amended certain portions of the Licensing Agreement.  While negotiating to amend the agreements, we entered into discussions with potential equity partners.  Discussions with potential partners ended in November 1999 without a definitive agreement.

After being unable to find an equity partner, we were faced with expiring, but extendible, purchase options and deposits.  After analyzing the costs and risks of those options, we elected not to spend the necessary $600,000 for additional extensions, since it was unlikely that we would be able to complete the transaction by the extended expiration date.  As a result, the options expired and we forfeited our deposits, resulting in a write-off of $1,350,000 in 1999.  In addition in 1999, we also expensed the costs incurred for preparing the draft offering documents.

Although we no longer had agreements in place to control the development site, we continued communications with the various landowners and potential equity partners to assist in the development and management of the project.  During the third quarter of 2001, our discussions with various potential partners for the development of the Hard Rock - Biloxi project concluded with no agreement.  Because of the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we do not believe we can develop this project as planned.

Since we will not be developing this project as planned, we reviewed the carrying values of our Mississippi investments which include a one acre parcel of land acquired for $4,621,670, the Hard Rock license acquired for $2,000,000, and development permits and plans carried at $444,130.  We recorded an impairment provision of $4,593,800, to reduce the carrying value to $2,472,000, which primarily represents the value of our land parcel.  We also expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option that we chose not to exercise or renew.

GOVERNMENT REGULATION

The ownership, management, and operation of gaming facilities are subject to many federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction.  These laws, regulations and ordinances are different in each jurisdiction, but mostly deal with the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

Neither Full House nor any subsidiary may own, manage or operate a gaming facility unless they obtain proper licenses, permits and approvals.  Applications for a license, permit or approval may be denied for reasonable cause.  Most regulatory authorities license, investigate, and determine the suitability of any person who has a material relationship with us.  Persons having material relationships include officers, directors, employees, and security holders.

Once obtained, licenses, permits, and approvals must be renewed from time to time and generally are not transferable.  Regulatory authorities may at any time revoke, suspend, condition, limit, or restrict a license for reasonable cause.  License holders may be fined and in some jurisdictions and under certain circumstances gaming operation revenues can be forfeited.  We cannot guarantee that we will obtain any licenses, permits, or approvals, or if obtained, will be renewed or not revoked in the future.  In addition, a rejection or termination of a license, permit, or approval in one jurisdiction may have a negative effect in other jurisdictions.  Some jurisdictions require gaming operators licensed in that state to receive their permission before conducting gaming in other jurisdictions.

The political and regulatory environment for gaming is dynamic and rapidly changing.  The laws, regulations, and procedures dealing with gaming are subject to the interpretation of the regulatory authorities and may be amended.  Any changes in such laws, regulations, or their interpretations could have a negative effect on Full House.

Certain specific provisions applicable to us are described below.

Indian Gaming.  Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, which we refer to as the Regulatory Act), is regulated by federal, state and tribal governments.  The regulatory environment regarding Indian gaming is always changing.   Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on Full House or its operations.

The terms and conditions of management contracts or other agreements, and the operation of casinos on Indian Land, are subject to the Regulatory Act, which is implemented by NIGC.  The contracts also are subject to the provisions of statutes relating to contracts with Indian tribes, which are supervised by the Secretary of the U.S. Department of the Interior.  The Regulatory Act is interpreted by the Secretary of the Interior and the NIGC and may be clarified or amended by the judiciary or legislature.   Under the Regulatory Act, the NIGC has the power to:

•               inspect and examine certain Indian gaming facilities;

•               do background checks on persons associated with Indian gaming;

•               inspect, copy and audit all records of Indian gaming facilities;

•               hold hearings, issue subpoenas, take depositions, and adopt regulations; and

•               penalize violators of the Regulatory Act.

Penalties for Regulatory Act violators include fines, and possible temporary or permanent closing of gaming facilities.    The Department of Justice may also impose federal criminal sanctions for illegal gaming on Indian Lands and for theft from Indian gaming facilities.

The Regulatory Act also requires that the NIGC review tribal gaming ordinances.  Such ordinances are approved only if they meet certain requirements relating to:

•               ownership;

•               security;

•               personnel background;

•               record keeping and auditing of the tribe’s gaming enterprises;

•               use of the revenues from gaming; and

•               protection of the environment and the public health and safety.

The Regulatory Act also regulates Indian gaming and management contracts.  The NIGC must approve management contracts and collateral agreements, including agreements like promissory notes, loan agreements and security agreements.  A management contract can be approved only after determining that the contract provides for:

•               adequate accounting procedures and verifiable financial reports, copies of which must be furnished to the tribe;

•                                            tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income;

•                                            minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs;

•                                            a ceiling on the repayment of such development and construction costs; and

•                                            a contract term not exceeding five years and a management fee not exceeding 30% of profits if the Chairman of the NIGC determines that the fee is reasonable considering the circumstances; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term.

Under the Regulatory Act, we must provide the NIGC with background information, including financial statements and gaming experience, on:

•                                            each person with management responsibility for a management contract;

•                                            each of our directors; and

•                                            the ten persons who have the greatest direct or indirect financial interest in a management contract to which we are a party.

The NIGC will not approve a management company and may void an existing management contract if a director, key employee or an interested person of the management company:

•                                            is an elected member of the Indian tribal government that owns the facility being managed;

•                                            has been or is convicted of a felony or misdemeanor gaming offense;

•                                            has knowingly and willfully provided materially false information to the NIGC or a tribe;

•                                            has refused to respond to questions from the NIGC;

•                                            is a person whose prior history,  reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable, unfair or illegal activities in gaming or the business and financial arrangements incidental thereto; or

•                                            has tried to influence any decision or process of tribal government relating to gaming.

Contracts may also be voided if:

•                                            the management company has materially breached the terms of the management contract, or the tribe’s gaming ordinance; or

•                                            a trustee, exercising the skill and diligence to which a trustee is commonly held, would not approve such management contract.

The Regulatory Act divides games that may be played on Indian Land into three categories.  Class I Gaming includes traditional Indian games and private social games and is not regulated under the Regulatory Act.  Class II Gaming includes bingo, pull tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at a location where bingo is played.  Class III Gaming includes all other commercial forms of gaming, such as video casino games (e.g., video slots, video blackjack); so-called “table games” (e.g., blackjack, craps, roulette); and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

Class II Gaming is allowed on Indian Land if performed according to a tribal ordinance which has been approved by the NIGC and if the state in which the Indian Land is located allows such gaming for any purpose.  Class II Gaming also must comply with several other requirements, including a requirement that key management officials and employees be licensed by the tribe.

Class III Gaming is permitted on Indian Land if the same conditions that apply to Class II Gaming are met and if the gaming is performed according to the terms of a written agreement between the tribe and the host state.  The Regulatory Act requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts, and gives Indian tribes the right to get a federal court order to force negotiations.

The negotiation and adoption of tribal-state compacts is vulnerable to legal and political changes that may affect our future revenues and securities prices.  Full House cannot predict:

•                                            which additional states, if any, will approve casino gaming on Indian Land;

•                                            the timing of any such approval;

•                                            the types of gaming permitted by each tribal-state compact;

•                                            any limits on the number of gaming machines allowed per facility; or

•                                            whether states will attempt to renegotiate or take other steps that may affect existing compacts.

Under the Regulatory Act, Indian tribal governments have primary regulatory authority over gaming on Indian Land within the tribe’s jurisdiction unless a tribal-state compact has delegated this authority.   Therefore, persons engaged in gaming activities, including Full House, are subject to the provisions of tribal ordinances and regulations on gaming.

The NIGC has determined that provisions of the Regulatory Act dealing with management agreements do not control our present operations in North Bend, Oregon.

Tribal-State Compacts have been litigated in several states, including California and Michigan.  In addition, many bills have been introduced in Congress that would amend the Regulatory Act.   If the Regulatory Act were amended, the governmental structure and requirements by which Indian tribes may perform gaming could be significantly changed.

COMPETITION

The gaming industry is highly competitive.  Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; and card rooms.  The Indian-owned casinos that we developed and operate compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

Midway Slots and Simulcast is one of three facilities currently operating in Delaware.  In Oregon, the Mill Casino is one of several Indian casinos operating in that state.  The State of Michigan, a potential development site for Full House, currently has three gaming facilities operating in Detroit and numerous Indian casinos.

Additionally, we are in constant competition with other companies in the industry to acquire other legal gaming sites and for opportunities to manage casinos on Indian land.  Many of our competitors are larger in terms of potential resources and personnel.  Such competition in the gaming industry could adversely affect our ability to attract customers and thus, adversely affect operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from its managed casinos to competitors in such jurisdictions.

RISK FACTORS

In addition to factors discussed elsewhere in this Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of Full House.

The Gaming Industry is Highly Regulated.  Gaming facility ownership, management and operation is subject to many federal, state, provincial, tribal and/or local laws, regulations, and ordinances which are administered by particular regulatory agency or agencies in each jurisdiction.  These laws, regulations and ordinances are different in each jurisdiction but generally deal with the responsibility, financial stability and character of the owners and managers of gaming operations and persons financially interested or involved in gaming operations.  The change of these laws, regulations or ordinances could affect our performance.

We Currently Have Pending Litigation.  Full House and some of our current and former directors and officers are defendants in a lawsuit with Lone Star Casino regarding the potential acquisition of a riverboat casino on the Mississippi Gulf Coast.  We cannot guarantee the results of such litigation.

Our Future Capital Needs and Our Uncertainty of Obtaining Future Funding.  We believe we have enough revenue to finance present operations.  We will, however, need substantial additional funding to pursue gaming opportunities in Michigan and California.  We may not be able to get such financing if needed.  However, if we get such financing, you should know that any additional equity financings may be dilutive to Company shareholders, and any debt financing may involve additional restrictions.  An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals, and might require us to cease its operations entirely.

We Have Numerous Competitors.  The gaming industry is highly competitive.  Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; and card rooms.  The Indian-owned casinos that we developed and operate compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

Our Management Contracts Are of Limited Duration.  We are prohibited under the Regulatory Act from having an ownership interest in any casino we manage for Indian tribes.  The current management contract for the Coquille Indian Tribe, which conducts the gaming at The Mill Casino, ends in August 2002.  Our management contract for Midway Slots and Simulcast ends in August 2011.  If a management contract is not renewed we will lose the revenues from such contract which would have a negative effect on our results of operations.  There can be no assurance that our current management contracts will be renewed.

Our Management Contracts are Subject to Governmental or Regulatory Modification.  The NIGC has the power to require modifications to Indian management contracts under some circumstances or to void such contracts or secondary agreements including loan agreements if we fail to obtain the required approvals or to comply with the necessary laws and regulations.  While we believe that our management contracts meet the requirements of the Regulatory Act, NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract.  Such changes would have a negative effect on our profitability.

We Have Limited Recourses Against Tribal Assets.  Development of our gaming opportunities will require us to make substantial loans to tribes for the construction, development, equipment and operations.  Our only recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from casino operations.

We Depend Heavily on Key Personnel.  We currently have only four full time employees, and therefore we rely heavily on the efforts of each of these employees.  The loss of any of our personnel would have a negative impact on Full House.

We Have a Limited Base of Operations.  Our principal operations currently consist of the management of two facilities (Midway Slots and Simulcast and The Mill Casino).  The combination of the relatively small number of facilities and the potentially significant investment associated with any new managed facilities may cause our operating results to fluctuate significantly and adversely affect our profits.  Since we only operate two facilities, poor operation results from either facility greatly impact our profitability.  Additionally, delays in the opening or non-opening of any future casinos could also significantly affect our profitability.  Future growth in revenues and profits will depend on our ability to continue to increase the number of our managed casinos and facilities or develop new business opportunities.  There is no guarantee that we will be able to increase the number of managed casinos.

Risks Associated With New Development Activities.  The opening of each of the proposed facilities will depend on, among other things, the completion of construction, hiring and training of sufficient personnel and obtaining all regulatory licenses, permits, allocations and authorizations.  The number of the approvals needed to construct and open new facilities is extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

Even if approvals and financing are obtained, major construction projects entail significant risks, including a shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment.  Construction, equipment or stalling problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or any of these planned casino developments or otherwise affect their design.  In addition, once developed, we cannot guarantee that we will be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.

EMPLOYEES

As of March  19, 2002, we had four full time employees, three of whom are our executive officers.  Our joint venture operations have approximately 420 full time employees, and management believes that its relationship with its employees is good.  None of our employees are currently represented by a labor union, although such representation could occur in the future.

2.             Description of Property.

We lease approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill Casino is located.  We sublease the land on which the casino is located back to the Tribal entity.  The master lease expires in 2019 and the sublease expires on August 15, 2002 with options to renew.  Should the sublease not be renewed, the master lease will automatically terminate.  Pursuant to a July  19, 1995 addendum, we receive a percentage of “Gross Gaming Revenues” (as defined) of the casino.

A Full House-GTECH joint venture company has a lease and leaseback agreement with Harrington Raceway, Inc.  The lease encumbers the revenues of the gaming facility.  The lease is treated as a capital lease and payments began on August  20, 1996.

Full House bought a one-acre parcel of land in Biloxi, Mississippi in February 1998, which is intended to be a portion of a future gaming development site.

3.             Legal Proceedings.

In October 1994, we filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between us and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson, Second Judicial District of the Chancery Court of Harrison County, Mississippi).  Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud.  The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court.   In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star’s claim against us for breach of contract, which it remanded to the trial court for additional hearing.  In January 2000, LS Capital, successor entity to Lone Star Casino Corporation, announced that it had retained counsel to pursue the two remaining claims it had alleged against us which were not already dismissed by the Mississippi appellate courts.  In April 2000, the trial judge dismissed both counts for Lone Star’s failure to prosecute its claims for nearly twenty months after their remand from the Court of Appeals.  Lone Star appealed that ruling and the Mississippi State Court of Appeals reversed the dismissal, and in late 2001 again remanded the claims against the Company for breach of contract, back to the trial court for further proceedings.

In January 1999, we were advised that the Securities and Exchange Commission was conducting an inquiry into trading of our stock by our former President, Gregg R. Giuffria, for a period beginning prior to his association with Full House and continuing for a period after he became a consultant to Full House.  The SEC has admonished that this inquiry is not to be construed as an indication that any violations of federal securities laws have occurred.  We and Mr. Giuffria voluntarily provided all information requested, and cooperated fully with the SEC in its investigation.  We believe that Mr. Giuffria has reached a settlement agreement with the SEC, which does not involve the Company, and that the matter will be concluded upon the consummation of that settlement.

In September 2001, entities controlled by architect Paul Steelman filed a Notice of Lien against real property owned by the Company in Biloxi, Mississippi, and a complaint against the Company in Harrison County Circuit Court, allegedly based upon an unexecuted Standard Form of Agreement between Owner and Architect in regard to the Company’s former Hard Rock – Biloxi project (Paul Steelman Ltd. v. Full House Resorts, Inc.). The Company believes it has meritorious defenses and intends to vigorously defend the claim.

4.             Submission of Matters to a Vote of Security Holders.

None.

PART II

5.             Market for Common Equity And Related Stockholder Matters.

(a)           Market Information

Our common stock was listed by The Nasdaq SmallCap Market under the symbol FHRI until April  17, 2001.  The stock in now traded on the OTC Bulletin Board.  Set forth below are the high and low sales prices of the common stock as reported on the Nasdaq SmallCap Market System and the OTC Bulletin Board for the periods indicated.

	High	Low
Year Ended December 31, 2001

First Quarter	$1.22	$0.56
Second Quarter	0.95	0.65
Third Quarter	0.83	0.51
Fourth Quarter	0.51	0.26

Year Ended December 31, 2000

First Quarter	$1.63	$1.25
Second Quarter	2.25	1.00
Third Quarter	1.88	1.06
Fourth Quarter	1.50	0.25

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  On March 15, 2002, the last sale price of the Common Stock as reported by the OTC Bulletin Board was $0.41.

(b)           Holders

As of March  15, 2002, we had approximately 132 holders of record of our common stock.  We believe that there are over 1,200 beneficial owners.

(c)           Dividends

We have never paid dividends on our common stock or Preferred Stock since our inception.  Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.

Holders of our Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year.  Dividends on the Series 1992-1 Preferred Stock commenced accruing on July  1, 1992 and are cumulative.  We have not declared or paid the accrued dividends on our Preferred Stock which were payable since issuance, totaling $1,995,000 and, accordingly, are in default in regard thereto.

Since we are in default in declaring, setting apart for payment or paying dividends on the Preferred Stock, we are restricted from paying any dividend or making any other distribution or redeeming any stock ranking junior to the Preferred Stock.

We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and payment of preferred stock dividends and, accordingly, do not anticipate paying any cash dividends on our common stock in the near future.

6.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10–KSB contains forward -looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We note that many factors could cause our actual results and experience change significantly from the anticipated results or other expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10–KSB, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•                                            our growth strategies;

•                                            our development and potential acquisition of new facilities;

•                                            risks related to development and construction activities;

•                                            anticipated trends in the gaming industries;

•                                            patron demographics;

•                                            our ability to enter into additional contracts with sponsors and broadcast media;

•                                            access to capital;

•                                            our relationships with sponsors;

•                                            general market and economic conditions;

•                                            our ability to finance future business requirements;

•                                            the availability of adequate levels of insurance;

•                                            the ability to successfully integrate acquired companies and businesses;

•                                            management retention and development;

•                                            changes in Federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;

•                                            regulatory approvals;

•                                            competitive environment;

•                                            risks, uncertainties and other factors described from time to time in this and our other  SEC filings and reports.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

Accounting Policies

Our accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements.  As disclosed therein, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the recoverability of intangibles.  Various assumptions and other factors underlie the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions.  We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.  Historically, actual results have not significantly deviated from those determined using the estimates described above.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.  As a result of the acquisition of GTECH’s interest in three joint venture projects (Oregon, Michigan and California), our classification of revenues is not directly comparable to prior periods.  The revenues related to our Delaware contract continue to be reported as joint venture revenue, but as of March  31, 2001, the revenue related to the Oregon contract is reported as management fees.

Total operating revenues increased $1,072,497, or 27% from the prior year period. This increase is due to improved performance in Delaware and the acquisition of the additional 50% interest in the Oregon joint venture.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $2,974,674, an increase of $191,031, or 7%, compared to $2,783,643 in 2000.  On May  11, 2000, we opened an expansion of the Harrington facility, and these revenue increases are primarily attributable to the increased gaming capacity, coupled with continuing growth in the market.

Oregon.  The total fees attributable to the Oregon contract were $2,303,519 in 2001 compared to $2,279,372 in 2000.  As a result of our March 2001 acquisition of GTECH’s 50% interest, we received a total of $2,021,152 of these fees during 2001.  This compared to our joint venture share of revenues of $1,139,686 in the prior year.

Cost and Expenses.  As a result of our acquisition of GTECH’s interest in three joint venture projects, our classification of expenses is not directly comparable to prior periods.  The expenses related to our California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March  31, 2001, are reported as development costs.

Pre-opening and Development.  Total development related costs (joint venture pre-opening costs and development costs) for the California and Michigan projects were $955,441 in 2001, compared to $584,337 for the prior year.  The majority of these costs were due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act, as well as land option payments.  We also increased our ownership in these projects to 100%.

We also expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option in Biloxi, Mississippi that we chose not to exercise or renew.

General and Administrative Expenses.  General and administrative expenses decreased by $202,508 to $1,643,196 in 2001 compared to $1,845,704 in the prior year.  This decrease is primarily due to reduced payroll expenses and legal fees.

Impairment.  The Impairment provision of $4,593,800, recorded in the third quarter of 2001, resulted from an assessment of the carrying values of our Mississippi assets as a result of the unsuccessful conclusion of discussions with potential partners.  These assets totaled $7,065,800, for land, licenses and permits.  The reduction of the carrying value to $2,472,000 represents the estimated net realizable value of the land parcel.

Depreciation and Amortization.  Although our goodwill had been fully amortized as of September  30, 2001, as a result of the Gaming Rights acquired in the GTECH acquisition, our depreciation and amortization expense increased by $41,326.

Interest Expense.  Interest expense was $286,745 in 2001 compared to $328,379 in 2000.  The decrease of  $41,634 is primarily due to the reductions in the prime interest rate during 2001.

Interest and Other Income.  Interest and other income was comparable to the prior year and is primarily due to earnings on invested cash balances.

Income Tax Benefit (Provision).  The income tax benefit for the current year period is primarily a result of the expected tax benefit from the realization of the Impairment provision recorded in the third quarter.  The effective tax rate reflects a combination of state taxes on joint venture earnings combined with the tax effect of non-deductible amortization expenses.  At December  31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $173,000, which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

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

California Joint Venture.  Our share of costs associated with the California project amounted to $74,849 for the year ended December  31, 2000, as compared to $41,466 in 1999.  This increase was due to expenses associated with approval of the land settlement agreement.

Development Costs.  In 1999, we expensed development costs related to the Biloxi Project of $1,644,542.  These costs were primarily for land deposits and options of $1,350,000, which expired and were either not renewed, or the available extensions were not exercised.  Our negotiations with a potential joint venture partner broke off in November 1999, and as a result, we had no reasonable expectation of being able to consummate the land transaction prior to a later expiration of the available extension periods.  We also expensed $294,542 of deferred legal and consulting fees that were primarily due to a postponed debt offering for the project.

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

Interest and Other Income.  Interest and other income decreased by $279,291 for the year ended December  31, 2000.  In 1999, we received proceeds of $262,767 from a litigation settlement in connection with Full House’s land in Mississippi.

Income Tax Expense.  Income tax expense of $490,393 for the year ended December  31, 2000, primarily reflects state taxes due on joint venture revenues, coupled with the change in deferred taxes.  At December  31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $2,327,000, which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2010 through 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

Cumulative Effect of Change in Accounting Principle.  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98–5, “Reporting on Costs of Start-Up Activities.”  It requires that the costs of start-up activities that had been previously capitalized, be expensed as incurred.  During the first quarter of 1999, we expensed $824,045 of such costs that had been previously incurred by our joint venture investments, net of the related tax benefit of $280,175.

LIQUIDITY AND CAPITAL RESOURCES

We held cash and cash equivalents of $867,419 as of December  31, 2001.  Net cash provided by operating activities was $1,962,276 as compared to $1,578,842 in the prior year.  The increase is primarily due to the increased cash flow from Oregon as a result of acquiring the additional ownership.  Net cash used in investing activities was $2,000,000 compared to $962,499.  We used $1,800,000 to fund the GTECH acquisition and $200,000 as an advance to the Michigan Tribe.  In 2000, we used $962,499 in investing activities, primarily as net advances to joint ventures to fund expenses of the Michigan project. Financing activities provided net cash of $450,000 in 2001, as we drew $1,800,000 on our credit line to fund the GTECH acquisition, and repaid $1,350,000 during the year.  During 2000, we used cash in financing activities to repay $600,000 outstanding under our credit line.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February  25, 1999.  We have renewed this line on an annual basis, and in February 2002, the renewal also reduced the availability to $1,000,000.  The line bears interest adjustable daily at one-half percent above prime (5.25% at December 31, 2001) and requires interest payments monthly on the outstanding balance with all principal and accrued interest due at maturity on February  25, 2003.  At December  31, 2001, $600,000 was outstanding on the bank line.

Full House was a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities.  Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House were formed.  Full House contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.  GTECH contributed cash and other intangible assets and agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities.  Full House agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans, all of which have been repaid. GTECH also provided project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities.  GTECH also loaned Full House $3.0 million, which loan was convertible into 600,000 shares of Full House Common Stock.  The loan conversion clause expired without exercise.  In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements.  As part of this transaction, Allen  E. Paulson, William  P. McComas and Lee Iacocca granted to GTECH an option, which expired December  29, 2000, to purchase their shares should they propose to transfer them.    The parties are no longer required to present gaming opportunities to the other for joint development.

On March  30, 2001, we acquired GTECH’s 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, Gaming Entertainment (Michigan), LLC, and Gaming Entertainment (California), LLC.  The purchase price was $1.8 million, and was funded through Full House’s existing credit facility.  As part of this transaction, GTECH extended the due date of our $3.0 million promissory note until January  25, 2002, with interest at prime.  This note was paid in February 2002.

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal is due at maturity on February  15, 2003 unless earlier forgiven pursuant to its terms.

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

Our future cash needs will primarily be to fund general and administrative expenses.  As a result of the agreement with RAM, development funding cash needs for the Michigan project will be provided by RAM.  The Oregon contract will expire in August of 2002, leaving the Delaware joint venture as our sole source of operating cash thereafter.  We believe that adequate financial resources will be available to execute our current business plans.

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises.  In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  We are in the process of discussing an appropriate resolution of this matter that includes reimbursement for costs that we incurred on their behalf.  The Receivable on the balance sheet includes a $25,000 advance due from Torres-Martinez Tribe, and Gaming Contract Rights includes approximately $170,000 attributable to this contact.  We have incurred an aggregate of approximately $1 million, including interest, on behalf of Torres-Martinez Tribe.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of Torres-Martinez Tribe, as well as the contractual rights that we continue to hold.

In November 1998, we executed a series of agreements with Hard Rock related to the proposed development project in Biloxi, Mississippi.  Pursuant to a licensing agreement, Full House has the right to develop and operate a Hard Rock Casino in Biloxi.  We have paid a territory fee of $2,000,000.  In September 1998, Full House and Allen  E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project.  Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and we agreed to contribute our rights to the Hard Rock agreements.  In June 2001, we agreed to dissolve this company with each party retaining their respective rights and assets.

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

As of December  31, 2001, we had cumulative undeclared and unpaid dividends in the amount of $1,995,000 on the 700,000 outstanding shares of our 1992–1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Quantitative Disclosure About Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

Recent Accounting Pronouncements.  In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations” and SFAS No.  142, “Goodwill and Other Intangible Assets.”  SFAS  141 prohibits the pooling of interests method of accounting for business combinations initiated after June  30, 2001.  SFAS  142, which will be effective for Full House in January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

As of December  31, 2001, our goodwill, net of accumulated amortization, and the carrying value of the Hard Rock licensing and development rights have been reduced to zero.  Other existing intangibles consist of net Gaming Contract Rights of $5,390,239.  Full House has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No.  143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June  15, 2002.  Full House is assessing the impact of SFAS No.  143 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No.  144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.  121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”     The provisions of this Statement are effective for fiscal years beginning after December  15, 2001 and interim periods within those fiscal years.  Full House is assessing the impact of SFAS No.  144 on its financial position and results of operations.

7.             Financial Statements.

The following financial statements are filed as part of this Report:

•               Independent Auditors’ Report;

•               Consolidated Balance Sheets as of December  31, 2001 and 2000;

•               Consolidated Statements of Operations for the years ended December  31, 2001 and 2000;

•               Consolidated Statements of Stockholders’ Equity for the years ended December  31, 2001 and 2000;

•               Consolidated Statements of Cash Flows for the years ended December  31, 2001 and 2000;

•               Notes to Consolidated Financial Statements.

8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

9.             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)           Directors of Full House

The information required regarding the identification of our directors is incorporated by reference to the information in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

(b)           Executive Officers of Full House

Our executive officers and their ages as of March 22, 2002 are as follows:

Name	Age	Positions
William P. McComas	75	Chairman, Chief Executive Officer

Michael P. Shaunnessy	48	Executive Vice President, Chief Financial Officer

Megan G. McIntosh	46	Secretary

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

Michael P. Shaunnessy became Executive Vice President and Chief Financial Officer in July 1998.  Mr.  Shaunnessy has over 15 years experience in the gaming industry.   From 1995 to 1998, he was Vice President and Chief Accounting Officer of Primadonna Resorts, Inc., the developer of New York – New York in Las Vegas, Nevada.  He was with Aztar Corporation from 1983 to 1995, serving in senior financial positions at properties in New Jersey and Nevada, most recently as Vice President-Finance for the Tropicana Resort in Las Vegas.

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

10.          Executive Compensation.

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

11.          Security Ownership of Certain Beneficial Owners and Management.

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

12.          Certain Relationships and Related Transactions.

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2002 Annual Meeting of Stockholders of Full House.

13.          Exhibits and Reports on Form 8-K.

(a)           Exhibits

2.5           Assignment and Sale Agreement dated March  30, 2001 by and among GTECH Corporation, Dreamport, Inc., GTECH Gaming Subsidiary 2 Corporation, Full House Resorts, Inc., and Full House Subsidiary, Inc.  (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2001)

10.25       Master Lease between Coquille Economic Development Corporation (“CEDC”) and Full House (Incorporated by reference to Full House’s Post Effective Amendment No.  1 to Registration Statement on Form SB–2, No. 33–61580 as filed with the Securities and Exchange Commission on July  28, 1994)

10.26       Participating lease between CEDC and Full House (Incorporated by reference to Full House’s Post Effective Amendment No.  1 to Registration Statement on Form SB-2, No. 33–61580 as filed with the Securities and Exchange Commission on July  28, 1994)

10.34       Agreement between Green Acres Casino Management Company, Inc. and Full House dated January  4, 1995 (Incorporated by reference to Full House’s Annual Report on Form 10–KSB for the fiscal year ended December  31, 1994)

10.35       Agreement for Commercial Development between the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and Full House dated January  11, 1995 (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December  31, 1994)

10.36       Addendum to Class II and III Management Agreements among the Nottawaseppi Huron Band of Potawatomi, Green Acres Casino Management Company, Inc. and Full House dated January  12, 1995 (Incorporated by reference to Full House’s Annual Report on Form 10–KSB for the fiscal year ended December  31, 1994)

10.37       Gaming and Development Agreement between Full House and the Torres Martinez Desert Cahuilla Indians dated March  21, 1993 (incorporated by reference to Full House’s Quarterly Report on Form  10–QSB for the quarter ended March  31, 1995)

10.38       Gaming Management Agreement between Full House and the Torres Martinez Desert Cahuilla Indians dated April  23, 1993 (incorporated by reference to Full House’s Quarterly Report on Form 10–QSB for the quarter ended March  31, 1995)

10.43       Convertible Note dated July  26, 1996 in the original principal amount of $3,000,000 payable by Full House to GTECH Corporation (Incorporated by reference to Full House’s Annual Report on Form 10–KSB for the fiscal year ended December  31, 1995)

10.48       First Amended and Restated Participating Lease dated as of October  8, 1996 between Gaming Entertainment LLC and Coquille Economic Development Corporation (Incorporated by reference to Full House’s Annual Report on Form 10–KSB for the fiscal year ended December  31, 1996.)

10.49       First Amended and Restated Master Lease dated as of October  8, 1996 between Gaming Entertainment LLC and Coquille Economic Development Corporation (Incorporated by reference to Full House’s Annual Report on Form 10–KSB for the fiscal year ended December  31, 1996.)

10.50       Agreement dated as of November  18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and Full House (Incorporated by reference to Full House’s Annual Report on Form 10–KSB for the fiscal year ended December  31, 1996.)

10.51       Amended and Restated Class III Management Agreement dated November  18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10–KSB for the fiscal year ended December  31, 1996.)

10.52       License Agreement between Hard Rock Café International (USA), Inc. and Full House Mississippi, LLC dated November  18, 1998

10.54       Amendment to License Agreement between Hard Rock Café International (USA), Inc. and Full House Mississippi, LLC dated November  30, 1999

21            List of Subsidiaries of Full House Resorts, Inc.*

23.1         Consent of Deloitte & Touche LLP *

*  Filed herewith.

(b)           Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: March 25, 2002	By:	/s/ WILLIAM P. MCCOMAS
William P. McComas, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ WILLIAM P. MCCOMAS	March 25, 2002
William P. McComas, Chairman of the Board and
Chief Executive Officer

/s/ LEE A. IACOCCA	March 25, 2002
Lee A. Iacocca, Director

/s/ MICHAEL P. SHAUNNESSY	March 25, 2002
Michael P. Shaunnessy, Executive Vice President
(Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 15, 2002

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$867,419	$455,143
Receivables	209,992	–
Prepaid expenses	93,878	92,804
Total current assets	1,171,289	547,947

LAND HELD FOR DEVELOPMENT	2,472,000	4,621,670
FIXTURES AND EQUIPMENT, net	23,374	47,202
INVESTMENTS IN JOINT VENTURES	–	3,192,634
GOODWILL, net	–	379,713
RECEIVABLES	1,017,291	1,667,269
GAMING CONTRACT RIGHTS, net	5,390,239	–
DEFERRED TAX ASSET	1,375,949	294,900
DEPOSITS AND OTHER ASSETS	14,782	2,701,344
TOTAL	$11,464,924	$13,452,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,468	$18,106
Payable to joint ventures	48,033	27,831
Current portion of long-term debt	3,000,000	–
Accrued expenses	171,316	182,024
Total current liabilities	3,240,817	227,961

LONG-TERM DEBT, net of current portion	600,000	3,150,000
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,095,000 and $3,885,000, respectively	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(9,806,886)	(7,356,275)
Total stockholders’ equity	7,624,107	10,074,718
TOTAL	$11,464,924	$13,452,679

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
OPERATING REVENUES
Joint venture revenue	$3,257,041	$3,923,329
Management fees	1,738,785	–
Total operating revenues	4,995,826	3,923,329

OPERATING COSTS AND EXPENSES
Joint venture pre-opening costs	122,441	584,337
Development costs	1,083,000	–
General and administrative	1,643,196	1,845,704
Impairment	4,593,800	–
Depreciation and amortization	572,369	531,043
Total operating costs and expenses	8,014,806	2,961,084

INCOME (LOSS) FROM OPERATIONS	(3,018,980)	962,245

Interest expense	(286,745)	(328,379)
Interest and other income	9,067	11,616

INCOME (LOSS) BEFORE INCOME TAXES	(3,296,658)	645,482

INCOME TAX BENEFIT (PROVISION)	846,047	(490,393)

NET INCOME (LOSS)	(2,450,611)	155,089

Less, undeclared dividends on cumulative preferred stock	(210,000)	(210,000)

NET LOSS APPLICABLE TO COMMON SHARES	$(2,660,611)	$(54,911)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.26)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	10,340,380	10,340,380

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE JANUARY 1, 2000	700,000	$70	10,340,380	$1,034	$17,374,449	$(7,511,364)	$9,864,189

Net income	–	–	–	–	–	155,089	155,089

Amortization of deferred compensation expense	–	–	–	–	55,440	–	55,440

BALANCE DECEMBER 31, 2000	700,000	70	10,340,380	1,034	17,429,889	(7,356,275)	10,074,718

Net loss	–	–	–	–	–	(2,450,611)	(2,450,611)

BALANCE DECEMBER 31, 2001	700,000
		$70	10,340,380	$1,034	$17,429,889	$(9,806,886)	$7,624,107

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,450,611)	$155,089
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	572,369	531,043
Amortization of deferred compensation expense	–	55,440
Impairment	4,593,800	–
Expired purchase options	250,000	–
Equity in earnings of joint ventures	(3,134,600)	(3,338,992)
Distributions from joint ventures	3,438,348	3,818,533
Changes in operating assets and liabilities:
Receivables	(209,992)	34,057
Prepaid expenses	(1,074)	(5,214)
Deposits and other assets	(7,568)	19,141
Deferred taxes	(1,081,049)	319,183
Accounts payable and accrued expenses	(7,347)	(9,438)
Net cash provided by operating activities	1,962,276	1,578,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of 50% joint venture interests	(1,800,000)	–
Purchases of fixtures and equipment	–	(2,564)
Advances on receivable	(200,000)	–
Deposits on purchase options	–	(100,000)
Net advances to joint ventures	–	(859,935)
Net cash (used in) investing activities	(2,000,000)	(962,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,800,000	–
Repayment of debt	(1,350,000)	(600,000)
Net cash (used in) provided by financing activities	450,000	(600,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	412,276	16,343
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	455,143	438,800
CASH AND CASH EQUIVALENTS, END OF YEAR	$867,419	$455,143

Supplemental Cash Flow disclosure:
Gaming contract rights	$5,559,067
Receivable - joint ventures	(822,147)
Investments in joint ventures	(2,936,920)
Purchase of 50% joint venture interests	$1,800,000

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND NATURE OF OPERATIONS

Full House Resorts, Inc. (“Full House” or the “Company”) was incorporated in the State of Delaware on January 5, 1987.  We are currently pursuing various gaming opportunities throughout North America.

Effective December 29, 1995, we entered into a series of agreements with GTECH Corporation (“GTECH”) to jointly pursue gaming opportunities.  Pursuant to the agreements, four limited liability companies (“Joint Ventures”) were formed. We had a 50% interest in each joint venture, which was accounted for using the equity method.  On March 30, 2001 we acquired the GTECH ownership in three of these joint ventures, Oregon, Michigan and California, which are now wholly-owned and consolidated.  The Delaware venture was not included in this transaction and continues to be accounted for using the equity method.

Full House and its principal stockholder entered into an agreement to jointly pursue development of a themed casino resort in Biloxi, Mississippi and formed a limited liability company for such purpose, which was 50% owned by each member.  In June 2001, this arrangement was terminated by mutual agreement.

The consolidated financial statements include the accounts of Full House and all its majority–owned subsidiaries. Prior to March 31, 2001, we had four joint ventures with GTECH that were accounted for using the equity method.  On March 31, 2001 we purchased GTECH’s 50% interest in three of these joint ventures which are now wholly-owned by Full House, and accordingly are no longer accounted for using the equity method.  All material intercompany accounts and transactions have been eliminated.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - Cash in excess of daily requirements is invested in highly liquid short-term investments with maturities of three months or less when purchased.  Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

CONCENTRATIONS OF CREDIT RISK - Full House’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents.  A portion of Full House’s cash equivalents is in high quality securities placed with major banks and financial institutions.  Management does not believe that there is significant risk of loss associated with such investments.

INVESTMENTS IN JOINT VENTURES - Investments in joint ventures are accounted for using the equity method of accounting.  Under the equity method, original investments are recorded at cost and adjusted by Full House’s share of earnings, losses, and distributions of the joint ventures.

FIXTURES AND EQUIPMENT - Fixtures and equipment are stated at cost and consist primarily of office furniture and fixtures and computer equipment.  Depreciation is computed by the straight-line method over periods of 3 to 7 years.  Accumulated depreciation was $108,217 and $84,389 at December 31, 2001 and 2000, respectively.

GOODWILL - Goodwill represents the excess cost over the net assets of businesses acquired during 1995. Goodwill was being amortized on the straight-line basis over 6 years, and was fully amortized at December 31, 2001.  Full House reviews the carrying value of goodwill quarterly to determine whether any impairment has occurred.  Amortization expense was $379,713 and $506,268 for 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - Full House reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  During 2001, Full House recorded an impairment provision of $4,593,800, as described in Note 3.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of Full House’s cash and cash equivalents, receivables and accounts payable, approximates fair value because of the short maturity of those instruments.  Full House estimates the fair value of its long-term debt based on the current rates offered to Full House for loans of the same remaining maturities.  The estimated fair values of Full House’s long-term debt approximate their recorded values at December 31, 2001.

INCOME TAXES - Full House accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reflected in the financial statements or tax returns.  Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

EARNINGS PER COMMON SHARE - Basic earnings per share (“EPS”) is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common and common equivalent shares plus the weighted average number of options outstanding if their effect upon exercise would have been dilutive using the treasury stock method.

AWARDS OF STOCK-BASED COMPENSATION - Full House has adopted SFAS No. 123, “Accounting for Awards of Stock-Based Compensation” which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions where equity securities are issued for goods and services.  This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Full House continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and discloses the required pro forma effect on net income and net income per common share (Note 14).

SEGMENT REPORTING - Full House has three business segments consisting of operations, development and a corporate overhead department.  Full House evaluates performance primarily based upon operating income of the segment.  The accounting policies of the segments are the same as those described in this summary of significant accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS  - In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 142, which will be effective for Full House in January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

As of December 31, 2001, our goodwill, net of accumulated amortization, and the carrying value of the Hard Rock licensing and development rights have been reduced to zero.  Other existing intangibles consist of net Gaming Contract Rights of $5,390,239.  Full House has not yet determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June 15, 2002.  Full House is assessing the impact of SFAS No. 143 on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”   The provisions of this Statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  Full House is assessing the impact of SFAS No. 144 on its financial position and results of operations.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by Full House include estimated useful lives for depreciable and amortizable assets, and certain accrued liabilities.  Actual results could differ from those estimates.

3.             IMPAIRMENT

In September 2001, Full House, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” recorded an impairment charge of $4,593,800.

In November 1998, we executed a series of agreements with Hard Rock Cafe International (“Hard Rock”) related to the proposed development project in Biloxi, Mississippi.  Pursuant to a licensing agreement, we paid a territory fee of $2,000,000 and have the right to develop and operate a Hard Rock Casino in Biloxi. Full House and Allen E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project.  Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and we agreed to contribute our rights to the Hard Rock agreements.  In June 2001, we agreed to dissolve this company with each party retaining their respective rights and assets.  We then entered negotiations with interested parties to develop this project in various alternative forms.

During the third quarter, our discussions with various potential partners for the development of the Hard Rock - Biloxi project concluded with no agreement.  Based upon the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we do not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we have reviewed the carrying values of our Mississippi investments which include a one acre parcel of land acquired for $4,621,670, the Hard Rock license acquired for $2,000,000, and development permits and plans carried at $444,130.   We recorded an impairment provision of $4,593,800, to reduce the carrying value to $2,472,000, which represents the net realizable value of our land parcel.

4.             LAND HELD FOR DEVELOPMENT

On February 23, 1998, Full House purchased a parcel of land for $4,621,670 that represents a portion of a proposed gaming site in Biloxi, Mississippi.  During the third quarter of 2001, we recorded an impairment charge that reduced the carrying value of this parcel to $2,472,000. (See Note 3.)

5.             DEPOSITS AND OTHER ASSETS

On November 18, 1998, Full House executed a series of agreements with Hard Rock for purposes of developing a Hard Rock Hotel & Casino on the Gulf Coast of Mississippi.  Pursuant to these agreements we paid a Territory Fee of $2,000,000.  We subsequently incurred $444,130 of deferred costs related to this project. During the third quarter of 2001, we recorded an impairment charge which includes this total amount of $2,444,130.  (See Note 3.)

6.             RECEIVABLES

Full House has advanced funds to the Michigan and California Tribes to fund tribal operations and for development expenses related to these projects.  The repayment of these amounts is dependent upon the development of the projects, and ultimately, the successful operation of the facilities.  As of December 31, 2001 the net receivable represented $992,291 due from the Michigan Tribe and $25,000 due from the California Tribe.  The prior year balance included amounts due from the respective joint venture entities that had funded these projects.

The current receivables represent $180,774 due from Oregon for the December fees, and $29,218 due from the Delaware LLC.

7.             INVESTMENTS IN JOINT VENTURES

Full House entered into a series of agreements with GTECH in 1995 to jointly pursue gaming opportunities. Pursuant to the agreements, the following limited liability companies, each owned 50% by Dreamport, Inc.  (“Dreamport”), a subsidiary of GTECH, and 50% by Full House were formed:  Gaming Entertainment, LLC (“Oregon”), Gaming Entertainment (Delaware), LLC (“Delaware”), Gaming Entertainment (Michigan), LLC (“Michigan”), and Gaming Entertainment (California), LLC (“California”).

Full House contributed to the capital of the joint ventures its rights to agreements with the Oregon Tribe to finance and develop a gaming and entertainment facility in North Bend, Oregon and the rights to develop the California Tribe, Michigan Tribe and Delaware State Fair gaming projects.  In payment for its interest in the joint ventures, GTECH contributed cash and other intangible assets and committed to loan the joint ventures up to $16.4 million to complete the North Bend, Oregon and Delaware facilities

On March 30, 2001, we acquired GTECH’s 50% interest in three of these joint venture projects that had been equally owned by the two companies: Gaming Entertainment LLC, Gaming Entertainment (Michigan), LLC, and Gaming Entertainment (California), LLC.  The purchase price was $1.8 million, and was funded through Full House’s existing credit facility.  As part of this transaction, GTECH extended the due date of our $3.0 million promissory note, which was repaid in February 2002.

This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.  This joint venture continues to be equally owned by us and GTECH.

As a result of acquiring full ownership of three previous joint ventures, the classification of both revenue and expenses related to these projects has changed.  The revenues related to the Delaware contract continue to be reported as joint venture revenue, but as of March  31, 2001, the revenues related to the Oregon contract are reported as management fees.  The expenses related to the California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March  31, 2001, are reported as development costs.

The Investments in Joint Ventures on the balance sheet will now reflect only our ownership interest in the Delaware LLC, however, as of December 31, 2001 this investment is carried at zero because the aggregate cash distributions have exceeded the reported earnings of the joint venture by $48,033.  This amount is reflected on the balance sheet as Payable to Joint Ventures.  The Delaware LLC earnings are reported on the accrual basis while distributions are based on cash available.  During fiscal year 2002, the reported earnings should exceed cash distributions, as cash generated will be used to meet the outstanding accounts payable obligations of the entity.

8.             JOINT VENTURE ACQUISITION

On March 30, 2001, we acquired GTECH’s 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, owner of an agreement continuing through August 2002, with the Coquille Indian Tribe (“Oregon Tribe”), which conducts gaming at The Mill Casino in Oregon; Gaming Entertainment (Michigan), LLC, owner of a Management Agreement with the Nottawaseppi Huron Band of Potawatomi (“Michigan Tribe”) to develop and manage a gaming facility near Battle Creek; and Gaming Entertainment (California), LLC owner of a Management Agreement with the Torres-Martinez Band of Desert Cahuilla Indians (“California Tribe”) to develop and manage a gaming facility near Palm Springs.

The purchase price was $1,800,000, and was funded through our existing credit facility.  As part of this transaction, GTECH extended the due date of our $3,000,000 promissory note from January 25, 2001 until January 25, 2002, with interest at prime.  The note was paid in February 2002.  Also as part of this transaction, GTECH is no longer required to provide the necessary financing for the two development projects (Michigan and California) that we acquired.  This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.

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
	$1,403,854

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Receivables are attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprise.

The following summary pro forma results of operations assume that the acquisition occurred as of the beginning of the respective periods ended December 31:

	2001	2000
Operating revenues	$5,278,193	$5,063,015
Income (loss) before income taxes	(3,229,008)	825,727
Net income (loss)	(2,425,095)	197,515
Net loss applicable to common shares	(2,635,095)	(12,485)
Net loss per common share	(0.25)	(0.00)

GAMING ENTERTAINMENT, LLC

Oregon leases approximately 12.5 acres of tribal trust lands from an entity owned by the Oregon Tribe on which the gaming facility is located and subleases a portion of the land back to the same entity. The master lease expires in 2019 and the sublease expires in August 2002 with options to renew.  If the sublease is not renewed, this serves to automatically terminate the master lease.  The Tribe is not expected to renew this lease.  In July 1995, an addendum to the agreement with the Oregon Tribe was signed by Full House and Dreamport, which reduced the obligations to provide financing to $10.4 million, extended the date when payments began and modified the method of computing participating rents and loan repayments.  During 1995, the facility began operations.

Lease and debt payments started in 1995.  In 1996, the Tribe received a new $17.5 million loan to refinance certain outstanding indebtedness and finance the acquisition of gaming equipment and improvements to the gaming facility.  The initial development loan was repaid 100% from the refinancing. GTECH Corporation purchased a $2.0 million participation in the new loan, half of which we guaranteed.  In 2001, the Tribe secured additional financing for purposes of adding a small hotel, and GTECH was repaid their $2.0 million participation.  As part of these loans, the rights to receive a percentage of gross gaming revenues were subordinated to the debt.  Rental payments for the sublease were originally 13% of gaming revenue, but have decreased to 10% under the terms of our agreement. Also, if gross gaming revenue for any twelve-month period exceeds $20,000,000, then only 10% of amounts in excess of such threshold will be paid as rent under the sublease.  No Annual Percentage Rental will be paid after August  19, 2002.  Approximate gross gaming revenue for the year ended December 31, 2001 was $22,000,000.

GAMING ENTERTAINMENT (MICHIGAN), LLC

In late 1996, we renegotiated the management contract with the Michigan Tribe and with the 15% owner of the interests in the agreements. Under the new contract, the joint venture will finance, develop and manage gaming operations on reservation lands to be acquired near Battle Creek, Michigan.  The 15% owner will be paid a royalty fee in lieu of its original 15% ownership in earlier contracts.

On December  18, 1998, the Michigan legislature approved a gaming compact that had been negotiated between the Tribe and the Governor of Michigan.  A suit was filed in 1999 by “Taxpayers of Michigan Against Casinos” in Ingham County Circuit Court challenging the constitutionality of the approval process of these gaming compacts.  On January  18, 2000, Judge Peter D. Houk issued a ruling that the compacts must be approved by a legislative bill rather than by resolution.  The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000.  The joint venture company, as an intervening defendant, joined in the appeal filing.  The appeal is still pending and oral arguments have not yet been scheduled.

Full House and the Tribe have continued to move forward with casino development plans while working towards a favorable resolution of the current litigation.  The management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission (“NIGC”) in December 1999.  The parties have identified a suitable parcel of land for the gaming enterprise, which is under option, and have completed a Fee-to-Trust application that was sent by the Minneapolis regional office of the Bureau of Indian Affairs (“BIA”) to the national office in Washington, D.C. in February 2002.  We are now awaiting the notice of the intent to take the land into trust.  In January 2002, we met with the NIGC to review suggested revisions to the management agreements and are currently working with the Tribe to incorporate the appropriate changes.

GAMING ENTERTAINMENT (CALIFORNIA), LLC

Pursuant to an agreement with the California Tribe, we have certain rights to develop, manage and operate gaming activities for them.

During 1996, the Tribe reached a settlement in its litigation with the Department of Justice and two water districts, pursuant to which the Tribe will be paid $14.0 million in compensation, and will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land which was flooded by the rising level of the Salton Sea.  That settlement, which required legislative enactment, was approved by the U. S. House of Representatives and the Senate in December 2000.   Under the settlement, the Tribe may acquire land in a specifically defined area (generally in the Palm Springs, California area) for purposes of conducting a gaming enterprise.

The Tribe requested that the California governor negotiate a compact to allow them to conduct gaming on their current reservation.  To date the request has not been honored.  In February 2001, an action was filed in U.S. District Court by several Card Club owners that challenges the Tribal compacts.  The litigation claims that awarding exclusive monopoly rights to Indian Tribes violates federal statutory and constitutional law.   The governor has indicated that he will await action by the courts before taking any further action with respect to pending compact requests.

In August 2001, we received a notice from the California Tribe purporting to sever our relationship.  We are in the process of discussing an appropriate resolution of this matter that includes reimbursement for costs that we incurred on their behalf.  The Notes Receivable on the balance sheet includes a $25,000 advance due from the California Tribe and Gaming Contract Rights include approximately $170,000 attributable to this contract.  We have incurred an aggregate of approximately $1 million, including interest, on behalf of this Tribe.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of the Tribe, as well as the contractual rights that we continue to hold.

The following is a summary of condensed financial information for the joint ventures as of December 31, 2001 and 2000 and for the years then ended:

2001

CONDENSED BALANCE SHEET INFORMATION

	DELAWARE	OREGON	MICHIGAN	CALIFORNIA	TOTAL
Total assets	$667,264	$–	$–	$–	$667,264

Total liabilities	763,328	–	–	–	763,328

Members’ capital	(96,064)	–	–	–	(96,064)

CONDENSED STATEMENT OF OPERATIONS INFORMATION

Revenues	$18,407,301	$570,137	$–	$–	$18,977,438

Income (loss) from operations	5,949,348	564,734	(197,522)	(47,360)	6,269,200

Net income (loss)	5,949,348	564,734	(197,522)	(47,360)	6,269,200

Company’s equity in net income (loss)	2,974,674	282,367	(98,761)	(23,680)	3,134,600

2000

CONDENSED BALANCE SHEET INFORMATION

	DELAWARE	OREGON	MICHIGAN	CALIFORNIA	TOTAL
Total assets	$713,255	$177,596	$4,919,876	$11,610	$5,822,337

Total liabilities	248,222	–	2,912,064	439,043	3,599,329

Members’ capital	465,033	177,596	2,007,812	(427,433)	2,223,008

CONDENSED STATEMENT OF OPERATIONS INFORMATION

Revenues	$15,275,702	$2,311,497	$–	$–	$17,587,199
Income (loss) from operations	5,567,286	2,279,372	(1,018,975)	(149,699)	6,677,984

Net income (loss)	5,567,286	2,279,372	(1,018,975)	(149,699)	6,677,984

Company’s equity in net income (loss)	2,783,643	1,139,686	(509,488)	(74,849)	3,338,992

The joint venture entities are treated as partnerships for tax purposes and consequently, no tax provision or tax benefit is recognized at the venture level.

9.             GAMING CONTRACT RIGHTS

As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly-owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995.  Now that these are wholly-owned consolidated entities, these previously contributed rights are reflected in Gaming Contract Rights, along with the rights acquired in the GTECH acquisition of $1,403,854.

Contributed Michigan gaming rights	$4,155,213
Acquired gaming rights	1,403,854
Less accumulated amortization	(168,828)
Gaming Contract Rights, net	$5,390,239

The Michigan and California ventures are in the development stage.  Successful development and, ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand.  These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.

10.           LONG-TERM DEBT

                Long-term debt consists of the following:

	2001	2000
Unsecured note payable to GTECH Corporation; interest at the prime rate (4.75% at December 31, 2001) due monthly through January 25, 2002, at which time all unpaid principal and interest will be due.	$3,000,000	$3,000,000

Line of credit; interest at prime plus ½% (5.25% at December 31, 2001), payable monthly, principal due February 25, 2002. Amount represents the balance outstanding at December 31, under a $2,000,000 line of credit from Coast Community Bank, which provided the initial loan for the acquisition of Land in Biloxi, Mississippi.	600,000	150,000

Total	3,600,000	3,150,000
Less current portion	3,000,000	-

Long-term portion	$600,000	$3,150,000

                The scheduled maturities of debt are as follows:

2002	$3,000,000
2003	600,000

Total	$3,600,000

In February 2002, the GTECH note was paid.  Also, the bank line was extended for an additional year but was reduced to $1,000,000.

11.           STOCKHOLDERS’ EQUITY

Options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to a consultant.  These options were repriced in June 1998 at $2.25 per share (market value on the repricing date).  The fair value of $43,410 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 97 percent, risk-free interest rate of 5.0 percent, and expected life of 2.0 years.  As the options were granted to a nonemployee in return for services, consulting expense of $43,410 was recognized in 1998, along with an equivalent increase in paid in capital.  All of these options were exercisable at December 31, 2001.

On December 20, 1996, a consultant, who is also a principal stockholder, was granted an option to purchase 250,000 common shares at $3.69 in return for consulting services to be provided over an approximate three- year period.  The options vested immediately.  The fair value of $302,826 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 80 percent, risk-free interest rate of 6.0 percent, and expected life of 2.0 years.  As the options were granted to a non-employee in return for services, consulting expense was recognized ratably over the three-year service period commencing in 1997.

Options to purchase 70,001 shares of common stock at $2.06 per share (market value on date of grant) were issued in 1998 to Full House’s current President for services previously performed in a consulting capacity.  Full House recognized consulting expense of $116,224 and recorded an equivalent increase in paid in capital.  The fair value for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 95 percent, risk-free interest rate of 5.4 percent, and expected life of 2.0 years.  These options were forfeited in 2000.

Full House’s preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends.  If Full House is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock.  The stockholders’ right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $1,995,000 and $1,785,000 at December 31, 2001 and 2000, respectively.  Through December 31, 2001, no dividends have been declared or paid.

12.           INCOME TAX PROVISION

The income tax benefit (provision) recognized in the consolidated financial statements consists of the following:

		2001	2000
Current:	Federal	$(20,000)	$-
	State	(215,000)	(171,210)
	Total current	(235,000)	(171,210)
Deferred:	Federal	1,020,961	(336,810)
	State	60,086	17,627
	Total deferred	1,081,087	(319,183)

Total Benefit	(Provision)	$846,047	$(490,393)

A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2001	2000
Tax benefit (provision) at U.S. statutory rate	$1,120,864	$(219,464)
State taxes	(102,234)	(101,534)
Goodwill amortization	(186,504)	(172,131)
Other	13,921	2,736
Total	$846,047	$(490,393)

Full House’s deferred tax items as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforward	$58,855	$791,384
Tax credit carryforwards	51,706	27,294
Intangibles	1,097,772	763,679
Accrued expenses	7,609	6,034
Stock option plans	165,332	165,332
Asset impairment	1,452,386	–
Total deferred tax assets	2,833,660	1,753,723

Deferred tax liabilities:
Difference between book and tax basis of gaming rights	(1,454,325)	(1,454,325)
Other	(3,386)	(4,499)
Total deferred tax liabilities	(1,457,711)	(1,458,823)

Net	$1,375,949	$294,900

At December  31, 2001, Full House had net operating loss carryforwards for federal income tax purposes of approximately $173,000, which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

13.           SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Cash payments for interest for the years ended December 31, 2001 and 2000 were $286,939 and $321,911, respectively.

Income taxes paid for the years ended December 31, 2001 and 2000 were $291,422 and $174,708, respectively.

The following noncash investing and financing activities are not reflected in the consolidated statements of cash flows:

During the year ended December 31, 2000, additional paid-in capital increased by $55,440 as a result of granting and repricing stock options issued to non-employees for consulting services.

14.           COMMITMENTS AND CONTINGENCIES

Full House leases office space under a noncancellable lease expiring on March 31, 2002. Future minimum lease obligations are $19,980 for fiscal year 2002.  Rent expense pertaining to operating leases was $79,920 and $72,261 for the years ended December 31, 2001 and 2000, respectively.

In February 2002, Full House entered into a new noncancellable office lease expiring on March 31, 2007.  Future minimum lease obligations are $35,178 annually.

In October 1994, we filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between us and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson, Second Judicial District of the Chancery Court of Harrison County, Mississippi).  Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud.  The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court.   In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star’s claim against us for breach of contract, which it remanded to the trial court for additional hearing.  In January 2000, LS Capital, successor entity to Lone Star Casino

Corporation, announced that it had retained counsel to pursue the two remaining claims it had alleged against us which were not already dismissed by the Mississippi appellate courts.  In April 2000, the trial judge dismissed both those counts for Lone Star’s failure to prosecute its claims for nearly twenty months after their remand from the Court of Appeals.  Lone Star appealed that ruling and the Mississippi State Court of Appeals reversed the dismissal, and in late 2001 again remanded the claims against the Company for breach of contract, back to the trial court for further proceedings.

In September 2001, entities controlled by architect Paul Steelman filed a Notice of Lien against real property owned by the Company in Biloxi, Mississippi, and a complaint against the Company in Harrison County Circuit Court, allegedly based upon an unexecuted Standard Form of Agreement between Owner and Architect in regard to the Company’s former Hard Rock – Biloxi project (Paul Steelman Ltd. v. Full House Resorts, Inc.).  The Company believes it has meritorious defenses and intends to vigorously defend the claim.

Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House’s consolidated financial condition.

15.           STOCK-BASED COMPENSATION PLANS

At December 31, 2001, Full House had three stock-based compensation plans that are described below.  Full House applies APB Opinion No. 25 and related interpretations in accounting for these plans.  Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the Non-employee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder) and an informal director stock plan.  Had compensation cost for options granted under Full House’s three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS Statement 123, Full House’s net income (loss) and income (loss) per common share would have been restated to the pro forma amounts indicated below:

	2001	2000
Net income (loss)
As reported	$(2,660,611)	$155,089
Pro forma	$(2,651,118)	$399,687

Income (loss) per common share,
basic and diluted
As reported	$(0.26)	$(0.01)
Pro forma	$(0.26)	$0.04

The fair value of each option grant for the pro forma disclosure was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: expected volatility of 90% and 88%, risk-free interest rate of 3.5% and 6.6%, and expected life of 2.5 years.

Full House has reserved 300,000 shares of its common stock for issuance under the non-employee Director Stock Plan.  The Plan allows for options to be granted at prices not less than fair market value on the date of grant and are generally exercisable over a term of five years.  Full House issued 10,000 and 20,000 options under the Plan during both 2001 and 2000, respectively.

Full House has reserved 3,000,000 shares of its common stock for issuance under the 1992 Incentive Plan as amended in June 1999.  The Plan allows for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options.  Incentive stock options may be granted at prices not less than fair market value on the date of grant, while non-qualified incentive stock options may be granted at a price less than fair market value on the date of grant.  The persons eligible for such plan include employees and officers of Full House (whether or not such officers are also directors of Full House)

and consultants and advisors to Full House, who are largely responsible for the management, growth and protection of the business of Full House.  Options issued under the Incentive Plan are generally exercisable over a term of ten years.

During 2000, the departure of our former president resulted in the forfeiture of his options to purchase 800,000 shares.  There were no options issued under this plan during either 2001 or 2000.

On March 3, 1997 (“the Grant Date”), the Board of Directors approved a grant of an option (“Option”) to each of Full House’s three directors, to purchase 250,000 shares of common stock at an exercise price per share of $3.375, the closing price of the common stock on the Grant Date.  The Options were granted in consideration of the fact that services to Full House by such directors have exceeded and are expected to continue to exceed the duties of a typical corporate director.  On May 12, 1997, at Full House’s annual meeting, the stockholders ratified the Options.  The Options become exercisable in 50,000 share increments commencing April 9, 1997 and on each anniversary thereafter.  In addition, the Options for two of the directors provide that a 50,000 share increment became exercisable on the Grant Date.  In March 1998, 250,000 of these shares were forfeited, and in June 1998, the remaining 500,000 shares were repriced to $2.25 per share (fair market value at repricing).

The total options outstanding under the 1992 Incentive Plan, including the consulting options at December  31, 2001 and 2000 were 586,000.  The total options outstanding under the Non employee Director Stock Plan at December 31, 2001 and 2000 were 50,000 and 70,000, respectively.  The total options outstanding under the Director Stock Plan at December 31, 2001 and 2000 were 575,000.

A summary of the status of Full House’s stock option plans, including consultant options, as of December 31, 2001 and 2000, and changes during the years then ended is presented below:

	2001		2000
	WEIGHTED-AVERAGE		WEIGHTED- AVERAGE
	EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	1,231,000	$2.54	2,011,000	$2.35
Granted	10,000	0.90	20,000	1.57
Exercised	–	–	–	–
Forfeited	30,000	2.04	800,000	2.06

Outstanding at end of year	1,211,000	2.54	1,231,000	2.54
Exercisable at year-end	1,211,000	2.54	1,137,000	2.56

Weighted-average fair value of options granted during the year		$0.42		$1.32

As of December 31, 2001, the 1,211,000 options outstanding and exercisable have exercise prices ranging between $0.90 and $3.69, and a weighted average remaining contractual life of 4 years.

16.           SEGMENT REPORTING

Since the GTECH acquisition transaction, we now view our business in three primary business segments.  The Operations segment includes the performance of the Delaware and Oregon projects.  The Development segment includes costs associated with our activities in Michigan, California, and Mississippi.  The Corporate segment reflects the management and administrative expenses of the business.  The prior year amounts have been reclassified to conform with the current year presentation.

SUMMARY INFORMATION FOR THE YEARS ENDED DECEMBER 31,

2001

	Operations	Development	Corporate	Consolidated
Revenues	$4,995,826	$–	$–	$4,995,826
Development / Impairment	–	5,799,241	–	5,799,241
Income (loss) from operations	4,826,353	(6,237,895)	(1,607,438)	(3,018,980)
Interest expense	(218,872)	(67,873)	–	(286,745)
Other income	–	–	9,067	9,067
Tax (provision) benefit	(1,814,341)	2,119,081	541,307	846,047
Net income (loss)	2,793,140	(4,186,687)	(1,057,064)	(2,450,611)

Approximate Identifiable assets (a)	245,000	10,220,000	1,000,000	11,465,000

(a) Primarily as a result of the Impairment provision of $4,593,800 discussed in Note 3, partially offset by the $1,800,000 GTECH acquisition discussed in Note 4, the approximate identifiable assets for our Development segment have declined from previous periods.

2000

	Operations	Development	Corporate	Consolidated
Revenues	$3,923,329	$–	$–	$3,923,329
Development / Impairment	–	584,337	–	584,337
Income (loss) from operations	3,748,346	(921,849)	(1,864,252)	962,245
Interest expense	(328,379)	–		(328,379)
Other income	–	–	11,616	11,616
Tax (provision) benefit	(1,448,063)	329,900	627,770	490,393
Net income (loss)	1,971,904	(591,949)	(1,224,866)	155,089

Approximate Identifiable assets	232,000	12,369,000	852,000	13,453,000

17.           SUBSEQUENT EVENT

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal is due at maturity on February 15, 2003 unless earlier forgiven pursuant to its terms.

The proceeds of this loan, together with cash on hand, was used to repay the $3,000,000 GTECH note.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

21	List of Subsidiaries of Full House Resorts, Inc.

23.1	Consent of Deloitte & Touche LLP