Form 10KSB/A
period 2001-12-31
FULL HOUSE RESORTS INC
filed 2002-04-29
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB / A

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

4670 South Fort Apache Road, Suite 190, Las Vegas, Nevada 89147

(Address and zip code of principal executive offices)

(702) 221-7800

(Issuer’s Telephone Number, Including Area Code)

                Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of Each Class)	(Name of Each Exchange
on Which Registered)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 per Share

(Title of class)

                Check whether the registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

                State issuer’s revenues for its most recent fiscal year:  $4,995,826.

                The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of April 23, 2002 was: $3,355,710.

                The number of shares outstanding of registrant’s $.0001 par value common stock, as of April 23, 2002, was 10,340,380 shares.

Part III

9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and positions of all directors and executive officers of Full House as of April 23, 2002 are listed below, followed by a brief account of their business experience during the past five years.

Name	Age	Positions

William P. McComas	75	Chairman and Chief Executive Officer

Lee A. Iacocca	77	Director

Michael P. Shaunnessy	48	Director, Executive Vice President and Chief Financial Officer

Megan G. McIntosh	46	Secretary

William P. McComas has been a Director of the Company since November 1992.  He served as interim President of Full House Resorts between October 7, 1997 and April 9, 1998 and became Chairman of the Board and Chief Executive Officer on March 5, 1998.  He has been President of McComas Properties, Inc., a California real estate development company, since January 1984.  Mr. McComas and companies controlled by him have owned or developed several hotels and resorts, including Marina Bay Resort, Fort Lauderdale, Florida; Ocean Colony Hotel and Resort, Half Moon Bay, California; Residence Inn by Marriott, Somers Point, New Jersey; and five Holiday Inns located in Des Moines, Iowa; San Angelo, Texas; Suffern, New York; Niagara Falls, New York; and Fort Myers, Florida.

Lee A. Iacocca has been a Director of the Company since April 1998.  In 1997, he founded EV Global Motors, to design, market and distribute the next generation of electric vehicles.  Mr. Iacocca is former Chief Executive Officer and Chairman of the Board of Directors of Chrysler Corporation, retiring from those positions in 1992.  He retired as a Chrysler Director in September 1993 and continued to serve as a consultant to Chrysler until 1994.  He is Chairman of the Iacocca Foundation, a philanthropic organization dedicated to educational projects and the advancement of diabetes research, and is Chairman of the Committee for Corporate Support of Joslin Diabetes Foundation.  Mr. Iacocca is also Chairman Emeritus of the Statue of Liberty - Ellis Island Foundation and serves on the Advisory Board of Reading Is Fundamental, the nation’s largest reading motivation program.

Michael P. Shaunnessy was appointed a Director on March16, 2001.  He joined the Company in July 1998 as Executive Vice President and Chief Financial Officer. Mr. Shaunnessy has over 15 years experience in the gaming industry.  From 1995 to 1998 he was Vice President — Finance and Chief Accounting Officer of Primadonna Resorts, Inc.  He was with Aztar Corporation from 1983 to 1995, serving in senior financial positions at properties in New Jersey and Nevada. Mr. Shaunnessy received his Master of Science in Business Administration in Accountancy from Northern Illinois University in DeKalb, Illinois.

Megan G. McIntosh has been employed by Full House since December 1, 1994 and has been the Secretary of Full House since November 20, 1995.

Section 16(a) of the Securities Exchange Act of 1934 requires the directors and executive officers of Full House, and persons who own more than ten percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock.  Such persons are required by SEC regulation to furnish Full House with copies of all such reports they file.

To the knowledge of Full House, based solely on a review of the copies of such reports furnished to Full House and written representations that no other reports were required, we believe that all required Section 16(a) reports were timely filed in 2001.

10.        Executive Compensation.

The following table sets forth the annual compensation paid or accrued by the Company for services rendered during each year presented, for the Chief Executive, Operating, and Financial Officers of the Company (collectively, “Named Executive Officers”), for services in all capacities to the Company and its subsidiaries.  No other executive officer received over $100,000 in annual salary and bonus in 2001.

Summary Compensation Table

				Long-Term
				Compensation
	Annual Compensation			Number of
			Other	Securities
Name			Annual	Underlying
Principal Position	Year	Salary	Compensation	Options

William P. McComas, Chairman	2001	$250,000	-0-	-0-
and Chief Executive Officer	2000	250,000	-0-	-0-
	1999	250,000	-0-	-0-

Michael P. Shaunnessy, Executive	2001	$200,000	$-0-	-0-
V.P. and Chief Financial Officer	2000	200,000	50,000	-0-
	1999	200,000	-0-	-0-

Stock Options

Option Grants In Last Fiscal Year

The Company did not grant any options to purchase Common Stock to the Named Executive Officers during 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

The following table sets forth certain information concerning the fiscal year-end value of the unexercised stock options held by the Named Executive Officers.  No options were exercised by such officers in 2001.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 2001 Fiscal Year End		Value of Unexercised In-the-Money Options at 2001 Fiscal Year-End(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

William P. McComas	-0-	-0-	250,000	-0-	$-0-	$-0-
Michael P. Shaunnessy	-0-	-0-	176,000	-0-	-0-	-0-

(1)        Based upon the market value of the underlying securities at December 31, 2001 of $0.26, minus the exercise price of “in-the-money” options.

11.          Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 23, 2002, information with respect to the beneficial ownership of the Common Stock by (i) each person known by Full House to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of Full House, (iii) the executive officers of Full House named in the Summary Compensation Table, and (iv) all directors and executive officers of Full House as a group.

Name and Address	Shares of Common		Percentage of
of Beneficial Owner	Stock Owned(1)		Common Stock
			Outstanding

William P. McComas (2)	1,446,537	(3)	13.7%

Lee A. Iacocca (2)	1,381,471	(3)(4)	13.0%

LKL Family Limited Partnership	1,056,471		10.2%
10900 Wilshire Boulevard, Suite 310
Los Angeles, California 90024

Michael P. Shaunnessy (2)	176,000	(3)	1.7%

Allen E. Paulson Living Trust	3,181,500	(5)	30.8%
6001 Clubhouse Drive
P. O. Box 9660
Rancho Santa Fe, California 92067

All Officers and Directors	3,014,008	(6)	27.1%
as a Group (4 Persons)

(1)         Shares are considered beneficially owned, for purposes of this table only, if held by the person indicated as beneficial owner, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares the power to vote, to direct the voting of and/or dispose of or to direct the disposition of, such security, or if the person has a right to acquire beneficial ownership within 60 days, unless otherwise indicated in these footnotes.  Any securities outstanding which are subject to options or warrants exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(2)         The address for Messrs. McComas, Iacocca, and Shaunnessy is c/o Full House Resorts, 4670 South Fort Apache Road, Suite 190, Las Vegas, Nevada  89147

(3)         Includes options to purchase 250,000, 325,000, and 176,000 shares of Common Stock for Messrs. McComas, Iacocca, and Shaunnessy, respectively.

(4)         Includes 1,056,471 shares held by the LKL Family Limited Partnership of which Lee A. Iacocca is the General Partner.

(5)           Mr. Michael Paulson and Mr. Nick Diaco are trustees of the Allen E. Paulson Living Trust.

(6)           Includes 761,000 shares of Common Stock which may be purchased upon exercise of currently exercisable options.

12.        Certain Relationships and Related Transactions.

On September 10, 1998, the Company and Allen E. Paulson formed a limited liability company for the purpose of developing and owning a Hard Rock Hotel & Casino in Biloxi, Mississippi. The Company agreed to contribute its rights to various agreements with Hard Rock Cafe International (“Hard Rock”), and Mr. Paulson agreed to contribute a gaming vessel and its related equipment (the former Treasure Bay barge in Tunica, Mississippi).  Each member received a 50% interest for its contribution.

 In June 2001, we agreed to dissolve this company with each party retaining their respective rights and assets.

The agreements with Hard Rock provided for the exclusive right to develop a Hard Rock themed gaming facility in the defined territory in exchange for payment of a $2,000,000 territory fee, and annual continuing fees, as amended in November 1999, of  $2,500,000 plus 3% of hotel revenue.

In July 2000, Mr. Paulson passed away.  The Allen E. Paulson Living Trust now holds his Full House stock.

The Company believes that the terms of the transactions with Mr. Paulson were as favorable to Full House as would have been available from unrelated parties.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: April 25, 2002	By:	/s/ WILLIAM P. MCCOMAS
William P. McComas, CEO

                In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ WILLIAM P. MCCOMAS	April 25, 2002
William P. McComas, Chairman of the Board and
Chief Executive Officer

/s/ LEE A. IACOCCA	April 25, 2002
Lee A. Iacocca, Director

/s/ MICHAEL P. SHAUNNESSY	April 25, 2002
Michael P. Shaunnessy, Executive Vice President
(Principal Financial and Accounting Officer)