Form 10QSB
period 2002-03-31
FULL HOUSE RESORTS INC
filed 2002-05-15
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-20630

FULL HOUSE RESORTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3391527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4670 S. Fort Apache Road Suite 190 Las Vegas, Nevada	89147
(Address of principal executive offices)	(zip code)

(702) 221-7800
(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of  May 10, 2002, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	Other Information

Signatures

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2002	DECEMBER 31, 2001

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$465,065	$867,419
Receivables	291,276	209,992
Prepaid expenses	57,265	93,878
Total current assets	813,606	1,171,289

LAND HELD FOR DEVELOPMENT	2,472,000	2,472,000

FIXTURES AND EQUIPMENT - net	34,043	23,374

INVESTMENTS IN JOINT VENTURES	160,179	—

RECEIVABLES	1,077,291	1,017,291

GAMING CONTRACT RIGHTS - net	5,334,839	5,390,239

DEFERRED TAX ASSET	1,342,990	1,375,949

DEPOSITS AND OTHER ASSETS	17,713	14,782

TOTAL	$11,252,661	$11,464,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,346	$21,468
Payable to joint ventures	—	48,033
Current portion of long-term debt	2,381,260	3,000,000
Accrued expenses	207,859	171,316
Total current liabilities	2,614,465	3,240,817

LONG–TERM DEBT, net of current portion	600,000	600,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,147,500 and $4,095,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(9,392,797)	(9,806,886)
Total stockholders’ equity	8,038,196	7,624,107

TOTAL	$11,252,661	$11,464,924

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2002	2001
OPERATING REVENUES:
Joint venture revenue	$883,957	$1,004,313
Management fees	544,035	—
Total operating revenues	1,427,992	1,004,313

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	—	122,441
Development costs	215,561	250,000
General and administrative	408,503	398,224
Depreciation and amortization	60,457	132,662
Total operating costs and expenses	684,521	903,327

INCOME FROM OPERATIONS	743,471	100,986

Interest expense	(51,625)	(68,710)
Interest and other income	3,084	3,295

INCOME BEFORE INCOME TAXES	694,930	35,571

INCOME TAX PROVISION	(280,841)	(82,333)

NET INCOME (LOSS)	414,089	(46,762)

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$361,589	$(99,262)

NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted	$0.03	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$414,089	$(46,762)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	60,457	132,662
Expired purchase option	—	250,000
Equity in earnings of joint ventures	(883,957)	(881,872)
Distributions from joint ventures	675,746	851,084
Net advances to joint ventures	—	(452,394)
Changes in operating assets and liabilities:
Receivables	(81,284)	—
Prepaid expenses	36,613	(20,936)
Deposits and other assets	(2,931)	(7,567)
Deferred taxes	32,959	37,333
Accounts payable and accrued expenses	40,420	(100,858)

Net cash provided (used) by operating activities	292,112	(239,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of 50% joint venture interests	—	(1,800,000)
Advances on receivable	(60,000)	—
Purchase of fixtures and equipment	(15,725)	—

Net cash used in investing activities	(75,725)	(1,800,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from RAM note	2,381,260	—
Repayment of GTECH note	(3,000,000)	—
Proceeds from line of credit	—	1,800,000
Repayment of line of credit	—	(150,000)

Net cash provided (used) by financing activities	(618,740)	1,650,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(402,354)	(389,310)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	867,419	455,143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$465,065	$65,833

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The interim condensed consolidated financial statements of Full House Resorts, Inc. (the “Company” or “Full House”) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–KSB for the year ended December 31, 2001.  The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and all its majority–owned subsidiaries. Prior to March 31, 2001, Full House had four joint ventures with GTECH that were accounted for using the equity method.  On March 31, 2001 we purchased GTECH’s 50% interest in three of these joint ventures which are now wholly-owned by Full House, and accordingly are no longer accounted for using the equity method.  All material intercompany accounts and transactions have been eliminated.

Reclassifications - Certain prior period amounts have been reclassified to conform with the current period presentation.

2.             RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 142, which was effective for Full House in January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As of December 31, 2001, our goodwill, net of accumulated amortization, and the carrying value of the Hard Rock licensing and development rights were reduced to zero.  Other existing intangibles consist of net Gaming Contract Rights of $5,334,839.

The Company adopted SFAS 142 and SFAS 144 as of January 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64,  Amendment of SFAS No. 13, and Technical Corrections.”  The most significant provisions relate to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  SFAS

145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Generally, SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company has not yet determined the impact of SFAS 145 on its financial position and results of operations.

3.             JOINT VENTURE ACQUISITION

On March 30, 2001, we acquired GTECH’s 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, owner of a development agreement continuing through August 2002, with the Coquille Indian Tribe (“Oregon Tribe”), which conducts gaming at The Mill Casino in Oregon; Gaming Entertainment (Michigan), LLC, owner of a Management Agreement with the Nottawaseppi Huron Band of Potawatomi (“Michigan Tribe”) to develop and manage a gaming facility near Battle Creek; and Gaming Entertainment (California), LLC, owner of a Management Agreement with the Torres-Martinez Band of Desert Cahuilla Indians (“California Tribe”) to develop and manage a gaming facility near Palm Springs.

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
	$1,403,854

As part of the Michigan and California management agreements with the tribes, the Company has advanced funds for tribal operations and the construction of a tribal community center.  The Company has recorded receivables of $1,052,291 from Michigan and $25,000 from California, attributable to this funding.  The repayment obligations are dependent on the future profitable operation of the tribes’ gaming enterprises.

The following summary pro forma results of operations assume that the acquisition occurred as of the beginning of the respective periods ended March 31:

2001
Operating revenues	$1,286,680
Income before income taxes	154,997
Net income	32,060
Net loss applicable to common shares	(20,440)
Net loss per common share	(0.00)

4.             GAMING CONTRACT RIGHTS

As a result of the acquisition from GTECH, the three joint ventures that had previously been accounted for using the equity method are now wholly owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of Michigan gaming rights of $4,155,213 that we acquired in 1995 and contributed to the joint venture.  Now that these are wholly-owned consolidated entities, these rights are reflected in Gaming Contract Rights, along with the rights acquired in the GTECH acquisition of $1,403,854.

Contributed Michigan gaming rights	$4,155,213
Acquired gaming rights	1,403,854
Less accumulated amortization	(224,228)
Gaming Contract Rights, net (as of March 31, 2002)	$5,334,839

The Michigan and California ventures are in the development stage.  Successfully developing, and ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand. These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.

5.             JOINT VENTURE INVESTMENTS

Through March 30, 2001 the Company had four joint ventures with GTECH. The Investments in Joint Ventures on the balance sheet now reflects our ownership interest in only the Delaware LLC.

SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED MARCH 31,

2002	Delaware	Oregon	Michigan	California

Revenues	$4,768,676	$—	$—	$—
Income (loss) from operations	1,767,913	—	—	—
Net income	1,767,913	—	—	—

2001	Delaware	Oregon	Michigan	California

Revenues	$3,964,829	$570,137	$—	$—
Income (loss) from operations	1,443,892	564,734	(197,522)	(47,360)
Net income	1,443,892	564,734	(197,522)	(47,360)

6.             LONG - TERM DEBT

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  In addition, RAM is to provide the necessary funding for their development.  RAM advanced $2,381,260 to Full House in the form of a loan which bears interest adjustable daily at prime and requires interest payments monthly.  If the required federal approvals are not received prior to February 15, 2003, and RAM does not waive the approval requirement, then the principal amount becomes due and RAM shall forfeit its right to any interest in the projects.

The proceeds of this loan, together with cash on hand, was used to repay the $3,000,000 GTECH note.

7.             SEGMENT INFORMATION

Since the joint venture acquisition from GTECH, we now view our business in three primary business segments.  The Operations segment includes the performance of the Delaware and Oregon projects.  The Development segment includes costs associated with our activities in Michigan, California, and Mississippi.  The Corporate segment reflects the management and administrative expenses of the business.  The prior year amounts have been reclassified to conform with the current year presentation.

SUMMARY INFORMATION FOR THE THREE MONTHS  ENDED MARCH 31,

2002

	Operations	Development	Corporate	Consolidated
Revenues	$1,427,992	$—	$—	$1,427,992
Development costs	—	215,561	—	215,561
Income (loss) from operations	1,413,981	(256,951)	(413,559)	743,471
Net income (loss)	868,663	(183,660)	(270,914)	414,089

2001

	Operations	Development	Corporate	Consolidated
Revenues	$1,004,313	$—	$—	$1,004,313
Development costs	—	372,441	—	372,441
Income (loss) from operations	962,124	(456,819)	(404,319)	100,986
Net income (loss)	505,070	(287,124)	(264,708)	(46,762)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

First Quarter Ended March 31, 2002 Compared to First Quarter Ended March 31, 2001

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

Total operating revenues increased $423,679, or 42% from the prior year period. This increase is due to improved performance in Delaware and the acquisition of the additional 50% interest in the Oregon joint venture.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $883,957 for the first quarter ended March 31, 2002, compared to $721,946 in the prior year.  This $162,011 increase is primarily the result of continued market improvement coupled with an increase in gaming devices.  Midway Slots now operates approximately 1,270 machines, compared to 1,150 last year.

Oregon.  Our management fees from the Oregon contract were $544,035 compared to joint venture revenue of $282,367 in the prior year period.  This increase primarily reflects the increase in our ownership percentage.  A slight increase in gaming revenues at the property was more than offset by the reduction in the management fee structure from 11% of revenue to 10%, in accordance with the management agreement.  This agreement will expire in August 2002, and no further fees will be paid.

Cost and Expenses.  As a result of our acquisition of GTECH’s interest in three joint venture projects, our classification of expenses is not directly comparable to prior periods.  The expenses related to our California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March  31, 2001, are reported as development costs.

Pre-opening and Development.  Total development related costs (joint venture pre-opening costs and development costs) for the California and Michigan projects were $215,561 during the first quarter of 2002, compared to $122,441 for the prior year.  The majority of these costs were due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act, as well as land option payments

We expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option in Biloxi, Mississippi that we chose not to exercise or renew.

General and Administrative Expenses.   Expenses for the three months ended March 31, 2002 increased $10,279 as compared to the comparable period in 2001.  This increase is primarily due to increased payroll expenses resulting from staffing changes to accommodate the increased ownership of our development projects.

Depreciation and Amortization.  The $60,457 expense is comprised of depreciation of fixtures and equipment in the amount of $5,056 and amortization of the Gaming Rights acquired in the GTECH acquisition in the amount of $55,401.  The prior year amount included $6,095 of depreciation and $126,567 of goodwill amortization.  This goodwill was fully amortized as of September  30, 2001.

Interest Expense.  Interest expense decreased by $17,085 primarily as a result of lower interest rates.

Interest and Other Income.  Interest and other income was comparable to the prior year period and results primarily from interest on invested cash balances.

Income Tax Provision.   Income tax expense was $280,841. The effective tax rate reflects state taxes on joint venture earnings combined with the tax effect of non-deductible amortization expenses.  As a result of increased earnings and the elimination of goodwill, the effective tax rate for the current quarter was approximately 40%.

Liquidity and Capital Resources

At March 31, 2002, we had cash and cash equivalents of $465,065.  For the three months ended March 31, 2002, cash of $292,112 was provided by operating activities, as compared to $239,310 used by operations in the prior year period.  This change is primarily due to advances and distributions from the joint ventures, coupled with the change in our ownership percentage in the Oregon LLC.  Net cash used in investing activities was $75,725, primarily for advances to the Michigan tribe, compared to using $1,800,000 for the GTECH acquisition transaction in the prior year.  Financing activities used $618,740 during the current quarter reflecting the $3,000,000 repayment of the GTECH note and the receipt of a $2,381,260 advance under the RAM note. In the prior period, a $1,800,000 bank line draw was used to close the GTECH acquisition.  There was a net decrease in cash and cash equivalents of $402,354 during the first quarter of 2002.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February  25, 1999.  We have renewed this line on an annual basis, and in February 2002, the renewal also reduced the availability to $1,000,000.  The line bears interest adjustable daily at one-half percent above prime (5.25% at March 31, 2002) and requires interest payments monthly on the outstanding balance with all principal and accrued interest due at maturity on February  25, 2003.  At March  31, 2002, $600,000 was outstanding on the bank line.

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

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  In addition, RAM is to provide the necessary funding for their development.  RAM advanced $2,381,260 to Full House in the form of a loan which bears interest adjustable daily at prime and requires interest payments monthly (4.75% at March 31, 2002.).  If the required federal approvals are not received prior to February 15, 2003, and RAM does not waive the approval requirement, then the principal amount becomes due and RAM shall forfeit its right to any interest in the projects.

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

As a result of the agreement with RAM, development funding cash needs for the Michigan project will be primarily provided by RAM. Therefore, our future cash needs will primarily be to fund general and administrative expenses.  The Oregon contract will expire in August of 2002, leaving the Delaware joint venture as our sole source of operating cash thereafter.  We believe that adequate financial resources will be available to execute our current business plans.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2002:

		Payments Due by Period
	Total	2002	2003	2004	Thereafter
Long term debt	$2,981,260	$2,981,260	$—	$—	$—
Operating leases	175,890	26,383	35,178	35,178	79,151
Total	$3,157,150	$3,007,643	$35,178	$35,178	$79,151

As of March 31, 2002, we had cumulative undeclared and unpaid dividends in the amount of $2,047,500 on the 700,000 outstanding shares of our 1992–1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Quantitative Disclosure About Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

Recent Accounting Pronouncements.  In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.  141, “Business Combinations” and SFAS No.  142, “Goodwill and Other Intangible Assets.”  SFAS  141 prohibits the pooling of interests method of accounting for business combinations initiated after June  30, 2001.  SFAS 142, which was effective for Full House in January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

As of December  31, 2001, our goodwill, net of accumulated amortization, and the carrying value of the Hard Rock licensing and development rights were reduced to zero.  Other existing intangibles consist of net Gaming Contract Rights of $5,334,839.

The Company adopted SFAS 142 and SFAS 144 as of January 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  The most significant provisions relate to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Generally, SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company has not yet determined the impact of SFAS 145 on its financial position and results of operations.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The Securities Exchange Commission staff has decided not to recommend to the Commission that any charges be filed against Gregg Giuffria, a former president of Full House, in connection with their investigation of his ownership and trading in the stock of the Company.  It is our understanding that the investigation has been concluded without the filing of any charges and without any settlement of charges.

Item 3.  Defaults upon Senior Securities

As of March 31, 2002, cumulative dividends were $2,047,500, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992–1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.

10.56                     Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002.

(b)           Reports on Form 8–K;

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 11, 2002

	By:	/s/ MICHAEL P. SHAUNNESSY
Michael P. Shaunnessy, Executive V. P. and Chief Financial Officer