Form 10QSB
period 2002-06-30
FULL HOUSE RESORTS INC
filed 2002-08-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No.    0–20630

FULL HOUSE RESORTS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13–3391527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4670 S. Fort Apache Road
Suite 190
Las Vegas, Nevada	89147
(Address of principal executive offices)	(zip code)

(702) 221–7800

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2002, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

                                                                            FULL HOUSE RESORTS, INC

TABLE OF CONTENTS

PART I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001

Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2002 and 2001

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II.	Item 1.	Legal Proceedings

	Item 3.	Defaults Upon Senior Securities

	Item 6.	Exhibits and Reports on Form 8 – K

Signatures

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2002	2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$387,144	$867,419
Receivables	186,043	209,992
Prepaid expenses	28,194	93,878
Total current assets	601,381	1,171,289

LAND HELD FOR DEVELOPMENT	2,472,000	2,472,000
FIXTURES AND EQUIPMENT - net	30,552	23,374
INVESTMENTS IN JOINT VENTURES	498,581	—
RECEIVABLES	1,137,291	1,017,291
GAMING CONTRACT RIGHTS - net	5,279,439	5,390,239
DEFERRED TAX ASSET	1,407,234	1,375,949

DEPOSITS AND OTHER ASSETS	12,403	14,782

TOTAL	$11,438,881	$11,464,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,926	$21,468
Payable to joint ventures	—	48,033
Current portion of long-term debt	2,381,260	3,000,000
Accrued expenses	636,557	171,316
Total current liabilities	3,036,743	3,240,817

LONG–TERM DEBT, net of current portion	—	600,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,200,000 and $4,095,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(9,028,855)	(9,806,886)
Total stockholders’ equity	8,402,138	7,624,107
TOTAL	$11,438,881	$11,464,924

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED
	JUNE 30,
	2002	2001
OPERATING REVENUES:
Joint venture revenue	$836,598	$802,452
Management fees	600,884	593,425
Total operating revenues	1,437,482	1,395,877

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	—	—
Development costs	177,484	196,933
General and administrative	536,379	480,695
Depreciation and amortization	59,662	182,736
Total operating costs and expenses	773,525	860,364
INCOME FROM OPERATIONS	663,957	535,513

Interest expense	(38,482)	(90,974)
Interest and other income	350	2,886

INCOME BEFORE INCOME TAXES	625,825	447,425

INCOME TAX PROVISION	(261,883)	(254,643)

NET INCOME	363,942	192,782

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME APPLICABLE TO COMMON SHARES	$311,442	$140,282

NET INCOME PER COMMON SHARE, Basic and Diluted	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED
	JUNE 30,
	2002	2001
OPERATING REVENUES:
Joint venture revenue	$1,720,555	$1,806,765
Management fees	1,144,919	593,425
Total operating revenues	2,865,474	2,400,190

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	—	122,441
Development costs	393,045	446,933
General and administrative	944,882	878,919
Depreciation and amortization	120,119	315,398
Total operating costs and expenses	1,458,046	1,763,691
INCOME FROM OPERATIONS	1,407,428	636,499

Interest expense	(90,107)	(159,684)
Interest and other income	3,434	6,181

INCOME BEFORE INCOME TAXES	1,320,755	482,996

INCOME TAX PROVISION	(542,724)	(336,976)

NET INCOME	778,031	146,020

Less, undeclared dividends on cumulative preferred stock	105,000	105,000

NET INCOME APPLICABLE TO COMMON SHARES	$673,031	$41,020

NET INCOME PER COMMON SHARE, Basic and Diluted	$0.07	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	JUNE 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$778,031	$146,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,119	315,398
Expired purchase option	—	250,000
Equity in earnings of joint ventures	(1,720,555)	(1,684,324)
Distributions from joint ventures	1,173,941	1,529,462
Changes in operating assets and liabilities:
Receivables	23,949	(194,395)
Prepaid expenses	65,684	14,918
Deposits and other assets	2,379	(7,567)
Deferred taxes	(31,285)	221,976
Accounts payable and accrued expenses	462,698	(31,853)

Net cash provided by operating activities	874,961	559,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of 50% joint venture interests	—	(1,800,000)
Advances on receivable	(120,000)	(80,000)
Purchase of fixtures and equipment	(16,496)	—

Net cash used in investing activities	(136,496)	(1,880,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from RAM note	2,381,260	—
Repayment of GTECH note	(3,000,000)	—
Proceeds from line of credit	—	1,800,000
Repayment of line of credit	(600,000)	(450,000)

Net cash (used) provided by financing activities	(1,218,740)	1,350,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(480,275)	29,635
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	867,419	455,143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$387,144	$484,778

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–KSB for the year ended December 31, 2001.  The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

2.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with the exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early implementation encouraged.  The Company has not determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

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
	$1,403,854

The following summary pro forma results of operations assume that the acquisition occurred as of January 1, 2001:

Six Months Ended
June 30, 2001
Operating revenues	$2,682,557
Income before taxes	602,422
Net income	224,842
Net income applicable to common shares	119,842
Net income per common share	0.01

4.                                      RECEIVABLES

As part of the Michigan and California management agreements with the tribes, the Company has advanced funds for tribal operations and the construction of a tribal community center.  The Company has recorded receivables of $1,112,291 from Michigan and $25,000 from California, attributable to this funding.  The repayment obligations are dependent on the future profitable operation of the tribes’ gaming enterprises.

5.                     GAMING CONTRACT RIGHTS

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

Contributed Michigan gaming rights	$4,155,213
Acquired gaming rights	1,403,854
Less accumulated amortization	(279,628)
Gaming Contract Rights, net (as of June 30, 2002)	$5,279,439

The Michigan and California ventures are in the development stage.  Successfully developing, and ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand.  These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.  The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” as of January 1, 2002, and the adoption did not have a material impact on the Company’s consolidated financial statements.  In accordance with SFAS 142, the Company amortizes acquired gaming rights over the life of the contract.

6.                     JOINT VENTURE INVESTMENTS

Through March 30, 2001 the Company had four joint ventures with GTECH. The Investments in Joint Ventures on the balance sheet now reflects our ownership interest in only the Delaware LLC.

SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED JUNE 30,

2002	Delaware	Oregon	Michigan	California
Revenues	$5,003,137	$—	$—	$—
Income from operations	1,673,196	—	—	—
Net income	1,673,196	—	—	—

2001	Delaware	Oregon	Michigan	California
Revenues	$4,605,502	$—	$—	$—
Income from operations	1,604,905	—	—	—
Net income	1,604,905	—	—	—

                SUMMARY INFORMATION FOR THE SIX MONTH PERIODS ENDED JUNE 30,

2002	Delaware	Oregon	Michigan	California
Revenues	$9,771,813	$—	$—	$—
Income from operations	3,441,109	—	—	—
Net income	3,441,109	—	—	—

2001	Delaware	Oregon	Michigan	California
Revenues	$8,570,331	$570,137	$—	$—
Income (loss) from operations	3,048,797	564,734	(197,522)	(47,360)
Net income (loss)	3,048,797	564,734	(197,522)	(47,360)

7.                                      LONG — TERM DEBT

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

8.                                      SEGMENT INFORMATION

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

SUMMARY INFORMATION FOR THE THREE MONTHS  ENDED JUNE 30,

2002	Operations	Development	Corporate	Consolidated
Revenues	$1,437,482	$—	$—	$1,437,482
Development costs	—	177,484	—	177,484
Income (loss) from operations	1,423,471	(343,874)	(415,640)	663,957
Net income (loss)	879,063	(241,030)	(274,091)	363,942

2001	Operations	Development	Corporate	Consolidated
Revenues	$1,395,877	$—	$—	$1,395,877
Development costs	—	196,933	—	196,933
Income (loss) from operations	1,339,678	(376,960)	(427,205)	535,513
Net income (loss)	744,238	(271,406)	(280,050)	192,782

SUMMARY INFORMATION FOR THE SIX MONTHS  ENDED JUNE 30,

2002	Operations	Development	Corporate	Consolidated
Revenues	$2,865,474	$—	$—	$2,865,474
Development costs	—	393,045	—	393,045
Income (loss) from operations	2,837,452	(600,825)	(829,199)	1,407,428
Net income (loss)	1,747,726	(424,690)	(545,005)	778,031

2001	Operations	Development	Corporate	Consolidated
Revenues	$2,400,190	$—	$—	$2,400,190
Development costs	—	569,384	—	569,384
Income (loss) from operations	2,301,802	(833,779)	(831,524)	636,499
Net income (loss)	1,249,308	(558,530)	(544,758)	146,020

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

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

Total operating revenues increased $41,605, or 3% for the three month period and $465,284, or 19% for the six month period. This increase is due to improved performance in Delaware and the acquisition of the additional 50% interest in the Oregon joint venture.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $836,598 in 2002, an increase of $34,146, or 4% for the three month period, and $1,720,555, an increase of $196,157, or 13% for the six month period.  These increases are primarily the result of continued market improvement coupled with stringent cost controls.

Oregon.  Our management fees from the Oregon contract were $600,884 and $1,144,919 for the respective three and six month periods, compared to Oregon related revenues of $593,425 and $875,792 in the respective prior year periods.  The increase in the six month period primarily reflects the increase in our ownership percentage.  A slight increase in gaming revenues during the three month period offset the reduction in the management fee structure from 11% of revenue to 10%, in accordance with the management agreement.  This agreement will expire in August 2002, and no further fees will be paid.

Cost and Expenses.  As a result of our acquisition of GTECH’s interest in three joint venture projects, our classification of expenses is not directly comparable to prior periods.  The expenses related to our California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March  31, 2001, are reported as development costs.

Pre-opening and Development.  Total development related costs (joint venture pre-opening costs and development costs) for the California and Michigan projects were $177,484 compared to $196,933 for the three month period, and $393,045 compared to $319,374 for the six month period.  The majority of these costs were related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act.

We expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option in Biloxi, Mississippi that we chose not to exercise or renew.

                General and Administrative Expenses. General and Administrative Expenses increased by $55,684 and $65,963 for the respective three and six month periods. These increases reflect an increase in payroll expenses resulting from staffing changes to accommodate the increased ownership of our development projects, an accrual of $125,000 for litigation settlement, and a reduction in rent expense.

Depreciation and Amortization.  Amortization of Gaming Contract Rights was $55,400 for the quarter and $110,800 for the six month period.  The prior year only included this amortization beginning April 1, 2001 as a result of the GTECH transaction. The prior year also included goodwill amortization of $126,567 and $253,134 for the respective three and six month periods.  This goodwill was fully amortized as of September  30, 2001.  Depreciation expense was $4,262 and $9,319 for the three and six month periods compared to $6,096 and $12,191 in the respective prior year periods.

Interest Expense.  Interest expense decreased by $52,492 and $69,577 for the three and six months ended June 30, 2002, compared to the respective prior year periods, due to lower outstanding borrowings coupled with a decrease in interest rates.

Interest and Other Income.  Interest and other income was comparable to the prior year periods and results primarily from interest on invested cash balances.

Income Tax Provision.   Income tax expense increased by $7,240 and $205,748 for the respective three and six month periods.  The increases primarily reflect the increase in earnings. The effective tax rate reflects state taxes on joint venture earnings combined with the tax effect of non-deductible amortization expenses.  As a result of increased earnings and the elimination of goodwill, the effective tax rate for the current year was approximately 40%.  The Company expects that its net operating loss carryforward will be fully utilized in the current year and the Accrued expenses on the balance sheet include approximately $400,000 in taxes payable.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents of $387,144.  For the six months ended June 30, 2002, cash of $874,961 was provided by operating activities, as compared to $559,635 in the prior year period.  This change is primarily due to improved earnings resulting primarily from the change in our ownership percentage in the Oregon LLC.  Net cash used in investing activities was $136,496, primarily for $120,000 in advances to the Michigan tribe, compared to using $1,880,000 in the prior year primarily for the GTECH acquisition transaction.  Financing activities used $1,218,740 during the current period reflecting the $3,000,000 repayment of the GTECH note, the receipt of a $2,381,260 advance under the RAM note, and a $600,000 reduction in bank borrowings.  In the prior period, a $1,800,000 bank line draw was used to close the GTECH acquisition and $450,000 was repaid.  There was a net decrease in cash and cash equivalents of $480,275 during the first six months of 2002.

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  In addition, RAM is to provide the necessary funding for their development.  RAM advanced $2,381,260 to Full House in the form of a loan which bears interest adjustable daily at prime and requires interest payments monthly (4.75% at June 30, 2002.).  If the required federal approvals are not received prior to February 15, 2003, and RAM does not waive the approval requirement, then the principal amount becomes due and RAM shall forfeit its right to any interest in the projects.

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

                On April 15, 2002 we announced the intent to hire an investment advisor to assist in enhancing shareholder value through the exploration of various strategic alternatives.  Although the process is ongoing, there can be no assurance that any substantive results will be achieved.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February  25, 1999.  We have renewed this line on an annual basis, and in February 2002, the renewal also reduced the availability to $1,000,000.  The line bears interest adjustable daily at one-half percent above prime (5.25% at June 30, 2002) and requires interest payments monthly on the outstanding balance with all principal and accrued interest due at maturity on February  25, 2003.  At June 30, 2002, there was nothing outstanding on the bank line.

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

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises.  In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  We are in the process of discussing an appropriate resolution of this matter that includes reimbursement for costs that we incurred on their behalf.  The Receivable on the balance sheet includes a $25,000 advance due from Torres-Martinez Tribe, and Gaming Contract Rights includes approximately $170,000 attributable to this contact.  We have incurred an aggregate of approximately $1 million in expenses, including interest, on behalf of Torres-Martinez Tribe.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of Torres-Martinez Tribe, as well as the contractual rights that we continue to hold.

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

In September 2001, our discussions with potential partners concluded with no agreements.  Based upon the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we do not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we reviewed the carrying values of our Mississippi investments and recorded an Impairment provision of $4,593,800, in the third quarter of 2001.

Contractual Obligations.

                The following table summarizes our contractual obligations as of June 30, 2002:

	Payments Due by Period
	Total	2002	2003	2004	Thereafter
Long term debt	$2,381,260	$	$2,381,260	$—	$—
Operating leases	167,096	17,589	35,178	35,178	79,151
Total	$2,548,356	$17,589	$2,416,438	$35,178	$79,151

As of June 30, 2002, we had cumulative undeclared and unpaid dividends in the amount of $2,100,000 on the 700,000 outstanding shares of our 1992–1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Quantitative Disclosure About Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

Recent Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with the exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early implementation encouraged.  The Company has not determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

                                                                        PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In the Paul Steelman Ltd. vs Full House Resorts, Inc. litigation filed in Harrison County Court in Mississippi, case #A2402-2001-183, the parties reached a settlement on July 31, 2002.   The Company agreed to pay $250,000 (half of which will be paid by the Allen E. Paulson Living Trust) in settlement of all claims.   In the second quarter of 2002, the Company recorded a $125,000 litigation settlement.

Item 3.  Defaults Upon Senior Securities

As of June 30, 2002, cumulative dividends were $2,100,000, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992–1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.
	99.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350

(b)	Reports on Form 8–K;
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date:  August 12, 2002

By: /s/  MICHAEL P. SHAUNNESSY

Michael P. Shaunnessy, Executive V. P.

and  Chief Financial Officer