Form 10QSB
period 2002-09-30
FULL HOUSE RESORTS INC
filed 2002-11-12
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2002, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$918,306	$867,419
Receivables	98,135	209,992
Prepaid expenses	145,791	93,878
Total current assets	1,162,232	1,171,289

LAND HELD FOR DEVELOPMENT	2,472,000	2,472,000

FIXTURES AND EQUIPMENT - net	26,987	23,374

INVESTMENTS IN JOINT VENTURES	335,091	—

RECEIVABLES	1,197,291	1,017,291

GAMING CONTRACT RIGHTS - net	5,231,335	5,390,239

DEFERRED TAX ASSET	1,089,829	1,375,949

DEPOSITS AND OTHER ASSETS	12,403	14,782

TOTAL	$11,527,168	$11,464,924

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$34,155	$21,468
Payable to joint ventures	—	48,033
Current portion of long-term debt	2,381,260	3,000,000
Accrued expenses	412,185	171,316
Total current liabilities	2,827,600	3,240,817

LONG–TERM DEBT, net of current portion	—	600,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,252,500 and $4,095,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(8,731,425)	(9,806,886)
Total stockholders’ equity	8,699,568	7,624,107

TOTAL	$11,527,168	$11,464,924

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,
	2002	2001
OPERATING REVENUES:
Joint venture revenue	$887,071	$911,025
Management fees	384,639	628,071
Total operating revenues	1,271,710	1,539,096

OPERATING COSTS AND EXPENSES:
Development costs	291,086	408,586
General and administrative	392,214	388,908
Impairment	—	4,593,800
Depreciation and amortization	51,668	187,971
Total operating costs and expenses	734,968	5,579,265

INCOME (LOSS) FROM OPERATIONS	536,742	(4,040,169)

Interest expense	(28,999)	(75,216)
Interest and other income	450	2,235

INCOME (LOSS) BEFORE INCOME TAXES	508,193	(4,113,150)

INCOME TAX (PROVISION) BENEFIT	(210,763)	1,349,589

NET INCOME (LOSS)	297,430	(2,763,561)

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$244,930	$(2,816,061)

NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted	$0.02	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
OPERATING REVENUES:
Joint venture revenue	$2,607,626	$2,717,790
Management fees	1,529,558	1,221,496
Total operating revenues	4,137,184	3,939,286

OPERATING COSTS AND EXPENSES:
Joint venture pre-opening costs	—	122,441
Development costs	684,131	855,519
General and administrative	1,337,096	1,267,827
Impairment	—	4,593,800
Depreciation and amortization	171,787	503,369
Total operating costs and expenses	2,193,014	7,342,956

INCOME (LOSS) FROM OPERATIONS	1,944,170	(3,406,670)

Interest expense	(119,106)	(234,900)
Interest and other income	3,884	8,416

INCOME (LOSS) BEFORE INCOME TAXES	1,828,948	(3,630,154)

INCOME TAX (PROVISION) BENEFIT	(753,487)	1,012,613

NET INCOME (LOSS)	1,075,461	(2,617,541)

Less, undeclared dividends on cumulative preferred stock	157,500	157,500

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$917,961	$(2,775,041)

NET INCOME (LOSS) PER COMMON SHARE, Basic and Diluted	$0.09	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNACONDENSED UDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,075,461	$(2,617,541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171,787	503,369
Impairment	—	4,593,800
Expired purchase option	—	250,000
Equity in earnings of joint ventures	(2,607,626)	(2,595,349)
Distributions from joint ventures	2,224,503	2,498,924
Changes in operating assets and liabilities:
Receivables	111,857	(315,693)
Prepaid expenses	(51,913)	(56,961)
Deposits and other assets	2,379	(7,567)
Deferred taxes	286,120	(1,197,025)
Accounts payable and accrued expenses	253,555	(42,017)

Net cash provided by operating activities	1,466,123	1,013,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of 50% joint venture interests	—	(1,800,000)
Advances on receivable	(180,000)	(140,000)
Purchase of fixtures and equipment	(16,496)	—

Net cash used in investing activities	(196,496)	(1,940,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from RAM note	2,381,260	—
Repayment of GTECH note	(3,000,000)	—
Proceeds from line of credit	—	1,800,000
Repayment of line of credit	(600,000)	(1,050,000)

Net cash (used in) provided by financing activities	(1,218,740)	750,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,887	(176,060)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	867,419	455,143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$918,306	$279,083

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10–KSB for the year ended December 31, 2001.  The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and all its majority–owned subsidiaries. Prior to March 31, 2001, Full House had four joint ventures with GTECH that were accounted for using the equity method.  On March 31, 2001 we purchased GTECH’s 50% interest in three of these joint ventures which are now wholly-owned subsidiaries of Full House, and accordingly are consolidated in the accompanying financial statements.  All material intercompany accounts and transactions have been eliminated.

2.                                      IMPAIRMENT

In September 2001, the Company, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” recorded an impairment charge of $4,593,800.

During the third quarter of 2001, our discussions with various potential partners for the development of a Hard Rock - Biloxi project concluded with no agreement.  Based upon the timing requirements in our agreements with Hard Rock, and the conditions in the tourism industry we did not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we reviewed the carrying values of our Mississippi investments which included a one acre parcel of land acquired for $4,621,670, the Hard Rock license acquired for $2,000,000, and development permits and plans carried at $444,130.   We recorded an impairment provision of $4,593,800, to reduce the carrying value to $2,472,000, which represents the net realizable value of our land parcel.

3.                                      JOINT VENTURE ACQUISITION

On March 30, 2001, we acquired GTECH’s 50% interest in three joint venture projects that had been equally owned by the two companies: Gaming Entertainment, LLC, owner of a development agreement that ended in August 2002, with the Coquille Indian Tribe (“Oregon Tribe”), which conducts gaming at The Mill Casino in Oregon; Gaming Entertainment (Michigan), LLC, owner of a Management Agreement with the Nottawaseppi Huron Band of Potawatomi (“Michigan Tribe”) to develop and manage a gaming facility near Battle Creek; and Gaming Entertainment (California), LLC, owner of a Management Agreement with the Torres-Martinez Band of Desert Cahuilla Indians (“California Tribe”) to develop and manage a gaming facility near Palm Springs.

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

	Value	Amortization Term
Michigan contract	$1,141,682	8.0 years
California contract	182,776	8.0 years
Oregon Contract	79,396	1.4 years
	$1,403,854

The following summary pro forma results of operations assume that the acquisition occurred as of January 1, 2001:

Nine Months Ended September 30, 2001
Operating revenues	$4,221,653
Income (loss) before taxes	(3,510,728)
Net income (loss)	(2,538,719)
Net income (loss)applicable to common shares	(2,696,219)
Net income (loss) per common share	(0.26)

4.                                      RECEIVABLES

As part of the Michigan and California management agreements with the tribes, the Company has advanced funds for tribal operations and the construction of a tribal community center.  The Company has recorded receivables of $1,172,291 from Michigan and $25,000 from California, attributable to this funding.  Our Michigan agreements provide for a monthly $20,000 payment to fund tribal operations.  The repayment obligations are dependent on the future profitable operation of the tribes’ gaming enterprises.

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

Contributed Michigan gaming rights	$4,155,213
Acquired gaming rights	1,403,854
Less accumulated amortization	(327,732)
Gaming Contract Rights, net (as of September 30, 2002)	$5,231,335

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

6.                                      JOINT VENTURE INVESTMENTS

Through March 30, 2001, the Company had four joint ventures with GTECH. The Investments in Joint Ventures on the balance sheet as of September 30, 2002 and December 31, 2001, reflects our ownership interest in only the Delaware LLC.  Furthermore, the joint venture revenue, and joint venture pre-opening costs, in the accompanying statements of operations includes only the revenues and costs from the California, Michigan, and Oregon joint ventures through March 31, 2001, the date they became wholly-owned subsidiaries.

SUMMARY INFORMATION FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,

	Delaware	Oregon	Michigan	California
2002

Revenues	$5,196,176	$—	$—	$—
Income from operations	1,774,142	—	—	—
Net income	1,774,142	—	—	—

2001

Revenues	$4,855,060	$—	$—	$—
Income from operations	1,822,049	—	—	—
Net income	1,822,049	—	—	—

SUMMARY INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	Delaware	Oregon	Michigan	California
2002

Revenues	$14,967,989	$—	$—	$—
Income from operations	5,215,251	—	—	—
Net income	5,215,251	—	—	—

2001

Revenues	$13,425,391	$570,137	$—	$—
Income (loss) from operations	4,870,846	564,734	(197,522)	(47,360)
Net income (loss)	4,870,846	564,734	(197,522)	(47,360)

7.                                      LONG – TERM DEBT

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

SUMMARY INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30,

	Operations	Development	Corporate	Consolidated
2002

Revenues	$1,271,710	$—	$—	$1,271,710
Development costs	—	291,086	—	291,086

Income (loss) from operations	1,264,998	(332,476)	(395,780)	536,742
Net income (loss)	820,854	(262,506)	(260,918)	297,430

2001

Revenues	$1,539,096	$—	$—	$1,539,096
Development costs and impairment	—	5,002,386	—	5,002,386

Income (loss) from operations	1,482,897	(5,128,167)	(394,899)	(4,040,169)
Net income (loss)	916,565	(3,418,861)	(261,265)	(2,763,561)

SUMMARY INFORMATION FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,

	Operations	Development	Corporate	Consolidated
2002

Revenues	$4,137,184	$—	$—	$4,137,184
Development costs	—	684,131	—	684,131

Income (loss) from operations	4,102,450	(933,301)	(1,224,979)	1,944,170
Net income (loss)	2,568,579	(687,195)	(805,923)	1,075,461

2001

Revenues	$3,939,286	$—	$—	$3,939,286

Development costs and impairment	—	5,571,760	—	5,571,760
Income (loss) from operations	3,784,699	(5,961,946)	(1,226,423)	(3,403,670)
Net income (loss)	2,165,873	(3,977,391)	(806,024)	(2,617,541)

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

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

Total operating revenues decreased $267,386 for the three month period primarily due to the August 2002 expiration of the Oregon agreement pursuant to its terms.  Revenues for the nine month period increased $197,898 due to improved performance in Delaware and the acquisition of the additional 50% interest in the Oregon joint venture.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $887,071, a decrease of $23,954 for the three month period, and $2,607,626, an increase of $172,203, for the nine month period.  The venture’s revenues for the three month period increased $341,116 while expenses, primarily payroll and promotional costs, increased by $352,023.  For the nine month period, revenues increased $1,542,598 while costs only increased $1,198,193.

Oregon.  Our management fees from the Oregon contract were $384,639 and $1,529,558 for the respective three and nine month periods, compared to Oregon related revenues of $628,071 and $1,503,863 in the respective prior year periods.  The increase in the nine month period primarily reflects the increase in our ownership percentage.  The decrease for the three month period is a result of the contract termination on August 18, 2002, pursuant to its terms.  There will be no further revenues related to this agreement.

Cost and Expenses.  As a result of our acquisition of GTECH’s interest in three joint venture projects, our classification of expenses is not directly comparable to prior periods.  The expenses related to our California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March  31, 2001, are reported as development costs thereafter.

Pre-opening and Development.  Total development related costs (joint venture pre-opening costs and development costs) for the California and Michigan projects were $291,086 compared to $408,586 for the three month period, and $684,131 compared to $727,960 for the nine month period.  The majority of these costs were related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act.

We expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option in Biloxi, Mississippi that we chose not to exercise or renew.  This expense is included in development costs in the accompanying condensed consolidated statement of operations.

General and Administrative Expenses. General and Administrative Expenses increased by $3,306 and $69,269 for the respective three and nine month periods. These increases reflect an increase in payroll expenses resulting from staffing changes to accommodate the increased ownership of our development projects, a litigation settlement of $125,000, and a reduction in rent expense.

Depreciation and Amortization.  In 2002, amortization of Gaming Contract Rights was $48,103 for the quarter and $158,903 for the nine month period.  The prior year only included this amortization beginning April 1, 2001 as a result of the GTECH transaction and amounted to $55,413 and $105,540 for the respective comparable periods.  The prior year also included goodwill amortization of $126,567 and $379,701 for the respective three and nine month periods.  This goodwill was fully amortized as of September  30, 2001.  Depreciation expense was $3,564 and $12,883 for the three and nine month periods compared to $5,991 and $18,128 in the respective prior year periods.

Interest Expense.  Interest expense decreased by $46,217 and $115,794 for the three and nine months ended September 30, 2002, compared to the respective prior year periods, due to lower outstanding borrowings coupled with a decrease in interest rates.

Interest and Other Income.  Interest and other income was comparable to the prior year periods and results primarily from interest on invested cash balances.

Income Tax Provision.   Income tax expense reflects state taxes on joint venture earnings combined with the tax effect of non-deductible amortization expenses.  As a result of increased earnings and the elimination of goodwill, the effective tax rate for the current year is approximately 41%.  The Company expects that its net operating loss carryforward will be fully utilized in the current year and the Accrued expenses on the balance sheet include approximately $250,000 in taxes payable.

Liquidity and Capital Resources

At September 30, 2002, we had cash and cash equivalents of $918,306.  For the nine months ended September 30, 2002, cash of $1,466,123 was provided by operating activities, as compared to $1,013,940 in the prior year period.  This change is primarily due to improved earnings resulting from the change in our ownership percentage in the Oregon LLC, as well as improving performance in Delaware.  Net cash used in investing activities was $196,496, primarily for $180,000 in advances to the Michigan tribe, compared to using $1,940,000 in the prior year primarily for the GTECH acquisition transaction.  Financing activities used $1,218,740 during the current period reflecting the $3,000,000 repayment of the GTECH note, the receipt of a $2,381,260 advance under the RAM note, and a $600,000 reduction in bank borrowings.  In the prior period, a $1,800,000 bank line draw was used to close the GTECH acquisition and $1,050,000 was repaid.  There was a net increase in cash and cash equivalents of $50,887 during the nine month period.

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  In addition, RAM is to provide the necessary funding for their development.  RAM advanced $2,381,260 to Full House in the form of a loan which bears interest adjustable daily at prime (4.75% at September 30, 2002) and requires interest payments monthly.  If the required federal approvals are not received prior to February 15, 2003, and RAM does not waive the approval requirement, then the principal amount becomes due and RAM shall forfeit its right to any interest in the projects.

On August 9, 2002, the United State Department of Interior gave notice of their intent to take land into trust for the Huron Potawatomi project in Battle Creek, Michigan.  On August 30, 2002, CETAC (Citizens Exposing Truth About Casinos) filed a complaint in Federal District Court for the District of Columbia, seeking to prevent this land from being taken into trust.  The Department of Justice is preparing its response and request for dismissal, which should be filed in early November.

As a result of the agreement with RAM, development funding cash needs for the Michigan project will be primarily provided by RAM. Therefore, our future cash needs will primarily be to fund general and administrative expenses.  The Oregon contract expired in August of 2002, leaving the Delaware joint venture as our sole source of operating cash.  We believe that adequate financial resources will be available to execute our current business plans.

On April 15, 2002 we announced the intent to hire an investment advisor to assist in enhancing shareholder value through the exploration of various strategic alternatives.  Although the process is ongoing, there can be no assurance that any substantive results will be achieved.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February  25, 1999.  We have renewed this line on an annual basis, and in February 2002, the renewal also reduced the availability to $1,000,000.  The line bears interest adjustable daily at one-half percent above prime (5.25% at September 30, 2002) and requires interest payments monthly on the outstanding balance with all principal and accrued interest due at maturity on February  25, 2003.  At September 30, 2002, there was nothing outstanding on the bank line.

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

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises.  In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  We continue to seek an appropriate resolution of this matter that includes reimbursement for costs that we incurred on their behalf.  The Receivable on the balance sheet includes a $25,000 advance due from Torres-Martinez Tribe, and Gaming Contract Rights includes approximately $150,000 attributable to this contact.  We have incurred an aggregate of approximately $1 million in expenses, including interest, on behalf of Torres-Martinez Tribe.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of Torres-Martinez Tribe, as well as the contractual rights that we continue to hold.

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

Contractual Obligations.

The following table summarizes our contractual obligations as of September 30, 2002:

		Payments Due by Period
	Total	2002	2003	2004	Thereafter
Long term debt	$2,381,260	$	$2,381,260	$—	$—
Operating leases	158,302	8,795	35,178	35,178	79,151
Total	$2,539,562	$8,795	$2,416,438	$35,178	$79,151

As of September 30, 2002, we had cumulative undeclared and unpaid dividends in the amount of $2,152,500 on the 700,000 outstanding shares of our 1992–1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Item 3.   Quantitative Disclosure About Market Risk.

Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

Our outstanding variable rate debt as of September 30, 2002 is $2,381,260.  A one-percentage point change in interest rates will cause our interest expense to change approximately $24,000 annually.

Item 4.   Controls and Procedures

Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 3.   Defaults Upon Senior Securities

As of September 30, 2002, cumulative dividends were $2,152,500, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992–1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

Item 6.   Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

10.57                 Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31, 1996.

10.58                 Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998.

10.59                 Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999.

10.60                 Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002.

10.61                 Employment Agreement between Full House Resorts, Inc. and Michael P. Shaunnessy dated January 1, 2002.

(b)                                 Reports on Form 8–K;

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: November 11, 2002

	By:	/s/ MICHAEL P. SHAUNNESSY
Michael P. Shaunnessy, Executive V. P. and Chief Financial Officer

CERTIFICATION

I, William P. McComas, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Full House Resorts, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make  the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002	By:	/s/ William P. McComas
William P. McComas Chief Executive Officer

I, Michael P. Shaunnessy, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Full House Resorts, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make  the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002	By:	/s/ Michael P. Shaunnessy
Michael P. Shaunnessy Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10–Q of Full House Resorts, Inc. for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the “Report’), I, William P. McComas, Chairman of the Board and Chief Executive Officer of Full House Resorts, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Full House Resorts, Inc.

Dated: November 11, 2002	By:	/s/ William P. McComas
William P. McComas
Chairman of the Board and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10–Q of Full House Resorts, Inc. for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the “Report”) I, Michael P. Shaunnessy, Executive Vice President and Chief Financial Officer of Full House Resorts, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Full House Resorts, Inc.

Dated: November 11, 2002	By:	/s/ Michael P. Shaunnessy
Michael P. Shaunnessy
Executive Vice President and Chief Financial Officer