Form 10KSB
period 2002-12-31
FULL HOUSE RESORTS INC
filed 2003-03-28
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2002

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-20630

FULL HOUSE RESORTS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	13-3391527
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4670 S. Fort Apache Rd., Suite 190, Las Vegas, Nevada 89147
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

State issuer’s revenues for its most recent fiscal year:  $4,817,681.

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2002 was: $1,717,549.

The number of shares outstanding of registrant’s $.0001 par value common stock, as of March 14 2003, was 10,340,380 shares.

Documents Incorporated By Reference

The Registrant’s Definitive Proxy Statement for its 2003 annual meeting of stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-KSB pursuant to General Instruction E 3 of the Form 10-KSB.  Information from such Definitive Proxy Statement will be incorporated by reference into Part III, items 9, 10, 11 and 12 hereof.

PART I

1.        Description of Business.

BACKGROUND

Full House Resorts, Inc. develops and operates destination resorts and entertainment and gaming centers.  We operate Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware.  Midway Slots and Simulcast has a total of approximately 1,400 gaming devices, a 450-seat buffet, a 50-seat diner and an entertainment lounge area.  We also operated, until August 2002, the Mill Casino, which is located on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon. We are also involved in the development of a Tribal project in Battle Creek, Michigan.

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

We were incorporated in Delaware on January 5, 1987.  Our executive offices are located at 4670 S. Fort Apache Rd., Suite 190, Las Vegas, Nevada 89147, telephone (702) 221-7800.

GTECH JOINT VENTURES

In April 1995, we entered into a series of agreements with GTECH Corporation, a wholly-owned subsidiary of GTECH Holdings Corporation, a leading supplier of computerized on-line lottery systems and services for government-authorized lotteries, to jointly pursue gaming opportunities.  Excluded from these agreements was the Deadwood Gulch Resort, which we then owned.  Pursuant to the agreements, joint venture companies equally owned by Dreamport, Inc., the gaming and entertainment subsidiary of GTECH, and Full House were formed.  We contributed our gaming rights to the North Bend, Oregon facility and our gaming rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.

In payment for our interest in the joint venture companies, we contributed cash and other intangible assets to the companies and committed to loan the joint venture companies up to $16.4 million to complete the North Bend, Oregon and Delaware facilities.  We agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans.  The Delaware and Oregon loans have been repaid in full.  GTECH also agreed to make loans to us for our portion of the financing of projects if we were unable to otherwise obtain financing.  GTECH provided project management, technology and other expertise to analyze, develop and manage the implementation of opportunities developed by the joint venture companies.  GTECH also loaned us $3.0 million, with interest payable monthly at prime, and the principal balance originally due in January 2001.  This note was paid in February 2002.  Although the loan was convertible into 600,000 shares of our common stock, the loan conversion clause expired without exercise.  As part of the GTECH relationship, Allen E. Paulson, William P. McComas and Lee Iacocca gave GTECH an option, which expired on December  29, 2000, to buy their shares should they have proposed to transfer them.

Acquisition of GTECH’s Interest

On March 30, 2001, we bought GTECH’s 50% interest in three joint venture projects that had been equally owned by GTECH and us:

Gaming Entertainment, LLC, owner of an agreement that continued through August 2002 with the Coquille Indian Tribe, which conducted gaming at The Mill Casino in North Bend, Oregon;

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

Project Currently Operating

Midway Slots and Simulcast—Harrington, Delaware

We opened Midway Slots and Simulcast, owned by Harrington Raceway, Inc. on August 20, 1996.  The original 35,000 square foot facility located near Dover, Delaware, was developed, financed and is managed by a Full House-Dreamport joint venture company.  The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility under a 15-year contract.  The facility opened with 500 gaming devices, a simulcast parlor and a small buffet.

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

In May 2000, the facility was expanded by an additional 35,000 square feet, the food service offerings were expanded to include a 450-seat buffet and a 50-seat diner, and an entertainment lounge area was added.  The facility now accommodates 1,430 gaming devices.  The cost of approximately $6.5 million was funded by the owner.

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

In November 2002, both Maryland and Pennsylvania elected governors supporting some type of gaming legalization.  Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have an impact on our facility.  The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities.

Project Operating During Part of 2002

The Mill Casino—North Bend, Oregon

The Mill Casino opened on May 19, 1995 with 250 video lottery terminals, nine blackjack tables, three poker tables, a restaurant and buffet, a saloon, a bingo hall, a gift shop and a snack bar on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon.  We originally received 13% of gaming revenue, but that decreased to 10% under the terms of the agreement.  Also, if gross gaming revenue for any twelve-month period exceeded $20,000,000, then only 10% of amounts in excess of such threshold would be paid.  No Fees were to be paid after August  19, 2002, the termination date of our agreement with the Tribe.  The contract expired according to its terms in August 2002.

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

The Tribe achieved final federal recognition as a tribe in April 1996.  The Tribe obtained a Gaming Compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games.  The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes.  A lawsuit was filed in 1999 by “Taxpayers of Michigan Against Casinos” in Ingham County Circuit Court.  The lawsuit challenged the constitutionality of the approval process of these gaming compacts.  On January  18, 2000, Judge Peter D. Houk ruled that the compacts must be approved by a legislative bill rather than by resolution.  The State of Michigan filed an appeal to the

Michigan Court of Appeals on February  4, 2000.  We joined in the appeal filing as an intervening defendant.  On November 12, 2002, the Michigan Court of Appeals unanimously overturned the lower court decision; ruling that the compacts were valid.  The plaintiff filed an appeal with the Michigan Supreme Court on December 3, 2002.  The parties have filed their initial briefs.

In December 1999, the management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission, which we refer to as the NIGC.  We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Tribe, have incorporated all the appropriate changes.

In December 1999, the Tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the Bureau of Indian Affairs.  The parties selected a parcel of land for the gaming enterprise, which is under option, and completed a Fee-to-Trust application that was submitted to the Bureau of Indian Affairs in Washington, D.C. in February 2002.  On August 9, 2002, the United States Department of Interior issued its notice to take the land into trust for the benefit of the Tribe.  On August 30, 2002 “Citizens Exposing Truth About Casinos” filed a complaint in Federal District Court for the District of Columbia, seeking to prevent this land from being taken into trust.   The parties have filed their initial briefs and are awaiting the scheduling of oral arguments.

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

We acquired GTECH’s interest in this project in March 2001.  On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM loaned us $2,381,260, which we used to retire our outstanding loan from GTECH.  The loan is to be converted to a 50% equity position in these projects once our management contracts receive regulatory approval, and the gaming site is taken into trust for the Tribe.  If these approvals were not received by February 15, 2003, then the loan was to be repaid and RAM would forfeit any interest in these ventures.  However, we have entered into an agreement to extend this date to August 15, 2003.

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

The Tribe asked the California governor to negotiate a compact allowing them to conduct gaming on their current reservation.  To date the request has not been honored.  In February 2001, an action was filed in U.S. District Court by several Card Club owners challenging the Tribal compacts.  The litigation claims that awarding exclusive rights to Indian Tribes violates federal statutory and constitutional law.  The court ruled in favor of the Tribal compacts.  We understood that the governor was awaiting action by the courts before addressing any pending compact requests.  The Tribe has been contacted by the governor’s office indicating a willingness to discuss their compact request.

In August 2001, we received a notice from the Tribe purporting to sever our relationship.  Our balance sheet includes as a receivable, a $25,000 advance due from the Tribe.  In addition, Gaming and Contract Rights includes approximately $140,000 attributable to this contract.  We have incurred an aggregate of approximately $1 million in costs, including interest, on the Tribe’s behalf.  In June 2002, the Tribe requested additional documentation concerning these costs, which we have provided.  We are discussing an appropriate resolution of this matter including reimbursement for costs that we incurred.  While there can be no assurance, we believe that we can recover the amounts carried on our balance sheet based upon the Tribe’s expressed intentions as well as our contractual rights.

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

Although we no longer had agreements in place to control the development site, we continued communications with the various landowners and potential equity partners to assist in the development and management of the project.  During the third quarter of 2001, our discussions with various potential partners for the development of the Hard Rock - Biloxi project concluded with no agreement.  Because of the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry, we do not believe we can develop this project as planned.

Since we will not be developing this project as planned, we reviewed the carrying values of our Mississippi investments which include a one acre parcel of land acquired for $4,621,670, the Hard Rock license acquired for $2,000,000, and development permits and plans carried at $444,130.  We recorded an impairment provision of $4,593,800, to reduce the carrying value to $2,472,000, which primarily represents the estimated fair value of our land parcel.  We also expensed $250,000 in the first quarter of 2001 related to the expiration of a land purchase option that we chose not to exercise or renew.

In November 2002, we entered into a termination agreement with Hard Rock with respect to the Licensing Rights, which were due to expire by contract on November 20, 2003.  We received $100,000 in exchange for relinquishing any right we had to prevent Hard Rock from entering into any other licensing agreements in Mississippi prior to the original contract termination date.  Additionally, if Hard Rock executes a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period.

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

The terms and conditions of management contracts or other agreements, and the operation of casinos on Indian Land, are subject to the Regulatory Act, which is implemented by the NIGC.  The contracts also are subject to the provisions of statutes relating to contracts with Indian tribes, which are supervised by the Secretary of the U.S. Department of the Interior.  The Regulatory Act is interpreted by the Secretary of the Interior and the NIGC and may be clarified or amended by the judiciary or legislature.   Under the Regulatory Act, the NIGC has the power to:

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

Midway Slots and Simulcast is one of three facilities currently operating in Delaware.  In addition, in November 2002, both Maryland and Pennsylvania elected governors supporting some type of gaming legalization.  Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have an impact on our facility.  The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities.

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

We Are Currently a Defendant in Litigation Which Could Result in an Obligation to Pay Substantial Amounts.  Full House and some of our current and former directors and officers are defendants in a lawsuit with Lone Star Casino regarding the potential acquisition of a riverboat casino on the Mississippi Gulf Coast.  We cannot guarantee the results of such litigation.

We Will Need Additional Capital to Pursue Gaming Opportunities.  We believe we have enough revenue to finance present operations.  We will, however, need substantial additional funding to pursue gaming opportunities in Michigan and California.  We may not be able to get such financing.  If we get such financing, you should know that any additional equity financings may be dilutive to shareholders, and any debt financing may involve additional restrictions.  An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals, and might require us to cease operations entirely.

We Have Numerous Competitors.  The gaming industry is highly competitive.  Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; and card rooms.  The Indian-owned casinos that we are trying to develop and operate compete with all these forms of gaming, and any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

Our Management Contracts Are of Limited Duration.  We are prohibited by law from having an ownership interest in any casino we manage for Indian tribes.  The management contract for the Coquille Indian Tribe, which conducts the gaming at The Mill Casino, ended in August 2002.  Our management contract for Midway Slots and Simulcast ends in August 2011.  If a management contract is not renewed we will lose the revenues from such contract which would have a negative effect on our results of operations.  There can be no assurance that our current management contracts will be renewed.

Our Management Contracts Are Subject to Governmental or Regulatory Modification.  The NIGC has the power to require modifications to Indian management contracts under some circumstances or to void such contracts or secondary agreements including loan agreements if we fail to obtain the required approvals or to comply with the necessary laws and regulations.  While we believe that our management contracts meet the applicable requirements, NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract.  Such changes would have a negative effect on our profitability.

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

We Have a Limited Base of Operations.  Our principal operations currently consist of the management of one facility (Midway Slots and Simulcast).  This, combined with the potentially significant investment associated with any new managed facilities may cause our operating results to fluctuate significantly.  Additionally, delays in the opening or non-opening of any future casinos could also significantly affect our profitability.  Future growth in revenues and profits will depend on our ability to continue to increase the number of our managed casinos and facilities or develop new business opportunities.  There is no guarantee that we will be able to increase the number of managed casinos.

Development of New Casinos is Subject to Many Risks, Some of Which We May Not Be Able to Control.  The opening of each of the proposed facilities will depend on, among other things, the completion of construction, hiring and training of sufficient personnel and obtaining all regulatory licenses, permits, allocations and authorizations.  The number of the approvals needed to construct and open new facilities is extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

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

EMPLOYEES

As of March  15, 2003, we had four full time employees, three of whom are our executive officers.  Our joint venture operations have approximately 420 full time employees, and management believes that its relationship with its employees is good.  None of our employees are currently represented by a labor union, although such representation could occur in the future.

2.        Description of Property.

We leased approximately 12.5 acres of Tribal Trust Lands from an entity owned by the Coquille Indian Tribe on which the Mill Casino is located.  We subleased the land on which the casino is located back to the Tribal entity.  This lease and sublease expired on August 15, 2002.

A Full House-GTECH joint venture company has a fifteen-year lease and leaseback agreement with Harrington Raceway, Inc.  The lease encumbers the revenues of the gaming facility.  The lease is treated as a capital lease and payments began on August  20, 1996.

Full House owns a one-acre parcel of land in Biloxi, Mississippi, which was intended to be a portion of a future gaming development site.

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

4.        Submission of Matters to a Vote of Security Holders.

None.

PART II

5.        Market for Common Equity And Related Stockholder Matters.

(a)           Market Information

Our common stock was listed by The Nasdaq SmallCap Market under the symbol FHRI until April  17, 2001.  Thereafter, the stock began trading on the OTC Bulletin Board.  Set forth below are the high and low sales prices of the common stock as reported on the Nasdaq SmallCap Market System and the OTC Bulletin Board for the periods indicated.

	High	Low
Year Ended December 31, 2002

First Quarter	$0.64	$0.25
Second Quarter	0.70	0.33
Third Quarter	0.60	0.28
Fourth Quarter	0.70	0.42

Year Ended December 31, 2001

First Quarter	$1.22	$0.56
Second Quarter	0.95	0.65
Third Quarter	0.83	0.51
Fourth Quarter	0.51	0.26

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  On March 14, 2003, the last sale price of the Common Stock as reported by the OTC Bulletin Board was $0.46.

(b)           Holders

As of March  14, 2003, we had approximately 133 holders of record of our common stock.  We believe that there are over 1,000 beneficial owners.

(c)           Dividends

We have never paid dividends on our common stock or Preferred Stock.  Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor.

Holders of our Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor, in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year.  Dividends on the Series 1992-1 Preferred Stock commenced accruing on July  1, 1992 and are cumulative.  We have not declared or paid the accrued dividends on our Preferred Stock which were payable since issuance, totaling $2,205,000 and, accordingly, are in default in regard thereto.

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

6.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward -looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-KSB, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	our growth strategies;

•	our development and potential acquisition of new facilities;

•	risks related to development and construction activities;

•	anticipated trends in the gaming industries;

•	patron demographics;

•	access to capital;

•	general market and economic conditions;

•	our ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	the ability to successfully integrate acquired companies and businesses;

•	management retention and development;

•	changes in Federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;

•	regulatory approvals;

•	competitive environment;

•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

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

Total operating revenues decreased $178,145 from the prior year period. This decrease is due to the termination, in August 2002, of the Oregon management agreement, partially offset by improved performance in Delaware.  With the expiration of the Oregon contract, our Delaware joint venture is now our sole source of revenue.  This revenue stream is being used to fund our ongoing operations and the pursuit of a successful development project in Michigan.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $3,288,122, an increase of $313,448, or 10%, compared to $2,974,674 in 2001.  During 2002 we were able to increase the gaming capacity by approximately 150 machines bringing the total to 1,430 as of December 31, 2002.  This increased capacity, coupled with continuing growth in the market, helped to drive a 16% increase in gaming win.  In late November 2002, a non smoking law became effective in Delaware.  This law, which prohibits smoking in enclosed public facilities, applies to our facility.  We experienced a decline in revenue of approximately 14% during December, which was also negatively impacted by severe winter weather.  However, we believe the smoking restrictions are having a significant impact on our revenues, and also at the competing facilities in Delaware.

Oregon.  The total fees attributable to the Oregon contract were $1,529,559 in 2002, compared to $2,303,519 in 2001.  This contract expired in August 2002 in accordance with its terms, and the reduction in fees is due to the contract termination.

Cost and Expenses.  As a result of our acquisition of GTECH’s interest in three joint venture projects, our classification of expenses is not directly comparable to prior periods.  The expenses related to our California and Michigan projects, which had been reported as joint venture pre-opening costs, as of March 31, 2001, are reported as development costs.

Pre-opening and Development.  Total development related costs (joint venture pre-opening costs and development costs) for the California and Michigan projects were $954,063 in 2002, compared to $955,441 for the prior year.  The majority of these costs were due to increased activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act, as well as land option payments.  We also increased our ownership in these projects to 100% in March 2001.

Pre-opening and development expenses in 2001 included $250,000 related to the expiration of a land purchase option in Biloxi, Mississippi that we chose not to exercise or renew.  No similar expense was incurred in 2002.

General and Administrative Expenses.  General and administrative expenses increased by $132,863 to $1,776,059 in 2002 compared to $1,643,196 in the prior year.  This increase is primarily due to a litigation settlement of $125,000 related to our intended Hard Rock Biloxi development.

Impairment.  The Impairment provision of $4,593,800, recorded in the third quarter of 2001, resulted from an assessment of the carrying values of our Mississippi assets as a result of the unsuccessful conclusion of discussions with potential partners.  These assets totaled $7,065,800, for land, licenses and permits.  The reduction of the carrying value to $2,472,000 represents the estimated fair value of the land parcel.

Depreciation and Amortization.  Depreciation expense decreased from $23,828 to $16,258.  Amortization of the acquired contract rights was $200,292 compared to $168,828 in the prior period.  The increase is due to 12 months of amortization in 2002, compared to only nine months in the prior year. Our goodwill had been fully amortized as of September  30, 2001.

Interest Expense.  Interest expense was $146,067 in 2002 compared to $286,745 in 2001.  This decrease is due to a 30% reduction in the average debt outstanding, coupled with a reduction in our effective borrowing rate from 7% to 5.15%.

Interest and Other Income.  In November 2002 we entered into a termination agreement with Hard Rock concerning our Biloxi, Mississippi licensing rights in exchange for a termination fee of $100,000.  Interest income is primarily due to earnings on invested cash balances and was slightly less than the prior year due to declining interest rates.

Income Tax Benefit (Provision).  The income tax provision for the current year reflects an effective tax rate of 47.8%, which is a combination of state taxes on joint venture earnings combined with the tax effect of non-deductible amortization expenses.  The income tax benefit recorded for 2001 is primarily a result of the expected tax benefit from the realization of the Impairment provision recorded in the third quarter of 2001.  At December  31, 2002, we had net operating loss carryforwards for federal income tax purposes of approximately $464,000, which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

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

Depreciation and Amortization.  Although our goodwill had been fully amortized as of September  30, 2001, as a result of the acquired contract rights, our depreciation and amortization expense increased by $41,326.

Interest Expense.  Interest expense was $286,745 in 2001 compared to $328,379 in 2000.  The decrease of  $41,634 is primarily due to the reductions in the prime interest rate during 2001.

Interest and Other Income.  Interest and other income was comparable to the prior year and is primarily due to earnings on invested cash balances.

Income Tax Benefit (Provision).  The income tax benefit for the current year period is primarily a result of the expected tax benefit from the realization of the Impairment provision recorded in the third quarter.  The effective tax rate reflects a combination of state taxes on joint venture earnings combined with the tax effect of non-deductible amortization expenses.  At December  31, 2001, we had net operating loss carryforwards for federal income tax purposes of approximately $523,000, which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We held cash and cash equivalents of $1,164,053 as of December  31, 2002.  Net cash provided by operating activities was $1,771,870 as compared to $1,962,276 in the prior year.  The decrease is primarily due to the decreased cash flow from Oregon as a result of the expiration of the contract, partially offset by improved performance in Delaware.  Net cash used in investing activities was $256,496, primarily to fund $240,000 in advances to the Michigan Tribe pursuant to our agreements with them.  In 2001we used $1,800,000 to fund the GTECH acquisition and $200,000 for advances to the Michigan Tribe. Financing activities used $1,218,740 in cash in 2002 as we repaid the $3,000,000 GTECH note and $600,000 outstanding on our bank line with the $2,381,260 proceeds from the RAM note and cash provided by operations. Financing activities provided net cash of $450,000 in 2001, as we drew $1,800,000 on our credit line to fund the GTECH acquisition, and repaid $1,350,000 during the year.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February  25, 1999.  We have renewed this line on an annual basis.  In February 2002, the renewal reduced the availability to $1,000,000 and extended the maturity date to May 12, 2003.  The line bears interest adjustable daily at one-half percent above prime (4.75% at December 31, 2002) and requires interest payments monthly on the outstanding balance with all principal and accrued interest due at maturity on May  12, 2003.  At December  31, 2002, there was nothing outstanding on the bank line.

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal was due at maturity on February  15, 2003 unless earlier forgiven pursuant to its terms.  The anticipated approvals have not yet been received, and the parties have extended the maturity date to August 15, 2003.

As a result of our agreement with RAM, development funding cash needs for the Michigan project may be primarily provided by RAM.  Therefore, our future cash requirements will primarily be to fund general and administrative expenses.  Our Oregon contract expired in August 2002, leaving the Delaware joint venture as our sole source of operating cash flow.  We believe that adequate financial resources will be available to execute our current business plan.

On April 15, 2002 we announced the intent to hire an investment advisor to assist in enhancing shareholder value through the exploration of strategic alternatives.  Although the process is ongoing, there can be no assurance that any substantive results will be achieved.

Full House was a party to a series of agreements with GTECH Corporation, a leading supplier of computerized systems and services for government-authorized lotteries, to jointly pursue certain gaming opportunities.  Pursuant to the agreements, joint venture companies equally owned by GTECH and Full House were formed.  Full House contributed its rights to the North Bend, Oregon facility and the rights to develop the Torres Martinez, Nottawaseppi Huron Band of Potawatomi and Delaware State Fair projects to the joint venture companies.  GTECH contributed cash and other intangible assets and agreed to loan the joint venture entities up to $16.4 million to complete the North Bend, Oregon and Delaware facilities.  Full House agreed to guarantee one-half of the obligations of the joint venture companies to GTECH under these loans, all of which have been repaid. GTECH also provided project management, technology and other expertise to analyze and develop/manage the implementation of opportunities developed by the joint venture entities.  GTECH also loaned Full House $3.0 million, which loan was convertible into 600,000 shares of Full House Common Stock.  The loan conversion clause expired without exercise.  In addition, Full House has been reimbursed by one of the joint venture companies for certain advances and expenditures made by Full House relating to the gaming development agreements.  As part of this transaction, Allen  E. Paulson, William  P. McComas and Lee Iacocca granted to GTECH an option, which expired December  29, 2000, to purchase their shares should they have proposed to transfer them.    The parties are no longer required to present gaming opportunities to the other for joint development.

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

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises.  In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  Our balance sheet includes as a receivable a $25,000 advance due from Torres-Martinez Tribe, and included in Gaming and Contract Rights is approximately $140,000 attributable to this contact.  We have incurred aggregate expenses of approximately $1 million, including interest, on behalf of Torres-Martinez Tribe.  In June 2002, the Tribe requested additional documentation concerning these costs, which we have provided.  We are discussing an appropriate resolution of this matter including reimbursement for costs that we incurred.   We believe that these amounts are recoverable based upon the expressed intentions of Torres-Martinez Tribe, as well as our contractual rights.

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

In September 2001, our discussions with potential partners concluded with no agreements.  Based upon the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we did not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we have reviewed the carrying values of our Mississippi investments and recorded an Impairment provision of $4,593,800.

In November 2002, we executed a termination agreement with respect to our Hard Rock licensing rights in Biloxi, Mississippi in exchange for a $100,000 termination fee.  Additionally, if Hard Rock executes a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period.

As of December  31, 2002, we had cumulative undeclared and unpaid dividends in the amount of $2,205,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Quantitative Disclosure About Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

Our total outstanding short-term debt of $2.4 million at December 31, 2002, is subject to variable interest rates, which averaged 4.68% during the current year.  Our variable rate debt is based on the Prime lending rate and therefore, our interest rates on this variable rate debt will change as the Prime rate changes.  Based on our $2.4 million of outstanding variable rate debt at December 31, 2002, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000.

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

Our goodwill, net of accumulated amortization, and the carrying value of the Hard Rock licensing and development rights have been reduced to zero.  Other existing intangibles consist of net Gaming and Contract Rights of $5,189,947.

In June 2001, the FASB issued SFAS No.  143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June  15, 2002.  The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No.  144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.  121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”     The provisions of this Statement are effective for fiscal years beginning after December  15, 2001 and interim periods within those fiscal years.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these consolidated financial statements. The adoption of SFAS No. 148 is not expected to have a material effect on the Company's financial statements.

7.             Financial Statements.

The following financial statements are filed as part of this Report:

•              Independent Auditors’ Report;

•              Consolidated Balance Sheets as of December  31, 2002 and 2001;

•              Consolidated Statements of Operations for the years ended December  31, 2002 and 2001;

•              Consolidated Statements of Stockholders’ Equity for the years ended December  31, 2002 and 2001;

•              Consolidated Statements of Cash Flows for the years ended December  31, 2002 and 2001;

•              Notes to Consolidated Financial Statements.

8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

9.             Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)           Directors of Full House

The information required regarding the identification of our directors is incorporated by reference to the information in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

(b)           Executive Officers of Full House

Our executive officers and their ages as of March 22, 2003 are as follows:

Name	Age	Positions
William P. McComas	76	Chairman, Chief Executive Officer

Michael P. Shaunnessy	49	Executive Vice President, Chief Financial Officer

Megan G. McIntosh	47	Secretary

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

10.      Executive Compensation.

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

11.      Security Ownership of Certain Beneficial Owners and Management.

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

12.      Certain Relationships and Related Transactions.

The information required in response to this item is incorporated by reference to the information contained in the Proxy Statement for the 2003 Annual Meeting of Stockholders of Full House.

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

10.38       Gaming Management Agreement between Full House and the Torres Martinez Desert Cahuilla Indians dated April  23, 1993 (incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March  31, 1995)

10.50       Agreement dated as of November  18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and Full House (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December  31, 1996)

10.51       Amended and Restated Class III Management Agreement dated November  18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December  31, 1996)

10.56       Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March  31, 2002)

10.57       Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September  30, 2002)

10.58       Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September  30, 2002)

10.59       Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September  30, 2002)

10.60       Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September  30, 2002)

10.61       Employment Agreement by and between Full House Resorts, Inc. and Michael P. Shaunnessy dated January 1, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September  30, 2002)

21            List of Subsidiaries of Full House Resorts, Inc.*

23.1         Consent of Deloitte & Touche LLP *

99.1         Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350 *

*  Filed herewith.

(b)       Reports on Form 8-K

None

14.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Full House’s chief executive and financial officers, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (“Evaluation Date”) within 90 days before the filing of this annual report, have concluded that as of the Effective Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them to allow timely decisions regarding disclosures.

Changes in Internal Controls.  Full House does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely effect its ability to record, process, summarize and report financial data.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: March 25, 2003	By:	/s/ WILLIAM P. MCCOMAS
William P. McComas, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ WILLIAM P. MCCOMAS	March 25, 2003
William P. McComas, Chairman of the Board and Chief Executive Officer

/s/ LEE A. IACOCCA	March 25, 2003
Lee A. Iacocca, Director

/s/ MICHAEL P. SHAUNNESSY	March 25, 2003
Michael P. Shaunnessy, Executive Vice President
(Principal Financial and Accounting Officer)

CERTIFICATION

I, William P. McComas, certify that:

1.	I have reviewed this annual report on Form 10 - K of Full House Resorts, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	By:	/s/ William P. McComas
William P. McComas Chief Executive Officer

CERTIFICATION

I, Michael P. Shaunnessy, certify that:

1.	I have reviewed this annual report on Form 10-K of Full House Resorts, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 24, 2003	By:	/s/ Michael P. Shaunnessy
Michael P. Shaunnessy Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada February 21, 2003

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,164,053	$867,419
Receivables	186,969	209,992
Prepaid expenses	106,656	93,878
Total current assets	1,457,678	1,171,289

NON-OPERATING LAND	2,472,000	2,472,000
FIXTURES AND EQUIPMENT, net	23,612	23,374
INVESTMENTS IN JOINT VENTURES	27,876	—
RECEIVABLES	1,257,291	1,017,291
GAMING AND CONTRACT RIGHTS, net	5,189,947	5,390,239
DEFERRED TAX ASSET	712,418	1,375,949
DEPOSITS AND OTHER ASSETS	6,382	14,782
TOTAL	$11,147,204	$11,464,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,426	$21,468
Payable to joint ventures	—	48,033
Current portion of long-term debt	2,381,260	3,000,000
Accrued expenses	172,654	171,316
Total current liabilities	2,567,340	3,240,817

LONG-TERM DEBT, net of current portion	—	600,000
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,305,000 and $4,095,000, respectively	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(8,851,129)	(9,806,886)
Total stockholders’ equity	8,579,864	7,624,107
TOTAL	$11,147,204	$11,464,924

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
OPERATING REVENUES
Joint venture revenue	$3,288,122	$3,257,041
Management fees	1,529,559	1,738,785
Total operating revenues	4,817,681	4,995,826

OPERATING COSTS AND EXPENSES
Joint venture pre-opening costs	—	122,441
Development costs	954,063	1,083,000
General and administrative	1,776,059	1,643,196
Impairment	—	4,593,800
Depreciation and amortization	216,550	572,369
Total operating costs and expenses	2,946,672	8,014,806

INCOME (LOSS) FROM OPERATIONS	1,871,009	(3,018,980)

Interest expense	(146,067)	(286,745)
Interest and other income	104,346	9,067

INCOME (LOSS) BEFORE INCOME TAXES	1,829,288	(3,296,658)

INCOME TAX (PROVISION) BENEFIT	(873,531)	846,047

NET INCOME (LOSS)	955,757	(2,450,611)

Less, undeclared dividends on cumulative preferred stock	(210,000)	(210,000)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$745,757	$(2,660,611)

NET INCOME (LOSS) PER COMMON SHARE, basic and diluted	$0.07	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	10,340,380	10,340,380

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE JANUARY 1, 2001	700,000	$70	10,340,380	$1,034	$17,429,889	$(7,356,275)	$10,074,718

Net loss	—	—	—	—	—	(2,450,611)	(2,450,611)

BALANCE DECEMBER 31, 2001	700,000	70	10,340,380	1,034	17,429,889	(9,806,886)	7,624,107

Net income	—	—	—	—	—	955,757	955,757

BALANCE DECEMBER 31, 2002	700,000	$70	10,340,380	$1,034	$17,429,889	$(8,851,129)	$8,579,864

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$955,757	$(2,450,611)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	216,550	572,369
Impairment	—	4,593,800
Expired purchase options	—	250,000
Equity in earnings of joint ventures	(3,288,122)	(3,134,600)
Distributions from joint ventures	3,212,213	3,438,348

Changes in operating assets and liabilities:
Receivables	23,023	(209,992)
Prepaid expenses	(12,778)	(1,074)
Deposits and other assets	8,400	(7,568)
Deferred income taxes	663,531	(1,081,049)
Accounts payable and accrued expenses	(6,704)	(7,347)
Net cash provided by operating activities	1,771,870	1,962,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of 50% joint venture interests	—	(1,800,000)
Purchases of fixtures and equipment	(16,496)	—
Advances on receivable	(240,000)	(200,000)
Net cash used in investing activities	(256,496)	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from RAM note	2,381,260
Repayment of GTECH note	(3,000,000)	—
Proceeds from line of credit	—	1,800,000
Repayment of line of credit	(600,000)	(1,350,000)
Net cash (used in) provided by financing activities	(1,218,740)	450,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	296,634	412,276
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	867,419	455,143
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,164,053	$867,419

Supplemental Cash Flow disclosure:
Gaming and contract rights		$5,559,067
Receivable - joint ventures		(822,147)
Investments in joint ventures		(2,936,920)
Purchase of 50% joint venture interests		$1,800,000

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             ORGANIZATION AND NATURE OF OPERATIONS

Full House Resorts, Inc. (“Full House” or the “Company”) was incorporated in the State of Delaware on January 5, 1987.  We are currently pursuing various gaming opportunities throughout North America.

The consolidated financial statements include the accounts of Full House and all its majority-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.

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

CONCENTRATIONS OF CREDIT RISK - Full House’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and long-term receivables.  A portion of Full House’s cash equivalents is in high quality securities placed with major banks and financial institutions.  Management does not believe that there is significant risk of loss associated with such investments.  The receivable is related to the Michigan development and represents advances made to the Tribe to fund its operations.  This amount is repayable from the operations of the gaming facility and although there can be no assurance that a facility will be opened, management does not believe that there is significant risk of loss associated with such investment.

INVESTMENTS IN JOINT VENTURES - Investments in joint ventures are accounted for using the equity method of accounting.  Under the equity method, original investments are recorded at cost and adjusted by Full House’s share of earnings, losses, and distributions of the joint ventures.

FIXTURES AND EQUIPMENT - Fixtures and equipment are stated at cost and consist primarily of office furniture and fixtures and computer equipment.  Depreciation is computed by the straight-line method over periods of 3 to 7 years.  Accumulated depreciation was $124,475 and $108,217 at December 31, 2002 and 2001, respectively.

GOODWILL - Goodwill represents the excess cost over the net assets of businesses acquired during 1995. Goodwill was being amortized on the straight-line basis over 6 years, and was fully amortized at December 31, 2001.  Amortization expense was $379,713 for 2001.

IMPAIRMENT OF LONG-LIVED ASSETS - Full House reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  During 2001, Full House recorded an impairment provision of $4,593,800, as described in Note 3.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of Full House’s cash and cash equivalents, receivables and accounts payable, approximates fair value because of the short maturity of those instruments.  Full House estimates the fair value of its long-term debt based on the current rates offered to Full House for loans of the same remaining maturities.  The estimated fair values of Full House’s long-term debt approximate their recorded values at December 31, 2002.

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

The Company has three stock-based employee compensation plans, which are described more fully in Note 13.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Since all options that are outstanding as of December 31, 2002 have vested, applying the fair value recognition provisions of SFAS No. 123 results in pro forma net income (loss) that is the same as historical reported net income (loss) during the years ended 2002 and 2001.

SEGMENT REPORTING - Full House has three business segments consisting of operations, development and a corporate overhead department.  Full House evaluates performance primarily based upon operating income of the segment.  The accounting policies of the segments are the same as those described in this summary of significant accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS  - In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 142, which became effective for Full House in January 2002, requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill, reassessment of the useful lives of existing intangibles, and ongoing assessments of potential impairment of existing goodwill.

As of December 31, 2001, our goodwill, net of accumulated amortization, and the carrying value of the Hard Rock licensing and development rights have been reduced to zero.  Other existing intangibles consist of net Gaming and Contract Rights of $5,189,947.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”   The provisions of this Statement are effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” and interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these consolidated financial statements.  The adoption of SFAS No. 148 is not expected to have a material effect on the Company's financial statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates used by Full House include estimated useful lives for depreciable and amortizable assets, valuation of current and long-term receivables, potential impairment of non-operating land and gaming and contract rights, and certain accrued liabilities.  Actual results could differ from those estimates.

3.             IMPAIRMENT

In November 1998, we executed a series of agreements with Hard Rock Cafe International (“Hard Rock”) related to the proposed development project in Biloxi, Mississippi.  Pursuant to a licensing agreement, we paid a territory fee of $2,000,000 for the right to develop and operate a Hard Rock Casino in Biloxi. Full House and Allen E. Paulson formed a limited liability company, equally owned, for the purpose of developing this project.  Mr. Paulson agreed to contribute a gaming vessel (the former Treasure Bay barge in Tunica, MS.), and we agreed to contribute our rights to the Hard Rock agreements.  In June 2001, we agreed to dissolve this company with each party retaining their respective rights and assets.  We then entered negotiations with interested parties to develop this project in various alternative forms.

During the third quarter, our discussions with various potential partners for the development of the Hard Rock - Biloxi project concluded with no agreement.  Based upon the timing requirements in our agreements with Hard Rock, and the current conditions in the tourism industry we do not reasonably expect to be able to develop this project as planned.  As a result of these circumstances, we have reviewed the carrying values of our Mississippi investments which include a one acre parcel of land acquired for $4,621,670, the Hard Rock license acquired for $2,000,000, and development permits and plans carried at $444,130.  In September 2001, Full House, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” recorded an impairment charge of $4,593,800 to reduce the carrying value to $2,472,000, which represents the estimated fair value of our land parcel based on management's best estimate, using an independent third-party appraisal conducted in September 2001.

4.             RECEIVABLES

Full House has advanced funds to the Michigan and California Tribes to fund tribal operations and for development expenses related to these projects.  The repayment of these amounts is dependent upon the development of the projects, and ultimately, the successful operation of the facilities.  As of December 31, 2002 the net receivable represented $1,232,291 due from the Michigan Tribe and $25,000 due from the California Tribe.   While there can be no assurance, we believe that we can recover the amounts carried on our balance sheet based upon the Tribe’s expressed intentions as well as our contractual rights.

The current receivables include $125,000 due from the Allen E. Paulson estate which represents their 50% share of a litigation settlement in Mississippi concerning our Hard Rock development, and $50,000 due from Hard Rock pursuant to a termination agreement executed in November 2002.  The Hard Rock payment was received in February 2003.

5.             INVESTMENTS IN JOINT VENTURES

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

Full House contributed to the capital of the joint ventures its rights to agreements with the Oregon Tribe to finance and develop a gaming and entertainment facility in North Bend, Oregon and the rights to develop the California Tribe, Michigan Tribe and Delaware State Fair gaming projects.  In payment for its interest in the joint ventures, GTECH contributed cash and other intangible assets and committed to loan the joint ventures up to $16.4 million to complete the North Bend, Oregon and Delaware facilities

On March 30, 2001, we acquired GTECH’s 50% interest in three of these joint venture projects that had been equally owned by the two companies: Gaming Entertainment LLC, Gaming Entertainment (Michigan), LLC, and Gaming Entertainment (California), LLC.  (Note 6.)

This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.  This joint venture continues to be equally owned by us and GTECH.

As a result of acquiring full ownership of three previous joint ventures, the classification of both revenue and expenses related to these projects has changed.  The revenues related to the Delaware contract continue to be reported as joint venture revenue, but as of March 31, 2001, the revenues related to the Oregon contract are reported as management fees.  The expenses related to the California and Michigan projects, which had been reported as joint venture pre-opening costs, are reported as development costs, as of March 31, 2001.

The Investments in Joint Ventures on the balance sheet now reflects only our ownership interest in the Delaware LLC, however, as of December 31, 2001 this investment was carried at zero because the aggregate cash distributions had exceeded the reported earnings of the joint venture by $48,033.  This amount is reflected on the 2001 balance sheet as Payable to Joint Ventures.  The Delaware LLC earnings are reported on the accrual basis, while distributions are based on cash available.  During fiscal year 2002, the reported earnings exceeded cash distributions.

6.             JOINT VENTURE ACQUISITION

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

In addition to the gaming and contract rights, we acquired the other 50% interest in a note receivable from the Michigan Tribe in the amount of $396,146.  The excess purchase price over the fair value of assets acquired was allocated to the gaming and contract rights acquired based on the discounted present value of expected future cash flows.  The excess purchase price of $1,403,854 was allocated as follows:

	Value	Amortization Term
Michigan contract	$1,141,682	8.0 years
California contract	182,776	8.0 years
Oregon Contract	79,396	1.4 years
	$1,403,854

The following summary pro forma results of operations assume that the acquisition occurred as of the beginning of the period ended December 31, 2001:

2001
Operating revenues	$5,278,193
Income (loss) before income taxes	(3,229,008)
Net income (loss)	(2,425,095)
Net loss applicable to common shares	(2,635,095)
Net loss per common share	(0.25)

GAMING ENTERTAINMENT, LLC

Oregon leased approximately 12.5 acres of tribal trust lands from an entity owned by the Oregon Tribe on which the gaming facility is located and subleased a portion of the land back to the same entity. The master lease expires in 2019 and the sublease expired in August 2002 with options to renew.   The sublease was not renewed, and this served to automatically terminate the master lease.  During 1995, the facility began operations.

Lease and debt payments started in 1995.  In 1996, the Tribe received a new $17.5 million loan to refinance certain outstanding indebtedness and finance the acquisition of gaming equipment and improvements to the gaming facility.  The initial development loan was repaid 100% from the refinancing.  Rental payments for the sublease were originally 13% of gaming revenue, but have decreased to 10% under the terms of our agreement. Also, if gross gaming revenue for any twelve-month period exceeds $20,000,000, then only 10% of amounts in excess of such threshold will be paid as rent under the sublease.  No Fees were paid after August 19, 2002 when the contract expired according to its terms.

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

The Tribe achieved final federal recognition as a tribe in April 1996.  The Tribe obtained a Gaming Compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games.  The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes.  A lawsuit was filed in 1999 by “Taxpayers of Michigan Against Casinos” in Ingham County Circuit Court.  The lawsuit challenged the constitutionality of the approval process of these gaming compacts.  On January 18, 2000, Judge Peter D. Houk ruled that the compacts must be approved by a legislative bill rather than by resolution.  The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000.  We joined in the appeal filing as an intervening defendant.  On November 12, 2002, the Michigan Court of Appeals unanimously overturned the lower court decision; ruling that the compacts were valid.  The plaintiff filed an appeal with the Michigan Supreme Court on December 3, 2002.  The parties have filed their initial briefs.

In December 1999, the management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission, which we refer to as the NIGC.  We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Tribe, have incorporated all the appropriate changes.

The parties selected a parcel of land for the gaming enterprise, which is under option, and completed a Fee-to-Trust application that was submitted to the Bureau of Indian Affairs in Washington, D.C. in February 2002.  On August 9, 2002, the United States Department of Interior issued its notice to take the land into trust for the benefit of the Tribe.  On August 30, 2002 “Citizens Exposing Truth About Casinos” filed a complaint in Federal District Court for the District of Columbia, seeking to prevent this land from being taken into trust.   The parties have filed their initial briefs and are awaiting the scheduling of oral arguments.

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

In August 2001, we received a notice from the California Tribe purporting to sever our relationship.  We are in the process of discussing an appropriate resolution of this matter that includes reimbursement for costs that we incurred on their behalf.  The Notes Receivable on the balance sheet includes a $25,000 advance due from the California Tribe and Gaming and Contract Rights include approximately $140,000 attributable to this contract.  We have incurred an aggregate of approximately $1 million, including interest, on behalf of this Tribe.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of the Tribe, as well as the contractual rights that we continue to hold.

The following is a summary of condensed financial information for the joint ventures as of December 31, 2002 and 2001 and for the years then ended:

2002

CONDENSED BALANCE SHEET INFORMATION

	DELAWARE	OREGON	MICHIGAN	CALIFORNIA	TOTAL
Total assets	$760,455	$—	$—	$—	$760,455

Total liabilities	704,702	—	—	—	704,702

Members’ capital	55,753	—	—	—	55,753

CONDENSED STATEMENT OF OPERATIONS INFORMATION

Revenues	$19,671,970	$—	$—	$—	$19,671,970

Income from operations	6,576,244	—	—	—	6,576,244

Net income	6,576,244	—	—	—	6,576,244

Company’s equity in net income	3,288,122	—	—	—	3,288,122

2001

CONDENSED BALANCE SHEET INFORMATION

	DELAWARE	OREGON	MICHIGAN	CALIFORNIA	TOTAL
Total assets	$667,264	$—	$—	$—	$667,264

Total liabilities	763,328	—	—	—	763,328

Members’ capital	(96,064)	—	—	—	(96,064)

CONDENSED STATEMENT OF OPERATIONS INFORMATION

Revenues	$18,407,301	$570,137	$—	$—	$18,977,438

Income (loss) from operations	5,949,348	564,734	(197,522)	(47,360)	6,269,200

Net income (loss)	5,949,348	564,734	(197,522)	(47,360)	6,269,200

Company’s equity in net income (loss)	2,974,674	282,367	(98,761)	(23,680)	3,134,600

The joint venture entities are treated as partnerships for tax purposes and consequently, no tax provision or tax benefit is recognized at the venture level.

7.             GAMING AND CONTRACT RIGHTS

As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly-owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995 and which represent the Company's acquisition of a 50% ownership of the right to manage the planned facility through the management agreement held by the joint ventures.  Amortization of the contributed Michigan gaming rights asset will commence when the associated facility is developed and becomes operational and will be on a straight-line basis over seven years, or the term of the related management contract.  Now that these are wholly-owned consolidated entities, these previously contributed rights are reflected in Gaming and Contract Rights, along with the contract rights acquired in the GTECH acquisition of $1,403,854.  The contract rights acquired in the GTECH acquisition represent the Company's acquisition of 100% ownership and management's ability to control the operations of these three entities.  Therefore, amortization of the acquired contract rights commenced as of April 1, 2001.  Gaming and contract rights, net, as of December 31, 2002 is comprised of the following:

Contributed Michigan gaming rights	$4,155,213
Acquired contract rights	1,403,854
Less accumulated amortization	(369,120)
Gaming and Contract Rights, net	$5,189,947

Amortization expense related to the acquired contract rights for 2002 was $200,292.  The annual amortization expense wil1 be $165,560 through 2008, with the then remaining balance of $41,374 expensed in 2009.  The decrease from 2002 is attributable to the termination of the Oregon contract in August 2002 according to its terms.  As of December 31, 2002, the weighted average amortization period for acquired contract rights is 6.25 years.

The Michigan and California ventures are in the development stage.  Successful development and, ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand.  These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.

8.             LONG-TERM DEBT

	2002	2001
Long-term debt consists of the following:

Note payable to RAM Entertainment, LLC; interest at the prime rate (4.25% at December 31, 2002) due monthly through August 15, 2003, at which time principal will be due or waived.	$2,381,260	$—

Unsecured note payable to GTECH Corporation; interest at the prime rate due monthly through January 25, 2002, at which time all unpaid principal and interest was due.	—	3,000,000

Line of credit; interest at prime plus ½% (4.75% at December 31, 2002), payable monthly, principal due May 12, 2003. Amount represents the balance outstanding at December 31, under a $1,000,000 line of credit from Coast Community Bank, which provided the initial loan for the acquisition of Land in Biloxi, Mississippi.	—	600,000

Total	2,381,260	3,600,000
Less current portion	2,381,260	3,000,000

Long-term portion	$—	$600,000

The scheduled maturities of debt are as follows:

2003	$2,381,260
2004	—

Total	$2,381,260

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal is due at maturity on February 15, 2003 unless earlier forgiven pursuant to its terms.  On February 15, 2003, we entered into an agreement with RAM Entertainment, LLC to extend the due date until August 15, 2003 for the receipt of regulatory approvals, or the repayment of the $2,381,260 note.  The loan continues to bear interest adjustable daily at prime and requires interest payments monthly, with the principal now due at the extended maturity date of August 15, 2003 unless earlier forgiven pursuant to its terms, or extended by mutual agreement of the parties.

The proceeds of this loan, together with cash on hand, were used to repay the $3,000,000 GTECH note.

9.             STOCKHOLDERS’ EQUITY

Options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to a consultant.  These options were repriced in June 1998 at $2.25 per share (market value on the repricing date).  The fair value of $43,410 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 97 percent, risk-free interest rate of 5.0 percent, and expected life of 2.0 years.  As the options were granted to a nonemployee in return for services, consulting expense of $43,410 was recognized in 1998, along with an equivalent increase in paid in capital.  All of these options were exercisable at December 31, 2002.

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

Full House’s preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends.  If Full House is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock.  The stockholders’ right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $2,205,000 and $1,995,000 at December 31, 2002 and 2001, respectively.  Through December 31, 2002, no dividends have been declared or paid.

10.           INCOME TAX PROVISION

The income tax benefit (provision) recognized in the consolidated financial statements consists of the following:

		2002	2001
Current:	Federal	$—	$(20,000)
	State	(210,000)	(215,000)
	Total current	(210,000)	(235,000)
Deferred:	Federal	(638,964)	1,020,961
	State	(24,567)	60,086
	Total deferred	(663,531)	1,081,047

Total (Provision)	Benefit	$(873,531)	$846,047

A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2002	2001
Tax (provision) benefit at U.S. statutory rate	$(621,958)	$1,120,864
State taxes	(153,981)	(102,234)
Amortization	(68,099)	(186,504)
Other	(29,493)	13,921
Total	$(873,531)	$846,047

Full House’s deferred tax items as of December 31, are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforward	$157,883	$58,855
Tax credit carryforwards	51,706	51,706
Intangibles	1,038,854	1,097,772
Accrued expenses	10,668	7,609
Stock option plans	121,182	165,332
Asset impairment	787,385	1,452,386
Total deferred tax assets	2,167,678	2,833,660

Deferred tax liabilities:
Difference between book and tax basis of gaming rights	(1,454,325)	(1,454,325)
Other	(935)	(3,386)
Total deferred tax liabilities	(1,455,260)	(1,457,711)

Net	$712,418	$1,375,949

At December 31, 2002, Full House had net operating loss carryforwards for federal income tax purposes of approximately $464,000, which may be carried forward to offset future taxable income.  The loss carryforwards expire in 2019.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

11.           SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Cash payments for interest for the years ended December 31, 2002 and 2001 were $144,973 and $286,939, respectively.

Income taxes paid for the years ended December 31, 2002 and 2001 were $173,010 and $291,422, respectively.

12.           COMMITMENTS AND CONTINGENCIES

Full House leases office space under a noncancellable lease expiring on March 31, 2007. Future minimum lease obligations are $36,233 in 2003, and increase 4% each January 1st, thereafter.

Rent expense pertaining to operating leases was $56,575 and $79,920 for the years ended December 31, 2002 and 2001, respectively.

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

13.           STOCK-BASED COMPENSATION PLANS

At December 31, 2002, Full House had three stock-based compensation plans that are described below.  The ability to issue option grants under these plans expired on June 30, 2002.  Full House applies APB Opinion No. 25 and related interpretations in accounting for these plans.  Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the non-employee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder) and an informal director stock plan.  Since all options that are outstanding as of December 31, 2002 have vested, applying the fair value recognition provisions of SFAS No. 123 results in pro forma net income (loss) that is the same as historical reported net income (loss) during the years ended 2002 and 2001.

Full House had reserved 300,000 shares of its common stock for issuance under the non-employee Director Stock Plan. The ability to issue options under this Plan expired on June 30, 2002.  No options were issued under this Plan in 2002, and as of December 31, 2002, there were no outstanding options under this Plan.

Full House has reserved 3,000,000 shares of its common stock for issuance under the 1992 Incentive Plan as amended in June 1999.  The ability to issue options under this Plan expired on June 30, 2002.  The Plan allowed for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options.  Incentive stock options may be granted at prices not less than fair market value on the date of grant, while non-qualified incentive stock options may be granted at a price less than fair market value on the date of grant.  The persons eligible for such plan included employees and officers of Full House (whether or not such officers are also directors of Full House) and consultants and advisors to Full House, who are largely responsible for the management, growth and protection of the business of Full House.  Options issued under the Incentive Plan are generally exercisable over a term of ten years.  There were no options issued under this plan during either 2002 or 2001.

On March 3, 1997 (“the Grant Date”), the Board of Directors approved a grant of an option (“Option”) to each of Full House’s three directors, to purchase 250,000 shares of common stock at an exercise price per share equal to the fair market value.  The Options were granted in consideration of the fact that services to Full House by such directors have exceeded and are expected to continue to exceed the duties of a typical corporate director.  The Options became exercisable in 50,000 share increments commencing April 9, 1997 and on each anniversary thereafter.  In addition, the Options for two of the directors provide that a 50,000 share increment became exercisable on the Grant Date.  In March 1998, 250,000 of these shares were forfeited, and in 2002, another 250,000 of these options were forfeited.  As of December 31, 2002, 250,000 of these options are outstanding at an exercise price of $2.25 per share.

The total options outstanding under the 1992 Incentive Plan, including the consulting options at December  31, 2002 and 2001 were 586,000.  The total options outstanding under the non-employee Director Stock Plan at December 31, 2002 and 2001 were zero and 50,000, respectively.  The total options outstanding under the Director Stock Plan at December 31, 2002 and 2001 were 325,000 and 575,000, respectively.

A summary of the status of Full House’s stock option plans, including consultant options, as of December 31, 2002 and 2001, and changes during the years then ended is presented below:

	2002		2001
	WEIGHTED-AVERAGE EXERCISE		WEIGHTED-AVERAGE EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	1,211,000	$2.54	1,231,000	$2.54
Granted	—	—	10,000	0.90
Exercised	—	—	—	—
Forfeited	300,000	2.22	30,000	2.04

Outstanding at end of year	911,000	2.65	1,211,000	2.54
Exercisable at year-end	911,000	2.65	1,211,000	2.54

Weighted-average fair value of options granted during the year		$—		$0.42

As of December 31, 2002, the 911,000 options outstanding and exercisable have exercise prices ranging between $2.25 and $3.69, and a weighted average remaining contractual life of 3 years.

14.           SEGMENT REPORTING

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

SUMMARY INFORMATION FOR THE YEARS ENDED DECEMBER 31,

2002

	Operations	Development	Corporate	Consolidated
Revenues	$4,817,681	$—	$—	$4,817,681
Development costs	—	954,063	—	954,063
Income (loss) from operations	4,782,947	(1,244,622)	(1,667,316)	1,871,009
Interest expense	(117,068)	(28,999)	—	(146,067)
Other income	—	100,000	4,346	104,346
Tax (provision) benefit	(1,795,672)	400,881	565,410	(829,381)
Net income (loss)	2,870,207	(772,740)	(1,097,560)	999,907

Approximate Identifiable assets	40,000	9,632,000	1,475,000	11,147,000

2001

	Operations	Development	Corporate	Consolidated
Revenues	$4,995,826	$—	$—	$4,995,826
Development / Impairment	—	5,799,241	—	5,799,241
Income (loss) from operations	4,826,353	(6,237,895)	(1,607,438)	(3,018,980)
Interest expense	(218,872)	(67,873)	—	(286,745)
Other income	—	—	9,067	9,067
Tax (provision) benefit	(1,814,341)	2,119,081	541,307	846,047
Net income (loss) (a)	2,793,140	(4,186,687)	(1,057,064)	(2,450,611)

Approximate Identifiable assets	245,000	10,220,000	1,000,000	11,465,000

(a) The operating results of our Development segment were significantly impacted in 2001, primarily as a result of the Impairment provision of $4,593,800 discussed in Note 3.

15.           SUBSEQUENT EVENT

On February 15, 2003, we entered into an agreement with RAM Entertainment, LLC to extend the due date until August 15, 2003 for the receipt of regulatory approvals for our proposed casino near Battle Creek, Michigan, or the repayment of the $2,381,260 note.  The loan continues to bear interest adjustable daily at prime and requires interest payments monthly.  The principal is due at the extended maturity date of August 15, 2003 unless earlier forgiven pursuant to its terms, or extended by mutual agreement of the parties.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

21	List of Subsidiaries of Full House Resorts, Inc.

23.1	Consent of Deloitte & Touche LLP

99.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350