Form 10KSB/A
period 2002-12-31
FULL HOUSE RESORTS INC
filed 2003-04-29
CIK 891482

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

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of April 23, 2003, was: $2,404,568.

The number of shares outstanding of registrant’s $.0001 par value common stock, as of April 23, 2003, was 10,340,380 shares.

EXPLANATORY NOTE REGARDING AMENDED 10-K

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB, which was originally filed with the Securities and Exchange Commission on March 28, 2003, solely to include the information required by Part III. This information was to be incorporated by reference into the originally filed Form 10-KSB but will not be because we will not be filing our annual meeting proxy statement with the Securities and Exchange Commission within 120 days of our fiscal year end.

Part III

9.                                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages and positions of all directors and executive officers of Full House as of April 23, 2003 are listed below, followed by a brief account of their business experience during the past five years.

Name	Age	Positions

William P. McComas	76	Chairman and Chief Executive Officer

Lee A. Iacocca	78	Director

Michael P. Shaunnessy	49	Director, Executive Vice President and Chief Financial Officer

Megan G. McIntosh	47	Secretary

William P. McComas has been one of our directors since November 1992.  He served as interim President of Full House Resorts between October 7, 1997 and April 9, 1998 and became Chairman of the Board and Chief Executive Officer on March 5, 1998.  He has been President of McComas Properties, Inc., a California real estate development company, since January 1984.  Mr. McComas and companies controlled by him have owned or developed several hotels and resorts, including Marina Bay Resort, Fort Lauderdale, Florida; Ocean Colony Hotel and Resort, Half Moon Bay, California; Residence Inn by Marriott, Somers Point, New Jersey; and five Holiday Inns located in Des Moines, Iowa; San Angelo, Texas; Suffern, New York; Niagara Falls, New York; and Fort Myers, Florida.

Lee A. Iacocca has been one of our directors since April 1998.  In 1997, he founded EV Global Motors, to design, market and distribute the next generation of electric vehicles.  Mr. Iacocca is former Chief Executive Officer and Chairman of the Board of Directors of Chrysler Corporation, retiring from those positions in 1992.  He retired as a Chrysler Director in September 1993 and continued to serve as a consultant to Chrysler until 1994.  He is Chairman of the Iacocca Foundation, a philanthropic organization dedicated to educational projects and the advancement of diabetes research, and is Chairman of the Committee for Corporate Support of Joslin Diabetes Foundation.  Mr. Iacocca is also Chairman Emeritus of the Statue of Liberty - Ellis Island Foundation and serves on the Advisory Board of Reading Is Fundamental, the nation’s largest reading motivation program.

Michael P. Shaunnessy was became one of our directors on March 16, 2001.  He joined us in July 1998 as Executive Vice President and Chief Financial Officer. Mr. Shaunnessy has over 15 years experience in the gaming industry.  From 1995 to 1998 he was Vice President – Finance and Chief Accounting Officer of Primadonna Resorts, Inc.  He was with Aztar Corporation from 1983 to 1995, serving in senior financial positions at properties in New Jersey and Nevada. Mr. Shaunnessy received his Master of Science in Business Administration in Accountancy from Northern Illinois University in DeKalb, Illinois.

Megan G. McIntosh has been employed by Full House since December 1, 1994 and has been the Secretary of Full House since November 20, 1995.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  These persons are required by SEC regulation to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all required Section 16(a) reports were timely filed in 2002.

10.                               Executive Compensation.

The following table sets forth the annual compensation paid or accrued by us for services rendered during each year presented, for our Chief Executive Officer and Chief Financial Officers, collectively known as the Named Executive Officers, for services in all capacities to us and our subsidiaries.  No other executive officer received over $100,000 in annual salary and bonus in 2002.

Summary Compensation Table

				Long-Term Compensation

	Annual Compensation			Number of Securities Underlying Options
			Other Annual Compensation
Name Principal Position
	Year	Salary

William P. McComas, Chairman	2002	$250,000	-0-	-0-
and Chief Executive Officer	2001	250,000	-0-	-0-
	2000	250,000	-0-	-0-

Michael P. Shaunnessy, Executive	2002	$250,000	$-0-	-0-
V.P. and Chief Financial Officer	2001	200,000	-0-	-0-
	2000	200,000	50,000	-0-

Stock Options

Option Grants In Last Fiscal Year

We did not grant any options to purchase common stock to the Named Executive Officers during 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

The following table sets forth certain information concerning the fiscal year-end value of the unexercised stock options held by the Named Executive Officers.  No options were exercised by such officers in 2002.

Name	Number of Securities Underlying Unexercised Options at 2001 Fiscal Year End		Value of Unexercised In the Money Options at 2001 Fiscal Year End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
William P. McComas	250,000	-0-	-0-	-0-
Michael P. Shaunnessy	176,000	-0-	-0-	-0-

(1)                                 Based upon the market value of the underlying securities at December 31, 2002 of $0.51, minus the exercise price of “in-the-money” options.

Employment Agreement

In January 2002, we entered into an employment agreement with Michael P. Shaunnessy, our chief financial officer. The agreement provides that during the two-year term Mr. Shaunnessy will be paid a salary of $250,000 and shall participate in such benefits plans and bonus plans as we provide to other executives. In the event he is terminated without cause or he terminates his employment for good reason, each as defined in the agreement, we will continue to pay his salary, benefits and bonus until January 1, 2004. In the event there is a change of control, we are obligated to pay Mr. Shaunnessy cash in the amount of one year’s salary.

Stock Option Plans

We previously adopted our 1992 Incentive Plan, which was amended in 1999. We are no longer able to issue incentive awards under this plan. As of December 31, 2002 we had options to purchase 586,000 shares of our common stock outstanding under this plan.

Director Compensation

We do not compensate our Directors.

11.                               Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 23, 2003, information with respect to the beneficial ownership of the Common Stock by (i) each person known by Full House to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of Full House, (iii) the executive officers of Full House named in the Summary Compensation Table, and (iv) all directors and executive officers of Full House as a group.

Name and Address of Beneficial Owner	Number of Shares Owned		Percentage of Class Outstanding
Common Stock:
William P. McComas (2)	2,058,537	(3)	19.4%
Lee A. Iacocca (2)	1,381,471	(3)(4)	13.0%
LKL Family Limited Partnership 10900 Wilshire Boulevard, Suite 310 Los Angeles, California 90024	1,056,471		10.2%
Michael P. Shaunnessy (2)	176,000	(3)	1.7%
Allen E. Paulson Living Trust 6001 Clubhouse Drive P. O. Box 9660 Rancho Santa Fe, California 92067	3,181,500	(5)	30.8%
All Officers and Directors as a Group (4 Persons)	3,626,008	(6)	32.7%

Preferred Stock:
William P. McComas (2)	350,000		50.0%
H. Joe Fraizer 2420 Sea Island Dr. Ft. Lauderdale, Florida 33301	350,000		50.0%

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

(2)                                  The address for Messrs. McComas, Iacocca, and Shaunnessy and is c/o Full House Resorts, 4670 South Fort Apache Road, Suite 190, Las Vegas, Nevada  89147

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	761,000	$2.72	None
Equity compensation plans not approved by security holders (1)	150,000	2.25	None
Total	911,000	$2.65	None

(1)          Options to purchase 150,000 shares of our common stock were issued in 1994 to a consultant.  These options are exerciseble at $2.25 per share, and expire June 1, 2004.

12.                               Certain Relationships and Related Transactions.

None

13.                               Exhibits and Reports on Form 8-K.

In addition to the Exhibits listed in our Annual Report on Form 10-KSB filed March 28, 2003, the following exhibits are filed herewith:

Exhibit Number	Description

99.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: April 29, 2003	By:	/s/ WILLIAM P. MCCOMAS
William P. McComas, CEO

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ WILLIAM P. MCCOMAS	April 29, 2003
William P. McComas, Chairman of the Board and Chief Executive Officer

/s/ LEE A. IACOCCA	April 29, 2003
Lee A. Iacocca, Director

/s/ MICHAEL P. SHAUNNESSY	April 29, 2003
Michael P. Shaunnessy, Executive Vice President (Principal Financial and Accounting Officer)

CERTIFICATION

I, William P. McComas, Chief Executive Officer of Full House Resorts, Inc., certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Full House Resorts, Inc.;

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ William P. McComas
William P. McComas
Chief Executive Officer

CERTIFICATION

I, Michael P. Shaunnessy, Chief Financial Officer of Full House Resorts, Inc., certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Full House Resorts, Inc.;

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ Michael P. Shaunnessy
Michael P. Shaunnessy
Chief Financial Officer