Form 10QSB
period 2003-03-31
FULL HOUSE RESORTS INC
filed 2003-05-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

(702) 221-7800
(Registrant’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2003, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2003	DECEMBER 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,169,747	$1,164,053
Receivables	125,000	186,969
Prepaid expenses	131,521	106,656
Total current assets	1,426,268	1,457,678

NON-OPERATING LAND	2,472,000	2,472,000

FIXTURES AND EQUIPMENT - net	20,449	23,612

INVESTMENTS IN JOINT VENTURES	145,217	27,876

RECEIVABLES	1,317,291	1,257,291

GAMING AND CONTRACT RIGHTS - net	5,148,558	5,189,947

DEFERRED INCOME TAX ASSET	660,118	712,418

DEPOSITS AND OTHER ASSETS	6,382	6,382

TOTAL	$11,196,283	$11,147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,556	$13,426
Payable to joint ventures	48,030	—
Current portion of long-term debt	2,381,260	2,381,260
Accrued expenses	107,423	172,654
Total current liabilities	2,557,269	2,567,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,357,500 and $4,305,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(8,791,979)	(8,851,129)
Total stockholders’ equity	8,639,014	8,579,864

TOTAL	$11,196,283	$11,147,204

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2003	2002
OPERATING REVENUES:
Joint venture earnings	$803,608	$883,957
Management fees	—	544,035
Total operating revenues	803,608	1,427,992

OPERATING COSTS AND EXPENSES:
Development costs	162,634	215,561
General and administrative	394,313	408,503
Depreciation and amortization	44,552	60,457
Total operating costs and expenses	601,499	684,521

INCOME FROM OPERATIONS	202,109	743,471

Interest expense	(24,954)	(51,625)
Interest and other income	295	3,084

INCOME BEFORE INCOME TAXES	177,450	694,930

INCOME TAX PROVISION	(118,300)	(280,841)

NET INCOME	59,150	414,089

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME APPLICABLE TO COMMON SHARES	$6,650	$361,589

NET INCOME PER COMMON SHARE, Basic and Diluted	$0.00	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,150	$414,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,552	60,457
Equity in earnings of joint venture	(803,608)	(883,957)
Distributions from joint venture	686,267	675,746
Changes in operating assets and liabilities:
Receivables	61,969	(81,284)
Prepaid expenses	(24,865)	36,613
Deposits and other assets	—	(2,931)
Deferred income taxes	52,300	32,959
Accounts payable and accrued expenses	(10,071)	40,420

Net cash provided by operating activities	65,694	292,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on receivable	(60,000)	(60,000)
Purchase of fixtures and equipment	—	(15,725)

Net cash used in investing activities	(60,000)	(75,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from RAM note	—	2,381,260
Repayment of GTECH note	—	(3,000,000)

Net cash used by financing activities	—	(618,740)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,694	(402,354)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,164,053	867,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,169,747	$465,065

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Consolidation - The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Prior to March 31, 2001, Full House had four joint ventures with GTECH that were accounted for using the equity method.  On March 31, 2001 we purchased GTECH’s 50% interest in three of these joint ventures which are now wholly-owned by Full House, and accordingly are no longer accounted for using the equity method.  All material intercompany accounts and transactions have been eliminated.

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
	$1,403,854

4.                                      GAMING AND CONTRACT RIGHTS

As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995 and which represent the Company’s acquisition of a 50% ownership of the right to manage the planned facility through the management agreement held by the joint ventures.  Amortization of the contributed Michigan gaming rights will commence when the associated facility is developed and becomes operational and will be on a straight-line basis over seven years, or the term of the management contract.  Now that these are wholly-owned consolidated entities, these rights are reflected in Gaming and Contract Rights, along with the contract rights acquired in the GTECH acquisition of $1,403,854.  The contract rights acquired in the GTECH acquisition represent the Company’s acquisition of 100% ownership and management’s ability to control the operations of these entities.  Therefore, amortization of the acquired contract rights commenced as of April 1, 2001.  Gaming and Contract Rights, net, as of March 31, 2003 is comprised of the following:

Contributed Michigan gaming rights	$4,155,213
Acquired contract rights	1,403,854
Less accumulated amortization	(410,509)
Gaming Contract Rights, net	$5,148,558

Annual amortization expense related to the acquired contract rights is $165,560 through 2008, with the then remaining balance of $41,374 expensed in 2009.  As of March 31, 2003, the weighted average amortization period for acquired contract rights is 6 years.

The Michigan and California ventures are in the development stage.  Successful development, and ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand.  These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.

5.                                      JOINT VENTURE INVESTMENTS

The Investments in Joint Venture on the balance sheet now reflects our ownership interest in only the Delaware LLC.  The joint venture revenue recorded in the statements of operation represents a 50% interest in the net income of the joint venture.

SUMMARY INFORMATION FOR THE DELAWARE LLC FOR THE THREE MONTH PERIODS ENDED MARCH 31, is as follows:

	2003	2002

Revenues	$4,689,569	$4,768,676
Income from operations	1,607,216	1,767,913
Net income	1,607,216	1,767,913

6.                                      LONG – TERM DEBT

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to Full House in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal was originally due on February 15, 2003 unless earlier forgiven pursuant to the terms.

On February 15, 2003 we entered into an agreement with RAM to extend the due date until August 15, 2003 for receipt of regulatory approvals, or the repayment of the note. The loan continues to bear interest adjustable daily at prime and requires interest payments monthly.  The legal challenge preventing the land from being taken into trust is pending in Federal District Court.  A status conference concerning this matter has been scheduled for June 5, 2003.

7.                                      SEGMENT INFORMATION

We view our business in three primary business segments.  The Operations segment includes the performance of the Delaware and Oregon projects.  The Development segment includes costs associated with our activities in Michigan, California, and Mississippi.  The Corporate segment reflects the management and administrative expenses of the business.

SUMMARY INFORMATION FOR THE THREE MONTHS ENDED MARCH 31,

2003

	Operations	Development	Corporate	Consolidated

Revenues	$803,608	$—	$—	$803,608
Development costs	—	162,634	—	162,634
Income (loss) from operations	803,608	(204,023)	(397,476)	202,109
Net income (loss)	470,017	(148,727)	(262,140)	59,150

2002

	Operations	Development	Corporate	Consolidated

Revenues	$1,427,992	$—	$—	$1,427,992
Development costs	—	215,561	—	215,561
Income (loss) from operations	1,413,981	(256,951)	(413,559)	743,471
Net income (loss)	868,663	(183,660)	(270,914)	414,089

8.                                      SUBSEQUENT EVENT

On April 4,2003 the Company entered into an agreement to sell its one-acre parcel of land located in Biloxi, Mississippi.  The selling price is $2,500,000, and closing is scheduled to occur on, or before, June 1, 2003.  The buyer has deposited $75,000 into escrow.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Our accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-KSB dated December 31, 2002.

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

Results of Operations

First Quarter Ended March 31, 2003 Compared to First Quarter Ended March 31, 2002

Revenues.  As a result of the expiration of the Oregon contract in August 2002 pursuant to its terms, our Delaware joint venture contract represents our only current revenue source.  Revenue related to the Oregon contract for 2002 is reported as management fees.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $803,608 for the first quarter ended March 31, 2003, compared to $883,957 in the prior year.  This decrease is attributable to two primary factors: a statewide smoking ban and adverse weather conditions.

In late November 2002, a statewide smoking ban took effect in Delaware that prohibits smoking in the casino facilities.  Additionally, adverse weather conditions in January and February, which caused the facility to be closed for two days of President’s Day weekend, had a significant impact on operations.  Statewide VLT (Video Lottery Terminal) revenue declined approximately 8%, 28%, and 11% for January, February and March, respectively, compared to the prior year periods.  VLT revenue at our managed facility declined approximately 8%, 28%, and 7% on a comparative basis.  We are unable to accurately determine the relative impact attributable to each factor, however, we believe the smoking ban, which is expected to be permanent, may be responsible for monthly revenue declines approximating 10%.

Oregon. This agreement expired in August 2002 pursuant to its terms, and no further fees will be paid.  Our management fees from the Oregon contract were $544,035 in the prior year period.

Development Costs.  Total development related costs for the Michigan project were $162,634 during the first quarter of 2003, compared to $215,561 for the prior year.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act.

General and Administrative Expenses.   Expenses for the three months ended March 31, 2003

were $394,313, a decrease of $14,190 from the comparable period in 2002.  This level of expenditures for operating overhead has been fairly consistent, and is expected to remain so.

Depreciation and Amortization.  The $44,552 expense is comprised of depreciation of fixtures and equipment in the amount of $3,163 and amortization of the Contract Rights acquired in the GTECH acquisition in the amount of $41,389.  The prior year amount included $5,056 of depreciation and $55,401 of amortization.  The prior year period included amortization related to the Oregon contract of $14,012.

Interest Expense.  Interest expense decreased by $26,671 as a result of lower interest rates and a reduction in outstanding debt.

Interest and Other Income.  Interest and other income was comparable to the prior year period and results primarily from interest on invested cash balances.

Income Tax Provision.   Income tax expense was $118,300. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the tax effect of non-deductible amortization expenses.  Although consolidated earnings before taxes decreased significantly, the state tax provision only reflects a decrease related to the Delaware joint venture earnings.

Liquidity and Capital Resources

At March 31, 2003, we had cash and cash equivalents of $1,169,747.  For the three months ended March 31, 2003, cash of $65,694 was provided by operating activities, as compared to $292,112 in the prior year period.  This change is primarily due to decreased earnings resulting from the termination of our Oregon contract.  Net cash used in investing activities was $60,000 for advances to the Michigan tribe, compared to the same level of advances in the prior year coupled with $15,725 for fixtures and equipment.  There were no financing activities in the current year period.  In the prior year we used $618,740 which reflected the $3,000,000 repayment of the GTECH note and the receipt of a $2,381,260 advance under the RAM note.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February  25, 1999.  We have renewed this line on an annual basis.  In February 2002, the renewal reduced the availability to $1,000,000 and extended the maturity date to May 12, 2003.  The line bears interest adjustable daily at one-half percent above prime (4.75% at March 31, 2003) and requires interest payments monthly on the outstanding balance with all principal and accrued interest due at maturity on May  12, 2003.  At March 31, 2003, there was nothing outstanding on the bank line.

On April 4,2003, we entered into an agreement to sell our one-acre parcel of land located in Biloxi, Mississippi.  The selling price is $2,500,000, and closing is scheduled to occur on, or before, June 1, 2003.  The buyer has deposited $75,000 into escrow.

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal was due at maturity on February  15, 2003 unless earlier forgiven pursuant to its terms.  The anticipated approvals have not yet been received, and the parties have extended the maturity date to August 15, 2003.  The legal challenge preventing the land from being taken into trust is pending in Federal District Court.  A status conference concerning this matter has been scheduled for June 5, 2003.

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

Contractual Obligations.

The following table summarizes our contractual obligations as of March 31, 2003:

		Payments Due by Period
	Total	2003	2004	2005	Thereafter
Long term debt	$2,381,260	$2,381,260	$—	$—	$—
Operating leases	155,379	27,171	37,677	39,184	51,347
Total	$2,536,639	$2,408,431	$37,677	$39,184	$51,347

As of March 31, 2003, we had cumulative undeclared and unpaid dividends in the amount of $2,257,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Recent Accounting Pronouncements.  In June 2001, the FASB issued SFAS No.  143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June  15, 2002.  The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

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

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Full House’s chief executive and financial officers, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (“Evaluation Date”) within 90 days before the filing of this quarterly report, have concluded that as of the Effective Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company would be made known to them to allow timely decisions regarding disclosures.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                None.

Item 3.           Defaults upon Senior Securities

As of March 31, 2003, cumulative dividends were $2,257,500, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992-1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

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

Date: May 11, 2003

	By:	/s/ MICHAEL P. SHAUNNESSY
Michael P. Shaunnessy, Executive V. P. and Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

CERTIFICATION

I, William P. McComas, certify that:

1.                           I have reviewed this quarterly report on Form 10 - QSB of Full House Resorts, Inc.;

2.                           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make  the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 11, 2003	By:	/s/ William P. McComas
William P. McComas
Chief Executive Officer

CERTIFICATION

I, Michael P. Shaunnessy, certify that:

1.                           I have reviewed this quarterly report on Form 10-K of Full House Resorts, Inc.;

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

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                  any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 11, 2003	By:	/s/ Michael P. Shaunnessy
Michael P. Shaunnessy
Chief Financial Officer