Form 10QSB
period 2003-06-30
FULL HOUSE RESORTS INC
filed 2003-08-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

(702) 221-7800
(Registrant’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2003, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,710,878	$1,164,053
Receivables	125,000	186,969
Prepaid expenses	78,386	106,656
Total current assets	3,914,264	1,457,678

NON-OPERATING LAND	—	2,472,000

FIXTURES AND EQUIPMENT - net	17,451	23,612

INVESTMENTS IN JOINT VENTURES	361,620	27,876

RECEIVABLES	1,377,291	1,257,291

GAMING AND CONTRACT RIGHTS - net	5,107,169	5,189,947

DEFERRED INCOME TAX ASSET	538,314	712,418

DEPOSITS AND OTHER ASSETS	6,382	6,382

TOTAL	$11,322,491	$11,147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,667	$13,426
Payable to joint ventures	42,201	—
Current portion of long-term debt	2,381,260	2,381,260
Accrued expenses	114,462	172,654
Total current liabilities	2,554,590	2,567,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,357,500 and $4,305,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(8,663,092)	(8,851,129)
Total stockholders’ equity	8,767,901	8,579,864

TOTAL	$11,322,491	$11,147,204

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,
	2003	2002

OPERATING REVENUES:
Joint venture earnings	$868,979	$836,598
Management fees	—	600,884
Total operating revenues	868,979	1,437,482

OPERATING COSTS AND EXPENSES:
Development costs	126,873	177,484
General and administrative	384,500	536,379
Depreciation and amortization	44,386	59,662
Total operating costs and expenses	555,759	773,525

INCOME FROM OPERATIONS	313,220	663,957

Interest expense	(25,509)	(38,482)
Interest and other income	28,979	350

INCOME BEFORE INCOME TAXES	316,690	625,825

INCOME TAX PROVISION	(187,804)	(261,883)

NET INCOME	128,886	363,942

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME APPLICABLE TO COMMON SHARES	$76,386	$311,442

NET INCOME PER COMMON SHARE, Basic and Diluted	$0.01	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JUNE 30,
	2003	2002
OPERATING REVENUES:
Joint venture earnings	$1,672,587	$1,720,555
Management fees	—	1,144,919
Total operating revenues	1,672,587	2,865,474

OPERATING COSTS AND EXPENSES:
Development costs	289,507	393,045
General and administrative	778,813	944,882
Depreciation and amortization	88,938	120,119
Total operating costs and expenses	1,157,258	1,458,046

INCOME FROM OPERATIONS	515,329	1,407,428

Interest expense	(50,463)	(90,107)
Interest and other income	29,274	3,434

INCOME BEFORE INCOME TAXES	494,140	1,320,755

INCOME TAX PROVISION	(306,104)	(542,724)

NET INCOME	188,036	778,031

Less, undeclared dividends on cumulative preferred stock	105,000	105,000

NET INCOME APPLICABLE TO COMMON SHARES	$83,036	$673,031

NET INCOME PER COMMON SHARE, Basic and Diluted	$0.01	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,036	$778,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,938	120,119
Equity in earnings of joint ventures	(1,672,587)	(1,720,555)
Distributions from joint ventures	1,338,843	1,173,941
Gain on sale of non-operating land	(27,793)	—
Changes in operating assets and liabilities:
Receivables	104,170	23,949
Prepaid expenses	28,270	65,684
Deposits and other assets	—	2,379
Deferred taxes	174,104	(31,285)
Accounts payable and accrued expenses	(54,949)	462,698

Net cash provided by operating activities	167,032	874,961

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on receivable	(120,000)	(120,000)
Proceeds from sale of non-operating land	2,499,793	—
Purchase of fixtures and equipment	—	(16,496)

Net cash provided (used) in investing activities	2,379,793	(136,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from RAM note	—	2,381,260
Repayment of GTECH note	—	(3,000,000)
Repayment of line of credit	—	(600,000)

Net cash used in financing activities	—	(1,218,740)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,546,825	(480,275)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,164,053	867,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,710,878	$387,144

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

2.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees.  This Statement is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

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
	$1,403,854

4.                                      GAMING AND CONTRACT RIGHTS

As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995 and which represent the Company’s acquisition of a 50% ownership of the right to manage the planned facility through the management agreement held by the joint ventures.  Amortization of the contributed Michigan gaming rights will commence when the associated facility is developed and becomes operational and will be on a straight-line basis over seven years, or the term of the management contract.  Now that these are wholly-owned consolidated entities, these rights are reflected in Gaming and Contract Rights, along with the contract rights acquired in the GTECH acquisition of $1,403,854.  The contract rights acquired in the GTECH acquisition represent the Company’s acquisition of 100% ownership and management’s ability to control the operations of these entities.  Therefore, amortization of the acquired contract rights commenced as of April 1, 2001.  Gaming and Contract Rights, net, as of June 30, 2003 is comprised of the following:

Contributed Michigan gaming rights	$4,155,213
Acquired contract rights	1,403,854
Less accumulated amortization	(451,899)
Gaming Contract Rights, net	$5,107,168

Annual amortization expense related to the acquired contract rights is $165,560 through 2008, with the then remaining balance of $41,374 expensed in 2009.  As of June 30, 2003, the weighted average amortization period for acquired contract rights is 6 years.

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

SUMMARY INFORMATION FOR THE DELAWARE LLC FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, is as follows:

	Three Months		Six Months
	2003	2002	2003	2002

Revenues	$5,061,590	$5,003,137	$9,751,159	$9,771,813
Income from operations	1,737,958	1,673,196	3,345,174	3,441,109
Net income	1,737,958	1,679,196	3,345,174	3,441,109

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

The legal challenge preventing the land from being taken into trust is pending in Federal District Court.  A status conference was held on this matter on June 5, 2003 and final pleadings were filed July 18, 2003.  Oral arguments are scheduled for August 28, 2003.

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

SUMMARY INFORMATION FOR THE THREE MONTHS ENDED JUNE 30,

2003

	Operations	Development	Corporate	Consolidated
Revenues	$868,979	$—	$—	$868,979
Development costs	—	126,873	—	126,873
Income (loss) from operations	868,979	(168,263)	(387,495)	313,221
Net income (loss)	476,561	(92,710)	(254,964)	128,887

2002

	Operations	Development	Corporate	Consolidated
Revenues	$1,437,482	$—	$—	$1,437,482
Development costs	—	177,484	—	177,484
Income (loss) from operations	1,423,471	(343,784)	(415,640)	663,957
Net income (loss)	879,063	(241,030)	(274,091)	363,942

SUMMARY INFORMATION FOR THE SIX MONTHS ENDED JUNE 30,

2003

	Operations	Development	Corporate	Consolidated
Revenues	$1,672,587	$—	$—	$1,672,587
Development costs	—	289,507	—	289,507
Income (loss) from operations	1,672,587	(372,286)	(784,972)	515,329
Net income (loss)	946,578	(241,438)	(517,104)	188,036

2002

	Operations	Development	Corporate	Consolidated
Revenues	$2,865,474	$—	$—	$2,865,474
Development costs	—	393,045	—	393,045
Income (loss) from operations	2,837,452	(600,825)	(829,199)	1,407,428
Net income (loss)	1,747,726	(424,690)	(545,005)	778,031

8.                                      SUBSEQUENT EVENT

On July 29, 2003 we signed a definitive merger agreement with the Morongo Band of Mission Indians, a federally-recognized California Indian tribe, pursuant to which a subsidiary of the Morongo tribe will acquire Full House Resorts.  In the merger, each Full House Resorts common shareholder will receive $1.30 for each share of Full House Resorts common stock and each holder of its Series 1992-1 Preferred Stock will receive $6.15 per share of preferred stock.  The transaction values Full House Resorts at $20.1 million, including the assumption of $2.4 million of debt.

The Morongo tribe intends to fund the consideration from cash reserves and existing credit facilities.  The transaction, which is expected to close in the fourth quarter of 2003, is subject to shareholder approval by Full House Resorts, approval by the general membership of the Morongo tribe, the gaming and other necessary regulatory approval and other customary closing conditions.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On July 29, 2003 we signed a definitive merger agreement with the Morongo Band of Mission Indians, a federally-recognized California Indian tribe, pursuant to which a subsidiary of the Morongo tribe will acquire Full House Resorts.  In the merger, each Full House Resorts common shareholder will receive $1.30 for each share of Full House Resorts common stock and each holder of its Series 1992-1 Preferred Stock will receive $6.15 per share of preferred stock.  The transaction values Full House Resorts at $20.1 million, including the assumption of $2.4 million of debt.

The Morongo tribe intends to fund the consideration from cash reserves and existing credit facilities.  The transaction, which is expected to close in the fourth quarter of 2003, is subject to shareholder approval by Full House Resorts, approval by the general membership of the Morongo tribe, the gaming and other necessary regulatory approval and other customary closing conditions.

Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates and those differences may be material to the financial statements. Our accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-KSB for the period ended December 31, 2002.

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

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Revenues.  As a result of the expiration of the Oregon contract in August 2002 pursuant to its terms, our Delaware joint venture contract represents our only current revenue source.  Revenue related to the Oregon contract for 2002 is reported as management fees.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $868,979 in 2003, an increase of $32,381, or 4% for the three month period, and $1,672,587, a decrease of $47,968, or 3% for the six month period.  The increase during the three month period resulted from decreased expenses.  For the six month period, adverse weather conditions and a statewide smoking ban contributed to the decline.

In late November 2002, a statewide smoking ban took effect in Delaware that prohibits smoking in the casino facilities.  Additionally, adverse weather conditions in January and February of 2003, which caused the facility to be closed for two days of President’s Day weekend, had a significant impact on operations. We are unable to accurately determine the relative impact attributable to each factor, however, we believe the smoking ban, which is expected to be permanent, may be responsible for monthly revenue declines approximating 10%.

Oregon.  This agreement expired in August 2002 pursuant to its terms, and no further fees will be paid.  Our management fees from the Oregon contract were $600,884 and $1,144,919 for the respective prior year three and six month periods.

Development Costs.  Total development costs were $126,873 compared to $177,484 for the three month period, and $289,507 compared to $393,045 for the six month period.  All of these costs were related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act.  The reduced spending levels in the current year are primarily a result of completion of the environmental work associated with the property.

General and Administrative Expenses. General and administrative expenses decreased by $151,879 and $166,069 for the respective three and six month periods. During the second quarter of 2002 we recorded an accrual of $125,000 for litigation settlement which represents the majority of these decreases. The additional decrease reflects reduced legal and rent expenses.

Depreciation and Amortization.  Amortization of our contract rights with respect to our management agreements in Michigan, Oregon and California was $41,390 for the quarter and $82,779 for the six month period, compared to $55,400 ad $110,800 for the prior year.  These reductions are due to the expiration of the Oregon contract, and the related amortization expense. Depreciation expense was $2,996 and $6,159 for the three and six month periods compared to $4,262 and $9,319 in the respective prior year periods.

Interest Expense.  Interest expense decreased by $12,973 and $39,644 for the three and six months ended June 30, 2003, compared to the respective prior year periods.  For the three month period the decrease is attributable to a decrease in interest rates.  For the six month period the decrease is due to lower outstanding borrowings coupled with a decrease in interest rates.

Interest and Other Income.  Interest income declined slightly from prior periods due to reduced interest rates earned on invested cash balances.  In May 2003, we sold our land parcel in Biloxi, Mississippi for $2,500,000 and recognized a gain on the sale of $27,793.

Income Tax Provision.  Income tax expense decreased significantly for both the three and six month periods primarily reflecting the decrease in earnings. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the tax effect of non-deductible amortization expenses.  Although consolidated earnings before taxes decreased significantly, the state tax provision only reflects a decrease related to the Delaware joint venture earnings.

Liquidity and Capital Resources

At June 30, 2003, we had cash and cash equivalents of $3,710,878.  For the six months ended June 30, 2003, cash of $167,032 was provided by operating activities, as compared to $874,961 in the prior year period.  This change is primarily due to reduced earnings resulting from the termination of our Oregon contract.  Net cash provided by investing activities was $2,379,793, representing the net proceeds of $2,499,793 from the sale of land in Biloxi, Mississippi and the use of $120,000 for advances to the Michigan tribe, compared to using $136,496 in the prior year primarily for advances of $120,000 to the Michigan Tribe. There were no cash financing activities in the current year.  In the prior year period financing activities used $1,218,740 reflecting the $3,000,000 repayment of the GTECH note, the receipt of a $2,381,260 advance under the RAM note, and a $600,000 reduction in bank borrowings.  There was a net increase in cash and cash equivalents of $2,546,825 during the first six months of 2003.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February 25, 1999.  We had renewed this line on an annual basis.  In February 2002, the renewal reduced the availability to $1,000,000 and extended the maturity date to May 12, 2003.

This credit facility has not been renewed or extended.  The sale of our Mississippi property has provided adequate liquidity, and also ended any business association in Mississippi.

On April 4, 2003, we entered into an agreement to sell our one-acre parcel of land located in Biloxi, Mississippi for $2,500,000.  The transaction closed on May 16, 2003.

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

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The Receivable is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises.  In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  Our balance sheet includes as a receivable a $25,000 advance due from Torres-Martinez Tribe, and included in Gaming and Contract Rights is approximately $130,000 attributable to this contact.  We have incurred aggregate expenses of approximately $1 million, including interest, on behalf of Torres-Martinez Tribe.  In June 2002, the Tribe requested additional documentation concerning these costs, which we have provided.  We are discussing an appropriate resolution of this matter including reimbursement for costs that we incurred.  We believe that these amounts are recoverable based upon the expressed intentions of Torres-Martinez Tribe, as well as our contractual rights.

In November 2002, we executed a termination agreement with respect to our Hard Rock licensing rights in Biloxi, Mississippi in exchange for a $100,000 termination fee.  Additionally, if Hard Rock executes a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period.

Contractual Obligations.

The following table summarizes our contractual obligations as of June 30, 2003:

		Payments Due by Period
	Total	2003	2004	2005	Thereafter
Long term debt	$2,381,260	$2,381,260	$—	$—	$—
Operating leases	146,322	18,114	37,677	39,184	51,347
Total	$2,527,582	$2,399,374	$37,677	$39,184	$51,347

As of June 30, 2003, we had cumulative undeclared and unpaid dividends in the amount of $2,310,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Recent Accounting Pronouncements.  In June 2001, the FASB issued SFAS No.  143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or normal operation, except for certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial statements.

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

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Full House’s chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of an evaluation date within 90 days before the filing of this quarterly report, have concluded that as of the evaluation date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us would be made known to them to allow timely decisions regarding disclosures.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 3.           Defaults Upon Senior Securities

As of June 30, 2003, cumulative dividends were $2,310,000, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992-1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

31.1                 Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                 Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K;

On July 31, 2003, we filed a Current Report on Form 8-K on concerning the execution of a Merger Agreement dated July 29, 2003 with the Morongo Band of Missiion Indians

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 11, 2003

By:	/s/ MICHAEL P. SHAUNNESSY
Michael P. Shaunnessy, Executive V. P. and Chief Financial Officer