Form 10QSB
period 2003-09-30
FULL HOUSE RESORTS INC
filed 2003-11-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

(702) 221-7800
(Registrant’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2003, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,842,046	$1,164,053
Receivables	125,000	186,969
Prepaid expenses	195,432	106,656
Total current assets	2,162,478	1,457,678

NON-OPERATING LAND	—	2,472,000
JOINT VENTURE INTEREST IN LAND HELD FOR DEVELOPMENT	1,929,415	—
FIXTURES AND EQUIPMENT - net	14,820	23,612
INVESTMENTS IN JOINT VENTURES	265,666	27,876
RECEIVABLES	1,437,291	1,257,291
GAMING AND CONTRACT RIGHTS - net	5,065,779	5,189,947
DEFERRED INCOME TAX ASSET	638,714	712,418
DEPOSITS AND OTHER ASSETS	6,382	6,382
TOTAL	$11,520,545	$11,147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,549	$13,426
Payable to joint ventures	41,192	—
Current portion of long-term debt	2,381,260	2,381,260
Accrued expenses	368,423	172,654
Total current liabilities	2,810,424	2,567,340

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,462,500 and $4,305,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(8,720,872)	(8,851,129)
Total stockholders’ equity	8,710,122	8,579,864
TOTAL	$11,520,545	$11,147,204

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
OPERATING REVENUES:
Joint venture earnings	$870,292	$887,071
Management fees	—	384,639
Total operating revenues	870,292	1,271,710

OPERATING COSTS AND EXPENSES:
Development costs	181,071	291,086
General and administrative	713,147	392,214
Depreciation and amortization	44,022	51,668
Total operating costs and expenses	938,240	734,968
(LOSS) INCOME FROM OPERATIONS	(67,948)	536,742

Interest expense	(24,962)	(28,999)
Interest and other income	731	450

(LOSS) INCOME BEFORE INCOME TAXES	(92,179)	508,193

INCOME TAX BENEFIT (PROVISION)	34,400	(210,763)

NET (LOSS) INCOME	(57,779)	297,430

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES	$(110,279)	$244,930

NET (LOSS) INCOME PER COMMON SHARE, Basic and Diluted	$(0.01)	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
OPERATING REVENUES:
Joint venture earnings	$2,542,879	$2,607,626
Management fees	—	1,529,558
Total operating revenues	2,542,879	4,137,184

OPERATING COSTS AND EXPENSES:
Development costs	470,578	684,131
General and administrative	1,491,960	1,337,096
Depreciation and amortization	132,960	171,787
Total operating costs and expenses	2,095,498	2,193,014
INCOME FROM OPERATIONS	447,381	1,944,170

Interest expense	(75,425)	(119,106)
Interest and other income	30,005	3,884

INCOME BEFORE INCOME TAXES	401,961	1,828,948

INCOME TAX PROVISION	(271,704)	(753,487)

NET INCOME	130,257	1,075,461

Less, undeclared dividends on cumulative preferred stock	157,500	157,500

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES	$(27,243)	$917,961

NET (LOSS) INCOME PER COMMON SHARE, Basic and Diluted	$(0.00)	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,257	$1,075,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,960	171,787
Equity in earnings of joint ventures	(2,542,879)	(2,607,626)
Distributions from joint ventures	2,305,089	2,224,503
Gain on sale of non-operating land	(27,793)	—
Changes in operating assets and liabilities:
Receivables	103,161	111,857
Prepaid expenses	(88,776)	(51,913)
Deposits and other assets	—	2,379
Deferred taxes	73,704	286,120
Accounts payable and accrued expenses	201,892	253,555

Net cash provided by operating activities	287,615	1,466,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on receivable	(180,000)	(180,000)
Proceeds from sale of non-operating land	2,499,793	—
Joint venture interest in purchase of land held for development	(1,929,415)	—
Purchase of fixtures and equipment	—	(16,496)

Net cash provided by (used in) investing activities	390,378	(196,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from RAM note	—	2,381,260
Repayment of GTECH note	—	(3,000,000)
Repayment of line of credit	—	(600,000)

Net cash used in financing activities	—	(1,218,740)

NET INCREASE IN CASH AND CASH EQUIVALENTS	677,993	50,887
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,164,053	867,419

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,842,046	$918,306

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

2.                                      RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company has determined that SFAS No. 150 will not have a material impact on its financial position and results of operations.

3.                                      JOINT VENTURE INTEREST IN LAND HELD FOR DEVELOPMENT

On September 9, 2003 the Company, together with RAM Entertainment, LLC, our joint venture partner, purchased approximately 80 acres of land located at the intersection of I-94 and 11 Mile Road in Emmett Township, just outside Battle Creek, Michigan.  The purchase price of $3,858,830 was funded equally by the two parties.  The land is intended to be used as the site for a casino project for the Nottawaseppi Band of Huron Potawatomi Indians.

4.             JOINT VENTURE ACQUISITION

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
	$1,403,854

5.                                      GAMING AND CONTRACT RIGHTS

As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995 and which represent the Company’s acquisition of a 50% ownership of the right to manage the planned facility through the management agreement held by the joint ventures.  Amortization of the contributed Michigan gaming rights will commence when the associated facility is developed and becomes operational and will be on a straight-line basis over seven years, or the term of the management contract.  Now that these are wholly-owned consolidated entities, these rights are reflected in Gaming and Contract Rights, along with the contract rights acquired in the GTECH acquisition of $1,403,854.  The contract rights acquired in the GTECH acquisition represent the Company’s acquisition of 100% ownership and management’s ability to control the operations of these entities.  Therefore, amortization of the acquired contract rights commenced as of April 1, 2001.  Gaming and Contract Rights, net, as of September 30, 2003 is comprised of the following:

Contributed Michigan gaming rights	$4,155,213
Acquired contract rights	1,403,854
Less accumulated amortization	(493,288)
Gaming Contract Rights, net	$5,065,779

Annual amortization expense related to the acquired contract rights is $165,560 through 2008, with the then remaining balance of $41,374 expensed in 2009.  As of September 30, 2003, the weighted average amortization period for acquired contract rights is 5.5 years.

The Michigan and California ventures are in the development stage.  Successful development, and ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand.  These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.

6.                                      JOINT VENTURE INVESTMENTS

The Investments in Joint Venture on the balance sheet now reflects our ownership interest in only the Delaware LLC.  The joint venture revenue recorded in the statements of operation represents a 50% interest in the net income of the joint venture.

SUMMARY INFORMATION FOR THE DELAWARE LLC FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, is as follows:

	Three Months		Nine Months
	2003	2002	2003	2002

Revenues	$4,548,161	$5,196,176	$14,299,320	$14,967,989
Income from operations	1,740,584	1,774,142	5,085,758	5,215,251
Net income	1,740,584	1,774,142	5,085,758	5,215,251

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

On February 15, 2003 we entered into an agreement with RAM to extend the due date until February 15, 2004 for receipt of regulatory approvals, or the repayment of the note. The loan continues to bear interest adjustable daily at prime and requires interest payments monthly.

The legal challenge preventing the land from being taken into trust is pending in Federal District Court.  A status conference was held on this matter on June 5, 2003 and final pleadings were filed July 18, 2003.  Oral arguments were held on August 28, 2003, and we are now waiting for the ruling of the court.

8.             SEGMENT INFORMATION

Since the joint venture acquisition from GTECH, we now view our business in three primary business segments.  The Operations segment includes the performance of the Delaware and Oregon projects.  The Development segment includes costs associated with our activities in

Michigan, California, and Mississippi.  The Corporate segment reflects the management and administrative expenses of the business.

SUMMARY INFORMATION FOR THE THREE MONTHS  ENDED SEPTEMBER 30,

2003

	Operations	Development	Corporate	Consolidated

Revenues	$870,292	$—	$—	$870,292
Development costs	—	181,071	—	181,071
Income (loss) from operations	870,292	(222,460)	(715,780)	(67,948)
Net income (loss)	544,421	(130,268)	(471,932)	(57,779)

2002

	Operations	Development	Corporate	Consolidated

Revenues	$1,271,710	$—	$—	$1,271,710
Development costs	—	291,086	—	291,086
Income (loss) from operations	1,264,998	(332,476)	(395,780)	536,742
Net income (loss)	820,854	(262,506)	(260,918)	297,430

SUMMARY INFORMATION FOR THE NINE MONTHS  ENDED SEPTEMBER 30,

2003

	Operations	Development	Corporate	Consolidated

Revenues	$2,542,879	$—	$—	$2,542,879
Development costs	—	470,578	—	470,578
Income (loss) from operations	2,542,879	(594,746)	(1,500,752)	447,381
Net income (loss)	1,386,020	(279,650)	(976,113)	130,257

2002

	Operations	Development	Corporate	Consolidated
2002
Revenues	$4,137,184	$—	$—	$4,137,184
Development costs	—	684,131	—	684,131
Income (loss) from operations	4,102,450	(933,301)	(1,224,979)	1,944,170
Net income (loss)	2,568,579	(687,195)	(805,923)	1,075,461

9.                                      SUBSEQUENT EVENT

On October 14, 2003 we were notified by the Morongo Band of Mission Indians, that the general membership had failed to approve the proposed merger between Full House Resorts and a subsidiary of the Morongo Band and therefore the proposed merger will not proceed.  The Tribe placed the question of approval on a ballot conducted among all voting members of the Morongo Band, in accordance with its custom and tradition of governance.  As previously indicated, completion of the proposed merger was subject to obtaining this approval.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

On October 14, 2003 we were notified by the Morongo Band of Mission Indians, that the general membership had failed to approve the proposed merger between Full House Resorts and a subsidiary of the Morongo Band and therefore the proposed merger will not proceed.

On July 29, 2003 we signed a definitive merger agreement with the Morongo Band of Mission Indians, a federally-recognized California Indian tribe, pursuant to which a subsidiary of the Morongo tribe was to acquire Full House Resorts.  In the merger, each Full House Resorts common shareholder was to  receive $1.30 for each share of Full House Resorts common stock and each holder of its Series 1992-1 Preferred Stock was to receive $6.15 per share of preferred stock. The Tribe placed the question of approval on a ballot conducted among all voting members of the Morongo Band, in accordance with its custom and tradition of governance.

As previously indicated, completion of the proposed merger was subject to obtaining shareholder approval by Full House Resorts, approval by the general membership of the Morongo tribe, the gaming and other necessary regulatory approval and other customary closing conditions.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the recoverability of intangibles; the adequacy of our allowance for uncollectible receivables; and the recoverability of deferred income tax assets.  Various assumptions and other factors underlie the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions.  We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.  Historically, actual results have not significantly deviated from those determined using the estimates described above.

Results of Operations for the Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

Revenues.  As a result of the expiration of the Oregon contract in August 2002 pursuant to its terms, our Delaware joint venture represents our only current revenue source.  Revenue related to the Oregon contract for 2002 is reported as management fees.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $870,292 in 2003, a decrease of $16,779, or 2% for the three month period, and $2,542,879, a decrease of $64,747, or 3% for the nine month period.  These decreases are primarily due to the statewide smoking ban, coupled with adverse weather conditions during the first quarter of 2003.

In late November 2002, a statewide smoking ban took effect in Delaware that prohibits smoking in the casino facilities.  Additionally, adverse weather conditions in January and February of 2003, which caused the facility to be closed for two days of President’s Day weekend, had a significant impact on operations. We are unable to accurately determine the relative impact attributable to each factor, however, we believe the smoking ban, which is expected to be permanent, may be responsible for monthly revenue declines of 5% to 10%.

Oregon.  This agreement expired in August 2002 pursuant to its terms, and no further fees will be paid.  Our management fees from the Oregon contract were $384,639 and $1,529,558 for the respective prior year three and nine month periods.

Development Costs.  Total development costs were $181,071 compared to $291,086 for the three month periods ended September 30, 2003 and 2002, respectively, and $470,578 compared to $684,131 for the respective nine month periods. In September 2002, we had paid approximately $200,000 for an option extension on the proposed gaming site for the Michigan venture with the Huron Potawatomi Tribe in Battle Creek. In September 2003, we purchased this property.  The elimination of the option expense for the three month period was partially offset by an increase in legal fees for the land trust litigation.  For the nine month period, the reduction in development costs is primarily attributable to the elimination of the option fee.

General and Administrative Expenses. General and administrative expenses increased by $320,933 for the three month period ended September 30, 2003, primarily due to expenses associated with Morongo merger transaction. These expenses included legal fees related to the merger agreements and preliminary proxy documents, as well as investment banking fees, primarily for a fairness opinion.  For the nine month period ended September 30, 2003, expenses increased by $154,864 which reflects these merger related expenses being offset by an accrual in the prior year period of $125,000 for a litigation settlement and reduced rent expense.

Depreciation and Amortization.  Amortization of our contract rights with respect to our management agreements in Michigan, Oregon and California was $41,389 for the quarter and $124,168 for the nine month period ended September 30, 2003, compared to $48,103 and $158,903 for the prior year periods.  These reductions are due to the expiration of the Oregon contract, and the related amortization expense. Depreciation expense was $2,633 and $3,564 for the three and nine month periods compared to $8,792 and $12,883 in the respective prior year periods.

Interest Expense.  Interest expense decreased by $4,037 and $43,681 for the three and nine months ended September 30, 2003, compared to the respective prior year periods.  For the three month period the decrease is attributable to a decrease in interest rates.  For the nine month period the decrease is due to lower outstanding borrowings coupled with a decrease in interest rates.

Interest and Other Income.  Interest income declined slightly from prior periods due to reduced interest rates earned on invested cash balances.  In May 2003, we sold our land parcel in Biloxi, Mississippi for $2,500,000 and recognized a gain on the sale of $27,793.

Income Tax Provision.  Income tax expense decreased significantly for both the three and nine month periods ended September 30, 2003, primarily reflecting the decrease in earnings. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the tax effect of non-deductible amortization expenses.  Although consolidated earnings before taxes decreased significantly, the state tax provision only reflects a decrease related to the Delaware joint venture earnings.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalents of $1,842,046.  For the nine months ended September 30, 2003, cash of $287,615 was provided by operating activities, as compared to $1,446,123 in the prior year period.  This change is primarily due to reduced earnings resulting from the termination of our Oregon contract and merger related expenses.  Net cash provided by investing activities was $390,378, representing the net proceeds of $2,499,793 from the sale of land in Biloxi, Mississippi and the use of $180,000 for advances to the Michigan tribe, and $1,929,415 for the acquisition of the proposed Michigan gaming site, compared to using $196,496 in the prior year primarily for advances of $180,000 to the Michigan Tribe. There were no cash financing activities in the current year.  In the prior year period financing activities used $1,218,740 reflecting the $3,000,000 repayment of the GTECH note, the receipt of a $2,381,260 advance under the RAM note, and a $600,000 reduction in bank borrowings.  There was a net increase in cash and cash equivalents of $677,993 during the first nine months of 2003.

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

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal was due at maturity on February  15, 2003 unless earlier forgiven pursuant to its terms.  The anticipated approvals have not yet been received, and the parties have extended the maturity date to February 15, 2004.  The legal challenge preventing the land from being taken into trust is pending in Federal District Court.

On September 9, 2003 the Company, together with RAM Entertainment, LLC, our joint venture partner, purchased approximately 80 acres of land located at the intersection of I-94 and 11 Mile Road in Emmett Township, just outside Battle Creek, Michigan.  The purchase price of $3,858,830 was funded equally by the two parties.  The land is intended to be used as the site for a casino project for the Nottawaseppi Band of Huron Potawatomi Indians

As a result of our agreement with RAM, development funding cash needs for the Michigan project may be primarily provided by RAM.  Therefore, our future cash requirements will primarily be to fund general and administrative expenses.  Our Oregon contract expired in August 2002, leaving the Delaware joint venture as our sole source of operating cash flow.  We believe that adequate financial resources will be available to execute our current business plan.

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

Contractual Obligations.

The following table summarizes our contractual obligations as of September 30, 2003:

		Payments Due by Period
	Total	2003	2004	2005	Thereafter
Long term debt	$2,381,260	$2,381,260	$—	$—	$—
Operating leases	137,265	9,057	37,677	39,184	51,347
Total	$2,518,525	$2,390,317	$37,677	$39,184	$51,347

As of September 30, 2003, we had cumulative undeclared and unpaid dividends in the amount of $2,362,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Recent Accounting Pronouncements.  In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company has determined that SFAS No. 150 will not have a material impact on its financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 3.  Defaults Upon Senior Securities

As of September 30, 2003, cumulative dividends were $2,362,500, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992-1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits .
	31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K;

On September 15, 2003, we filed a Current Report on Form 8-K concerning our acquisition of a proposed gaming site in Michigan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: November 11, 2003

	By:	/s/ MICHAEL P. SHAUNNESSY
Michael P. Shaunnessy, Executive V. P.
and Chief Financial Officer