Form 10KSB
period 2003-12-31
FULL HOUSE RESORTS INC
filed 2004-03-30
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

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

State issuer’s revenues for its most recent fiscal year:  $3,338,851.

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 19, 2004 was: $3,564,791.

The number of shares outstanding of registrant’s $.0001 par value common stock, as of March 19 2004, was 10,340,380 shares.

Documents Incorporated By Reference

None

PART I

1.                                      Description of Business.

BACKGROUND

Full House Resorts, Inc. develops and operates destination resorts and entertainment and gaming centers.  We operate Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware.  Midway Slots and Simulcast has a total of approximately 1,400 gaming devices, a 450-seat buffet, a 50-seat diner and an entertainment lounge area.  We operated, until August 2002, the Mill Casino, which is located on Tribal Trust Lands of the Coquille Indian Tribe in North Bend, Oregon. We are also involved in the development of a Tribal project in Battle Creek, Michigan.

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

Acquisition of GTECH’s Interest

On March 30, 2001, we bought GTECH’s 50% interest in three joint venture projects that had been equally owned by GTECH and us:

•                  Gaming Entertainment, LLC, owner of an agreement that continued through August 2002 with the Coquille Indian Tribe, which conducted gaming at The Mill Casino in North Bend, Oregon;

•                  Gaming Entertainment (Michigan), LLC, owner of a management agreement with the Nottawaseppi Huron Band of Potawatomi to develop and manage a gaming facility near Battle Creek, Michigan; and

•                  Gaming Entertainment (California), LLC, owner of a management agreement with the Torres Martinez Band of Desert Cahuilla Indians to manage a gaming facility near Palm Springs, California.

The purchase price was $1.8 million, and was funded through our existing credit facility.  As part of this transaction, GTECH extended the due date of our $3.0 million promissory note until January 25, 2002.  This note was repaid in full in February 2002.  Also, as part of this transaction, GTECH was no longer required to provide the necessary financing for the development projects in Michigan and California.

This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of an agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.  We continue to own this joint venture with GTECH.

Below is a short description of our remaining joint venture with GTECH and the gaming projects and opportunities that we now own.

Project Currently Operating

Midway Slots and Simulcast—Harrington, Delaware

We opened Midway Slots and Simulcast, owned by Harrington Raceway, Inc. on August 20, 1996.  The original 35,000 square foot facility located near Dover, Delaware, was developed, financed and is managed by a Full House-Dreamport joint venture company.  The joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility under a 15-year contract.  The facility opened with 500 gaming devices, a simulcast parlor and a small buffet. Following expansions in 1998 and 2000, the facility now includes a 450-seat buffet, a 50-seat diner, and an entertainment lounge area and accommodates 1,430 gaming devices.

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

In November 2002, both Maryland and Pennsylvania elected governors supporting some type of gaming legalization.  Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have an impact on our facility.  The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities.  Maryland legislators and the governor continue to debate gaming legalization with no clear consensus yet formed.

The state of Delaware enacted indoor clean air legislation that became effective in late November of 2002.  This legislation bans smoking in indoor public access facilities, including casinos.  Total Delaware gaming revenue declined by approximately 11.3% during 2003 compared to 2002, and we believe the smoking legislation was the principal cause of this market decline.

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

Projects in Development

Nottawaseppi Huron Band of Potawatomi—Battle Creek, Michigan

We entered into a series of agreements in January 1995 with the Nottawaseppi Huron Band of Potawatomi, a Michigan Indian Tribe, to develop and manage gaming and non-gaming commercial opportunities for the Tribe.  The Tribe’s state reservation lands are in south central Michigan.  If developed, the facility will target the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as Ft. Wayne, Indiana.

The Tribe achieved final federal recognition as a tribe in April 1996.  The Tribe obtained a Gaming Compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games.  The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes.  A lawsuit was filed in 1999 by “Taxpayers of Michigan Against Casinos” in Ingham County Circuit Court.  The lawsuit challenged the constitutionality of the approval process of these gaming compacts.  On January 18, 2000, Judge Peter D. Houk ruled that the compacts must be approved by a legislative bill rather than by resolution.  The State of Michigan filed an appeal to the Michigan Court of Appeals on February  4, 2000.  We joined in the appeal filing as an intervening defendant.  On November 12, 2002, the Michigan Court of Appeals unanimously overturned the lower court decision; ruling that the compacts were valid.  The plaintiff filed an appeal with the Michigan Supreme Court on December 3, 2002.  The parties have filed their briefs and oral argument was held on March 11, 2004.

In December 1999, the management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission, which we refer to as the NIGC.  We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Tribe, have incorporated all the appropriate changes.

In December 1999, the Tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the Bureau of Indian Affairs.  The parties selected a parcel of land for the gaming enterprise, which was purchased in September 2003, and completed a Fee-to-Trust application that was submitted to the Bureau of Indian Affairs in Washington, D.C. in February 2002.  On August 9, 2002, the United States Department of Interior issued its notice to take the land into trust for the benefit of the Tribe.  On August 30, 2002 “Citizens Exposing Truth About Casinos” filed a complaint in Federal District Court for the District of Columbia, seeking to prevent this land from being taken into trust.  The parties filed their initial briefs and oral argument was held August 28, 2003.  We are now awaiting the court’s ruling.

A Full House-GTECH joint venture company had the exclusive right to provide financing and casino management expertise to the Tribe in exchange for 26% of net profits and certain other considerations from any future gaming or related activities of the Tribe. If the project is developed, a third party will be paid a royalty fee in lieu of its original 15% ownership interest in earlier contracts with the Tribe.

We acquired GTECH’s interest in this project in March 2001.  On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM loaned us $2,381,260, which we used to retire our outstanding loan from GTECH.  The loan is to be converted to a 50% equity position in these projects once our management contracts receive regulatory approval, and the gaming site is taken into trust for the Tribe.  Originally, had these approvals not been received by February 15, 2003, then the loan was to be repaid and RAM would forfeit any interest in these ventures.  However, we entered into an agreement to extend the date for receipt, or waiver, of the approvals to February 15, 2004. On February 12, 2004, we received notice from RAM that they desired to extend the maturity date of the loan to November 15, 2004 unless they were required to convert the loan into a 50% equity ownership position in the project.  We continue to discuss these options with RAM.

In 1996, Michigan voters approved licenses for three gaming facilities within the City of Detroit, approximately 100 miles from the Battle Creek area.  We do not believe that these gaming facilities in Detroit will have a material adverse impact on the proposed Huron Potawatomi casino.

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

In August 2001, we received a notice from the Tribe purporting to sever our relationship.  Our balance sheet includes as a receivable, a $25,000 advance due from the Tribe.  In addition, Gaming and Contract Rights includes approximately $120,000 attributable to this contract.  We have incurred an aggregate of approximately $1 million in costs, including interest, on the Tribe’s behalf.  In June 2002, the Tribe requested additional documentation concerning these costs, which we have provided.  We are discussing an appropriate resolution of this matter including reimbursement for costs that we incurred.  While there can be no assurance, we believe that we can recover the amounts carried on our balance sheet based upon the Tribe’s expressed intentions as well as our contractual rights.

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

By mutual agreement we ended the Management and Development Agreement which relieved Hard Rock of its obligation to co-manage the facility.  We are still allowed to seek an equity partner to fill Hard Rock’s role. Additionally, the parties amended certain portions of the Licensing Agreement.  While negotiating to amend the agreements, we entered into discussions with potential equity partners and then potential partners for the development of the Hard Rock.  Because of the timing requirements in our agreements with Hard Rock, and the conditions in the tourism industry, we decided not to develop this project as planned.

In November 2002, we entered into a termination agreement with Hard Rock with respect to the Licensing Rights, which were due to expire by contract on November 20, 2003.  We received $100,000 in exchange for relinquishing any right we had to prevent Hard Rock from entering into any other licensing agreements in Mississippi prior to the original contract termination date.  Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period for annual fees of $100,000 or 10% of the licensing fees, whichever is greater.  During 2003 and within the one year period, Hard Rock executed a new licensing agreement. Our consulting fees become payable upon opening of the facility which is expected to occur in 2005.

In May 2003 we sold the Biloxi land parcel for $2,500,000 and recognized a gain of $27,793.

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

COMPETITION

The gaming industry is highly competitive.  Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian Land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; and card rooms.  The Indian-owned casinos that we are developing and plan to operate compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

Midway Slots and Simulcast is one of three facilities currently operating in Delaware.  In addition, in November 2002, both Maryland and Pennsylvania elected governors supporting some type of gaming legalization.  Neither jurisdiction has yet passed gaming legislation but several proposals are being considered.  Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have an impact on our facility.  The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities.

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

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

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

We are currently a defendant in litigation which could result in an obligation to pay substantial amounts.  Full House and some of our current and former directors and officers are defendants in a lawsuit with Lone Star Casino regarding the potential acquisition of a riverboat casino on the Mississippi Gulf Coast.  A verdict against us could require payments of amounts in excess of our financial resources.

We will need additional capital to pursue gaming opportunities.  We believe we have enough revenue to finance present operations.  We will, however, need substantial additional funding to pursue gaming opportunities in Michigan and elsewhere.  We may not be able to get such financing.  If we get such financing, you should know that any additional equity financings may be dilutive to shareholders, and any debt financing may involve additional restrictions.  An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals, and might require us to cease operations entirely.

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

We have a limited base of operations.  Our principal operations currently consist of the management of one facility, Midway Slots and Simulcast.  This, combined with the potentially significant investment associated with any new managed facilities may cause our operating results to fluctuate significantly.  Additionally, delays in the opening or non-opening of any future casinos could also significantly affect our profitability.  Future growth in revenues and profits will depend on our ability to increase the number of our managed casinos and facilities or develop new business opportunities.  We may be unable to successfully develop or manage any additional casinos or facilities.

Development of new casinos is subject to many risks, some of which we may not be able to control.  The opening of our proposed facilities will depend on, among other things, the completion of construction, hiring and training of sufficient personnel and obtaining all regulatory licenses, permits, allocations and authorizations.  The number of the approvals needed to construct and open new facilities is extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

Even if approvals and financing are obtained, major construction projects entail significant risks, including a shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment.  Construction, equipment or stalling problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of these planned casino developments or otherwise affect their design.  In addition, once developed, we may not be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.

EMPLOYEES

As of March 19, 2004, we had four full time employees, two of whom are our executive officers.  Our joint venture operations have approximately 380 full time employees, and management believes that its relationship with its employees is good.  None of our employees are currently represented by a labor union, although such representation could occur in the future.

2.                                      Description of Property.

A Full House-GTECH joint venture company has a fifteen-year lease and leaseback agreement with Harrington Raceway, Inc.  The lease encumbers the revenues of the gaming facility.  The lease is treated as a capital lease and payments began on August 20, 1996.

Full House, together with RAM Entertainment, LLC, owns an eighty-acre parcel of land outside Battle Creek, Michigan which is intended to be a future gaming development site.

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

Lone Star has not taken any further action, and in February 2004, following an additional twenty eight months of inactivity, we prepared another motion to dismiss this action which was filed with the court on March 19, 2004.

4.                                      Submission of Matters to a Vote of Security Holders.

None.

PART II

5.                                      Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)                                  Market Information

Our common stock was listed by The Nasdaq SmallCap Market under the symbol FHRI until April 17, 2001.  Thereafter, the stock began trading on the OTC Bulletin Board.  Set forth below are the high and low sales prices of the common stock as reported on the OTC Bulletin Board for the periods indicated.

	High	Low
Year Ended December 31, 2003

First Quarter	$0.51	$0.33
Second Quarter	1.30	0.45
Third Quarter	1.30	0.63
Fourth Quarter	1.30	0.47

Year Ended December 31, 2002

First Quarter	$0.64	$0.25
Second Quarter	0.70	0.33
Third Quarter	0.60	0.28
Fourth Quarter	0.70	0.42

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  On March 19, 2004, the last sale price of the Common Stock as reported by the OTC Bulletin Board was $0.85.

(b)                                  Holders

As of March 19, 2004, we had approximately 129 holders of record of our common stock.  We believe that there are over 800 beneficial owners.

(c)                                  Dividends

We have never paid dividends on our common stock or preferred stock.  Holders of common stock are entitled to receive such dividends as may be declared by the board of directors out of funds legally available therefor.

Holders of our Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the board of directors out of funds legally available therefor, in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year.  Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative.  We have not declared or paid the accrued dividends on our preferred stock which were payable since issuance, totaling $2,415,000 and, accordingly, are in default in regard thereto.

Since we are in default in declaring, setting apart for payment and paying dividends on the preferred stock, we are restricted from paying any dividend or making any other distribution or redeeming any stock ranking junior to the preferred stock.

We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and payment of preferred stock dividends and, accordingly, do not anticipate paying any cash dividends on our common stock in the near future.

(d)                                  Securities authorized for issuance under equity compensation plans

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	575,000	$2.88	None
Equity compensation plans not approved by security holders(1)	150,000	2.25	None
Total	725,000	$2.75	None

(1)                    Options to purchase 150,000 shares of our common stock were issued in 1994 to a consultant. These options are exercisable at $2.25 per share and expire June 1, 2004.

6.                                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-KSB, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

Overview

During 2002 and 2003, we had focused on selling our company.  We signed a merger agreement with the Morongo Band of Mission Indians in July 2003, but the agreement was terminated in October 2003 based on the failure of their membership to approve the merger.  Our revenues during 2003 were derived solely from our Delaware operations. We have been unable to proceed with development of our Michigan project until two court cases in Michigan are resolved.  We are still awaiting a ruling in both cases.

We are now refocusing our efforts to seek out additional development and management opportunities in line with our philosophy of providing fair value to our partners and enhancing shareholder value.  We have strengthened our management team to allow us to successfully pursue this strategy.

Accounting Policies

Our accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements.  As disclosed therein, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

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

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.  Total operating revenues decreased $1,478,830 from the prior year period. This decrease is due to the termination, in August 2002, of the Oregon management agreement.  With the expiration of the Oregon contract, our Delaware joint venture is now our sole source of revenue.  This revenue stream is being used to fund our ongoing operations and the pursuit of our development project in Michigan.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $3,338,851, an increase of $50,729 compared to $3,288,122 in 2002.  In late November 2002, a non-smoking law became effective in Delaware.  This law, which prohibits smoking in enclosed public facilities, applies to our facility.  Midway experienced a decline in revenue of approximately 9% during 2003 compared to 2002.  A reduction in expenses at the joint venture level offset the decline in management fees received.  The Delaware market gaming revenues declined by 11.3% in 2003, and we believe the smoking restrictions are the principal reason for this decline.

Oregon.  The total fees attributable to the Oregon contract were $1,529,559 in 2002.  This contract expired in August 2002 in accordance with its terms, and the reduction in fees is due to the contract termination.

Development Costs.  Development related costs for the California and Michigan projects were $692,399 in 2003, compared to $954,063 for the prior year.  The majority of these costs were due to activities related to the Michigan venture with the Huron Potawatomi Tribe in Battle Creek.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act.  The decrease is primarily due to the purchase of land that was previously optioned for $216,000 per year.

General and Administrative Expenses.  General and administrative expenses of $1,857,655 for 2003 includes approximately $300,000 in expenses related to a failed merger agreement.  For the prior year, the $1,776,059 in expense included a litigation settlement of $125,000.  The remaining $93,404 difference between periods primarily resulted from reduced property taxes, rental expense and legal fees

Depreciation and Amortization.  Depreciation expense decreased from $16,258 to $11,002.  Amortization of the acquired contract rights was $165,557 compared to $200,292 in the prior period.  The decrease is due to the expiration of the Oregon contract.

Interest Expense.  Interest expense was $99,173 in 2003 compared to $146,067 in 2002.  This decrease is due to slight reduction in the average debt outstanding, coupled with a reduction in our effective borrowing rate from 5.15% to 4.16%.

Interest and Other Income.  In May 2003 we sold our one-acre parcel of land in Mississippi for $2,500,000 and recognized a gain of $27,793.  In November 2002 we entered into a termination agreement with Hard Rock concerning our Biloxi, Mississippi licensing rights in exchange for a termination fee of $100,000.  Interest income is primarily due to earnings on invested cash balances and was slightly less than the prior year due to declining interest rates.

Income Tax Benefit (Provision).  The income tax provision is a combination of separate state taxes on joint venture earnings combined with the effect of a federal consolidated return.  At December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $1,702,000, which may be carried forward to offset future taxable income.  The loss carryforwards will begin to expire in 2018.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

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

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $3,288,122, an increase of $313,448, or 10%, compared to $2,974,674 in 2001.  During 2002 we were able to increase the gaming capacity by approximately 150 machines bringing the total to 1,430 as of December 31, 2002.  This increased capacity, coupled with continuing growth in the market, helped to drive a 16% increase in gaming win.  In late November 2002, a non-smoking law became effective in Delaware.  This law, which prohibits smoking in enclosed public facilities, applies to our facility.  We experienced a decline in revenue of approximately 14% during December, which was also negatively impacted by severe winter weather.  However, we believe the smoking restrictions are having a significant impact on our revenues, and also at the competing facilities in Delaware.

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

LIQUIDITY AND CAPITAL RESOURCES

We held cash and cash equivalents of $1,942,430 as of December 31, 2003.  Net cash provided by operating activities was $447,999 as compared to $1,771,870 in the prior year.  The decrease is primarily due to the decreased cash flow from Oregon as a result of the expiration of the contract.  Investing activities provided cash of $330,378 resulting from the sale of our Mississippi land parcel for $2,500,000, coupled with the land acquisition in Michigan of $1,929,415 and $240,000 in advances to the Michigan Tribe. In 2002, investing activities used $256,496, primarily to fund $240,000 in advances to the Michigan Tribe pursuant to our agreements with them.  There were no financing activities in 2003.  Financing activities used $1,218,740 in cash in 2002 as we repaid the balance of the $3,000,000 GTECH note and $600,000 outstanding on our bank line with the $2,381,260 proceeds from the RAM note and cash provided by operations.  As a result of these activities our cash and cash equivalents increased by $778,377 and $296,634 during 2003 and 2002, respectively.

In 1998, we obtained a $2,000,000 line of credit with Coast Community Bank of Mississippi with an initial maturity date of February 25, 1999.  We had renewed this line on an annual basis.  In February 2002, the renewal reduced the availability to $1,000,000 and extended the maturity date to May 12, 2003.  The sale of our property in Mississippi has provided adequate liquidity, and also ended our active involvement in that market; accordingly, the line was not renewed at maturity.

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be converted into equity upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The original February 15, 2003 maturity date has been extended to February 15, 2004 and extended again at the option of RAM until November 15, 2004 unless it is required to convert the loan into equity.  The legal challenge preventing the land from being taken into trust is pending in Federal District Court.

On September 9, 2003 we, together with RAM Entertainment, LLC, our joint venture partner, purchased approximately 80 acres of land located at the intersection of I-94 and 11 Mile Road in Emmett Township, just outside Battle Creek, Michigan.  The purchase price of $3,858,830 was funded equally by the two parties.  The land is intended to be used as the site for a casino project for the Nottawaseppi Band of Huron Potawatomi Indians

As a result of our agreement with RAM, development funding cash needs for the Michigan project may be substantially provided by RAM.  Our future cash requirements will primarily be to fund the balance of development expense and general and administrative expenses.  Our Oregon contract expired in August 2002, leaving the Delaware joint venture as our sole source of operating cash flow.  We believe that adequate financial resources will be available to execute our current business plan, which is to concentrate on the Michigan project and select development and management opportunities.

On April 15, 2002 we announced the intent to hire an investment advisor to assist in enhancing shareholder value through the exploration of strategic alternatives.  On July 29, 2003 we signed a definitive merger agreement with the Morongo Band of Mission Indians, a federally recognized California Indian tribe, pursuant to which a subsidiary of the Morongo tribe was to acquire Full House Resorts.  In the merger, each Full House Resorts common shareholder was to receive $1.30 for each share of Full House Resorts common stock and each holder of its Series 1992-1 Preferred Stock was to receive $6.15 per share of preferred stock. The Tribe placed the question of approval on a ballot conducted among all voting members of the Morongo Band, in accordance with its custom and tradition of governance. On October 14, 2003 we were notified by the Morongo Band of Mission Indians, that the general membership had failed to approve the proposed merger between Full House Resorts and a subsidiary of the Morongo Band and therefore the proposed merger would not occur.

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

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center.  The receivable on our balance sheet is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises.  Additional advanced costs, which we have expensed as period development costs may also be recovered if we successfully develop and operate a gaming enterprise for the tribe.

 In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  Our balance sheet includes as a receivable a $25,000 advance due from Torres-Martinez Tribe, and included in Gaming and Contract Rights is approximately $120,000 attributable to this contact.  We have incurred aggregate expenses of approximately $1 million, including interest, on behalf of Torres-Martinez Tribe.  In June 2002, the Tribe requested additional documentation concerning these costs, which we have provided.  We are discussing an appropriate resolution of this matter including reimbursement for costs that we incurred.  We believe that these amounts are recoverable based upon the expressed intentions of Torres-Martinez Tribe, as well as our contractual rights.

In November 2002, we executed a termination agreement with respect to our Hard Rock licensing rights in Biloxi, Mississippi in exchange for a $100,000 termination fee.  Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two-year period beginning with the opening of a Biloxi facility, entitling us to receive annually, for the two year consulting period, $100,000, or 10% of licensing fees, as defined, whichever is greater.  During 2003, Hard Rock executed a new licensing agreement for Biloxi.

Contractual Obligations.  The following table summarizes our contractual obligations as of December 31, 2003:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Long term debt	$2,381,260	$2,381,260	$—	$—	$—
Operating leases	126,993	37,320	89,673	—	—
Total	$2,508,253	$2,418,580	$89,673	$—	$—

As of December 31, 2003, we had cumulative undeclared and unpaid dividends in the amount of $2,415,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Quantitative and Qualitative Disclosures about Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

Our total outstanding short-term debt of $2.4 million at December 31, 2003 is subject to variable interest rates, which averaged 4.16% during the current year.  Our variable rate debt is based on the Prime lending rate and therefore, our interest rates on this variable rate debt will change as the Prime rate changes.  Based on our $2.4 million of outstanding variable rate debt at December 31, 2003, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000.

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

Our goodwill, net of accumulated amortization, has been reduced to zero.  Other existing intangibles consist of net Gaming and Contract Rights of $5,024,389.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these consolidated financial statements. The adoption of SFAS No. 148 did not have a material effect on our financial statements.

7.                                      Financial Statements.

The following financial statements are filed as part of this Report:

•                  Independent Auditors’ Report;

•                  Consolidated Balance Sheets as of December 31, 2003 and 2002;

•                  Consolidated Statements of Operations for the years ended December 31, 2003 and 2002;

•                  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002;

•                  Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002;

•                  Notes to Consolidated Financial Statements.

8.                                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

8A.                             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Full House’s chief executive and financial officers, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of December 31, 2003, and concluded that as of December 31, 2003, our disclosure controls and procedures were effective and designed to ensure that material information relating to us would be made known to them to allow timely decisions regarding disclosures.

Changes in Internal Controls.  No significant changes in our internal controls or in other factors that could significantly affect those controls occurred during the fourth quarter of 2003.

PART III

9.                                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of March 26, 2004 are as follows:

Name	Age	Positions
J. Michael Paulson	48	Chairman
William P. McComas	77	Director
Lee A. Iacocca	79	Director
Andre M. Hilliou	56	President and Chief Executive Officer
Greg Violette	53	Chief Financial Officer
Barth F. Aaron	55	Secretary

J. Michael Paulson was elected to our board on February 13, 2004 and was appointed Chairman on March 1, 2004.  Mr. Paulson has been involved in the real estate development and investment business since 1986 as the Founder, Owner and President of Nevastar Investments Corp. and Construction Specialist of Nevada, Inc.  Mr. Paulson has been a director, president and general manager of Gold River Resort and Casino, Inc. and Gold River Operating Corporation since 2000. Mr. Paulson also serves as a director or officer of various businesses involving thoroughbred racing and breeding operations, oil exploration and real estate, gaming and equity investments.  Mr. Paulson worked in the aerospace industry for 17 years, including 11 years with Gulfstream Aerospace Corporation.

William P. McComas was Chairman of the Board and Chief Executive Officer from March  5, 1998 until March 1, 2004.  Mr.  McComas has been a Director of Full House since November 1992.  Mr. McComas has been President of McComas Properties, Inc., a California real estate development company since January 1984.  Mr. McComas and companies controlled by him have developed several hotels and resorts, including Marina Bay Resort, Fort Lauderdale, Florida; Ocean Colony Hotel and Resort, Half Moon Bay, California; Residence Inn by Marriott, Somers Point, New Jersey; and five Holiday Inns located in Des Moines, Iowa; San Angelo, Texas; Suffern, New York; Niagara Falls, New York; and Fort Myers, Florida.

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

Andre M. Hilliou became President and Chief Executive Officer on March 1, 2004.  Mr. Hilliou has over 25 years experience in the gaming industry.  From September 2001 until joining the Full House, Mr. Hilliou served as Chairman and Chief Executive Officer of Vision Gaming and Technology, Inc., formerly known as Leisure Time Technology, Inc. where he brought the company out of bankruptcy.  Prior to that he served as a consultant to the gaming industry.  From 1998 to 1999, Mr. Hilliou was Chief Executive Officer of American Bingo and Gaming, Inc., a manager of bingo operations in the Southeast.  Prior to that he served as Chief Executive Officer of Aristocrat, Inc., the U.S. subsidiary of Australia’s largest slot machine manufacturer.  He spent 16 years with the Showboat Corporation, reaching the level of Vice President of Operations for its Atlantic City, New Jersey property, and Chief Executive Officer of Showboat’s Sydney Harbour Casino, a $1 billion development project.

Greg Violette became Chief Financial Officer on March 1, 2004.  Mr. Violette has 11years of gaming experience.  From Audust 2001 until joining Full House he has been a financial and operational consultant to the gaming industry.  From August 1997 until August 2001 he served as Chief Financial Officer of Pacific Coast Gaming and Michels Development Company (under common ownership) in the business of developing and managing casinos.  Prior to that Mr. Violette served as the Chief Financial Officer for casinos in the Midwest.  He has been involved in developing and managing several casinos for tribes in the Midwest and Southwest.  Prior to his gaming experience, Mr. Violette worked in the travel industry for 10 years, holding middle and senior management positions with Hertz Rent a Car and Northwest Airlines.

Barth F. Aaron was appointed Secretary on March 26, 2004.  He was hired as General Counsel for the Company on March 2, 2004.  From April 2002, Mr. Aaron was General Counsel of Vision Gaming and Technology, Inc., for which he remains company Secretary and legal counsel.  From January 2001until April 2002, Mr. Aaron served as Corporate Director of Regulatory Compliance and Risk Management for Penn National Gaming, Inc.  From August 1996 until May 2000, Mr. Aaron was Corporate General Counsel for Aristocrat, Inc., the U.S. subsidiary of Australia’s largest slot machine manufacturer, where he was a legal consultant from May 2000 until January 2001.  Mr. Aaron has been a Deputy Attorney General with the New Jersey Division of Gaming Enforcement and is admitted to practice law in the states of Nevada, New Jersey and New York.

Meetings and Committees of the Board of Directors

During fiscal year 2003, the board of directors held five meetings of the board of directors and four meetings of the board of directors acting as the audit committee.  Each director attended at least 75% of the board of directors meetings and committee meetings for which their attendance was required.

Our board of directors does not currently have a standing audit, nominating or compensation committee or any committees performing similar functions.  The full board of directors performs these functions.  Two of the current members of our board of directors are independent as defined in the listing standards established by the NASD.  Our board of directors has determined that the board does not have an audit committee financial expert, as defined by SEC regulations.

Our board has determined that all of the members of the board, which performs the functions of the audit committee, have owned and/or managed sizable businesses.  The board believes that the members have sufficient knowledge and experience necessary to fulfill the duties and obligations of an audit committee.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee of our board of directors.  No executive officer of Full House serves as a member of the compensation committee of the board of directors of any entity, one or more of whose executive officers serves as a member of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish us with copies of all such reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) reports were timely filed by our officers, directors and greater than ten percent beneficial owners.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers.  The code of ethics is filed with this report as Exhibit 14.

10.                               Executive Compensation.

Summary Compensation Table

The following table sets forth the annual compensation paid or accrued by us for services rendered during each year presented, for our Chief Executive Officer and Chief Financial Officer, collectively known as the Named Executive Officers, for services in all capacities to us and our subsidiaries.  No other executive officer received over $100,000 in annual salary and bonus in 2003.

Summary Compensation Table

		Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation
William P. McComas,	2003	$250,000	-0-
Former Chairman and Chief Executive Officer	2002	250,000	-0-
	2001	250,000	-0-

Michael P. Shaunnessy	2003	250,000	-0-
Former Executive Vice President and Chief	2002	250,000	-0-
Financial Officer	2001	250,000	-0-

Option Grants In Last Fiscal Year

We did not grant any options to purchase common stock to the Named Executive Officers during 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth certain information concerning the fiscal year-end value of the unexercised stock options held by the Named Executive Officers.  No options were exercised by such officers in 2003.

Name	Number of Securities Underlying Unexercised Options at 2003 Fiscal Year End		Value of Unexercised In the Money Options at 2003 Fiscal Year End (1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
William P. McComas	250,000	-0-	-0-	-0-
Michael P. Shaunnessy	-0-	-0-	-0-	-0-

(2)                                  Based upon the market value of the underlying securities at December 31, 2003 of $0.70, none of the options were “in-the-money”.

Employment Agreements

In January 2002, we entered into an employment agreement with Michael P. Shaunnessy, our former chief financial officer. The agreement provides that during the two-year term Mr. Shaunnessy be paid a salary of $250,000 and participate in such benefits plans and bonus plans as we provide to other executives. This agreement expired January 1, 2004 and was not renewed.

Stock Option Plans

We previously adopted our 1992 Incentive Plan, which was amended in 1999. We are no longer able to issue incentive awards under this plan.

11.                               Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 19, 2004 concerning the beneficial ownership of our common stock by:

•                  each person known by us to be the beneficial owner of more than 5% of our outstanding common stock,

•                  each director,

•                  each of the named executive officers (as defined above), and

•                  all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Owned (1)		Percentage of Class Outstanding (1)
Common Stock:
William P. McComas (2)	2,058,537	(3)	19.4%
Lee A. Iacocca (2)	1,381,471	(3)(4)	13.0%
LKL Family Limited Partnership 10900 Wilshire Boulevard, Suite 310 Los Angeles, California 90024	1,056,471		10.2%
J. Michael Paulson (2)	3,281,500	(5)	31.7%
Allen E. Paulson Living Trust 514 Via De La Valle, Suite 210 Solana Beach, California 92075	3,181,500		30.8%
Andre M. Hilliou (2)	-0-		—
Greg Violette (2)	-0-		—
Barth F. Aaron (2)	-0-		—
Michael P. Shaunnessy (2)	-0-		—
All Officers and Directors as a Group (7 Persons)	6,721,508	(6)	61.6%

Preferred Stock:
William P. McComas (2)	350,000		50.0%
H. Joe Frazier 2420 Sea Island Drive Fort Lauderdale, Florida 33301	350,000		50.0%

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

(2)                   The address for Messrs. McComas, Iacocca, Paulson, Hilliou, Violette, Aaron and Shaunnessy is c/o Full House Resorts, 4670 South Fort Apache Road, Suite 190, Las Vegas, Nevada 89147.

(3)                   Includes options to purchase 250,000 and 325,000 shares of common stock for Messrs. McComas and Iacocca, respectively.

(4)                   Includes 1,056,471 shares held by the LKL Family Limited Partnership of which Lee A. Iacocca is the General Partner.

(5)                   Includes 3,181,500 shares held by the Allen E. Paulson Living Trust of which Mr. J. Michael Paulson is the trustee.

(6)                   Includes 575,000 shares of common stock which may be purchased upon exercise of currently exercisable options.

12.                               Certain Relationships and Related Transactions.

None.

13.                               Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

2.5

Assignment and Sale Agreement dated March 30, 2001 by and among GTECH Corporation, Dreamport, Inc., GTECH Gaming Subsidiary 2 Corporation, Full House Resorts, Inc., and Full House Subsidiary, Inc.  (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2001)

10.38

Gaming Management Agreement between Full House and the Torres Martinez Desert Cahuilla Indians dated April 23, 1993 (incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1995)

10.50

Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and Full House (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

10.51

Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

10.56

Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.57

Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.58

Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.59

Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.60

Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.61

Employment Agreement by and between Full House Resorts, Inc. and Michael P. Shaunnessy dated January 1, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)+

14	Code of Ethics for CEO and Senior Financial Officers*

21	List of Subsidiaries of Full House Resorts, Inc.*

23.1	Consent of Deloitte & Touche LLP *

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*  Filed herewith.

+ Executive compensation plan or arrangement

(b)                                  Reports on Form 8-K

None

14.                               Principal Accounting Fees and Services.

Deloitte & Touche, LLP, audited Full House’s annual consolidated financial statements for the year ending December 31, 2003.  We have not yet retained an audit firm for the year ended December 31, 2004.

During fiscal years 2003 and 2002, Full House retained Deloitte & Touche, LLP to provide services in the following categories and amounts:

Audit Fees

We paid or accrued an aggregate of $82,500 in 2003 and $83,600 in 2002 in fees for professional services rendered by Deloitte & Touche, LLP in connection with the audit of our financial statements for the most recent fiscal years and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-QSB during those fiscal years.

Audit Related Fees

We did not engage Deloitte & Touche, LLP for any audit related professional services for the fiscal year ended December 31, 2003 or the fiscal year ended December 31, 2002.

Tax Fees

We did not engage Deloitte & Touche, LLP for any tax related professional services for the fiscal year ended December 31, 2003 or the fiscal year ended December 31, 2002.

All Other Fees

We did not engage Deloitte & Touche, LLP for any other services for the fiscal year ended December 31, 2003 or the fiscal year ended December 31, 2002.

Because we do no have an audit committee, we do not have audit committee pre-approval policies and procedures.  All of the services provided by our independent auditors were approved by our board of directors and the board of directors believes that the provision of these services is consistent with maintaining the accountants’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: March 26, 2004	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ J. MICHAEL PAULSON	March 26, 2004
J. Michael Paulson, Chairman of the Board

/s/ LEE A. IACOCCA	March 26, 2004
Lee A. Iacocca, Director

/s/ WILLIAM P. MCCOMAS	March 26, 2004
William P. McComas, Director

/s/ GREG VIOLETTE	March 26, 2004
Greg Violette, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 26, 2004

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,942,430	$1,164,053
Receivables	125,000	186,969
Prepaid expenses	110,932	106,656
Total current assets	2,178,362	1,457,678

FIXTURES AND EQUIPMENT, net	12,610	23,612
NON-OPERATING LAND	—	2,472,000
JOINT VENTURE INVESTMENT IN LAND HELD FOR DEVELOPMENT	1,929,415	—
INVESTMENT IN JOINT VENTURE	171,403	27,876
RECEIVABLES	1,497,291	1,257,291
GAMING AND CONTRACT RIGHTS, net	5,024,389	5,189,947
DEFERRED TAX ASSET	626,270	712,418
DEPOSITS AND OTHER ASSETS	6,382	6,382
TOTAL	$11,446,122	$11,147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,465	$13,426
Payable to joint ventures	54,328	—
Current portion of long-term debt	2,381,260	2,381,260
Accrued expenses	204,008	172,654
Total current liabilities	2,673,061	2,567,340

LONG-TERM DEBT, net of current portion	—	—
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,515,000 and $4,305,000, respectively	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(8,657,932)	(8,851,129)
Total stockholders’ equity	8,773,061	8,579,864
TOTAL	$11,446,122	$11,147,204

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
OPERATING REVENUES
Joint venture earnings	$3,338,851	$3,288,122
Management fees	—	1,529,559
Total operating revenues	3,338,851	4,817,681

OPERATING COSTS AND EXPENSES
Development costs	692,399	954,063
General and administrative	1,857,655	1,776,059
Depreciation and amortization	176,559	216,550
Total operating costs and expenses	2,726,613	2,946,672

INCOME FROM OPERATIONS	612,238	1,871,009

Interest expense	(99,173)	(146,067)
Interest and other income	30,280	104,346

INCOME BEFORE INCOME TAXES	543,345	1,829,288

INCOME TAX PROVISION	(350,148)	(873,531)

NET INCOME	193,197	955,757

Less, undeclared dividends on cumulative preferred stock	(210,000)	(210,000)

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES	$(16,803)	$745,757

NET INCOME PER COMMON SHARE, basic and diluted	$0.00	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted	10,340,380	10,340,380

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE JANUARY 1, 2002	700,000	$70	10,340,380	$1,034	$17,429,889	$(9,806,886)	$7,624,107

Net income	—	—	—	—	—	955,757	955,757

BALANCE DECEMBER 31, 2002	700,000	70	10,340,380	1,034	17,429,889	(8,851,129)	8,579,864

Net income	—	—	—	—	—	193,197	193,197

BALANCE DECEMBER 31, 2003	700,000	$70	10,340,380	$1,034	$17,429,889	$(8,657,932)	$8,773,061

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,197	$955,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,559	216,550
Gain on sale of non-operating land	(27,793)	—
Equity in earnings of joint ventures	(3,338,851)	(3,288,122)
Distributions from joint ventures	3,195,324	3,212,213

Changes in operating assets and liabilities:
Receivables	61,970	23,023
Prepaid expenses	(4,276)	(12,778)
Deposits and other assets	—	8,400
Deferred income taxes	86,148	663,531
Accounts payable and accrued expenses	105,721	(6,704)
Net cash provided by operating activities	447,999	1,771,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Joint venture investment in land held for development	(1,929,415)	—
Proceeds from sale of non-operation land	2,499,793	—
Purchases of fixtures and equipment	—	(16,496)
Advances on receivable	(240,000)	(240,000)
Net cash provided by (used in) investing activities	330,378	(256,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of GTECH note	—	(3,000,000)
Proceeds from RAM note	—	2,381,260
Repayment of line of credit	—	(600,000)
Net cash used in financing activities	—	(1,218,740)

NET INCREASE IN CASH AND CASH EQUIVALENTS	778,377	296,634
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,164,053	867,419
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,942,430	$1,164,053

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

CONCENTRATIONS OF CREDIT RISK - Full House’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and long-term receivables.  A portion of Full House’s cash equivalents are in high quality securities placed with major banks and financial institutions.  Management does not believe that there is significant risk of loss associated with such investments.  The receivable is related to the Michigan development and represents advances made to the Tribe to fund its operations.  This amount is repayable from the operations of the gaming facility and although there can be no assurance that a facility will be opened, management does not believe that there is significant risk of loss associated with such investment.

INVESTMENT IN JOINT VENTURE - Investment in joint venture is accounted for using the equity method of accounting.  Under the equity method, original investments are recorded at cost and adjusted by Full House’s share of earnings, losses, and distributions of the joint ventures.

FIXTURES AND EQUIPMENT - Fixtures and equipment are stated at cost and consist primarily of office furniture and fixtures and computer equipment.  Depreciation is computed by the straight-line method over periods of 3 to 7 years.  Accumulated depreciation was $135,477 and $124,475 at December 31, 2003 and 2002, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS - Full House reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment, at least annually, or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of Full House’s cash and cash equivalents, receivables and accounts payable, approximates fair value because of the short maturity of those instruments.  Full House estimates the fair value of its long-term debt based on the current rates offered to Full House for loans of the same remaining maturities.  The estimated fair values of Full House’s long-term debt approximate their recorded values at December 31, 2003.

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

EARNINGS PER COMMON SHARE - Basic earnings per share (“EPS”) is computed based upon the weighted average number of common shares outstanding during the year.  Diluted EPS is computed based upon the weighted average number of common and common equivalent shares plus the weighted average number of options outstanding if their effect upon exercise would have been dilutive using the treasury stock method.  All currently outstanding options have exercise prices in excess of the current market price.

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

The Company has three stock-based employee compensation plans, which are more fully described in Note 13.  The Company accounts for these plans under the recognition and measurement principles of APB No. 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of the grant.

Since all options that are outstanding as of December 31, 2003 have vested, applying the fair value recognition provisions of SFAS No. 123 results in pro forma net income (loss) that is the same as historical net income (loss) during the years ended 2003 and 2002.

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

As of December 31, 2001, our goodwill, net of accumulated amortization, had been reduced to zero.  Other existing intangibles consist of net Gaming and Contract Rights of $5,024,389.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did no have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these consolidated financial statements.  The adoption of SFAS No. 148 did not have a material effect on the Company’s financial statements.

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

3.                                       JOINT VENTURE INVESTMENT IN LAND HELD FOR DEVELOPMENT

On September 9, 2003 a joint venture including the Company and RAM Entertainment, LLC, our joint venture partner, purchased approximately 80 acres of land located at the intersection of I-94 and 11 Mile Road in Emmett Township, just outside Battle Creek, Michigan.  The purchase price of $3,858,830 was funded equally by the two parties.  The land is intended to be used as the site for a casino project for the Nottawaseppi Band of Huron Potawatomi Indians.

4.                                       RECEIVABLES

Full House has advanced funds to the Michigan and California Tribes to fund tribal operations and for development expenses related to these projects.  The repayment of these amounts is dependent upon the development of the projects, and ultimately, the successful operation of the facilities.  As of December 31, 2003 the net receivable represented $1,472,291 due from the Michigan Tribe and $25,000 due from the California Tribe.  While there can be no assurance, we believe that we can recover the amounts carried on our balance sheet based upon the Tribe’s expressed intentions as well as our contractual rights.

The current receivables include $125,000 due from the Allen E. Paulson Living Trust which represents their 50% share of a litigation settlement in Mississippi concerning our Hard Rock development

5.                                       INVESTMENT IN JOINT VENTURE

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

Full House contributed to the capital of the joint ventures its rights to agreements with the Oregon Tribe to finance and develop a gaming and entertainment facility in North Bend, Oregon and the rights to develop the California Tribe, Michigan Tribe and Delaware State Fair gaming projects.  In payment for its interest in the joint ventures, GTECH contributed cash and other intangible assets and committed to loan the joint ventures up to $16.4 million to complete the North Bend, Oregon and Delaware facilities

On March 30, 2001, we acquired GTECH’s 50% interest in three of these joint venture projects that had been equally owned by the two companies: Gaming Entertainment LLC, Gaming Entertainment (Michigan), LLC, and Gaming Entertainment (California), LLC.  (Note 6)

This transaction did not include our other joint venture with GTECH, Gaming Entertainment (Delaware), LLC, owner of a management agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware.  This joint venture continues to be equally owned by us and GTECH.

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

The Investment in Joint Venture on the balance sheet now reflects only our ownership interest in the Delaware LLC.  The Delaware LLC earnings are reported on the accrual basis, while distributions are based on cash available.  The following is a summary of condensed financial information for the joint venture as of December 31, 2003 and 2002 and for the years then ended:

CONDENSED BALANCE SHEET INFORMATION

	2003	2002

Total Assets	$662,598	$760,455

Total Liabilities	319,792	704,702

Members’ capital	342,806	55,753

CONDENSED STATEMENT OF OPERATIONS INFORMATION

	2003	2002

Revenues	$19,311,001	$19,671,970

Income from operations	6,667,702	6,576,244

Net Income	6,667,702	6,576,244

Company’s equity in net income	3,338,851	3,288,122

The joint venture is treated as a partnership for tax purposes and consequently, no tax provision is recognized at the venture level.

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
	$1,403,854

The value of the Oregon contract was amortized over the remaining term.  The Michigan and California contracts are being amortized over an eight year period which reflects a seven year contract term and an initial expectation of development being one year in the future.

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

The Tribe achieved final federal recognition as a tribe in April 1996.  The Tribe obtained a Gaming Compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games.  The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes.  A lawsuit was filed in 1999 by “Taxpayers of Michigan Against Casinos” in Ingham County Circuit Court.  The lawsuit challenged the constitutionality of the approval process of these gaming compacts.  On January 18, 2000, Judge Peter D. Houk ruled that the compacts must be approved by a legislative bill rather than by resolution.  The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000.  We joined in the appeal filing as an intervening defendant.  On November 12, 2002, the Michigan Court of Appeals unanimously overturned the lower court decision; ruling that the compacts were valid.  The plaintiff filed an appeal with the Michigan Supreme Court on December 3, 2002.  The parties filed their initial briefs and oral arguments were held on March 11, 2004.

In December 1999, the management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission, which we refer to as the NIGC.  We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Tribe, have incorporated all the appropriate changes.

The parties selected a parcel of land for the gaming enterprise, which is under option, and completed a Fee-to-Trust application that was submitted to the Bureau of Indian Affairs in Washington, D.C. in February 2002.  On August 9, 2002, the United States Department of Interior issued its notice to take the land into trust for the benefit of the Tribe.  On August 30, 2002 “Citizens Exposing Truth About Casinos” filed a complaint in Federal District Court for the District of Columbia, seeking to prevent this land from being taken into trust.  The parties filed their initial briefs and oral arguments were held August 28, 2003.  We are now awaiting the court’s ruling.

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

In August 2001, we received a notice from the California Tribe purporting to sever our relationship.  We are in the process of discussing an appropriate resolution of this matter that includes reimbursement for costs that we incurred on their behalf.  The Notes Receivable on the balance sheet includes a $25,000 advance due from the California Tribe and Gaming and Contract Rights include approximately $120,000 attributable to this contract.  Additional amounts expended on the Tribe’s behalf were expensed as incurred as development costs, and aggregate approximately $1 million, including interest.  We believe that the balance sheet amounts are recoverable based upon the expressed intentions of the Tribe, as well as the contractual rights that we continue to hold.

7.                                       GAMING AND CONTRACT RIGHTS

As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly-owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995 and which represent the Company’s acquisition of a 50% ownership of the right to manage the planned facility through the management agreement held by the joint ventures.  Amortization of the contributed Michigan gaming rights asset will commence when the associated facility is developed and becomes operational and will be on a straight-line basis over seven years, or the term of the related management contract.  Now that these are wholly-owned consolidated entities, these previously contributed rights are reflected in Gaming and Contract Rights, along with the contract rights acquired in the GTECH acquisition of $1,403,854.  The contract rights acquired in the GTECH acquisition represent the Company’s acquisition of 100% ownership and management’s ability to control the operations of these three entities.  Therefore, amortization of the acquired contract rights commenced as of April 1, 2001.  Gaming and contract rights, net, as of December 31, 2003 is comprised of the following:

Contributed Michigan gaming rights	$4,155,213
Acquired contract rights	1,403,854
Less accumulated amortization	(534,678)
Gaming and Contract Rights, net	$5,024,389

Amortization expense related to the acquired contract rights was $165,557 and $200,292 for the 2003 and 2002, respectively.  The annual amortization expense wil1 be $165,557 through 2008, with the then remaining balance of $41,391 expensed in 2009.  The decrease from 2002 is attributable to the termination of the Oregon contract in August 2002 according to its terms.  As of December 31, 2003, the weighted average amortization period for acquired contract rights is 5.25 years.

The Michigan and California ventures are in the development stage.  Successful development and, ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand.  These two ventures have not generated any revenues, and the costs incurred to date relate to pre-opening expenses such as payroll, legal and consulting.

8.                                       LONG-TERM DEBT

	2003	2002
Long-term debt consists of the following:
Note payable to RAM Entertainment, LLC; interest at the prime rate (4.00% at December 31, 2003) due monthly	$2,381,260	$2,381,260
Total	2,381,260	2,381,260
Less current portion	2,381,260	2,381,260

Long-term portion	$—	$—

The scheduled maturities of debt are as follows:

2004	$2,381,260
2005	—

Total	$2,381,260

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal was due at maturity on February 15, 2003 unless earlier forgiven pursuant to its terms.  On February 15, 2003, we entered into an agreement with RAM Entertainment, LLC to extend the due date until February 15, 2004 for the receipt, or waiver, of regulatory approvals, or the repayment of the $2,381,260 note.  The loan continues to bear interest adjustable daily at prime and requires interest payments monthly, with the principal now due at the extended maturity date of November 15, 2004 unless earlier forgiven pursuant to its terms, or extended by mutual agreement of the parties.

9.                                       STOCKHOLDERS’ EQUITY

Options to purchase 150,000 shares of common stock at $3.69 per share (market value on date of grant) were issued in 1994 to a consultant.  These options were repriced in June 1998 at $2.25 per share (market value on the repricing date).  The fair value of $43,410 for the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 97 percent, risk-free interest rate of 5.0 percent, and expected life of 2.0 years.  As the options were granted to a nonemployee in return for services, consulting expense of $43,410 was recognized in 1998, along with an equivalent increase in paid in capital.  All of these options were exercisable at December 31, 2003.

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

Full House’s preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends.  If Full House is in default in declaring or setting apart for payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock.  The stockholders’ right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $2,415,000 and $2,205,000 at December 31, 2003 and 2002, respectively.  Through December 31, 2003, no dividends have been declared or paid.

10.                                 INCOME TAX PROVISION

The income tax benefit (provision) recognized in the consolidated financial statements consists of the following:

		2003	2002
Current:	Federal	$—	$—
	State	(264,000)	(210,000)
Total current		(264,000)	(210,000)
Deferred:	Federal	(80,417)	(638,964)
	State	(5,731)	(24,567)
Total deferred		(86,148)	(663,531)

Total (Provision)	Benefit	$(350,148)	$(873,531)

A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2003	2002
Tax (provision) benefit at U.S. statutory rate	$(184,737)	$(621,958)
State taxes	(178,022)	(153,981)
Amortization	—	(68,099)
Other	12,611	(29,493)
Total	$(350,148)	$(873,531)

Full House’s deferred tax items as of December 31, are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$578,676	$157,883
Tax credit carryforwards	51,706	51,706
Intangibles	1,440,312	1,038,854
Accrued expenses	6,865	10,668
Stock option plans	—	121,182
Asset impairment	—	787,385
Other	3,036	(935)
Total deferred tax assets	2,080,595	2,166,743

Deferred tax liabilities:
Difference between book and tax basis of gaming rights	(1,454,325)	(1,454,325)
Total deferred tax liabilities	(1,454,325)	(1,454,325)

Net	$626,270	$712,418

At December 31, 2003, Full House had net operating loss carryforwards for federal income tax purposes of approximately $1,702,000, which may be carried forward to offset future taxable income.  The loss carryforwards will begin to expire in 2018.  The availability of the loss carryforwards may be limited in the event of a significant change in ownership of Full House or our subsidiaries.

11.                                 SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Cash payments for interest for the years ended December 31, 2003 and 2002 were $98,415 and $144,973, respectively.

Income taxes paid for the years ended December 31, 2003 and 2002 were $272,639 and $173,010, respectively.

12.                                 COMMITMENTS AND CONTINGENCIES

Full House leases office space under a noncancellable lease expiring on March 31, 2007. Future minimum lease obligations are $37,320 in 2004, and increase 4% each January 1, thereafter.

Rent expense pertaining to operating leases was $45,579 and $56,575 for the years ended December 31, 2003 and 2002, respectively.

In October 1994, we filed an action for declaratory relief in Mississippi, seeking a determination by the court that no relationship exists between us and Lone Star Casino Corporation regarding the potential acquisition of a riverboat casino on the Mississippi gulf coast (Full House Resorts, Inc. v. Lone Star Casino Corporation v. Allen E. Paulson, Second Judicial District of the Chancery Court of Harrison County, Mississippi).  Lone Star filed a counterclaim alleging breaches of fiduciary duty, breach of contract, conspiracy to breach contract and to breach fiduciary duty and common law fraud.  The trial court granted summary judgment in favor of all defendants on that counterclaim, and Lone Star appealed that judgment to the Mississippi appellate court.  In April 1998, the Appeals Court affirmed the dismissal of all counts against all parties, excepting Lone Star’s claim against us for breach of contract, which it remanded to the trial court for additional hearing.  In January 2000, LS Capital, successor entity to Lone Star Casino Corporation, announced that it had retained counsel to pursue the two remaining claims it had alleged against us, which were not already dismissed by the Mississippi appellate courts.  In April 2000, the trial judge dismissed both those counts for Lone Star’s failure to prosecute its claims for nearly twenty months after their remand from the Court of Appeals.  Lone Star appealed that ruling and the Mississippi State Court of Appeals reversed the dismissal, and in late 2001 again remanded the claims against the Company for breach of contract, back to the trial court for further proceedings.

Lone Star has not taken any further action, and in February 2004, following an additional twenty eight months of inactivity, we prepared another motion to dismiss this action which was filed with the court on March 19, 2004.

Management is unable to determine the outcome of this litigation, but does not believe the outcome will have a material adverse effect on Full House’s consolidated financial condition.

13.                                 STOCK-BASED COMPENSATION PLANS

At December 31, 2003, Full House had three stock-based compensation plans that are described below.  The ability to issue option grants under these plans expired on June 30, 2002.  Full House applies APB Opinion No. 25 and related interpretations in accounting for these plans.  Because options have been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the non-employee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant/principal shareholder) and an informal director stock plan. Since all options that are outstanding as of December 31, 2003 have vested, applying the fair value recognition provisions of SFAS No. 123 results in pro forma net income (loss) that is the same as historical reported net income (loss) during the years ended 2003 and 2002.

Full House had reserved 300,000 shares of its common stock for issuance under the non-employee Director Stock Plan. The ability to issue options under this Plan expired on June 30, 2002.  No options were issued under this Plan in 2003 or 2002, and as of December 31, 2003, there were no outstanding options under this Plan.

Full House has reserved 3,000,000 shares of its common stock for issuance under the 1992 Incentive Plan as amended in June 1999.  The ability to issue options under this Plan expired on June 30, 2002.  The Plan allowed for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options.  Incentive stock options may be granted at prices not less than fair market value on the date of grant, while non-qualified incentive stock options may be granted at a price less than fair market value on the date of grant.  The persons eligible for such plan included employees and officers of Full House (whether or not such officers are also directors of Full House) and consultants and advisors to Full House, who are largely responsible for the management, growth and protection of the business of Full House.  Options issued under the Incentive Plan are generally exercisable over a term of ten years.  There were no options issued under this plan during either 2003 or 2002.

On March 3, 1997 (“the Grant Date”), the Board of Directors approved a grant of an option (“Option”) to each of Full House’s three directors, to purchase 250,000 shares of common stock at an exercise price per share equal to the fair market value.  The Options were granted in consideration of the fact that services to Full House by such directors have exceeded and are expected to continue to exceed the duties of a typical corporate director.  The Options became exercisable in 50,000 share increments commencing April 9, 1997 and on each anniversary thereafter.  In addition, the Options for two of the directors provide that a 50,000 share increment became exercisable on the Grant Date.  In March 1998, 250,000 of these shares were forfeited, and in 2002, another 250,000 of these options were forfeited.  As of December 31, 2003, 250,000 of these options are outstanding at an exercise price of $2.25 per share.

The total options outstanding under the 1992 Incentive Plan, including the consulting options at December 31, 2003 and 2002 were 400,000 and 586,000, respectively.  The total options outstanding under the Director Stock Plan at December 31, 2003 and 2002 was 325,000.

A summary of the status of Full House’s stock option plans, including consultant options, as of December 31, 2003 and 2002, and changes during the years then ended is presented below:

	2003		2002
	WEIGHTED-AVERAGE EXERCISE		WEIGHTED- AVERAGE EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	911,000	$2.65	1,211,000	$2.54
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	186,000	2.25	300,000	2.22

Outstanding at end of year	725,000	2.75	911,000	2.65
Exercisable at year-end	725,000	2.75	911,000	2.65

Weighted-average fair value of options granted during the year		$—		$—

As of December 31, 2003, the 725,000 options outstanding and exercisable have exercise prices ranging between $2.25 and $3.69, and a weighted average remaining contractual life of 2.6 years.

14.                                 SEGMENT REPORTING

Since the GTECH acquisition transaction, we now view our business in three primary business segments.  The Operations segment includes the performance of the Delaware project.  The Development segment includes costs associated with our activities in Michigan, California, and Mississippi.  The Corporate segment reflects the management and administrative expenses of the business.

SUMMARY INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2003

	Operations	Development	Corporate	Consolidated
Revenues	$3,338,851	$—	$—	$3,338,851
Development costs	—	692,399	—	692,399
Income (loss) from operations	3,338,851	(857,957)	(1,868,656)	612,238
Interest expense	(99,173)	—	—	(99,173)
Other income	—	27,793	2,487	30,280
Tax (provision) benefit	(1,374,363)	376,794	647,421	(350,148)
Net income (loss)	1,865,315	(453,370)	(1,218,748)	193,197

Approximate Identifiable assets	171,000	9,076,000	2,199,000	11,446,000

2002

	Operations	Development	Corporate	Consolidated
Revenues	$4,817,681	$—	$—	$4,817,681
Development costs	—	954,063	—	954,063
Income (loss) from operations	4,782,947	(1,244,622)	(1,667,316)	1,871,009
Interest expense	(117,068)	(28,999)	—	(146,067)
Other income	—	100,000	4,346	104,346
Tax (provision) benefit	(1,795,672)	400,881	521,260	(873,531)
Net income (loss)	2,870,207	(772,740)	(1,141,710)	955,757

Approximate Identifiable assets	40,000	9,632,000	1,475,000	11,147,000

15.                                 SUBSEQUENT EVENT

On February 12, 2004, we received notice from RAM Entertainment, LLC that they desired to extend the maturity date of the $2,381,260 loan to November 15, 2004 unless they are required to convert the loan into a 50% equity ownership position in Gaming Entertainment (Michigan), LLC, the subsidiary which is party to the Development and Management Agreement with the Michigan Tribe.  Pursuant to the agreement with RAM, the loan is convertible into equity on the occurrence of two events, (a) federal approval of the land into trust application and (b) federal approval of the Management Agreement with the Tribe.  Neither event has occurred as of December 31, 2003, but RAM may waive either or both conditions and convert the loan into equity.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

14	Code of Ethics for CEO and Senior Financial Officers

21	List of Subsidiaries of Full House Resorts, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002