Form 10QSB
period 2004-03-31
FULL HOUSE RESORTS INC
filed 2004-05-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

As of May 10, 2004, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,922,145	$1,942,430
Receivables	125,000	125,000
Prepaid expenses	139,181	110,932
Total current assets	2,186,326	2,178,362

JOINT VENTURE INVESTMENT IN LAND HELD FOR DEVELOPMENT	1,929,415	1,929,415
FIXTURES AND EQUIPMENT - net	11,351	12,610
INVESTMENTS IN JOINT VENTURE	217,497	171,403
RECEIVABLES	1,557,291	1,497,291
GAMING AND CONTRACT RIGHTS - net	4,982,999	5,024,389
DEFERRED INCOME TAX ASSET	580,875	626,270
DEPOSITS AND OTHER ASSETS	5,032	6,382
TOTAL	$11,470,786	$11,446,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,593	$33,465
Payable to joint ventures	62,916	54,328
Current portion of long-term debt	2,381,260	2,381,260
Accrued expenses	138,021	204,008
Total current liabilities	2,608,790	2,673,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Cumulative, preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,567,500 and $4,515,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Accumulated deficit	(8,568,997)	(8,657,932)
Total stockholders’ equity	8,861,996	8,773,061

TOTAL	$11,470,786	$11,446,122

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2004	2003
OPERATING REVENUES:
Joint venture earnings	$907,988	$803,608

Total operating revenues	907,988	803,608

OPERATING COSTS AND EXPENSES:
Development costs	142,628	162,634
General and administrative	494,433	394,313
Depreciation and amortization	42,648	44,552
Total operating costs and expenses	679,709	601,499

INCOME FROM OPERATIONS	228,279	202,109

Interest expense	(28,180)	(24,954)
Interest and other income	231	295

INCOME BEFORE INCOME TAXES	200,330	177,450

INCOME TAX PROVISION	(111,395)	(118,300)

NET INCOME	88,935	59,150

Less, undeclared dividends on cumulative preferred stock	52,500	52,500

NET INCOME APPLICABLE TO COMMON SHARES	$36,435	$6,650

NET INCOME PER COMMON SHARE, Basic and Diluted	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, Basic and Diluted	10,340,380	10,340,380

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,935	$59,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,648	44,552
Equity in earnings of joint venture	(907,988)	(803,608)
Distributions from joint venture	861,894	686,267
Changes in operating assets and liabilities:
Receivables	—	61,969
Prepaid expenses	(28,249)	(24,865)
Deposits and other assets	1,350	—
Deferred income taxes	45,395	52,300
Accounts payable and accrued expenses	(64,270)	(10,071)

Net cash provided by operating activities	39,715	65,694

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on receivable	(60,000)	(60,000)

Net cash used in investing activities	(60,000)	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
	—	—

Net cash used by financing activities	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,285)	5,694
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,942,430	1,164,053

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,922,145	$1,169,747

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

The Company had three stock-based employee compensation plans.  The ability to issue options under these plans expired in 2002, but outstanding options may still be exercised in accordance with their terms.  The Company accounts for these plans under the recognition and measurement principles of APB No. 25 and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans has an exercise price equal to the market value of the underlying common stock on the date of the grant.

All options that are outstanding as of March 31, 2004 have vested and applying the fair value recognition provisions of SFAS No. 123 results in pro forma net income that is the same as historical net income for the periods presented.

2.                                    JOINT VENTURE INVESTMENT IN LAND HELD FOR DEVELOPMENT

On September 9, 2003 a joint venture between the Company and RAM Entertainment, LLC,  purchased approximately 80 acres of land located at the intersection of I-94 and 11 Mile Road in

Emmett Township, just outside Battle Creek, Michigan.  The purchase price of $3,858,830 was funded equally by the two parties.  The land is intended to be used as the site for a casino project for the Nottawaseppi Band of Huron Potawatomi Indians.

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

4.                                    GAMING AND CONTRACT RIGHTS

As a result of the GTECH acquisition, the three joint ventures that had previously been accounted for using the equity method are now wholly-owned consolidated entities.  A substantial portion of our investment in these joint ventures was comprised of previously contributed Michigan gaming rights of $4,155,213 that we acquired in 1995 and which represent the Company’s acquisition of a 50% ownership of the right to manage the planned facility through the management agreement held by the joint ventures.  Amortization of the contributed Michigan gaming rights asset will commence when the associated facility is developed and becomes operational and will be on a straight-line basis over seven years, or the term of the related management contract.  Now that these are wholly-owned consolidated entities, these previously contributed rights are reflected in

Gaming and Contract Rights, along with the contract rights acquired in the GTECH acquisition of $1,403,854.  The contract rights acquired in the GTECH acquisition represent the Company’s acquisition of 100% ownership and management’s ability to control the operations of these three entities.  Therefore, amortization of the acquired contract rights commenced as of April 1, 2001.  Gaming and contract rights, net, as of March 31, 2004 is comprised of the following:

Contributed Michigan gaming rights	$4,155,213
Acquired contract rights	1,403,854
Less accumulated amortization	(576,068)
Gaming and Contract Rights, net	$4,982,999

The annual amortization expense wil1 be $165,557 through 2008, with the then remaining balance of $41,391 expensed in 2009.    As of March 31, 2004, the weighted average amortization period for acquired contract rights is 5 years.

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

SUMMARY INFORMATION FOR THE DELAWARE LLC FOR THE THREE MONTH PERIODS ENDED MARCH 31, is as follows:

	2004	2003

Revenues	$5,110,417	$4,689,569
Income from operations	1,815,975	1,607,216
Net income	1,815,975	1,607,216

6.                                      LONG – TERM DEBT

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC (“RAM”), a privately held investment company, whereby RAM will acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be forgiven upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The principal was due at maturity on February 15, 2003.  On February 15, 2003, we entered into an agreement with RAM Entertainment, LLC to extend the due date until February 15, 2004.

On February 12, 2004, we received notice from RAM Entertainment, LLC that they desired to extend the maturity date of the $2,381,260 loan to November 15, 2004 unless they are required to convert the loan into a 50% equity ownership position in Gaming Entertainment (Michigan), LLC, the subsidiary which is party to the Development and Management Agreement with the Michigan Tribe.  Pursuant to the agreement with RAM, the loan is convertible into equity on the occurrence of two events, (a) federal approval of the land into trust application and (b) federal approval of the Management Agreement with the Tribe.  Neither event has occurred as of March 31, 2004, but RAM may waive either or both conditions and convert the loan into equity.

7.                                      SEGMENT INFORMATION

We view our business in three primary business segments.  The Operations segment includes the performance of our Delaware project.  The Development segment includes costs associated with our activities in Michigan and California.  The Corporate segment reflects the management and administrative expenses of the business.

SUMMARY INFORMATION FOR THE THREE MONTHS  ENDED MARCH 31,

2004

	Operations	Development	Corporate	Consolidated
Revenues	$907,988	$—	$—	$907,988
Development costs	—	142,628	—	142,628
Income (loss) from operations	907,988	(184,017)	(495,692)	228,279
Net income (loss)	551,463	(135,523)	(327,005)	88,935

2003

	Operations	Development	Corporate	Consolidated
Revenues	$803,608	$—	$—	$803,608
Development costs	—	162,634	—	162,634
Income (loss) from operations	803,608	(204,023)	(397,476)	202,109
Net income (loss)	470,017	(148,727)	(262,140)	59,150

8.                                      SUBSEQUENT EVENTS

On April 9,2004, the 50% interest in Gaming Entertainment (Delaware) LLC held by GTECH was acquired by Harrington Raceway, Inc., the owner of Midway Slots and Simulcast.  There have been no changes to the Limited Liability Company Operating Agreement based on the change in membership of the Limited Liability Company.

On April 12, 2004, management of Full House met with representatives of the Torres-Martinez Tribe to discuss the planned development of a casino by the Tribe.  The Company has made one final offer to the Tribe to resolve the differences which have existed.  Representatives of the Tribe have not responded to that offer, the terms of which required a response before April 23, 2004.

On April 23, 2004, the United States District Court for the District of Columbia entered a ruling in the case of CETAC vs. Norton.  This case was an objection by a citizens group opposed to the casino gaming development of the Huron Potawatomi Tribe for which Full House has a management contract.  The court ruled in favor of the Tribe and the government’s determination on three of the four issues.  On the question of the validity of the basis of the Secretary of the Interior’s Finding of No Significant Impact (FONSI) pursuant to the National Environmental Protection Act  (NEPA), the Court found the environmental assessment lacking in three areas.  The Court directed the Secretary of the Interior to further elaborate the environmental assessment in the particulars noted or in the alternative to prepare an Environmental Impact Statement.  The government is not allowed to take land into trust for the casino development until these issues are resolved.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. Our accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements included in our Form 10-KSB dated December 31, 2003.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the recoverability of intangibles.  Various assumptions and other factors underlie the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions.  We continually re-evaluate these significant factors and make adjustments where facts and circumstances dictate.  Historically, actual results have not significantly deviated from those determined using the estimates described above.

Results of Operations

First Quarter Ended March 31, 2004 Compared to First Quarter Ended March 31, 2003

Revenues.  As a result of the expiration of the Oregon contract in August 2002 pursuant to its terms, our Delaware joint venture contract represents our only current revenue source.

Delaware Joint Venture.  Our share of income from the Delaware joint venture was $907,988 for the first quarter ended March 31, 2004, compared to $803,608 in the prior year.  This increase is primarily attributable to milder weather conditions.

Adverse weather conditions in January and February 2003, which caused the facility to be closed for two days of President’s Day weekend, had a significant impact on the prior year’s performance.  The statewide smoking ban that took effect in late November 2002, has now lapsed a full year and the performance in the first quarters of 2003 and 2004 are both effected by the continuing impact.

Development Costs.  Total development related costs for the Michigan project were $142,628 during the first quarter of 2004, compared to $162,634 for the prior year.  These costs were primarily for legal and consulting fees to assist the Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act.

General and Administrative Expenses.   Expenses for the three months ended March 31, 2004 were $494,433, an increase of $100,120 from the comparable period in 2003.  This increase is due to severance payments of approximately $115,000 made to former executives.

Depreciation and Amortization.  The $42,648 expense is comprised of depreciation of fixtures and equipment in the amount of $1,259 and amortization of the Contract Rights acquired in the GTECH acquisition in the amount of $41,389.  The prior year amount included $3,163 of depreciation and $41,389 of amortization.

Interest Expense.  Interest expense of $28,180 is attributable to the RAM note and is comparable to the prior year period.

Interest and Other Income.  Interest and other income was comparable to the prior year period and results primarily from interest on invested cash balances.

Income Tax Provision.   Income tax expense was $111,395. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the tax effect of non-deductible amortization expenses.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalents of $1,922,145.  For the three months ended March 31, 2004, cash of $39,715 was provided by operating activities, as compared to $65,694 in the prior year period.  Net cash used in investing activities was $60,000 in both periods, and was for advances to the Michigan tribe.  There were no financing activities in either period.

On February 15, 2002, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development.  RAM advanced $2,381,260 to us in the form of a loan, to be converted into equity upon receipt by the Huron Potawatomi Tribe of federal approvals for its proposed casino near Battle Creek, Michigan.  The loan bears interest adjustable daily at prime and requires interest payments monthly.  The original February 15, 2003 maturity date was extended to February 15, 2004 and extended again at the option of RAM until November 15, 2004 unless it is required to convert the loan into equity.  The legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

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

Receipt by Full House of revenues from the Delaware venture is governed by the terms of the applicable joint venture agreement.  The contract provides that net cash flow (after certain deductions) is to be distributed monthly to the members of the LLC.  Our continuing cash flow is dependent on the operating performance of this joint venture, and the ability to receive monthly distributions.

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

In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship.  Our balance sheet includes as a receivable a $25,000 advance due from Torres-Martinez Tribe, and included in Gaming and Contract Rights is approximately $114,000 attributable to this contact.  We have incurred aggregate expenses of approximately $1 million, including interest, on behalf of Torres-Martinez Tribe.  In June 2002, the Tribe requested additional documentation concerning these costs, which we have provided.   On April 12, 2004, we met with representatives of the Torres-Martinez Tribe to discuss the planned development of a casino by the Tribe.  We have made one final offer to the Tribe to resolve the differences which have existed.  Representatives of the Tribe have not responded to that offer, the terms of which required a response before April 23, 2004.  We believe that these amounts are recoverable based upon the expressed intentions of Torres-Martinez Tribe, as well as our contractual rights.

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

Contractual Obligations.  The following table summarizes our contractual obligations as of March 31, 2004:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Long term debt	$2,381,260	$2,381,260	$—	$—	$—
Operating leases	117,660	37,693	79,967	—	—
Total	$2,498,920	$2,418,953	$79,967	$—	$—

As of March 31, 2004, we had cumulative undeclared and unpaid dividends in the amount of $2,467,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock.  Such dividends are cumulative whether or not declared, and are currently in arrears.

Quantitative and Qualitative Disclosures about Market Risk.  Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices.  We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt.  We have not invested in derivative based financial instruments.

Our total outstanding short-term debt of $2.4 million at March 31, 2004 is subject to variable interest rates, which averaged 4.0% during the current quarter.  Our variable rate debt is based on the Prime lending rate and therefore, our interest rates on this variable rate debt will change as the Prime rate changes.  Based on our $2.4 million of outstanding variable rate debt at March 31, 2004, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000.

Recent Accounting Pronouncements.  A description of significant accounting policies and estimates can be found in Note 2 of the Annual Report on Form 10-KSB for the year ended December 31, 2003.  There have been no material changes to these policies or estimates as of March 31, 2004.

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Full House’s chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of March 31, 2004 have concluded that as of such date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting.  Full House does not believe that there are have been any changes in internal controls during the last fiscal quarter that had materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 3.  Defaults upon Senior Securities

As of March 31, 2004, cumulative dividends were $2,467,500, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992-1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

Item 4.           Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on February 13, 2004.  A total of 10,198,513 common shares and 350,000 preferred shares (95% of all eligible shares) were represented by proxy or in person, and cast their votes on the following matter:

Election of Directors	FOR	AGAINST

Lee A. Iacocca	10,526,503	22,010
J. Michael Paulson	10,526,503	22,010
William P. McComas	10,058,503	490,010

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K;

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 12, 2004

	By	: /s/ GREG VIOLETTE
Greg Violette
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)