Form 10QSB
period 2004-06-30
FULL HOUSE RESORTS INC
filed 2004-08-16
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

(702) 221-7800

(Registrant’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2004, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2004 (unaudited)	DECEMBER 31, 2003

ASSETS

Current assets:
Cash	$2,111,557	$1,942,430
Other	154,932	235,932

	2,266,489	2,178,362

Investment in unconsolidated joint ventures	2,361,218	2,100,818

Advances to tribal governments	1,617,291	1,497,291

Contract rights – net of accumulated amortization of $617,456 and $534,678	4,941,611	5,024,389

Deferred income tax asset	537,942	626,270

Other	17,867	18,992

	$11,742,418	$11,446,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,138	$33,465
Payable to joint ventures	62,958	54,328
Current portion of long-term debt	2,381,260	2,381,260
Accrued expenses	328,859	204,008

	2,786,215	2,673,061

Stockholders’ equity:

Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,620,000 and $4,515,000 including dividends in arrears of $2,520,000 and $2,415,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Deficit	(8,474,790)	(8,657,932)

	8,956,203	8,773,061

	$11,742,418	$11,446,122

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,
	2004	2003
Equity in net income of unconsolidated joint venture	$818,867	$868,979

Operating costs and expenses
Development costs	201,967	126,873
General and administrative	332,265	384,500
Depreciation and amortization	42,746	44,386

	576,978	555,759

Income from operations	241,889	313,220

Other income (expense)
Interest	(24,000)	(25,509)
Other	249	28,979

Income before income taxes	218,138	316,690

Income taxes	(123,933)	(187,804)

Net income	94,205	128,886

Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income applicable to common shares	$41,705	$76,386

Net income per common share, basic and diluted	$0.00	$0.01

Weighted average number of common shares outstanding, basic and diluted	10,340,380	10,340,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Equity in net income of unconsolidated joint venture	$1,726,855	$1,672,587

Operating costs and expenses
Development costs	344,595	289,507
General and administrative	826,698	778,813
Depreciation and amortization	85,394	88,938

	1,256,687	1,157,258

Income from operations	470,168	515,329

Other income (expense)
Interest	(52,180)	(50,463)
Other	480	29,274

Income before income taxes	418,468	494,140

Income taxes	(235,328)	(306,104)

Net income	183,140	188,036

Less undeclared dividends on cumulative preferred stock	(105,000)	(105,000)

Net income applicable to common shares	$78,140	$83,036

Net income per common share, basic and diluted	$0.01	$0.01

Weighted average number of common shares outstanding, basic and diluted	10,340,380	10,340,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2004	2003
Cash flows from operating activities:
Net income	$183,140	$188,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,615	6,159
Amortization of contract rights	82,779	82,779
Equity in net income of joint venture	(1,726,855)	(1,672,587)
Distributions from joint venture	1,466,458	1,338,843
Gain on sale of non-operating land	—	(27,793)
Changes in operating assets and liabilities:
Other current assets	81,000	90,239
Payable to joint ventures	8,630	42,201
Deferred income taxes	88,328	174,104
Accounts payable and accrued expenses	104,523	(54,949)

Net cash provided by operating activities	290,618	167,032

Cash flows (used in) provided by investing activities:
Advances to tribal governments	(120,000)	(120,000)
Purchase of other assets	(1,491)	—
Proceeds from sale of non-operating land	—	2,499,793

Net cash (used in) provided by investing activities	(121,491)	2,379,793

Net increase in cash	169,127	2,546,825
Cash, beginning of period	1,942,430	1,164,053

Cash, end of period	$2,111,557	$3,710,878

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Financial Statements - The interim condensed consolidated financial statements of Full House Resorts, Inc. (the “Company”) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, from which the balance sheet information as of December 31, 2003, was derived. Certain balances in the prior year financial statements have been reclassified for comparative purposes. The results of operations for the period ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Awards of stock-based compensation – The Company accounts for stock-based employee compensation using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company previously had three stock-based employee compensation plans. The ability to issue options under these plans expired in 2002, but outstanding options may still be exercised in accordance with their terms. Therefore, no options were granted during the periods presented, and no disclosure of pro forma information is applicable.

2.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On April 9, 2004, the 50% interest in Gaming Entertainment (Delaware) LLC, (GED) held by GTECH Corporation (GTECH), a supplier of lottery systems and lottery services, was acquired by Harrington Raceway, Inc. (HRI), the owner of Midway Slots and Simulcast, a gaming and entertainment center located in Harrington, Delaware.

The investments in unconsolidated joint ventures on the balance sheet is comprised of (a) the Company’s ownership interest in Gaming Entertainment (Michigan), LLC (GEM), accounted for pursuant to Exhibit I of AICPA Practice Bulletin 1, ADC Arrangements, as an in-substance joint venture between the Company and RAM Entertainment, LLC, a privately held investment company (RAM), who provided 50% of the funding for a $3,858,830 land acquisition by GEM in 2003, which has no operations to date, but is intended to be used as the site of a casino project for the Nottawaseppi Huron Band of Potawatomi (the Michigan Tribe), and (b) the Company’s 50% ownership interest in GED, a joint venture between the Company and HRI. The joint venture income recorded in the statements of operation represents the Company’s equity in the net income of the GED joint venture.

Summary information for GED’s three and six month periods ended June 30, is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Revenues	$5,069,455	$5,061,590	$10,179,872	$9,751,159
Income from operations	1,637,734	1,737,958	3,453,710	3,345,174
Net income	1,637,734	1,737,958	3,453,710	3,345,174

3.	ADVANCES TO TRIBAL GOVERNMENTS

The Company has advanced funds to tribal governments in Michigan and California to fund tribal operations and for development expenses related to these projects. The repayment of these amounts is dependent upon the development of the projects, and ultimately, the successful operation of the facilities. As of June 30, 2004, the net receivable represented $1,592,291 due from the Michigan Tribe and $25,000 due from the California Tribe. While there can be no assurance, management believes that the Company can recover the amounts carried on its balance sheet based upon the Tribe’s expressed intentions, projected earnings from the project, as well as our contractual rights.

4.	LONG TERM DEBT

On February 12, 2004, the Company received notice from RAM that it desired to extend the maturity date of the $2,381,260 loan to the Company until November 15, 2004, unless it is required to convert the loan into a 50% equity ownership position in GEM, the subsidiary that is party to the Development and Management Agreement with the Michigan Tribe. Pursuant to the agreement with RAM, the loan is convertible into equity on the occurrence of two events relating to the proposed Michigan casino project: (a) federal approval of the land into trust application and (b) federal approval of the Management Agreement with the Tribe. Although neither event has occurred, RAM may waive either or both conditions and convert the loan into equity prior to these events taking place.

5.	COMMITMENTS AND CONTINGENCIES

The Company’s future cash requirements will primarily be to fund the balance of development expense and general and administrative expenses. The Company’s Oregon contract expired in 2002, leaving the Delaware joint venture as the Company’s sole source of operating cash flow. Management believes that adequate financial resources will be available to execute the Company’s current business plan, which is to concentrate on the Michigan project and select development and management opportunities.

As a result of the Company’s agreement with GTECH, whose interest has been assigned to HRI, receipt by the Company of income distributions from the Delaware venture is governed by the terms of the applicable joint venture agreement. The contract provides that net cash flow (after certain deductions) is to be distributed monthly to the members of the LLC (the Company and HRI). While management does not believe that this arrangement will adversely impact the Company’s liquidity, its continuing cash flow is dependent on the operating performance of this joint venture, and the ability to receive monthly distributions.

As part of the Michigan and California management agreements with the tribes, the Company has advanced funds for tribal operations and the construction of a tribal community center. The receivable on the Company’s balance sheet is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises. Additional advanced costs, which we have expensed as period development costs, may also be recovered if we successfully develop and operate a gaming enterprise for the tribe.

On July 2, 2004, the Company forwarded to the American Arbitration Association a demand for arbitration against the Torres-Martinez Tribe for damages in excess of $1,000,000 and other relief which arose from the Tribe’s notice that it has terminated a management agreement entered into in 1997. Management believes that there were and still are no grounds for the termination, that the notice was wrongful and that the Company has been damaged by the Tribe’s wrongful conduct.

In November 2002, the Company executed a termination agreement with respect to the Hard Rock licensing rights in Biloxi, Mississippi in exchange for a $100,000 termination fee. Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, the Company agreed to provide consulting services to Hard Rock for a two-year period if and when the Biloxi facility opens, entitling the Company to receive annually, for the two year consulting period, $100,000, or 10% of licensing fees, as defined, whichever is greater. During 2003, Hard Rock executed a new licensing agreement for Biloxi. An estimated opening date has not been announced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s current operations consist of managing the Midway Slots and Simulcast as part of a joint venture with the owner of the property, Harrington Raceway, Inc. and development of a casino project for the Nottawaseppi Huron Band of Potawatomi (the Michigan tribe) in Michigan. The development of the Michigan project has been delayed by two lawsuits, one in Michigan and one in the federal district court for the District of Columbia. On July 30, 2004, the Michigan Supreme Court ruled that the tribal casino compacts entered into by the Michigan tribe and three other tribes did not violate the state constitution. The federal district court had dismissed three out of four counts against the project in Michigan on April 23, 2004. On the remaining issue, the court required a reassessment of the environmental analysis of the Michigan project. On July 28, 2004, the first step in this reassessment process began with a meeting by the Bureau of Indian Affairs relating to the scope of the environmental impact study for the project site. The Company is awaiting the completion of this process to begin construction of the casino.

Critical Accounting Estimates

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the recoverability of investments in joint ventures and advances to tribal governments and recoverability of deferred tax assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions. We continually re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Results of Operations

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Equity in Net Income of Unconsolidated Joint Venture. As a result of the expiration of the Oregon contract in August 2002, pursuant to its terms, our equity in net income of our Delaware joint venture represents our only current income source. The $54,268 increase in income was primarily due to the joint venture’s 4.3% increase in revenues partially offset by their increased payroll and related expenses in the second quarter.

Development Costs. The Company is actively investigating, on its own and with partners, new business opportunities. There can be no guarantee that any prospects will come to fruition or generate revenue for the Company. Total development related costs for various projects were $344,595 during the first half of 2004, compared to $289,507 for the same period of the prior year. These costs were primarily for legal and consulting fees to assist the Michigan Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act. Additionally, travel and related costs, market studies and consulting fees incurred in pursuit of new business opportunities totaling $81,529 were reclassified from general and administrative to development costs in 2004.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2004, increased by $47,885 from the comparable period in 2003. Increases to general and administrative expenses were largely due to severance payments of approximately $115,000 made to former executives in the first quarter offset by reductions in other payroll and related expenses. Payroll expenses for the three months ended June 30, 2004 were $66,223 lower than the corresponding period in 2003.

Other Income. The decrease of $28,794 is primarily due to a gain of $27,793 in the prior year related to the sale of non-operating land.

Income Taxes. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the tax effect of non-deductible amortization expenses.

Liquidity and Capital Resources

Trends in our operating cash flows tend to follow trends in our income from the Company’s joint venture. Cash flow from operations for the six months ended June 30, 2004 increased from 2003, resulting primarily from the increase in joint venture net income and related distributions. At June 30, 2004, the Company had cash on deposit of $2,111,557. Net cash used in investing includes the purchase of computers in the second quarter of 2004 as well as a $120,000 advance to the Michigan tribe in both 2004 and 2003 six month periods. There were no financing activities in either period.

Other Factors Affecting Liquidity

Michigan - On February 15, 2002, we entered into an agreement with RAM, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development. RAM advanced $2,381,260 to us in the form of a loan, to be partially converted into equity upon receipt by the Michigan tribe of federal approvals for its proposed casino near Battle Creek, Michigan. The loan bears interest adjustable daily at prime and requires interest payments monthly. The original February 15, 2003 maturity date was extended to February 15, 2004 and extended again at the option of RAM until November 15, 2004 unless it is required to convert the loan into equity. The loan is convertible into equity upon either (a) federal approval of the land into trust application or (b) federal approval of the management agreement with the tribe. The legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

Our future cash requirements will primarily be to fund the balance of development expense and general and administrative expenses. Management believes that adequate financial resources will be available to execute the Company’s current business plan, which is to concentrate on the Michigan project and pursue other development and management opportunities.

As part of the Michigan and California management agreements with the tribes, we have advanced funds for tribal operations and the construction of a tribal community center for the Michigan tribe. The receivable on our balance sheet is attributable to this funding, and the repayment obligation is dependent on the future profitable operation of the tribes’ gaming enterprises. Additional advanced costs, which we have expensed as period development costs, may also be recovered if we successfully develop and operate a gaming enterprise for the tribe.

California - In August 2001, we received a notice from the Torres-Martinez Tribe in California purporting to sever our relationship. Our balance sheet includes as a receivable a $25,000 advance due from

Torres-Martinez Tribe, and included in Gaming and Contract Rights is approximately $114,000 attributable to this contract. We have incurred aggregate expenses of approximately $1 million, including interest, on behalf of Torres-Martinez Tribe. In June 2002, the Tribe requested additional documentation concerning these costs, which we have provided. On April 12, 2004, we met with representatives of the Torres-Martinez Tribe to discuss the planned development of a casino by the Tribe. We made one final offer to the Tribe to resolve the differences which have existed. Representatives of the Tribe have not responded to that offer. Based upon the Tribe’s failure to respond, on July 2, 2004, we forwarded to the American Arbitration Association a demand for arbitration against the Torres-Martinez Tribe. The demand is for damages in excess of $1,000,000 and other relief which arose from the Tribe’s notice that it has terminated the Management Agreement entered into in 1997. The Company believes that there are no grounds for the termination, that the notice was wrongful and that the Company has been damaged by the Tribe’s wrongful conduct.

Delaware - The Delaware joint venture is our sole source of recurring income. As a result of our agreement with GTECH, a supplier of lottery systems and lottery services, whose interest has been assigned to Harrington Raceway, Inc. (HRI), receipt by Full House of revenues from the Delaware venture is governed by the terms of the applicable joint venture agreement. The contract provides that net cash flow (after certain deductions) is to be distributed monthly to the members of the LLC (Full House Resorts and HRI). While the Company does not believe that this arrangement will adversely impact its liquidity, our continuing cash flow is dependent on the operating performance of this joint venture, and the ability to receive monthly distributions.

Mississippi - In November 2002, we executed a termination agreement with respect to our Hard Rock licensing rights in Biloxi, Mississippi in exchange for a $100,000 termination fee. Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two-year period if and when the Biloxi facility opens, entitling us to receive annually, for the two year consulting period, $100,000, or 10% of licensing fees, as defined, whichever is greater. During 2003, Hard Rock executed a new licensing agreement for Biloxi. An estimated opening date has not been announced.

Other - As of June 30, 2004, we had cumulative undeclared and unpaid dividends in the amount of $2,520,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears.

Quantitative and Qualitative Disclosures about Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding short-term debt of $2.4 million at June 30, 2004, is subject to variable interest rates, which averaged 4.0% during the current quarter. Our variable rate debt is based on the Prime lending rate and therefore, our interest rates on this variable rate debt will change as the Prime rate changes. Based on our $2.4 million of outstanding variable rate debt at June 30, 2004, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Safe Harbor Provision. This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-QSB, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Full House’s chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of June 30, 2004, have concluded that as of such date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Full House believes that there have been no changes in internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

California - On July 2, 2004, we forwarded to the American Arbitration Association a demand for arbitration against the Torres-Martinez Tribe. The demand is for damages in excess of $1,000,000 and other relief and arises from the tribe’s notice that it has terminated the Management Agreement entered into in 1997. The Company believes that there were and are no grounds for the termination, that the notice was wrongful and that the Company has been damaged by the tribe’s wrongful conduct.

Michigan - On February 15, 2002, we entered into an agreement with RAM, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development. RAM advanced $2,381,260 to us in the form of a loan, to be partially converted into equity upon receipt by the Michigan tribe of federal approvals for its proposed casino near Battle Creek, Michigan. The loan bears interest adjustable daily at prime and requires interest payments monthly. The original February 15, 2003 maturity date was extended to February 15, 2004 and extended again at the option of RAM until November 15, 2004 unless it is required to convert the loan into equity. The legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

Following the ruling of the United States District Court for the District of Columbia in the case of CETAC vs. Norton entered on April 23, 2004, which in part required a reassessment of the environmental analysis of the Michigan project, a Scoping Meeting was held by the Bureau of Indian Affairs on July 28, 2004 as the first public step in the environmental review process. The purpose of this meeting is to allow public comment to determine the scope of the Environmental Impact Study to be conducted for the project site.

On July 30, 2004 the Michigan Supreme Court issued its ruling in Taxpayers of Michigan Against Casinos vs. State of Michigan that the Michigan Legislature did not violate the state constitution when it approved four tribal casino compacts in 1998 by a resolution. The Supreme Court ruling upholds a 2002 ruling by the Michigan Court of Appeals that reversed a ruling in 1999 by Ingham County Circuit Court judge Peter Houk. This ruling removes the objection to the Tribal-State Compact between the Nottawaseppi

Huron Band of Potawatomi tribe and the State of Michigan to allow Class III casino gaming at the proposed site near Battle Creek. The Company has a management agreement with the tribe for the development and operation of a casino.

Item 3. Defaults upon Senior Securities

As of June 30, 2004, cumulative dividends were $2,520,000, which were undeclared, unpaid and were in arrears, with respect to the Company’s Series 1992-1 Preferred Stock, which class ranks prior to the Company’s Common Stock with regard to dividend and liquidation rights.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 16, 2004, we filed a Current Report on Form 8-K reporting the change in our certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 16, 2004

	By:	/s/ GREG VIOLETTE
Greg Violette
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)