Form 10QSB
period 2004-09-30
FULL HOUSE RESORTS INC
filed 2004-11-10
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

As of November 9, 2004, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash	$1,912,640	$1,942,430
Other	223,130	235,932

	2,135,770	2,178,362

Investment in unconsolidated joint ventures	2,639,963	2,046,490

Advances to tribal governments	1,677,291	1,497,291

Contract rights – net of accumulated amortization of $658,846 and $534,678	4,900,221	5,024,389

Deferred income tax asset	903,894	626,270

Other	18,685	18,992

	$12,275,824	$11,391,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,898	$33,465
Current portion of long-term debt	2,381,260	2,381,260
Accrued expenses	733,190	204,008

	3,138,348	2,618,733

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,672,000 and $4,515,000 including dividends in arrears of $2,572,000 and $2,415,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid in capital	17,429,889	17,429,889
Deficit	(8,293,517)	(8,657,932)

	9,137,476	8,773,061

	$12,275,824	$11,391,794

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Equity in net income of unconsolidated joint venture	$971,554	$870,292

Operating costs and expenses
Development costs	278,216	181,071
General and administrative	302,653	713,147
Depreciation and amortization	42,771	44,022

	623,640	938,240

Income (loss) from operations	347,914	(67,948)

Other income (expense)
Interest	(25,687)	(24,962)
Other	5,322	731

Income (loss) before income tax (provision) benefit	327,549	(92,179)

Income tax (provision) benefit	(146,274)	34,400

Net income (loss)	181,275	(57,779)

Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income (loss) applicable to common shares	$128,775	$(110,279)

Net income (loss) per common share, basic and diluted	$0.01	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	10,340,380	10,340,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Equity in net income of unconsolidated joint venture	$2,698,409	$2,542,879

Operating costs and expenses
Development costs	622,811	470,578
General and administrative	1,129,351	1,491,960
Depreciation and amortization	128,165	132,960

	1,880,327	2,095,498

Income from operations	818,082	447,381

Other income (expense)
Interest	(77,867)	(75,425)
Other	5,802	30,005

Income before income taxes	746,017	401,961

Income taxes	(381,602)	(271,704)

Net income	364,415	130,257

Less undeclared dividends on cumulative preferred stock	(157,500)	(157,500)

Net income (loss) applicable to common shares	$206,915	$(27,243)

Net income per common share, basic and diluted	$0.02	$0.00

Weighted average number of common shares outstanding, basic and diluted	10,340,380	10,340,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities:
Net income	$364,415	$130,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,997	8,792
Amortization of contract rights	124,168	124,168
Equity in net income of unconsolidated joint venture	(2,698,409)	(2,542,879)
Distributions from unconsolidated joint venture	2,104,936	2,305,089
Gain on sale of non-operating land	—	(27,793)
Changes in operating assets and liabilities:
Other current assets	12,802	14,385
Deferred income taxes	(277,624)	73,704
Accounts payable and accrued expenses	519,615	201,892

Net cash provided by operating activities	153,900	287,615

Cash flows (used in) provided by investing activities:
Advances to tribal governments	(180,000)	(180,000)
Purchase of other assets	(3,690)	—
Joint venture interest in purchase of land held for development	—	(1,929,415)
Proceeds from sale of non-operating land	—	2,499,793

Net cash (used in) provided by investing activities	(183,690)	390,378

Net (decrease) increase in cash	(29,790)	677,993
Cash, beginning of period	1,942,430	1,164,053

Cash, end of period	$1,912,640	$1,842,046

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements of Full House Resorts, Inc. (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, from which the balance sheet information as of December 31, 2003, was derived. Certain balances in the prior year financial statements have been reclassified for comparative purposes. The results of operations for the period ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2.	RECENT ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) which will be effective for the Company’s December 31, 2004 financial statements. Prior to FIN 46, companies were required to include in their consolidated financial statements only those entities in which they had a controlling equity interest. FIN 46 provides additional guidance requiring a variable interest entity (VIE), as defined, to be consolidated by the reporting entity that is exposed to the majority of the risk of economic loss from the VIE’s activities, or is entitled to receive the majority of the VIE’s residual returns, or both.

Due to the Company’s current financing arrangement of the Michigan development through its ownership interest in Gaming Entertainment (Michigan), LLC (GEM) (Note 3), the Company is exposed to the majority of risk related to GEM’s activities. Therefore, in accordance with FIN 46, the Company considers GEM a VIE, which requires consolidation of GEM into the Company’s financial statements as of December 31, 2004. The Company’s estimated maximum exposure to loss as a result of its involvement with GEM, as of September 30, 2004, is approximately $12.2 million, which would be the case only if the project were to be abandoned, none of its assets or the Company’s claims against co-venturers were recoverable, and the Company were held liable for the debt of the venture.

3.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The investment in unconsolidated joint ventures on the balance sheet is comprised of the Company’s ownership interest in GEM and the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc. (HRI). The joint venture income recorded in the statements of operations represents the Company’s equity in the net income of the GED joint venture.

Summary information for GED’s three and nine month periods ended September 30, is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Revenues	$5,519,224	$4,548,161	$15,699,096	$14,299,320
Income from operations	1,943,109	1,740,584	5,396,819	5,085,758
Net income	1,943,109	1,740,584	5,396,819	5,085,758

The Company accounts for GEM pursuant to Exhibit I of AICPA Practice Bulletin 1, ADC Arrangements, as an in-substance joint venture between the Company and RAM Entertainment, LLC (RAM). RAM, a privately held investment company, provided 50% of the funding for a $3,858,830 land acquisition by GEM in 2003. The land is intended to be used as the site of a casino project for the Nottawaseppi Huron Band of Potawatomi (the Michigan Tribe). GEM has no operations to date.

4.	ADVANCES TO TRIBAL GOVERNMENTS

The Company has advanced funds to tribal governments in Michigan and California to fund tribal operations and for development expenses related to these projects. The repayment of these amounts is dependent upon the development of the projects, and ultimately, the successful operation of the facilities. As of September 30, 2004, the net receivable represented $1,652,291 due from the Michigan tribe and $25,000 due from the California tribe. While there can be no assurance, management believes that the Company can recover the amounts carried on its balance sheet based upon the tribes’ expressed intentions, projected earnings from the projects, or our contractual rights. In addition, the Company has expensed as development costs over $5,000,000 to date on the Michigan project. These costs may also be recovered from RAM and/or the Michigan tribe under certain circumstances.

5.	LONG TERM DEBT

On February 12, 2004, the Company received notice from RAM that it desired to extend the maturity date of the $2,381,260 loan to the Company until November 15, 2004, unless the loan is converted into a 50% equity ownership position in GEM, the subsidiary that is party to the Development and Management Agreement with the Michigan tribe. Pursuant to the agreement with RAM, $2,000,000 of the loan is convertible into equity on the occurrence of two events relating to the proposed Michigan casino project: (a) federal approval of the land into trust application and (b) federal approval of the Management Agreement with the tribe. Although neither event has occurred, RAM may waive either or both conditions and convert the loan into equity prior to these events taking place. The current maturity date is the second extension and the Company and RAM are evaluating the appropriate course of action for the November 15, 2004 maturity date.

6.	CONTINGENCIES

On July 2, 2004, the Company forwarded to the American Arbitration Association a demand for arbitration against the Torres-Martinez Tribe for reimbursement and damages in excess of $1,000,000 and other relief which arose from the tribe’s notice that it has terminated development and management agreements entered into in 1995 and 1997. Our balance sheet includes a $25,000 receivable and approximately $103,000 in net gaming and contract rights attributable to this contract. Management believes that there were and still are no grounds for the termination, that the notice was wrongful and that the Company has been damaged by the tribe’s wrongful conduct. The tribe answered the demand claiming there was no obligation to arbitrate the claim and that it would not participate in the arbitration. However, the judicial decision relied upon by the tribe has been reversed on appeal. An arbitrator has since been appointed and an arbitration hearing date has been scheduled for December 13, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Our current operations consist of managing the Midway Slots and Simulcast as part of a joint venture with the owner of the property, Harrington Raceway, Inc. and development of a casino project for the Nottawaseppi Huron Band of Potawatomi (the Michigan tribe) in Michigan. The development of the Michigan project has been delayed by two lawsuits, one in Michigan and one in the Federal District Court for the District of Columbia. On July 30, 2004, the Michigan Supreme Court ruled that the tribal casino compacts entered into by the Michigan tribe and three other tribes did not violate the state constitution. On October 28, 2004, we received notice that the plaintiff, before the Michigan Supreme Court, has filed a Petition for Certiorari with the United States Supreme Court requesting it review the state court ruling. We believe there is no basis for the U.S. Supreme Court to exercise jurisdiction over this matter and we will oppose the Petition. The Federal District Court had dismissed three out of four counts against the project in Michigan on April 23, 2004. On the remaining issue, the court required a reassessment of the environmental analysis of the Michigan project. The Bureau of Indian Affairs has approved the commencement of the environmental impact study for the project site which is expected to be completed by December 2005. We are awaiting the completion of this process to begin construction of the casino.

We are actively investigating, on our own and with partners, new business opportunities including traditional and tribal gaming operations. We seek to expand through buying, managing, or developing casinos in profitable markets. There can be no guarantee that any prospects will come to fruition or generate revenue for us.

Critical Accounting Estimates

Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements. The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the recoverability of investments in joint ventures and advances to tribal governments and recoverability of deferred tax assets. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, and current and expected economic conditions. We continually re-evaluate these significant factors and make adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

Results of Operations

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the Delaware joint venture was $2,698,409 in 2004, an increase of $155,530, or 6% for the nine month period compared to the same period ending September, 2003. The increase in income was primarily due to successful slot promotions in 2004 and adverse weather conditions effecting the first quarter of 2003.

Development Costs. Development costs result from researching and identifying new business opportunities and the start-up and pre-opening expenses associated with projects in development. These prospects may not come to fruition or generate revenue for us and may result in significant expenditures. The costs are expensed in the period in which they are incurred.

Total development related costs for various projects were $622,811 during the first nine months of

2004, compared to $470,578 for the same period of the prior year. These costs were primarily for legal and consulting fees to assist the Michigan tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act. Approximately $42,000 of development costs were attributable to the Nambe Pueblo development in New Mexico. Additionally, travel and related costs, market studies and consulting fees incurred in pursuit of new business opportunities totaling $124,184 were reclassified from general and administrative to development costs in 2004.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2004, decreased by $362,609 from the comparable period in 2003. Prior year expenses included roughly $300,000 in legal and other professional fees associated with a terminated merger transaction. Further decreases in general and administrative expenses were largely due to reductions in payroll, insurance costs, and audit fees, partially offset by severance payments of approximately $115,000 made to former executives in the first quarter and $59,000 of audit fees expensed in 2004 relating to the 2003 annual audit.

Other Income. The decrease of $24,203 is primarily due to a $27,793 gain in the prior year related to the sale of non-operating land offset by, among other items, land rent revenue of $5,000 earned during the quarter ending September 30, 2004.

Income Taxes. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the statutory federal income tax adjusted for non-deductible expenses.

Liquidity and Capital Resources

Trends in our operating cash flows tend to follow trends in our income from our Delaware joint venture. Cash flow from operations for the nine months ended September 30, 2004 decreased $133,715 from 2003 due to a timing difference where September’s $342,116 distribution from GED was not received until October 1, 2004. At September 30, 2004, the Company had cash on deposit of $1,912,640. If not for the late receipt of the distribution from GED, cash flow from operations and cash on hand would have increased by $208,401 and $312,326 respectively, over the same period last year. Net cash used in investing includes the purchase of computers in 2004, as well as $180,000 in advances to the Michigan tribe in both 2004 and 2003 nine month periods. There were no financing activities in either period.

Our future cash requirements will primarily be to fund the balance of development expense for the Michigan project and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan, which is to concentrate on the Michigan project and pursue other development and management opportunities.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM, a privately held investment company, whereby RAM may acquire a 50% interest in the California and Michigan projects and provide the necessary funding for their development. RAM advanced us $2,381,260 to be partially converted into equity upon certain federal approvals of the project. The loan bears interest adjustable daily at prime and requires interest payments monthly. The maturity date was extended to November 15, 2004 unless converted into equity upon either (a) federal approval of the land into trust application or (b) federal approval of the management agreement with the tribe. The legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C. The current maturity date is the second extension and the Company and RAM are evaluating the appropriate course of action for the November 15, 2004 maturity date.

As part of the Michigan management agreement with the tribe, we have advanced funds for tribal operations and the construction of a tribal community center. The receivable on our balance sheet includes $1,652,291 which is attributable to this funding and the repayment obligation is ultimately dependent on the future profitable operation of the tribe’s gaming enterprise. In addition, we have spent over $5,000,000 to date on the Michigan project which may also be recovered from RAM and/or the Michigan tribe under certain circumstances. These costs have been expensed when incurred as period development costs.

We are pursuing reimbursement from the Torres-Martinez tribe in California for expenses and damages in excess of $1,000,000 and other relief which arose from the tribe’s termination its 1995 and 1997 development and management agreements. An arbitration hearing date has been scheduled for December 13, 2004.

As part of a termination agreement of our Hard Rock licensing rights in Biloxi, Mississippi, we have agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. We have been informed that construction of a Hard Rock Casino in Biloxi is under way and an opening is to be scheduled in the near future.

The Delaware joint venture is our sole source of recurring income. As a result of our agreement with GTECH, a supplier of lottery systems and lottery services, whose interest has been assigned to Harrington Raceway, Inc. (HRI), distributions from the Delaware venture to us are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011 unless it is renewed, provides that net cash flow (after certain deductions) is to be distributed monthly to the members of the LLC (Full House Resorts and HRI). While we do not believe that this arrangement will adversely impact our liquidity, our continuing cash flow is dependent on the operating performance of this joint venture, and the ability to receive monthly distributions.

As of September 30, 2004, we had cumulative undeclared and unpaid dividends in the amount of $2,572,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The Company does not plan to declare dividends until there is sufficient cash flow from operations. However, we are evaluating other alternatives to settle the dividends in arrears.

As a result of our profitable operations and the effect of when certain expenses can be deducted for tax purposes, tax credits and net operating loss carry-forwards have been exhausted and, as a result, we are now required to make federal income tax payments.

In April 2004, the Nambe Pueblo tribe signed a letter of intent to negotiate a management agreement with Full House Resorts for a proposed casino to be built approximately 15 miles north of Sante Fe, New Mexico. On October 3, 2004, the tribe passed a referendum which approved development of the casino. A management agreement is currently being negotiated. The casino is anticipated to be a $30 million project with 500 slot machines and an estimated opening date of 2006 subject to execution of agreements and receipt of federal approvals.

Quantitative and Qualitative Disclosures about Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding short-term debt of $2.4 million at September 30, 2004, is subject to variable interest rates, which averaged 4.4% during the current quarter. Our variable rate debt is based on the prime lending rate and therefore, our interest rates on this variable rate debt will change as the prime rate changes. Based on our $2.4 million of outstanding variable rate debt at September 30, 2004, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	our growth strategies;

•	our development and potential acquisition of new facilities;

•	risks related to development and construction activities;

•	anticipated trends in the gaming industries;

•	patron demographics;

•	general market and economic conditions;

•	access to capital, including our ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;

•	regulatory approvals;

•	competitive environment;

•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – Due to a March 2004 change in management, the Company engaged a professional firm to conduct an independent evaluation, under the supervision of management, of historical transactions and various past policies and procedures. As a result, some internal control weaknesses were noted, which have since been corrected.

The Company’s chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) as of September 30, 2004, have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – We have made certain changes to internal controls and procedures regarding the authorization and documentation of expenses during the last quarter to improve our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

California - On July 2, 2004, we forwarded to the American Arbitration Association a demand for arbitration against the Torres-Martinez Tribe. The demand is for reimbursement and damages in excess of $1,000,000 and other relief and arises from the tribe’s notice that it has terminated development and management agreements entered into in 1995 and 1997. The Company believes that there were and are no grounds for the termination, that the notice was wrongful and that the Company has been damaged by the tribe’s wrongful conduct. The tribe answered the demand claiming there was no obligation to arbitrate the claim and that it would not participate in the arbitration. However, the judicial decision relied upon by the tribe has been reversed on appeal. An arbitrator has since been appointed and an arbitration hearing date has been scheduled for December 13, 2004.

Michigan - The Company has a management agreement with the tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the tribe. The legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

Following the ruling of the United States District Court for the District of Columbia in the case of CETAC vs. Norton entered on April 23, 2004, which in part required a reassessment of the environmental analysis of the Michigan project, a Scoping Meeting was held by the Bureau of Indian Affairs (BIA) on July 28, 2004 as the first public step in the environmental review process. The purpose of this meeting was to allow public comment to determine the scope of the Environmental Impact Study to be conducted for the project site. The BIA approved the retaining of Post, Buckley, Schuh & Jernigan, Inc. (PBS&J) to conduct the environmental study. PBS&J has developed the scope and is commencing its study. We are awaiting the completion of this process to begin construction of the casino.

On July 30, 2004 the Michigan Supreme Court issued its ruling in Taxpayers of Michigan Against Casinos (TOMAC) vs. State of Michigan that the Michigan Legislature did not violate the state constitution when it approved four tribal casino compacts in 1998 by a resolution. The Supreme Court ruling upholds a 2002 ruling by the Michigan Court of Appeals that reversed a ruling in 1999 by Ingham County Circuit Court judge Peter Houk. This ruling removes the objection to the Tribal-State Compact between the Nottawaseppi Huron Band of Potawatomi tribe and the State of Michigan to allow Class III casino gaming at the proposed site near Battle Creek. On October 28, 2004, TOMAC filed a Petition for Certiorari in the U.S. Supreme Court asking the U.S. Supreme Court to hear its appeal of the Michigan Supreme Court’s ruling approving the compacts. We believe there is no basis for the U.S. Supreme Court to exercise jurisdiction over this matter and we will oppose the Petition.

Mississippi – As part of the Company’s now abandoned development of a casino in the Biloxi area, the Company was named as a defendant in a lawsuit commenced by Lone Star Casino Corporation. Lone Star claimed to have been promised a development right which the Company and other defendants allegedly ignored. After this claim was dismissed by court order on two prior occasions, the Circuit Court of Harrison County on August 16, 2004 entered another order of dismissal for failure of the plaintiff to proceed with its case. The time to appeal has expired and the plaintiff has taken no further action. The matter is ended.

Item 3. Defaults upon Senior Securities

As of September 30, 2004, we had cumulative undeclared and unpaid dividends in the amount of $2,572,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The preferred stock’s class ranks prior to the Company’s common stock with regard to dividend and liquidation rights.

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
Date: November 10, 2004

	By:	/s/ GREG VIOLETTE
Greg Violette
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)