Form 10KSB
period 2004-12-31
FULL HOUSE RESORTS INC
filed 2005-04-12
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

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

Common Stock, $.0001 per Share

(Title of class)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $3,561,829.

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 15, 2005 was: $38,776,425.

The number of shares outstanding of registrant’s $.0001 par value common stock, as of March 19 2005, was 10,340,380 shares.

Documents Incorporated By Reference

The information required by Part III of this Form 10-KSB, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-KSB relates.

PART I

1. Description of Business.

BACKGROUND

Full House Resorts, Inc., a Delaware corporation, develops, manages and/or invests in gaming related opportunities. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, (GED), a joint venture that manages Midway Slots and Simulcast (Midway Slots) at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has approximately 1,430 gaming devices, a 450-seat buffet, a 50-seat diner and an entertainment lounge area.

Our involvement with Indian Tribes began in May 1994 when Lee Iacocca, currently one of our directors, brought to us opportunities to become involved in the development of gaming projects in the Detroit, Michigan metropolitan area, a project in Michigan with the Nottawaseppi Huron Band of Potawatomi (the Michigan Tribe), a project in southern California with the Torres Martinez Desert Cahuilla Indians (the California Tribe) and the Harrington, Delaware project.

In 1995, we purchased gaming rights valued at $4,155,213 whereby LAI (a company then owned 100% by Lee A. Iacocca) and Omega Properties, Inc. (then 30% owned by William P. McComas) merged into a wholly-owned subsidiary of Full House Resorts. Pursuant to the merger, we issued a $375,000 promissory note and 1,750,000 shares of common stock in return for gaming rights to develop a project for the Michigan Tribe, the gaming rights to a North Bend, Oregon facility, the gaming rights to develop a project for the California Tribe and the Harrington, Delaware State Fair project. We then contributed those gaming rights to joint ventures with Dreamport, Inc., the gaming and entertainment subsidiary of GTECH.

On March 30, 2001, we purchased GTECH’s 50% interest in the following joint venture projects for $1,800,000:

•	Gaming Entertainment, LLC, owner of an agreement that continued through August 2002 with the Coquille Indian Tribe, which conducted gaming at The Mill Casino in North Bend, Oregon;

•	Gaming Entertainment (Michigan), LLC, (GEM) owner of a management agreement with the Nottawaseppi Huron Band of Potawatomi (the Michigan Tribe) to develop and manage a gaming facility near Battle Creek, Michigan; and

•	Gaming Entertainment (California), LLC, (GEC) owner of a management agreement with the Torres Martinez Band of Desert Cahuilla Indians (the California Tribe) to manage a gaming facility near Palm Springs, California.

This transaction did not include our other joint venture, Gaming Entertainment (Delaware), LLC (GED), owner of an agreement, continuing through 2011, to manage Midway Slots & Simulcast in Harrington, Delaware. On April 9, 2004, GTECH sold their interest in this joint venture to Harrington Raceway Inc., owners of Midway Slots & Simulcast. We continue to own this joint venture with Harrington Raceway, Inc.

A more detailed description of our investment in the management of Midway Slots and our other gaming opportunities follows below.

Project Currently Operating

Midway Slots and Simulcast-—Harrington, Delaware

Midway Slots, which is owned by Harrington Raceway, Inc. (HRI), commenced operations on August 20, 1996. The original 35,000 square foot facility located near Dover, Delaware, was developed, financed and managed by a Full House-Dreamport joint venture company until GTECH sold its 50% interest to Harrington Raceway in

April 2004. GED provided over $11 million in financing, developed the project and acts as manager of the gaming facility under a 15-year contract. The facility opened with 500 gaming devices, a simulcast parlor and a small buffet. Following expansions in 1998 and 2000, the facility now includes a 450-seat buffet, a 50-seat diner, and an entertainment lounge area and accommodates 1,430 gaming devices.

Midway Slots is located in Harrington, Delaware on Route 13, approximately 20 miles south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. and is one of three gaming facilities operating in Delaware. The closest competing casino is in Dover and operates 2,000 devices, the maximum number allowed in Delaware. The other facility is approximately 60 miles north of Harrington. Under the 15 year management agreement, which expires in 2011, GED receives a percentage of gross revenues and operating profits as a management fee, subject to an annual cap.

In November 2002, both Maryland and Pennsylvania elected governors supporting some type of gaming legalization. Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have a negative impact on our facility. The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities. Maryland’s legislature remains deadlocked over approval of slot machines. This is the third consecutive legislative session at which a bill to approve some form of slot machine gambling has been introduced. The prior two sessions ended without an approval. This year’s version is currently subject to debate over which, if any, counties and/or racetracks would be authorized sites. There is no consensus on whether this bill will be passed.

Midway Slots is the furthest South of the three racetrack slot operations in Delaware. A material portion of market does not include residents of Pennsylvania and therefore we do not anticipate that the approval of slots in Pennsylvania will adversely impact our operations.

Projects in Development

Nottawaseppi Huron Band of Potawatomi—Battle Creek, Michigan

GEM, a 50%-owned subsidiary, entered into a series of agreements in January 1995 with the Michigan Tribe to develop and manage gaming and non-gaming commercial opportunities on state reservation lands in south central Michigan. If developed, the facility will target potential customers in the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as the Ft. Wayne, Indiana area.

The Michigan Tribe achieved final federal recognition as a tribe in April 1996 and obtained a Gaming Compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan Legislature ratified the Compact by resolution in December 1998, along with compacts for three other tribes.

A lawsuit was filed in 1999 by “Taxpayers of Michigan Against Casinos” (TOMAC) in Ingham County Circuit Court. The lawsuit challenged the constitutionality of the approval process of these gaming compacts. On January 18, 2000, Judge Peter D. Houk ruled that the compacts must be approved by a legislative bill rather than by resolution. The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000. We joined in the appeal filing as an intervening defendant. On November 12, 2002, the Michigan Court of Appeals unanimously overturned the lower court decision; ruling that the Compacts were valid. The plaintiff filed an appeal with the Michigan Supreme Court on December 3, 2002. On July 30, 2004 the Michigan Supreme Court ruled that the Michigan Legislature did not violate the state constitution when it approved four tribal casino compacts in 1998 by a resolution. The Supreme Court ruling upholds the 2002 ruling by the Michigan Court of Appeals. This ruling removes the objection to the Tribal-State Compact between the Michigan Tribe and the State of Michigan to allow Class III casino gaming at the proposed site near Battle Creek. On October 28, 2004, the plaintiff filed a Petition for Certiorari asking the U.S. Supreme Court to hear its appeal of the Michigan Supreme Court’s ruling approving the compacts. In February 2005, the United States Supreme Court denied, without comment, the petition, upholding the validity of four Tribal-State Gaming Compacts entered into with the State of Michigan and ending the appeal.

In December 1999, the management agreements with the Michigan Tribe, along with the required licensing applications were submitted to the National Indian Gaming Commission, which we refer to as the NIGC. We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Michigan Tribe, have incorporated all the appropriate changes.

Also in December 1999, the Michigan Tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the Bureau of Indian Affairs (BIA). The parties selected a parcel of land for the gaming enterprise, which was purchased in September 2003, and completed a Fee-to-Trust application that was submitted to the BIA in Washington, D.C. in February 2002. On August 9, 2002, the United States Department of Interior issued its notice to take the land into trust for the benefit of the Tribe. On August 30, 2002 “Citizens Exposing Truth About Casinos” (CETAC) filed a complaint in United States District Court for the District of Columbia, seeking to prevent this land from being taken into trust. On April 23, 2004, the U.S. District Court rejected all of CETAC’s arguments except it found that the environmental assessment was insufficient and entered an injunction against the BIA from taking the land into trust until a more complete environment analysis was done. A Scoping Meeting was held by the BIA on July 28, 2004, as the first public step in the environmental review process. The purpose of this meeting was to allow public comment to determine the scope of an environmental impact study to be conducted for the project site. The BIA approved the retention of Post, Buckley, Schuh & Jernigan, Inc. (PBS&J) to conduct the environmental study. PBS&J has developed the scope and has commenced the environmental impact study, and we are awaiting the completion of this process to begin construction on the Michigan project.

GEM has the exclusive right to provide financing and casino management expertise to the Michigan Tribe in exchange for 26% of net profits for seven years and certain other considerations from any future gaming or related activities conducted by the Michigan Tribe. If the project is developed, a third party will be paid a royalty fee of 15% of management fees in lieu of its original ownership interest in earlier contracts with the Michigan Tribe.

In February 2002, following our acquisition of GTECH’s interest in the Michigan project, we entered into an agreement with RAM Entertainment, LLC, (RAM) a privately held investment company, whereby RAM was admitted as a 50% member in GEM and GEC in exchange for providing the necessary funding for the development of the projects. Accordingly, RAM loaned us $2,381,260, which we used to retire our outstanding loan from GTECH. RAM has the right, and we expect that the loan will be converted to a $2,000,000 capital contribution and a $381,260 short-term loan to GEM, once our management contracts receive regulatory approval, and the gaming site is taken into trust for the Michigan Tribe (the Investor Contingencies). As of December 31, 2004, the Investor Contingencies have not occurred, and RAM agreed to extend the maturity date of the loan, most recently until November 15, 2004. As of December 10, 2004, Full House and RAM executed a forbearance agreement whereby each of us agreed to take no action to enforce any right nor to pursue any remedy under the investor agreement. As of March 3, 2005, the parties have an understanding in principle, subject to a definitive agreement, to modify certain terms of the investor agreement, including extending the due date, and continue their relationship.

The closest competition to the proposed Michigan project is located in the City of Detroit, approximately 100 miles from the Battle Creek area. We do not believe that these gaming facilities in Detroit will have a material adverse impact on the proposed Michigan project.

Torres Martinez Band of Desert Cahuilla Indians—Thermal, California

In April 1995, through GEC, a 50%-owned subsidiary, entered into a gaming and development agreement and a gaming management agreement with the California Tribe, which was amended in 1997. These agreements give GEC certain rights to develop, manage, and operate gaming activities for the California Tribe and the right to receive a defined percentage of the net revenues from gaming activities as a management fee, subject to our obligation to arrange or provide financing for the development.

During 1996, the California Tribe reached a settlement in its litigation with the Department of Justice and two water districts, under which the California Tribe was to be paid $14.0 million in compensation. Additionally, the California Tribe will have the right to select up to 11,200 acres of new reservation land to be taken into trust in replacement for the same quantity of land, which was flooded by the rising level of the Salton Sea. That settlement, which required legislative enactment, was approved by the U. S. House of Representatives and the Senate in December 2000. The settlement allows the California Tribe to acquire land in a specifically defined area (near Palm Springs, California) for purposes of developing and operating a gaming enterprise.

In August 2001, we received a notice from the California Tribe purporting to sever our contractual relationship. The Company believes that there were, and continues to be, no grounds for the termination, that the notice was wrongful and that the Company has been damaged by the California Tribe’s wrongful conduct. Our balance sheet includes as a receivable, a $25,000 advance due from the California Tribe and reported Gaming and Contract Rights includes approximately $106,620 attributable to this contract. Since 1995, we have incurred approximately $1 million in costs on the California Tribe’s behalf that were expensed as incurred. On July 2, 2004, we forwarded to the American Arbitration Association a demand for arbitration against the California Tribe for reimbursement and damages in excess of $1,000,000. A hearing before a single arbitrator was held in December, 2004. The arbitrator issued a decision on February 16, 2005, which upheld the 1995 development agreement, granting us the exclusive right to develop, manage and operate any and all gaming activities engaged in by the California Tribe for a period of seven years after the date that gaming commences and the right to lease from the California Tribe a minimum of ten percent of the land which the California Tribe acquired from the federal government for a term of 50 years at an annual rental of $10 plus 15% of the net profits generated by any commercial, recreational, industrial or residential development. In addition, we were awarded the alternative of monetary damages of $838,686 plus attorneys fees, (approximately $200,000) and related court costs, (approximately $25,000). We have been approached by the California Tribe with an offer of settlement of this award. We will continue to discuss a possible amicable resolution, however, there can be no guarantee that the California Tribe will agree with our terms for settlement. In the event that no settlement is reached, we will pursue legal action to enforce the arbitration award in the United States District Court pursuant to the Federal Arbitration Act, 9 U.S.C. §§ 1 et seq. While an attempt at enforcement may be unsuccessful, we believe that we can recover the amounts carried on our balance sheet based upon the California Tribe’s expressed intentions as well as our contractual rights.

Nambe Pueblo Indian Tribe – Santa Fe, New Mexico

In April 2004, the Nambe Pueblo tribe signed a letter of intent to negotiate a management agreement with Full House Resorts for a proposed casino to be built approximately 15 miles north of Sante Fe, New Mexico. On October 3, 2004, the tribe passed a referendum which approved development of the casino. On January 26, 2005, the Tribal Council voted to select Full House as the developer and manager of the tribe’s casino project. Full House and the tribe can now enter into definitive negotiations for a development and management agreement, which will be subject to approval by the National Indian Gaming Commission (NIGC) in accordance with federal law. The Master Plan of Economic Development includes a full-scale casino followed by a hotel, convention center and events center.

Discontinued Projects

In November 2002, we entered into a termination agreement with Hard Rock Café International (Hard Rock) with respect to licensing the rights to develop a Hard Rock Café-themed casino and hotel in Biloxi, Missippi. We received $100,000 in exchange for relinquishing any right we had to prevent Hard Rock from entering into any other licensing agreements in Mississippi prior to the original contract termination date of November 20, 2003, and we also sold the land we previously acquired in connection with the proposed development. Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period for annual fees of $100,000 or 10% of the licensing fees, whichever is greater. During 2003 and within the one year period, Hard Rock executed a new licensing agreement. Our consulting fees become payable upon opening of the facility. Published reports anticipate the casino will open in the third quarter of 2005.

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

The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations, and procedures dealing with gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws, regulations, or their interpretations could have a negative effect on our operations and future development of gaming opportunities.

Certain specific provisions applicable to us are described below.

Indian Gaming. Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, which we refer to as the Regulatory Act), is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations.

The terms and conditions of management contracts or other agreements, and the operation of casinos on Indian Land, are subject to the Regulatory Act, which is implemented by the NIGC. The contracts also are subject to the provisions of statutes relating to contracts with Indian tribes, which are supervised by the Secretary of the U.S. Department of the Interior. The Regulatory Act is interpreted by the Secretary of the Interior and the NIGC and may be clarified or amended by the judiciary or legislature. Under the Regulatory Act, the NIGC has the power to:

•	inspect and examine certain Indian gaming facilities;

•	perform background checks on persons associated with Indian gaming;

•	inspect, copy and audit all records of Indian gaming facilities;

•	hold hearings, issue subpoenas, take depositions, and adopt regulations; and

•	penalize violators of the Regulatory Act.

Penalties for violations of the Regulatory Act include fines, and possible temporary or permanent closing of gaming facilities. The Department of Justice may also impose federal criminal sanctions for illegal gaming on Indian Lands and for theft from Indian gaming facilities.

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

The negotiation and adoption of tribal-state compacts is vulnerable to legal and political changes that may affect our future revenues and securities prices. Accordingly, we cannot predict:

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

Tribal-State Compacts have been litigated in several states, including California and Michigan. In addition, many bills have been introduced in Congress that would amend the Regulatory Act. If the Regulatory Act were amended, the governmental structure and requirements by which Indian tribes may perform gaming could be significantly changed, which could have an impact on our future operations and development of tribal gaming opportunities.

COMPETITION

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks. The Indian-owned casinos that we are developing and plan to manage compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. For example, in the State of Michigan, there are three gaming facilities operating in Detroit, and numerous other Indian casinos.

Midway Slots is one of three facilities currently operating in Delaware. In addition, both Maryland and Pennsylvania elected governors supporting some type of gaming legalization. Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have an impact on our facility. The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities. Maryland’s legislature remains deadlocked over approval of slot machines. This is the third consecutive legislative session at which a bill to approve some form of slot machine gambling has been introduced. The prior two sessions ended without an approval. This year’s version is currently subject to debate over which, if any, counties and/or racetracks would be authorized sites. There is no consensus on whether this bill will be passed.

Midway Slots is the furthest South of the three racetrack slot operations in Delaware. A material portion of market does not include residents of Pennsylvania and therefore we do not anticipate that the approval of slots in Pennsylvania will adversely impact our current operations in Delaware.

Additionally, we are in constant competition with other companies in the industry to acquire other legal gaming sites and for opportunities to manage casinos on Indian land. Many of our competitors are larger in terms of potential resources and personnel. Such competition in the gaming industry could adversely affect our ability to attract customers and thus, adversely affect future operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from its managed casinos to competitors in such jurisdictions.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

In addition to factors discussed elsewhere in this Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of Full House.

The gaming industry is highly regulated. Gaming facility ownership, management and operation is subject to many federal, state, provincial, tribal and/or local laws, regulations, and ordinances which are administered by particular regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances are different in each jurisdiction but generally deal with the responsibility, financial stability and character of the owners and managers of gaming operations and persons financially interested or involved in gaming operations. The change of these laws, regulations or ordinances could adversely affect our future performance.

We will need additional capital to pursue gaming opportunities. We believe we have enough revenue to finance present operations. However, we will need substantial additional funding to pursue gaming opportunities in Michigan and elsewhere, which may not be available at acceptable terms. If we obtain such financing, any additional equity financings may be dilutive to shareholders, and any debt financing may involve additional restrictions. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our planned expansion and development goals, and might require us to cease operations entirely.

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

Our management contracts are of limited duration. We are prohibited by law from having an ownership interest in any casino we manage for Indian tribes. Our management contract for Midway Slots, which is currently our sole source of income, ends in August 2011. If a management contract is not renewed we will lose the revenues from such contract which would have a negative effect on our results of operations.

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

We have a limited base of operations. Our principal operations currently consist of the management of one facility, Midway Slots. This, combined with the potentially significant investment associated with any new managed facilities may cause our operating results to fluctuate significantly. Additionally, delays in the opening or non-opening of any future casinos could also significantly affect our profitability. Future growth in revenues and profits will depend on our ability to increase the number of our managed casinos and facilities or develop new business opportunities. We may be unable to successfully develop or manage any additional casinos or facilities.

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

EMPLOYEES

As of March 1, 2005, we had five full time employees, three of whom are executive officers. GEM and GED have approximately 380 full time employees, and management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

2. Description of Property.

GED has a fifteen-year lease and leaseback agreement with Harrington Raceway, Inc in Harrington, Delaware, which encumbers the revenues of Midway Slots. The lease is treated as a capital lease, and payments began on August 20, 1996.

GEM owns an eighty-acre parcel of land outside Battle Creek, Michigan which is intended to be a future gaming development site for the Michigan project.

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

We filed another motion to dismiss this action on March 19, 2004. The Circuit Court of Harrison County on August 16, 2004 entered another order of dismissal for failure of the plaintiff to proceed with its case. The time to appeal has expired and the plaintiff has taken no further action. The matter has ended.

4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter.

PART II

5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a) Market Information

Our common stock was listed by The Nasdaq SmallCap Market under the symbol FHRI until April 17, 2001. Thereafter, the stock began trading on the OTC Bulletin Board. Set forth below are the high and low sales prices of the common stock as reported on the OTC Bulletin Board for the periods indicated:

	High	Low
Year Ended December 31, 2004
First Quarter	$1.00	$0.72
Second Quarter	0.83	0.77
Third Quarter	0.85	0.70
Fourth Quarter	0.85	0.58

Year Ended December 31, 2003
First Quarter	$0.51	$0.33
Second Quarter	1.30	0.45
Third Quarter	1.30	0.63
Fourth Quarter	1.30	0.47

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 15, 2005, the last sale price of the Common Stock as reported by the OTC Bulletin Board was $3.75.

(b) Holders

As of December 31, 2004, we had approximately 142 holders of record of our common stock. We believe that there are over 800 beneficial owners.

(c) Dividends

We have never paid dividends on our common stock or preferred stock. Holders of common stock are entitled to receive such dividends as may be declared by the board of directors out of funds legally available.

Holders of our Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the board of directors out of funds legally available in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. We have not declared or paid the accrued dividends on our preferred stock which were payable since issuance, totaling $2,625,000 and, accordingly, are in default in regard thereto.

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

(d) Securities authorized for issuance under equity compensation plans

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
575,000	$2.88	None

6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-KSB, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

In addition to the risks discussed in Item 1 “Factors That May Affect Our Future Performance”, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

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

Overview

Our revenues during 2004 and 2003 were derived solely from GED, as we have been unable to proceed with development of our Michigan project until an Environmental Impact Study is completed, and certain litigation is resolved in our favor. With new management in place as of March 2004, we refocused our efforts to identify additional development and management opportunities. We have strengthened our management team to accomplish this strategy.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the recoverability of the Company’s investments in its development projects, including in unconsolidated and consolidated joint ventures, advances to tribal governments and intangible contract rights. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, that we consider critical accounting estimates, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets is contingent upon the successful development and management of the Michigan project, we evaluate the likelihood that the project will be completed and then evaluate the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets. In most cases, we engage independent experts to prepare market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

Generally, except for reimbursable advances made directly to tribal governments, costs incurred by Full House to further the development process of projects that lack necessary regulatory and/or governmental approvals are expensed as incurred. Although we hold a note receivable evidencing an obligation on the part of the Michigan Tribe to reimburse such costs up to $25,000,000, its enforceability is contingent upon obtaining sufficient cash flows from future operation of the project and it is therefore, unrecorded. In addition, some of these costs may be recoverable from other tribal governments or from co-venturers depending on evolving events.

Amortization of gaming and contract rights is, or is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. These rights are held by Full House and are to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they do not enter into the calculation of the minority interests in the subsidiaries.

Recent Accounting Pronouncements:

In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)) which is effective for the Company’s December 31, 2004, financial statements. Prior to FIN 46(R), companies were required to include in their consolidated financial statements only those entities in which they had a controlling equity interest. FIN 46(R) provides additional guidance requiring a variable interest entity (VIE), as defined, to be consolidated by the reporting entity that is exposed to the majority of the risk of economic loss from the VIE’s activities, or is entitled to receive the majority of the VIE’s residual returns, or both.

Due to the Company’s current financing arrangement for the Michigan and California developments through its 50% ownership interest in GEM and GEC, respectively, the Company is exposed to the majority of risk related to GEM and GEC’s activities. Therefore, in accordance with FIN 46(R), the Company considers GEM and GEC as VIE’s that require consolidation of GEM and GEC into the Company’s financial statements as of December 31, 2004. We adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating two 50%- in-substance joint ventures. Since they were previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

In December, 2004, the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005. Currently, we account for its share-based employee compensation transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the GED was $3,586,160 in 2004, an increase of $247,309, or 7% compared to the year ending December 31, 2003. The increase in income was primarily due to new management including a new director of marketing, as well as successful slot promotions in 2004 and adverse weather conditions affecting the first quarter of 2003.

Project Development Costs. Development expenses result from researching and identifying new business opportunities and the start-up and pre-opening expenses associated with projects in development. These prospects may not come to fruition or generate revenue for us and may result in significant expenditures. The costs are expensed in the period in which they are incurred.

Total development related costs for various projects were $1,066,688 during 2004, compared to $890,849 for the prior year. These costs were primarily for legal and consulting fees to assist the Michigan Tribe in obtaining suitable land and complying with the requirements of the Indian Gaming Regulatory Act. Approximately $49,000 of development costs was attributable to the Nambe Pueblo development in New Mexico. The balance of the increase is attributable to professional fees related to the environmental impact study related to the Michigan project.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004, decreased by $6,660 from 2003 due to reductions in payroll, insurance costs, and audit fees, partially offset by severance payments of approximately $115,000 made to former executives in the first quarter

Depreciation and Amortization. Depreciation and amortization decreased by $74,303 primarily due to the $68,984 reduction in amortization expense as a result of a longer term used to amortize Michigan and California gaming contracts. The remaining depreciation decrease of $5,319 is due to fixed assets that are fully depreciated.

Other Income. The decrease of $28,528 is primarily due to a $27,793 gain in the prior year related to the sale of non-operating land acquired for a planned project in Mississippi that was terminated in November 2003.

Income Taxes. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the statutory federal income tax adjusted for non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our operating cash flows are closely related to our income from GED. Cash flow from operations in 2004 increased $323,062 over 2003 due mainly to increased income from GED, combined with reductions in salaries of management (partially offset by severance payments made to former executives), insurance costs and audit fees. At December 31, 2004, we had cash on deposit of $2,466,365. Net cash used in investing includes the purchase of computers in 2004, as well as $240,000 in advances to the Michigan tribe in both 2004 and 2003. There were no financing activities in either period.

GED is our sole source of recurring income. As a result of our agreement with GTECH, a supplier of lottery systems and lottery services, whose interest has been assigned to HRI, distributions from GED are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011, unless it is renewed, provides that net cash flow is to be distributed monthly to the members of GED (Full House Resorts and HRI). While we do not believe that this arrangement will adversely impact our liquidity, our continuing cash flow is dependent on the operating performance of GED, and the ability to receive monthly distributions.

Our future cash requirements will primarily be to fund the balance of development expense for the Michigan and other projects and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan, which is to develop the Michigan project and pursue other development and management opportunities. Our cash flow from current operations in Delaware should be sufficient to satisfy on-going cash requirements of general corporate overhead and the current level of development expense through the end of the GED management agreement in 2011. A drop in cash receipts would limit our development but not our survival. Additional projects are considered based on the project’s ability to secure the funding necessary to complete the development.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM, whereby RAM has acquired a 50% interest in the GEC and GEM in exchange for providing the necessary funding for their development. Accordingly, RAM advanced us $2,381,260, which is partially convertible into a capital contribution to GEM upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan Tribe. As of December 31, 2004, neither event had occurred, and RAM agreed to extend the maturity date of the loan, most recently until November 15, 2004. As of that date, Full House and RAM entered into discussions concerning RAM investment. As of December 10, 2004, the Company and RAM executed a forbearance agreement, whereby each agreed to take no action to enforce any right nor to pursue any remedy under the investor agreement.

If RAM were to exercise it conversion option, $2.0 million would be converted to a capital contribution to GEM, and the balance of approximately $381,260, plus any unpaid interest would remain as debt. As stipulated in the investor agreement, development costs would be initially financed by RAM if not financed by another source. We may pursue financing sources to buy out RAM’s position, but as of December, 31, 2004, no acceptable financing sources have been identified.

RAM could elect to declare the note due and payable, forfeiting its right to ownership of GEM and GEC, and the on-going development with the related tribes. We would then pursue other sources to secure financing to purchase RAM’s share of Michigan land, repay the note and establish the availability of funding for the further development of the project. To date, we have not identified alternative financing sources with acceptable terms.

As part of GEM’s management agreement with the Michigan Tribe, we have advanced funds for tribal operations and the construction of a tribal community center. The Advances From Tribal Governments reported on our balance sheet includes $1,712,291 attributable to this funding. The repayment obligation is ultimately dependent on the future profitable operation of the Michigan Tribe’s gaming enterprise. In addition, we have spent approximately $5,380,000 to date on the Michigan project which may also be recovered from RAM and/or the Michigan tribe under certain circumstances. These costs have been expensed when incurred as period development costs until such time as those payments can be repaid by the Michigan tribe or, with reasonable certainty, be considered a collectible receivable. The forecasted revenues from the proposed casino suggest the Michigan tribe will have the ability to repay or refinance the receivable.

We consider the collectibility of receivables at a minimum at each balance sheet date. Court decisions, competition and availability of development financing, are among the considerations we assess. The specific estimates and assumptions involved in determining the collectibility of the receivable from the Michigan Tribe consider the likelihood of the court’s removal of legal obstacles, the availability of funds to complete construction, the demand for casino facilities in that location and unforeseen issues not yet identified that could impact cash flow to the Michigan Tribe. While the initial financing has been secured through RAM and the demand has been studied, we anticipate the court’s remaining issue will be resolved with the completion of the environmental impact study. Therefore, the project may not be completed within the time period anticipated by us.

On July 2, 2004, we forwarded to the American Arbitration Association a demand for arbitration against the California Tribe. The demand is for reimbursement of project development costs incurred and damages in excess of $1,000,000, and other relief that arises from the California Tribe’s notice that it has terminated development and management agreements entered into in 1995 and 1997. A hearing before a single arbitrator was held in December, 2004. The arbitrator issued a decision on February 16, 2005 which upheld the 1995 development agreement, granting us the exclusive right to develop, manage and operate any and all gaming activities engaged in by the California Tribe for a period of seven years after the date that gaming commences and the right to lease from the California Tribe a minimum of ten percent of the land which the California Tribe acquired from the federal government for a term of 50 years at an annual rental of $10.00 plus 15% of the net profits generated by any commercial, recreational, industrial or residential development. In addition, we were awarded the alternative of monetary damages of $838,686 plus attorneys’ fees and related court costs of approximately $215,000. We have been approached by the California Tribe with an offer of settlement of this award. We will continue to discuss a possible amicable resolution, however there can be no guarantee that the California Tribe will agree with our terms for settlement. In the event that no settlement is reached, we will pursue a legal action to enforce the arbitration award in the United States District Court pursuant to the Federal Arbitration Act, 9 U.S.C. §§ 1 et seq.

As part of a termination of our Hard Rock licensing rights in Biloxi, Mississippi, we have agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. We have been informed that construction of a Hard Rock Casino in Biloxi is under way and an opening is to be scheduled in late 2005.

As of December 31, 2004, we had cumulative undeclared and unpaid dividends in the amount of $2,625,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The Company does not plan to declare dividends until there is sufficient cash flow from operations. However, we are evaluating other alternatives to settle the dividends in arrears.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2004:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Long term debt	$2,381,260	$2,381,260	$—	$—	$—
Operating leases	79,179	38,813	40,366	—	—

Total	$2,460,439	$2,420,073	$40,366	$—	$—

In addition, holders of our preferred stock have the right to $.30 per share cumulative dividends which now total $2,625,000. Through December 31, 2004, no dividends have been declared or paid.

Quantitative and Qualitative Disclosures about Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

At December 31, 2004, our total outstanding short-term debt of $2.4 million is subject to variable interest rates, which averaged 4.47% during the current year. Our variable rate debt is based on the Prime lending rate and therefore, our interest rates on this variable rate debt will change as the Prime rate changes. Based on our outstanding variable rate debt at December 31, 2004, a hypothetical 100 basis point (1%) change in rates would result in an increase in annual interest expense of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

7. Financial Statements.

The following financial statements are filed as part of this Report:

•	Reports of Independent Registered Accounting Firms;

•	Consolidated Balance Sheets as of December 31, 2004 and 2003;

•	Consolidated Statements of Operations for the years ended December 31, 2004 and 2003;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2003;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003;

•	Notes to Consolidated Financial Statements.

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Due to a change in management in March 2004, we engaged an independent firm to conduct an evaluation of historical transactions and various past policies and procedures. As a result, some internal control weaknesses were noted, which were corrected prior to December 31, 2004.

Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) as of December 31, 2004, have concluded that as of such date, our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – We have made certain changes to internal controls and procedures regarding the authorization and documentation of expenses during the year ended December 31, 2004, to improve our internal control over financial reporting.

8B. Other Information

None.

PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or about April 29, 2005 and is incorporated herein by this reference.

10. Executive Compensation.

The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

12. Certain Relationships and Related Transactions.

The information required by this Item will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated herein by this reference.

13. Exhibits.

2.5	Assignment and Sale Agreement dated March 30, 2001 by and among GTECH Corporation, Dreamport, Inc., GTECH Gaming Subsidiary 2 Corporation, Full House Resorts, Inc., and Full House Subsidiary, Inc. (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2001)

10.38	Gaming Management Agreement between Full House and the Torres Martinez Desert Cahuilla Indians dated April 23, 1993 (incorporated by reference to Full House’s Quarterly Report on Form 10 - QSB for the quarter ended March 31, 1995)

10.50	Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and Full House (Incorporated by reference to Full House’s Annual Report on Form 10 - KSB for the fiscal year ended December 31, 1996)

10.51	Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10 - KSB for the fiscal year ended December 31, 1996)

10.56	Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.57	Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.58	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.59	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.60	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.9	Forbearance Agreement dated December 29, 2004 entered into between Full House and RAM Entertainment, LLC (incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2005.)

14	Code of Ethics for CEO and Senior Financial Officers (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the year ended December 31, 2003)

21	List of Subsidiaries of Full House Resorts, Inc. *

23.1	Consent of Deloitte & Touche LLP *

23.2	Consent of Piercy, Bowler, Taylor & Kern LLP *

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
+	Executive compensation plan or arrangement

14. Principal Accountant Fees and Services.

The information required by this Item will be set forth under the caption “Independent Public Accountants” in our Proxy Statement and is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: April 8, 2005	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date
/s/ J. MICHAEL PAULSON	April 8, 2005
J. Michael Paulson, Chairman of the Board

/s/ LEE A. IACOCCA	April 8, 2005
Lee A. Iacocca, Director

/s/ WILLIAM P. MCCOMAS	April 8, 2005
William P. McComas, Director

/s/ JAMES MEIER	April 8, 2005
James Meier, Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON 2004 FINANCIAL STATEMENTS

To the Board of Directors

Full House Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

PIERCY, BOWLER, TAYLOR & KERN

Las Vegas, Nevada

March 25, 2005

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON 2003 FINANCIAL STATEMENTS

To the Board of Directors

and Stockholders of Full House Resorts, Inc.

We have audited the accompanying consolidated balance sheet of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 26, 2004

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,466,365	$1,942,430
Other	179,684	235,932
Income tax receivable	42,500	—

	2,688,549	2,178,362

Investment in unconsolidated joint ventures	152,043	2,046,490

Advances to tribal governments	1,737,291	1,497,291

Land held for development	3,858,832	—

Gaming and contract rights, net of amortization	4,927,814	5,024,389

Deferred income tax asset	459,398	626,270

Deposits and other assets	106,706	18,992

	$13,930,633	$11,391,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371,144	$33,465
Accrued expenses	155,961	204,008
Note payable to co-venturer	2,381,260	2,381,260

	2,908,365	2,618,733

Minority interest in consolidated joint venture	1,929,416	—

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,825,000 and $4,515,000, including dividends in arrears of $2,625,000 and $2,415,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(8,338,141)	(8,657,932)

	9,092,852	8,773,061

	$13,930,633	$11,391,794

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Equity in net income of unconsolidated joint venture	$3,586,160	$3,338,851

Operating costs and expenses
Project development costs	1,066,688	890,849
General and administrative	1,652,545	1,659,205
Depreciation and amortization	102,256	176,559

	2,821,489	2,726,613
Income from operations	764,671	612,238

Other income (expense)
Interest, net	(102,421)	(99,173)
Other	5,000	30,280

Income before income taxes	667,250	543,345

Income taxes	(347,459)	(350,148)

Net income	319,791	193,197

Less current year’s undeclared dividends on cumulative preferred stock	(210,000)	(210,000)

Net income (loss) applicable to common shares	$109,791	$(16,803)

Net income per common share, basic and diluted	$0.01	$0.00

Weighted average number of common shares outstanding, basic and diluted	10,340,380	10,340,380

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Deficit, beginning balance	$(8,657,932)	$(8,851,129)
Net income	319,791	193,197

Deficit, ending balance	$(8,338,141)	$(8,657,932)

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income	$319,791	$193,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,256	176,559
Equity in net income of unconsolidated joint venture	(3,586,160)	(3,338,851)
Distributions from unconsolidated joint venture	3,551,192	3,195,324
Gain on sale of land held for development	—	(27,793)
Changes in operating assets and liabilities:
Receivables	—	61,970
Prepaid expenses and deposits	(30,021)	(4,276)
Deferred income taxes	166,872	86,148
Accounts payable and accrued expenses	289,631	105,721
Income taxes payable	(42,500)	—

Net cash provided by operating activities	771,061	447,999

Cash flows from investing activities:
Advances to tribal governments	(240,000)	(240,000)
Purchases of other assets	(7,126)	—
Proceeds from sale of land held for development	—	2,499,793
Purchase of land held for development	—	(1,929,415)

Net cash provided by (used in) investing activities	(247,126)	330,378

Net increase in cash	523,935	778,377
Cash, beginning of year	1,942,430	1,164,053

Cash, end of year	$2,466,365	$1,942,430

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, NATURE AND HISTORY OF OPERATIONS

The consolidated financial statements include the accounts of Full House Resorts, Inc. (“Full House” or the “Company”) and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

The Company’s current operations consist of an investment in Gaming Entertainment (Delaware), LLC, (GED), an unconsolidated joint venture that manages Midway Slots and Simulcast (“Midway Slots”) located at Harrington Raceway in Harrington, Delaware, and the development of a proposed casino project for the Nottawaseppi Huron Band of Potawatomi (the Michigan Tribe) in Michigan. The Company is actively investigating, on its own and with partners, traditional and tribal gaming development and management opportunities. Full House seeks to expand through the investment in and/or buying, managing, or developing casinos in profitable markets.

History and status of the Michigan project. In late 1996, through Gaming Entertainment (Michigan), LLC, (GEM), a 50%-owned subsidiary, Full House renegotiated the management contract with the Michigan Tribe and with the 15% owner of the interests in the agreements. Under the new contract, GEM will finance, develop and manage gaming operations on reservation lands to be acquired near Battle Creek, Michigan. The 15% owner will be paid a royalty fee in lieu of its original 15% ownership in earlier contracts.

The Michigan Tribe achieved final federal recognition as a tribe in April 1996, and a Gaming Compact with Michigan early in 1997, which was ratified by the Michigan Legislature in 1998. A lawsuit was filed in 1999 that challenged the constitutionality of the approval process. On July 30, 2004, the Michigan Supreme Court ruled that the compacts were valid. Subsequent appeals to the United States Supreme Court were denied.

In December 1999, the management agreements, along with the required licensing applications were submitted to the National Indian Gaming Commission (NIGC). We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Michigan Tribe, have incorporated all the appropriate changes.

The parties selected a parcel of land for the gaming enterprise, which is under option, and applied for the United States Department of Interior to take the land into trust for the benefit of the Michigan Tribe. On August 30, 2002, a complaint was filed in United States District Court, seeking to prevent this land from being taken into trust. The parties filed their initial briefs and oral arguments were held on August 28, 2003. The U.S. District Court ruled that a previously completed environmental assessment regarding the proposed project was inadequate. As a result, the Company has contracted with Post, Buckley, Schuh & Jernigan, Inc. (PBS&J) to perform a comprehensive environmental impact study, which had already commenced at year-end. The construction of the proposed project will not commence until the results of the environmental impact study are evaluated and approved by the U.S. District Court.

In February 2002, we entered into an agreement with RAM Entertainment, LLC, (RAM) a privately held investment company, whereby RAM was admitted as a 50% member in GEM and GEC in exchange for providing the necessary funding for the development of the projects. Accordingly, RAM loaned us $2,381,260. RAM has the right, and we expect that the loan will be converted to a $2,000,000 capital contribution and a $381,260 short-term loan to GEM, once our management contracts receive regulatory approval, and the gaming site is taken into trust for the Michigan Tribe (the Investor Contingencies). As of December 31, 2004, the Investor Contingencies have not occurred, and RAM agreed to extend the maturity date of the loan, most recently until November 15, 2004. As of December 10, 2004, Full House and RAM executed a forbearance agreement whereby each of us agreed to take no action to enforce any right nor to pursue any remedy under the investor agreement. As of March 3, 2005, the parties have an understanding in principle, subject to a definitive agreement, to modify certain terms of the investor agreement, including extending the due date, and continue their relationship.

History and status of the California project. Beginning in 1995, through Gaming Entertainment (California), LLC, (GEC), a 50%-owned subsidiary, Full House entered into a series of agreements with the Torres Martinez Band of Desert Cahuilla Indians, (California Tribe) for economic development and gaming management near Palm Springs, California. In August 2001, the California Tribe rejected the existing agreements and terminated Full House’s services. The Company believes that there were, and continues to be, no grounds for the termination, that the notice was wrongful and that the Company has been damaged by the tribe’s wrongful conduct.

On July 2, 2004, the Company forwarded to the American Arbitration Association a demand for arbitration against the California Tribe for reimbursement and damages in excess of $1,000,000, and other relief that arose from the California Tribe’s notice that it had terminated development and management agreements entered into in 1995 and 1997.

A hearing before a single arbitrator was held in December, 2004, and the arbitrator issued a decision on February 16, 2005, which upheld the 1995 development agreement, granting the Company the exclusive right to develop, manage and operate any and all gaming activities engaged in by the California Tribe for a period of seven years after the date that gaming commences. The ruling also gave the Company the right to lease from the California Tribe a minimum of ten percent of the land which the California Tribe acquired from the federal government for a term of 50 years, at an annual rental of $10 plus 15% of the net profits generated by any commercial, recreational, industrial or residential development. In addition, the Company was awarded the alternative of monetary damages of $838,686 plus attorney’s fees and other related costs, currently in the amount of approximately $225,000.

Subsequent to year-end, the Company was approached by the California Tribe with an offer of settlement of this award. Management plans to continue to discuss a possible amicable resolution; however there can be no guarantee that the California Tribe will settle. In the event that no settlement is reached, management plans to pursue a legal action to enforce the arbitration award in the United States District Court. While there can be no assurance, management believes the Company can recover the amounts carried on its balance sheet based upon the decision of the arbitrator, the California Tribe’s expressed intentions as well as its assessment of its contractual rights (Note 5).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents - Cash in excess of daily requirements is invested in highly liquid short-term investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated financial statements.

Concentrations of credit risk - Full House’s financial instruments that are exposed to concentrations of credit risk (or market risk) consist primarily of long-term receivables. A portion of Full House’s cash equivalents are in high quality securities placed with major banks and financial institutions. Management does not believe that there is significant risk of loss associated with such investments. Advances to tribal governments are largely related to the Michigan development and represent advances made to the Tribe to fund its operations. This amount is repayable from the operations of the gaming facility and, although there can be no assurance that a facility will be opened, management does not believe that there is significant risk of loss associated with such investment. However, the maximum loss that could be sustained if such advances prove to be uncollectible is limited to the recorded amount, less any allowance that may be provided.

Investments in joint ventures – The Company accounts for its investment in GED using the equity method of accounting (Note 3). Under the equity method, original investments are recorded at cost and adjusted by Full House’s share of net income and distributions of the joint venture.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46) which is effective for the Company’s December 31, 2004, financial statements. Due to the Company’s current financing arrangements for the Michigan and California developments through related agreements relative to, GEM and GEC, the Company is exposed to the majority of risk related to the activities of GEM and GEC. Therefore, in accordance with FIN 46(R), the Company considers GEM and GEC as variable interest entities that require consolidation into the Company’s financial statements as of December 31, 2004.

The Company has elected, as permitted under FIN 46(R), not to restate prior year’s financial statements. In 2003, these investments were carried on the equity method of accounting. Since the investees have no assets (other than the Michigan land), no liabilities and no operations, there was no effect on operations from this accounting change. As a result of consolidating GEM and GEC, a minority interest was created representing RAM’s 50% interest in the land held for development by GEM.

Fair value of financial instruments - The carrying value of Full House’s cash and cash equivalents and accounts payable, approximates fair value because of the short maturity of those instruments. The estimated fair values of Full House’s long-term debt approximate their recorded values at December 31, 2004, based on the current rates offered to Full House for loans of the same remaining maturities.

Gaming and contract rights (Note 5) - Amortization of $4,155,213 in gaming and contract rights will commence when the Michigan facility is developed and becomes operational and they are contributed to the subsidiary and will be on a straight-line basis over seven years, or the term of the related management contract.

The contract rights acquired in the GTECH acquisition represent the Company’s acquisition of 100% ownership and control of the development processes related to the Michigan and California projects. Therefore, amortization of these acquired contract rights commenced as of April 1, 2001. The Michigan and California contracts are being amortized over a nine-year period, which reflects a seven-year contract term and a two-year expected development period prior to their effective date.

Earnings per common share - Basic earnings per share (“EPS”) is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares plus the weighted average number of options outstanding if their effect upon exercise would have been dilutive using the treasury stock method. However, since all outstanding options have exercise prices in excess of the market price of the stock, they have not been included in the computation as their effect would have been anti-dilutive.

Awards of stock-based compensation - Full House measures employee compensation cost (Note 11) using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that the use of APB Opinion No. 25 be discontinued and that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Full House will implement the revised standard prospectively in the third quarter of fiscal year 2005, without any retroactive effect or cumulative adjustment.

Project development costs – Project development costs are incurred in connection with identifying, evaluating and pursuing opportunities to expand into existing or new gaming jurisdictions, prior to such opportunities receiving critical regulatory and government approvals necessary to reach the construction/development stage. These costs include legal and other professional fees, market and feasibility studies, option payments and fees related to applications filed with regulatory agencies, and are expensed as incurred.

In connection with the Michigan project, the Company has expensed approximately $5,380,000 to date as project development costs. GEM holds a note receivable from the Michigan Tribe providing for reimbursement of such costs (borne to date solely by the Company) of up to $25,000,000, payable only upon the achievement of sufficient operating cash flows after which interest will begin to accrue at prime plus 5%. Accordingly, the note is a contingent asset and neither the principal nor any related interest is recorded at this time. These costs, or a portion thereof, may also be recovered from RAM and/or the Michigan Tribe under certain circumstances based on evolving events.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect reported amounts. Accordingly, actual results could differ from those estimates. Significant estimates used by Full House include evaluation of the recoverability of an investment in an unconsolidated joint venture, advances to tribal governments and contract rights, any of which could change materially in the next twelve months based on evolving events.

Reclassifications - Certain reclassifications, having no effect on net income, have been made to the prior periods’ consolidated financial statements to conform to the current period’s presentation.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

At December 31, 2003 the investment in unconsolidated joint ventures reflects the Company’s ownership interest in GED and GEM. GEM has no operations to date and its only asset is $3.8 million of land held for development. At December 31, 2004, pursuant to the provisions of FIN 46(R), GEM is accounted for as a wholly owned subsidiary. Therefore, the investment in unconsolidated joint ventures on the 2004 balance sheet reflects solely the Company’s ownership interest in GED. The following is a summary of condensed financial information for GED as of December 31, 2004 and 2003, and for the years then ended:

CONDENSED BALANCE SHEET INFORMATION

	2004	2003
Total assets	$613,169	$662,598
Total liabilities	379,448	319,792
Members’ capital	233,721	342,806

CONDENSED STATEMENT OF OPERATIONS INFORMATION
	2004	2003
Revenues	$20,917,324	$19,311,001
Income from operations	7,172,320	6,667,702
Net income	7,172,320	6,667,702
Company’s equity in net income	3,586,160	3,338,851

GED is treated as a partnership for income tax purposes and consequently, recognizes no federal or state income tax provision.

4.	ADVANCES TO TRIBAL GOVERNMENTS

Full House has advanced funds directly to the Michigan and California Tribes to fund tribal operations and for development expenses related to potential projects with these tribes. The repayment of these advances is dependent upon the development of the projects, and ultimately, the successful operation of the facilities. As of December 31, 2004, the net receivable represented $1,712,291 due from the Michigan Tribe and $25,000 due from the California Tribe. While there can be no assurance, we believe that we can recover the amounts carried on our balance sheet based upon recent court decisions that have advanced the project’s stage of approvals, the Tribe’s expressed intentions, forecasted project earnings, as well as our contractual rights.

5.	GAMING AND CONTRACT RIGHTS

Gaming and contract rights are comprised of the following as of December 31, 2004:

	Cost	Accumulated Amortization	Net
Michigan gaming and contract rights	$4,155,213	$—	$4,155,213
Acquired Michigan rights	1,141,683	(475,702)	665,981
Acquired California rights	182,776	(76,156)	106,620

	$5,479,672	$(551,858)	$4,927,814

Michigan gaming and contract rights of $4,155,213 were the result of a 1995 merger agreement whereby LAI (then owned 100% by Lee A. Iacocca) and Omega Properties, Inc. (then owned 30% by William P. McComas) merged into a wholly-owned subsidiary of Full House. Pursuant to the merger, the Company issued a $375,000 promissory note and 1,750,000 shares of common stock in return for gaming rights primarily to develop the Michigan project. Swan Valuation Group, Inc., an independent organization, was retained to assist in the valuation of the merger.

In 2001, the Company acquired the remaining 50% interest in three joint venture projects for $1,800,000: Gaming Entertainment, LLC, owner of an agreement that expired in August 2002, with the Coquille Indian Tribe, which conducts gaming at The Mill Casino in Oregon; GEM, owner of a management agreement with the Michigan Tribe to develop and manage a gaming facility near Battle Creek; and GEC, owner of a management agreement with the California Tribe to develop and manage a gaming facility near Palm Springs.

The value of the Oregon contract was fully amortized over the remaining term in 2002. Amortization of the $4,155,213 Michigan management rights will commence when the associated facility is developed and becomes operational. At that time, the Michigan management rights will be contributed to GEM and will be amortized on a straight-line basis over seven years, or the term of the related management contract. The contract rights acquired in the GTECH acquisition represent the Company’s acquisition of 100% ownership and control of the development processes related to the Michigan and California projects. Therefore, amortization of the acquired contract rights commenced in 2001. The Michigan and California contracts are being amortized over a nine-year period which reflects a seven-year contract term and a two-year expected development period prior to their effective date. Successful development and, ultimately, sustaining profitable operations is dependent on future events, including appropriate regulatory approvals and adequate market demand.

6.	STOCKHOLDERS’ EQUITY

Full House’s preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. Since Full House is in default in declaring payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock. The stockholders’ right to the $.30 per share cumulative dividends on the preferred stock commenced as of June 30, 1992 and totaled $2,625,000 and $2,415,000 at December 31, 2004 and 2003, respectively. Through December 31, 2004, no dividends have been declared or paid.

7.	INCOME TAX PROVISION

The income tax provision recognized in the consolidated financial statements consists of the following:

	2004	2003
Current:
Federal	$—	$—
State	(271,892)	(264,000)

Total current	(271,892)	(264,000)

Deferred:
Federal	(96,749)	(80,417)
State	21,182	(5,731)

Total deferred	(75,567)	(86,148)

Total Provision	$(347,459)	$(350,148)

A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2004	2003
Tax provision at U.S. statutory rate	$(226,865)	$(184,737)
State taxes	(179,449)	(178,022)
Other	58,855	12,611

Total	$(347,459)	$(350,148)

Full House’s deferred tax items as of December 31, are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforward	$—	$578,676
Tax credit carryforwards	19,047	51,706
Intangibles	1,891,112	1,440,312
Other	3,564	9,901

Total deferred tax assets	1,913,723	2,080,595

Deferred tax liabilities:
Difference between book and tax basis of gaming rights	(1,454,325)	(1,454,325)

Total deferred tax liabilities	(1,454,325)	(1,454,325)

Net	$459,398	$626,270

8.	SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

For the years ended December 31, 2004 and 2003, cash payments for interest were $16,186 and $98,415, respectively.

For the years ended December 31, 2004 and 2003, cash payments for income taxes paid were $314,392 and $272,639, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Full House leases office space under a non-cancellable lease expiring on March 31, 2007. Future minimum lease obligations are $38,813 in 2005, and increase 4% each January 1, thereafter.

Rent expense was $50,801 and $45,579 for the years ended December 31, 2004 and 2003, respectively.

10.	STOCK-BASED COMPENSATION PLANS

At December 31, 2004, Full House had three stock-based compensation plans that are described below. The ability to issue option grants under these plans expired on June 30, 2002. Because options have historically been granted with exercise prices equal to market value on the grant date, no compensation cost has been recognized for options granted under the Non-Employee Director Stock Plan, Incentive Stock Plan (except as disclosed below related to options granted under the Incentive Stock Plan to a consultant / principal shareholder) and an informal director stock plan. Since all options that are outstanding as of December 31, 2004 have vested, applying the fair value recognition provisions of SFAS No. 123 results in pro forma net income (loss) that is the same as historical reported net income (loss) during the years ended 2004 and 2003.

Full House had reserved 300,000 shares of its common stock for issuance under the Non-Employee Director Stock Plan. As of December 31, 2004, there were no outstanding options under this Plan.

Full House had reserved 3,000,000 shares of its common stock for issuance under the 1992 Incentive Plan as amended in June 1999. The Plan allowed for the issuance of options and other forms of incentive awards, including qualified and non-qualified incentive stock options at market or less than market value at the date of the grant. The persons eligible for such plan included employees and officers of Full House (whether or not such officers are also directors of Full House) and consultants and advisors to Full House, who are largely responsible for the management, growth and protection of the business of Full House. Options issued under the Incentive Plan were generally exercisable over a term of ten years. The total options outstanding under the 1992 Incentive Plan, including the consulting options at December 31, 2004 and 2003 were 250,000 and 400,000, respectively.

On March 3, 1997, the Board of Directors approved a grant of options under the informal director stock plan to each of Full House’s three directors, to purchase 250,000 shares of common stock at an exercise price per share equal to the fair market value. As of December 31, 2004, 250,000 of these options are outstanding and exercisable at $2.25 per share. The total options outstanding under this Plan at December 31, 2004 and 2003 were 325,000.

A summary of the status of Full House’s stock option plans as of December 31, 2004 and 2003, and changes during the years then ended is presented below:

	2004		2003
	WEIGHTED-AVERAGE EXERCISE		WEIGHTED-AVERAGE EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding at beginning of year	725,000	$2.75	911,000	$2.65
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	150,000	2.25	186,000	2.25

Outstanding at end of year	575,000	2.88	725,000	2.75

Exercisable at year-end	575,000	2.88	725,000	2.75

As of December 31, 2004, the 575,000 options outstanding and exercisable have exercise prices ranging between $2.25 and $3.69, and a weighted average remaining contractual life of 2.3 years.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
21	List of Subsidiaries of Full House Resorts, Inc.

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Piercy Bowler Taylor and Kern

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002