Form 10QSB
period 2005-03-31
FULL HOUSE RESORTS INC
filed 2005-05-16
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-20630

FULL HOUSE RESORTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3391527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4670 S. Fort Apache Road Suite 190 Las Vegas, Nevada	89147
(Address of principal executive offices)	(zip code)

(702) 221-7800

(Registrant’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 22, 2005, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,653,930	$2,466,365
Receivables	153,144	125,000
Due from co-venturer	162,283	—
Other	96,788	97,184

	2,066,145	2,668,549

Investment in unconsolidated joint venture	116,758	152,043
Advances to tribal governments	1,742,291	1,737,291
Arbitration award receivable, net of allowance	976,680	—
Land held for development	3,858,832	3,858,832
Gaming and contract rights, net of accumulated amortization	5,000,383	4,927,814
Deferred income tax asset	547,227	459,398
Deposits and other assets	75,081	106,706

	$14,383,397	$13,930,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,651	$371,144
Accrued expenses	262,026	155,961

	487,677	527,105
Note payable to co-venturer	2,381,260	2,381,260

Minority interest in consolidated joint venture	1,929,416	1,929,416

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,777,500 and $4,725,000 including dividends in arrears of $2,677,500 and $2,625,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(7,845,949)	(8,338,141)

	9,585,044	9,092,852

	$14,383,397	$13,930,633

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Equity in net income of unconsolidated joint venture	$857,337	$907,988

Operating costs and expenses
Project development costs	419,812	142,628
General and administrative	427,716	494,433
Depreciation and amortization	25,770	42,648

	873,298	679,709

Income (loss) from operations	(15,961)	228,279
Other income (expense)
Arbitration award, net	848,393	—
Interest, net	(21,556)	(28,180)
Other	103	231

Income before income taxes	810,979	200,330
Income taxes	(318,787)	(111,395)

Net income	492,192	88,935
Less current period undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income applicable to common shares	$439,692	$36,435

Net income per common share, basic and diluted	$0.04	$0.00

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	10,915,380	10,340,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Net cash (used in) provided by operating activities	(552,435)	39,715

Cash flows from investing activities:
Advances to tribal governments	(60,000)	(60,000)
Purchase of gaming and contract rights	(200,000)	—

Cash used in investing activities	(260,000)	(60,000)

Net decrease in cash	(812,435)	(20,285)
Cash, beginning of period	2,466,365	1,942,430

Cash, end of period	$1,653,930	$1,922,145

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, from which the balance sheet information as of December 31, 2004, was derived. Certain balances in the prior year financial statements have been reclassified for comparative purposes. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc. (HRI), carried on the equity method of accounting.

Summary information for GED for the three months ended March 31, is as follows:

	Three Months
	2005	2004
Management fee revenues	$1,903,917	$1,943,873
Income from operations	1,781,938	1,815,975
Net income	1,781,938	1,815,975

3.	ADVANCES TO TRIBAL GOVERNMENTS

Full House has advanced funds directly to tribes to fund tribal operations and for development expenses related to potential projects with these tribes. The repayment of these advances is dependent upon the development of the projects, and ultimately, the successful operation of the facilities. As of March 31, 2005, the receivable of $1,742,291 represents the amount due from the Nottawaseppi Huron Band of Potawatomi (the Michigan Tribe).

4.	ARBITRATION AWARD, NET OF ALLOWANCE

On February 16, 2005, the Company received a favorable award in binding arbitration against the California Tribe in connection with a dispute over a series of development and management agreements. The arbitrator’s decision determined that the development agreement entered into in 1997 was valid and enforceable, and accordingly, awarded the Company damages approximating $1.1 million.

The Company has recorded a receivable for the award, net of an allowance for estimated collection costs of $100,000. The Company also has written off its advance to the California Tribe and the unamortized carrying value of the related gaming and contract rights.

5.	LITIGATION CONTINGENCY

The Company is a defendant in litigation involving environmental issues that, in the event of an unfavorable outcome, might prevent or delay the completion of its Michigan project and realization of a portion of its investment therein. Details are in Part II, Item 1 of this report.

6.	SUBSEQUENT EVENT

In May 2005, the Company and RAM Entertainment, LLC, (RAM) a privately held investment company, agreed in principle to, among other items, extend the maturity date of the Company’s note payable to RAM to July 1, 2007, with interest payments continuing to accrue without payment or penalty. RAM will subordinate its security interest in the collateral to other borrowings by the Company up to $3,000,000 subject to certain terms, and RAM will share Michigan development expenditures, previously absorbed and expensed by Full House, of up to $800,000, retroactive to January 1, 2005. Therefore, the Company has recorded a $162,283 due from the co-venturer representing RAM’s share of Michigan development expenditures paid by the Company on RAM’s behalf since January 1, 2005.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, (GED), a joint venture with Harrington Raceway, Inc., that manages Midway Slots and Simulcast (Midway Slots) at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has approximately 1,430 gaming devices, a 450-seat buffet, a 50-seat diner and an entertainment lounge area. In addition, we are developing a casino project for the Nottawaseppi Huron Band of Potawatomi (the Michigan tribe) in Michigan. We are also actively investigating, on our own and with partners, new business opportunities including traditional and tribal gaming operations. We seek to expand through buying, managing, or developing casinos in profitable markets.

Critical Accounting Estimates

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

Recent Accounting Pronouncements:

In December 2003, the FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)) which was effective for the Company’s December 31, 2004, financial statements. Prior to FIN 46(R), companies were required to include in their consolidated financial statements only those entities in which they had a controlling equity interest. FIN 46(R) provides additional guidance requiring a variable interest entity (VIE), as defined, to be consolidated by the reporting entity that is exposed to the majority of the risk of economic loss from the VIE’s activities, or is entitled to receive the majority of the VIE’s residual returns, or both.

Due to the Company’s current financing arrangement for the Michigan and California developments through its 50% ownership interest in Gaming Entertainment (California), LLC, (GEC) and Gaming Entertainment (Michigan), LLC, (GEM), respectively, the Company is exposed to the majority of risk related to GEM and GEC’s activities. Therefore, in accordance with FIN 46(R), the Company considers GEM and GEC as VIEs that require consolidation of GEM and GEC into the Company’s financial statements as of December 31, 2004. We adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating two 50%- in-substance joint ventures. Since they were previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

In December, 2004, the Financial Accounting Standards Board (FASB) SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the period ending March 31, 2006. Accordingly, we anticipate implementing the revised standard in the first quarter of fiscal year 2006. Currently, we account for our share-based employee compensation transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

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

Results of Operations

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the Delaware joint venture decreased $50,651, or 6% in the first quarter year of 2005 compared to the same period ending March 2004. A change to the estimated management fee rebate reduced current year’s recorded earnings by $33,632. The remaining decrease of $17,019 is due to increased payroll costs, several days of harsh weather and fewer operating days in 2005 due to Easter and leap year.

Project Development Costs. Project development costs result from researching and identifying new business opportunities and the start-up and pre-opening expenses associated with projects in development. These costs are primarily for legal and other professional fees and are expensed in the period in which they are incurred.

Project development costs for various projects increased by $277,184 during the first three months of 2005, compared to the same period of the prior year. The increase is attributable to $156,940 of cost associated with the Navajo project in New Mexico, $104,354 of costs associated with an environmental impact study for the Michigan project and additional projects in process during 2005.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005, decreased by $66,717. The decrease in general and administrative expenses is largely due to a change in management, auditors and insurance carriers.

Other Income. We were awarded reimbursement and damages, including legal fees, from the arbitration against the California Tribe for approximately $1,076,680 regarding terminated development and management agreements entered into in 1995 and 1997. This income was reduced by the write off of net gaming rights and advances relating to the California tribe in the amount of $128,287 and an allowance for estimated collection costs of $100,000. The remaining increase of $6,496 is primarily due to our higher bank interest income, partially offset by the increase in the interest rate of our long term debt.

Liquidity and Capital Resources

Cash flow from operations for the three months ended March 31, 2005, decreased $512,720 from 2004 primarily as a result of income tax payments as well as increased project development costs. Cash used in investing included $200,000 expended for gaming development rights related to the Manuelito Chapter of the Navajo tribe in New Mexico. As in the prior year, we advanced $60,000 to the Michigan tribe during the quarter.

Our future cash requirements will be primarily to fund the balance of development expenses for the Michigan and other projects, and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, LLC, (RAM) a privately held investment company, whereby RAM has acquired a 50% interest in the GEC and GEM in exchange for providing a portion of the necessary funding for the development of related projects. Accordingly, RAM advanced us $2,381,260, which is partially convertible into a capital contribution to GEM upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan Tribe. As of March 31, 2005, neither event has occurred. On December 10, 2004, the Company and RAM executed a forbearance agreement, whereby each of us agreed to take no action to enforce any right nor to pursue any remedy under the investor agreement. Currently, we have an understanding in principle, subject to the execution of a definitive agreement, to modify certain terms of the investor agreement, including extending the due date, and continue the relationship. The agreement states that RAM and Full House will share Michigan development expenditures up to $800,000, retroactive to January 1, 2005. Accordingly, we have recorded a $162,283 due from the co-venturer which represents RAM’s share of Michigan development expenditures which were paid by us on RAM’s behalf since January 1, 2005 .

We are pursuing reimbursement from the Torres-Martinez tribe in California (California tribe) for expenses and damages and other relief of approximately $1.1 million which arose from the California tribe’s termination its 1995 and 1997 development and management agreements. An arbitration award was issued in our favor on February 16, 2005. On March 4, 2005, the California tribe forwarded a letter to us outlining an offer to settle the claim. We are continuing to discuss with the Tribe a settlement of these claims.

As part of a termination agreement of our Hard Rock licensing rights in Biloxi, Mississippi, we have agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. We have been informed that construction of a Hard Rock Casino in Biloxi is under way and an opening is to be scheduled during the third quarter of 2005.

GED is our sole source of recurring income. Distributions from GED to us are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011 unless it is renewed, provides that net cash flow (after certain deductions) is to be distributed monthly to the members of GED (Full House Resorts and Harrington Raceway Inc.). While we do not believe that this arrangement will adversely impact our liquidity, our continuing cash flow is dependent on the operating performance of GED, and its ability to receive monthly distributions.

As of March 31, 2005, we had cumulative undeclared and unpaid dividends in the amount of $2,677,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The Company does not plan to declare dividends until there is sufficient cash flow from operations. However, we are evaluating other alternatives to settle the dividends in arrears.

In February 2005, we were named as developer and manager of a gaming project to be developed by the Manuelito Chapter of Navajo Indians in New Mexico. In furtherance of this development, we entered into a joint venture agreement with NADACS, Inc. (NADACS), a New Mexico company, to pursue the project. Pursuant to the joint venture agreement with NADACS, we paid NADACS a total of $200,000 for partial payment of gaming rights held by NADACS to develop Navajo gaming facilities. We have submitted a form of Management Agreement for the Chapter’s consideration and approval by the Navajo Nation. This project is subject to the consent of the Navajo Nation and compliance with its yet to be created gaming commission rules and regulations and approval by the National Indian Gaming Commission. We have committed to finance any additional costs needed to operate the joint venture or develop, construct or operate the facility

In March 2005, the Northern Cheyenne Tribe of Montana (Montana tribe) signed a letter of intent to negotiate a management agreement with Full House Resorts for a proposed casino to be built approximately 100 southeast of Billings, Montana. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300 seat bingo hall and restaurant.

Quantitative and Qualitative Disclosures about Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding variable rate debt of $2.4 million at March 31, 2005, is subject to variable interest rates, which averaged 5.4% during the current quarter. The applicable interest rate debt is based on the prime lending rate and therefore, the interest rate will change as the prime lending rate changes. Based on our $2.4 million of outstanding variable rate debt at March 31, 2005, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

Evaluation of Disclosure Controls and Procedures. Full House’s chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2005, have concluded that as of such date, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

California – On July 2, 2004, the Company forwarded to the American Arbitration Association a demand for arbitration against the California Tribe for reimbursement and damages of approximately $1.1 million that arose from the California Tribe’s notice that it had terminated development and management agreements entered into in 1995 and 1997.

A hearing before a single arbitrator was held in December, 2004, and the arbitrator issued a decision on February 16, 2005, which upheld the 1995 development agreement, granting the Company the exclusive right to develop, manage and operate any and all gaming activities engaged in by the California Tribe for a period of seven years after the date that gaming commences. The ruling also gave the Company the right to lease from the California Tribe a minimum of ten percent of the land which the California Tribe acquired from the federal government for a term of 50 years, at an annual rental of $10 plus 15% of the net profits generated by any commercial, recreational, industrial or residential development. In addition, the Company was awarded the alternative of monetary damages plus attorney’s fees and other related costs, currently in the amount of approximately $1.1 million.

We have been approached by the California Tribe with an offer of settlement of this award. We will continue to discuss a possible amicable resolution, however, there can be no guarantee that the California Tribe will agree with our terms for settlement. In the event that no settlement is reached, we will pursue legal action to enforce the arbitration award in the United States District Court pursuant to the Federal Arbitration Act, 9 U.S.C. (s)(s) 1 et seq. While an attempt at enforcement may be unsuccessful, we believe that we can recover the amounts carried on our balance sheet based upon the California Tribe’s expressed intentions, the arbitration ruling in our favor, as well as our contractual rights.

Michigan - The Company has a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. The legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

The ruling of the United States District Court for the District of Columbia in the case of CETAC vs. Norton entered on April 23, 2004, required a reassessment of the environmental analysis of the Michigan project. An environment impact study has been commenced and we are awaiting the completion of this process to begin construction of the casino.

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

Item 3.	Defaults upon Senior Securities

As of March 31, 2005, we had cumulative undeclared and unpaid dividends in the amount of $2,677,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The preferred stock’s class ranks prior to the Company’s common stock with regard to dividend and liquidation rights.

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

FULL HOUSE RESORTS, INC.

Date: May 16, 2005	By:	/s/ JAMES MEIER
James Meier Chief Financial Officer (on behalf of the Registrant and as principal financial officer)