Form 10QSB
period 2005-06-30
FULL HOUSE RESORTS INC
filed 2005-08-15
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File No. 1-32583

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

As of July 20, 2005, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,589,611	$2,466,365
Due from related parties	160,083	125,000
Other	216,952	97,184

	1,966,646	2,688,549
Investment in unconsolidated joint venture	319,380	152,043
Advances to tribal governments	1,844,291	1,737,291
Arbitration award receivable, net of allowance	976,680	—
Land held for development	3,858,832	3,858,832
Gaming and contract rights, net of accumulated amortization	4,979,572	4,927,814
Deferred income tax asset	391,781	459,398
Deposits and other assets	76,058	106,706

	$14,413,240	$13,930,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,820	$371,144
Accrued expenses	72,139	64,858

	161,959	436,002

Note payable to co-venturer	2,381,260	2,381,260
Other long-term liabilities	430,291	91,103

	2,811,551	2,472,363

Non-controlling interest in consolidated joint ventures	1,853,347	1,929,416

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,830,000 and $4,620,000 including undeclared dividends in arrears of $2,730,000 and $2,520,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(7,844,610)	(8,338,141)

	9,586,383	9,092,852

	$14,413,240	$13,930,633

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,
	2005	2004
Equity in net income of unconsolidated joint venture	$1,031,217	$818,867

Operating costs and expenses
Project development costs	566,186	201,967
General and administrative	572,190	332,265
Depreciation and amortization	22,606	42,746

	1,160,982	576,978

Income (loss) from operations	(129,765)	241,889
Other income (expense)
Interest	(35,099)	(24,000)
Other	12,167	249

Income (loss) before income taxes and non-controlling interest	(152,697)	218,138
Non-controlling interest	324,860	—
Income taxes	(170,824)	(123,933)

Net income	1,339	94,205
Less current period undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income applicable to common shares	$(51,161)	$41,705

Net income per common share, basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	10,340,380	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Equity in net income of unconsolidated joint venture	$1,888,554	$1,726,855

Operating costs and expenses
Project development costs	1,118,281	344,595
General and administrative	999,906	826,698
Depreciation and amortization	48,376	85,394

	2,166,563	1,256,687

Income (loss) from operations	(278,009)	470,168
Other income (expense)
Arbitration award, net	848,393	—
Interest	(67,051)	(52,180)
Other	22,666	480

Income before income taxes and non-controlling interest	525,999	418,468
Non-controlling interest	457,143	—
Income taxes	(489,611)	(235,328)

Net income	493,531	183,140
Less current period undeclared dividends on cumulative preferred stock	(105,000)	(105,000)

Net income applicable to common shares	$388,531	$78,140

Net income per common share
Basic	$0.04	$0.01

Diluted	$0.03	$0.01

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	11,131,289	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2005	2004
Net cash (used in) provided by operating activities	(541,981)	290,618

Cash flows from investing activities:
Advances to tribal governments	(132,000)	(120,000)
Purchase of gaming and contract rights	(200,000)	—
Purchase of other assets	(2,773)	(1,491)

Cash used in investing activities	(334,773)	(121,491)

Net (decrease) increase in cash	(876,754)	169,127
Cash, beginning of period	2,466,365	1,942,430

Cash, end of period	$1,589,611	$2,111,557

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, from which the balance sheet information as of December 31, 2004, was derived. Certain balances in the prior year financial statements have been reclassified to conform to the current period presentation. The results of operations for the period ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

Summary information for GED for the three and six months ended June 30, is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Management fee revenues	$2,193,235	$2,143,873	$4,091,152	$3,729,076
Income from operations	2,062,433	1,637,734	3,844,371	3,453,710
Net income	2,062,433	1,637,734	3,844,371	3,453,710

3.	ADVANCES TO TRIBAL GOVERNMENTS

Full House has advanced funds directly to tribes to fund tribal operations and for development expenses related to potential projects with these tribes. The repayment of these advances is dependent upon the development of the projects, and ultimately, the successful operation of the facilities. As of June 30, 2005, the receivable of $1,844,291 represents $1,832,291 due from the Nottawaseppi Huron Band of Potawatomi and $12,000 due from the Nambe Pueblo tribe.

4.	ARBITRATION AWARD, NET OF ALLOWANCE

On February 16, 2005, the Company received a favorable award in binding arbitration against the Torres Martinez Desert Cahuilla Indians (California tribe) in connection with a dispute over a series of development and management agreements. The arbitrator’s decision determined that the development agreement entered into in 1995 was valid and enforceable, and accordingly, awarded the Company damages approximating $1.1 million, which has been recorded net of a $100,000 allowance for estimated collection costs. The Company is currently negotiating the payment of the award with the California tribe and by letter dated July 21, 2005, the California tribe made an offer of settlement in accordance with terms previously requested by the Company. Any final settlement is subject to the signing of a formal settlement agreement.

5.	EARNINGS PER COMMON SHARE

Earnings per share are accounted for in accordance with the provisions of SFAS No. 128, “Earnings Per Share” which requires the presentation of basic and diluted earnings per share on the consolidated statement of operations. Basic earnings per common share amounts are calculated using the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of all stock options having an exercise price less than the average market price of the common stock during the period using the “treasury stock method” and for convertible preferred stock using the “if converted method.”

6.	COMMITMENTS AND CONTINGENCY

In May 2005, the Company entered into development and management agreements with the Northern Cheyenne Tribe of Montana for a proposed casino to be built approximately 100 miles southeast of Billings, Montana. As part of the agreements, the Company has committed to advance certain costs associated with the development and furtherance of this project, which costs cannot reasonably be estimated at this time, and to use its best efforts to arrange financing for the construction and equipping of the facility for a total estimated cost of $16 million.

In June 2005, we signed a gaming development and management agreement with the Nambe Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. As part of the agreements, the Company has committed to advance certain costs associated with the development and furtherance of this project, which costs cannot reasonably be estimated at this time, and to use its best efforts to arrange financing for the construction and equipping of the facility for a total estimated cost of $40 million.

The Company is a defendant in litigation involving environmental issues in Michigan that, in the event of an unfavorable outcome, might prevent or delay the completion of its Michigan project and realization of a portion of its investment therein. As a result, a draft environmental impact statement has been prepared and the Bureau of Indian Affairs, as the lead agency for these purposes, has scheduled a public hearing for August 24, 2005, in Battle Creek, Michigan to consider comments to the draft.

The Company’s estimated maximum exposure to loss as a result of its involvement with the Michigan project, as of June 30, 2005, is approximately $8.6 million, which is made up of net gaming and contract rights, land and advances to the Michigan tribe. This would be the case only if the project were to be abandoned and none of its assets were recoverable.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Full House Resorts, Inc., a Delaware corporation, develops, manages and/or invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including traditional and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc., that manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has approximately 1,581 gaming devices, a 350-seat buffet, a 50-seat diner and an entertainment lounge area. We are also developing a casino project for the Nottawaseppi Huron Band of Potawatomi in Michigan, referred to as the Michigan tribe.

In addition, we have entered into development and gaming management agreements, which are subject to approval by the National Indian Gaming Commission, with the Nambé Pueblo of New Mexico for the development of a coordinated entertainment venue centered on a 50,000 square foot casino, and with the Northern Cheyenne Nation of Montana for the development and management of a 25,000 square foot gaming facility.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the recoverability of our investments in development projects, including unconsolidated and consolidated joint ventures, advances to tribal governments and intangible contract rights. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and the legal and regulatory environment. We regularly evaluate these estimates and assumptions, particularly in areas, if any, that we consider critical accounting estimates, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets is contingent upon the successful development and management of the projects, we evaluate the likelihood that the projects will be completed and then evaluate the prospective market dynamics and how the proposed facilities should compete in order to forecast future cash flows necessary to recover the recorded value of the assets. In most cases, we engage independent experts to prepare market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

Generally, except for reimbursable advances made directly to tribal governments, costs incurred by us to further the development process of projects that lack necessary regulatory and/or governmental approvals have been expensed as incurred. For projects involving tribes that are federally recognized, have land in trust, have a compact with the state, have a signed management or development agreement, and continue to be economically feasible, we record approved reimbursable development costs paid on behalf of the tribes as advances to tribal governments. In certain cases, a tribe may not meet all of the criteria, and then we evaluate the merits and likelihood that disbursements will be recoverable. We evaluate projects against these criteria quarterly in light of the current financial, legislative and development status of each project.

Although we hold a note receivable evidencing an obligation on the part of the Michigan tribe to reimburse project development costs of up to $25,000,000, its enforceability is contingent upon obtaining sufficient cash flows from future operation of the project and it is therefore, unrecorded. To date, we have expensed as incurred over $6,000,000 as project development costs related to the Michigan project until such time as those payments can be repaid by the Michigan tribe or, with reasonable certainty, be considered a collectible receivable. The forecasted revenues from the proposed casino suggest the Michigan tribe will have the ability to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe.

Amortization of gaming and contract rights is provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. These rights are held by us and will be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they are not included in the calculation of the non-controlling interest in our Michigan subsidiary.

Due to our current financing arrangement for the Michigan and California developments through our 50% ownership interest in Gaming Entertainment (California), LLC, and Gaming Entertainment (Michigan), LLC, respectively, we believe we are exposed to the majority of risk of economic loss from these entities’ activities. Therefore, in accordance with FIN 46(R), Consolidation of Variable Interest Entities (FIN 46(R), we consider them to be variable interest entities that require consolidation into our financial statements. Accordingly, we adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating these two 50% in-substance joint ventures. Since they were previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

Recent Accounting Pronouncements:

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are to be effective for us for the quarterly period ending March 31, 2006. Accordingly, we anticipate implementing the revised standard in the first quarter of fiscal year 2006. Currently, we account for our share-based employee compensation transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Since no stock-based compensation was issued during the periods presented in this report, the use of this accounting method has had no effect. The effect of adoption of the new standard on future periods cannot be predicted at this time.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not presently expect to enter into any transactions during the foreseeable future that would be affected by adopting SFAS 153.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We have not completed our evaluation or determined the impact of adopting SFAS No. 154, which may or may not be material to our results of operations in the first quarter of fiscal year 2006 and thereafter.

Results of Operations

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the Delaware joint venture increased $161,699, or 9% year-to-date in 2005 compared to the same period ending June 30, 2004 and increased $212,350, or 25% for the three months ended June 30, 2005, compared to the same three-month period in 2004. The increases are due to an expansion of the facilities, the addition of 140 machines and extended operating hours in the second quarter, offset by a first quarter increase to the estimated management fee rebate of $33,632 and $17,019 of increased payroll costs.

Project Development Costs. Project development costs result from researching and identifying new business opportunities and the start-up and pre-opening expenses associated with projects in development. These costs are primarily for legal and other professional fees and are expensed in the period in which they are incurred. Project development costs increased $773,686 for the six months ended June 30, 2005, compared to the same time period in the prior year. The increase is attributable to architectural fees of $291,570, environmental impact study costs of $228,172 and increased legal fees associated with the Michigan development and other new projects.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2005, increased by $173,208 over the same period last year, due primarily to an increase of approximately $114,000 in legal fees for corporate issues including the settlement of arbitration proceedings involving the Torres Martinez Desert Cahuilla Indians (California tribe). The remaining increase is attributable to increased corporate related travel and the cost of the annual report and shareholder’s meeting.

Other Income. During the first quarter of 2005, we were awarded reimbursement and damages totaling $1,076,680, including legal fees, resulting from a favorable arbitration ruling regarding terminated development and management agreements entered into in 1995 and 1997 with the California tribe. This income was reduced by the write-off of the remaining net gaming rights and advances relating to the California tribe totaling $128,287, and the establishment of an allowance for estimated collection costs of $100,000. The remaining increase of $7,315 is primarily due to increased interest income, partially offset by the increase in the interest rate of our long-term debt.

Liquidity and Capital Resources

Cash flow from operations for the six months ended June 30, 2005, decreased $832,599 from the same time period in 2004, primarily as a result of income tax payments, corporate legal expenses and increased project development costs. Cash used in investing included $200,000 expended to advance our position in obtaining gaming development rights related to the Manuelito Chapter of the Navajo tribe in New Mexico. We advanced $12,000 to the Nambe Pueblo tribe and, as in the prior year, we advanced $120,000 to the Michigan tribe during the six months ended June 30, 2005.

Our future cash requirements will be primarily to fund the balance of development expenses for the Michigan and other projects, and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the unavailability of funding sources would limit our development. Additional projects are considered based on the project’s construction period and ability to secure the funding necessary to complete the development.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, LLC, a privately held investment company. RAM has acquired a 50% interest in the California and Michigan joint ventures in exchange for providing a portion of the necessary funding for the development of related projects. Accordingly, RAM advanced us $2,381,260, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. As of June 30, 2005, neither event had occurred. In May 2005, we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without payment or penalty. As part of that agreement, RAM has subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms, and RAM has committed to sharing Michigan development expenditures, previously absorbed and expensed by us, of up to $800,000, retroactive to January 1, 2005, significantly improving our cash flows since that date. As of June 30, 2005, included in due from related parties, we have recorded a $31,074 receivable from RAM representing their net share of Michigan development expenditures paid by us on RAM’s behalf.

We are pursuing reimbursement from the California tribe for expenses and damages and other relief of approximately $1.1 million which arose from the California tribe’s termination of its 1995 and 1997 development and management agreements. An arbitration award was issued in our favor on February 16, 2005. By letter dated July 21, 2005, the attorney for the California tribe advised that the General Council of the California tribe voted to accept a settlement previously proposed by Full House by which the California tribe would pay an initial amount of $200,000 and the balance of the settlement over

7 years, therefore having only a minor impact on our annual cash flows. This understanding is subject to execution of a formal settlement agreement between the parties.

As part of a termination agreement of our Hard Rock licensing rights in Biloxi, Mississippi, we have agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. Construction of the Hard Rock Casino in Biloxi is under way with an opening date estimated to be during the third quarter of 2005. Accordingly, the positive effect of this matter on future cash flows cannot be predicted but may not be significant.

The Delaware joint venture is our sole source of recurring income and significant positive cash flow. Distributions from it to us are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011 unless it is renewed, provides that net cash flow (after certain deductions) is to be distributed monthly to its members. While we do not believe that this arrangement will adversely impact our liquidity, our continuing cash flow is dependent on the operating performance of this joint venture, and its ability to make monthly distributions.

In February 2005, we were named as developer and manager of a gaming project to be developed by the Manuelito Chapter of Navajo Indians in New Mexico. In furtherance of this development, we entered into an agreement with NADACS, Inc., a New Mexico company, to pursue the project. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for future Navajo gaming facilities. We have submitted a form of management agreement for the Chapter’s consideration and approval by the Navajo Nation. This project is subject to the consent of the Navajo Nation and compliance with its yet to be created gaming commission rules and regulations, and approval by the National Indian Gaming Commission. We have committed to finance any additional costs needed to operate the joint venture or develop, construct or operate the facility.

In May 2005, we entered into development and management agreements with the Northern Cheyenne Tribe of Montana for a proposed casino to be built approximately 100 miles southeast of Billings, Montana. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300 seat bingo hall and restaurant. As part of the agreements, we have committed to finance costs associated with the development and furtherance of this project.

In June 2005, we signed a gaming development and management agreement with the Nambe Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. Accordingly, we advanced $12,000 and have committed to finance costs associated with the development and furtherance of this project.

As of June 30, 2005, we had cumulative undeclared and unpaid dividends in the amount of $2,730,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. We do not plan to declare dividends until there is sufficient cash flow from operations. However, we are evaluating other alternatives to settle the dividends in arrears.

Quantitative and Qualitative Disclosures about Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding variable rate debt of $2.4 million at June 30, 2005, is subject to variable interest rates, which averaged 5.9% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will change as the prime lending rate changes. Based on our $2.4 million of outstanding variable rate debt at June 30, 2005, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of June 30, 2005, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

California – On July 2, 2004, we forwarded to the American Arbitration Association a demand for arbitration against the California tribe for reimbursement and damages of approximately $1.1 million that arose from the California tribe’s notice that it had terminated development and management agreements entered into in 1995 and 1997.

A hearing before a single arbitrator was held in December, 2004, and the arbitrator issued a decision on February 16, 2005, which upheld the 1995 development agreement, granting us the exclusive right to develop, manage and operate any and all gaming activities engaged in by the California tribe for a period of seven years after the date that gaming commences. The ruling also gave us the right to lease from the California tribe a minimum of ten percent of the land which the California tribe acquired from the federal government for a term of 50 years, at an annual rental of $10 plus 15% of the net profits generated by any commercial, recreational, industrial or residential development. In addition, we were awarded the alternative of monetary damages plus attorney’s fees and other related costs, currently in the amount of approximately $1.1 million.

We have been approached by the California tribe with an offer of settlement of this award. We will continue to discuss a possible amicable resolution, however, the California Tribe may not agree with our terms for settlement. In the event that no settlement is reached, we will pursue legal action to enforce the arbitration award in the United States District Court pursuant to the Federal Arbitration Act, 9 U.S.C. (s)(s) 1 et seq. While an attempt at enforcement may be unsuccessful, we believe that we can recover the amounts carried on our balance sheet based upon the California tribe’s expressed intentions, the arbitration ruling in our favor, as well as our contractual rights. By letter dated July 21, 2005, the attorney for the California tribe advised that the General Council of the California tribe voted to accept a settlement by which the California tribe would pay to the Company an initial amount of $200,000 and the balance over 7 years at 7% interest. We had previously proposed these terms to the California tribe. This settlement understanding is subject to execution of a formal settlement agreement between the parties.

Michigan – We have a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. A legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

The ruling of the United States District Court for the District of Columbia in the case of CETAC vs. Norton entered on April 23, 2004, required a reassessment of the environmental analysis of the Michigan project. A draft environmental impact statement has been prepared and the Bureau of Indian Affairs, as the lead agency for these purposes, has scheduled a public hearing to consider comments to the draft for August 24 in the Battle Creek, Michigan area. The next step in the process is to prepare a final environmental impact statement based on comments received to the draft statement. We are awaiting the completion of the environmental impact study process to begin construction of the casino.

Item 3.	Defaults upon Senior Securities

As of June 30, 2005, we had cumulative undeclared and unpaid dividends in the amount of $2,730,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The preferred stock’s class ranks prior to the Company’s common stock with regard to dividend and liquidation rights.

Item 4.	Submission Of Matters To A Vote Of Security Holders

We held our 2005 annual meeting on May 19, 2005 at which Carl G. Braunlich, Andre M. Hilliou, Lee A. Iacocca, William P. McComas, Mark J. Miller and J. Michael Paulson were elected to our board of directors. Our stockholders also ratified the appointment of Piercy Bowler Taylor & Kern as our independent auditors. No other proposals were presented at the 2005 annual meeting. At the meeting the votes were cast as follows:

	In Favor	Against	Abstain	Broker Non-vote
Election of Carl G. Braunlich	8,750,655	9,660	1,580,065	0
Election of Andre M. Hilliou	8,749,455	10,860	1,580,065	0
Election of Lee A. Iacocca	8,399,970	360,345	1,580,065	0
Election of William McComas	5,118,270	3,642,045	1,580,065	0
Election of Mark J. Miller	8,750,970	9,345	1,580,065	0
Election of J. Michael Paulson	8,750,370	9,945	1,580,065	0
Ratification of Piercy Bowler Taylor & Kern as independent auditors	8,754,605	5,410	1,580,365	0

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 15, 2005	By:	/s/ JAMES MEIER
James Meier
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)