Form 10QSB
period 2005-09-30
FULL HOUSE RESORTS INC
filed 2005-11-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

(702) 221-7800

(Registrant’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2005, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,030,693	$2,466,365
Other	306,837	222,184

	2,337,530	2,688,549
Investment in unconsolidated joint venture	253,673	152,043
Advances to tribal governments	1,966,725	1,737,291
Arbitration award receivable, net of allowance	976,680	—
Land held for development	3,858,832	3,858,832
Gaming and contract rights, net of accumulated amortization	4,958,759	4,927,814
Deferred income tax asset	504,302	459,398
Deposits and other assets	74,330	106,706

	$14,930,831	$13,930,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,432	$371,144
Accrued expenses	125,906	64,858
Income tax payable	399,148	—

	577,486	436,002
Note payable to co-venturer	2,381,260	2,381,260
Other long-term liabilities	468,847	91,103

	3,427,593	2,908,365

Non-controlling interest in consolidated joint ventures	1,883,347	1,929,416

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,882,500 and $4,725,000 including undeclared dividends in arrears of $2,782,500 and $2,625,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(7,811,102)	(8,338,141)

	9,619,891	9,092,852

	$14,930,831	$13,930,633

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Equity in net income of unconsolidated joint venture	$1,020,863	$971,554

Operating costs and expenses
Project development costs	407,017	278,216
General and administrative	705,584	302,653
Depreciation and amortization	22,541	42,771

	1,135,142	623,640

Income (loss) from operations	(114,279)	347,914
Other income (expense)
Interest	(38,557)	(25,687)
Other	13,274	5,322

Income (loss) before income taxes and non-controlling interest	(139,562)	327,549
Non-controlling interest in loss of consolidated joint venture	218,512	—

Income (loss) before income taxes	78,950	327,549
Income taxes	(45,442)	(146,274)

Net income	33,508	181,275
Less current period undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income (loss) applicable to common shares	$(18,992)	$128,775

Net income (loss) per common share, basic and diluted	$(0.00)	$0.01

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	10,340,380	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Equity in net income of unconsolidated joint venture	$2,909,417	$2,698,409

Operating costs and expenses
Project development costs	1,525,298	622,811
General and administrative	1,705,490	1,129,351
Depreciation and amortization	70,917	128,165

	3,301,705	1,880,327

Income (loss) from operations	(392,288)	818,082
Other income (expense)
Arbitration award, net	848,393	—
Interest	(105,608)	(77,867)
Other	35,940	5,802

Income before income taxes and non-controlling interest	386,437	746,017
Non-controlling interest in loss of consolidated joint venture	675,655	—

Income before income taxes	1,062,092	746,017
Income taxes	(535,053)	(381,602)

Net income	527,039	364,415
Less current period undeclared dividends on cumulative preferred stock	(157,500)	(157,500)

Net income applicable to common shares	$369,539	$206,915

Net income per common share
Basic	$0.04	$0.02

Diluted	$0.03	$0.02

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	11,173,003	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
Net cash provided by operating activities	94,949	153,900

Cash flows from investing activities:
Advances to tribal governments	(254,434)	(180,000)
Advances to co-venturer	(629,585)	—
Repayments by co-venturer	556,171	—
Purchase of gaming and contract rights	(200,000)	—
Purchase of other assets	(2,773)	(3,690)

Cash used in investing activities	(530,621)	(183,690)

Net decrease in cash	(435,672)	(29,790)
Cash, beginning of period	2,466,365	1,942,430

Cash, end of period	$2,030,693	$1,912,640

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. (the Company) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, from which the balance sheet information as of December 31, 2004, was derived. Certain items in the prior year financial statements have been reclassified to conform to the current period presentation. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

Summary information for GED for the three and nine months ended September 30, is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Management fee revenues	$2,159,990	$2,057,544	$6,251,142	$5,786,620
Income from operations	2,041,726	1,943,109	5,886,097	5,396,819
Net income	2,041,726	1,943,109	5,886,097	5,396,819

3.	ADVANCES TO TRIBAL GOVERNMENTS

Full House has advanced funds directly to tribes to fund tribal operations and for development expenses related to potential projects. The repayment of these advances is dependent upon the development of the projects, and ultimately, the successful operation of the facilities. As of September 30, 2005, the receivable of $1,966,725 represents $1,892,291 due from the Nottawaseppi Huron Band of Potawatomi related to a project in development in Michigan,

$71,434 due from the Nambe Pueblo tribe related to a project in development in New Mexico and $3,000 due from the Northern Cheyenne Nation of Montana. Our agreements with the tribes provide for the reimbursement of these advances plus interest either from the proceeds of the financing of the development, the actual operation itself or, in the case of the Nambe and Northern Cheyenne agreements, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

4.	ARBITRATION AWARD, NET OF ALLOWANCE

On February 16, 2005, the Company received a favorable award in binding arbitration against the Torres Martinez Desert Cahuilla Indians (California tribe) in connection with a dispute over a series of development and management agreements. The arbitrator’s decision found that the development agreement entered into in 1995 was valid and enforceable, and accordingly, awarded the Company damages approximating $1.1 million, which has been recorded net of a $100,000 allowance for estimated collection costs. The Company reached an agreement in principle whereby the California tribe would pay the amount of the arbitration award upon the funding of its casino loan which the tribe anticipates will happen by year-end. However, this agreement is preliminary and any final settlement is subject to the execution of a formal settlement document.

5.	CONTINGENCY

The Company is a defendant in litigation involving environmental issues in Michigan that, in the event of an unfavorable outcome, might prevent or delay the completion of the Michigan project and realization of a portion of the Company’s investment therein. As a result, a draft environmental impact statement has been prepared. The Bureau of Indian Affairs, as the lead agency for these purposes, held a public hearing on August 24, 2005, in Battle Creek, Michigan to consider comments to the draft. The comment period closed on October 4, 2005 and the Company is currently preparing its response to the comments received.

At September 30, 2005, the Company’s estimated range of exposure to loss as a result of its involvement with the Michigan project, as of September 30, 2005, is between zero and approximately $8.6 million, which consists of the write off of net gaming and contract rights, the land held for the development of the project, and the capitalized advances to the Michigan tribe. This would be the case only if the project were to be abandoned and none of the related assets were recoverable. The foregoing estimated range of exposure does not include defense costs as the Company’s policy is to expense legal and other litigation costs in the period incurred.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Full House Resorts, Inc., a Delaware corporation, develops, manages and/or invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including commercial and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc., which manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has 1,581 gaming devices, a 350-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area. We also have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians, referred to herein as the Michigan tribe, for the development and management of a casino/resort in the Battle Creek, Michigan area, which is currently in the pre-development state. The planned casino / resort is expected to have more than 2,000 gaming devices.

In addition, we have entered into development and gaming management agreements with the Nambé Pueblo tribe of New Mexico for the development of a coordinated entertainment venue centered on a 50,000 square foot casino to be built approximately 15 miles north of Santa Fe, New Mexico. We also have development and management agreements with the Northern Cheyenne Nation of Montana for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreements are subject to approval by the National Indian Gaming Commission.

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

Generally, except for reimbursable advances made directly to tribal governments, costs incurred by us to further the development process of projects that lack necessary regulatory and/or governmental approvals have been expensed as incurred. For projects involving tribes that are federally recognized, have land in trust, have a compact with the state, have a signed management or development agreement, and continue to be economically feasible, we capitalize approved reimbursable development costs paid on behalf of the tribes as advances to tribal governments. In certain cases, a tribe may not meet all of the criteria, and then we evaluate the merits and likelihood that disbursements will be recoverable. We evaluate projects against these criteria quarterly in light of the current financial, legislative and development status of each project.

Although we hold a note receivable evidencing an obligation on the part of the Michigan tribe to reimburse project development costs paid by us on their behalf of up to $25,000,000, its enforceability is contingent upon obtaining sufficient cash flows from future operation of the project and therefore, the note receivable is not reflected in the accompanying financial statements. To date, we have expensed as incurred over $6,000,000 as project development costs related to the Michigan project until such time as those payments can be repaid by the Michigan tribe or, with reasonable certainty, be considered a collectible receivable, based on the aforementioned criteria. If the proposed casino is constructed, the forecasted revenues indicate the Michigan tribe will have the ability to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe.

Amortization of gaming and contract rights is provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. These rights will be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they are not included in the calculation of the non-controlling interest in our Michigan subsidiary.

Due to our current financing arrangement for the Michigan development through our 50% ownership interest in Gaming Entertainment (Michigan), LLC (GEM), we believe we are exposed to the majority of risk of economic loss from the entity’s activities. Therefore, in accordance with FIN 46(R), Consolidation of Variable Interest Entities, we consider GEM to be a variable interest entity that requires consolidation into our financial statements. Accordingly, we adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating the 50% in-substance joint venture. Since GEM was previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

Recent Accounting Pronouncements:

In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are to be effective for us for the quarterly period ending March 31, 2006. Accordingly, we anticipate implementing the revised standard in the first quarter of fiscal year 2006. Currently, we account for our share-based employee compensation transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations when adopted no later than the first quarter of fiscal year 2006 and thereafter.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. We have not entered into, and do not presently expect to enter into, any transactions during the foreseeable future that would be affected by adopting SFAS 153.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154, effective in the fiscal year beginning after December 15, 2005, applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.

Results of Operations

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the Delaware joint venture increased $49,309, or 5% for the three months ended September 30, 2005, compared to the same three-month period in 2004. The increase is due primarily to an expansion of the Midway Slots and Simulcast facilities, the addition of 140 gaming machines and extended operating hours, all of which occurred in the second quarter of 2005.

Project Development Costs. Project development costs result from start-up and pre-opening expenses associated with projects currently in development. These costs are primarily for legal and other professional fees and are expensed in the period in which they are incurred. Project development costs increased $128,801 for the three months ended September 30, 2005, compared to the same time period in the prior year due mainly to costs associated with the environmental impact study (EIS) for the Michigan development. The EIS is the result of a ruling by the court in the litigation matter of CETAC vs. Norton. The increase in EIS related costs are the result of engaging experienced legal counsel for environmental litigation issues to ensure successful compliance with the court’s ruling and a favorable outcome in the litigation.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005, increased by $402,931 over the same period last year, due to an increase of $216,396 in payroll related to new development projects and additional staff. We have added executive staff in order to plan and program our projects so that development and construction can be expedited once the required approvals are obtained. The remaining increase is largely attributable to increased business travel, American Stock Exchange listing fees and other overhead costs resulting from researching and identifying new business opportunities.

Other Income (expense). The decrease of $4,918 in other income compared to the corresponding period in 2004 is primarily due to the land rent revenue of $5,000 earned during the quarter ending September 30, 2004.

Non-controlling Interest in Loss of Consolidated Joint Venture. RAM Entertainment, LLC, (RAM), a privately held investment company, has a 50% non-controlling interest in our consolidated joint venture, GEM. GEM’s losses are a result of development expenses associated with the Michigan project. Since RAM did not share in the expenses of GEM in the prior year under the agreement between us and RAM that effectively expired January 1, 2005, there was no non-controlling interest in the consolidated investee’s losses in the comparable prior year periods.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the Delaware joint venture increased $211,008, or 8% year-to-date in 2005 compared to the same period ending September 30, 2004. The increase is due to an expansion of the facilities, the addition of 140 gaming machines and extended operating hours, all of which occurred in the second quarter of 2005, partially offset by an increase to the estimated management fee rebate of $33,632 in the first quarter of 2005.

Project Development Costs. Project development costs increased $902,487 for the nine months ended September 30, 2005, compared to the same time period in the prior year. The increase is primarily attributable to environmental impact study costs of $475,678, architectural fees of $145,785, and increased legal fees associated with the Michigan project, as well as costs associated with other new projects in development that did not exist in the prior year. During the year, the Michigan project incurred increased expenses over prior year to expedite the EIS process, including legal fees and the engaging of executives to fast track the project for 2006. To advance our other Indian casino development projects, we have engaged architects and engineering consultants.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005, increased by $576,139 over the same period last year, due to an increase of approximately $200,146 in third quarter payroll and related expenses due to new development projects and additional staff and $151,368 in legal fees for corporate issues including the settlement of arbitration proceedings involving the Torres Martinez Desert Cahuilla Indians (California tribe). The remaining increase is primarily attributable to increased travel and other overhead costs resulting from researching and identifying new business opportunities.

Other Income. During the first quarter of 2005, we were awarded reimbursement and damages totaling $1,076,680, including legal fees, resulting from a favorable arbitration ruling regarding terminated development and management agreements entered into in 1995 and 1997 with the California tribe. This income was partially offset by the write-off of the remaining net gaming rights and advances relating to the California tribe totaling $128,287, and the establishment of an allowance for estimated collection costs of $100,000. The remaining increase of $2,397 is primarily due to investing cash at a higher interest rate than in the prior year, partially reduced by an increase in the interest rate of our long-term debt.

Non-controlling Interest in Loss of Consolidated Joint Venture. RAM Entertainment, LLC, (RAM), a privately held investment company, has a 50% non-controlling interest in our consolidated joint venture, GEM. GEM’s losses are a result of development expenses associated with the Michigan project. Since RAM did not share in the expenses of GEM in the prior year under the agreement between us and RAM that effectively expired January 1, 2005, there was no non-controlling interest in the consolidated investee’s losses in the comparable prior year periods.

Liquidity and Capital Resources

Cash flow from operations for the nine months ended September 30, 2005, decreased $58,951 from the same time period in 2004, primarily due to increased professional fees associated with the environmental impact study for our Michigan development and general and administrative costs partially offset by a federal income tax refund received during the third quarter of 2005. Cash used in investing activities increased $346,931 from the same nine months period of last year primarily due to capitalizing advances of $254,434 to tribal governments during the nine months ended September 30, 2005. Developers of Indian gaming projects are typically expected to advance funds on behalf of tribes during the development process and before the gaming venture is approved and operational.

The Delaware joint venture is our sole source of recurring income and significant positive cash flow. Distributions from it to us are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011, provides that net cash flow (after certain deductions) is to be distributed monthly to its members. While we do not believe that this arrangement will adversely impact our liquidity, our continuing cash flow is dependent on the operating performance of this joint venture, and its ability to make monthly distributions.

Our future cash requirements will be primarily to fund the balance of development expenses for the Michigan, Nambe, Northern Cheyenne and other projects, and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the unavailability of funding sources would limit our development. Additional projects are considered based on their forecasted profitability, development period and ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. A majority of these costs are advances to the tribes and are reimbursable to us, as documented in our management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of Indian gaming developers.

A majority of the costs related to the Michigan project’s EIS have been incurred during the second and third quarters of 2005. Based on other similar cases, we anticipate that the Bureau of Indian Affairs (BIA) will issue its approval of the EIS during the first quarter of 2006. Before the BIA can take the land into trust for the project, the United States District Court for the District of D.C. must approve the EIS as well. Although there can be no guarantee of the timing of these rulings, we anticipate the court approval by the end of 2006 so as to begin construction of the casino immediately thereafter.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM. In 2002, RAM acquired a 50% interest in the California and Michigan joint ventures in exchange for providing a portion of the necessary funding for the development of related projects. Accordingly, RAM advanced us $2,381,260, which upon federal approval of the land fee-to-trust application and federal approval of the management agreement with the Michigan tribe, is partially convertible into a capital contribution to the Michigan joint venture. As of September 30, 2005, neither event has occurred. In May 2005, we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without requiring payment or penalty. As part of that agreement, RAM has subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms, and RAM has committed to fund a portion of Michigan development expenditures, previously absorbed and expensed by us, of up to $800,000, retroactive to January 1, 2005, which has significantly improved our cash flow since that date. RAM has paid $556,171 to date towards these Michigan development expenditures and currently owes $73,414 leaving $170,415 remaining of the $800,000 commitment.

In February 2005, we were named as the developer and manager of a gaming project to be developed by the Manuelito Chapter of Navajo Indians in New Mexico. In order to receive this designation, we entered into an agreement with NADACS, Inc., a New Mexico company, to pursue the project. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for future Navajo gaming facilities. We have submitted a form of management agreement for the Chapter’s consideration and approval by the Navajo Nation. This project is subject to the consent of the Navajo Nation and compliance with its yet to be created gaming commission rules and regulations, and approval by the National Indian Gaming Commission. As part of the agreements, we have committed to finance costs associated with the development and furtherance of this project. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

In May 2005, we entered into development and management agreements with the Northern Cheyenne Tribe of Montana for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300 seat bingo hall and restaurant. As part of the agreements, we have committed to finance costs associated with the development and furtherance of this project. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

In June 2005, we signed gaming development and management agreements with the Nambe Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the National Indian Gaming Commission for required approval. As part of the development agreement, we advanced $71,434 and have committed to finance costs associated with the development and furtherance of this project. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

We are pursuing reimbursement from the California tribe for expenses and damages and other relief of approximately $1.1 million which arose from the California tribe’s termination of its 1995 and

1997 development and management agreements. A favorable arbitration award was issued on February 16, 2005. In October, we reached an agreement in principle with the California tribe regarding payment of the award whereby the California tribe would pay the amount of the arbitration award upon the funding of its casino loan, which the tribe anticipates will happen by year-end. However, this agreement is preliminary and any final settlement is subject to the execution of a formal settlement document.

As part of the termination agreement of our Hard Rock licensing rights in Biloxi, Mississippi, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the recent devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, has been delayed indefinitely.

As of September 30, 2005, we had cumulative undeclared and unpaid dividends in the amount of $2,782,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. We do not presently plan to declare dividends until there is sufficient cash flow from operations. However, we are evaluating other alternatives to settle the dividends in arrears.

Quantitative and Qualitative Disclosures about Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding variable rate debt of approximately $2.4 million at September 30, 2005, is subject to variable interest rates, which averaged 6.4% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at September 30, 2005, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of September 30, 2005, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

California – On February 16, 2005, the American Arbitration Association arbitrator issued a ruling, which upheld the 1995 development agreement, granting us the exclusive right to develop, manage and operate any and all gaming activities engaged in by the California tribe for a period of seven years after the date that gaming commences. The ruling also gave us the right to lease from the California tribe a minimum of ten percent of the land which the California tribe acquired from the federal government for a term of 50 years, at an annual rental of $10 plus 15% of the net profits generated by any commercial, recreational, industrial or residential development. In addition, we were awarded the alternative of monetary damages plus attorney’s fees and other related costs, currently in the amount of approximately $1.1 million.

We have been approached by the California tribe with an offer of settlement of this award. We will continue to discuss a possible amicable resolution, however, the California Tribe may not agree with our terms for settlement. In the event that no settlement is reached, we will pursue legal action to enforce the arbitration award in the United States District Court pursuant to the Federal Arbitration Act, 9 U.S.C. (s)(s) 1 et seq. While an attempt at enforcement may be unsuccessful, we believe that we can recover the amounts carried on our balance sheet based upon the California tribe’s expressed intentions, the arbitration ruling in our favor, as well as our contractual rights. In October 2005, the Tribe agreed, along with the party providing financing for a gaming development of the Tribe, to pay the agreed amount due to us at the time the financing loan closes, which is anticipated to occur by December 31, 2005. However, this agreement is preliminary and any final settlement is subject to the execution of a formal settlement document.

Michigan – We have a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. A legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

The ruling of the United States District Court for the District of Columbia in the case of CETAC vs. Norton entered on April 23, 2004, required a reassessment of the environmental analysis of the Michigan project. A draft environmental impact statement has been prepared and the Bureau of Indian Affairs, as the lead agency for these purposes, held a public hearing to consider comments to the draft for August 24 in the Battle Creek, Michigan area. The period for public comment closed on October 4, 2005. The next step in the process is to prepare a final EIS based on comments received to the draft statement. We anticipate the issuance of a Record of Decision, or formal acceptance of the EIS in the first quarter of 2006. Prior to the land being taken into trust by the BIA for this project, the Court must approve the EIS as well. While there can be no guarantee of the timing of any of these rulings, we anticipate approval by the court by the end of 2006. We are awaiting the completion of the EIS process and the approval to take land into trust to begin construction of the casino, which we anticipate to commence immediately following receipt of required approvals.

Item 3.	Defaults upon Senior Securities

As of September 30, 2005, we had cumulative undeclared and unpaid dividends in the amount of $2,782,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The preferred stock’s class ranks prior to the Company’s common stock with regard to dividend and liquidation rights.

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

Date: November 14, 2005

FULL HOUSE RESORTS, INC.

By:	/s/ JAMES MEIER
James Meier Chief Financial Officer (on behalf of the Registrant and as principal financial officer)