Form 10KSB
period 2005-12-31
FULL HOUSE RESORTS INC
filed 2006-04-17
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-32583

FULL HOUSE RESORTS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	13-3391527
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4670 S. Fort Apache Rd., Suite 190, Las Vegas, Nevada 89147

(Address and zip code of principal executive offices)

(702) 221-7800

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.0001 per Share	American Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

State issuer’s revenues for its most recent fiscal year: $3,700,916.

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 31, 2006 was: $15,566,768.

The number of shares outstanding of registrant’s $.0001 par value common stock, as of March 19 2006, was 10,340,380 shares.

Documents Incorporated By Reference

The information required by Part III of this Form 10-KSB, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-KSB relates.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I

1. Description of Business.

BACKGROUND

Full House Resorts, Inc., a Delaware corporation, develops, manages and/or invests in gaming related opportunities. In May 1994, Lee Iacocca, who has been one of our directors since 1998, brought to us several opportunities to become involved in gaming projects, including one near Battle Creek, Michigan with the Nottawaseppi Huron Band of Potawatomi which we refer to as the Michigan tribe and a “racino” in Harrington, Delaware. As a result of these opportunities, we are currently a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway that manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has approximately 1,581 gaming devices, a 450-seat buffet, a 50-seat diner and an entertainment lounge area. In addition, through our 50%-owned Michigan joint venture, Gaming Entertainment Michigan, LLC, we and RAM Entertainment, Inc., a privately held investment company, have an agreement to develop and manage a gaming facility near Battle Creek, Michigan.

We also have agreements with the Nambe Pueblo tribe and the Northern Cheyenne Nation of Montana for the development and then management of gaming facilities in New Mexico and Montana. We have also been selected by the Manuelito Chapter of Navajo Indians to develop and manage gaming facilities near Gallup and are working with other Chapters of the Navajo Nation.

Project Currently Operating

Midway Slots and Simulcast—Harrington, Delaware

Midway Slots, which is owned by Harrington Raceway, Inc., commenced operations on August 20, 1996. Our Delaware joint venture provided over $11 million in financing, developed the project and acts as manager of the gaming facility under a 15-year contract. The facility was originally 35,000 square feet and opened with 500 gaming devices, a simulcast parlor and a small buffet. Following expansions in 1998 and 2000, the facility now includes a 450-seat buffet, a 50-seat diner, and an entertainment lounge area and accommodates 1,581 gaming devices.

In March 2006, we announced a substantial expansion and renovation of Midway Slots with an increase of 66,630 square feet to the existing 75,128 square feet and an increase to 2,000 slot machines together with remodeling and expansion of the food and beverage and related amenities. During 2005 we were successful in increasing our market share.

Midway Slots is located in Harrington, Delaware on Route 13, approximately 20 miles south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. and is one of three gaming facilities operating in Delaware. The closest competing casino is in Dover and operates 2,000 devices, until recently, the maximum number allowed in Delaware. In February 2006, the law was changed to allow up to 4,000 gaming devices at each of the three authorized locations in Delaware. The third facility is approximately 60 miles north of Harrington. Under the management agreement, which expires in 2011, the joint venture receives a percentage of gross revenues and operating profits as a management fee, subject to an annual cap.

In November 2002, Maryland elected a governor supporting some type of gaming legalization. Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have a negative impact on our facility. The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities. Maryland’s legislature remains deadlocked over approval of slot machines. After three consecutive legislative sessions at which a bill to approve some form of slot machine gambling was introduced but not passed in the Maryland legislature, this past year saw no further movement toward authorizing slot machines in Maryland.

In 2004, the Pennsylvania legislature passed a law authorizing gambling. Included in the authorized types of games are slot machines similar to those operated in Delaware. In 2005, the Pennsylvania Gaming Control Board accepted applications for licensure of operators and gaming equipment suppliers. It is not expected that gaming operations in Pennsylvania will begin before the second half of 2007. Harrington Raceway is located the furthest South of the three authorized gaming locations in Delaware and does not attract a substantial patronage from Pennsylvania. We do not anticipate that the commencement of gaming operations in Pennsylvania will have a material adverse effect on our operations.

Agreement to Acquire Casino

On April 6, 2006, we entered into a stock purchase agreement with James R. Peters, Trustee of the James R Peters Family Trust, under which we will acquire all of the outstanding shares of Stockman’s Casino, Inc. for $25.5 million. An adjustment to the purchase price could occur if the operation exceeds certain financial targets during the 12 months prior to closing. We expect the closing of the transaction to occur later this year, subject to the receipt of all regulatory approvals and conditioned upon financing. We expect to finance the transaction with a combination of debt and equity.

Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada, located about one hour East of Reno. Fallon is the location of Naval Air Station Fallon, the home of the Naval Strike and Air Warfare Center. Stockman’s Casino is completing a renovation, which will result in almost 8,400 square feet of gaming space with approximately 280 gaming machines, 4 table games and a keno game. The casino has a bar, a fine dining restaurant and a popular coffee shop. The Holiday Inn Express has 98 guest rooms, indoor and outdoor swimming pools, a sauna, fitness club, meeting room and business center.

Projects in Development

Nottawaseppi Huron Band of Potawatomi—Battle Creek, Michigan

Our 50%-owned Michigan joint venture entered into a series of agreements in January 1995 with the Michigan tribe to develop and manage gaming and non-gaming commercial opportunities on reservation lands in south central Michigan. If developed, the facility will target potential customers in the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as the Ft. Wayne, Indiana area.

The Michigan tribe achieved final federal recognition as a tribe in April 1996 and obtained a Gaming Compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998, along with compacts for three other tribes.

A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos in Ingham County Circuit Court. The lawsuit challenged the constitutionality of the approval process of these gaming compacts. On January 18, 2000, the court ruled that the compacts must be approved by a legislative bill rather than by resolution. The State of Michigan filed an appeal to the Michigan Court of Appeals on February 4, 2000. We joined in the appeal filing as an intervening defendant. On November 12, 2002, the Michigan Court of Appeals unanimously overturned the lower court decision; ruling that the compacts were valid. The plaintiff filed an appeal with the Michigan Supreme Court on December 3, 2002. On July 30, 2004 the Michigan Supreme Court ruled that the Michigan Legislature did not violate the state constitution when it approved four tribal casino compacts in 1998 by a resolution. The Supreme Court ruling upholds the 2002 ruling by the Michigan Court of Appeals. This ruling removes the objection to the Tribal-State Compact between the Michigan tribe and the State of Michigan to allow Class III casino gaming at the proposed site near Battle Creek. On October 28, 2004, the plaintiff filed a petition for certiorari asking the U.S. Supreme Court to hear its appeal of the Michigan Supreme Court’s ruling approving the compacts. In February 2005, the United States Supreme Court denied, without comment, the petition, upholding the validity of four tribal-state gaming compacts entered into with the State of Michigan and ending the appeal.

In December 1999, the management agreements with the Michigan tribe, along with the required licensing applications were submitted to the National Indian Gaming Commission, which we refer to as the NIGC. We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Michigan tribe, have incorporated all the appropriate changes.

Also in December 1999, the Michigan tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the federal Bureau of Indian Affairs, which we refer to as the BIA. The parties selected a parcel of land for the gaming enterprise, which was purchased in September 2003, and completed a Fee-to-Trust application that was submitted to the BIA in February 2002. On August 9, 2002, the United States Department of Interior issued its notice to take the land into trust for the benefit of the tribe. On August 30, 2002 Citizens Exposing Truth About Casinos filed a complaint in United States District Court for the District of Columbia, seeking to prevent this land from being taken into trust. On April 23, 2004, the U.S. District Court rejected all of the plaintiff’s arguments except it found that the environmental assessment was insufficient and entered an injunction prohibiting the BIA from taking the land into trust until a more complete environmental analysis was done. A scoping meeting was held by the BIA on July 28, 2004, as the first public step in the environmental review process. The purpose of this meeting was to allow public comment to determine the scope of an environmental impact study to be conducted for the project site. The BIA approved the retention of a consultant to conduct the environmental study. A draft environmental impact statement was issued in August 2005, and a second public hearing occurred to receive comment on the draft. Based upon that public comment, the consultant, on behalf of the BIA, is drafting a final environmental impact statement which we expect to issue in the second quarter of 2006. The BIA will then issue a record of decision as the final agency action. This will allow us to return to the district court seeking to remove the injunction. If successful in court, the BIA will be free to take the land into trust, as it commenced in 2002, which is the final step in utilizing the parcel for gaming. We are awaiting the completion of this process to begin final planning, financing and construction on the Michigan project.

Our joint venture has the exclusive right to arrange the financing and provide casino management expertise to the Michigan tribe in exchange for 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. If the project is developed, a third party will be paid a royalty fee equating to 15% of management fees in lieu of its original ownership interest in earlier contracts with the Michigan tribe.

In February 2002, following our acquisition of our then partner’s interest in the Michigan project, we entered into an agreement with RAM Entertainment, LLC, a privately held investment company, whereby RAM was admitted as a 50% member in our Michigan and California joint ventures in exchange for providing a portion of the necessary funding for the development of the projects. Accordingly, RAM loaned us $2,381,260, which we used to retire an outstanding loan. RAM has the right, and we expect that the loan will be converted into a $2,000,000 capital contribution and a $381,260 short-term loan to the Michigan venture, once our management contracts receive regulatory approval, and the gaming site is taken into trust for the Michigan tribe. As of December 31, 2005, these contingencies had not occurred. On May 31 2005, we entered into an agreement with RAM to modify certain terms of the investor agreement. The parties agreed that RAM would advance one-half of the continuing development expenses for the Michigan project up to a maximum of $800,000, to extend the maturity date of the loan to July 1, 2007 with further extensions at its option, to allow interest on the loan to accrue without payment and to modify certain other terms of the agreement concerning repayment from the gaming operations. As of March 15, 2006, $800,000 has been advanced by RAM.

The closest competition to the proposed Michigan project is located in Detroit, approximately 100 miles from the Battle Creek area. We do not believe that these gaming facilities in Detroit will have a material adverse impact on the proposed Michigan project. In addition, the BIA recently took land into trust for the benefit of the Pokagon Band of Potawatomi Indians casino project in the New Buffalo, Michigan area, approximately 100 miles south of the Huron location. This project is not expected to open until late 2007. The impact of this competing casino, cannot be estimated at this time.

Nambe Pueblo Indian Tribe – Santa Fe, New Mexico

In April 2004, the Nambe Pueblo tribe signed a letter of intent to negotiate a management agreement with Full House Resorts for a proposed casino to be built approximately 15 miles north of Santa Fe, New Mexico. On October 3, 2004, the tribe passed a referendum which approved development of the casino. On January 26, 2005, the Tribal Council voted to select Full House as the developer and manager of the tribe’s casino project. Full House and the tribe entered into a development and management agreement, which has been submitted for approval by the NIGC in accordance with federal law. The master plan of economic development includes a full-scale casino with other amenities to follow. In order to approve the management agreement, the NIGC must comply with the National Environmental Policy Act, which we refer to as NEPA. We have commenced an environmental assessment of the location to analyze the impact of the development project on the natural and human environment. We anticipate completing the environmental assessment during the first half of 2006 and expect that the NIGC will adopt its findings.

Northern Cheyenne Tribe – Decker, Montana

On March 7, 2005, we signed a letter of intent with the Northern Cheyenne tribe of Montana to explore gaming and other economic development. On May 26, 2005, we signed a gaming management agreement and related agreements for the development and management of a site held in trust for the tribe in the Tongue River Reservoir area. Plans are for a 25,000 square foot facility housing 250 gaming devices and related amenities. We have commenced the environmental review to comply with the NEPA in conjunction with the NIGC approval of the management agreement. The tribe is also holding discussions with the Governor of Montana to extend and expand the gaming compact existing with the State of Montana.

Navajo Nation – New Mexico

On February 20, 2005, the Manuelito Chapter of Navajo Indians selected us to develop and manage a gaming facility near Gallup, New Mexico. We have also been in discussions with other Chapters of Navajo Indians to develop and manage other gaming facilities. Each of these development projects requires the approval and consent of the Navajo Nation. The Navajo Nation has created a gaming office and retained the services of an executive director for that office. The Navajo Nation must still determine where gaming will be authorized and by which Chapters. In addition, other issues related to gaming are to be decided by the Navajo Nation.

Discontinued Projects

Torres Martinez Band of Desert Cahuilla Indians—Thermal, California

In April 1995, our 50%-owned California subsidiary entered into a gaming and development agreement and a gaming management agreement with the Torrez Martinez Band of Desert Cahuilla Indians, which was amended in 1997. These agreements gave the subsidiary certain rights to develop, manage, and operate gaming activities for the Torres Martinez Band and the right to receive a defined percentage of the net revenues from gaming activities as a management fee, subject to our obligation to arrange or provide financing for the development. Since 1995, we incurred approximately $1 million in costs on the Torres Martinez Band’s behalf that were expensed as incurred.

In August 2001, we received a notice from the Torres Martinez Band purporting to sever our contractual relationship. Pursuant to the agreement, we demanded arbitration and in February 2005, our contract rights were upheld. Alternatively at our discretion, the arbitrator awarded monetary damages of $838,686 plus attorneys fees of approximately $200,000 and related court costs of approximately $25,000. During 2005, through legal counsel, we conducted several discussions with the tribe which resulted in an agreement whereby the tribe would pay us $1,050,897 in exchange for a full and release of all claims. On December 20, 2005, we received the payment and signed a mutual release and satisfaction of all claims.

Hard Rock Casino, Biloxi, Mississippi

In November 2002, we entered into a termination agreement with Hard Rock Café International with respect to licensing the rights to develop a Hard Rock Café-themed casino and hotel in Biloxi, Mississippi. We received $100,000 in exchange for relinquishing any right we had to prevent Hard Rock from entering into any other licensing agreements in Mississippi prior to the original contract termination date of November 20, 2003, and we also sold the land we previously acquired in connection with the proposed development. Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period for annual fees of $100,000 or 10% of the licensing fees, whichever is greater. During 2003 and within the one-year period, Hard Rock executed a new licensing agreement. Our consulting fees become payable upon opening of the facility. The casino was scheduled to open on September 1, 2005. On August 29, 2005, Hurricane Katrina devastated the Mississippi Gulf Coast, causing substantial damage to the Hard Rock Casino facility. The fate of the facility is uncertain and we may not receive any additional fees from that licensing agreement.

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

Once obtained, licenses, permits, and approvals must be renewed from time to time and generally are not transferable. Regulatory authorities may at any time revoke, suspend, condition, limit, or restrict a license for reasonable cause. License holders may be fined and in some jurisdictions and under certain circumstances gaming operation revenues can be forfeited. We may be unable to obtain any licenses, permits, or approvals, or if obtained, they may not be renewed or may be revoked in the future. In addition, a rejection or termination of a license, permit, or approval in one jurisdiction may have a negative effect in other jurisdictions. Some jurisdictions require gaming operators licensed in that state to receive their permission before conducting gaming in other jurisdictions.

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

Delaware Regulatory Matters. As the owner of at least 10% of the management company operating video lottery machine in Delaware, we are subject to approval under the Delaware Video Lottery Code in order for our Delaware joint venture to maintain its license to manage the video lottery location of Midway Slots at Harrington Raceway. That law authorized the ownership and operation of video lottery machines, as defined in the law and commonly known as slot machines, by the State Lottery Office through certain licensed agents, including our Delaware joint venture.

The lottery director has discretion to adopt such rules and regulations as the lottery director deems necessary or desirable for the efficient and economical operation and administration of the system, including:

•	type and number of games permitted,

•	pricing of games,

•	numbers and sizes of prizes,

•	manner of payment,

•	value of bills, coins or tokens needed to play,

•	requirements for licensing agents and service providers,

•	standards for advertising, marketing and promotional materials used by licensed agents,

•	procedures for accounting and reporting,

•	registration, kind, type, number and location of video lottery (slot) machines on a licensed agent’s premises,

•	security arrangements for the video lottery system, and

•	reporting and auditing of financial information of licensed agents.

There are continuing licensure requirements for all officers, directors, key employees and persons who own directly or indirectly 10% or more of a licensed agent, which licensure requirements shall include the satisfaction of such security, fitness and background standards as the lottery director may deem necessary relating to competence, honesty and integrity, such that a person’s reputation, habits and associations do not pose a threat to the public interest of the State or to the reputation of or effective regulation and control of the video lottery; it being specifically understood that any person convicted of any felony, a crime involving gambling, or a crime of moral turpitude within 10 years prior to applying for a license or at any time thereafter shall be deemed unfit.

The lottery director may revoke or suspend the license of a licensed agent for “cause.” “Cause” is broadly defined and could potentially include falsifying any application for license or report required by the rules and regulations, the failure to report any information required by the rules and regulations, the material violation of any rules and regulations promulgated by the lottery director or any conduct by the licensee which undermines the public confidence in the video lottery system or serves the interest of organized gambling or crime and criminals in any manner. A license may be revoked for an unintentional violation of any federal, state or local law, rule or regulation provided that the violation is not cured within a reasonable time as determined by the lottery director. A hearing officer’s decision revoking or suspending the license shall be appealable to the Delaware Superior Court under the provisions of the Administrative Procedures Act. All existing or new officers, directors, key employees and owners of a licensed agent are subject to background investigation. Failure to satisfy the background investigation may constitute cause for suspension or revocation of the license.

The license of our Delaware joint venture may also be revoked or suspended in the event that we do not maintain our approval to own at least 10% of the joint venture. The same standard of “Cause” defined above applies to our approval. Currently, our officers have filed the required application forms and have been found suitable by the Delaware State Police, which is empowered to conduct the security, fitness and background checks required by the lottery director.

Indian Gaming. Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, which we refer to as the Regulatory Act, is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations.

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

The Regulatory Act also regulates Indian gaming and management contracts. The NIGC must approve management contracts and collateral agreements, including agreements like promissory notes, loan agreements and security agreements. A management contract can be approved only after determining that the contract provides for:

•	adequate accounting procedures and verifiable financial reports, copies of which must be furnished to the tribe;

•	tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income;

•	minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs;

•	a ceiling on the repayment of such development and construction costs; and

•	a contract term not exceeding five years and a management fee not exceeding 30% of profits and a determination by the Chairman of the NIGC that the fee is reasonable considering the circumstances; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term.

Under the Regulatory Act, we must provide the NIGC with background information, including financial statements and gaming experience, on:

•	each person with management responsibility for a management contract;

•	each of our directors; and

•	the ten persons who have the greatest direct or indirect financial interest in a management contract to which we are a party.

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

Tribal-State Compacts have been litigated in several states, including Michigan. In addition, many bills have been introduced in Congress that would amend the Regulatory Act. If the Regulatory Act were amended, the governmental structure and requirements by which Indian tribes may perform gaming could be significantly changed, which could have an impact on our future operations and development of tribal gaming opportunities.

Costs and effects of compliance with Environmental Laws

In order to have land taken into trust or otherwise be approved for use by an Indian tribe for gaming purposes by the BIA, as a federal agency, the NIGC is required to comply with the NEPA. Likewise, in order for the NIGC to approve a management contract for us to manage an Indian gaming casino as required by the Indian

Gaming Regulatory Act, the NIGC, as a federal agency, is required to comply with NEPA. For these purposes NEPA requires a federal agency to consider the effect on the human, physical and natural environment of a development project as part of its approval process. Compliance with NEPA begins with the conducting of an environmental assessment, which considers the factors identified in NEPA, as implemented by the Council on Environmental Quality, and determines whether the development will cause a significant impact on the environment. If not, the federal agency may issue a finding of no significant impact. If the federal agency determines the development project may cause a significant impact on the environment, it will conduct a further study resulting in an environmental impact statement, which considers all impacts on the environment and what can be done to mitigate those impacts. Since this constitutes action by a federal agency, any of these determinations can be the subject of litigation as was commenced by Citizens Exposing the Truth About Casinos, which we have reported.

As reported, an environmental impact statement is being prepared by the BIA reviewing the impacts caused by the proposed Nottawaseppi Huron Band of Potawatomi casino project. This effort is conducted by environmental engineers and those in related fields whose services are compensated by the proponent of the project. In this case, pursuant to our agreement with the Huron Potawatomi, we are advancing these costs subject to the tribe’s agreement to reimburse these and other costs related to the development project from the proceeds of the casino once open. We anticipate that the environmental impact statement will be finalized and issued by the BIA sometime in the first half of 2006.

During 2005, we also funded the conducting and preparation of environmental assessments related to the casino development project for the Nambe Pueblo and for the Northern Cheyenne tribe. The environmental assessment related to the Nambe Pueblo is on behalf of the NIGC in conjunction with its required approval of the management agreement between us and the Pueblo. The environmental assessment related to the Northern Cheyenne tribe is on behalf of the BIA in conjunction with its approval of the land chosen by the tribe for its casino site for use for gaming. We anticipate both environmental assessments to be completed during 2006. As stated above, the result of an environmental assessment can be a determination of a finding of no significant impact or the requirement that an environmental impact statement be prepared. While we are unable to predict the determination to be made by each agency, to date we have no reason to believe that there are significant impacts to the environment caused by either of these development projects.

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

In Michigan, there are three gaming facilities operating in Detroit and numerous other Indian casinos. The closest competitor to our location is approximately 100 miles away in Detroit and offers approximately 2,500 gaming devices and 100 table games. We do not believe that these gaming facilities in Detroit will have a material adverse impact on the proposed Michigan project. In addition, the BIA recently took land into trust for the benefit of the Pokagon Band of Potawatomi Indians casino project in the New Buffalo, Michigan area, approximately 100 miles south of the Huron location. This project is not expected to open until late 2007. The impact of this competing casino cannot be estimated at this time.

Midway Slots is one of three facilities currently operating in Delaware. In addition, Maryland elected a governor supporting some type of gaming legalization. Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have a negative impact on our facility. The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities. After three consecutive legislative sessions at which a bill to approve some form of slot machine gambling had been introduced and defeated, there is no certainty about gaming’s future in Maryland.

In 2004, the Pennsylvania legislature approved gaming to be held at racetracks, selected stand-alone facilities and selected resort hotel sites. The Pennsylvania Gaming Control Board has just completed accepting license applications from operators to be used in a competitive bidding process and from gaming equipment suppliers. Midway Slots is the furthest South of the three racetrack slot operations in Delaware. A material portion of the market does not include residents of Pennsylvania.

Additionally, we are in constant competition with other companies in the industry to acquire other legal gaming sites and for opportunities to manage casinos on Indian land. Many of our competitors are larger in terms of potential resources and personnel. Competition in the gaming industry could adversely affect our ability to attract customers and thus, adversely affect future operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from our managed casinos to competitors in those jurisdictions.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

In addition to factors discussed elsewhere in this Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of Full House.

The gaming industry is highly regulated. Gaming facility ownership, management and operation is subject to many federal, state, provincial, tribal and/or local laws, regulations, and ordinances which are administered by particular regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances are different in each jurisdiction but generally deal with the responsibility, financial stability and character of the owners and managers of gaming operations and persons financially interested or involved in gaming operations. Change in these laws, regulations or ordinances could adversely affect our future performance.

We will need additional capital to pursue gaming opportunities. We believe we have enough revenue to finance present operations. However, we will need substantial additional funding to pursue gaming opportunities in Michigan, New Mexico, Montana and elsewhere, which may not be available at acceptable terms. If we obtain such financing, any additional equity financings may be dilutive to shareholders, and any debt financing may involve additional restrictions. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our planned expansion and development goals, and might require us to cease operations entirely.

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

Our management contracts are of limited duration. We are prohibited by law from having an ownership interest in any casino we manage for Indian tribes. Management contracts with Indian tribes may not be longer than seven years. Our management contract for Midway Slots, which is currently our sole source of income, ends in August 2011. If a management contract is not renewed we will lose the revenues from such contract which would have a negative effect on our results of operations.

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

We have limited recourses against tribal assets. Development of our gaming opportunities will require us to make substantial loans to tribes for the construction, development, equipment and operations. Our only recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from prospective casino operations.

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

EMPLOYEES

As of March 1, 2006, we had eight full time employees, three of whom are executive officers and an additional two are senior management. Our Delaware joint venture has approximately 478 full time employees, and management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

2. Description of Property.

Our Michigan joint venture owns an eighty-acre parcel of land outside Battle Creek, Michigan which is intended to be a future gaming development site for the Michigan project.

Full House Resorts owns a twelve-acre parcel in McKinley county, New Mexico which is intended to be a future gaming development site for the Manuelito project.

3. Legal Proceedings.

None

4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter.

PART II

5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock was listed by The Nasdaq SmallCap Market under the symbol FHRI until April 17, 2001. Thereafter, the stock began trading on the OTC Bulletin Board. On July 28, 2005, our stock began trading on the American Stock Exchange under the symbol FLL. Set forth below are the high and low sales prices of the common stock as reported on the OTC Bulletin Board and the American Stock Exchange for the periods indicated:

	High	Low
Year Ended December 31, 2005

First Quarter	$4.25	$0.50
Second Quarter	4.10	2.63
Third Quarter	4.99	3.40
Fourth Quarter	4.19	2.55

Year Ended December 31, 2004

First Quarter	$1.00	$0.62
Second Quarter	0.97	0.75
Third Quarter	1.10	0.70
Fourth Quarter	0.92	0.56

The OTC Bulletin quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 31, 2006, the last sale price of the Common Stock as reported by the American Stock Exchange was $3.25.

(b) Holders

As of December 31, 2005, we had approximately 142 holders of record of our common stock. We believe that there are over 800 beneficial owners.

(c) Dividends

We have never paid dividends on our common stock or preferred stock. Holders of common stock are entitled to receive such dividends as may be declared by the board of directors out of funds legally available.

Holders of our Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the board of directors out of funds legally available in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. We have not declared or paid the accrued dividends on our preferred stock which were payable since issuance, totaling $2,835,000 and, accordingly, are in default in regard thereto.

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

(d) Securities authorized for issuance under equity compensation plans

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) which were approved by our stockholders and under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
575,000	$2.88	None

6. Management’s Discussion and Analysis or Plan of Operation.

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

Overview

Our revenues during 2005 and 2004 were derived solely from our Delaware joint venture, as we have been unable to proceed with development of our Michigan project until an environmental impact study is completed, and certain litigation is resolved in our favor. With new management in place as of March 2004, we refocused our efforts to identify additional development and management opportunities. During 2005, we entered into agreements with the Nambe Pueblo of New Mexico and the Northern Cheyenne tribe of Montana to develop and manage gaming casinos for each. Each agreement is subject to approval by the National Indian Gaming Commission and the project site must approved for gaming by appropriate officials in the Department of the Interior. The proposed site for the Nambe Pueblo project is land adjacent to the Pueblo and is considered suitable for gaming pursuant to the Regulatory Act. The proposed site for the Northern Cheyenne project is on land which must be approved by the Secretary of the Interior in conjunction with the Governor of Montana pursuant to a process set forth in the Regulatory Act .. While we may not be able to obtain all of the required approvals, we have no reason to believe that each of the management agreements will not be approved or that there will be any objection to the Nambe site. However, legislative bills were introduced into committee in both the Senate and House of Representatives which, if passed into law in their current form, would impact the ability of the Northern Cheyenne tribe to use its chosen site for gaming. We cannot predict the precise effect as both bills remain in committee and are subject to change. In fact neither bill may be passed by Congress or signed into law by the President.

In addition, during 2005, we were chosen by the Manuelito Chapter of the Navajo Nation as its designated gaming developer and manager. We have also been in discussions with other Chapters of the Navajo Nation concerning development and management of gaming casinos. Several determinations must be made by the Tribal Council of the Navajo Nation before gaming can be developed on tribal lands, including whether the Nation or individual Chapters will conduct gaming, where gaming casinos will be located and which management contractors may be approved.

Critical Accounting Estimates and Policies

As discussed below and in notes 2 and 3 to our consolidated financial statements, effective for 2005, we retroactively changed our accounting for advances made to the tribes. The estimated fair value of such advances is now accounted for as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes).

Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact and project specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets is contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed and then evaluate the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets. In most cases, we engage independent experts to prepare market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

Accounting for long-term assets related to Indian casino projects

We evaluate the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian casino project. This process includes (1) determining the financial feasibility of the project assuming the project is built, (2) assessing the likelihood that the project will receive the necessary regulatory approvals and funding for construction and operations to commence, and (3) estimating the expected timing of the various elements of the project including commencement of operations. When we enter into a service or lending arrangement, management has concluded that the probable future economic benefit is sufficient to compensate us for our efforts in relation to the perceived financial risks. No asset, including notes receivable or contract rights, related to an Indian casino project is recorded on our books unless it is considered probable that the project will be built and result in an economic benefit sufficient for us to recover the asset.

In initially determining the financial feasibility of the project, we analyze the proposed facilities and their location in relation to market conditions, including customer demographics and existing and proposed competition for the project. Typically, independent consultants are also hired to prepare market and financial feasibility reports. These reports are updated periodically as conditions change.

We also consider the status of the regulatory approval process including whether:

(1)	the BIA recognizes the tribe,

(2)	the tribe has the right to acquire land to be used as a casino site,

(3)	the Department of the Interior has put the land into trust as a casino site,

(4)	the tribe has a gaming compact with the state government,

(5)	the National Indian Gaming Commission has approved a proposed management agreement, and

(6)	other legal or political obstacles exist or are likely to occur.

The development phase of each relationship commences with the signing of the respective agreements and continues until the casinos open for business. Thereafter, the management phase of the relationship, governed by the management contract, continues for a period of up to seven years. We make advances to the tribes, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the advances and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract, we typically earn a management fee calculated as a percentage of the net operating income of the gaming facility. In addition, repayment of the loans and the manager’s fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:

•	a certain minimum monthly priority payment to the tribe

•	repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon

•	repayment of various debt with interest accrued thereon due to us

•	management fee to us

•	other obligations, and

•	the remaining funds distributed to the tribe.

Notes receivable. We have historically accounted for our notes and advances receivable from and management contracts with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as either an intangible asset, contract rights, or expensed as period costs of retaining such rights if the rights were acquired in a separate unbundled transaction.

Subsequent to its effective initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using typical market discount rates for prospective Indian casino operations, as affected by project-specific circumstances such as estimated probabilities affecting the expected opening date and changes in the status of regulatory approvals which include whether (1) the Bureau of Indian Affairs recognizes the tribe, (2) the tribe has the right to acquire land to be used as a casino site, (3) the Department of the Interior has put the land into trust as a casino site, (3) the tribe has a gaming compact with the state government, (4) the National Indian Gaming Commission has approved a proposed management agreement, and (5) other legal or political obstacles exist or are likely to occur. The notes receivable are not adjusted to an estimated fair value that exceeds the face value of the note plus accrued interest, if any. No interest income is recognized during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations.

Upon opening of the casino, the difference, if any, between the then recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments impairment pursuant to Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan,” and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.

Contract rights. Intangible assets related to the acquisition of the management contracts are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis and amortized using the straight-line method over the lesser of seven years or contractual lives of the agreements, typically beginning upon commencement of casino operations. In the event the carrying value of the intangible assets were to exceed the undiscounted cash flow, the difference between the estimated fair value and carrying value of the assets would be charged to operations.

Summary of assets related to Indian casino projects. Assets associated with Indian casino projects at December 31, 2005 and 2004 totaled $13,345,113 and $11,910,596, respectively. Of such amounts $12,915,011 and $11,885,596 related to a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan. Before the issuance of our 2004 10KSB, we learned that the United States Supreme Court had upheld the validity of tribal-state gaming compact with the State of Michigan, which resulted in a reduction of our estimated time table for opening the casino from 4 to 3 years. There have been no other significant subsequent developments. To recap the current status of the project:

(1)	the tribe is federally recognized,

(2)	adequate land for the proposed casino resort has not been placed in trust pending the outcome of item 5 below,

(3)	the tribe has a valid gaming compact with the State of Michigan,

(4)	the National Indian Gaming Commission has not yet approved the management contract, and

(5)	the Bureau of Indian affairs is expected to issue a final environmental impact statement during the first half of 2006.

Selected key assumptions used to estimate the fair value of the notes receivable at December 31, 2005 and 2004 include (1) the estimated number of years until the casino opens (three at both dates), (2) discount rate (22.5% at both dates), and (3) the face amount of the notes of $8,577,979 and $6,516,337, respectively. It is estimated that the stated interest rate (prime plus 5%) during the loan repayment term will be commensurate with the inherent risk at that time.

Factors that we consider in arriving at a discount rate include (1) discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and (2) discount rates produced by the widely accepted Capital Asset Pricing Model, or CAPM, using the following key assumptions:

•	S&P 500, 10 and 15-year average benchmark investment returns (medium-term horizon risk premiums);

•	Risk-free investment return equal to the 10-year average for 90-day Treasury Bills;

•	Investment beta factor equal to the unleveraged five-year average for the hotel and gaming industry; and

•	Project specific adjustments based on typical size premiums for “micro-cap” and “low-cap” companies using 10 and 15-year averages.

Management believes that, under the circumstances, essentially three critical dates and events impact the project specific discount rate adjustment when using CAPM: (1) the date that management completes its feasibility assessment and decides to invest in the opportunity; (2) the date when construction financing has been obtained after all legal obstacles have been removed; and (3) the date that operations commence.

At December 31, 2005, the sensitivity of changes in the assumptions related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

•	Discount rate increases to 25%	$ (237,491)
•	Discount rate decreases to 20%	257,696
•	Forecasted opening date delayed one year	(741,751)
•	Forecasted opening date accelerated one year	908,647

Amortization of gaming and contract rights is, or is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. Accordingly, we have extended the amortization period in 2004 and 2005 to reflect the revised anticipated opening date for the Michigan casino. These gaming and contract rights are held by Full House and are to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they are not part of the calculation of the minority interests in the subsidiaries.

In accordance with FIN 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), we evaluated our joint ventures in a prior year including our 50% ownership interest in our Michigan venture. Due to our current financing arrangement, we believe we are exposed to the majority of risk of economic loss from its activities. In addition, we believe that it is a variable interest entity as defined in FIN 46(R) and accordingly, we concluded that it should be consolidated into our financial statements. We adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R). Since the Michigan venture was previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, or SFAS 123R. SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. The provisions of SFAS 123R are to be effective for us beginning January 1 2006. Since all employee options outstanding at December 31, 2005, are fully vested, there will be no effect of applying the new standard on future periods with respect to such options currently outstanding. We cannot predict the effect, if any, of the new standard on the accounting for future option grants, none of which have been approved to date.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principles, is effective in the fiscal year beginning after December 15, 2005, but may be adopted early under certain circumstances. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 (as restated)

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the Delaware joint venture was $3,700,916 in 2005, an increase of $114,756, or 3% compared to 2004. The increase is due to an expansion of the facilities, the addition of 140 gaming machines and extended operating hours in the second quarter of 2005. This was partially offset by an increase to the estimated management fee rebate of $33,632 in the first quarter of 2005. Rebate provisions call for the Delaware joint venture to repay 50% of management fees received in excess of $7,000,000. The estimated rebate is accrued throughout the fiscal year.

Project Development Costs. Project development costs increased by $457,069, or 59% over the prior year, due mainly to increased professional fees associated with the environmental impact study for the Michigan development as required by the court in which the litigation relating to taking the land into trust is pending. The increase in environmental impact study-related costs is the result of engaging legal counsel and other professionals for environmental litigation issues.

General and Administrative Expenses. General and administrative expenses increased by $689,715, or 42%, from 2004 partially due to an increase of $355,142 in payroll related to new development projects and additional staff. We have added executive staff in an effort to plan and program our projects so that development and construction can be expedited once the required approvals are obtained. The remaining increase is largely attributable to director’s fees of $130,000, increased business travel of $99,763, American Stock Exchange listing fees of $50,000 and other overhead costs resulting from researching and identifying new business opportunities.

Depreciation and Amortization. Depreciation and amortization decreased by $25,296 primarily due to the $16,650 reduction in amortization expense as a result of a prospective increase in the estimated used to amortize Michigan gaming contract. The remaining difference was due to the disposal of the California gaming rights.

Unrealized Gain on Notes Receivable Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects, as discussed in more detail in “Critical Accounting Estimates and Policies” above. The decrease in unrealized gains of $398,859, or 76%, from 2004 is primarily due to favorable court rulings related to the Michigan project in 2004 that caused us to revise the estimated timetable for opening the project from four years to three years.

Arbitration Award, Net. The arbitration award is the reimbursement and damages resulting from a favorable arbitration ruling regarding terminated development and management agreements entered into in 1995 and 1997 in connection with the now terminated project in California. The settlement income of $1,050,898 was partially offset by the write-off of the related remaining net gaming rights of $103,287 and advances of $25,000 related to the terminated California project.

Interest and Other Income. The increase of $50,763, or 514%, is due to investing cash at a higher interest rate than in the prior year.

Interest expense. The increase of $40,122, or 37%, is due to the increase in prime rate during 2005 compared to 2004 which affects our variable-rate note payable.

Income Taxes. The effective tax rate reflects Delaware state taxes on joint venture earnings determined on a separate return basis, combined with the statutory federal income tax adjusted for non-deductible expenses. Tax returns for 2001, 2002 and 2003 were amended in 2005 to adjust contract rights amortization and to properly characterize the 2003 tax loss on the sale of Mississippi property, resulting in a tax refund in 2005.

Non-controlling Interest in Loss of Consolidated Joint Venture. RAM Entertainment, LLC, a privately held investment company, has a 50% non-controlling interest in our Michigan consolidated Michigan joint venture. The joint venture’s losses are the result of funding development costs associated with the Michigan project. Since RAM did not fund any expenses of the joint venture prior to 2005, there was no non-controlling interest in the consolidated investee’s losses reported in the comparable prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our operating cash flows are closely related to our income from our Delaware joint venture. Cash flow from operations in 2005 increased $1,308,188, or 123%, over 2004 due mainly to the arbitration award related to our now terminated project in California. At December 31, 2005, we had cash on deposit of $3,275,270. Cash used in investing activities increased $1,023,218, or 190%, from 2004 due to the increased advances to tribal governments. Developers of Indian gaming projects are typically expected to advance funds on behalf of tribes during the development process and before the gaming venture is approved and operational. Investing activities also included the purchase of land and gaming rights related to the Manuelito Chapter of the Navajo tribe. There were no financing activities in either period.

The Delaware joint venture is currently our sole source of recurring income and significant positive cash flow. Distributions are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011, provides that net cash flow (after certain deductions) is to be distributed monthly to us and our joint venture partner. Our continuing cash flow is dependent on the operating performance of this joint venture, and its ability to make monthly distributions.

Our future cash requirements will be primarily to fund the balance of development expenses for the Michigan, Nambe, Northern Cheyenne and other projects, and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development. Additional projects are considered based on their forecasted profitability, development period and ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. A majority of these costs are advances to the tribes and are reimbursable to us, as documented in our management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of Indian gaming developers.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, the owner of a 50% interest in our Michigan joint venture, in exchange for funding a portion of the development costs. RAM advanced $2,381,260 to us, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. As of December 31, 2005, these contingencies had not occurred and we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without requiring payment or penalty. As part of that agreement, RAM subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms, and committed to fund a portion of Michigan development expenditures, previously absorbed and expensed by us, of up to $800,000, retroactive to January 1, 2005. As of March 16, 2006, RAM has paid $800,000 towards these Michigan development expenditures.

If RAM were to exercise its conversion option, $2.0 million would be converted to a capital contribution to the Michigan joint venture, and the balance of approximately $381,260, plus any unpaid interest would remain as debt. As stipulated in our agreements, development costs would be initially financed by RAM if not financed by another source. We may pursue financing sources to buy out RAM’s position, but as of December, 31, 2005, no acceptable financing sources have been identified. If the proposed casino is constructed, the forecasted revenues indicate that the underlying project will generate sufficient excess operating cash flow to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe. Although we expect the primary remaining legal obstacle, the environmental impact study, to be favorably resolved by the end of 2006, this may not occur this year or at all.

In February 2005, we were named as the developer and manager of a gaming project to be developed by the Manuelito Chapter of Navajo Indians in New Mexico. In order to pursue this opportunity, we entered into an agreement with NADACS, Inc., a New Mexico company, to pursue the project. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for future Navajo gaming facilities. This project is subject to the consent of the Navajo Nation and compliance with its yet to be created gaming commission rules and regulations, and approval by the NIGC. As part of the agreements, we have committed to finance certain costs associated with the development and furtherance of this project. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

In May 2005, we entered into development and management agreements with the Northern Cheyenne tribe of Montana for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300 seat bingo hall and restaurant. As part of the agreements, we have committed to finance costs associated with the development and furtherance of this project up to $17,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

In June 2005, we signed gaming development and management agreements with the Nambe Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the National Indian Gaming Commission for required approval. As part of the development agreement, we advanced $194,076 and have committed to finance costs associated with the development and furtherance of this project up to $40,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. Our agreement provides for us to be the primary obligor on any third party financing obtained for the gaming project and only the gaming revenues of the tribe would be obligated to the repayment of development costs, whether due to us or to a third party.

As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, has been delayed indefinitely.

As of December 31, 2005, we had cumulative undeclared and unpaid dividends in the amount of $2,835,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. We do not plan to declare dividends until there is sufficient cash flow from operations. However, we are evaluating other alternatives to settle the dividends in arrears.

On April 6, 2006, Full House Resorts signed a Stock Purchase Agreement under which Full House will acquire all of the outstanding shares of Stockman’s Casino, Inc. for $25.5 million. Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. An adjustment to the purchase price could occur if the operation exceeds certain financial targets during the 12 months prior to closing. The closing of the transaction is expected to occur later this year and is subject to the receipt of all regulatory approvals. Full House intends to finance the transaction with a combination of cash, debt, and equity.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2005:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Long-term debt	$2,381,260	$—	$2,381,260	$—	$—
Operating leases	54,297	43,115	11,182	—	—

Total	$2,435,557	$43,115	$2,392,442	$—	$—

In addition, holders of our preferred stock have the right to $.30 per share cumulative dividends which now total $2,835,000. Through December 31, 2005, no dividends have been declared or paid.

Through our management or development agreements, we have agreed to arrange financing for Michigan and Montana tribes on a best efforts basis and have agreed to obtain financing on behalf of the Nambe tribe in New Mexico. The amounts to be financed may change based on the individual project’s planned size and costs and currently Michigan requires approximately $140,000,000 and Montana requires approximately $17,000,000. We are to provide $40,000,000 for the Nambe project.

Quantitative and Qualitative Disclosures about Market Risk. Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

At December 31, 2005, our total outstanding long-term debt of $2.4 million is subject to variable interest rates, which averaged 6.19% during the current year. Our variable rate debt is based on the prime lending rate and therefore, our interest rates on this variable rate debt will change as the prime rate changes. Based on our outstanding variable rate debt at December 31, 2005, a hypothetical 1% change in rates would result in an increase in annual interest expense of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

7. Financial Statements.

The following financial statements are filed as part of this Report:

•	Reports of Independent Registered Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2005 and 2004;

•	Consolidated Statements of Operations for the years ended December 31, 2005 and 2004;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004;

•	Notes to Consolidated Financial Statements.

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of December 31, 2005, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting – During the fourth quarter of 2005, we re-evaluated and changed our accounting methodology surrounding our contractual relationships with

Indian tribes, including the implementation of internal control procedures supporting the new accounting methodology. These changes were made prior to filing our Annual Report on Form 10-KSB for 2005. There have been no other changes to our internal control over financial reporting since the implementation of the new accounting methodology that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

8B. Other Information.

None.

PART III

9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or about April 29, 2006 and is incorporated herein by this reference.

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

13. Exhibits.

2.5	Assignment and Sale Agreement dated March 30, 2001 by and among GTECH Corporation, Dreamport, Inc., GTECH Gaming Subsidiary 2 Corporation, Full House Resorts, Inc., and Full House Subsidiary, Inc. (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2001)

2.6	Stock Purchase Agreement, dated April 6, 2006, between Full House Resorts, Inc. and the James R. Peters Family Trust. (Incorporated by reference to Exhibit 2.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 10, 2006)

3.1	Certificate of Incorporation. as amended to date *

3.2	Certificate of Designation of Series 1992-1 Preferred Stock of Full House Resorts, Inc. *

3.3	Bylaws of Full House Resorts Inc. (As amended by Resolutions dated July 28, 1995, September 29, 1995, and November 24, 1997) *

10.50	Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and Full House (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

10.51	Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

10.56	Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.57	Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.58	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.59	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.60	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.61	Forbearance Agreement dated December 29, 2004 entered into between Full House and RAM Entertainment, LLC (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2005)

10.62	Amendment to Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated May 31, 2005 *

10.63	Economic Development Agreement between Full House Resorts, Inc. and Northern Cheyenne Tribe dated May 24, 2005 *

10.64	Development Agreement by and among Pueblo of Nambé, Nambé Pueblo Gaming Enterprise Board and Gaming Entertainment (Santa Fe), LLC dated as of September 20, 2005 *

10.65	Security and Reimbursement Agreement by and among the Nambé Pueblo Gaming Enterprise Board, Gaming Entertainment (Santa Fe), LLC and the Pueblo of Nambé dated as of September 20, 2005 *

10.66	Revised Class III Gaming Management Agreement by and among, Pueblo of Nambe, Nambe Pueblo Gaming Enterprise Board and Gaming Entertainment (Sants Fe), LLC, dated as of December 10, 2005*

10.67	Class III Gaming Management Agreement between the Northern Cheyenne Tribe and Gaming Entertainment (Montana), LLC dated January 20, 2006 *

14	Code of Ethics for CEO and Senior Financial Officers (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the year ended December 31, 2003)

21	List of Subsidiaries of Full House Resorts, Inc. *

23.2	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors a Professional Corporation *

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
+	Executive compensation plan or arrangement

14. Principal Accountants’ Fees and Services.

The information required by this Item will be set forth under the caption “Independent Public Accountants” in our Proxy Statement and is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: April 14, 2006	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date
/s/ J. MICHAEL PAULSON	April 14, 2006
J. Michael Paulson, Chairman of the Board

/s/ ANDRE M. HILLIOU	April 14, 2006
Andre M. Hilliou, Chief Executive Officer and Director (Principal Executive Officer)

/s/ LEE A. IACOCCA	April 14, 2006
Lee A. Iacocca, Director

/s/ WILLIAM P. MCCOMAS	April 14, 2006
William P. McComas, Director

/s/ CARL G. BRAUNLICH	April 14, 2006
Carl G. Braunlich, Director

/s/ MARK J. MILLER	April 14, 2006
Mark J. Miller, Director

/s/ JAMES MEIER	April 14, 2006
James Meier, Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors

Full House Resorts, Inc.

Las Vegas, NV:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Piercy, Bowler, Taylor & Kern,

Certified Public Accountants and Business Advisors

a Professional Corporation

Las Vegas, Nevada

March 21, 2006, except for Notes 2 and 3, to which the date is April 12, 2006

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,275,270	$2,466,365
Other	118,810	54,684
Income tax receivable	—	120,754

	3,394,080	2,641,803

Investment in unconsolidated joint venture	—	152,043

Notes receivable, tribal governments	4,268,529	3,123,950

Contract rights, net of accumulated amortization of $542,299 and $551,858	5,087,752	4,927,814

Land held for development	3,988,832	3,858,832

Deferred income tax asset	—	64,257

Deposits and other assets	199,074	231,706

	$16,938,267	$15,000,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,580	$371,144
Accrued expenses	369,268	64,858
Income tax payable	321,112	—

	820,960	436,002

Note payable to co-venturer, including accrued interest of $238,513 and $91,103	2,619,773	2,472,363
Deferred income tax liability	124,807	—
Other long-term liabilities	272,137	—

	3,016,717	2,472,363

Non-controlling interest in consolidated joint venture	2,098,628	1,929,416

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,935,000 and $4,725,000, including dividends in arrears of $2,835,000 and $2,625,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(6,429,031)	(7,268,369)

	11,001,962	10,162,624

	$16,938,267	$15,000,405

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
		(Restated)
Equity in net income of unconsolidated joint venture	$3,700,916	$3,586,160

Operating costs and expenses
Project development costs	1,234,571	777,502
General and administrative	2,342,260	1,652,545
Depreciation and amortization	76,960	102,256

	3,653,791	2,532,303

Unrealized gain on notes receivable	119,274	518,133
Arbitration award, net	922,611	—

Income from operations	1,089,010	1,571,990

Other income (expense)
Interest and other income	60,631	9,868
Interest expense	(147,411)	(107,289)

Income before non-controlling interest in loss of consolidated joint venture and income taxes	1,002,230	1,474,569
Non-controlling interest in loss of consolidated joint venture	630,788	—

Income before income taxes	1,633,018	1,474,569
Income taxes	(793,680)	(697,555)

Net income	839,338	777,014
Less current year’s undeclared dividends on cumulative preferred stock	(210,000)	(210,000)

Net income applicable to common shares	$629,338	$567,014

Net income per common share, Basic and Diluted	$0.06	$0.05

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	11,040,380	11,040,380

CONSOLIDATED STATEMENTS OF DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
		(Restated)
Deficit, January 1, as previously reported	$(7,268,369)	$(8,657,932)
Adjustment	—	612,549

As adjusted	(7,268,369)	(8,045,383)
Net income	839,338	777,014

Deficit, December 31	$(6,429,031)	$(7,268,369)

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$839,338	$777,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,030	5,681
Amortization of gaming rights	69,930	96,575
Deferred income taxes	189,064	434,638
Equity in net income of unconsolidated joint venture	(3,700,917)	(3,586,160)
Distributions from unconsolidated joint venture	3,863,117	3,551,192
Loss on disposition of California contract rights and note receivable	128,287	—
Unrealized gain on notes receivable, tribal governments	(119,274)	(518,133)
Increases in operating (assets) and liabilities:
Other assets	(2,611)	(30,021)
Accounts payable and accrued expenses	483,393	450,215
Income taxes payable	441,866	(120,754)
Non-controlling interest in unconsolidated venture	169,212	—

Net cash provided by operating activities	2,368,435	1,060,247

Cash flows from investing activities:
Advances to tribal governments, excluding $878,183 and $547,489 expensed	(1,050,305)	(529,186)
Purchases of other assets	(8,855)	(7,126)
Advances to co-venturer	(37,215)	—
Purchase of contract rights	(333,155)	—
Purchase of land held for development	(130,000)	—

Net cash used in investing activities	(1,559,530)	(536,312)

Net increase in cash and cash equivalents	808,905	523,935

Cash and cash equivalents, beginning of year	2,466,365	1,942,430

Cash and cash equivalents, end of year	$3,275,270	$2,466,365

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, NATURE AND HISTORY OF OPERATIONS

Full House Resorts, Inc., a Delaware corporation, develops, manages and/or invests in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations. The Company seeks to expand through acquiring, managing, or developing casinos in profitable markets. Currently, Full House Resorts is a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc., which manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. As of December 31, 2005, Midway Slots has 1,581 gaming devices, a 350-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area. Full House also has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians, referred to herein as the Michigan tribe, for the development and management of a casino/resort in the Battle Creek, Michigan area, which is currently in the pre-development state. The planned casino / resort is expected to have more than 2,000 gaming devices.

In addition, the Company has entered into development and gaming management agreements with the Nambé Pueblo tribe of New Mexico for the development of a coordinated entertainment venue centered on a 50,000 square foot casino to be built approximately 15 miles north of Santa Fe, New Mexico (New Mexico tribe). The Company also has development and management agreements with the Northern Cheyenne Nation of Montana (Montana tribe) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreements are subject to approval by the National Indian Gaming Commission (NIGC).

History and status of the Michigan project. The management contract with the Michigan tribe was originally negotiated in 1996. The Company, through Gaming Entertainment (Michigan), LLC, a 50%-owned subsidiary (GEM) is to finance, develop and manage the gaming operations on reservation lands to be acquired near Battle Creek, Michigan. The former owner of the contract rights will be paid a royalty fee in lieu of its original 15% ownership interest.

The Michigan tribe achieved final federal recognition as a tribe in April 1996, and obtained a Gaming Compact with Michigan early in 1997, which was ratified by the Michigan Legislature in 1998. A lawsuit was filed in 1999 that challenged the constitutionality of the approval process. On July 30, 2004, the Michigan Supreme Court ruled that the compacts were valid. Subsequent appeal to the United States Supreme Court was denied.

In December 1999, the management agreements, along with the required licensing applications were submitted to the NIGC. We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Michigan tribe, have incorporated all the appropriate changes.

A parcel of land for the gaming enterprise was selected and the United States Department of Interior was petitioned during 2002 to take the land into trust for the benefit of the Michigan tribe. On August 30, 2002, a complaint was filed in United States District Court, seeking to prevent this land from being taken into trust. The parties filed their initial briefs and oral arguments were held on August 28, 2003. The U.S. District Court ruled that a previously completed environmental assessment regarding the proposed project was inadequate. As a result, the Company has contracted with a consulting firm to perform a comprehensive environmental impact study. The construction of the proposed project will not commence until the results of the environmental impact study are evaluated and approved by the U.S. District Court and construction financing has been secured. A Draft Environmental Impact Statement (DEIS) was issued in August 2005 and a second public hearing occurred to receive comment on the DEIS. Based upon that public comment, the consulting firm, on behalf of the BIA, is drafting a final Environmental Impact Statement (EIS) which is expected to be issued in the first half of 2006. The BIA will then issue a Record of Decision (ROD) as the final agency action. This will allow the Company to present the EIS before the District Court and seek to remove the injunction. If successful in court, the BIA will be free to take the land into trust for its intended purpose.

In February 2002, we entered into an agreement with RAM Entertainment, LLC, (RAM) a privately held investment company, whereby RAM was admitted as a 50% member in GEM and Gaming Entertainment (California), LLC, (GEC) in exchange for providing a portion of the necessary funding for the development of the projects. Accordingly, RAM loaned Full House $2,381,260. RAM has the right, and we expect that $2,000,000 of the loan will be converted into a capital contribution to GEM once the Michigan management contract receives regulatory approval, and the gaming site is taken into trust for the Michigan tribe (collectively referred to as the “Investor Contingencies”). The Company and RAM have agreed to, among other items, extend the maturity date of the note payable and accrued interest to July 1, 2007. As part of that agreement, RAM subordinated its security interest to up to $3,000,000 of other Company borrowings subject to certain terms, and RAM has committed to fund up to $800,000 of Michigan development expenditures. As of March 15, 2006, RAM has fully funded this commitment.

History and status of the California project. In 1995, GEC entered into a series of agreements with the Torres Martinez Band of Desert Cahuilla Indians, (California tribe) for economic development and gaming management near Palm Springs, California. In August 2001, the California tribe rejected the existing agreements and terminated Full House’s services. As a result, the Company pursued reimbursement from the California tribe for expenses and damages and other relief of approximately $1.1 million. A favorable arbitration award was issued on February 16, 2005, which upheld the 1995 development agreement. In December 2005, the Company received a cash settlement from the tribe of $1,050,897 for relinquishment of its rights under the development agreement, and the parties issued mutual releases in satisfaction of all claims. The settlement resulted in income of $922,611, net of previously capitalized costs of $128,287.

2. RESTATEMENT

Subsequent to the issuance of the 2004 consolidated financial statements, the Company re-evaluated its accounting methodology surrounding its advances to and contractual relationships with Indian tribes. As is becoming the dominant practice in the industry, management has determined to retroactively account for the advances to Indian tribes as in-substance structured notes pursuant to Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and give separate accounting recognition to the contractual notes receivable and the related contract rights when advances are made pursuant to the agreements. Historically, the Company recorded its advances to Indian tribes as development expenses or notes receivable, carried at cost, subject to allowances for doubtful collectibility, and deferred recognition of interest income due to the contingent repayment terms of the notes. As a result, the accompanying consolidated financial statements for 2004 have been restated to give retroactive effect to the accounting method described in Note 3 below.

A summary of the significant effects of the restatement is as follows:

	As of December 31, 2004:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated balance sheet:
Notes receivable, to tribal governments	$1,737	$3,124
Deferred income tax asset	459	64
Total assets	13,931	15,000
Total stockholder’s equity	9,093	10,163

	For the Year Ended December 31, 2004:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$1,067	$778
Unrealized gain on notes receivable	—	518
Income taxes	(347)	(698)
Net income	320	777
Net income applicable to common shares	110	567
Net income per share, basic and diluted	0.01	0.05

The restatement also resulted in an increase in previously reported retained earnings as of January 1, 2004 of $612,549.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of Full House Resorts, Inc. (“Full House” or the “Company”) and all of its subsidiaries, including its 50%-owned subsidiary, Gaming Entertainment (Delaware), LLC (GED). Due to Full House’s current financing arrangements for the Michigan development, Full House is exposed to the majority of risk related to the activities of GEM. Consequently, GEM is considered to be a variable interest entity as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46(R)) and therefore, GEM is consolidated into the Company’s financial statements as of December 31, 2005 and 2004, in accordance with the provisions of FIN 46R. All material inter-company accounts and transactions have been eliminated.

Cash equivalents - Cash in excess of daily requirements is invested in highly liquid short-term investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market, and are deemed to be cash equivalents for purposes of the consolidated financial statements.

Concentrations of credit risk - Full House’s financial instruments that are exposed to concentrations of credit risk (or market risk) consist primarily of long term notes receivable, tribal advances. A portion of Full House’s cash equivalents are in high quality securities placed with major banks and financial institutions. Management does not believe that there is significant risk of loss associated with such investments. Advances to tribal governments are primarily related to the Michigan development and represent advances made to the tribe to fund its operations. This amount is repayable from the operations of the gaming facility and, although there can be no assurance that a facility will be opened, management does not believe that there is significant risk of loss associated with such investment, but considers its assessment of such risk in its fair value estimates. However, the maximum loss that could be sustained if such advances prove to be uncollectible is limited to the recorded amount of the receivable and the related contract rights, less any impairment or other allowances that may be provided. The Company defers the recognition of interest revenue accrued on tribal advances due to the uncertainty of collectibility inherent in their terms.

Investment in unconsolidated joint venture – The Company accounts for its investment in GED using the equity method of accounting (Note 4). Under the equity method, original investments are recorded at cost and adjusted by Full House’s share of net income and distributions of the venture.

Fair value of financial instruments - The carrying value of Full House’s cash and cash equivalents and accounts payable, approximates fair value because of the short maturity of those instruments. As discussed above, substantially all of the Company’s receivables are carried at estimated fair value. The estimated fair values of Full House’s debt approximate their recorded values at December 31, 2005, based on the current rates offered to Full House for loans of the same remaining maturities.

Accounting for long-term assets related to Indian casino projects - The Company evaluates the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian casino project. The Company accounts for its notes receivable from and management contracts with the tribes as separate assets.

The estimated fair value of the advances (notes receivable, tribal governments) made to the tribes are accounted for as in-substance structured notes in accordance with the guidance contained in EITF 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes. Under their terms, the notes do not become due and payable unless and until the projects are completed and operational. However, in the event the Company’s development activity is terminated prior to completion, the Company generally retains the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, management contract rights, or expensed as period costs of retaining such rights if the rights were acquired in a separate unbundled transaction.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using typical market discount rates for prospective Indian casino operations, as affected by project-specific circumstances, primarily probabilities affecting the expected opening date as affected by the status of regulatory approvals. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. No interest income is recognized during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in the Company’s statement of operations.

Upon opening of the casino, any difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.”

Intangible assets related to the acquisition of the management contracts (contract rights) are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets were to exceed the undiscounted cash flow, the difference between the estimated fair value and carrying value of the assets is charged to operations. The Company expects to amortize the contract rights using the straight-line method over seven years, or the term of the related management contract, whichever is shorter, typically beginning upon commencement of casino operations.

Awards of stock-based compensation - Presently, the Company measures stock-based employee and directors compensation cost (Note 12) using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Since no options were granted in the year presented, and all options that are outstanding as of December 31, 2005 are fully vested, there is no pro form presentation necessary to demonstrate the effect of applying the fair value recognition provisions of SFAS No. 123 on historical reported results of operations for 2005 and 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R

requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. The provisions of SFAS 123R are to be effective for us beginning January 1 2006. Since all employee options outstanding at December 31, 2005, are fully vested, there will be no effect of applying the new standard on future periods with respect to such options currently outstanding. Management cannot predict the effect, if any, of the new standard on the accounting for future option grants, none of which have been approved to date.

Legal defense costs. - The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the services are rendered.

Earnings per common share - Basic earnings per share (EPS) is computed based upon the weighted average number of common shares outstanding during the year. Diluted EPS is ordinarily computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect reported amounts. Accordingly, actual results could differ from those estimates. Significant estimates used by Full House include evaluation of the recoverability of its investment in an unconsolidated joint venture, fair value and impairment estimates relative to notes receivable related to Indian casino projects and related contract rights, any of which could change materially in the next twelve months based on evolving developments and events.

Reclassifications – In addition to the effects of the restatement discussed in Note 2, certain minor reclassifications in prior year balances have been made to conform to the current year presentation, which had no effect on reported net income.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

The following is a summary of condensed financial information for GED as of and for the years ended December 31, 2005 and 2004:

CONDENSED BALANCE SHEET INFORMATION

	2005	2004
Total assets	$699,886	$613,169
Total liabilities	720,200	379,448
Members’ capital (deficiency)	(20,314)	233,721

CONDENSED STATEMENT OF INCOME INFORMATION

	2005	2004
Revenues	$21,623,810	$20,917,324
Income from operations	7,469,096	7,172,320
Net income	7,469,096	7,172,320

Full House Resorts’ earnings from GED have been reduced by $33,632 due to a rebate payment timing difference in 2005. GED is treated as a partnership for income tax purposes and consequently, recognizes no federal or state income tax provision.

5. NOTES RECEIVABLE, TRIBAL GOVERNMENTS

As of December 31, 2005 and 2004, Full House has made advances to tribal governments totaling $8,577,979 and $6,541,337 as follows:

	2005	2004
Contractual (stated) amount
Michigan tribe	$8,243,344	$6,516,337
Other	334,635	25,000

	$8,577,979	$6,541,337

Estimated fair value of notes receivable related to Indian casino projects
Michigan tribe	$4,038,427	$3,098,950
Other	230,102	25,000

	$4,268,529	$3,123,950

Certain portions of the advances to or on behalf of the tribal governments are in dispute, which has been considered in management’s fair value estimates.

6. CONTRACT RIGHTS

Contract rights are comprised of the following as of December 31, 2005:

	Cost	Accumulated Amortization	Net
Michigan project, initial cost	$4,155,213	$—	$4,155,213
Michigan project, additional	1,141,683	(542,299)	599,384
Other projects	333,155	—	333,155

	$5,630,051	$(542,299)	$5,087,752

The initial cost of the Michigan contract rights were the result of a 1995 merger agreement whereby LAI (then owned 100% by a current director in the Company, Lee A. Iacocca) and Omega Properties, Inc. (then owned 30% by another director, William P. McComas) merged into a wholly-owned subsidiary of Full House. Pursuant to the merger, the Company issued a $375,000 promissory note and 1,750,000 shares of common stock in return for contract rights primarily related to the Michigan project. An independent valuation consultant was retained to assist in the valuation of the merger and the contributed rights. The initial contract rights relate to the management of the Michigan project and amortization will commence once operations commence, at which time the rights will be contributed to GEM.

In 2001, the Company acquired the remaining 50% interest in three joint venture projects for $1,800,000. $1,141,683 was allocated to the Michigan project with the balance relating to a project in Oregon (written off in 2002) and the California project, which was part of the cost of the arbitration settlement in 2005.

The additional contract rights acquired in 2001 relating to the Michigan project represent the Company’s acquisition of control of the development processes. Therefore, amortization of the acquired additional contract rights commenced in 2001. The amortization period was previously estimated to be nine years which reflected a two-year expected development period prior to the seven-year management contract, but due to legal delays, the estimate was extended to ten years in 2005. Revisions were accounted for as changes in estimate, which does not require retroactive restatement of prior financial statements.

7. LAND HELD FOR DEVELOPMENT

As of December 31, 2005 and 2004, land held for development consists of:

	2005	2004
Michigan project	$3,858,832	$3,858,832
Other projects	130,000	—

	$3,988,832	$3,858,832

The Company has agreed to effectively sell the land to the respective tribes once the United States Department of the Interior approves its placement into trust as a casino site. The in-substance sales price of the Michigan land is to equal the Company’s cost plus, in effect, an agreed appreciation factor intended to compensate the Company for its carrying cost totaling $894,087 and $473,315 through December 31, 2005 and 2004, respectively.

8. STOCKHOLDERS’ EQUITY

Full House’s preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. Since Full House is in default in declaring payment of dividends on the preferred stock, it is restricted from paying any dividend, making any other distribution, or redeeming any stock ranking junior to the preferred stock. The stockholders’ right to the $.30 per share cumulative dividends on the preferred stock commenced in 1992, and totaled $2,835,000 and $2,625,000 at December 31, 2005 and 2004, respectively. Through the date of issuance of this report, no dividends have been declared or paid.

9. INCOME TAX PROVISION

Tax returns for the 2001, 2002, and 2003 years were amended to adjust contract rights amortization and to properly characterize the 2003 tax loss on the sale of Mississippi property. The income tax provision recognized in the consolidated financial statements consists of the following:

	2005	2004
Current:
Federal	$306,555	$18,598
State	298,060	244,319

Total current	604,615	262,917

Deferred:
Federal	167,164	371,841
State	21,901	62,797

Total deferred	189,065	434,638

Total Provision	$793,680	$697,555

A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2005	2004
Tax provision at U.S. statutory rate	$555,226	$501,353
State taxes, net of federal benefit	218,629	224,070
Other	19,825	(27,868)

Total	$793,680	$697,555

Full House’s deferred tax items as of December 31, are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry-forward	$—	$263,199
Tax credit carryforwards	—	37,480
Deferred compensation and other expenses	106,313	115,868

Total deferred tax assets	106,313	416,547

Deferred tax liabilities:
Income related to Indian casino projects	(226,916)	(349,231)
Depreciation	(4,204)	(3,059)

Total deferred tax liabilities	(231,120)	(352,290)

Net	$(124,807)	$64,257

10. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Cash payments for interest were immaterial.

Cash payments for income taxes paid were $162,749 and $314,392, for 2005 and 2004, respectively.

11. COMMITMENTS

The Company leases office space under a non-cancellable operating lease expiring on March 31, 2007. The future minimum lease obligation is $43,115 for 2006, and $11,182 for 2007. Rent expense was $48,247 and $50,801 for 2005 and 2004, respectively.

Through our management or development agreements, we have agreed to arrange financing for Michigan and Montana tribes on a best efforts basis and have agreed to obtain financing on behalf of the Nambe tribe in New Mexico. The amounts to be financed may change based on the individual project’s planned size and costs. Currently, Michigan requires approximately $140,000,000 and Montana requires approximately $16,000,000. In addition, the Company is to provide $50,000,000 for the Nambe project.

12. STOCK-BASED COMPENSATION PLANS

At December 31, 2005, Full House had three stock-based compensation plans that are described below. The ability to issue option grants under these plans expired on June 30, 2002.

A summary of the status of Full House’s stock option plans as of December 31, 2005 and 2004, and changes during the years then ended is presented below:

	2005		2004
	WEIGHTED-AVERAGE EXERCISE		WEIGHTED- AVERAGE EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of year	575,000	$2.88	725,000	$2.75
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	150,000	2.25

Outstanding at end of year	575,000	2.88	575,000	2.88

Exercisable at year-end	575,000	2.88	575,000	2.88

As of December 31, 2005, the 575,000 options outstanding and exercisable have exercise prices ranging between $2.25 and $3.69, and a weighted average remaining contractual life of 1.3 years.

13. SUBSEQUENT EVENT

On April 6, 2006, Full House Resorts signed a Stock Purchase Agreement under which Full House will acquire all of the outstanding shares of Stockman’s Casino, Inc. for $25.5 million. Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. An adjustment to the purchase price could occur if the operation exceeds certain financial targets during the 12 months prior to closing. The closing of the transaction is expected to occur later this year and is subject to the receipt of all regulatory approvals and acquisition financing. Full House intends to finance the transaction with a combination of cash, debt, and equity.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Certificate of Incorporation of Hour Corp. as amended to date

3.2	Certificate of Designation of Series 1992-1 Preferred Stock of Full House Resorts, Inc.

3.3	Bylaws of Full House Resorts Inc. (As amended by Resolutions dated July 28, 1995, September 29, 1995, and November 24, 1997)

10.62	Amendment to Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated May 15, 2005

10.63	Economic Development Agreement between Full House Resorts, Inc. and Northern Cheyenne Tribe dated May 24, 2005

10.64	Development Agreement by and among Pueblo of Nambé, Nambé Pueblo Gaming Enterprise Board, and Gaming Entertainment (Santa Fe), LLC dated as of September 20, 2005

10.65	Security and Reimbursement Agreement by and among the Nambé Pueblo Gaming Enterprise Board, Gaming Entertainment (Santa Fe), LLC, and the Pueblo of Nambé dated as of September 20, 2005

10.66	Revised Class III Gaming Management Agreement by and among, Pueblo of Nambe, Nambe Pueblo Gaming Enterprise Board and Gaming Entertainment (Sants Fe), LLC, dated as of December 10, 2005

10.67	Class III Gaming Management Agreement between the Northern Cheyenne Tribe and Gaming Entertainment (Montana), LLC dated January 20, 2006

21	List of Subsidiaries of Full House Resorts, Inc.

23.2	Consent of Piercy Bowler Taylor and Kern

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002