Form 10QSB/A
period 2005-03-31
FULL HOUSE RESORTS INC
filed 2006-05-22
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for Full House Resorts, Inc. for the quarterly period ended March 31, 2005, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-QSB originally filed with the Securities and Exchange Commission on May 16, 2005.

This Amendment No. 1 makes the following changes for the purposes described:

•	To amend Item 1. Financial Statements, to retroactively account for advances to Indian tribes as in-substance notes, as more fully described in Note 2, “Restatement,” to the Company’s Unaudited Condensed Consolidated Financial Statements;

•	To amend Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations, to take into account the effects of the restatement; and

•	To amend Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K, to furnish the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

To preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-QSB on May 16, 2005 and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-QSB.

We did not amend our Annual Reports on Form 10-KSB or Quarterly Reports of Form 10-QSB for periods affected by the restatement that ended prior to December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report.

FULL HOUSE

RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2005 (unaudited)	DECEMBER 31, 2004
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,653,930	$2,466,365
Receivables	153,144	—
Due from co-venturer	162,283	—
Other	96,788	54,684
Income tax receivable	—	120,754

	2,066,145	2,641,803
Investment in unconsolidated joint venture	116,758	152,043
Notes receivable, tribal governments	3,275,264	3,123,950
Arbitration award receivable, net of allowance	976,680	—
Land held for development	3,858,832	3,858,832
Contract rights, net of accumulated amortization	5,001,259	4,927,814
Deferred income tax asset	126,633	64,257
Deposits and other assets	75,081	231,706

	$15,496,652	$15,000,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225,651	$371,144
Accrued expenses	183,772	64,858

	409,423	436,002
Note payable to co-venturer	2,381,260	2,472,363

Non-controlling interest in consolidated joint venture	1,929,416	1,929,416

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,777,500 and $4,725,000 including dividends in arrears of $2,677,500 and $2,625,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(6,654,440)	(7,268,369)

	10,776,553	10,162,624

	$15,496,652	$15,000,405

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(Restated)	(Restated)
Equity in net income of unconsolidated joint venture	$857,337	$907,988

Operating costs and expenses
Project development costs	277,789	66,616
General and administrative	427,716	494,433
Depreciation and amortization	25,770	42,648

	731,275	603,697

Unrealized gains on notes receivable	5,168	465,111

Income from operations	131,230	769,402
Other income (expense)
Arbitration award, net	848,393	—
Interest, net	(21,556)	(28,180)
Other	103	231

Income before income taxes	958,170	741,453
Income taxes	(344,241)	(295,377)

Net income	613,929	446,076
Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income applicable to common shares	$561,429	$393,576

Net income per common share
Basic and diluted	$0.05	$0.04

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	10,915,380	10,340,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2005	2004
	(Restated)	(Restated)
Net cash (used in) provided by operating activities	(203,738)	276,734

Cash flows from investing activities:
Advances to tribal governments	(408,697)	(256,449)
Acquisition of contract rights	(200,000)	—

Cash used in investing activities	(608,697)	(256,449)

Net decrease in cash and cash equivalents	(812,435)	(20,285)
Cash and cash equivalents, beginning of period	2,466,365	1,942,430

Cash and cash equivalents, end of period	$1,653,930	$1,922,145

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The restated (Note 2) interim condensed consolidated financial statements of Full House Resorts, Inc. (the Company) included herein reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the restated 2004 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, from which the balance sheet information as of December 31, 2004, was derived. In addition to the restatements discussed in Note 2, certain minor reclassifications to previously reported balances have been made to conform to the current period presentation. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	RESTATEMENT

Subsequent to the original issuance of the accompanying condensed consolidated financial statements, the Company re-evaluated its accounting methodology surrounding its advances to and contractual relationships with Indian tribes. As is becoming the predominant practice in the industry, management has determined to retroactively account for the advances to Indian tribes as in-substance structured notes pursuant to Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and give separate accounting recognition to the contractual notes receivable and the related contract rights when advances are made pursuant to the agreements. Historically, the Company recorded its advances to Indian tribes as development expenses or notes receivable, carried at cost, subject to allowances for doubtful collectibility, and deferred recognition of interest income due to the contingent repayment terms of the notes. As a result, the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 have been restated to give retroactive effect to these accounting changes.

A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended March 31, 2005:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$420	$278
Unrealized gain on notes receivable	—	5
Income taxes	(319)	(344)
Net income	492	614
Net income applicable to common shares	440	561
Net income per share, basic and diluted	0.04	0.05

	For the Three Months Ended March 31, 2004:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$143	$67
Unrealized gain on notes receivable	—	465
Income taxes	(111)	(295)
Net income	89	446
Net income applicable to common shares	36	394
Net income per share, basic and diluted	0.00	0.04

The restatement also resulted in an increase in previously reported retained earnings as of January 1, 2004 of $612,549.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc. (HRI), carried on the equity method of accounting.

Summary information for GED’s operations for the three months ended March 31 is as follows:

	Three Months
	2005	2004
Management fee revenues	$1,903,917	$1,943,873
Income from operations	1,781,938	1,815,975
Net income	1,781,938	1,815,975

4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

As of March 31, 2005 and December 31, 2004, Full House has made advances to tribal governments totaling $6,895,034 and $6,541,337 as follows:

	March 31, 2005	December 31, 2004
Contractual (stated) amount
Michigan tribe	$6,892,534	$6,516,337
Other	2,500	25,000

	$6,895,034	$6,541,337

Estimated fair value of notes receivable related to Indian casino projects
Michigan tribe	$3,273,598	$3,098,950
Other	1,666	25,000

	$3,275,264	$3,123,950

Certain portions of the advances to or on behalf of the tribal governments are in dispute, which has been considered in management’s fair value estimates. (See also Note 6).

5.	ARBITRATION AWARD, NET OF ALLOWANCE

On February 16, 2005, the Company received a favorable award in binding arbitration against the Torres Martinez Desert Cahuilla Indians (the California Tribe) in connection with a dispute over a series of development and management agreements. The arbitrator’s decision determined that the development agreement entered into in 1997 was valid and enforceable, and accordingly, awarded the Company damages approximating $1.1 million. Accordingly, the Company has recorded a receivable for the award, net of an allowance for estimated collection costs of $100,000. The Company also has written off its advance to the California Tribe and the unamortized carrying value of the related gaming and contract rights.

6.	LITIGATION CONTINGENCY

Litigation involving environmental issues in Michigan has been filed to prevent the Secretary of the Interior from taking the site for the Michigan project into trust that, in the event of an unfavorable outcome, might prevent or delay the completion of the Michigan project and realization of a portion of the Company’s investment therein. Details are in Part II, Item 1 of this report.

7.	SUBSEQUENT EVENT

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

Critical Accounting Estimates and Policies

As discussed below and in note 2 to our condensed consolidated financial statements, we retroactively changed our accounting for advances made to the tribes and the resultant notes receivable. The estimated fair value of such notes are now accounted for as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes).

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

In initially determining the financial feasibility of the project, we analyze the proposed facilities and their location in relation to market conditions, including customer demographics and existing and proposed competition for the project. Typically, independent consultants are also hired to prepare market and financial feasibility reports. These reports are reviewed by management and updated periodically as conditions change.

We also consider the status of the regulatory approval process including whether:

(1)	the Bureau of Indian Affairs (BIA) recognizes the tribe,

(2)	the tribe has the right to acquire land to be used as a casino site,

(3)	the Department of the Interior has put the land into trust as a casino site,

(4)	the tribe has a gaming compact with the state government,

(5)	the National Indian Gaming Commission has approved a proposed management agreement, and

(6)	other legal or political obstacles exist or are likely to occur.

The development phase of each relationship commences with the signing of the respective agreements and continues until the casinos open for business. Thereafter, the management phase of the relationship, governed by the management contract, continues for a period of up to seven years. We make advances to the tribes, recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract, we typically earn a management fee calculated as a percentage of the net operating income of the gaming facility. In addition, repayment of the loans and the manager’s fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:

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

Upon opening of the casino, the difference, if any, between the then recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments impairment pursuant to Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.

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

Summary of long-term assets related to Indian casino projects. Long-term assets associated with Indian casino projects at March 31, 2005 and December 31, 2004 totaled $12,135,355 and $11,910,596, respectively, consisting of notes receivable, contract rights and land held for future development. Of such amounts $11,932,813 and $11,885,596 relate to the Michigan project, for which we have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan.

To recap the current status of the Michigan project:

(1)	the Michigan tribe is federally recognized,

(2)	adequate land for the proposed casino resort has not been placed in trust pending the outcome of item 5 below,

(3)	the Michigan tribe has a valid gaming compact with the State of Michigan,

(4)	the National Indian Gaming Commission has not yet approved the management contract, and

(5)	the Bureau of Indian affairs is expected to issue a final environmental impact statement during the first half of 2006.

At March 31, 2005, the sensitivity of changes in the assumptions related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

• Discount rate increases to 25%	$(194,278)
• Discount rate decreases to 20%	210,806
• Forecasted opening date delayed one year	(606,784)
• Forecasted opening date accelerated one year	743,303

Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2005	December 31, 2004
Aggregate face amount of the notes receivable	$6,895,034	$6,541,337
Estimated years until opening of casino:
Michigan	3.00	3.00
New Mexico	2.00	—
Montana	2.00	—
Discount rate	22.5%	22.5%

It is estimated that the stated interest rates during the loan repayment term will be commensurate with the inherent risk at that time.

Factors that the Company considers in arriving at a discount rate include (1) discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and (2) discount rates produced by the widely accepted Capital Asset Pricing Model (CAPM) using the following key assumptions:

•	S&P 500, 10 and 15-year average benchmark investment returns (medium-term horizon risk premiums);

•	Risk-free investment return equal to the 10-year average for 90-day Treasury Bills;

•	Investment beta factor equal to the unleveraged five-year average for the hotel / gaming industry; and

•	Plus project specific adjustments based on typical size premiums for “micro-cap” and “low-cap” companies using 10 and 15-year averages.

Management believes that under the circumstances there are essentially three critical dates / events that impact the project specific discount rate adjustment when using CAPM: (1) the date that management completes its feasibility assessment and decides to invest in the opportunity; (2) the date when construction financing has been obtained after all legal obstacles have been removed; and (3) the date that operations commence.

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

Project Development Costs. Project development costs result from researching and identifying new business opportunities and the start-up and pre-opening expenses associated with projects in development. These costs consist primarily of legal and other professional fees and are expensed in the period in which they are incurred.

Project development costs for various projects increased by $211,173 during the first three months of 2005, compared to the same period of the prior year. The increase is attributable primarily to costs associated with the Navajo project in New Mexico and an environmental impact study for the Michigan project.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005, decreased by $66,717 primarily due to a change in management, auditors and insurance carriers during the second quarter of 2004.

Unrealized Gain on Notes Receivable. Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects. The decrease of $459,943 for the three months ended March 31, 2005 compared to the same period in 2004 resulted from the reduction of the estimated years until opening of the Michigan project from four to three years, due to favorable rulings in litigation that had been delaying the project.

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

Cash flow from operations for the three months ended March 31, 2005, decreased $480,472 from 2004 primarily as a result of income tax payments as well as increased project development costs. Cash used in investing included $200,000 expended for gaming development rights related to the Manuelito Chapter of the Navajo tribe in New Mexico. We advanced $408,697 to tribal governments, primarily the Michigan tribe, during the quarter.

Our future cash requirements will be primarily to fund the balance of development expenses for the Michigan and other projects, and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan.

Indian casino projects

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

In February 2005, we were named as developer and manager of a gaming project to be developed by the Manuelito Chapter of Navajo Indians in New Mexico. In furtherance of this development, we entered into a joint venture agreement with NADACS, Inc. (NADACS), a New Mexico company, to pursue the project. Pursuant to the joint venture agreement with NADACS, we paid NADACS a total of $200,000 as partial payment for gaming rights held by NADACS to develop Navajo gaming facilities. We have submitted a form of Management Agreement for the Chapter’s consideration and approval by the Navajo Nation. This project is subject to the consent of the Navajo Nation and compliance with its yet to be created gaming commission rules and regulations and approval by the National Indian Gaming Commission.

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

Other

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

Safe Harbor Provision

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

We have since been approached by the California Tribe with an offer of settlement of this award. We will continue to discuss a possible amicable resolution, however, there can be no guarantee that the California Tribe will agree with our terms for settlement. In the event that no settlement is reached, we will pursue legal action to enforce the arbitration award in the United States District Court pursuant to the Federal Arbitration Act, 9 U.S.C. (s)(s) 1 et seq. While an attempt at enforcement may be unsuccessful, we believe that we can recover the amounts carried on our balance sheet based upon the California Tribe’s expressed intentions, the arbitration ruling in our favor, as well as our contractual rights.

Michigan – The Company has a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. The legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C.

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
Date: May 19, 2006

	By:	/s/ JAMES MEIER
James Meier
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)