Form 10QSB/A
period 2005-06-30
FULL HOUSE RESORTS INC
filed 2006-05-22
CIK 891482

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for Full House Resorts, Inc. for the quarterly period ended June 30, 2005, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-QSB originally filed with the Securities and Exchange Commission on August 15, 2005.

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

To preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-QSB on August 15, 2005 and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-QSB.

We did not amend our Annual Reports on Form 10-KSB or Quarterly Reports of Form 10-QSB for periods affected by the restatement that ended prior to December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005 (unaudited)	DECEMBER 31, 2004
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,589,611	$2,466,365
Due from related parties	160,083	—
Other	223,067	54,684
Income tax receivable	—	120,754

	1,972,761	2,641,803
Investment in unconsolidated joint venture	319,380	152,043
Notes receivable, tribal governments	3,599,135	3,123,950
Arbitration award receivable, net of allowance	976,680	—
Land held for development	3,858,832	3,858,832
Contract rights, net of accumulated amortization	4,991,073	4,927,814
Deferred income tax asset	—	64,257
Deposits and other assets	76,058	231,706

	$15,793,919	$15,000,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,820	$371,144
Accrued expenses	—	64,858

	89,820	436,002

Note payable to co-venturer, including accrued interest	2,539,413	2,472,363
Other long-term liabilities	272,138	—
Deferred income tax liability	71,525	—

	2,883,076	2,472,363

Non-controlling interest in consolidated joint ventures	1,853,347	1,929,416

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,830,000 and $4,620,000 including undeclared dividends in arrears of $2,730,000 and $2,520,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(6,463,317)	(7,268,369)

	10,967,676	10,162,624

	$15,793,919	$15,000,405

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,
	2005	2004
	(Restated)	(Restated)
Equity in net income of unconsolidated joint venture	$1,031,217	$818,867

Operating costs and expenses
Project development costs	354,100	156,858
General and administrative	572,190	332,265
Depreciation and amortization	22,606	42,746

	948,896	531,869

Unrealized gains on notes receivable	20,409	9,054

Income from operations	102,730	296,052
Other income (expense)
Interest	(35,099)	(24,000)
Other	12,167	249

Income before income taxes and non-controlling interest	79,798	272,301
Non-controlling interest in net loss of consolidated joint venture	324,860	—
Income taxes	(213,535)	(142,348)

Net income	191,123	129,953
Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income applicable to common shares	$138,623	$77,453

Net income per common share
Basic and diluted	$0.01	$0.01

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	10,340,380	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	SIX MONTHS ENDED JUNE 30,
	2005	2004
	(Restated)	(Restated)
Equity in net income of unconsolidated joint venture	$1,888,554	$1,726,855

Operating costs and expenses
Project development costs	764,172	223,475
General and administrative	999,906	826,698
Depreciation and amortization	48,376	85,394

	1,812,454	1,135,567
Unrealized gains on notes receivable	25,577	474,166
Arbitration award, net	848,393	—

Income from operations	950,070	1,065,454
Other income (expense)
Interest	(67,051)	(52,180)
Other	22,666	480

Income before income taxes and non-controlling interest	905,685	1,013,754
Non-controlling interest in net loss of consolidated joint venture	457,143	—
Income taxes	(557,776)	(437,725)

Net income	805,052	576,029
Less undeclared dividends on cumulative preferred stock	(105,000)	(105,000)

Net income applicable to common shares	$700,052	$471,029

Net income per common share
Basic	$0.07	$0.05

Diluted	$0.06	$0.04

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	11,131,289	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2005	2004
	(Restated)	(Restated)
Net cash provided by operating activities	236,820	636,925

Cash flows from investing activities:
Advances to tribal governments	(910,801)	(466,307)
Acquisition of contract rights and other assets	(202,773)	(1,491)

Cash used in investing activities	(1,113,574)	(467,798)

Net (decrease) increase in cash and cash equivalents	(876,754)	169,127
Cash and cash equivalents, beginning of period	2,466,365	1,942,430

Cash and cash equivalents, end of period	$1,589,611	$2,111,557

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Subsequent to the original issuance of the accompanying condensed consolidated financial statements, the Company re-evaluated its accounting methodology surrounding its advances to and contractual relationships with Indian tribes. As is becoming the predominant practice in the industry, management has determined to retroactively account for the advances to Indian tribes as in-substance structured notes pursuant to Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and give separate accounting recognition to the contractual notes receivable and the related contract rights when advances are made pursuant to the agreements. Historically, the Company recorded its advances to Indian tribes as development expenses or notes receivable, carried at cost, subject to allowances for doubtful collectibility, and deferred recognition of interest income due to the contingent repayment terms of the notes. As a result, the accompanying unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 have been restated to give retroactive effect to these accounting changes.

A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended June 30, 2005:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$566	$354
Unrealized gain on notes receivable	—	20
Income taxes	(171)	(214)
Net income	1	191
Net income applicable to common shares	(51)	139
Net income per share, basic and diluted	0.00	0.01

	For the Three Months Ended June 30, 2004:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$202	$157
Unrealized gain on notes receivable	—	9
Income taxes	(124)	(142)
Net income	94	130
Net income applicable to common shares	42	77
Net income per share, basic and diluted	0.00	0.01

	For the Six Months Ended June 30, 2005:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$1,118	$764
Unrealized gain on notes receivable	—	26
Income taxes	(490)	(558)
Net income	494	805
Net income applicable to common shares	389	700
Net income per share, basic	0.04	0.07
Net income per share, diluted	0.03	0.06

	For the Six Months Ended June 30, 2004:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$345	$223
Unrealized gain on notes receivable	—	474
Income taxes	(235)	(438)
Net income	183	576
Net income applicable to common shares	78	471
Net income per share, basic	0.01	0.05
Net income per share, diluted	0.01	0.04

The restatement also resulted in an increase in previously reported retained earnings as of January 1, 2004 of $612,549.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

Summary information for GED’s operations for the three and six months ended June 30, is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Management fee revenues	$2,193,235	$2,143,873	$4,091,152	$3,729,076
Income from operations	2,062,433	1,637,734	3,844,371	3,453,710
Net income	2,062,433	1,637,734	3,844,371	3,453,710

4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

As of June 30, 2005 and December 31, 2004, Full House has made advances to tribal governments totaling $7,427,138 and $6,541,337 as follows:

	June 30, 2005	December 31, 2004
Contractual (stated) amount
Michigan tribe	$7,395,764	$6,516,337
Other	31,374	25,000

	$7,427,138	$6,541,337

Estimated fair value of notes receivable related to Indian casino projects
Michigan tribe	$3,577,351	$3,098,950
Other	21,784	25,000

	$3,599,135	$3,123,950

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

The Company’s estimated minimum estimated loss is zero and its maximum exposure to loss as a result of its involvement with the Michigan project, as of June 30, 2005, is approximately $12.2 million, which is made up of the net book value of contract rights, land, and notes receivable from the Michigan tribe. This would be the case only if the project were to be abandoned and none of its assets were recoverable. The foregoing estimated range of exposure does not include defense costs as the Company’s policy is to expense legal and other litigation costs in the period incurred. Accordingly, no provision has been made in the financial statements for any such losses, but consistent with the Company’s accounting policy, notes receivable are carried at management’s best estimate of their fair value.

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

Critical Accounting Estimates and Policies

As discussed below and in note 2 to our condensed consolidated financial statements, effective for 2005, we retroactively changed our accounting for advances made to the tribes and the resultant notes receivable The estimated fair value of such notes are now accounted for as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes).

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

Long-term assets related to Indian casino projects.

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

Summary of long-term assets related to Indian casino projects. Long-term assets associated with Indian casino projects at June 30, 2005 and December 31, 2004 totaled $12,449,040 and $11,910,596, respectively, consisting of notes receivable, contract rights, net of accumulated amortization, and land held for future development. Of such amounts $12,215,755 and $11,885,596 relate to the Michigan project, for which we have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan.

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

At June 30, 2005, the sensitivity of changes in the assumptions related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

• Discount rate increases to 25%	$(210,377)
• Discount rate decreases to 20%	228,274
• Forecasted opening date delayed one year	(657,064)
• Forecasted opening date accelerated one year	804,903

Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
Aggregate face amount of the notes receivable	$7,427,138	$6,541,337
Estimated years until opening of casino:
Michigan	3.00	3.00
New Mexico	2.00	—
Montana	2.00	—
Discount rate	22.5%	22.5%

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

Project Development Costs. Project development costs result from researching and identifying new business opportunities and the start-up and pre-opening expenses associated with projects in development. These costs are primarily for legal and other professional fees and are expensed in the period in which they are incurred. Project development costs increased $540,697 for the six months ended June 30, 2005, compared to the same time period in the prior year. The increase is attributable to architectural fees of $291,570, environmental impact study costs of $228,172 and increased legal fees associated with the Michigan development and other new projects.

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

Unrealized Gains on Notes Receivable. Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects. Unrealized gains decreased $448,589 or 95% for the six months ended June 30, 2005 compared to the same period in 2004. The large amount of unrealized gains in 2004 resulted from the change in the estimated opening time of the Michigan project being changed from four years to three years.

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

Non-controlling Interest in Net Loss of Consolidated Joint Venture. RAM Entertainment, LLC, (RAM), a privately held investment company, has a 50% non-controlling interest in our consolidated joint venture, GEM. GEM’s losses are a result of development expenses associated with the Michigan project. Since RAM did not share in the expenses of GEM in the prior year under the agreement between us and RAM that effectively expired January 1, 2005, there was no non-controlling interest in the consolidated investee’s losses in the comparable prior year periods.

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

Cash flow from operations for the six months ended June 30, 2005, decreased $400,105 from the same time period in 2004, primarily as a result of income tax payments, corporate legal expenses and increased project development costs. Cash used in investing included $200,000 expended to advance our position in obtaining gaming development rights related to the Manuelito Chapter of the Navajo tribe in New Mexico. We advanced $910,801 to tribal governments, primarily the Michigan Tribe, during the six months ended June 30, 2005.

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

Quantitative and Qualitative Disclosures about Market Risk

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

	In Favor	Against	Abstain	Broker Non-vote
Election of Carl G. Braunlich	8,750,655	9,660	1,580,065	0

Election of Andre M. Hilliou	8,749,455	10,860	1,580,065	0

	In Favor	Against	Abstain	Broker Non-vote
Election of Lee A. Iacocca	8,399,970	360,345	1,580,065	0

Election of William McComas	5,118,270	3,642,045	1,580,065	0

Election of Mark J. Miller	8,750,970	9,345	1,580,065	0

Election of J. Michael Paulson	8,750,370	9,945	1,580,065	0

Ratification of Piercy Bowler Taylor & Kern as independent auditors	8,754,605	5,410	1,580,365	0

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: May 19, 2006

	By:	/s/ JAMES MEIER
James Meier
Chief Financial Officer
(on behalf of the Registrant and
as principal financial officer)