Form 10QSB/A
period 2005-09-30
FULL HOUSE RESORTS INC
filed 2006-05-22
CIK 891482

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A for Full House Resorts, Inc. for the quarterly period ended September 30, 2005, is being filed to amend and restate the items described below contained in the Company’s Quarterly Report on Form 10-QSB originally filed with the Securities and Exchange Commission on November 14, 2005.

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

To preserve the nature and character of the disclosures set forth in such Items as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-QSB on November 14, 2005 and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports and any amendments filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of the Quarterly Report on Form 10-QSB.

We did not amend our Annual Reports on Form 10-KSB or Quarterly Reports of Form 10-QSB for periods affected by the restatement that ended prior to December 31, 2003, and the financial statements and related financial information contained in such reports should no longer be relied upon and should be viewed in the context of this report.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2005 (unaudited)	DECEMBER 31, 2004
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,030,693	$2,466,365
Other	306,837	54,684
Income tax receivable	—	120,754

	2,337,530	2,641,803
Investment in unconsolidated joint venture	253,673	152,043
Notes receivable, tribal governments	3,889,404	3,123,950
Arbitration award receivable, net of allowance	976,680	—
Land held for development	3,858,832	3,858,832
Contract rights, net of accumulated amortization	5,010,185	4,927,814
Deferred income tax asset	—	64,257
Deposits and other assets	74,330	231,706

	$16,400,634	$15,000,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,432	$371,144
Accrued expenses	125,906	64,858
Income tax payable	320,894	—

	499,232	436,002

Note payable to co-venturer, including accrued interest	2,577,970	2,472,363
Deferred income tax liability	3,072	—
Other long-term liabilities	272,130	—

	2,853,179	2,472,363

Non-controlling interest in consolidated joint ventures	1,883,347	1,929,416

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,882,500 and $4,725,000 including undeclared dividends in arrears of $2,782,500 and $2,625,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(6,266,117)	(7,268,369)

	11,164,876	10,162,624

	$16,400,634	$15,000,405

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(Restated)	(Restated)
Equity in net income of unconsolidated joint venture	$1,020,863	$971,554

Operating costs and expenses
Project development costs	234,328	192,513
General and administrative	705,584	302,653
Depreciation and amortization	22,541	42,771

	962,453	537,937

Unrealized gains on notes receivable	35,071	18,039

Income from operations	93,481	451,656
Other income (expense)
Interest	(38,557)	(25,687)
Other	13,274	5,322

Income before income taxes and non-controlling interest	68,198	431,291
Non-controlling interest in loss of consolidated joint venture	218,512	—

Income before income taxes	286,710	431,291
Income taxes	(89,510)	(181,547)

Net income	197,200	249,744
Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income applicable to common shares	$144,700	$197,244

Net income per common share
Basic and diluted	$0.01	$0.02

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	10,340,380	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(Restated)	(Restated)
Equity in net income of unconsolidated joint venture	$2,909,417	$2,698,409

Operating costs and expenses
Project development costs	998,499	415,988
General and administrative	1,705,490	1,129,351
Depreciation and amortization	70,917	128,165

	2,774,906	1,673,504

Unrealized gains on notes receivable	60,648	492,204
Arbitration award, net	848,393	—

Income from operations	1,043,552	1,517,109
Other income (expense)
Interest, net	(105,608)	(77,867)
Other	35,940	5,802

Income before income taxes and non-controlling interest	973,884	1,445,044
Non-controlling interest in net loss of consolidated joint venture	675,655	—

Income before income taxes	1,649,539	1,445,044
Income taxes	(647,287)	(619,271)

Net income	1,002,252	825,773
Less undeclared dividends on cumulative preferred stock	(157,500)	(157,500)

Net income applicable to common shares	$844,752	$668,273

Net income per common share
Basic and diluted	$0.08	$0.06

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	11,173,003	11,040,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(Restated)
Net cash provided by operating activities	1,252,020	741,210

Cash flows from investing activities:
Advances to tribal governments	(1,411,505)	(767,310)
Advances to co-venturer	(629,585)	—
Repayments by co-venturer	556,171	—
Acquisition of contract rights and other assets	(207,773)	(3,690)

Net cash used in investing activities	(1,687,692)	(771,000)

Net decrease in cash and cash equivalents	(435,672)	(29,790)
Cash and cash equivalents, beginning of period	2,466,365	1,942,430

Cash and cash equivalents, end of period	$2,030,693	$1,912,640

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Subsequent to the original issuance of the accompanying condensed consolidated financial statements, the Company re-evaluated its accounting methodology surrounding its advances to and contractual relationships with Indian tribes. As is becoming the predominant practice in the industry, management has determined to retroactively account for the advances to Indian tribes as in-substance structured notes pursuant to Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes, and give separate accounting recognition to the contractual notes receivable and the related contract rights when advances are made pursuant to the agreements. Historically, the Company recorded its advances to Indian tribes as development expenses or notes receivable, carried at cost, subject to allowances for doubtful collectibility, and deferred recognition of interest income due to the contingent repayment terms of the notes. As a result, the accompanying unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004 have been restated to give retroactive effect to these accounting changes.

A summary of the significant effects of the restatement is as follows:

	For the Three Months Ended September 30, 2005:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$407	$234
Unrealized gain on notes receivable	—	35
Income taxes	(45)	(90)
Net income	34	197
Net income applicable to common shares	(19)	145
Net income per share, basic and diluted	0.00	0.01

	For the Three Months Ended September 30, 2004:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$278	$193
Unrealized gain on notes receivable	—	18
Income taxes	(146)	(182)
Net income	181	250
Net income applicable to common shares	129	197
Net income per share, basic and diluted	0.01	0.02

	For the Nine Months Ended September 30, 2005:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$1,525	$998
Unrealized gain on notes receivable	—	61
Income taxes	(535)	(647)
Net income	527	1,002
Net income applicable to common shares	370	845
Net income per share, basic	0.04	0.08
Net income per share, diluted	0.03	0.08

	For the Nine Months Ended September 30, 2004:
	As Previously Reported	As Restated
	(In thousands, except per share data)
Consolidated statement of income:
Project development costs	$623	$416
Unrealized gain on notes receivable	—	492
Income taxes	(382)	(619)
Net income	364	826
Net income applicable to common shares	207	668
Net income per share, basic and diluted	0.02	0.06

The restatement also resulted in an increase in previously reported retained earnings as of January 1, 2004 of $612,549.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

Summary information for GED’s operations for the three and nine months ended September 30, is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Management fee revenues	$2,159,990	$2,057,544	$6,251,142	$5,786,620
Income from operations	2,041,726	1,943,109	5,886,097	5,396,819
Net income	2,041,726	1,943,109	5,886,097	5,396,819

4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

As of September 30, 2005 and December 31, 2004, Full House has made advances to tribal governments totaling $7,927,842 and $6,541,337 as follows:

	September 30, 2005	December 31, 2004
Contractual (stated) amount
Michigan tribe	$7,793,376	$6,516,337
Other	134,466	25,000

	$7,927,842	$6,541,337

Estimated fair value of notes receivable related to Indian casino projects
Michigan tribe	$3,796,623	$3,098,950
Other	92,781	25,000

	$3,889,404	$3,123,950

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

6.	CONTINGENCY

Litigation involving environmental issues in Michigan has been filed to prevent the Secretary of the Interior from taking the site for the Michigan project into trust that, in the event of an unfavorable outcome, might prevent or delay the completion of the Michigan project and realization of a portion of the Company’s investment therein As a result, a draft environmental impact statement has been prepared. The Bureau of Indian Affairs, as the lead agency for these purposes, held a public hearing on August 24, 2005, in Battle Creek, Michigan to consider comments to the draft. The comment period closed on October 4, 2005 and the Company is currently preparing its response to the comments received.

The Company’s estimated minimum estimated loss is zero and its maximum exposure to loss as a result of its involvement with the Michigan project, as of September 30, 2005, is approximately $12.4 million, which is made up of the net book value of contract rights, land, and notes receivable from the Michigan tribe. This would be the case only if the project were to be abandoned and none of its assets were recoverable. The foregoing estimated range of exposure does not include defense costs as the Company’s policy is to expense legal and other litigation costs in the period incurred. Accordingly, no provision has been made in the financial statements for any such losses, but consistent with the Company’s accounting policy, notes receivable are carried at management’s best estimate of their fair value.

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

Upon opening of the casino, the difference, if any, between the then recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments impairment pursuant to Statement of Financial Accounting Standards (SFAS) No. 114 Accounting by Creditors for Impairment of a Loan, and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.

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

Summary of long-term assets related to Indian casino projects. Assets associated with Indian casino projects at September 30, 2005 and December 31, 2004 totaled $12,758,421 and $11,910,596, respectively, consisting of notes receivable, contract rights and land held for future development. Of such amounts $12,414,214 and $11,885,596 relate to the Michigan project, for which we have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan.

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

At September 30, 2005, the sensitivity of changes in the assumptions related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

• Discount rate increases to 25%	$(223,097)
• Discount rate decreases to 20%	142,842
• Forecasted opening date delayed one year	(696,793)
• Forecasted opening date accelerated one year	853,570

Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
Aggregate face amount of the notes receivable	$7,927,842	$6,541,337
Estimated years until opening of casino:
Michigan	3.00	3.00
New Mexico	2.00	—
Montana	2.00	—
Discount rate	22.5%	22.5%

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

Project Development Costs. Project development costs increased $582,511 for the nine months ended September 30, 2005, compared to the same time period in the prior year. The increase is primarily attributable to environmental impact study costs and architectural fees associated with the Michigan project. During the year, the Michigan project incurred increased expenses over prior year to expedite the EIS process, including legal fees and the engaging of executives to fast track the project for 2006. To advance our other Indian casino development projects, we have engaged architects and engineering consultants.

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

Unrealized Gains on Notes Receivable. Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects. Unrealized gains decreased $431,556 or 88% for the nine months ended September 30, 2005 compared to the same period in 2004. The large amount of unrealized gains in 2004 resulted from the change in the estimated opening time of the Michigan project being changed from four years to three years.

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

Cash flow from operations for the nine months ended September 30, 2005, increased $510,810 from the same time period in 2004, primarily due to a federal income tax refund. Cash used in investing activities increased $916,692 from the same nine months period of last year primarily due to advances to tribal governments during the nine months ended September 30, 2005. Developers of Indian gaming projects are typically expected to advance funds on behalf of tribes during the development process and before the gaming venture is approved and operational.

Indian casino projects

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

Other

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