Form 10QSB
period 2006-03-31
FULL HOUSE RESORTS INC
filed 2006-05-22
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2006, Registrant had 10,340,380 shares of its $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes  ☐    No  ☒

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,544,368	$3,275,270
Other	340,670	118,810

	2,885,038	3,394,080
Notes receivable, tribal governments	4,745,099	4,268,529
Land held for development	3,988,832	3,858,832
Contract rights, net of accumulated amortization	5,124,274	5,087,752
Deposits and other assets	201,186	199,074

	$16,944,429	$16,938,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,726	$130,580
Accrued expenses	192,798	369,268
Income tax payable	238,269	321,112

	556,793	820,960
Note payable to co-venturer, including accrued interest	2,664,527	2,619,773
Deferred income tax liability	104,336	124,807
Other long-term liabilities	272,137	272,137

	3,041,000	3,016,717

Non-controlling interest in consolidated joint venture	2,057,283	2,098,628

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $4,987,500 and $4,935,000 including undeclared dividends in arrears of $2,887,500 and $2,835,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 10,340,380 shares issued and outstanding	1,034	1,034
Additional paid-in capital	17,429,889	17,429,889
Deficit	(6,141,640)	(6,429,031)

	11,289,354	11,001,962

	$16,944,429	$16,938,267

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Equity in net income of unconsolidated joint venture	$977,564	$857,337

Operating costs and expenses
Project development costs	110,422	277,789
General and administrative	595,721	427,716
Depreciation and amortization	18,219	25,770

	724,362	731,275
Unrealized gains on valuation of notes receivable	227,192	5,168
Arbitration award, net	—	848,393

Income from operations	480,394	979,623
Other income (expense)
Interest and other income	28,255	10,499
Interest expense	(44,754)	(31,952)

Income before non-controlling interest and income taxes	463,895	958,170
Non-controlling interest in net loss of consolidated joint venture	41,345	—

Income before income taxes	505,240	958,289
Income taxes	(217,848)	(344,241)

Net income	287,392	613,929
Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)

Net income applicable to common shares	$234,892	$561,429

Net income per common share
Basic and diluted	$0.02	$0.05

Weighted average number of common shares outstanding
Basic	10,340,380	10,340,380

Diluted	11,040,928	10,915,380

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Net cash used in operating activities	$(27,408)	$(203,738)

Cash flows from investing activities:
Advances to tribal governments	(409,139)	(408,697)
Repayments by co-venturer	37,215	—
Deposits	(276,304)	—
Acquisition of contract rights and other assets	(52,266)	(200,000)

Net cash used in investing activities	(703,494)	(608,697)

Net decrease in cash and cash equivalents	(730,902)	(812,435)
Cash and cash equivalents, beginning of period	3,275,270	2,466,365

Cash and cash equivalents, end of period	$2,544,368	$1,653,930

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, from which the balance sheet information as of December 31, 2005, was derived. Certain minor reclassifications to previously reported balances have been made to conform to the current period presentation. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.	CHANGE IN ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company was required to adopt the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R), to account for its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. However, the adoption of SFAS 123R did not have any effect on the Company’s results of operations for the current quarter.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The investment in unconsolidated joint venture on the balance sheet is comprised of the Company’s 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

Summary information for GED’s operations for the three months ended March 31, is as follows:

	2006	2005
Management fee revenues	$2,079,940	$1,903,917
Net income	1,955,128	1,781,938

4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

Full House has advanced funds directly to tribes to fund tribal operations and for development expenses related to potential projects. The repayment of these notes is contingent upon the development of the projects, and ultimately, the successful operation of the facilities. The Company’s agreements with the tribes provide for the reimbursement of these advances plus applicable interest either from the proceeds of any outside financing of the development, the actual operation itself or in the event that the Company does not complete the development, from the revenues of the tribal gaming operation following completion of development activities undertaken by others.

As of March 31, 2006 and December 31, 2005, Full House has notes receivable from various tribal governments valued respectively, as follows:

	March 31, 2006	December 31, 2005
Estimated fair value of notes receivable:
Michigan tribe	$4,386,605	$4,038,427
Other	358,494	230,102

	$4,745,099	$4,268,529

Contractual (face) value of notes
Michigan tribe	$8,484,477	$8,243,344
Other	502,642	334,635

	$8,987,119	$8,577,979

Certain portions of the advances to or on behalf of the tribal governments are in dispute, which has been considered in management’s fair value estimates.

5.	CONTINGENCY

Litigation involving environmental issues in Michigan has been filed to prevent the Secretary of the Interior from taking the site for the Michigan project into trust, which in the event of an unfavorable outcome, might prevent or delay the completion of the Michigan project and realization of a portion of the Company’s investment therein. The legal challenge is pending in federal district court in Washington, D.C. As a result, a draft environmental impact statement (EIS) has been prepared. The Company anticipates the issuance of a formal acceptance of the EIS in the second quarter of 2006. Prior to the land being taken into trust by the Bureau of Indian Affairs for this project, the court must approve the EIS as well.

6.	SUBSEQUENT EVENT

On April 6, 2006, the Company signed an agreement under which it will acquire for $25.5 million (subject to upward adjustment if the operation exceeds certain financial targets during the 12 months prior to closing) all of the outstanding shares of Stockman’s Casino, Inc., which owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. The closing of the transaction is expected to occur later this year and is also subject to the receipt of all regulatory approvals and availability of adequate acquisition financing, which may include debt, equity or a combination thereof.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Full House Resorts, Inc., a Delaware corporation, develops, manages and/or invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including commercial and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc., which manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has 1,581 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area.

We also have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians, referred to herein as the Michigan tribe, for the development and management of a casino resort in the Battle Creek, Michigan area, which is currently in the pre-development stage. The planned casino resort is expected to have more than 2,000 gaming devices.

In addition, we have entered into development and gaming management agreements with the Nambé Pueblo tribe of New Mexico for the development of a coordinated entertainment venue centered on a 50,000 square foot casino to be built approximately 15 miles north of Santa Fe, New Mexico. We also have development and management agreements with the Northern Cheyenne Tribe of Montana for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreements are subject to approval by the National Indian Gaming Commission.

In April 2006, we entered into a stock purchase agreement to acquire all of the outstanding shares of Stockman’s Casino, Inc. We expect the closing of the transaction to occur later this year, subject to the receipt of all regulatory approvals and conditioned upon financing. Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada, located about one hour east of Reno. Stockman’s Casino is completing a renovation, which will result in almost 8,400 square feet of gaming space with approximately 280 gaming machines, 4 table games and a keno game. The casino has a bar, a fine dining restaurant and a coffee shop. The Holiday Inn Express has 98 guest rooms, indoor and outdoor swimming pools, a sauna, fitness club, meeting room and business center.

Critical Accounting Estimates and Policies

Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s evaluation of the fair value and recoverability of our investments in development projects, including unconsolidated and consolidated joint ventures, advances to tribal governments and intangible contract rights. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and the legal and regulatory environment. We regularly evaluate these estimates and assumptions, particularly in areas, if any, that we consider critical accounting estimates, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets is contingent upon the successful development and management of the projects, we evaluate the likelihood that the projects will be completed and then evaluate the prospective market dynamics and how the proposed facilities should compete in order to forecast future cash flows necessary to recover the recorded value of the assets. In most cases, we engage independent experts to prepare market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

Long-term assets related to Indian casino projects

We account for the estimated fair value of advances made to tribes as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes.

We evaluate the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian casino project. This process includes determining the financial feasibility of the project assuming the project is built, assessing the likelihood that the project will receive the necessary regulatory approvals and funding for construction and operations to commence, and estimating the expected timing of the various elements of the project including commencement of operations. When we enter into a service or lending arrangement, management has concluded that the probable future economic benefit is sufficient to compensate us for our efforts in relation to the perceived financial risks. No asset, including notes receivable or contract rights, related to an Indian casino project is recorded on our books unless it is considered probable that the project will be built and result in an economic benefit sufficient for us to recover the asset.

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

We also consider the status of the regulatory approval process including whether:

•	the Bureau of Indian Affairs recognizes the tribe,

•	the tribe has the right to acquire land to be used as a casino site,

•	the Department of the Interior has put the land into trust as a casino site,

•	the tribe has a gaming compact with the state government,

•	the National Indian Gaming Commission has approved a proposed management agreement, and

•	other legal or political obstacles exist or are likely to occur.

The development phase of each relationship commences with the signing of the respective agreements and continues until the casinos open for business. Thereafter, the management phase of the relationship, governed by the management contract, continues for a period of up to seven years. We make advances to the tribes, recorded as notes receivable, primarily to fund certain portions of the projects, which may bear no interest or are at below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract, we typically earn a management fee calculated as a percentage of the net operating income of the gaming facility. In addition, repayment of the loans and the manager’s fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:

•	a certain minimum monthly priority payment to the tribe,

•	repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon,

•	repayment of various debt with interest accrued thereon due to us,

•	management fee to us,

•	other obligations, and

•	the remaining funds distributed to the tribe.

Notes receivable. We account for our notes receivable from and management contracts with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as either an intangible asset, contract rights, or expensed as period costs of retaining such rights if the rights were acquired in a separate unbundled transaction.

Subsequent to its effective initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using typical market discount rates for prospective Indian casino operations, as affected by project-specific circumstances such as estimated probabilities affecting the expected opening date and changes in the status of regulatory approvals which include the six factors regarding the status of the regulatory approval process described above. The notes receivable are not adjusted to an estimated fair value that exceeds the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized during the development period. However, changes in the estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations.

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

Summary of long-term assets related to Indian casino projects. Long-term assets associated with Indian casino projects at March 31, 2006 and December 31, 2005 totaled $13,858,205 and $13,345,113, respectively, consisting of notes receivable, contract rights, net of accumulated amortization, and land held for future development. Of such amounts $12,983,383 and $12,915,011 relate to the Michigan project, for which we have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan. To recap the current status of the Michigan project:

•	the Michigan tribe is federally recognized,

•	adequate land for the proposed casino resort has not been placed in trust pending the outcome of the environmental impact statement,

•	the Michigan tribe has a valid gaming compact with the State of Michigan,

•	the National Indian Gaming Commission has not yet approved the management contract, and

•	the Bureau of Indian Affairs is expected to issue a final environmental impact statement during the first half of 2006.

At March 31, 2006, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

• Discount rate increases to 25%	$ (237,062)

• Discount rate decreases to 20%	255,921

• Forecasted opening date delayed one year	(805,703)

• Forecasted opening date accelerated one year	986,986

Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
Aggregate face amount of the notes receivable	8,987,119	$8,577,979
Estimated years until opening of casino:
Michigan	2.75	3.00
New Mexico	1.75	2.00
Montana	1.75	2.00
Discount rate	22.5%	22.5%

It is estimated that the stated interest rates during the loan repayment term will be commensurate with the inherent risk at that time.

Factors that the Company considers in arriving at a discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and discount rates produced by the widely accepted Capital Asset Pricing Model (CAPM) using the following key assumptions:

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

Management believes that under the circumstances there are essentially three critical dates and events that impact the project specific discount rate adjustment when using CAPM: (1) the date that management completes its feasibility assessment and decides to invest in the opportunity; (2) the date when construction financing has been obtained after all legal obstacles have been removed; and (3) the date that operations commence.

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

Due to our current financing arrangement for the Michigan development through our 50% ownership interest in Gaming Entertainment (Michigan), LLC, we believe we are exposed to the majority of risk of economic loss from the entity’s activities. Therefore, in accordance with FIN 46(R), Consolidation of Variable Interest Entities, we consider this venture to be a variable interest entity that requires consolidation into our financial statements. Accordingly, we adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating the 50% in-substance joint venture. Since this venture was previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

Recent Accounting Pronouncements:

In 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 will be effective for financial instruments acquired or issued during our fiscal year that begins after September 15, 2006. We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.

Results of Operations

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Equity in Net Income of Unconsolidated Joint Venture. Our share of income from the Delaware joint venture increased $120,227, or 14% for the three months ended March 31, 2006, compared to the same three-month period in 2005. The increase is due primarily to an expansion of the Midway Slots and Simulcast facilities including the addition of 140 gaming machines and extended operating hours, all of which occurred in the second quarter of 2005.

Project Development Costs. Project development costs decreased $167,367 for the three months ended March 31, 2005, compared to the same time period in the prior year because the majority of the costs related to an environmental impact study for the Michigan project were incurred during 2005.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2006, increased by $168,005 over the same period last year, due primarily to an increase of $115,767 in payroll and employee related costs in connection with new development projects. The remaining increase is attributable to increased business travel, American Stock Exchange fees and investor relations activities.

Unrealized Gains on Notes Receivable Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects, as discussed in more detail in “Critical Accounting Estimates and Policies” above. The increase in unrealized gains of $222,024 over the same period last year is due to our Indian casino projects continuing to progress towards their anticipated opening dates.

Arbitration Award, Net. The arbitration award is the cost reimbursement and damages resulting from a favorable arbitration ruling regarding terminated development and management agreements entered into in 1995 and 1997 in connection with the now terminated project in California. The settlement income of $848,393 is net of the write-off of related net gaming rights and advances and collection costs.

Non-controlling Interest in Income of Consolidated Joint Venture. RAM Entertainment, LLC, (RAM), a privately held investment company, has a 50% non-controlling interest in our consolidated joint venture, GEM. GEM’s loss consists of Michigan development costs offset by unrealized gains in the note receivable related to the Michigan project.

Liquidity and Capital Resources

The Delaware joint venture is currently our sole source of recurring income and significant positive cash flow. Distributions are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011, provides that net cash flow (after certain deductions) is to be distributed monthly to us and our joint venture partner. Our continuing cash flow is dependent on the operating performance of this joint venture and its ability to make monthly distributions.

Cash provided from operations for the three months ended March 31, 2006, increased $176,330 from the same time period in 2005, primarily due to increased distributions associated with earnings from our Delaware joint venture. Cash used in investing activities increased $94,797 from the same three months period of last year primarily due to deposits paid as part of our casino acquisition plans.

Our future cash requirements will be primarily to fund the balance of development expenses for the Michigan, Nambe, Northern Cheyenne and other projects and general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development. Additional projects are considered based on their forecasted profitability, development period and ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. A majority of these costs are advanced to the tribes and are reimbursable to us, as documented in our management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of Indian gaming developers.

Indian casino projects

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, the owner of a 50% interest in our Michigan joint venture, in exchange for funding a portion of the development costs. RAM advanced $2,381,260 to us, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. As of March 31, 2006, these contingencies had not occurred and we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without requiring payment or penalty. As part of that agreement, RAM subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms.

In February 2005, we were named as the developer and manager of a gaming project to be developed by the Manuelito Chapter of Navajo Indians in New Mexico. In order to pursue this opportunity, we entered into an agreement with NADACS, Inc., a privately held New Mexico company, to pursue the project. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for future Navajo gaming facilities. This project is subject to the consent of the Navajo Nation and compliance with its yet to be created gaming commission rules and regulations, and approval by the National Indian Gaming Commission.

In May 2005, we entered into development and management agreements with the Northern Cheyenne tribe of Montana for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300 seat bingo hall and restaurant. As part of the agreements, we have committed, on a best efforts basis, to arrange the financing for the costs associated with the development and furtherance of this project up to $17,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

In June 2005, we signed gaming development and management agreements with the Nambe Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the National Indian Gaming Commission for required regulatory approval. As part of the development agreement, we advanced $194,076 and have committed to finance costs associated with the development and furtherance of this project up to $40,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. Our agreement provides for us to be the primary obligor on any third party financing obtained for the gaming project and only the gaming revenues of the tribe would be obligated to the repayment of development costs, whether due to us or to a third party.

Other

On April 6, 2006, we signed an agreement under which it will acquire for $25.5 million (subject to upward adjustment if the operation exceeds certain financial targets during the 12 months prior to closing) all of the outstanding shares of Stockman’s Casino, Inc., which owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. The closing of the transaction is expected to occur later this year and is also subject to the receipt of all regulatory approvals and availability of adequate acquisition financing, which may include debt, equity or a combination thereof.

As of March 31, 2006, we had cumulative undeclared and unpaid dividends in the amount of $2,887,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. We do not plan to declare dividends until there is sufficient cash flow from operations. However, we are evaluating other alternatives to settle the dividends in arrears.

As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, in November 2002, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, has been delayed indefinitely.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding variable rate debt of approximately $2.4 million at March 31, 2006, is subject to variable interest rates, which averaged 7.4% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at March 31, 2006, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of March 31, 2006, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We have a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. A legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C. The ruling of the United States District Court for the District of Columbia in the case of CETAC vs. Norton entered on April 23, 2004, required a reassessment of the environmental analysis of the Michigan project. A draft environmental impact statement has been prepared and the Bureau of Indian Affairs (BIA), as the lead agency for these purposes, held a public hearing to consider comments to the draft on August 24 in the Battle Creek, Michigan area. The period for public comment closed on October 4, 2005. Based upon that public comment, the consultant, on behalf of the BIA, is drafting a final environmental impact statement which we expect to issue in the second quarter of 2006. We anticipate the issuance of a record of decision, or formal acceptance of the EIS in the second quarter of 2006. Prior to the land being taken into trust by the BIA for this project, the Court must approve the EIS as well. While there can be no guarantee of the timing of any of these rulings, we anticipate approval by the court by the end of 2006.

Item 3.	Defaults upon Senior Securities

As of March 31, 2006, we had cumulative undeclared and unpaid dividends in the amount of $2,887,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The preferred stock’s class ranks prior to the Company’s common stock with regard to dividend and liquidation rights.

Item 6.	Exhibits

10.68	Development Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated May 24, 2005.

10.69	Security and Reimbursement Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated August 23, 2005.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 19, 2006

	By:	/s/ JAMES MEIER
James Meier Chief Financial Officer (on behalf of the Registrant and as principal financial officer)