Form 10QSB
period 2006-06-30
FULL HOUSE RESORTS INC
filed 2006-08-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 19, 2006, Registrant had 11,008,380 shares of its $.0001 par value common stock outstanding.

Transitional	Small Business Disclosure Format (check one) Yes ☐ No ☒

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2006	DECEMBER 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$820,745	$3,275,270
Other	295,066	118,810

	1,115,811	3,394,080
Investment in unconsolidated joint venture	562,413	—
Notes receivable, tribal governments	5,578,419	4,268,529
Land held for development	3,988,832	3,988,832
Contract rights, net of accumulated amortization	5,165,344	5,087,752
Deposits and other assets	965,597	199,074

	$17,376,416	$16,938,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,617	$130,580
Accrued expenses	101,296	369,268
Income tax payable	—	321,112

	233,913	820,960
Note payable to co-venturer, including accrued interest	2,710,277	2,619,773
Deferred income tax liability	79,176	124,807
Other long-term liabilities	272,137	272,137

	3,061,590	3,016,717

Non-controlling interest in consolidated joint venture	2,080,579	2,098,628

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $5,040,000 and $4,987,500 including undeclared dividends in arrears of $2,940,000 and $2,887,500	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 11,008,380 shares issued and outstanding	1,101	1,034
Additional paid-in capital	19,607,302	17,429,889
Deferred compensation	(1,616,113)	—
Deficit	(5,992,026)	(6,429,031)

	12,000,334	11,001,962

	$17,376,416	$16,938,267

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Equity in net income of unconsolidated joint venture	$1,017,027	$1,031,217	$1,994,591	$1,888,554

Operating costs and expenses
Project development costs	133,386	354,100	432,024	764,172
General and administrative	1,288,677	572,190	1,696,183	999,906
Depreciation and amortization	19,321	22,606	37,539	48,376

	1,441,384	948,896	2,165,746	1,812,454

Income (loss) from operations before unrealized gains on valuation of notes receivable, tribal governments and arbitration award, net	(424,357)	82,321	(171,155)	76,100
Unrealized gain on notes receivable, tribal governments	490,557	20,409	717,749	25,577
Arbitration award, net	—	—	—	848,393

Income from operations	66,200	102,730	546,594	950,070
Other income (expense)
Interest and other income	18,077	12,167	46,332	22,666
Interest expense	(45,750)	(35,099)	(90,504)	(67,051)

Income before non-controlling interest in net (income) loss of consolidated joint venture and income taxes	38,527	79,798	502,422	905,685
Non-controlling interest in net (income) loss of consolidated joint venture	(23,296)	324,860	18,049	457,143

Income before income tax (provision) benefit	15,231	404,658	520,471	1,362,828
Income tax (provision) benefit	134,382	(213,535)	(83,466)	(557,776)

Net income	149,614	191,123	437,005	805,052
Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)	(105,000)	(105,000)

Net income applicable to common shares	$97,114	$138,623	$332,005	$700,052

Net income per common share
Basic	$0.01	$0.01	$0.03	$0.07

Diluted	$0.01	$0.01	$0.03	$0.06

Weighted-average number of common shares outstanding
Basic	10,563,047	10,340,380	10,451,098	10,340,380

Diluted	11,287,551	10,340,380	11,179,336	11,131,289

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Preferred stock		Common stock		Additional Paid-In Capital	Deficit	Deferred Compensation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2006	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,429,031)	$—	$11,001,962
Issuance of restricted stock grants	—	—	668,000	67	2,177,413	—	(1,698,125)	479,355
Previously deferred share based compensation recognized	—	—	—	—	—	—	82,012	82,012
Net income	—	—	—	—	—	437,005	—	437,005

Balances, June 30, 2006	700,000	$70	11,008,380	$1,101	$19,607,302	$(5,992,026)	$(1,616,113)	$12,000,334

	Preferred stock		Common stock		Additional Paid-In Capital	Deficit	Deferred Compensation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2005	700,000	$70	10,340,380	$1,034	$17,429,889	$(7,268,369)	$—	$10,162,624
Net income	—	—	—	—	—	805,052	—	805,052

Balances, June 30, 2005	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,463,317)	$—	$10,967,676

See notes to unaudited condensed consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Net cash provided by (used in) operating activities	$(647,790)	$236,820

Cash flows from investing activities:
Advances to tribal governments	(818,882)	(910,801)
Acquisition of contract rights and other assets	(110,893)	(202,773)
Repayments by co-venturer	37,215	—
Deposits and other costs related to the Stockman’s Casino acquisition	(863,972)	—

Net cash used in investing activities	(1,756,532)	(1,113,574)

Cash flows used in financing activities:
Offering costs	(50,203)	—

Net decrease in cash and cash equivalents	(2,454,525)	(876,754)
Cash and cash equivalents, beginning of period	3,275,270	2,466,365

Cash and cash equivalents, end of period	$820,745	$1,589,611

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. (the Company) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission (SEC).

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, from which the balance sheet information as of December 31, 2005, was derived. Certain minor reclassifications to previously reported balances have been made to conform to the current period presentation. The results of operations for the period ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.	SHARE-BASED COMPENSATION

Beginning January 1, 2006, the Company was required to adopt the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R), to account for its stock-based compensation, and elected the modified prospective method of transition. However, since all outstanding stock options were fully vested as of January 1, 2006, the adoption of SFAS 123R did not have any effect on the Company’s results of operations for the current quarter period of adoption.

On May 31, 2006 (the “Grant date”), the Company’s stockholders approved the 2006 Incentive Compensation Plan (the “Plan”), authorizing the issuance of up to 1,100,000 restricted shares of the Company’s common stock as incentive compensation to officers, directors and consultants. Also on the Grant date, Company’s compensation committee approved the issuance of 668,000 shares of restricted stock pursuant to the Plan, valued at the closing price of the Company’s stock ($3.25), with no discount. Of the total shares granted, 145,500 vested on the Grant date and the remaining 522,500 are expected to vest through January 7, 2009 upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense has initially been recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period. For the six months ended June 30, 2006, share-based compensation expense of $554,887 is included general and administrative expenses.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

Summary information for GED’s operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Management fee revenues	$2,142,493	$2,193,917	$4,222,433	$4,091,152
Net income	2,034,051	2,062,433	3,989,181	3,844,373

4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

As of June 30, 2006 and December 31, 2005, Full House has notes receivable from various tribal governments valued respectively, as follows:

	June 30, 2006	December 31, 2005
Estimated fair value of notes receivable:
Michigan tribe	$5,054,083	$4,038,427
Other	524,336	230,102

	$5,578,419	$4,268,529

Contractual (face) value of notes
Michigan tribe	$7,979,002	$8,243,344
Other	708,109	334,635

	$8,687,111	$8,577,979

Certain portions of the advances to or on behalf of the tribal governments are in dispute, the likely resolution of which has been considered in management’s fair value estimates.

5.	COMMITMENT AND CONTINGENCY

Casino acquisition. On April 6, 2006, the Company signed an agreement under which it has committed to acquire all of the outstanding shares of Stockman’s Casino, Inc., d/b/a Stockman’s Casino and Holiday Inn Express in Fallon, Nevada (Stockman’s), for $25.5 million in cash (subject to future upward adjustment if the operation exceeds certain financial targets during the 12 months prior to closing). The closing of the transaction is expected to occur in the first quarter of 2007, subject to the receipt of all necessary regulatory approvals.

The Company plans to use a combination of debt and equity financing in order to fund the proposed acquisition of Stockman’s. Accordingly, on August 4, 2006, the Company filed a registration statement on Form SB-2 with the SEC for a secondary public offering of the Company’s common stock, which registration statement is not yet effective and which contains additional information, and on July 6, 2006, the Company obtained a commitment from a bank for a $16 million financing facility to be secured by the capital stock and assets of Stockman’s. The facility will bear interest at a premium above LIBOR based on our leverage ratio and will require interest payments monthly in addition to semi-annual principal payments, which are currently expected to be $533,333. Funding is subject to finalizing definitive loan documents, receipt of regulatory approvals, no material or adverse changes, review of financial performance and collateral prior to funding, proof of insurance and endorsement of title insurance policies. We expect to use approximately $10 million from the equity offering to fund the balance of the Stockman’s acquisition price. An estimated adjusted purchase price including acquisition costs can not be reasonably determined at this time.

Preferred stock dividend. Pursuant to an agreement with one of the holders of the Company’s preferred stock, the Company has agreed to pay the accrued and unpaid dividends on the Company’s total preferred stock from a portion of the net proceeds of the Company’s aforementioned secondary public offering in the approximate amount of $3 million. That agreement also provides for the holder to convert his shares to common stock on a one-for-one basis.

Environmental litigation. Litigation involving environmental issues in Michigan has been filed to prevent the Secretary of the Interior from taking the site for the Michigan project into trust, which in the event of an unfavorable outcome, might prevent or delay the completion of the Michigan project and realization of a portion of the Company’s investment therein. The legal challenge is pending in federal district court in Washington, D.C. As a result, a final environmental impact statement (EIS) has been prepared. The Company anticipates the issuance of a formal acceptance from the Bureau of Indian Affairs of the EIS in the third quarter of 2006. However, the U.S. District Court for the D.C. District must also approve the EIS prior to the land being taken into trust by the Bureau of Indian Affairs.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Full House Resorts, Inc., a Delaware corporation, develops, manages and/or invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including commercial and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc., which manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has 1,580 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area. Harrington Raceway has undertaken an expansion and remodeling of Midway Slots and Simulcast, for which ground breaking occurred in August 2006. When the expansion is completed, Midway will have 2,000 slot machines and improved food and beverage outlets.

We also have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians, referred to herein as the Michigan tribe, for the development and management of a casino resort in the Battle Creek, Michigan area, which is currently in the pre-development stage. The planned casino resort is expected to have more than 2,000 gaming devices. This management agreement is subject to approval by the National Indian Gaming Commission.

During 2005, we entered into agreements with the Nambé Pueblo of New Mexico and the Northern Cheyenne Tribe of Montana to develop and manage gaming casinos for each. Each management agreement is subject to approval by the National Indian Gaming Commission and the project site must be approved for gaming by appropriate officials in the Department of the Interior. The proposed site for the Nambé Pueblo project is on land that is held in trust for the tribe, has been determined suitable for gaming pursuant to the Indian Gaming Regulatory Act, and is not subject to any further approvals. The proposed site for the Northern Cheyenne Tribe project is on land, which, although it is already held in trust for the tribe, must be approved by the Secretary of the Interior in conjunction with the Governor of Montana pursuant to a process set forth in the Indian Gaming Regulatory Act. In 2005, legislative bills were introduced into committees of both the U.S. Senate and House of Representatives which, if passed into law in their current form, would impact the ability of the Northern Cheyenne Tribe to use its chosen site for gaming. These bills seek to limit or curtail so-called “off-reservation” gaming by Indian tribes. Section 20 of the Indian Gaming Regulatory Act requires that gaming by Indian tribes be conducted on land which was held in trust for the benefit of the tribe prior to October 17, 1988, the effective date of such act, unless one of several exceptions stated in Section 20 applies. The currently pending legislative bills, if passed and signed into law, would eliminate some of these exceptions and place added burdens on compliance with those that remain, making it more difficult, costly and time consuming for an Indian tribe to obtain permission to use such land for gaming.

In addition, during 2005, we were chosen by the Manuelito Chapter of the Navajo Nation as its designated gaming developer and manager. We have also been in discussions with other chapters of the Navajo Nation concerning development and management of gaming facilities for them. Several determinations must be made by the Tribal Council of the Navajo Nation before gaming can be developed on tribal lands, including whether the Nation as a whole, or individual chapters in particular, will be allowed to conduct gaming, where gaming facilities will be located and which management contractors may be approved.

On April 6, 2006, we signed a Stock Purchase Agreement under which we intend to acquire all of the outstanding shares of capital stock of Stockman’s Casino, Inc. for $25.5 million. Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. The purchase price is subject to increase if the operation exceeds certain financial targets during the 12 months prior to closing of the transaction. The closing of the transaction is expected to occur near the end of this year and is subject to the receipt of all regulatory approvals and financing. We intend to finance the transaction with a portion of the net proceeds from our public offering, cash on hand and approximately $16 million of debt. On July 6, 2006, the Nevada State Bank issued a commitment for a $16 million senior secured facility to be secured by the capital stock and assets of Stockman’s Casino. The facility will have a reducing balance and bear interest at a premium above LIBOR based on our leverage ratio. Funding is subject to finalizing definitive loan documents, receipt of regulatory approvals, no material or adverse changes, review of financial performance and collateral prior to funding, proof of insurance and endorsement of title insurance policies.

Critical accounting estimates and policies

Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

The most significant accounting estimates inherent in the preparation of our financial statements are those associated with management’s evaluation of the fair value and recoverability of our investments in development projects, including unconsolidated and consolidated joint ventures, advances to tribal governments and intangible contract rights, discussed in detail below under the caption, “Long-term assets related to Indian casino projects”. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions and the legal and regulatory environment. We regularly evaluate these estimates and assumptions, particularly in areas, if any, that we consider critical accounting estimates, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets is contingent upon the successful development and management of the projects, we evaluate the likelihood that the projects will be completed and then evaluate the prospective market dynamics and how the proposed facilities should compete in order to forecast future cash flows necessary to recover the recorded value of the assets. In most cases, we engage independent experts to prepare market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

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

Summary of long-term assets related to Indian casino projects. At June 30, 2006 and December 31, 2005, long-term assets associated with Indian casino projects totaled $14,732,595 and $13,345,113, respectively, consisting of notes receivable, contract rights, net of accumulated amortization, and land held for future development. Of such amounts, $13,634,212 and $12,915,011, respectively, relate to the Michigan project, for which we have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan. To recap the current status of the Michigan project:

•	the Michigan tribe is federally recognized,

•	adequate land for the proposed casino resort has not been placed in trust pending the outcome of the environmental impact statement,

•	the Michigan tribe has a valid gaming compact with the State of Michigan,

•	the National Indian Gaming Commission has not yet approved the management contract, and

•	the Bureau of Indian Affairs is expected to issue a record of decision approving the final environmental impact statement during the third quarter of 2006.

At June 30, 2006, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

• Discount rate increases to 25%	$(224,596)
• Discount rate decreases to 20%	240,000
• Forecasted opening date delayed one year	(928,301)
• Forecasted opening date accelerated one year	1,137,169

Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Aggregate face amount of the notes receivable	$8,687,111	$8,577,979
Estimated years until opening of casino:
Michigan	2.25	3.00
New Mexico	1.50	2.00
Montana	1.50	2.00
Discount rate	22.5%	22.5%

It is estimated that the stated interest rates during the loan repayment term will be commensurate with the inherent risk at that time.

During the second quarter of 2006, the estimated opening date for the Michigan casino was accelerated from the fourth quarter of 2008 to the third quarter of 2008. Based on our meetings with the Department of Interior and the Justice Department during the second quarter of 2006, and the commencement of construction on Pokagon casino located approximately 100 miles from the intended Michigan project site, the transfer of the Michigan land into trust is estimated to occur sooner than management previously anticipated. The acceleration of the opening date resulted in approximately $250,000 of additional unrealized gains for the second quarter of 2006.

Factors that we consider in arriving at a discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and discount rates produced by the widely accepted Capital Asset Pricing Model, or CAPM, using the following key assumptions:

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

Management believes that under the circumstances, essentially three critical dates and events that impact the project specific discount rate adjustment when using CAPM: (1) the date that management completes its feasibility assessment and decides to invest in the opportunity; (2) the date that construction financing has been obtained after all legal obstacles have been removed; and (3) the date that operations commence.

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

Recently issued accounting pronouncements:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the application of FIN 48 will have on our consolidated results of operations and financial condition

In 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS155 will be effective for financial instruments acquired or issued during our fiscal year that begins after September 15, 2006. We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.

Results of operations

Six months ended June 30, 2006, compared to six months ended June 30, 2005

Equity in net income of unconsolidated joint venture. For the six months ended June 30, 2006, our share of income from the Delaware joint venture increased $106,037, or 6%, compared to the same six months period in 2005. The increase is due to an increase in the number of gaming machines and win per machine per day as well as an increased hold percentage, while expenses remained at prior year or budgeted amounts.

Project development costs. For the six months ended June 30, 2006, project development costs decreased $332,148 or 43% compared to the same time period in 2005. The decrease in the current year is due primarily to the majority of the costs related to an environmental impact study for the Michigan project were incurred during 2005.

General and administrative expenses. For the six months ended June 30, 2006, general and administrative expenses increased by $696,277 over the same period in 2005, due primarily to share-based compensation expense of $554,887 related to stock grants in the second quarter of 2006 to certain officers and directors and to a $125,000 provision for valuation allowance on a receivable.

Unrealized gains on notes receivable Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects, as discussed in more detail in “Critical Accounting Estimates and Policies” above. The increase in unrealized gains of $692,172 over the same period last year is due mainly to our Indian casino projects continuing to progress towards their anticipated opening dates. In addition, in the second quarter of 2006, we revised and accelerated the estimated opening date of our Michigan casino project by one quarter to September 2008, which resulted in additional unrealized gains of $250,024 for the second quarter of 2006.

Arbitration award, net The arbitration award is the cost reimbursement and damages resulting from a favorable arbitration ruling regarding terminated development and management agreements entered into in 1995 and 1997 in connection with the now terminated project in California. The settlement income of $848,393 is net of the write-off of related net gaming rights and advances and collection costs. The settlement was collected in December 2005.

Non-controlling interest in net (income) loss of consolidated joint venture RAM Entertainment, LLC, (RAM), a privately held investment company, has a 50% non-controlling interest in our consolidated Michigan joint venture. The joint venture’s income consists of unrealized gains in the note receivable related to the Michigan project offset by Michigan development costs.

Income taxes For the six months ended June 30, 2006, the effective income tax rate is approximately 16%, compared to 41% for the same time period in 2005. The decrease in the effective tax rate from the prior year is due primarily to additional share-based compensation expense in 2006, partially offset by unrealized gains on valuation of notes receivable from tribal governments.

Liquidity and capital resources

The Delaware joint venture is currently our sole source of recurring income and significant positive cash flow. Distributions are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011, provides that net cash flow (after certain deductions) is to be distributed monthly to us and our joint venture partner. Our continuing cash flow is dependent on the operating performance of this joint venture and its ability to make monthly distributions to us. Our portion of the management fee is subject to rebates back to the owner of Midway Slots if our fee exceeds $3,500,000 annually. The owner of Midway Slots is currently funding a renovation of the facility for which we have no financial obligation.

For the six months ended June 30, 2006, cash provided by operations decreased $884,610 from the same period in 2005, primarily due to prior year’s deposits from RAM of approximately $373,000 towards project development costs. Also, as a result of increased earnings from our Delaware joint venture, GED, the rebate paid during the quarter was approximately $200,000 higher than in the prior year. Further, this year’s June distribution from GED of $278,341 was received in July. Cash used in investing activities increased $642,958 from the same six months period of last year primarily due to deposits and other costs paid as part of our casino acquisition plans, partially offset by lower Michigan project development costs due to the completion of the environmental impact study in 2005.

Our future near-term cash requirements will be primarily to fund the acquisition of Stockman’s casino. On April 6, 2006, we signed an agreement under which we have committed to acquire for $25.5 million (subject to upward adjustment if the operation exceeds certain financial targets during the 12 months prior to closing) all of the outstanding shares of Stockman’s Casino, Inc., which owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. The closing of the transaction is expected to occur in the first quarter of 2007, subject to the receipt of all regulatory approvals and financing. On July 6, 2006, the Nevada State Bank issued a commitment for a $16 million senior secured facility to be secured by the capital stock and assets of Stockman’s Casino. The facility will bear interest at a premium above LIBOR based on our leverage ratio and will require interest payments monthly in addition to semi-annual principal payments, which are currently expected to be $533,333. Funding is subject to finalizing definitive loan documents, receipt of regulatory approvals, no material or adverse changes, review of financial performance and collateral prior to funding, proof of insurance and endorsement of title insurance policies. On August 4, 2006, we filed with the Securities and Exchange Commission a registration statement on Form SB-2 for the public offering of our common stock. We expect to use approximately $10 million from the offering to fund the balance of the purchase price. Cash and other proceeds of the offering will be used to pay regulatory expenses, fees and costs of the fundraising.

Our remaining near- and long-term cash requirements include the balance of development expenses for the Michigan, Nambe, Northern Cheyenne and other projects and our general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.

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

Indian casino projects

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, the owner of a 50% interest in our Michigan joint venture, in exchange for funding a portion of the development costs. RAM advanced $2,381,260 to us, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. As of June 30, 2006, these contingencies had not occurred and we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without requiring payment or penalty. As part of that agreement, RAM subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms.

If RAM were to exercise its conversion option, then $2.0 million would be converted to a capital contribution to the Michigan joint venture, and the balance of $381,260, plus any unpaid interest would remain as debt. As stipulated in our agreements, once the land is in trust and the management agreement is approved by the NIGC, development costs up to $12.5 million will be initially financed by RAM if not financed by another source. Total projected development costs for the Michigan project are approximately $150 million. If the proposed casino is constructed, then forecasted revenues indicate that the underlying project will generate sufficient excess operating cash flow to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe. Although we expect the existing temporary injunction against taking the land into trust to be vacated by the end of 2006, this may not occur this year or at all.

Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. If the project is developed, then a third party will be paid a royalty fee equating to 15% of the management fees earned by us in lieu of its original ownership interest in earlier contracts with the Michigan tribe.

In February 2005, we were named as the developer and manager of a gaming project to be developed by the Manuelito Chapter of Navajo Indians in New Mexico. In order to pursue this opportunity, we entered into an agreement with NADACS, Inc., a privately held New Mexico company, which has an agreement with the Manuelito Chapter to locate a developer. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for future Navajo gaming facilities. This project and other projects with Navajo chapters are subject to the consent of the Navajo Nation, including approval as a manager and grant of a gaming license, compliance with its yet to be created gaming commission rules and regulations, and approval by the National Indian Gaming Commission. As part of the agreements with the Manuelito Chapter, we have provided some advances and paid costs associated with the development and furtherance of this project. Our agreements with the Manuelito Chapter provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

In May 2005, we entered into development and management agreements with the Northern Cheyenne tribe of Montana for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300 seat bingo hall and restaurant. As part of the agreements, we have committed, on a best efforts basis, to arrange the financing for the costs associated with the development and furtherance of this project up to $18,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for its approval.

In June 2005, we signed gaming development and management agreements with the Nambe Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the National Indian Gaming Commission for required regulatory approval. As part of the development agreement, we have committed to finance costs associated with the development and furtherance of this project up to $50,000,000. We have agreed with the Nambé Pueblo tribe to amend the agreement regarding financing of up to $50,000,000. This amendment would be in keeping with the typical arrangements wherein we contract to assist tribes in securing the necessary financing as opposed to being a primary obligor. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.

Other

As of June 30, 2006, we had cumulative undeclared and unpaid dividends in the amount of $2,940,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. We plan to declare and pay the accrued dividends in the approximate amount of $3 million from a portion of the proceeds of the planned public offering in connection with our planned casino acquisition. In conjunction with the public offering, we have an agreement with the holder of 350,000 of the 700,000 outstanding shares of our Series 1992-1 Preferred Stock to pay the accrued and unpaid dividends on the preferred stock held by him from the proceeds of the offering in exchange for his agreement to convert each outstanding share of preferred stock held by him into one share of common stock and to not sell or otherwise transfer any of his shares of common stock at any time prior to the 90th day following the closing of the offering. This agreement expires on September 30, 2006.

As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, in November 2002, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, has been delayed indefinitely. We understand that the owners of the casino have located additional financing and are in the process of rebuilding the facility. During 2006, the Mississippi law was changed to allow casinos to be built on land, rather than floating on certain waterways, as previously required. At this time, we do not know the impact of the revised statute on the rebuilding of the casino.

In furtherance of the termination of our involvement in the Hard Rock Casino in Biloxi, Mississippi, we had a receivable in the amount of $125,000 from the Allen E. Paulson Family Trust, of which our chairman is a trustee and principal. Our board of directors is reviewing the facts and circumstances of the agreements. As a result, management has reassessed the probability of payment and has provided an allowance for the receivable until this matter is resolved.

See Note 5 to the unaudited condensed consolidated financial statements for a discussion of the Company’s plans to acquire Stockman’s, including its effect on liquidity and capital resources. The following table sets forth selected financial data for the years ended December 31, 2005 and 2004, as derived from our registration statement as filed on Form SB-2:

	2005	2004
Revenue	$11,256,964	$10,578,839
Net Income	$2,251,823	$2,041,493
Cash flows from operations	$2,650,330	$2,774,492

The financial results presented above may not be indicative of future performance.

Quantitative and qualitative disclosures about market risk

Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding variable rate debt of approximately $2.4 million at June 30, 2006, is subject to variable interest rates, which averaged 7.9% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at June 30, 2006, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of June 30, 2006, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We have a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. A legal challenge preventing the land from being taken into trust is pending in Federal District Court in Washington, D.C. A ruling of the United States District Court for the District of Columbia in the case of CETAC vs. Norton entered on April 23, 2004, required a reassessment of the environmental analysis of the Michigan project. A final environmental impact statement has been prepared by the Bureau of Indian Affairs (BIA), as the lead agency for these purposes. The BIA issued the final environmental impact statement on July 3, 2006. We anticipate the issuance of a record of decision, or formal acceptance of the EIS in the third quarter of 2006, following the required 30 day waiting period, which expired on August 2, 2006. The BIA received several comments during the waiting period, mostly from CETAC, which comments will be addressed in the record of decision. The Michigan tribe has submitted a motion to dismiss the lawsuit based on completion of the environmental impact statement. If successful in court, the BIA will be free to take the land into trust, as it commenced in 2002, which is the final step in utilizing the parcel for gaming.

Item 3.	Defaults upon Senior Securities

As of June 30, 2006, we had cumulative undeclared and unpaid dividends in the amount of $2,940,000 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The preferred stock’s class ranks prior to the Company’s common stock with regard to dividend and liquidation rights.

Item 4.	Submission Of Matters To A Vote Of Security Holders

We held our 2006 annual meeting on May 31, 2006 at which Carl G. Braunlich, Andre M. Hilliou, Lee A. Iacocca, William P. McComas, Mark J. Miller and J. Michael Paulson were elected to our board of directors. At the meeting our stockholders approved the amendment and restatement of our certificate of incorporation to include a new stock ownership restriction provision in connection with our application for gaming licenses in Nevada and another minor technical amendment. In addition, our stockholders adopted the 2006 Incentive Compensation Plan and ratified the appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation (PBTK), as our independent auditors. No other proposals were presented at the 2006 annual meeting. At the meeting the votes were cast as follows:

	In Favor	Withheld
Election of Carl G. Braunlich	9,998,334	21,800
Election of Andre M. Hilliou	9,998,604	21,530
Election of Lee A. Iacocca	9,998,334	21,800
Election of William McComas	6,816,834	3,203,300
Election of Mark J. Miller	9,998,334	21,800
Election of J. Michael Paulson	9,692,234	327,900

	In Favor	Against	Abstain	Broker Non-vote
Approval Of The Amendment And Restatement Of Our Certificate Of Incorporation	7,744,076	22,000	204	2,253,854
Approval And Adoption Of The Full House Resorts, Inc. 2006 Incentive Compensation Plan	7,737,707	26,440	2,133	2,253,854
Ratification of PBTK as independent auditors	9,998,283	20,900	951	0

Item 6.	Exhibits

10.75+	Form of Restricted Stock Agreement

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Executive Compensation Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 14, 2006

	By:	/s/ JAMES MEIER
James Meier
Chief Financial Officer
(on behalf of the Registrant and
as principal financial officer)