Form 10QSB
period 2006-09-30
FULL HOUSE RESORTS INC
filed 2006-11-14
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 1-32583

FULL HOUSE RESORTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3391527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4670 S. Fort Apache Road Suite 190 Las Vegas, Nevada	89147
(Address of principal executive offices)	(zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2006, Registrant had 11,008,380 shares of its $.0001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2006 (unaudited)	DECEMBER 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$902,896	$3,275,270
Other	321,842	118,810

	1,224,738	3,394,080

Investment in unconsolidated joint venture	129,370	—
Notes receivable, tribal governments	6,230,929	4,268,529
Land held for development	3,988,832	3,988,832
Contract rights, net of accumulated amortization	5,187,199	5,087,752
Deposits and other assets	1,485,524	199,074

	$18,246,592	$16,938,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$649,390	$130,580
Accrued expenses	213,904	369,268
Income tax payable	—	321,112

	863,294	820,960

Note payable to co-venturer, including accrued interest	2,759,794	2,619,773
Deferred income tax liability	143,326	124,807
Other long-term liabilities	272,137	272,137

	3,175,257	3,016,717

Non-controlling interest in consolidated joint venture	2,064,042	2,098,628

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $5,092,500 and $4,987,500 including undeclared dividends in arrears of $2,992,500 and $2,887,500	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; shares issued and outstanding: 11,008,380 and 10,340,380	1,101	1,034
Additional paid-in capital	19,607,302	17,429,889
Deferred compensation	(1,374,677)	—
Deficit	(6,089,797)	(6,429,031)

	12,143,999	11,001,962

	$18,246,592	$16,938,267

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Equity in net income of unconsolidated joint venture	$952,192	$1,020,863	$2,946,783	$2,909,417

Operating costs and expenses
Project development costs	134,321	234,328	491,801	998,499
General and administrative	1,010,343	705,584	2,781,069	1,705,490
Depreciation and amortization	18,770	22,541	56,309	70,917

	1,163,434	962,453	3,329,179	2,774,906

Unrealized gains on notes receivable, tribal governments	304,534	35,071	1,022,283	60,648

Arbitration award, net	—	—	—	848,393

Income from operations	93,292	93,481	639,887	1,043,552

Other income (expense)
Interest and other income	12,065	13,274	58,397	35,940
Interest expense	(49,517)	(38,557)	(140,021)	(105,608)

Income before non-controlling interest in net loss of consolidated joint venture and income taxes	55,840	68,198	558,263	973,884
Non-controlling interest in net loss of consolidated joint venture	76,538	218,512	94,587	675,655

Income before income taxes	132,378	286,710	652,850	1,649,539
Income taxes	(230,150)	(89,510)	(313,616)	(647,287)

Net income (loss)	(97,772)	197,200	339,234	1,002,252
Less undeclared dividends on cumulative preferred stock	(52,500)	(52,500)	(157,500)	(157,500)

Net income (loss) applicable to common shares	$(150,272)	$144,700	$181,734	$844,752

Net income (loss) per common share
Basic and diluted	$(0.01)	$0.01	$0.02	$0.08

Weighted-average number of common shares outstanding
Basic	11,008,380	10,340,380	10,638,900	10,340,380

Diluted	11,700,295	10,340,380	11,340,262	11,173,003

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Preferred stock		Common stock		Additional paid-In capital	Deficit	Deferred compensation	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2006	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,429,031)	$—	$11,001,962
Issuance of restricted stock grants	—	—	668,000	67	2,177,413	—	(1,698,125)	479,355
Previously deferred share-based compensation recognized	—	—	—	—	—	—	323,448	323,448
Net income	—	—	—	—	—	339,234	—	339,234

Balances, September 30, 2006	700,000	$70	11,008,380	$1,101	$19,607,302	$(6,089,797)	$(1,374,677)	$12,143,999

	Preferred stock		Common stock		Additional paid-in capital	Deficit	Deferred compensation	Total stockholders’ equity
	Shares	Amount	Shares	Amount

Balances, January 1, 2005	700,000	$70	10,340,380	$1,034	$17,429,889	$(7,268,369)	$—	$10,162,624
Net income	—	—	—	—	—	1,002,252	—	1,002,252

Balances, September 30, 2005	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,266,117)	$—	$11,164,876

See notes to unaudited condensed consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Net cash provided by (used in) operating activities	$(359,018)	$793,229

Investing activities:
Advances to tribal governments, net of $350,401 and $463,791 expensed	(768,569)	(947,714)
Acquisition of contract rights and other assets	(149,397)	(207,773)
Repayments by co-venturer	37,215	556,171
Advances to co-venturer	—	(629,585)
Deposits and other costs related to the Stockman’s Casino acquisition	(1,055,402)	—

Net cash used in investing activities	(1,936,153)	(1,228,901)

Financing activities:
Deferred offering costs	(77,203)	—

Net decrease in cash and cash equivalents	(2,372,374)	(435,672)
Cash and cash equivalents, beginning of period	3,275,270	2,466,365

Cash and cash equivalents, end of period	$902,896	$2,030,693

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. (the Company) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, from which the balance sheet information as of December 31, 2005, was derived. Certain minor reclassifications to previously reported balances have been made to conform to the current period presentation. The results of operations for the period ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.	SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R), to account for its stock-based compensation, and elected the modified prospective method of transition. Accordingly, for the nine months ended September 30, 2006, share-based compensation expense of $797,473 is included general and administrative expenses. Since all outstanding stock options were fully vested as of January 1, 2006, the adoption of SFAS 123R did not have any effect on the Company’s results of operations for 2006 and because no options were granted in the prior periods presented, there is no pro forma presentation necessary to demonstrate what would have been the effect of applying the fair value recognition provisions of SFAS No. 123 on historical reported results of operations for 2005.

On May 31, 2006 (the Grant Date), the Company’s stockholders approved the 2006 Incentive Compensation Plan (the Plan), authorizing the issuance of up to 1,100,000 restricted shares of the Company’s common stock as incentive compensation to officers, directors and consultants. Also on the Grant Date, the Company’s compensation committee approved the issuance of 668,000 shares of restricted stock pursuant to the Plan, valued at the closing price of the Company’s stock ($3.25), with no discount (See also Note 5). Of the total shares granted, 145,500 vested on the Grant Date and the remaining 522,500 are expected to vest through January 7, 2009, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense has initially been recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in Gaming Entertainment (Delaware), LLC (GED), a joint venture between the Company and Harrington Raceway Inc., carried on the equity method of accounting.

Summary information for GED’s operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Management fee revenues	$2,020,443	$2,159,990	$6,242,876	$6,251,142
Net income	1,904,384	2,041,726	5,893,565	5,886,097

Since GED has no non-operating income or expenses and no income tax provision, income from operations is the same as net income for each period presented.

4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

The Company has advanced funds directly to tribes to fund tribal operations and for development expenses related to potential projects. The repayment of these notes is contingent upon the development of the projects, and ultimately, the successful operation of the facilities. The Company’s agreements with the tribes provide for the reimbursement of these advances plus applicable interest either from the proceeds of any outside financing of the development, the actual operation itself or in the event that the Company does not complete the development, from the revenues of the tribal gaming operation following completion of development activities undertaken by others.

As of September 30, 2006 and December 31, 2005, Full House has notes receivable from various tribal governments valued respectively, as follows:

	September 30, 2006	December 31, 2005
Estimated fair value of notes receivable:
Michigan tribe	$5,552,360	$4,038,427
Other	678,569	230,102

	$6,230,929	$4,268,529

Contractual (face) value of notes
Michigan tribe	$8,332,010	$8,243,344
Other	866,240	334,635

	$9,198,250	$8,577,979

Certain portions of the advances to or on behalf of the tribal governments are in dispute, the likely resolution of which has been considered in management’s fair value estimates.

The following table summarizes the changes in notes receivable, tribal government for December 31, 2005 to September 30, 2006:

	Total	Michigan tribe	Other tribes
Balances, January 1, 2006	$4,268,529	$4,038,427	$230,102
Total advances	1,439,915	908,310	531,605
Advances allocated to contract rights	(149,397)	—	(149,397)
Advances expensed as period costs	(350,401)	(350,401)	—
Unrealized gains	1,022,283	956,024	66,259

Balances, September 30, 2006	$6,230,929	$5,552,360	$678,569

5.	COMMITMENTS AND CONTINGENCY

Casino acquisition. On April 6, 2006, the Company signed an agreement under which it has committed to acquire all of the outstanding shares of Stockman’s Casino, Inc., d/b/a Stockman’s Casino and Holiday Inn Express in Fallon, Nevada (Stockman’s), for $25.5 million in cash subject to potential future upward adjustment if the operation exceeds certain financial targets during the 12 months prior to closing. Based on unaudited Stockman’s financial results for the period end September 30, 2006, management expects that the adjustment to the purchase price will be between $400,000 and $800,000. The closing of the transaction is expected to occur in the first quarter of 2007, subject to the receipt of all necessary regulatory approvals.

The Company plans to use a combination of debt and equity financing in order to fund the proposed acquisition of Stockman’s. Accordingly, the Company filed a registration statement on Form SB-2 with the SEC for a public offering of the Company’s common stock, which registration statement is not yet effective as of the date of preparation of this report. Also, on July 6, 2006, the Company obtained a commitment from a bank for a $16 million financing facility to be secured by the capital stock and assets of Stockman’s. The financing facility is to bear interest at a premium above LIBOR based on the Company’s leverage ratio and will require monthly interest and semi-annual principal payments, which are currently expected to approximate $530,000 annually. Funding is to be subject to finalizing definitive loan documents, receipt of regulatory approvals and other customary closing conditions. Management expects to use approximately $10 million from the equity offering to fund the balance of the Stockman’s acquisition price. In the event the acquisition does not take place, approximately $1.4 million of long-term assets, consisting primarily of deposits and capitalized deferred offering costs associated with the planned acquisition and related fund raising activities, would be written off.

Preferred stock dividend. Pursuant to agreements with the holders of the Company’s preferred stock, the Company has agreed, conditioned on successful fund raising, to pay accrued and unpaid dividends on the Company’s preferred stock of approximately $3 million, using a portion of the net proceeds of the Company’s aforementioned public offering. The agreements also provide for the holders to convert their preferred shares to common stock on a one-for-one basis.

Consulting Agreement. On September 25, 2006, the Company entered into a consulting agreement with Lee Iacocca, one of its directors, under the terms of which Mr. Iacocca will provide consulting services to the Company related to marketing and advertising for a period of three years. In consideration of these services, the Company has agreed to grant Mr. Iacocca 300,000 restricted shares of the Company’s common stock to be valued at the closing price on the grant date with no discount, which vest in equal amounts over the three year term of the agreement or immediately on his death. The Company expects to issue those shares in the fourth quarter of 2006.

In addition, as part of the agreement, Mr. Iacocca will forfeit 250,000 options to purchase the Company’s common stock at an exercise price of $3.69 per share that had previously been granted and vested. The restricted stock grant will be initially recorded as deferred compensation expense, reported as a reduction of stockholders’ equity and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period. Based upon the closing price of the Company’s common stock of $3.20 at October 16, 2006, the Company expects that $960,000 of additional share-based compensation expense will be amortized over the term of the consulting agreement (three years). The forfeit of the 250,000 of options had no effect on the financial statements, since the options were fully vested.

Environmental litigation. During the quarter ended September 30, 2006, previously reported litigation involving environmental issues related to the proposed Firekeepers Casino in Battle Creek, Michigan was settled. The terms of the settlement dismiss all environmental claims and should allow for the Bureau of Indian Affairs to take into trust the land designated for the Michigan Tribe’s casino. In exchange, the Company has agreed not to open a casino to the public for a period of 18 months beginning September 29, 2006, but will proceed with seeking financing for the project and the necessary approvals of the management agreement from the National Indian Gaming Commission so that the land can be transferred into trust, and the Company can work on the design and construction planning for the project. On October 26, 2006, the plaintiff filed an appeal on one issue, which addresses the basis under the Indian Gaming Regulatory Act (IGRA) pursuant to which this land is deemed suitable for gaming and is scheduled to be heard on an expedited basis. The Company has been advised by counsel that even if the appeal is successful, there are additional bases under IGRA for the Michigan Tribe to be permitted to use the land for gaming.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Full House Resorts, Inc., a Delaware corporation, develops, manages and invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including commercial and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc., which has a management contract through 2011 with Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has 1,580 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area. Harrington Raceway has undertaken an expansion and remodeling of Midway Slots and Simulcast, for which ground breaking occurred in August 2006. When the expansion is completed, which is expected in the summer of 2007, Midway will have 2,000 slot machines and improved food and beverage outlets.

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

On April 6, 2006, we signed a Stock Purchase Agreement under which we intend to acquire all of the outstanding shares of capital stock of Stockman’s Casino, Inc. for $25.5 million. Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. The purchase price is subject to increase if the operation exceeds certain financial targets during the 12 months prior to closing of the transaction. The closing of the transaction is expected to occur near the end of this year and is subject to the receipt of all regulatory approvals and financing. We intend to finance the transaction with a portion of the net proceeds from our public offering, cash on hand and approximately $16 million of debt. On July 6, 2006, the Nevada State Bank issued a commitment for a $16 million senior secured facility to be secured by the capital stock and assets of Stockman’s Casino. The facility will have a reducing balance and bear interest at a premium above LIBOR based on our leverage ratio. Funding is subject to finalizing definitive loan documents, receipt of regulatory approvals and customary closing conditions.

Critical accounting estimates and policies

Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

The most significant accounting estimates inherent in the preparation of our financial statements are those associated with management’s evaluation of the fair value and recoverability of our investments in development projects, including unconsolidated and consolidated joint ventures, advances to tribal governments and intangible contract rights, discussed in detail below under the caption, “Long-term assets related to Indian casino projects”. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact and project specific and takes into account factors such as historical experience, current and expected economic conditions and the legal and regulatory environment. We regularly evaluate these estimates and assumptions, particularly in areas, if any, that we consider critical accounting estimates, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets is contingent upon the successful development and management of the projects, we evaluate the likelihood that the projects will be completed and then evaluate the prospective market dynamics and how the proposed facilities should compete in order to forecast future cash flows necessary to recover the recorded value of the assets. In most cases, we engage independent experts to prepare and periodically update market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

Long-term assets related to Indian casino projects

We account for the estimated fair value of advances made to tribes as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes.

Because our right to recover our advances and development costs with respect to Indian gaming projects is limited to the future net revenues of the proposed gaming facilities, we evaluate the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian casino project. This process includes determining the financial feasibility of the project assuming the project is built, assessing the likelihood that the project will receive the necessary regulatory approvals and funding for construction and operations to commence, and estimating the expected timing of the various elements of the project including commencement of operations. When we enter into a service or lending arrangement, management has concluded, based on feasibility analyses and legal reviews, that there is a high probability (typically 90%) that the project will be completed and that the probable future economic benefit is sufficient to compensate us for our efforts in relation to the perceived financial risks. In arriving at our initial conclusion of probability, we consider both positive and negative evidence. Positive evidence ordinarily consists not only of project-specific advancement or progress, but the advancement of similar projects in the same and other jurisdictions, while negative evidence ordinarily consists primarily of unexpected, unfavorable legal, regulatory or political developments such as adverse actions by legislators, regulators or courts. Such positive and negative evidence is reconsidered at least quarterly. No asset, including notes receivable or contract rights, related to an Indian casino project is recorded on our books unless it is considered probable that the project will be built and result in an economic benefit sufficient for us to recover the asset.

In initially determining the financial feasibility of the project, we analyze the proposed facilities and their location in relation to market conditions, including customer demographics and existing and proposed competition for the project. Typically, independent consultants are also hired to prepare and periodically update market and financial feasibility reports. These reports are reviewed by management and updated periodically as conditions change.

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

Subsequent to its effective initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using typical market discount rates for prospective Indian casino operations, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as on-going litigation, the status of regulatory approvals and other factors previously noted. The notes receivable are not adjusted to an estimated fair value that exceeds the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations.

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

The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our Indian casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day. Our estimates of the number of units and daily win per unit for the first year of operation for our Michigan project are (1) 2000 devices ($210), (2) 44 table games ($2,250), and (3) 8 poker tables ($500). For the second through fifth year of operations, we estimate that our cash flow from management fees from the Michigan project will increase 4% to 10% annually. Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flow greatly exceeds the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are five Northern Indiana riverboats whose published win per device per day has consistently averaged above $300, as compared to $210 used in our undiscounted cash flow analysis. Our Michigan project is also located approximately 120 miles west of Detroit and 100 miles northeast of another Michigan Indian casino project which is under construction near New Buffalo. Both were considered but not thought to be as directly competitive to our Michigan project as the Northern Indiana riverboats.

Summary of long-term assets related to Indian casino projects

Long-term assets associated with Indian casino projects are summarized as follows:

	September 30, 2006	December 31, 2005
Michigan project:

Notes receivable, tribal governments	$5,552,360	$4,038,427
Contract rights, net	4,704,647	4,754,597
Land held for development	3,858,832	3,858,832

	14,115,839	12,651,856

Other projects:

Notes receivable, tribal governments	678,569	230,102
Contract rights, net	482,552	333,155
Land held for development	130,000	130,000

	1,291,121	693,257

	$15,406,960	$13,345,113

As noted above, the Michigan project comprises the majority of long-term assets related to Indian casino projects. We have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the tribe (without interest until the opening of the project as required by the National Indian Gaming Commission and thereafter with interest at prime plus 1%) and a management fee equal to 26% of the net operating income of the casino (as defined) for a period of seven years. While the advances are expected to be repaid prior to commencement of operations, if they are not, the repayment term is seven years, commencing 30 days from the opening of the project. Before the issuance of our 2004 Form 10-KSB, we learned that the United States Supreme Court had upheld the validity of tribal-state gaming compact with the State of Michigan, which resulted in a reduction of our estimated timetable for opening the casino from four to three years. However, because of other legal delays experienced during 2005, our estimate at December 31, 2005 of the time until opening remained three years.

During the second quarter of 2006, we accelerated the estimated opening date for the Michigan casino from the fourth quarter of 2008 to the third quarter of 2008. Based on our meetings with the Department of Interior and the Justice Department during the second quarter of 2006, and the commencement of construction on Pokagon casino located approximately 100 miles from the intended Michigan project site, we estimate the transfer of the Michigan land into trust will occur sooner than we previously anticipated. The acceleration of the opening date resulted in approximately $250,000 of additional unrealized gains for the second quarter of 2006. These estimates include approximately 16 months to complete the required construction.

In arriving at our estimated opening date, we considered the status of the following conditions and estimated the time necessary to obtain the required approvals, secure financing and complete the construction:

•	the Michigan tribe is federally recognized,

•	adequate land for the proposed casino resort has not been placed in trust pending the outcome of the environmental impact statement,

•	the Michigan tribe has a valid gaming compact with the State of Michigan,

•	the National Indian Gaming Commission has not yet approved the management contract, and

•	the Bureau of Indian Affairs issued a record of decision approving the final environmental impact statement on September 4, 2006.

At September 30, 2006, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

• Discount rate increases to 25%	$(219,874)
• Discount rate decreases to 20%	233,758
• Forecasted opening date delayed one year	(1,019,821)
• Forecasted opening date accelerated one year	1,249,281

Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
Aggregate face amount of the notes receivable	$9,198,250	$8,577,979

Estimated years until opening of casino:
Michigan	2.00	3.00
New Mexico	1.25	2.00
Montana	1.25	2.00

Discount rate	22.5%	22.5%

Estimated probability rate of casino opening:
Michigan	90%	90%
New Mexico	90%	90%
Montana	90%	90%

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that SFAS No. 157 will have on our financial position, results of operations and operating cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the application of FIN 48 will have on our consolidated results of operations and financial condition

In February 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS155 will be effective for financial instruments acquired or issued during our fiscal year that begins after September 15, 2006. We presently do not expect SFAS 155 to be applicable to any instruments likely to be acquired or issued by us.

Results of operations

Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

Equity in net income of unconsolidated joint venture. For the nine months ended September 30, 2006, our share of income from the Delaware joint venture increased $37,366, or 1%, compared to the same nine months period in 2005. The increase is due to an increase in the win per machine per day partially offset by an increase to the estimated annual management fee rebate.

Project development costs. For the nine months ended September 30, 2006, project development costs decreased $506,698, or 51%, compared to the same time period in 2005. The majority of the costs related to an environmental impact study for the Michigan project were incurred during 2005.

General and administrative expenses. For the nine months ended September 30, 2006, general and administrative expenses increased by $1,075,579 over the same period in 2005, due primarily to share-based compensation expense of $770,323 related to stock grants to certain officers and directors in the second quarter of 2006, combined with additional 2006 payroll-related expenses of $168,750 for estimated bonuses and bad debt expense of $125,000.

Unrealized gains on notes receivable Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects, as discussed in more detail in “Critical Accounting Estimates and Policies” above. The increase in unrealized gains of $961,635 over the same period last year is due mainly to our Indian casino projects continuing to progress towards their anticipated opening dates. In addition, during the second quarter of 2006, based upon developing favorable events regarding certain environmental litigation, we revised and accelerated the estimated opening date of our Michigan casino project by one quarter to September 2008, which resulted in additional unrealized gains of $250,024 for the second quarter of 2006.

Arbitration award, net The arbitration award is the cost reimbursement and damages resulting from a favorable arbitration ruling regarding terminated development and management agreements entered into in 1995 and 1997 in connection with the now terminated project in California. The settlement income of $848,393 is net of the write-off of related net gaming rights and advances and collection costs related to the terminated project. The settlement was collected in December 2005.

Non-controlling interest in net loss of consolidated joint venture RAM Entertainment, LLC, (RAM), a privately held investment company, has a 50% non-controlling interest in our consolidated Michigan joint venture. The joint venture’s net loss consists of unrealized gains in the note receivable related to the Michigan project offset by Michigan development costs.

Income taxes For the nine months ended September 30, 2006, the effective income tax rate is approximately 48%, compared to 39% for the same time period in 2005. The increase in the effective tax rate from the prior year is due primarily to additional share-based compensation expense related to restricted stock grants in 2006, partially offset by unrealized gains on valuation of notes receivable from tribal governments.

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

For the nine months ended September 30, 2006, cash provided by operations decreased $1,152,247 from the same period in 2005, primarily due to prior year’s tax refund of roughly $500,000 and current year’s taxes paid and increase in salaries. Also, as a result of increased earnings from our Delaware joint venture, GED, the rebate paid was approximately $200,000 higher than in the prior year. Cash used in investing activities increased $248,461 from the same nine-month period of last year primarily due to deposits and other costs paid as part of our casino acquisition plans, partially offset by lower Michigan project development costs due to the completion of the environmental impact study in 2005.

Our future near-term cash requirements will be primarily to fund the acquisition of Stockman’s casino. On April 6, 2006, we signed an agreement under which we have committed to acquire for $25.5 million (subject to upward adjustment if the operation exceeds certain financial targets during the 12 months prior to closing) all of the outstanding shares of Stockman’s Casino, Inc., which owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. The closing of the transaction is expected to occur in the first quarter of 2007, subject to the receipt of all regulatory approvals and financing. On July 6, 2006, the Nevada State Bank issued a commitment for a $16 million senior secured facility to be secured by the capital stock and assets of Stockman’s Casino. The facility will have a reducing balance and bear interest at a premium above LIBOR based on our leverage ratio. Interest is to be paid monthly and principal payments are required every six months. Funding is subject to finalizing definitive loan documents, receipt of regulatory approvals, no material or adverse changes, review of financial performance and collateral prior to funding, proof of insurance and endorsement of title insurance policies. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the public offering of our common stock. We expect to use approximately $10 million of the net proceeds from the offering to fund the balance of the purchase price.

Our remaining near- and long-term cash requirements include the balance of development expenses for the Huron, Nambe, Northern Cheyenne and other projects and our general and administrative expenses. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.

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

Indian casino projects

Because we have received proposals from several funding sources for our Indian casino projects, we expect to successfully obtain third party funding for the construction stage of our Indian casino projects. However, if none of these proposals result in funding on acceptable terms, we could either sell our rights to one or more projects and land held, find a partner with funding, or abandon the project and have our receivables reimbursed from the gaming operations, if any, developed by another party.

Presently, we do not generate sufficient internal cash flow to fund the construction phase of our Indian casino projects. If we were to discontinue any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. At September 30, 2006, the notes receivable from Indian tribes have been discounted approximately $3 million below the contractual value of the notes and the related contract rights are valued below the anticipated cash flow from the management fees of the projects.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, the owner of a 50% interest in our Michigan joint venture, in exchange for funding a portion of the development costs. RAM advanced $2,381,260 to us, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. As of September 30, 2006, these contingencies had not occurred and we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without requiring payment or penalty. As part of that agreement, RAM subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms.

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

In June 2005, we signed gaming development and management agreements with the Nambe Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the National Indian Gaming Commission for required regulatory approval. As part of the development agreement, we are responsible for arranging financing of up to $50,000,000. Our agreements with the tribe provide for the reimbursement of our advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.

Other

As of September 30, 2006, we had cumulative undeclared and unpaid dividends in the amount of $2,992,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. We plan to declare and pay the accrued dividends in the approximate amount of $3 million from a portion of the proceeds of the planned public offering in connection with our planned casino acquisition. In conjunction with the public offering, we have executed agreements with the holders of the 700,000 outstanding shares of our Series 1992-1

Preferred Stock to pay the accrued and unpaid dividends on the preferred stock from the proceeds of the offering in exchange for their agreement to convert each outstanding share of preferred stock into one share of common stock and to not sell or otherwise transfer any shares of common stock at any time prior to the 90th day following the closing of the offering. These agreements expire on November 30, 2006 but management believes they can be renewed.

As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, in November 2002, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, has been delayed. The fate of the facility is uncertain and we may not receive any additional fees from that licensing agreement. During 2006, the Mississippi law was changed to allow casinos to be built on land, rather than floating on certain waterways, as previously required. At this time, we do not know the impact of the revised statute on the rebuilding of the casino.

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

Our total outstanding variable rate debt of approximately $2.4 million at September 30, 2006, is subject to variable interest rates, which averaged 8.25% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at September 30, 2006, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of September 30, 2006, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos (TOMAC) in Ingham County circuit court, Michigan. The lawsuit challenged the constitutionality of the approval process of four gaming compacts between the state of Michigan and Indian tribes, including the Huron Band. After several years of litigation, on July 30, 2004, the Michigan supreme court ruled that the Michigan legislature did not violate the state constitution when it approved the four tribal casino compacts in 1998 by a resolution. This ruling removed the objection to the tribal-state compact between the Michigan tribe and the state of Michigan to allow class III casino gaming at the proposed site near Battle Creek. However, the Michigan supreme court remanded for further proceedings one issue related to the governor’s authority to amend the compacts. The Michigan court of appeals found the governor’s amendment powers illegal. In response to the appeal by the state of that ruling, TOMAC has argued before the Michigan supreme court that the compacts as a whole must be held invalid. While the Huron compact has not been amended, reversal by the court finding that the compact as a whole is invalid would disallow Class III gaming at our Battle Creek, Michigan site.

In December 1999, the Michigan tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the Bureau of Indian Affairs (BIA). The parties selected a parcel of land for the gaming enterprise, which was purchased in September 2003, and completed a fee-to-trust application that was submitted to the BIA in February 2002. On August 9, 2002, the Department of Interior issued its notice to take the land into trust for the benefit of the Michigan tribe. On August 30, 2002 Citizens Exposing Truth About Casinos filed a complaint in United States district court for the District of Columbia, seeking to prevent this land from being taken into trust. On April 23, 2004, the U.S. district court rejected all of the plaintiff’s arguments except it found that the environmental assessment was insufficient and entered an injunction prohibiting the BIA from taking the land into trust until a more complete environmental analysis was done. The BIA issued an environmental impact statement in August 2006 and the final agency action of a record of decision in September 2006, following which the lawsuit was settled on September 29, 2006, and the injunction removed. The BIA is now able to take the land into trust, as it commenced in 2002. The terms of the settlement dismiss all environmental claims and allow the BIA to take into trust the land designated for the Michigan tribe’s casino. In exchange we have agreed not to open a casino to the public for a period of 18 months from September 29, 2006 but will proceed with seeking financing for the project and the necessary approvals of the management agreement from the National Indian Gaming Commission so that the land can be transferred into trust, and work on the design and construction planning for the project. On October 26, 2006, the plaintiff filed and appeal on one issue, which addresses the basis under the Indian Gaming Regulatory Act (IGRA) pursuant to which this land is deemed suitable for gaming and is scheduled to be heard on an expedited basis. The Company has been advised by counsel that even if the appeal is successful, there are additional bases under IGRA for the Michigan Tribe to permit the land to be used for gaming.

Item 3. Defaults upon Senior Securities

As of September 30, 2006, we had cumulative undeclared and unpaid dividends in the amount of $2,992,500 on the 700,000 outstanding shares of our 1992-1 Preferred Stock. Such dividends are cumulative whether or not declared, and are currently in arrears. The preferred stock’s class ranks prior to the Company’s common stock with regard to dividend and liquidation rights.

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

Date: November 14, 2006

	By:	/s/ JAMES MEIER
James Meier
Chief Financial Officer
(on behalf of the Registrant and
as principal financial officer)