Form 10KSB
period 2006-12-31
FULL HOUSE RESORTS INC
filed 2007-04-02
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $3,700,916.

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 29, 2007 was: $73,006,648.

The number of shares outstanding of registrant’s $.0001 par value common stock, as of March 27 2007, was 19,212,276 shares.

Documents Incorporated By Reference

The information required by Part III of this Form 10-KSB, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-KSB relates.

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I

Item 1.	Description of Business.

BACKGROUND

We develop, manage and invest in gaming related opportunities. In May 1994, Lee Iacocca, who has been one of our directors since 1998, brought to us several opportunities to become involved in gaming projects, including the proposed Firekeeper’s Casino near Battle Creek, Michigan with the Nottawaseppi Huron Band of Potawatomi, (the Michigan tribe), and a “racino” in Harrington, Delaware. As a result of these opportunities, we are currently a 50% investor in Gaming Entertainment (Delaware), LLC (GED), a joint venture with Harrington Raceway, Inc. that manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has approximately 1,580 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area. Midway is undergoing a $40 million expansion and remodeling scheduled to open in the summer of 2007 increasing the number of gaming devices to over 2,000. In addition, through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC (GEM), we and RAM Entertainment, LLC, a privately-held investment company, have an agreement to develop and manage the Firekeeper’s Casino near Battle Creek, Michigan for the Michigan tribe.

On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, a Nevada corporation, which operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada from the James R. Peters Family Trust. Pursuant to our April 6, 2006 stock purchase agreement with the trust, the land on which Stockman’s Casino and Holiday Inn Express operate was transferred to the corporation, which now owns all of the land and buildings related to the operation.

We also have agreements with the Nambé Pueblo of New Mexico and the Northern Cheyenne Tribe of Montana for the development and management of gaming facilities in New Mexico and Montana, respectively. We have been selected by the Manuelito Chapter of the Navajo Nation to develop and manage gaming facilities near Gallup, New Mexico and have been in discussions with other chapters of the Navajo Nation regarding similar gaming ventures.

Project Currently Operating

Midway Slots and Simulcast-—Harrington, Delaware

Midway Slots, a division of Harrington Raceway, Inc., which operates video lottery terminals (gaming devices) under the supervision of the Delaware State Lottery Office, commenced operations on August 20, 1996. Gaming Entertainment (Delaware), LLC, our unconsolidated 50% owned investee, provided over $11 million in financing, managed the development of the project and currently provides management services to Harrington Raceway, Inc. for a fee under a 15-year contract, which expires in 2011. The fee is based primarily on a percentage of gross revenues and operating profits of Midway Slots, subject to an annual limitation. The gaming facility was originally 35,000 square feet and opened with 500 gaming devices, a simulcast parlor and a small buffet. Following expansions in 1998 and 2000, the facility now includes a 450-seat buffet, a 50-seat diner, and an entertainment lounge area and accommodates 1,581 gaming devices.

In March 2006, Harrington Raceway, Inc announced a substantial expansion and renovation of Midway Slots with an increase of 66,630 square feet to the existing 75,128 square feet and an increase to 2,000 slot machines together with remodeling and expansion of the food and beverage and related amenities. This expansion is on schedule to open during the summer of 2007.

Midway Slots is located in Harrington, Delaware on Route 13, approximately 20 miles south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. and is one of three gaming facilities operating in Delaware. The closest competing casino is in Dover and operated 2,000 devices until recently, the maximum number allowed in Delaware. In February 2006, the law was changed to allow up to 4,000 gaming devices at each of the three authorized locations in Delaware. Dover Downs now operates over 2,800 gaming devices, up from 2000 prior to February 2006. The third facility is approximately 60 miles north of Harrington. In 2004, the Pennsylvania legislature passed a law authorizing gambling. Included in the authorized types of games are slot machines similar to those operated in Delaware. During 2006 and in January 2007, the Pennsylvania Gaming Control Board issued licenses for operators and gaming equipment suppliers. Several of the “racino” licensed facilities have subsequently opened. Harrington Raceway is located the furthest South of the three authorized gaming locations in Delaware and does not attract a substantial patronage from Pennsylvania. We have not seen and do not anticipate that the commencement of gaming operations in Pennsylvania will have a material adverse effect on our operations.

The Maryland legislature has considered numerous gaming proposals over the past several legislative sessions, but none has been enacted. While the current administration is more favorably inclined toward gaming and there is mounting pressure from existing racing interests to allow some form of casino-type gaming in the state, there is no definitive action being taken. We cannot gauge the impact of gaming in Maryland if it is allowed until the nature, type and extent of gaming is defined.

Stockman’s Casino

On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, a Nevada corporation, which operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada from the James R. Peters Family Trust. Pursuant to our April 6, 2006 stock purchase agreement with the trust, the land on which Stockman’s Casino and Holiday Inn Express operate was transferred to the corporation, which now owns all of the land and buildings related to the operation. Stockman’s Casino owns and operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada, located about one hour East of Reno. Fallon is the location of Naval Air Station Fallon, the home of the Naval Strike and Air Warfare Center. Stockman’s Casino recently completed a renovation, which expanded operations to include almost 8,400 square feet of gaming space with approximately 280 gaming machines, 4 table games and a keno game. The casino has a bar, a fine dining restaurant and a popular coffee shop. The Holiday Inn Express has 98 guest rooms, indoor and outdoor swimming pools, a sauna, fitness club, meeting room and business center.

Projects in Development

Nottawaseppi Huron Band of Potawatomi—Battle Creek, Michigan

Our controlling 50% interest in the Michigan project results from a series of agreements executed in January 1995 with the Michigan tribe to develop and manage gaming and non-gaming commercial opportunities on reservation lands in south central Michigan. When developed, the Firekeeper’s Casino will target potential customers in the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as the Ft. Wayne, Indiana area.

The Michigan tribe achieved final federal recognition as a tribe in April 1996 and obtained a gaming compact from Michigan’s governor early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998, along with compacts for three other tribes.

A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos, known as TOMAC, in Ingham County Circuit Court, Michigan. The lawsuit challenged the constitutionality of the approval process of four gaming compacts between the State of Michigan and Indian tribes, including the Michigan tribe. After several years of litigation, on July 30, 2004, the Michigan Supreme Court ruled that the Michigan Legislature did not violate the state constitution when it approved the four tribal casino compacts in 1998 by a resolution. This ruling removes the objection to the Tribal-State Compact between the Michigan tribe and the State of Michigan to allow Class III casino gaming at the proposed site near Battle Creek. However, the Michigan Supreme Court remanded for further proceedings one issue related to the Governor’s authority to amend the Compacts. The Michigan Court of Appeals found the Governor’s amendment powers illegal. In response to the appeal by the state of that ruling, TOMAC has argued before the Michigan Supreme Court that the Compacts as a whole must be held invalid. While the Huron compact has not been amended, reversal by the court finding that the compact as a whole is invalid would disallow Class III, but not Class II, gaming at our Battle Creek, Michigan site.

In December 1999, the management agreements with the Michigan tribe, along with the required licensing applications, were submitted to the NIGC. We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Michigan tribe, have incorporated all the appropriate changes. In June 2006, we entered into a revised management agreement with the Michigan tribe, which supersedes the previous temporary facility management agreement, in accordance with our current plans to forego a temporary facility and develop a full-scale permanent facility. The revised management agreement is subject to approval by the NIGC, which has undertaken an investigation into our suitability as well as that of RAM Entertainment, the owner of the other 50% of Gaming Entertainment (Michigan) LLC, and Green Acres Casino Management Company, which will be paid a finder’s fee of approximately 15% of the management fees received.

Also in December 1999, the Michigan tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the BIA. The parties selected a parcel of land for the gaming enterprise, which was purchased in September 2003, and completed a fee-to-trust application that was submitted to the BIA in February 2002. On August 9, 2002, the Department of Interior issued its notice to take the land into trust for the benefit of the Michigan tribe. On August 30, 2002 Citizens Exposing Truth About Casinos filed a complaint in United States District Court for the District of Columbia, seeking to prevent this land from being taken into trust. On April 23, 2004, the U.S. District Court rejected all of the plaintiff’s arguments except it found that the environmental assessment was insufficient and entered an injunction prohibiting the BIA from taking the land into trust until a more complete environmental analysis was done. The BIA issued an environmental impact statement in August 2006 and the final agency action of a record of decision in September 2006, following which the lawsuit was settled and the injunction removed. The terms of the settlement dismiss all environmental claims and allow the BIA to take into trust the land designated for the Michigan tribe’s casino. In exchange we have agreed not to open a casino to the public for a period of 18 months from September 29, 2006 but have and will proceed with seeking financing for the project and the necessary approvals of the management agreement from the National Indian Gaming Commission so that the land can be transferred into trust, and work on the design and construction planning for the project. On October 26, 2006, the plaintiff filed an appeal on one issue, which addresses the basis under the Indian Gaming Regulatory Act, known as IGRA, pursuant to which this land is deemed suitable for gaming and is scheduled to be heard on an expedited basis. Appellant filed its brief on appeal in a timely manner on January 26, 2007 and reply briefs were filed by February 26, 2007. The matter is pending oral argument before the appellate court on May 14, 2007. We have been advised by counsel that even if the appeal is successful, there are additional bases under the IGRA for the Michigan tribe to permit the land to be used for gaming. On December 22, 2006, the BIA took the land into trust. We continue to pursue approval by the NIGC of the management agreement, and are in the process of finalizing design, construction and financing plans. Assuming all approvals are received later this summer and permanent financing can be arranged we hope to commence construction of the facility late this year. This schedule, if achieved, may allow the casino to open as early as the third quarter of 2008, with approximately 2,000 slot machines and 44 table games.

Our joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. If the project is developed, then Green Acres Casino Management Company will be paid a royalty fee equating to 15% of management fees in lieu of its original ownership interest in earlier contracts with the Michigan tribe. The terms of our management agreement are subject to approval and possible modification by the NIGC.

In February 2002, following our acquisition of our then partner’s interest in the Michigan project, we entered into an agreement with RAM Entertainment, LLC, whereby RAM was admitted as a 50% member in our Michigan and California joint ventures in exchange for providing a portion of the necessary funding for the development of the projects. Accordingly, RAM loaned us $2,381,260, which we used to retire an outstanding loan. The loan is secured by our income from our Delaware joint venture. RAM has the right to convert the loan into a $2,000,000 capital contribution and a $381,260 short-term loan to the Michigan venture, once our management agreements receive regulatory approval, and the gaming site is taken into trust for the Michigan tribe. We expect RAM will convert the loan upon the occurrence of these contingencies. As of the date hereof, the land has been taken into trust but the management agreement has not yet received regulatory approval. On May 31, 2005, we entered into an agreement with RAM to modify certain terms of the investor agreement. The parties agreed that RAM would advance one-half of the continuing development expenses for the Michigan project up to a maximum of $800,000, to extend the maturity date of the loan to July 1, 2007 with further extensions at its option, to allow interest on the loan to accrue without payment and to modify certain other terms of the agreement concerning repayment from the gaming operations. RAM has already advanced the maximum $800,000 toward the development expenses. As of December 31, 2006, total advances to or on behalf of the Michigan tribe, related to reimbursable development costs, were $12,728,428 ($9,939,013 funded by Full House Resorts and $2,789,415 by RAM). We expect total development costs for the project, subject to changes in design and financing, will be approximately $158 million.

The closest competition to the proposed Michigan project is located in Detroit, approximately 100 miles from the Battle Creek area. We do not believe that the gaming facilities in Detroit will have a material adverse impact on the proposed Michigan project. In addition, the BIA recently took land into trust for the benefit of the Pokagon Band of Potawatomi Indians casino project known as the Four Winds Casino in the New Buffalo, Michigan area, approximately 100 miles south of the Huron location. Ground has been broken for that development which is expected to open in August 2007. That facility is expected to contain about 125,000 square feet of gaming space with 3,000 slot machines and 100 table games. Our market studies and development efforts have already taken into account the impact of that facility.

The Gun Lake tribe is planning a casino development in Wayland, Michigan, approximately 90 miles northwest of our site. This development lacks a gaming compact with the state, a requirement for conducting Las Vegas-style casino gaming, and is the subject of a court injunction prohibiting continued development until environmental impact concerns are addressed. While the size and scope of the facility are subject to change, we believe it will be housed in an existing warehouse building of 228,000 square feet with approximately 2,000 gaming machines. While our market assessments have taken into account some gaming activity at this site, we cannot estimate the impact of this facility until its plans and the legal challenges are more defined.

Nambé Pueblo Indian Tribe—Santa Fe, New Mexico

In April 2004, the Nambé Pueblo signed a letter of intent to negotiate a management agreement with us for a proposed casino to be built approximately 15 miles north of Santa Fe, New Mexico. On October 3, 2004, the tribe passed a referendum which approved development of the casino. On January 26, 2005, the Tribal Council voted to select us as the developer and manager of the tribe’s casino project. During 2005, we entered into development and management agreements with the tribe, which provide for a management fee of 30% of revenues net of prizes and operating expenses. The management agreement was submitted in March 2006 for approval by the NIGC in accordance with federal law. The master plan of economic development includes a full-scale casino with other amenities to follow. In order to approve the management agreement, the NIGC must comply with the National Environmental Policy Act, (NEPA) On March 12, 2007, the NIGC signed a Finding of No Significant Impact (FONSI). Presuming no objection, that FONSI will become final 30 days following it being made public. The Tribe has engaged Innovation Capital and Western International Securities to arrange up to $50 million in financing for the project. Provided approval of our management contract by the NIGC is received this summer, the final design is approved by the tribe and financing can be arranged and construction commences late this year, we expect the casino will open in the third quarter of 2008, with approximately 600 slot machines and 8 table games.

Northern Cheyenne Tribe—Decker, Montana

On March 7, 2005, we signed a letter of intent with the Northern Cheyenne Tribe of Montana to explore gaming and other economic development. In May 2005, we signed a development agreement and in January 2006 we signed a revised gaming management agreement for the development and management of a site held in trust for the tribe in the Tongue River Reservoir area. The management agreement provides for a management fee of 30% of revenues net of prizes and operating expenses. Plans are for a 25,000 square foot facility housing 250 gaming devices and related amenities. The proposed site for this project is on land, which although held in trust for the tribe, must be approved by the Secretary of the Interior and the Governor of Montana, pursuant to the Indian Gaming Regulatory Act. We have commenced the environmental review to comply with the NEPA and have requested NIGC approval of the management agreement. The tribe is also holding discussions with the Governor of Montana to extend and expand the gaming compact existing with the State of Montana which is set to expire in 2007. We expect to complete the environmental assessment in the third quarter of 2007, that the BIA will accept the environmental assessment and issue a Finding of No Significant Impact on the environment and we expect the casino will open in the third quarter of 2008 provided all approvals are received in a timely manner.

Navajo Nation—New Mexico

On February 20, 2005, the Manuelito Chapter of the Navajo Nation selected us to develop and manage a gaming facility near Gallup, New Mexico. If developed, we expect the casino will be a 50,000-square-foot facility with 600 slot machines and eight table games. We have also been in discussions with other chapters of the Navajo Nation to develop and manage other gaming facilities. Each of these development projects requires the approval and consent of the Navajo Nation. The Navajo Nation has created a gaming office and retained the services of an executive director for that office. The Navajo Nation must still determine whether the Navajo Nation as a whole, or individual chapters in particular, will be allowed to conduct gaming, and if so, which individual chapters will be allowed to conduct gaming, where gaming will be authorized and which management contractors may be approved, among other things. In addition, other issues related to gaming are to be decided by the Navajo Nation. Until there is consent from the Nation which will allow us to determine the terms of formal management and/or development agreements, we have entered into simple agreements with the Manuelito Chapter specifying the development costs we will advance during a defined and limited term and obligating the Chapter's economic development corporation to reimburse us those advanced costs from any and all gaming revenues that the corporation may receive from future gaming operations.

We have also been selected by the Shiprock Chapter of the Navajo Nation to develop and manage a gaming facility in Shiprock, New Mexico. Plans for the casino include a 50,000-square-foot facility with 500 slot machines, eight table games, three food outlets, a gift shop, lounge and other amenities. As with the Manuelito Chapter, the Navajo Nation must still determine whether the Navajo Nation as a whole, or individual chapters in particular, will be allowed to conduct gaming, and if so, which individual chapters will be allowed to conduct gaming, where gaming will be authorized, and which management contractors may be approved, among other things.

Both of these development projects are pending resolution by the Navajo Nation of jurisdictional and procedural matters pertaining to the relationship of the Nation and individual Chapters control and operation of gaming.

Discontinued Projects

Hard Rock Casino, Biloxi, Mississippi

In November 2002, we entered into a termination agreement with Hard Rock Café International with respect to licensing the rights to develop a Hard Rock Café-themed casino and hotel in Biloxi, Mississippi. We received $100,000 in exchange for relinquishing any right we had to prevent Hard Rock from entering into any other licensing agreements in Mississippi prior to the original contract termination date of November 20, 2003, and we also sold the land we previously acquired in connection with the proposed development. Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period for annual fees of $100,000 or 10% of the licensing fees, whichever is greater. During 2003 and within the one-year period, Hard Rock executed a new licensing agreement. Our consulting fees become payable upon opening of the facility. The casino was scheduled to open on September 1, 2005. On August 29, 2005, Hurricane Katrina devastated the Mississippi Gulf Coast, causing substantial damage to the Hard Rock Casino facility. The current casino developer has publicly announced its intention to open the casino in the summer of 2007 (see their website).

Government Regulation

The ownership, management, and operation of gaming facilities are subject to many federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances are different in each jurisdiction, but primarily deal with the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

We may not own, manage or operate a gaming facility unless we obtain proper licenses, permits and approvals. Applications for a license, permit or approval may be denied for reasonable cause. Most regulatory authorities license, investigate, and determine the suitability of any person who has a material relationship with us. Persons having material relationships include officers, directors, employees, and security holders.

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

Delaware Regulatory Matters

As the owner of at least 10% of the management company operating video lottery machines in Delaware, we are subject to approval under the Delaware Video Lottery Code in order for our Delaware joint venture to maintain its license to manage the video lottery location of Midway Slots at Harrington Raceway. That law authorized the ownership and operation of video lottery machines, as defined in the law and commonly known as slot machines, by the State Lottery Office through certain licensed agents, including our Delaware joint venture.

The lottery director has discretion to adopt such rules and regulations as the lottery director deems necessary or desirable for the efficient and economical operation and administration of the system, including:

•	type and number of games permitted;

•	pricing of games;

•	numbers and sizes of prizes;

•	manner of payment;

•	value of bills, coins or tokens needed to play;

•	requirements for licensing agents and service providers;

•	standards for advertising, marketing and promotional materials used by licensed agents;

•	procedures for accounting and reporting;

•	registration, kind, type, number and location of video lottery (slot) machines on a licensed agent’s premises;

•	security arrangements for the video lottery system; and

•	reporting and auditing of financial information of licensed agents.

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

Nevada Regulatory Matters

In order to acquire and own Stockman’s Casino or any other gaming operation in Nevada, we are subject to the Nevada Gaming Control Act and to the licensing and regulatory control of the Nevada State Gaming Control Board, the Nevada Gaming Commission, and various local, city and county regulatory agencies.

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy which are concerned with, among other things:

•

the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	application of appropriate accounting practices and procedures;

•	maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues;

•	record-keeping and reporting to the Nevada gaming authorities;

•	fair operation of games; and

•	the raising of revenues through taxation and licensing fees.

In May 2006, we applied for registration with the Nevada Gaming Commission as a publicly traded corporation, which was granted on January 25, 2007. The registration is not transferable and requires periodic payment of fees. The Nevada gaming authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by the licensing agency. If a Nevada gaming authority determines that we violated gaming laws, then the approvals and licenses we hold could be limited, conditioned, suspended or revoked, and we, and the individuals involved, could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Gaming Commission. Each type of gaming device, slot game, slot game operating system, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada State Gaming Control Board and, in some cases, the Nevada Gaming Commission. We must regularly submit detailed financial and operating reports to the Nevada State Gaming Control Board. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Gaming Commission.

Certain of our officers, directors and key employees are required to be, and have been, found suitable by the Nevada Gaming Commission and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the Nevada Gaming Commission. Changes in specified key positions must be reported to the Nevada Gaming Commission. In addition to its authority to deny an application for a license, the Nevada Gaming Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Gaming Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

The Nevada Gaming Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada State Gaming Control Board in connection with the investigation. Any person who acquires more than 5% of our voting securities must report the acquisition to the Nevada Gaming Commission; any person who becomes a beneficial owner of 10% or more of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “institutional investor,” as such term is defined in the regulations of the Nevada Gaming Commission, which acquires more than 10% but not more than 15% of our voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. The Nevada Gaming Commission has amended its regulations pertaining to institutional investors to temporarily allow an institutional investor to beneficially own more than 15%, but not more than 19%, if the ownership percentage results from a stock repurchase program. These institutional investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a gross misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or

•	give remuneration in any form to that person.

If a security holder is found unsuitable, then we may be found unsuitable if we fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

The Nevada Gaming Commission may also, in its discretion, require any other holders of our debt or equity securities to file applications, be investigated and be found suitable to own the debt or equity securities. The applicant security holder is required to pay all costs of such investigation. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Gaming Commission, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Gaming Commission, we:

•	pay to the unsuitable person any dividends, interest or any distribution whatsoever;

•	recognize any voting right by such unsuitable person in connection with such securities;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion; exchange, liquidation or similar transaction.

We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Commission at any time, and to file with the Nevada Gaming Commission, at least annually, a list of our stockholders. The Nevada Gaming Commission will have the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission.

As a licensee or registrant, we may not make certain public offerings of our securities without the prior approval of the Nevada Gaming Commission. Also, changes in control of us through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada State Gaming Control Board and approval by the Nevada Gaming Commission.

The Nevada legislature has declared that some repurchases of voting securities, corporate acquisitions opposed by management, and corporate defense tactics affecting Nevada gaming licensees, and registered companies that are affiliated with those operations, may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming licensees and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Because we are a registered company, approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s participation in foreign gaming. We currently comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•

engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability.

In May 2006, we adopted a compliance plan and appointed a compliance committee consisting of Carl Braunlich, one of our directors, and Barth Aaron, our general counsel, in accordance with Nevada Gaming Commission requirements. Our compliance committee will meet quarterly and be responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

Indian Gaming

Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, (the Regulatory Act), is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations.

The terms and conditions of management agreements or other agreements, and the operation of casinos on Indian Land, are subject to the Regulatory Act, which is implemented by the NIGC. The contracts also are subject to the provisions of statutes relating to contracts with Indian tribes, which are supervised by the Department of the Interior. The Regulatory Act is interpreted by the Department of the Interior and the NIGC and may be clarified or amended by the judiciary or legislature.

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

The Regulatory Act also regulates Indian gaming and management agreements. The NIGC must approve management agreements and collateral agreements, including agreements like promissory notes, loan agreements and security agreements. A management agreement can be approved only after determining that the contract provides for:

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

Under the Regulatory Act, we must provide the NIGC with background information, including financial statements and gaming experience, on:

•	each person with management responsibility for a management agreement;

•	each of our directors; and

•	the ten persons who have the greatest direct or indirect financial interest in a management agreement to which we are a party.

The NIGC will not approve a management company and may void an existing management agreement if a director, key employee or an interested person of the management company:

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

•	has tried to influence any decision or process of tribal government relating to gaming. Contracts may also be voided if:

•	the management company has materially breached the terms of the management agreement, or the tribe’s gaming ordinance; or

•	a trustee, exercising the skill and diligence to which a trustee is commonly held, would not approve such management agreement.

The Regulatory Act divides games that may be played on Indian Land into three categories. Class I Gaming includes traditional Indian games and private social games and is not regulated under the Regulatory Act. Class II Gaming includes bingo, pull tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at a location where bingo is played. Class III Gaming includes all other commercial forms of gaming, such as video casino games (e.g., video slots, video blackjack), so-called “table games” (e.g., blackjack, craps, roulette), and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

Class II Gaming is allowed on Indian Land if performed according to a tribal ordinance which has been approved by the NIGC and if the state in which the Indian Land is located allows such gaming for any purpose. Class II Gaming also must comply with several other requirements, including a requirement that key management officials and employees be licensed by the tribe.

Class III Gaming is permitted on Indian Land if the same conditions that apply to Class II Gaming are met and if the gaming is performed according to the terms of a written gaming compact between the tribe and the host state. The Regulatory Act requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts, and gives Indian tribes the right to get a federal court order to force negotiations.

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

Under the Regulatory Act, Indian tribal governments have primary regulatory authority over gaming on Indian Land within the tribe’s jurisdiction unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including us, are subject to the provisions of tribal ordinances and regulations on gaming.

Tribal-State compacts have been litigated in several states, including Michigan. In addition, many bills have been introduced in Congress that would amend the Regulatory Act, including bills introduced in 2005 that seek to limit “off reservation” gaming by Indian tribes. If the Regulatory Act were amended, then the governmental structure and requirements by which Indian tribes may perform gaming could be significantly changed, which could have an impact on our future operations and development of tribal gaming opportunities.

During the 109th Congress bills were introduced in both the Senate and House of Representatives which, if enacted, substantially curtail the ability of Indian tribes to conduct gaming on lands which were not held in trust as of the date of passage of the IRGA, October 17, 1988. While neither bill passed, the Secretary of the Interior has recently announced his intention to review the regulations applicable to that section of the IGRA. Any change in such regulations may restrict, further limit or increase the costs and timing of finding land suitable for Indian gaming.

Costs and Effects of Compliance with Environmental Laws

In order to have land taken into trust or otherwise be approved for use by an Indian tribe for gaming purposes by the BIA, as a federal agency, the BIA is required to comply with NEPA. Likewise, in order for the NIGC to approve a management agreement for us to manage an Indian gaming casino as required by the Indian Gaming Regulatory Act, the NIGC, as a federal agency, is required to comply with NEPA. For these purposes NEPA requires a federal agency to consider the effect on the human, physical and natural environment of a development project as part of its approval process. Compliance with NEPA begins with conducting an environmental assessment, which considers the factors identified in NEPA, as implemented by the Council on Environmental Quality, and determines whether the development will cause a significant impact on the environment. If not, the federal agency may issue a finding of no significant impact. If the federal agency determines the development project may cause a significant impact on the environment, then it will conduct a further study resulting in an environmental impact statement, which considers all impacts on the environment and what can be done to mitigate those impacts. Since this constitutes action by a federal agency, any of these determinations can be the subject of litigation as was commenced by Citizens Exposing the Truth About Casinos with respect to the Michigan project, which is described below under the heading “Legal Proceedings.”

As reported, an environmental impact statement was prepared by the BIA reviewing the impacts caused by the proposed Nottawaseppi Huron Band of Potawatomi casino project in Michigan. This effort is conducted by environmental engineers and those in related fields whose services are compensated by the proponent of the project. In this case, pursuant to our agreement with the Michigan tribe, we are advancing these costs subject to the tribe’s agreement to reimburse these and other costs related to the development project from the proceeds of the casino once open. The environmental impact statement was finalized in August 2006 and the BIA issued a record of decision in September 2006.

During 2005 and 2006, we also funded environmental assessments related to the casino development project for the Nambé Pueblo and for the Northern Cheyenne Tribe. The environmental assessment related to the Nambé Pueblo project is on behalf of the NIGC in conjunction with its required approval of the management agreement between us and the tribe. The environmental assessment related to the Northern Cheyenne Tribe is on behalf of the BIA in conjunction with its approval of the land chosen by the tribe for its casino site for use for gaming. The environmental assessment for the Nambe Pueblo project was completed in March 2007 and a finding of no significant impact or FONSI was adopted by the NIGC on March 12, 2007. We anticipate the environmental assessment for the Northern Cheyenne project will be completed during the third quarter of 2007. As stated above, the result of an environmental assessment can be a determination of a FONSI or the requirement that an environmental impact statement be prepared. While we are unable to predict the determination to be made by the BIA in Montana, to date we have no reason to believe that there are significant impacts to the environment caused by the Northern Cheyenne development project.

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

In Michigan, there are three gaming facilities operating in Detroit and numerous other Indian casinos. The closest competitor to our location is approximately 100 miles away in Detroit and offers approximately 2,500 gaming devices and 100 table games. We do not believe that these gaming facilities in Detroit will have a material adverse impact on the proposed Michigan project. In addition, the BIA recently took land into trust for the benefit of the Pokagon Band of Potawatomi Indians casino project known as the Four Winds Casino in the New Buffalo, Michigan area, approximately 100 miles south of the Huron location. Ground has been broken for that development which is expected to open in August 2007. That facility is expected to contain about 125,000 square feet of gaming space with 3,000 slot machines and 100 table games. Our market studies and development efforts have already taken into account the impact of that facility.

The Gun Lake tribe is planning a casino development in Wayland, Michigan, approximately 90 miles northwest of our site. This development lacks a gaming compact with the state, a requirement for conducting Las Vegas-style casino gaming, and is the subject of a court injunction prohibiting continued development until environmental impact concerns are addressed. While the size and scope of the facility are subject to change, we believe it will be housed in an existing warehouse building of 228,000 square feet with approximately 2,000 gaming machines. While our market assessments have taken into account some gaming activity at this site, we cannot estimate the impact of this facility until its plans are and the legal challenges are more defined.

Midway Slots is one of three facilities currently operating in Delaware. Our facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have a negative impact on our facility. The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities.

The Maryland legislature has considered numerous gaming proposals over the past several legislative sessions, but none has been enacted. While it is believed that the current administration is more favorably inclined toward gaming and there is mounting pressure from existing racing interests to allow some form of casino-type gaming in the state, there is no definitive action being taken. We cannot gauge the impact of gaming in Maryland if it is allowed until the nature, type and extent of gaming is defined.

In 2004, the Pennsylvania legislature passed a law authorizing gambling. Included in the authorized types of games are slot machines similar to those operated in Delaware to be conducted at racetracks, selected stand-alone facilities and selected resort hotel sites. During 2006 and in January 2007, the Pennsylvania Gaming Control Board issued licenses for operators and gaming equipment suppliers. Several of the “racino” licensed facilities have subsequently opened. Harrington Raceway is located the furthest South of the three authorized gaming locations in Delaware and does not attract a substantial patronage from Pennsylvania. We have not seen and do not anticipate that the commencement of gaming operations in Pennsylvania has or will have a material adverse effect on our operations. Additionally, we are in constant competition with other companies in the industry to acquire other legal gaming sites and for opportunities to develop and manage casinos on Indian land. Many of our competitors are larger in terms of potential resources and personnel. Competition in the gaming industry could adversely affect our ability to attract customers and thus, adversely affect future operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from our managed casinos to competitors in those jurisdictions.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

In addition to factors discussed elsewhere in this Form 10-KSB, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of Full House.

Development of new casinos is subject to many risks, some of which we may not be able to control - The opening of our proposed gaming facilities will depend on, among other things, obtaining adequate financing, the completion of construction, hiring and training of sufficient personnel and obtaining all regulatory licenses, permits, allocations and authorizations. The number of the approvals by federal and state regulators and other authorities needed to construct and open new gaming facilities is extensive, and any delay in obtaining or the failure to obtain these approvals could prevent or delay the completion of construction or opening of all or part of the gaming facilities or otherwise adversely affect the design and features of the proposed casinos.

Even if approvals and financing are obtained, building a new casino is a major construction project that entails significant risks. These risks include, but are not limited to:

•	shortages of materials or skilled labor;

•	unforeseen engineering, environmental and/or geological problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	unavailability of construction equipment.

Obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of these planned casino developments or otherwise affect their design. In addition, once developed, we may be unable to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.

We have a limited base of operations - Our principal operations currently consist of the Stockman’s Casino and Holiday Inn Express in Fallon, Nevada and the management of one facility in Delaware, Midway Slots. These limited sources of income, combined with the potentially significant investment associated with any new managed facilities, may cause our operating results to fluctuate significantly. Additionally, delays in the opening of any future casinos or our failure to open a new casino could also significantly adversely affect our profitability. Future growth in revenues and profits will depend on our ability to increase the number of our owned and managed casinos and facilities or develop new business opportunities. We may be unable to successfully acquire, develop or manage any additional casinos or facilities.

We will need additional capital to fund development projects and pursue additional gaming opportunities - We are obligated to arrange for up to $50 million of financing in connection with the Nambé Pueblo project, and up to $18 million in financing in connection with the Northern Cheyenne Tribe project and additional financing for the Michigan tribe project, which is projected to be approximately $150 million. We may be unable to arrange the required additional financing on acceptable terms or at all. An inability to raise funds when needed might require us to delay, scale back or eliminate some of our planned expansion and development goals, and might require us to cease operations entirely.

We have limited recourse against tribal assets - Development of our gaming opportunities will require us to make, arrange or guarantee substantial loans to tribes for the construction, development, equipment and operations of the relevant casino. We also make advances to tribes in connection with our development and management agreements. Our only recourse for collection of indebtedness from, and repayment of advances to, a tribe or money damages for breach or wrongful termination of such agreements is from revenues, if any, from prospective casino operations. Under our management agreements, the repayment of our loans made to a tribe and other distributions due from a tribe (including management fees) is subordinated in favor of other obligations of the tribe to other parties related to the casino operations. Accordingly, in the event of a default by a tribe under such obligations, our loans and other claims against the tribe will not be repaid until such default has been cured or the tribe’s senior casino-related creditors have been repaid in full. In addition, because we have not yet filed financing statements to perfect our security interest in the net revenues from the proposed casinos, the repayment of our loans and advances made to a tribe and other distributions due to us from a tribe may also be subordinated in favor of other creditors.

The Indian tribes have sovereign powers and we may be unable therefore to enforce remedies against them - The tribes with which we have agreements are independent governments that have rights to tax persons and enterprises conducting business on their lands. They also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their tribal lands. As a sovereign power, Indian tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by the U.S. Congress. Thus, state laws generally do not apply to tribes or to activities taking place on tribal lands. In the absence of a conflicting federal or properly authorized state law, tribal law governs. Unless another law is specified, contracts with the tribes are governed by tribal law (and not state or federal law). In our agreements with these tribes, we generally have agreed that state law will govern the rights and obligations under these agreements. However, such provisions may be unenforceable particularly with respect to remedies against collateral located on tribal lands and they offer no protection against third-party claims against the collateral. If such provisions are determined to be unenforceable, then we may be unable to recover any amounts loaned or advanced to the tribes.

The waiver of sovereign immunity and jurisdiction provisions in our agreements may not be enforceable and thus we may be further limited in recourse with respect to Indian tribes and their assets - Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. In order to sue them (or one of their agencies or instrumentalities), the tribe must have clearly and explicitly waived its sovereign immunity with respect to the matter in dispute. The various Indian tribes that are parties to our management, development and related agreements have granted a limited waiver of their sovereign immunity only to the extent of providing for binding arbitration, judicial review, and enforcement of any arbitration award in any court of competent jurisdiction. In the event that the waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against the tribes.

Assuming that the tribes have clearly and explicitly waived their sovereign immunity, the question remains as to the forum in which a lawsuit or other action can be brought against them, particularly with respect to the enforcement of any arbitration award generally provided for under our agreements with the tribes. Since the parties to a transaction cannot confer jurisdiction on a court which does not otherwise have jurisdiction, it is possible that neither a federal nor a state court would have jurisdiction over a case relating to them. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Indians. Federal courts may have jurisdiction if a federal question is raised by the suit, which is unlikely in a typical contract suit or other enforcement action. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against an Indian tribe because the tribe would not be considered a citizen of any state. Accordingly, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. State courts may also lack jurisdiction over suits brought by us against a tribe in the states in which we operate casinos.

The remedies available against the tribes also depend, at least in part, upon the rules of comity requiring initial exhaustion of remedies of tribal tribunals and, as to some judicial remedies, the tribe’s consent to jurisdictional provisions contained in the disputed agreements. The U.S. Supreme Court has held that where a tribal court exists, the jurisdiction in that forum must first be exhausted before any dispute can be properly heard by federal courts which would otherwise have jurisdiction. Where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court must first rule as to the limits of its own jurisdiction. In this event, we could be subjected to substantial delay, cost and expense while seeking such remedies pursuant to the relevant tribe’s procedures of which currently there may be none and they are not obligated to create any. In addition, unless the decisions of the tribunals of the specific tribe violate applicable state or federal law, there might be no effective right to appeal such decisions in state or federal court. Many tribes have established tribal courts to hear cases relating to their tribes or arising on their reservations. Although a tribe’s constitution may permit the establishment of a tribal court system, they may not have one nor are they obligated to establish one.

The tribes with which we have agreements have agreed to binding arbitration with respect to disputes arising from our agreements with them and have consented to the enforcement of any arbitration award in any court of competent jurisdiction which, as described above, may be a tribal court, pursuant to a limited waiver of their sovereign immunity. However, enforcement of an arbitration award against the tribes could be affected by disputes over the waiver of their sovereign immunity and will be subject to limitations imposed by federal law as described above.

We are dependent on our key employees and may not find suitable replacements if our key personnel are no longer available to us - If any or all of our key employees, particularly Andre Hilliou, Wesley Elam and James Dacey, were to terminate their relationship with us, then we may be unable to find suitable replacements to manage our operations. We do not have employment agreements with any of our employees and we do not maintain key-man life insurance with respect to any of our employees. We also have a consulting agreement with Lee Iacocca, one of our directors. However, if we were to lose the services of Mr. Iacocca, our marketing and development efforts may be adversely affected. The loss of the services of any of our key personnel or our inability to hire or retain qualified personnel would make it difficult for us to implement our business plan.

The gaming industry is subject to many risks, including adverse economic and political conditions and changes in the legislative and land use regulatory climate - Similar to investment in other entertainment enterprises, adverse changes in general and local economic conditions may adversely impact investments in the gaming industry. Examples of economic conditions subject to change include, among others:

•	competition in the form of other gaming facilities and entertainment opportunities;

•	changes in regional and local population and disposable income;

•	unanticipated increases in operating costs;

•	restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•	risks inherent in owning, financing and developing real estate as part of our casino operations;

•	the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs;

•	inability to hire trained and knowledgeable managers and supervisors;

•	inability to hire a sufficient number of employees to maintain our desired level of operations;

•	seasonality;

•	changes or cancellations in local tourist, recreational or cultural events; and

•

changes in travel patterns or preferences (which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways).

Our management agreements for gaming facilities are of limited duration - We currently have management agreements with three tribes and one commercial entity to operate gaming facilities. Our management agreement for Midway Slots in Delaware ends in August 2011. With respect to our management agreements for the proposed Indian gaming facilities, we are prohibited by law from having an ownership interest in any casino we manage for an Indian tribe. Federal law limits the term of management agreements with Indian tribes to seven years. If a management agreement is not renewed, then we will lose the revenues from that agreement which would negatively affect our results of operations.

Integrating Stockman’s Casino into our operations may divert the attention of management from normal operations and involve risk of undisclosed liabilities - Our January 2007 acquisition of Stockman’s Casino involves risks that could adversely affect our business, including potential difficulties in integrating additional operations and personnel. In addition, the acquisition could result in significant costs and contingent or undisclosed liabilities, all of which could materially adversely affect our business, financial condition and results of operations.

In connection with the Stockman’s Casino acquisition, we have sought to minimize the impact of contingent and undisclosed liabilities by obtaining indemnities and warranties from the seller. However, these indemnities and warranties may not fully cover all liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

We may be unable to successfully compete with other gaming activities - The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; Internet gaming; and card rooms. Our Delaware operations, Stockman’s Casino and the Indian-owned casinos that we are trying to develop and operate, compete or will compete, as the case may be, with all these forms of gaming, and any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Our operations may be unable to successfully compete with new or existing gaming operations within the vicinity of our operations or with gaming operations available on the Internet.

We have pledged our current income sources - Under our agreements with our Michigan joint venture partner, we have pledged the income from our Delaware operations, Midway Slots, to secure a partially convertible loan for approximately $2.4 million. In connection with our acquisition of Stockman’s Casino, we pledged all of the capital stock and assets of Stockman’s Casino to the Nevada State Bank in connection with $16 million of debt financing. If we are unable to generate sufficient cash flow to make payments under one or both of these loans, then the lender or lenders will be able to foreclose on these assets, and we may be required to scale back or curtail operations. In the event of a liquidation, these lenders would have priority over our stockholders.

Our current and future credit agreements impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed - Our reducing revolving loan agreement with Nevada State Bank contains customary events of default and restrictive covenants that require us to maintain specified levels of performance and financial ratios at our Stockman’s subsidiary and prohibit us from taking certain actions without satisfying the financial tests or obtaining the consent of the lenders. Additionally, the obligations are secured by all of the capital stock and assets of our Stockman’s subsidiary. The prohibited actions for Stockman’s include, among other things:

•	making investments in excess of specified amounts;

•	incurring additional indebtedness in excess of a specified amount;

•	paying cash dividends;

•	making capital expenditures in excess of a specified amount;

•	creating certain liens;

•	prepaying our other indebtedness;

•	engaging in certain mergers or combinations; and

•	engaging in transactions that would result in a change of control of our company.

Any future credit agreements in connection with other projects may contain similar restrictions. Should we be unable to comply with the terms and covenants of our credit agreements, we would be required to obtain modifications of the terms of these agreements or secure another source of financing to continue to operate our business. A default could result in the acceleration of our obligations under the credit agreements. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. Our business is capital intensive and, to the extent we need additional financing, we may not be able to obtain such financing at all or on favorable terms, which may decrease our profitability and liquidity.

Adverse changes in discretionary consumer spending would decrease our gaming revenues - The gaming industry is heavily dependent on discretionary consumer spending patterns. Our business is sensitive to numerous factors that affect discretionary consumer income, including adverse general economic conditions, changes in employment trends and levels of unemployment, increases in interest rates, acts of war, terrorist or political events, a significant rise in energy prices or other events or actions that may lead to a decrease in consumer confidence or a reduction in discretionary income. Declines in consumer spending within the gaming industry, especially for extended periods, could have a material adverse effect on our business, financial condition and results of operations.

Naval Air Station Fallon is a significant part of the economy of Fallon, Nevada, the site of Stockman’s Casino - Stockman’s Casino is located in Fallon, Nevada, which is the location of Naval Air Station Fallon, the home of the Naval Strike and Air Warfare Center. The naval base is an important employer in the region and accounts for a significant part of the economy. Any future decrease of operations or closure of the naval base would have a negative impact on the region’s economy, and in turn the future financial performance of Stockman’s Casino and our results of operations.

We will need to make substantial financial and manpower investments in order to assess our internal controls over financial reporting, and our internal controls over financial reporting may be found to be deficient - Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission will require us to include a management assessment in our Annual Report on Form 10-KSB commencing with the annual report for our fiscal year ended December 31, 2008 and an auditor attestation the following fiscal year.

We will incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and, if necessary, possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting, and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal controls over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, then we may be required to change our internal controls over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements, causing our stock price to decline. We currently only have four persons in our finance department. This limited number of staff will make it harder for us to comply with Section 404 and consequently a loss of any of our finance staff members will adversely affect our ability to comply with Section 404.

Inability to obtain and maintain necessary approvals from various gaming regulators will limit our expansion and our operations - Our operations and proposed expansion depend on our ability to obtain and maintain regulatory approvals with various gaming regulators. We must maintain licenses from the Nevada Gaming Commission in connection with our Stockman’s Casino. Our management agreements with the Michigan tribe, Nambé Pueblo and the Northern Cheyenne Tribe and any future management agreements we enter into with Indian tribes are subject to approval by the National Indian Gaming Commission, which we refer to in this prospectus as the National Indian Gaming Commission (NIGC). In addition, in order to conduct Class III gaming, which includes typical Las Vegas style games, as defined by the Indian Gaming Regulatory Act, a tribe must have entered into a gaming compact with the state in which the casino is to operate, which has been approved by the NIGC. The Northern Cheyenne Tribe’s gaming compact with the State of Montana expires in 2007. If the Northern Cheyenne Tribe’s compact with the State of Montana is not renewed, then we will be unable to develop the proposed casino and recover the expenses we have already incurred in pursuing this project.

Gaming facility ownership, management and operation is subject to many federal, state, provincial, tribal and/or local laws, regulations, and ordinances which are administered by particular regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances are different in each jurisdiction but generally deal with the responsibility, financial stability and character of the owners and managers of gaming operations and persons financially interested or involved in gaming operations. Our inability to obtain or maintain required gaming regulatory approvals and licenses, including from the Nevada Gaming Commission and the NIGC, would materially adversely affect our business and financial condition. Changes in these laws, regulations or ordinances could adversely affect our future performance.

The proposed sites for the Northern Cheyenne Tribe project and the Michigan project require approvals before development on the land can begin - The site for the Northern Cheyenne Tribe project must be approved for gaming by the Secretary of the Interior with the consent of the Governor of Montana. If the Northern Cheyenne Tribe’s gaming compact with the State of Montana is not renewed or a satisfactory site for the project is not approved, then we will be unable to develop the proposed casino and recover the expenses we have already incurred pursuing this project. In a lawsuit on appeal in Michigan, Taxpayers of Michigan Against Casinos has asked the Michigan Supreme Court to reverse its prior ruling and invalidate four Michigan gaming compacts, including the compact with the Michigan tribe, in connection with an appeal regarding the authority of the governor to amend the gaming compacts. While the compact with the Michigan tribe has not been amended, reversal by the court finding that the compact as a whole is invalid would disallow Class III gaming at our Battle Creek, Michigan site.

Our management agreements with the various tribes are subject to governmental or regulatory modification - The NIGC has the power to require modifications to Indian management agreements under some circumstances or to void such agreements or secondary agreements, including loan agreements, if we fail to obtain the required approvals or to comply with the necessary laws and regulations. While we believe that our management agreements and related secondary documents meet the applicable requirements, the NIGC has the right to review each of these agreements and has the authority to reduce the term of a management agreement or the management fee or otherwise require modification of the management agreements and secondary agreements. Such changes would negatively affect our profitability.

The rate of taxation on gaming profits may not be predictable - The legislatures in the various states in which we operate commercial casinos have the authority to set gaming tax rates. These state legislatures may revise their gaming taxes at any time and increase the tax rates applicable to our casinos. The compacts between the states and the tribes contain provisions with respect to fees due to the state from gaming facilities and these fees may be increased upon renewal of the compact. Additionally, from time to time, certain federal legislators have proposed the imposition of federal tax on gaming revenues. Any increase in tax rates or imposition of new taxes on gaming operations applicable to our casinos either at the state or federal level, or both, could materially adversely affect our financial condition or results of operations.

The approval of the Tribal Council of the Navajo Nation is necessary in order for us to operate casinos on Navajo land - During 2005, we were chosen by each of the Manuelito Chapter and the Shiprock Chapter of the Navajo Nation as its designated gaming developer and manager. We have also been in discussions with other chapters of the Navajo Nation concerning development and management of gaming casinos. Several determinations must be made by the Tribal Council of the Navajo Nation before gaming can be developed on tribal lands, including whether the Nation as a whole, or individual chapters in particular, will be allowed to conduct gaming, where gaming casinos will be located and which management contractors may be approved. Unless the Tribal Council approves gaming for the Manuelito Chapter and/or the Shiprock Chapter and approves us as a management contractor, we will be unable to pursue the development of these opportunities and recover the expenses that we have already incurred in connection with these projects.

Our controlling stockholder has significant influence over management - Mr. Michael Paulson, our controlling stockholder, beneficially owns (individually and as trustee of the Allen E. Paulson Living Trust) approximately 17% of our outstanding shares of common stock and our other executive officers and directors collectively beneficially own an additional 18% of our outstanding shares of common stock. As a result, our controlling stockholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, new securities issuances, mergers and acquisitions and any amendments to our by-laws or charter. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. Our stockholders may be deprived of an opportunity to receive a premium for their shares as part of a sale of our company and it may negatively affect the market price of our common stock. When voting on such matters, our controlling stockholders’ interests may conflict with yours.

We have the right under our amended and restated charter to redeem our capital stock under certain circumstances - One of the requirements of gaming licenses in Nevada is that our directors, officers and those who own specified percentages of our capital stock must meet eligibility requirements for licenses. In order to ensure compliance with regulatory requirements in Nevada, our amended and restated certificate of incorporation allows us to repurchase shares of our capital stock from any stockholder if continued ownership of those shares by that stockholder would jeopardize any gaming license, approval, franchise, consent or management agreement held by us or any of our subsidiaries. Payment of the redemption price may be made by an unsecured promissory note. This redemption will apply even if the stockholder would not have chosen to sell the stock at such time.

There are trading risks for low priced stocks - The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

If our common stock is delisted from the American Stock Exchange, then trading in our common stock will be covered by Rules 15-g-1 through 15-g-6 promulgated under the Securities Exchange Act of 1934, as amended. Under such rules, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to this transaction. Securities are exempt from these rules if the market price of the common stock is at least $5.00 per share.

Our stock price may be volatile because of factors beyond our control and you may lose all or a part of your investment - The market price of our common stock has been volatile in recent years. The market price of our common stock could be subject to significant fluctuations after this offering and may decline below the offering price. Any of the following factors could affect the market price of our common stock:

•	our failure to meet financial analysts’ performance expectations;

•	changes in earnings estimates and recommendations by financial analysts;

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, renovations, joint ventures or capital commitments;

•	regulatory action or changes; or

•	general market, political and economic conditions.

Our common stock is thinly-traded - For most of our history our common stock has been thinly-traded, both privately and on the various exchanges on which it has been listed, making it difficult for stockholders to sell shares of our common stock at a predictable price or at all. The volatility in the market price of our common stock may cause stockholders to encounter significant short term variations in the market price of the stock on account of factors beyond our control.

EMPLOYEES

As of March 1, 2007, we had nine full time corporate employees, three of whom are executive officers and an additional three are senior management. Our Delaware joint venture has approximately 478 full time employees, and our recently acquired Stockman’s Casino has 140 full time employees. Management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

Item 2.	Description of Property.

Until December 2006, when the land was taken into trust by the United States for the benefit of the Nottawaseppi Huron Band of Potawatomi, our Michigan joint venture owned an eighty-acre parcel of land outside Battle Creek, Michigan which is intended to be a future gaming development site for the Michigan project.

Full House Resorts owns a twelve-acre parcel in McKinley County, New Mexico which is intended to be a future gaming development site for the Manuelito project.

Stockman’s Casino, a wholly owned subsidiary, owns the site on which Stockman’s Casino and Holiday Inn Express operate in Fallon, Nevada.

We lease the office space in Las Vegas, Nevada pursuant to a lease which has recently been amended. Effective April 1, 2007, we will occupy approximately 3,600 square feet of office space in the same location we have occupied for the past several years. The new agreement expires April 1, 2010.

Item 3.	Legal Proceedings.

We have a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. As described below there are appeals of two rulings, which if successful may adversely impact our ability to proceed with the Michigan project.

A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos or TOMAC in Ingham County Circuit Court, Michigan. The lawsuit challenged the constitutionality of the approval process of four gaming compacts between the State of Michigan and Indian tribes, including the Michigan tribe. After several years of litigation, on July 30, 2004, the Michigan Supreme Court ruled that the Michigan Legislature did not violate the state constitution when it approved the four tribal casino compacts in 1998 by a resolution. This ruling removes the objection to the Tribal-State Compact between the Michigan tribe and the State of Michigan to allow Class III casino gaming at the proposed site near Battle Creek. However, the Michigan Supreme Court remanded for further proceedings one issue related to the Governor’s authority to amend the Compacts. The Michigan Court of Appeals found the Governor’s amendment powers illegal. In response to the appeal by the state of that ruling, TOMAC has argued before the Michigan Supreme Court that the Compacts as a whole must be held invalid. While the Huron compact has not been amended, reversal by the court finding that the compact as a whole is invalid would disallow Class III, but not Class II, gaming at our Battle Creek, Michigan site.

On August 30, 2002 Citizens Exposing Truth About Casinos or CETAC filed a complaint in United States District Court for the District of Columbia, seeking to prevent the part of land selected for the Michigan project from being taken into trust. On April 23, 2004, the U.S. District Court rejected all of the plaintiff’s arguments but found that the environmental assessment was insufficient and entered an injunction prohibiting the BIA from taking the land into trust until a more complete environmental analysis was done. The BIA issued an environmental impact statement in August 2006 and the final agency action of a record of decision in September 2006, following which the lawsuit was settled and the injunction was removed. The terms of the settlement dismiss all environmental claims and allow the BIA to take into trust the land designated for the Michigan tribe’s casino. In exchange we have agreed not to open a casino to the public for a period of 18 months from September 29, 2006 but have and will proceed with seeking financing for the project and the necessary approvals of the management agreement from the National Indian Gaming Commission so that the land can be transferred into trust, and work on the design and construction planning for the project. On October 26, 2006, the plaintiff filed an appeal on one issue, which addresses the basis under the Indian Gaming Regulatory Act pursuant to which this land is deemed suitable for gaming and is scheduled to be heard on an expedited basis. Appellant filed its brief on appeal in a timely manner on January 26, 2007 and reply briefs were filed by February 26, 2007. The matter is pending oral argument before the appellate court on May 14, 2007. We have been advised by counsel that even if the appeal is successful, there are additional bases under the IGRA for the Michigan tribe to permit the land to be used for gaming

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)	Market Information

Our common stock was listed by The Nasdaq SmallCap Market under the symbol FHRI until April 17, 2001. Thereafter, the stock began trading on the OTC Bulletin Board. On July 28, 2005, our stock began trading on the American Stock Exchange under the symbol FLL. In conjunction with the purchase of the Stockman’s Casino the company issued 7,100,000 shares of common stock and raised $23,075,000 in December of 2006. The total number of shares increased from 11,008,380 to 18,108,380 as a result of this fund raising. The proceeds were used to partially fund the acquisition of the Stockman’s Casino, to pay an accrued dividend to holders of the Series 1992-1 Preferred stock and for general corporate purposes. Subsequently the holders of the Series 1992-1 Preferred converted the security into common shares. Set forth below are the high and low sales prices of the common stock as reported on the OTC Bulletin Board and the American Stock Exchange for the periods indicated:

	High	Low
Year Ended December 31, 2006
First Quarter	$3.70	$2.55
Second Quarter	3.60	3.10
Third Quarter	3.92	3.05
Fourth Quarter	3.86	3.10

Year Ended December 31, 2005
First Quarter	$4.25	$0.50
Second Quarter	4.10	2.63
Third Quarter	4.99	3.40
Fourth Quarter	4.19	2.55

The OTC Bulletin quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 29, 2007, the last sale price of the Common Stock as reported by the American Stock Exchange was $3.80.

(b)	Holders

As of December 31, 2006, we had approximately 142 holders of record of our common stock. We believe that there are over 800 beneficial owners.

(c)	Dividends

Holders of our Series 1992-1 Preferred Stock are entitled to receive dividends, when, as and if declared by the board of directors out of funds legally available in the annual amount of $.30 per share, payable in arrears semi-annually on the 15th day of December and June, in each year. Dividends on the Series 1992-1 Preferred Stock commenced accruing on July 1, 1992 and are cumulative. On December 18, 2006, we declared the accrued dividends on our preferred stock which were payable since issuance, and paid the dividend in January 2007 totaling $3,042,084. In conjunction with the equity offering in December the holders of the outstanding shares of our Series 1992-1 Preferred Stock converted all of the shares into shares of our common stock in January 2007 on a one share-for-one share basis in accordance with their conversion right. As of March 1, 2007 there are no preferred shares issued or outstanding.

We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and payment of preferred stock dividends and, accordingly, do not anticipate paying any cash dividends on our common stock in the near future.

(d)	Securities authorized for issuance under equity compensation plans

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) which were approved by our stockholders and under which our equity securities are authorized for issuance.

Equity Compensation Plan Information
Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
325,000	$2.25	132,000

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We develop, manage and invest in gaming related opportunities. In May 1994, Lee Iacocca, who has been one of our directors since 1998, brought to us several opportunities to become involved in gaming projects, including the proposed Firekeeper’s Casino near Battle Creek, Michigan with the Michigan tribe, and a “racino” in Harrington, Delaware. As a result of these opportunities, we are currently a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc. that manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has approximately 1,580 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area. Midway is undergoing a $40 million expansion and remodeling scheduled to open in the summer of 2007 increasing the number of gaming devices to over 2,000. In addition, through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC, we and RAM Entertainment, LLC, a privately held investment company, have an agreement to develop and manage the Firekeeper’s Casino near Battle Creek, Michigan for the Michigan tribe.

On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, a Nevada corporation, which operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada from the James R. Peters Family Trust. Pursuant to our April 6, 2006 stock purchase agreement with the trust, the land on which Stockman’s Casino and Holiday Inn Express operate was transferred to the corporation, which now owns all of the land and buildings related to the operation. We paid the aggregate purchase price of approximately $27.37 million (including acquisition costs of $625,101), with a combination of cash on hand, proceeds from our December 2006 equity offering, a $16 million Reducing Revolving Loan from Nevada State Bank and a promissory note to the Seller in the approximate amount of $1.25 million. We borrowed $16,000,000, the maximum amount permitted to be outstanding under the reducing revolving loan, which decreases by $533,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate, which is 7.41% per annum as of the purchase date, adjusts annually based on the funded debt to EBITDA ratio of our Stockman’s subsidiary with adjustments based on the five year LIBOR/Swap rate occurring every five years. The loan agreement is guaranteed by our Stockman’s subsidiary and is secured by a pledge of the stock and the assets of our Stockman’s subsidiary. The loan from the Seller is payable at an interest rate of 7.44% per annum and is amortized monthly over 60 months and is secured by a second interest in the real estate of Stockman’s Casino.

During 2005, we entered into agreements with the Nambé Pueblo of New Mexico and the Northern Cheyenne Tribe of Montana to develop and manage gaming casinos for each. Each management agreement is subject to approval by the NIGC and the Montana project site must be approved for gaming by appropriate officials in the Department of the Interior. The proposed site for the Nambé Pueblo project is on land that is held in trust for the tribe, has been determined suitable for gaming pursuant to the Indian Gaming Regulatory Act, and is not subject to any further approvals. The proposed site for the Northern Cheyenne Tribe project is on land, which, although it is already held in trust for the tribe, must be approved by the Secretary of the Interior in conjunction with the Governor of Montana pursuant to a process set forth in the Indian Gaming Regulatory Act. During the 109th Congress bills were introduced in both the Senate and House of Representatives which, if enacted, substantially curtail the ability of Indian tribes to conduct gaming on lands which were not held in trust as of the date of passage of the IRGA, October 17, 1988. While neither bill passed, the Secretary of the Interior has recently announced his intention to review the regulations applicable to that section of the IGRA. Any change in such regulations may restrict, further limit or increase the costs and timing of finding land suitable for Indian gaming.

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

Critical Accounting Estimates and Policies

During 2006 we retroactively changed our method of accounting for advances made to the tribes. The estimated fair value of our notes receivable are now accounted for as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force (EITF) Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes).

Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

The significant accounting estimates inherent in the preparation of our financial statements include estimates associated with management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact and project specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed and the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent experts to prepare and periodically update market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

Long-term assets related to Indian casino projects

We account for the estimated fair value of advances made to tribes as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structure Notes.

Because our right to recover our advances and development costs with respect to Indian gaming projects is limited to the future net revenues of the proposed gaming facilities, we evaluate the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian project. This process includes (1) determining the financial feasibility of the project assuming the project is built, (2) assessing the likelihood that the project will receive the necessary regulatory approvals and funding for construction and operations to commence, and (3) estimating the expected timing of the various elements of the project including commencement of operations. When we enter into a service or lending arrangement, management has concluded, based on feasibility analyses and legal reviews, that there is a high probability (typically 90%) that the project will be completed and that the probable future economic benefit is sufficient to compensate us for our efforts in relation to the perceived financial risks. In arriving at our initial conclusion of probability, we consider both positive and negative evidence. Positive evidence ordinarily consists not only of project-specific advancement or progress, but the advancement of similar projects in the same and other jurisdictions, while negative evidence ordinarily consists primarily of unexpected, unfavorable legal, regulatory or political developments such as adverse actions by legislators, regulators or courts. Such positive and negative evidence is reconsidered at least quarterly. No asset, including notes receivable or contract rights, related to an Indian casino project is recorded on our books unless it is considered probable that the project will be built and will result in an economic benefit sufficient for us to recover the asset.

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

We also consider the status of the regulatory approval process including whether:

•	the federal Bureau of Indian Affairs, or BIA, recognizes the tribe;

•	the tribe has the right to acquire land to be used as a casino site;

•	the Department of the Interior has put the land into trust as a casino site;

•	the tribe has a gaming compact with the state government;

•	the National Indian Gaming Commission has approved a proposed management agreement; and

•	other legal or political obstacles exist or are likely to occur.

The development phase of each relationship commences with the signing of the development and management agreements and continues until the casinos open for business. Thereafter, the management phase of the relationship, governed by the management contract, continues for a period of up to seven years. We make advances to the tribes, which are recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management agreement, we typically earn a management fee calculated as a percentage of the net operating income of the gaming facility. In addition, repayment of the loans and the manager’s fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:

•	a certain minimum monthly priority payment to the tribe;

•	repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon;

•	repayment of various debt with interest accrued thereon, if any, due to us;

•	management fee to us;

•	other obligations; and

•	the remaining funds distributed to the tribe.

Notes receivable

We account for our notes receivable from and management agreements with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as either an intangible asset, contract rights, or expensed as period costs of retaining such rights if the rights were acquired in a separate unbundled transaction.

Subsequent to its effective initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using typical market discount rates for prospective Indian casino operations, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approvals and other factors previously noted. The notes receivable are not adjusted to an estimated fair value that exceeds the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations.

Upon opening of the casino, the difference, if any, between the then recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.

Contract rights

Intangible assets related to the acquisition of the management agreements are periodically evaluated for impairment based on the estimated cash flows from the management agreement on an undiscounted basis and amortized using the straight-line method over the lesser of seven years or contractual lives of the agreements, typically beginning upon commencement of casino operations. In the event the carrying value of the intangible assets were to exceed the undiscounted cash flow, the difference between the estimated fair value and carrying value of the assets would be charged to operations.

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

Summary of long-term assets related to Indian casino projects

Long-term assets associated with Indian casino projects are summarized as follows:

	December 31, 2006	December 31, 2005
Michigan project:

Notes receivable, tribal governments	$10,258,202	$4,038,427

Contract rights, net	4,687,997	4,754,597

Land held for development	—	3,858,832

	14,946,199	12,651,856

Other projects:

Notes receivable, tribal governments	$737,580	$230,102

Contract rights, net	472,188	333,155

Land held for development	130,000	130,000

	1,339,768	693,257

	$16,285,967	$13,345,113

As noted above, the Michigan project comprises the majority of long-term assets related to Indian casino projects. We have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the tribe (without interest until the opening of the project and thereafter with interest at prime plus 5%) and a management fee equal to 26% of the net operating income of the casino (as defined) for a period of seven years. The terms of our management agreement are subject to approval and possible modification by the NIGC. While the advances are expected to be repaid prior to commencement of operations, if they are not, the repayment term is seven years, commencing 30 days from the opening of the project.

In arriving at our estimated opening date, we considered the status of the following conditions and estimated the time necessary to obtain the required approvals, secure financing and complete the construction:

•	The tribe is federally recognized;

•	adequate land for the proposed casino resort has been placed in trust

•	the tribe has a valid gaming compact with the State of Michigan;

•	the National Indian Gaming Commission has not yet approved the management agreement;

•	the Bureau of Indian Affairs issued a record of decision approving the final environmental impact statement in September 2006; and

•	proposals for approximately $157 million of construction financing have been obtained and the completion of financing documentation is expected in third quarter of 2007.

During the second quarter of 2006, we accelerated the estimated opening date for the Michigan casino from the fourth quarter of 2008 to the third quarter of 2008. Based on our meetings with the Department of Interior and the Justice Department during the second quarter of 2006, and the commencement of construction on Pokagon casino located approximately 100 miles from the intended Michigan project site, we estimated the transfer of the Michigan land into trust would occur sooner than we previously anticipated, which land was taken into trust in December 2006. The acceleration of the opening date resulted in approximately $250,000 of additional unrealized gains for the second quarter of 2006. These estimates include approximately 12 months to complete the required construction, which is based largely on the actual construction period for a similar project under construction in the same geographic vicinity.

During the fourth quarter of 2006, we extended the estimated opening date for the New Mexico and Montana casinos from the fourth quarter of 2007 to the third quarter of 2008. This change in estimate is based primarily on discussions with the NIGC in the fourth quarter, during which we were informed that the regulatory review and approval process related to the management agreements will likely take longer than previously anticipated. While approval of the management agreements does not preclude us from proceeding with financing negotiations and preliminary construction activities, we do not plan on proceeding until the management agreements are approved. The impact of the change in estimate reduced unrealized gains by $70,858 in the fourth quarter.

Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at December 31, 2006 and December 31, 2005, is as follows:

	December 31, 2006	December 31, 2005
Aggregate advances/face amount of the notes receivable (not including accrued interest)	$13,652,328	$8,577,979

Estimated years until opening of casino:

Michigan	1.75	3.00

Nambé, New Mexico	1.75	2.00

Montana	1.75	2.00

Discount rate	20.0%	22.5%

Estimated probability rate of casino operating (all projects):	90%	90%

If these loans are not repaid as expected prior to commencement of operations, the Montana and New Mexico loans have interest rates of prime plus 1% and Michigan is prime plus 5%.

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

During the fourth quarter of 2006, the estimated discount rate for each project was reduced from 22.5% to 20.0%. This change in estimate was based primarily on lower benchmark investment returns and unleveraged beta factors for the hotel and gaming industry in 2006 compared to 2005, which were published in January 2007. The reduction of the estimated discount rate resulted in approximately $390,000 of additional unrealized gains in the fourth quarter of 2006.

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

At December 31, 2006 and December 31, 2005, the sensitivity of changes in the key assumptions related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

	December 31, 2006	December 31, 2005
• Discount rate increases 2.5%	$(363,556)	$(237,491)
• Discount rate decreases 2.5%	384,996	257,696
• Forecasted opening date delayed one year	(1,709,700)	(741,751)
• Forecasted opening date accelerated one year	2,051,640	908,647

Amortization of gaming and contract rights is, or is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. Accordingly, we extended the amortization period in 2004 and 2005 to reflect the revised anticipated opening date for the Michigan casino. These gaming and contract rights are held by us and are to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they are not included in the calculation of the minority interests in the subsidiaries.

Due to our current financing arrangement for the development of the Michigan project through the 50% owned joint venture, we believe we are exposed to the majority of risk of economic loss from the entity’s activities. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, or FIN 46(R), we consider this venture a variable interest entity that requires consolidation into our financial statements. We adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating the 50% in-substance joint venture. Since this venture was previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, which operates Stockman’s Casino and Holiday Inn Express in Fallon, Nevada. Pursuant to our April 6, 2006 stock purchase agreement, the land on which Stockman’s Casino and Holiday Inn Express operate was transferred to the corporation, which now owns all of the land and buildings related to the operation. The total purchase price was approximately $27.37 million (including acquisition costs of $625,101) which was allocated based on an independent valuation analysis of Stockman’s with approximately $8.8 million allocated to goodwill as the purchase price considered the positive cash flow of the property in addition to the net assets.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for fiscal year.2008. We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the effect that the application of FIN 48 will have on our consolidated results of operations and financial condition and plan to implement beginning with our March 31, 2007 results.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Equity in Net Income of Unconsolidated Joint Venture

For the year ended December 31, 2006, our share of income from the Delaware joint venture increased $159,377, or 4%, compared to the same time period in 2005. The increase is due to an increase in win per machine per day to $215 as a result of a mid-2005 expansion of the Midway Slots and Simulcast facilities and improved marketing efforts, combined with an increase in the number of machines (approximately 130) over the prior year. This was partially offset by an increase to the estimated management fee rebate of $283,878.

Project Development Costs

For the year ended December 31, 2006, project development costs decreased $951,714, or 65%, compared to the same time period in 2005. The majority of project development costs in 2005 related to an environmental impact study for the Michigan project.

General and Administrative Expenses

For the year ended December 31, 2006, general and administrative expenses increased by $1,683,651, or 80%, over the same period in 2005, due primarily to share-based compensation expense of $1,044,019 related to stock grants to certain officers and directors in 2006, and increased payroll and related expenses during 2006 including accrued bonuses of $325,000.

Unrealized Gains on Notes Receivable

Unrealized gains on notes receivable are determined based upon the estimated fair value of our notes receivable related to Indian casino projects, as discussed in more detail in “Critical Accounting Estimates and Policies” above. The increase in unrealized gains of $1,558,756 over the same period last year is due mainly to our

Michigan Indian casino project continuing to progress towards the anticipated opening date. In addition, based on evolving events and market conditions during 2006, we accelerated the estimated opening date of our Michigan casino project by one quarter to September 2008, which resulted in additional unrealized gains of approximately $250,000 for the year, and we reduced the discount rate used to fair value the notes receivable from 22.5% to 20%, which resulted in additional unrealized gains of approximately $390,000 for the year.

Arbitration Award, Net

The arbitration award in 2005 was for cost reimbursement and damages resulting from a favorable arbitration ruling regarding terminated development and management agreements entered into in 1995 and 1997 in connection with the now terminated project in California. The settlement income is net of the write-off of related net gaming rights and advances and collection costs related to the terminated project. The settlement was collected in December 2005.

Non-controlling Interest in Net Loss of Consolidated Joint Venture

RAM Entertainment, LLC (RAM), a privately held investment company, has a 50% non-controlling interest in our consolidated Michigan joint venture, and accordingly, is allocated 50% of the joint ventures net income or loss. The joint venture’s net loss in 2006 and 2005 consists primarily of development costs related to the Michigan project. The 2006 loss of $247,172 is substantially less that the prior year net loss of $1,261,575, due primarily to increased unrealized gains associated with the Michigan note receivable in 2006, combined with costs of an environmental study done in 2005 related to the Michigan project. The development costs in both years were partially offset by unrealized gains related to the Michigan notes receivable

Income Taxes

For the year ended December 31, 2006, the effective income tax rate is approximately 46%, compared to 48% for the same time period in 2005. The decrease in the effective tax rate from the prior year is due primarily to additional share-based compensation expense related to restricted stock grants in 2006.

Liquidity and Capital Resources

The Delaware joint venture has been a significant source of recurring income and significant positive cash flow. Distributions are governed by the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011, provides that net cash flow (after certain deductions) is to be distributed monthly to us and our joint venture partner. Distributions are governed by the terms of the applicable joint venture agreement. Our continuing cash flow is dependent on the operating performance of this joint venture, and its ability to make monthly distributions to us. Our portion of the management fee is subject to partial rebates back to the owner of Midway Slots if our fee exceeds $3,500,000 annually. The owner of Midway Slots is currently funding an expansion and renovation of the facility for which we have no financial obligation. Beginning in February 2007 the company will also be generating recurring income and positive cash flow from the Stockman’s Casino in Fallon Nevada which was acquired on January 31, 2007.

For the year ended December 31, 2006, net cash flow provided by operations decreased $2,482,091, or 105%, from the same period in 2005, primarily due to the $1,050,898 arbitration award and the tax refund of approximately $500,000 received in the prior year, combined with current year increases in income tax payments and an payroll and related costs. Also, as a result of increased earnings from our Delaware joint venture, the rebate paid in May 2006 was approximately $88,000 higher than in the prior year. Net cash used in investing activities for the year ended December 31, 2006 increased $1,016,135, or 65%, from last year primarily due to deposits and other costs paid in connection with our acquisition of Stockman’s, partially offset by lower Michigan project development costs due to the completion of the environmental impact study in 2005. Developers of Indian gaming projects are typically expected to advance funds on behalf of tribes during the development process and before the gaming venture is approved and operational. Net cash provided by financing activities for the year ended December 31, 2006 was $21,531,533 (and $0 in the prior year) as a result of our common stock offering that closed in December 2006. At December 31, 2006, we had cash on deposit of $22,117,482 of which $9.4 million was subsequently used as part of the Stockman’s Casino acquisition which closed on January 31, 2007.

On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, Inc. for $27.37 million (including acquisition costs of $625,101). Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express (Stockman’s) in Fallon, Nevada. The transaction was financed with a portion of the net proceeds from our December 2006 stock offering, cash on hand, $16 million of debt secured by the capital stock and assets of Stockman’s Casino and a $1.25 million promissory note to the seller of Stockman’s.

The $16 million debt consists of a reducing revolving loan from Nevada State Bank. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $533,000 semiannually on January 1 and July 1 of each year, and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate, which is 7.41% per annum as of February 1, 2007, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five year LIBOR/Swap rate occurring every five years.

The loan agreement with Nevada State Bank also contains customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement limits the amount of distributions from and capital expenditures by our Stockman’s subsidiary. The loan agreement also provides for customary events of default including payment defaults and covenant defaults.

The promissory note payable to the seller of Stockman’s bears interest at 7.44% per annum, is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.

Aside from the Stockman’s acquisition, our future cash requirements will be primarily to fund operations of Stockman’s, the balance of development expenses for the Michigan, New Mexico, Montana and other projects, and general and administrative expenses, including the substantial initial costs of compliance with section 404(a) of the Sarbanes-Oxley Act of 2002. We believe that adequate financial resources should be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.

Additional projects are considered based on their forecasted profitability, development period and ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. A majority of these costs are advances to the tribes and are reimbursable to us, as documented in our management and development agreements, as part of the financing of the project’s development. The development and other costs that we fund for Indian tribes are only reimbursable from net revenues from the proposed gaming facilities, if any, and are not general obligations of the tribes. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of Indian gaming developers.

Indian casino projects

Because we have received proposals from several funding sources for our Indian casino projects, we expect to successfully arrange on behalf of the tribe third party funding for the construction stage of our Indian casino projects. However, if none of these proposals result in funding on acceptable terms, we could either, sell our rights to one or more projects and land held, find a partner with funding, or abandon the project and have our receivables reimbursed from the gaming operations, if any, developed by another party.

Presently, we do not generate sufficient internal cash flow to fund the construction phase of our Indian casino projects. If we were to discontinue development activities related to any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. The December 2006 balance of notes receivable from Indian advances have been discounted approximately $4.4 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued below the anticipated undiscounted cash flows from the management fees of the projects. Therefore, although the actual amount cannot be estimated at this time, we currently do not expect a substantial impairment charge.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, LLC, the owner of a 50% interest in our Michigan joint venture, in exchange for funding a portion of the development costs. Previously, RAM advanced $2,381,260 to us, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. Although the land was taken into trust in December 2006, regulatory approval of the management agreement has not been obtained, the management agreement approval contingency has not been satisfied. On May 31, 2005, we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without requiring payment or penalty. This note is secured by our income from our Delaware joint venture. As part of that agreement, RAM subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms, and committed to fund a portion of Michigan development expenditures, previously absorbed and expensed by us, of up to $800,000, retroactive to January 1, 2005. RAM has fulfilled its $800,000 obligation related to the Michigan development expenditures.

If RAM were to exercise its conversion option, then $2.0 million of the loan would be converted to a capital contribution to the Michigan joint venture, and the loan balance of $381,260, plus any unpaid interest would remain as debt. As stipulated in our agreements, once the management agreement is approved by the NIGC, development costs up to $12.5 million will be initially financed by RAM if not financed by another source. Total projected development costs for the Michigan project are approximately $158 million. If the proposed casino is constructed, then forecasted revenues indicate that the underlying project will generate sufficient excess operating cash flow to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe. If Michigan advances are not repaid as part of project financing, then our agreement with the Michigan tribe calls for repayment over the life of the management term of 7 years with interest payable at prime plus 5%.

Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. If the project is developed, then a third party will be paid a royalty fee equating to 15% of the management fees earned by us in lieu of its original ownership interest in earlier contracts with the Michigan tribe. The terms of our management agreement are subject to approval and possible modification by the NIGC.

In February 2005, we were named as the developer and manager of a gaming project to be developed by the Manuelito Chapter of the Navajo Nation in New Mexico. In order to pursue this opportunity, we entered into an agreement with NADACS, Inc., which has an agreement with the Manuelito Chapter to locate a developer. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for this and future Navajo gaming facilities. This project and other projects with Navajo chapters are subject to the consent of the Navajo Nation, including approval as a manager and grant of a gaming license, compliance with its yet to be created gaming commission rules and regulations, and approval by the NIGC. As part of the agreements with the Manuelito Chapter, we have provided some advances and paid costs associated with the development and furtherance of this project. Our agreements with the Manuelito Chapter provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

In May 2005, we entered into development and management agreements with the Northern Cheyenne Tribe of Montana for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Northern Cheyenne Tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300 seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $18,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for approval.

In June 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the

NIGC for required approval. As part of the development agreement we are responsible on a best efforts basis for arranging financing of up to $50,000,000. Our agreements with the tribe provide for the reimbursement of advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.

Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.

Other

As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, has been postponed to the summer of 2007.

In furtherance of the termination of our involvement in the Hard Rock Casino in Biloxi, Mississippi, we had a receivable in the amount of $125,000 from the Allen E. Paulson Family Trust, of which our chairman is a trustee and principal. After reviewing the facts and circumstances during the second quarter of 2006, management has reassessed the probability of payment and has provided an allowance for the receivable until this matter is resolved.

On December 22, 2006, we declared a dividend of $3,042,084, equal to the amount of previously accrued and unpaid dividends, on the 700,000 outstanding shares of our Series 1992-1 Preferred Stock, which was paid in January 2007. Concurrent with payment of the dividends, the holders’ exercised their right to convert the preferred stock into common stock on a one-for-one basis and accordingly, as of January 2007, there are no preferred shares issued or outstanding.

Under our agreements with our Michigan joint venture partner, we pledged the income from our Delaware operations, Midway Slots, to secure a partially convertible loan for approximately $2.4 million.

In January 2007, the holders of all of our previously outstanding shares of Series 1992-1 Preferred Stock converted such shares into shares of our common stock following the payment of previously accrued and unpaid dividends also in January 2007.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

Our total outstanding variable rate debt of approximately $2.4 million at December 31, 2006, is subject to variable interest rates, which averaged 8.00% during the year. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at December 31, 2006, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $24,000. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2006:

	Total	Payments Due by Period
		Less than 1 year	1 to 3 years	3 to 5 years	Thereafter
Long-term debt	$2,381,260	$2,381,260	$—	$—	$—
Operating leases	10,392	10,392	—	—	—

Total	$2,391,652	$2,391,652	$—	$—	$—

In January 2007, Full House acquired Stockman’s Casino and Holiday Inn (Stockman’s) in Fallon, NV. The purchase price was paid in part with a $16 million reducing revolving loan from a bank and a promissory note to the seller of Stockman’s Casino in the approximate amount of $1.25 million. The reducing revolving loan is for an initial maximum amount of $16,000,000, with principal payments of $533,333 due semiannually on January 1 and July 1 of each year; any outstanding amounts above such reduced maximum must be repaid on such date and is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. The variable rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five year LIBOR/Swap rate occurring every five years. The loan agreement is guaranteed and secured by a pledge of the stock and the assets of Stockman’s. The promissory note to the seller of Stockman’s bears interest at 7.44%, is payable in 60 monthly installments of principal and interest, and is secured by Stockman’s capital stock and real estate.

The Company leases office space under a non-cancelable operating lease expiring on March 31, 2007. In March 2007, the Company entered into an agreement to lease office space at the current location, effectively extending the current lease for a period of 3 years, with an option to renew for an additional three years.

In addition, holders of our preferred stock have the right to $.30 per share cumulative dividends. On December 22, 2006, dividends were declared totaling $3,042,084, which were paid in January 2007. Concurrent with the payment of the dividends, each share of preferred stock was converted to common stock on a one-for-one basis.

Item 7.	Financial Statements.

The following financial statements are filed as part of this Report:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2006 and 2005;

•	Consolidated Statements of Operations for the years ended December 31, 2006 and 2005;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005;

•	Notes to Consolidated Financial Statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures – Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of December 31, 2006, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.

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

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before May 31, 2007 and is incorporated herein by this reference.

Item 10.	Executive Compensation.

The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

Item 12.	Certain Relationships and Related Transactions.

The information required by this Item will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated herein by this reference.

Item 13.	Exhibits.

2.5	Assignment and Sale Agreement dated March 30, 2001 by and among GTECH Corporation, Dreamport, Inc., GTECH Gaming Subsidiary 2 Corporation, Full House Resorts, Inc., and Full House Subsidiary, Inc. (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2001)

2.6	Stock Purchase Agreement, dated April 6, 2006, between Full House Resorts, Inc. and the James R. Peters Family Trust. (Incorporated by reference to Exhibit 2.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 10, 2006)

3.1	Certificate of Incorporation as amended to date (Incorporated by reference to Exhibit 3.1 to Full House’s registration statement on Form SB-2 (#333-136341) filed on August 4, 2006)

3.2	Certificate of Designation of Series 1992-1 Preferred Stock of Full House Resorts, Inc. (Incorporated by reference to Exhibit 3.2 to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

3.3	Bylaws of Full House Resorts Inc. (As amended by Resolutions dated July 28, 1995, September 29, 1995, and November 24, 1997) (Incorporated by reference to Exhibit 3.3 to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.50	Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and Full House (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

10.51	Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996)

10.56	Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.57	Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.58	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.59	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.60	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.61	Forbearance Agreement dated December 29, 2004 entered into between Full House and RAM Entertainment, LLC (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2005)

10.62	Amendment to Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated May 31, 2005 (Incorporated by reference to Exhibit 10.62 to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.63	Economic Development Agreement between Full House Resorts, Inc. and Northern Cheyenne Tribe dated May 24, 2005 (Incorporated by reference to Exhibit 10.63 to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.64	Development Agreement by and among Pueblo of Nambé, Nambé Pueblo Gaming Enterprise Board and Gaming Entertainment (Santa Fe), LLC dated as of September 20, 2005 (Incorporated by reference to Exhibit 10.64 to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.65	Security and Reimbursement Agreement by and among the Nambé Pueblo Gaming Enterprise Board, Gaming Entertainment (Santa Fe), LLC and the Pueblo of Nambé dated as of September 20, 2005 (Incorporated by reference to Exhibit 10.65 to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.66	Revised and Restated Class III Gaming Management Agreement by and among, Pueblo of Nambe, Nambe Pueblo Gaming Enterprise Board and Gaming Entertainment (Santa Fe), LLC, dated as of December 10, 2005 (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 2 to Registration Statement on Form SB-2 (#333-136341) filed on October 27, 2006)

10.67	Class III Gaming Management Agreement between the Northern Cheyenne Tribe and Gaming Entertainment (Montana), LLC dated January 20, 2006 2005 (Incorporated by reference to Exhibit 10.67 to Full House’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.68	Development Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated May 24, 2005. (Incorporated by reference to Exhibit 10.68 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.69	Security and Reimbursement Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated August 23, 2005. (Incorporated by reference to Exhibit 10.69 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.70	Management Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated June 12, 2006. (Incorporated by reference to Exhibit 10.70 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2006)

10.71	Loan Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.71 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.72	Security Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.72 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.73	Promissory Note by the Nottawaseppi Huron Band of Potawatomi dated November 3, 2002. (Incorporated by reference to Exhibit 10.73 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.74+	2006 Incentive Compensation Plan (Incorporated by reference to Appendix E to Full House’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 1, 2006)

10.75+	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to Full House’s Quarterly Report on Form 10-QSB as filed with the Commission on August 14, 2006)

10.76	Consulting Agreement dated September 25, 2006 between Full House and Lee Iacocca. (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 1 to Registration Statement on Form SB-2 (#333-136341) filed on September 27, 2006)

10.77	Letter Agreement dated May 19, 2006 with Joe Frazier. (Incorporated by reference to Exhibit 10.77 to Full House’s Amendment No. 2 to Registration Statement on Form SB-2 (#333-136341) filed on October 27, 2006)

10.78	Letter Agreement dated September 29, 2006 with William P. McComas. (Incorporated by reference to Exhibit 10.78 to Full House’s Amendment No. 2 to Registration Statement on Form SB-2 (#333-136341) filed on October 27, 2006)

10.79	Amendment to Letter Agreement with William P. McComas dated November 15, 2006. (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 3 to Registration Statement on Form SB-2 (#333-136341) filed on November 22, 2006)

10.80	Reducing Revolving Loan Agreement, dated January 31, 2007 between Full House Resorts, Inc. and Nevada State Bank. (Incorporated by reference to Exhibit 10.80 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.81	Reducing Revolving Promissory Note, dated January 31, 2007 by Full House Resorts in favor of Nevada State Bank. (Incorporated by reference to Exhibit 10.81 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.82	Promissory Note, dated January 31, 2007 by Full House Resorts in favor of The James R. Peters Family Trust Dated October 18, 2002. (Incorporated by reference to Exhibit 10.82 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

21	List of Subsidiaries of Full House Resorts, Inc. *

23.2	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors a Professional Corporation *

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.
+	Executive compensation plan or arrangement

14.	Principal Accountants’ Fees and Services.

The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: April 2, 2007	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ J. MICHAEL PAULSON	April 2, 2007
J. Michael Paulson, Chairman of the Board

/s/ ANDRE M. HILLIOU	April 2, 2007
Andre M. Hilliou, Chief Executive Officer and Director (Principal Executive Officer)

/s/ LEE A. IACOCCA	April 2, 2007
Lee A. Iacocca, Director

/s/ KEN ADAMS	April 2, 2007
Ken Adams, Director

/s/ CARL G. BRAUNLICH	April 2, 2007
Carl G. Braunlich, Director

/s/ KATHLEEN CARACCIOLO	April 2, 2007
Kathleen Caracciolo, Director

/s/ MARK J. MILLER	April 2, 2007
Mark J. Miller, Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Full House Resorts, Inc.

Las Vegas, NV:

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 12 to the consolidated financial statements, the Company completed a significant acquisition in January 2007.

/s/ Piercy Bowler Taylor & Kern

Piercy, Bowler, Taylor & Kern,
Certified Public Accountants and Business Advisors
A Professional Corporation
Las Vegas, Nevada

March 29, 2007

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$22,117,482	$3,275,270
Other	191,204	118,810

	22,308,686	3,394,080
Notes receivable, tribal governments	10,995,782	4,268,529
Contract rights, net of accumulated amortization of $608,899 and $542,299	5,160,185	5,087,752
Land held for development	130,000	3,988,832
Deferred income tax asset	159,054	—
Deposits and other assets	1,402,413	199,074

	$40,156,120	$16,938,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to co-venturer, including accrued interest of $428,051	$2,809,311	$—
Accounts payable	153,330	130,580
Accrued expenses	486,841	369,268
Dividend payable	3,042,084	—
Income tax payable	237,623	321,112
Other liabilities	272,137	—

	7,001,326	820,960

Note payable to co-venturer, including accrued interest of $238,513	—	2,619,773
Deferred income tax liability	—	124,807
Other long-term liabilities	—	272,137

	—	3,016,717

Non-controlling interest in consolidated joint venture	2,035,041	2,098,628

Stockholders’ equity:
Cumulative preferred stock, par value $.0001, 5,000,000 shares authorized; 700,000 shares issued and outstanding; aggregate liquidation preference of $5,142,084 and $4,935,000, including dividends in arrears of $3,042,084 and $2,835,000	70	70
Common stock, par value $.0001, 25,000,000 shares authorized; 18,408,380 and 10,340,380 shares issued and outstanding	1,841	1,034
Additional paid-in capital	42,195,263	17,429,889
Deferred share-based compensation	(2,245,981)	—
Deficit	(8,831,440)	(6,429,031)

	31,119,753	11,001,962

	$40,156,120	$16,938,267

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Equity in net income of unconsolidated joint venture	$3,860,293	$3,700,916

Operating costs and expenses
Project development costs	513,181	1,464,895
General and administrative	3,795,542	2,111,936
Depreciation and amortization	75,080	76,960

	4,383,803	3,653,791

Unrealized gains on notes receivable	1,678,030	119,274

Arbitration award, net	—	922,611

Income from operations	1,154,520	1,089,010
Other income (expense)
Interest and other income	88,329	60,631
Interest expense	(189,539)	(147,411)

Income before non-controlling interest in net loss of consolidated joint venture and income taxes	1,053,310	1,002,230
Non-controlling interest in net loss of consolidated joint venture	123,586	630,788

Income before income taxes	1,176,896	1,633,018
Income taxes	(537,221)	(793,680)

Net income	639,675	839,338
Less dividends (undeclared in 2005) on cumulative preferred stock	(204,750)	(210,000)

Net income applicable to common shares	$434,925	$629,338

Net income per common share, basic and diluted	$0.04	$0.06

Weighted-average number of common shares outstanding
Basic	10,911,207	10,340,380

Diluted	11,651,200	11,040,380

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2006 AND 2005

	Preferred stock		Common stock		Additional paid-In capital	Deficit	Deferred share-based compensation	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2006	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,429,031)	$—	$11,001,962
Issuance of restricted stock grants	—	—	968,000	97	3,289,903	—	(3,290,000)	484,465
Previously deferred share- based compensation recognized	—	—	—	—	—	—	1,044,019	1,044,019
Issuance of common stock	—	—	7,100,000	710	21,475,471	—	—	21,476,181
Declaration of preferred stock dividend	—	—	—	—	—	(3,042,084)	—	(3,042,084)
Net income	—	—	—	—	—	639,675	—	639,675

Balances, December 31, 2006	700,000	$70	18,408,380	$1,841	$42,195,263	$(8,831,440)	$(2,245,981)	$31,119,753

	Preferred stock		Common stock		Additional paid-in capital	Deficit	Deferred share-based compensation	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2005	700,000	$70	10,340,380	$1,034	$17,429,889	$(7,268,369)	$—	$10,162,624
Net income	—	—	—	—	—	839,338	—	839,338

Balances, December 31, 2005	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,429,031)	$—	$11,001,962

See notes consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income	$639,675	$839,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of unconsolidated investee	(3,860,293)	(3,700,917)
Non-controlling interest in consolidated joint venture	(63,587)	169,212
Distributions from unconsolidated investee	3,955,875	3,863,117
Unrealized gain on notes receivable, tribal governments	(1,678,030)	(119,274)
Depreciation	8,480	7,030
Amortization of gaming rights	66,600	69,930
Deferred income taxes	(283,861)	189,064
Loss on disposition of California contract rights and note receivable	—	128,287
Share-based compensation	1,044,019	—
Increase in allowance for doubtful accounts	125,000	—
Other	(1,000)	—
Increases in operating (assets) and liabilities:
Other assets	(109,609)	(2,611)
Accounts payable and accrued expenses	126,564	483,393
Income taxes payable	(83,489)	441,866

Net cash provided by (used in) operating activities	(113,656)	2,368,435

Cash flows from investing activities:
Advances to tribal governments, excluding $491,281 and $878,182 expensed	(1,190,391)	(1,050,305)
Deposits and other costs incurred related to the Stockman’s Casino acquisition	(1,283,456)	—
Repayment by (advances to) co-venturer	37,215	(37,215)
Acquisition of contract rights and other assets	(139,033)	(342,010)
Purchase of land held for development	—	(130,000)

Net cash used in investing activities	(2,575,665)	(1,559,530)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $1,543,467	21,531,533	—

Net increase in cash and cash equivalents	18,842,212	808,905
Cash and cash equivalents, beginning of year	3,275,270	2,466,365

Cash and cash equivalents, end of year	$22,117,482	$3,275,270

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, NATURE AND HISTORY OF OPERATIONS

Nature of Operations. Full House Resorts, Inc. (Full House or the Company), develops, manages and/or invests in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations. The Company seeks to expand through acquiring, managing, or developing casinos in profitable markets. Currently, the Company is a 50% investor in Gaming Entertainment (Delaware), LLC (GED), a joint venture with Harrington Raceway, Inc., which manages Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware as an agent and under the supervision of the Delaware State Lottery Office. As of December 31, 2006, Midway Slots has 1,610 gaming devices, a 350-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area.

Full House also has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians, (the Michigan tribe), for the development and management of a casino/resort in the Battle Creek, Michigan area, which is currently in the pre-development state (the Michigan project). The planned casino / resort is expected to open in the third quarter of 2008 with approximately 2,000 gaming devices. The management agreement is still subject to modification and approval by the National Indian Gaming Commission (the NIGC).

In addition, the Company has entered into development and gaming management agreements with the Nambé Pueblo tribe of New Mexico for the development of a 50,000 square foot casino to be built approximately 15 miles north of Santa Fe, New Mexico (the New Mexico tribe). The Company also has development and management agreements with the Northern Cheyenne Nation of Montana (the Montana tribe) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. These management agreements are subject to approval by the NIGC.

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

A parcel of land for the gaming enterprise was selected. On August 9, 2002, the Department of Interior issued its notice to take the land into trust for the benefit of the Michigan tribe. On August 30, 2002 Citizens Exposing Truth About Casinos filed a complaint in United States District Court for the District of Columbia, seeking to prevent this land from being taken into trust. On April 23, 2004, the U.S. District Court rejected all of the plaintiff’s arguments except it found that the environmental assessment was insufficient and entered an injunction prohibiting the BIA from taking the land into trust until a more complete environmental analysis was done. The BIA issued an environmental impact statement in August 2006 and the final agency action of a record of decision in September 2006, following which the lawsuit was settled and the injunction removed. The terms of the settlement dismiss all environmental claims and allow the BIA to take into trust the land designated for the Michigan tribe’s casino. In exchange we have agreed not to open a casino to the public for a period of 18 months from September 29, 2006 but have and will proceed with seeking financing for the project and the necessary approvals of the management agreement from the National Indian Gaming Commission prior to the land being taken into trust by the BIA on December 22, 2006, and work on the design and construction planning for the project. On October 26, 2006, the plaintiff filed an appeal on one issue, which addresses the basis under the Indian Gaming Regulatory Act, known as IGRA, pursuant to which this land is deemed suitable for gaming and is scheduled to be heard on an expedited basis. Appellant filed its brief on appeal in a timely manner on January 26, 2007 and reply briefs were filed by February 26, 2007. The matter is pending oral argument before the appellate court on May 14, 2007. We have been advised by counsel that even if the appeal is successful, there are additional bases under the IGRA for the Michigan tribe to permit the land to be used for gaming.

We have also begun final planning and are negotiating construction financing with construction set to begin in the fourth quarter of 2007. Assuming we receive NIGC approval of the revised management agreement and there are no significant construction delays, we expect the casino to open in the third quarter of 2008, with at least 2,000 slot machines and 44 table games.

Relationship with RAM Entertainment, LLC. In February 2002, the Company entered into an agreement with RAM Entertainment, LLC, (RAM) a privately held investment company, whereby RAM was admitted as a 50% member in GEM and Gaming Entertainment (California), LLC, (GEC), consolidated investee of the Company, in exchange for providing a portion of the necessary funding for the development of planned projects in Michigan and California (see next paragraph). Accordingly, RAM loaned Full House $2,381,260 to fund the projects. RAM has the right, and is expected to convert $2,000,000 of the loan will into a capital contribution to GEM once the Michigan management contract receives regulatory approval. In 2005, the Company and RAM amended the 2002 agreement to extend the maturity date of the note payable and the related accrued interest to July 1, 2007. In addition, as part of that amended agreement, RAM subordinated its security interest up to $3,000,000 of other Company borrowings subject to certain terms, and RAM committed to fund up to $800,000 of Michigan development expenditures. As of March 15, 2006, RAM had fully funded the $800,000 funding commitment.

In 1995, GEC entered into a series of agreements with the Torres Martinez Band of Desert Cahuilla Indians, (the California tribe) for economic development and gaming management near Palm Springs, California. In August 2001, the California tribe rejected the existing agreements and terminated Full House’s services. As a result, the Company pursued reimbursement from the California tribe for expenses and damages and other relief of approximately $1.1 million. A favorable arbitration award was issued on February 16, 2005, which upheld the 1995 development agreement. In December 2005, the Company received a cash settlement from the tribe of $1,050,897 for relinquishment of its rights under the development agreement, and the parties issued mutual releases in satisfaction of all claims. The settlement resulted in income of $922,611, net of previously capitalized costs of $128,287.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The consolidated financial statements include the accounts of the Company, which include GEM, a 50%-owned subsidiary, and all of the Company’s other wholly-owned subsidiaries. Due to Full House’s current financing arrangements for the Michigan development, Full House is exposed to the majority of risk related to the activities of GEM. Consequently, GEM is considered to be a variable interest entity as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46(R)) and therefore, GEM is consolidated into the Company’s financial statements as of December 31, 2006 and 2005, in accordance with the provisions of FIN 46R. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its investment in GED using the equity method of accounting (Note 3). Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of net income and distributions. At December 31, 2006 and 2005, due to a management fee rebate accrual, cash distributions from GED exceeded the Company’s equity in the net income of GED, resulting in a negative investment balance. Since the Company is required to fund the rebate accrual, the negative investment balances of $105,739 and $10,157 in 2006 and 2005, respectively, are included in accrued expenses in the accompanying consolidated financial statements.

Cash equivalents - Cash in excess of daily requirements is invested in highly liquid short-term investments with initial maturities of three months or less when purchased. Such investments are stated at cost, which approximates market, and are reported as cash equivalents in the consolidated financial statements.

Concentrations of credit risk - The Company’s concentrations of credit risk (or market risk) are related primarily to long-term notes receivable from tribal governments (Note 4). A portion of the Company’s cash equivalents are in high quality securities placed with major banks and financial institutions and therefore, management does not believe that there is significant risk of loss associated with such investments. Advances to tribal governments are primarily related to the Michigan project and represent pre-construction advances made to the tribe to fund its operations. The advances, including contractual accrued interest, if any, are collateralized solely by the future cash flows generated by the operations of the gaming facility and, although there can be no assurance that a facility will be opened, management does not believe that there is significant risk of loss associated with such investment, but considers its assessment of such risk in its fair value estimates. However, the maximum loss that could be sustained if such advances prove to be uncollectible is limited to the recorded amount of the receivable and the related contract rights, less any impairment or other allowances that may be provided.

Fair value of financial instruments - The carrying value of the Company’s cash and cash equivalents and accounts payable, approximates fair value because of the short maturity of those instruments. As discussed above, substantially all of the Company’s receivables are carried at estimated fair value. The estimated fair values of the Company’s debt approximate their recorded values at December 31, 2006, based on the current rates offered to the Company for loans of the same remaining maturities.

Long-term assets related to Indian casino projects - The Company evaluates the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian casino project. The Company accounts for its notes receivable from and management contracts with the tribes as separate assets.

The estimated fair value of the advances (notes receivable, tribal governments – Note 4) made to the tribes are accounted for as in-substance structured notes in accordance with the guidance contained in EITF 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes. Under their terms, the notes do not become due and payable unless and until the projects are completed and operational. However, in the event the Company’s development activity is terminated prior to completion, the Company generally retains the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset (contract rights – Note 5), or expensed as period costs of retaining such rights if the rights were acquired in a separate unbundled transaction.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using typical market discount rates for prospective Indian casino operations, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes to project-specific circumstances such as ongoing litigation, the status of regulatory approvals and other factors previously discussed. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. No interest income is recognized during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in the Company’s statement of operations.

Upon opening of the casino, any difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

Intangible assets related to the acquisition of the management contracts (contract rights) are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets were to exceed the undiscounted cash flow, the difference between the estimated fair value and carrying value of the assets would be charged to operations as an impairment loss. The Company expects to amortize the contract rights using the straight-line method over seven years, or the term of the related management contract, whichever is shorter, typically beginning upon commencement of casino operations.

Cost of gaming and related licenses - As of December 31, 2006, professional fees and costs of $411,546, consisting primarily of payments to the Nevada Gaming Commission in connection with the applications for licensure of the Company and certain of its officers and executives, have been capitalized and included in other long-term assets in the accompanying financial statements. The related licenses are not transferable, have an indefinite life, and are therefore not amortized but are evaluated periodically for possible impairment.

Share-based compensation - On January 1, 2006, the Company adopted the FASB’s Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS 123R), to account for its share-based compensation, and elected the modified prospective method of transition. Accordingly, for the year ended December 31, 2006, share-based compensation expense of $1,044,019 is included in general and administrative expenses. The Company previously provided for employee share-based compensation using the intrinsic method provided under Accounting Principles Board Opinion No. 25. Since all outstanding stock options (Note 11) were fully vested and provided for prior to January 1, 2006, the adoption of SFAS 123R did not have any effect on the Company’s results of operations for 2006. In addition, there is no pro forma effect on historical reported results of operations for 2005 had the Company used the fair value recognition provisions of SFAS 123 in that year.

Unvested option and stock grants made in connection with the Company’s 2006 Incentive Compensation Plan and a consulting agreement with a director, Lee Iacocca, (Note 11) are viewed as a series of individual awards and the related share-based compensation expense has initially been deferred and recorded as unearned stock-based compensation, shown as a reduction of stockholders’ equity, and will subsequently be amortized into operations as compensation expense as services are provided on a straight-line basis over the vesting period.

Legal defense costs. - The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.

Earnings per common share - Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is ordinarily computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect reported amounts. Accordingly, actual results could differ from those estimates. Significant estimates used by Full House include evaluation of the recoverability of its investment in long-term assets related to Indian casino projects, any of which could change materially in the next twelve months based on evolving developments and events.

Reclassifications - Certain minor reclassifications in prior year balances have been made to conform to the current year presentation, which had no effect on reported net income.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of and for the years ended December 31, 2006 and 2005, summary financial information for GED is as follows:

CONDENSED BALANCE SHEET INFORMATION

	2006	2005
Total assets	$804,409	$699,886
Total liabilities	1,015,886	720,200
Members’ capital (deficiency)	(211,477)	(20,314)

CONDENSED STATEMENT OF INCOME INFORMATION

	2006	2005
Revenues	$22,766,151	$21,623,810
Net income	7,720,585	7,469,096

Since GED has no non-operating income or expenses, is treated as a partnership for income tax purposes and consequently recognizes no federal or state income tax provision, income from operations is the same as net income for each period presented and there are no material differences between its income for financial and tax reporting purposes.

4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

As of December 31, 2006 and 2005, Full House has made advances to tribal governments totaling $13,652,328 and $8,577,979 as follows:

Contractual (stated) amount (not including interest)	2006	2005
Michigan tribe	$12,728,428	$8,243,344
Other	923,900	334,635

	$13,652,328	$8,577,979

Estimated fair value of notes receivable related to Indian casino projects
Michigan tribe	$10,258,202	$4,038,427
Other	737,580	230,102

	$10,995,782	$4,268,529

The following table summarizes the changes in notes receivable, tribal government for 2006 and 2005:

	2006
	Total	Michigan tribe	Other tribes
Balances, January 1, 2006	$4,268,529	$4,038,427	$230,102
Total advances	5,679,536	5,090,272	589,264
Advances allocated to contract rights	(139,032)	—	(139,032)
Advances expensed as period costs	(491,281)	(491,281)	—
Unrealized gains	1,678,030	1,620,784	57,246

Balances, December 31, 2006	$10,995,782	$10,258,202	$737,580

On December 22, 2006, land previously held for the development of the Michigan project (Note 6) was deeded to the Michigan tribe and taken into trust by the BIA to be used as the site for the casino project. The cost of the land ($3,858,832) was reclassified to notes receivable and is included in the cumulative advances noted above.

	2005
	Total	Michigan tribe	Other tribes
Balances, January 1, 2005	$3,123,950	$3,098,950	$25,000
Total advances	2,061,642	1,727,007	334,635
Advances allocated to contract rights	(133,155)	—	(133,155)
Advances expensed as period costs	(903,182)	(878,182)	(25,000)
Unrealized gains	119,274	90,652	28,622

Balances, December 31, 2005	$4,268,529	$4,038,427	$230,102

5.	CONTRACT RIGHTS

Contract rights are comprised of the following as of December 31, 2006 and 2005:

2006	Cost	Accumulated Amortization	Net
Michigan project, initial cost	$4,155,213	$—	$4,155,213
Michigan project, additional	1,141,683	(608,899)	532,784
Other projects	472,188	—	472,188

	$5,769,084	$(608,899)	$5,160,185

2005	Cost	Accumulated Amortization	Net
Michigan project, initial cost	$4,155,213	$—	$4,155,213
Michigan project, additional	1,141,683	(542,299)	599,384
Other projects	333,155	—	333,155

	$5,630,051	$(542,299)	$5,087,752

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

In 2001, the Company acquired the remaining 50% interest in three joint venture projects for $1,800,000. $1,141,683 was allocated to the Michigan project with the balance allocated to projects in Oregon, which were fully amortized in 2002, and California, which were written off as part of the cost of the arbitration settlement in 2005. The additional contract rights acquired in 2001 relating to the Michigan project represent the Company’s acquisition of the rights to control the development processes, which has been ongoing since 2001. Accordingly, amortization of these rights commenced in 2001. The amortization period was previously estimated to be nine years which reflected a two-year expected development period prior to the seven-year management contract, but due to legal delays, the estimate was extended to ten years in 2005. Revisions were accounted for as changes in estimate, which are accounted for prospectively.

6.	LAND HELD FOR DEVELOPMENT

As of December 31, 2006 and 2005, land held for development consists of:

	2006	2005
Michigan project	$—	$3,858,832
Other projects	130,000	130,000

	$130,000	$3,988,832

On December 22, 2006, land previously held for the development of the Michigan project was deeded to the Michigan tribe and taken into trust by the BIA to be used as the site for the casino project. The cost ($3,858,832) has been included in advances to the tribes and the cost and contractual interest receivable ($1,385,191) has been considered in the Company’s fair value estimates of notes receivable, tribal governments.

7.	STOCKHOLDERS’ EQUITY (SEE ALSO NOTE 11)

The Company’s preferred stock has a $.30 per share cumulative dividend rate, and has a liquidation preference equal to $3.00 per share plus all unpaid dividends. On December 22, 2006, the Company declared a $3,042,084 dividend on the preferred stock, which was subsequently paid in January, 2007, at which time the preferred shares were converted to common shares on a one-for-one basis.

On December 22, 2006, the Company completed an equity offering on Form SB-2 in which 7,100,000 shares of common stock were issued (including 900,000 shares issued to the underwriters pursuant to an over-allotment option) at $3.25 per share. The common stock offering resulted in net proceeds to the Company of $21,531,533, net of fees and other costs of $1,543,467.

8.	INCOME TAXES

The income tax provision recognized in the consolidated financial statements consists of the following:

		2006	2005
Current:	Federal	$567,126	$306,555
	State	253,957	298,060

	Total current provision	821,083	604,615

Deferred:	Federal	(265,830)	167,164
	State	(18,032)	21,901

	Total deferred benefit	(283,862)	189,065

Total provision		$537,221	$793,680

A reconciliation of the income tax provision with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2006	2005
Tax provision at U.S. statutory rate	$400,145	$555,226
State taxes, net of federal benefit	167,611	218,629
Other	(30,535)	19,825

Total	$537,221	$793,680

At December 31, 2006 and 2005, the Company’s deferred tax assets (liabilities) consist of the following:

	2006	2005
Deferred tax assets:
Deferred compensation	$194,188	—
Accrued bonuses	55,250	—
Allowance for doubtful accounts	42,500	—
Other	10,200	106,313

Total deferred tax assets	302,138	106,313

Deferred tax liabilities:
Income related to Indian casino projects	(124,827)	(226,916)
Depreciation	(883)	(4,204)
Other	(17,374)	—

Total deferred tax liabilities	(143,084)	(231,120)

Net deferred tax asset (liability)	$159,054	$(124,807)

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest were immaterial in 2006 and 2005.

Cash payments for income taxes were $613,990 and $162,749, for 2006 and 2005, respectively.

10.	COMMITMENTS

Office lease. The Company leases office space under a non-cancelable operating lease expiring on March 31, 2007. Rent expense was $48,353 and $48,247 for 2006 and 2005, respectively. In March 2007, the Company entered into an agreement to lease other office space in the current office complex for a period of 3 years, with an option to renew for an additional three years. The future minimum lease payments under the new agreement are $61,312, $77,097 and $79,251 for 2007, 2008 and 2009, respectively.

Financing of Indian gaming projects. Through our management or development agreements, we have agreed to arrange financing for Michigan, New Mexico and Montana tribes on a best efforts basis. The amounts to be financed may change based on the individual project’s planned size and costs. Currently, Michigan requires approximately $158,000,000, the New Mexico project requires approximately $50,000,000 and Montana requires approximately $16,000,000.

11.	SHARE-BASED COMPENSATION PLANS

On September 25, 2006, the Company entered into a consulting agreement with Lee Iacocca, one of its directors, under the terms of which Mr. Iacocca will provide consulting services to the Company related to marketing and advertising for a period of three years. In consideration of these services, on December 26, 2006, the Company granted Mr. Iacocca 300,000 restricted shares of the Company’s common stock valued at the closing price on the grant date with no discount, which vest in equal amounts over the three year term of the agreement or immediately upon death. Based upon the closing price of $3.73, the Company expects that $1,119,000 of share-based compensation expense will be amortized over the term of the consulting agreement. In addition, as part of the agreement, Mr. Iacocca forfeited 250,000 options to purchase the Company’s common stock at an exercise price of $3.69 per share that had previously been granted and vested. The restricted stock grant was recorded as deferred compensation expense, reported as a reduction of stockholders’ equity and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period. The forfeit of the 250,000 of options had no effect on the financial statements, since the options were fully vested.

On May 31, 2006 (the Grant Date), the Company’s stockholders approved the 2006 Incentive Compensation Plan (the Plan), authorizing the issuance of up to 1,100,000 restricted shares of the Company’s common stock as incentive compensation to officers, directors and consultants. Also on the Grant Date, the Company’s compensation committee approved the issuance of 668,000 shares of restricted stock pursuant to the Plan, valued at the closing price of the Company’s stock ($3.25), with no discount (Note 7). Of the total shares granted, 145,500 vested on the Grant Date and the remaining 522,500 are expected to vest through January 7, 2009, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense has initially been recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

The Company’s ability to issue options under its earlier plans expired on June 30, 2002. A summary of the status of Full House’s stock option plan as of December 31, 2006 and 2005, and changes during the years then ended are presented below:

	2006		2005
	WEIGHTED-AVERAGE EXERCISE		WEIGHTED-AVERAGE EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of year	575,000	$2.88	575,000	$2.88
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(250,000)	3.69	—	—

Outstanding at end of year	325,000	2.25	575,000	2.88

Exercisable at year-end	325,000	2.25	575,000	2.88

As of December 31, 2006, the 325,000 options outstanding and exercisable had a weighted-average remaining contractual life of 0.5 years. In January 2007, 250,000 of these options were exercised.

12.	SUBSEQUENT EVENTS

Casino acquisition. In January 2007, the Company acquired Stockman’s Casino and Holiday Inn (Stockman’s) in Fallon, NV. The purchase price was approximately $27.37 million (including acquisition costs of $625,101), which was funded with cash raised through an equity offering effected during 2006, a $16 million reducing revolving loan from a bank, and a promissory note to the seller of Stockman’s Casino in the approximate amount of $1.25 million. The reducing revolving loan requires semiannual payments of $533,333 plus interest over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. The variable rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s. The loan agreement is guaranteed and secured by a pledge of the stock and the assets of Stockman’s. The promissory note to the seller of Stockman’s bears interest at 7.44%, is payable in 60 monthly installments of principal and interest, and is secured by a subordinate position in Stockman’s capital stock and real estate.

The purchase price is expected to be allocated as follows in the first quarter of 2007:

Current assets	$1,434,272
Other assets	45,428
Property and equipment	16,885,000
Current liabilities	(433,202)
Goodwill	9,440,419

$27,371,917

The purchase of Stockman’s is expected to be accretive to earnings due to its pattern of revenue and earnings growth, in addition to possible future expansion opportunities. The Company also expects to retain Stockman’s experienced management team that has been responsible for these operating trends. The purchase price was based on a multiple of cash flow from operations, which exceeds the net book value of Stockman’s assets and is expected to result in the recognition of goodwill of approximately $9.7 million.

The following unaudited, pro forma, condensed, consolidated balance sheet is presented as if the Stockman’s acquisition took place as of December 31, 2006:

Pro Forma Consolidated Totals
ASSETS
Current assets	$13,372,456
Other assets	18,138,263
Property and equipment	16,885,000
Goodwill	9,440,419

$57,836,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$8,715,001
Long-term liabilities	15,966,343
Non-controlling interest in consolidated joint venture	2,035,041

Stockholders’ equity	31,119,753

$57,836,138

Dividend payment. In January 2007, using a portion of the proceeds of the December 2006 equity offering, the Company paid cash dividends previously in arrears of $3,042,084 to the holders of the Company’s Series 1992-1 preferred stock, at which time the preferred shares were converted to common shares on a one-for-one basis. Accordingly, as of January 2007, the Company no longer has any outstanding preferred shares or related obligations.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

21	List of Subsidiaries of Full House Resorts, Inc.

23.2	Consent of Piercy Bowler Taylor & Kern

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002