Form 10QSB
period 2007-03-31
FULL HOUSE RESORTS INC
filed 2007-05-15
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ____________.
Commission File No. 1-32583
FULL HOUSE RESORTS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3391527

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4670 S. Fort Apache Road Suite 190 Las Vegas, Nevada	89147

(Address of principal executive offices)	(zip code)
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
As of April 23, 2007, Registrant had 19,322,276 shares of its $.0001 par value common stock outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

FULL HOUSE RESORTS, INC

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(unaudited)
ASSETS
Current assets Cash	$10,633,452	$22,117,482
Accounts receivable, net of allowance of $205,000 in 2007	221,482	—
Prepaid expenses	312,812	76,204
Other	174,947	115,000

	11,342,693	22,308,686

Property and equipment, net of accumulated depreciation and amortization of $6,493,975 and $107,774	16,627,618	7,401

Long-term assets related to Tribal casino projects
Notes receivable	11,573,346	10,995,782
Contract rights, net of accumulated amortization of $625,549 and $608,899	5,163,010	5,160,185
Land held for development	130,000	130,000

	16,866,356	16,285,967

Other long-term assets
Goodwill	12,041,669	—
Investment in unconsolidated joint venture	221,676	—
Deferred income tax assets	—	159,054
Deposits and other	784,177	1,395,012

	13,047,522	1,554,066

	$57,884,189	$40,156,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,663,727	$2,381,260
Accounts payable	490,462	153,330
Accrued interest	476,492	428,051
Other accrued expenses	712,331	486,841
Dividend payable	0	3,042,084
Income tax payable	3,733	237,623
Other	272,137	272,137

	5,618,881	7,001,326

Long-term debt, net of current portion	15,929,807	—
Deferred income tax liability	2,713,498	—

	18,643,305	—

Non-controlling interest in consolidated joint venture	2,042,968	2,035,041

Stockholders’ equity
Cumulative preferred stock, $.0001par value, 5,000,000 shares authorized; 700,000 shares issued and outstanding in 2006;	—	70
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,322,276 and 18,408,380 shares issued and outstanding	1,932	1,841
Additional paid-in capital	42,595,642	42,195,263
Deferred compensation	(2,278,070)	(2,245,981)
Deficit	(8,740,469)	(8,831,440)

	31,579,035	31,119,753

	$57,884,189	$40,156,120

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months
	ended March 31,
	2007	2006
Revenues
Casino	$1,348,790	$—
Food and beverage	320,802	—
Hotel	305,044	—

	1,974,636

Equity in net income of unconsolidated joint venture	1,047,487	977,564

	3,022,123	977,564

Operating costs and expenses
Casino	390,043	—
Food and beverage	314,166	—
Hotel	215,294	—
Project development costs	185,181	110,422
Selling, general and administrative	1,752,253	595,721
Depreciation and amortization	293,909	18,219

	3,150,846	724,362

Unrealized gains on notes receivable, tribal governments	404,533	227,192

Income from operations	275,810	480,394

Other income (expense)
Interest and other income	185,501	28,255
Interest expense	(260,839)	(44,754)

	(75,338)	(16,499)

Income before non-controlling interest in net (income) loss of consolidated joint venture and income taxes	200,472	463,895
Non-controlling interest in net (income) loss of consolidated joint venture	(7,926)	41,345

Income before income taxes	192,546	505,240
Income taxes	(101,575)	(217,848)

Net income	90,971	287,392
Less undeclared dividends on cumulative preferred stock	—	(52,500)

Net income applicable to common shares	$90,971	$234,892

Net income per common share
Basic and diluted	$0.00	$0.02

Weighted-average number of common shares outstanding
Basic	19,207,176	10,340,380

Diluted	19,207,176	11,040,928

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

					paid-in		share-based	stockholder’s
	Shares	Amount	Shares	Amount	capital	Deficit	compensation	equity
Balances, January 1, 2007	700,000	$70	18,408,380	$1,841	$42,195,263	$(8,831,440)	$(2,245,981)	$31,119,753

Conversion of preferred shares into common shares	(700,000)	(70)	700,000	70		—	—
Issuance of restricted stock			110,000	11	400,389		(400,400)	—
Deferred share-based compensation recognized	—	—	—	—	—	—	368,311	368,311
Stock option exercises	—	—	103,896	10	(10)		—	—
Net income	—	—	—	—	—	90,971	—	90,971

Balances, March 31, 2007	—	$—	19,322,276	$1,932	$42,595,642	$(8,740,469)	$(2,278,070)	$31,579,035

Balances, January 1, 2006	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,429,031)	(2,245,981)	$11,001,962
Net income	—	—	—	—	—	287,392	—	287,392

Balances, March 31, 2006	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,141,639)	$(2,245,981)	$11,289,354

See notes to condensed consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2007	2006
Net cash provided by (used in) operating activities	$77,494	$(27,408)

Investing activities:
Advances to tribal governments, net of $33,217 and $106,589 expensed	(161,613)	(409,139)
Repayments by co-venturer	—	37,215
Deposits and other cash costs related to the Stockman’s Casino acquisition, net of cash acquired of $1,020,824	(8,217,493)	(276,304)
Acquisition of contract rights and other assets	(105,792)	(55,266)

Net cash used in investing activities	(8,484,898)	(703,494)

Financing activities:
Dividends paid	(3,042,084)
Payments on long-term debt	(34,542)

Cash used in financing activities	(3,076,626)

Net decrease in cash and cash equivalents	(11,484,030)	(730,902)
Cash and cash equivalents, beginning of period	22,117,482	3,275,270

Cash and cash equivalents, end of period	$10,633,452	$2,544,368

Non-cash investing and financing activities:
Portion of Stockman’s casino acquisition financed with long-term debt:	$17,001,415

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. (Full House) and its subsidiaries (collectively, the Company) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in Full House’s Annual Report on Form 10-KSB for the year ended December 31, 2006, from which the balance sheet information as of December 31, 2006, was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation. The results of operations for the period ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The consolidated financial statements include the accounts of the Company, including Stockman’s Casino and Holiday Inn (Stockman’s) since its acquisition (Note 2) January 31, 2007. Gaming Entertainment (Michigan) LLC, a 50%-owned subsidiary, has been determined to be a variable interest entity, as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities that must also be (and has been) consolidated. The Company accounts for its investment in Gaming Entertainment (Delaware) LLC (GED) (Note 4), using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

2.	ACQUISITION OF STOCKMAN’S CASINO

On January 31, 2007, the Company acquired Stockman’s. The purchase price was approximately $27.4 million (including acquisition costs of $659,846), which was financed with cash raised through an equity offering effected during 2006, a $16 million reducing revolving loan from a bank, and a promissory note to the seller in the approximate amount of $1.25 million (Note 6).

The purchase price was allocated as follows in the first quarter of 2007:

Current assets	$1,437,662
Other assets	151,531
Property and equipment	16,885,000
Current liabilities	(440,514)
Goodwill	9,372,983

$27,406,662
The total acquisition cost increased $34,745 over the estimate disclosed in the Company’s 10-KSB due to additional professional costs associated with the purchase. While the evaluation of fair market value of the assets has been completed, the Company is currently evaluating the tax treatment and contemplates having further discussion with seller. The resulting accounting is expected to be completed within one year of the purchase. Due to the current tax treatment, goodwill was adjusted upward by approximately $2.5 million and a deferred tax liability of approximately $2.7 million was established related to the Company’s carry-over tax basis in Stockman’s property assets.
The following unaudited, condensed consolidated pro forma data summarizes the Company’s results of operations for the periods indicated as if the acquisition had occurred as of January 1, 2007. This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the acquisition been completed on January 1, 2007, or of future financial results.

	Three months ended March 31,
	2007	2006
Net revenues	$4,195,184	$3,858,876
Net income	322,448	940,528
Earnings per share, basic and diluted	0.02	0.09
3.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2007, share-based compensation expense of $368,311 related to restricted stock grants is included in general and administrative expense. There was no share-based compensation expense in the first quarter of 2006.

On March 13, 2007 (the grant date), the Company’s issued 110,000 shares of restricted stock valued at the closing price of the Company’s stock ($3.64), with no discount. The shares vest annually through February 19, 2010, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense of $400,400 has initially been recorded as deferred compensation, reported as a reduction of stockholder’s equity, and will subsequently be recognized as compensation expense on a straight-line basis as services are provided over the vesting period.

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. Since GED has no non-operating income or expenses, it is treated as a partnership for income tax purposes and consequently recognizes no federal or state income tax provision, income from operations is the same as net income for each period presented, and there are no material differences between its income for financial and tax reporting purposes. Summary information for GED’s operations is as follows:

	Three months
	ended March 31,
	2007	2006
Management fee revenues	$2,223,131	$2,079,940
Net income	2,094,974	1,955,128
5.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

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
As of March 31, 2007 and December 31, 2006, Full House has made advances to tribal governments totaling $13,866,389 and $13,652,328 as follows:

	March 31,	December 31,
	2007	2006
Contractual (stated) amount (not including interest):
Michigan tribe	$12,857,350	$12,728,428
Other	1,009,039	923,900

	$13,866,389	$13,652,328

Estimated fair value of notes receivable related to Tribal casino projects:
Michigan tribe	$10,764,274	$10,258,202
Other	809,072	737,580

	$11,573,346	$10,995,782

In March 2007, the estimated opening date for the New Mexico casino was extended from the third quarter to the fourth quarter of 2008. This change in estimate results from the Tribe’s desire for an updated market study and to review the size of the projected property. The change in estimate did not have a material impact on the estimated fair value of the related notes receivable nor the unrealized gains for the current quarter.
The following table summarizes the changes in notes receivable, tribal government from December 31, 2006 to March 31, 2007:

	Total	Michigan tribe	Other tribes
Balances, January 1, 2007	$10,995,782	$10,258,202	$737,580
Total advances	225,723	140,584	85,139
Advances allocated to contract rights	(19,475)	—	(19,475)
Advances expensed as period costs	(33,217)	(33,217)	—
Unrealized gains	404,533	398,705	5,828

Balances, March 31, 2007	$11,573,346	$10,764,274	$809,072

6.	LONG-TERM DEBT

The Company incurred substantial new debt during the quarter ended March 31, 2007, in connection with the Stockman’s acquisition. As a result, long-term debt at March 31, 2007, consists of the following:

Reducing revolving loan agreement, $16.0 million limit on January 31, 2007, due January 31,2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.3892% at March 31, 2007)	$16,000,000
Promissory note, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	1,212,274

Total new debt	17,212,274
Promissory note, $2.38 million on February 15, 2002, originally due March 15, 2003, which has been extended to July 2007, interest based on Bank of America New York prime rate (8.25% at March 31, 2007)	2,381,260

19,593,534
Less current portion of long-term debt	(3,663,727)
$15,929,807

The maximum amount permitted to be outstanding under the reducing revolving loan decreases $533,333 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The loan agreement also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. The promissory note payable to the seller of Stockman’s is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.
Scheduled maturities of long-term debt are as follows:

Annual periods ending March 31,
2008	$3,663,727
2009	1,293,439
2010	1,310,950
2011	1,329,809
2012	1,350,119
Thereafter	10,645,490

Total	$19,593,534

7.	INCOME TAXES

Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), became effective for and was adopted by the Company beginning in 2007. Based on the Company’s assessment of its tax positions in accordance with FIN 48, there was no impact on its opening retained earnings or the current period’s results of operations as a result of the change in accounting principle to adopt FIN 48.

The difference between the Company’s effective and statutory tax rates for the quarters ended March 31, 2007 and 2006, was primarily due to the state tax provision, net of the federal benefit.

8.	SEGMENT REPORTING

Following the acquisition of Stockman’s in January 2007, the Company’s business is comprised of three primary business segments. The operations segment includes Stockman’s casino and hotel operation in Fallon, Nevada. The development / management segment includes costs associated with the Company’s tribal casino projects and the Delaware joint venture. The Corporate segment reflects the management and administrative expenses of the Company. Segment information is as follows for the three months ended March 31, 2007 and 2006.

Selected Statements of Operations data:

		Development /
2007	Operations	Management	Corporate	Consolidated
Revenues	$1,974,636	$1,047,487	$—	$3,022,123
Development costs	—	185,181	—	185,181
Depreciation and amortization	274,874	16,650	2,385	293,909
Income (loss) from operations	506,406	1,198,680	(1,429,277)	275,809
Net income (loss)	527,850	1,128,917	(1,565,796)	90,971

		Development /
2006	Operations	Management	Corporate	Consolidated
Revenues	$—	$977,564	$—	$977,564
Development costs	—	110,422	—	110,422
Depreciation and amortization	—	16,650	1,569	18,219
Income (loss) from operations	—	1,036,988	(556,594)	480,394
Net income (loss)	—	1,012,282	(777,390)	234,892
Selected Balance Sheet data:

		Development /
2007	Operations	Management	Corporate	Consolidated
Assets	$18,956,201	$13,445,678	$25,482,310	$57,884,189
Property and equipment, net	16,615,218	—	12,400	16,627,618
Goodwill	—	—	12,041,669	12,041,669
Liabilities	389,201	77,171	23,795,815	24,262,187

		Development /
2006	Operations	Management	Corporate	Consolidated
Assets	$—	$10,292,457	$6,521,972	$16,814,429
Property and equipment, net	—	—	130,000	130,000
Liabilities	—	549,797	3,047,996	3,597,793

9.	CONTINGENCY

Environmental litigation. During the quarter ended September 30, 2006, previously reported litigation involving environmental issues related to the proposed Firekeepers Casino in Battle Creek, Michigan was settled. The terms of the settlement dismiss all environmental claims and should allow for the Bureau of Indian Affairs to take into trust the land designated for the Michigan Tribe’s casino. In exchange, the Company has agreed not to open a casino to the public for a period of 18 months beginning September 29, 2006, but will proceed with seeking financing for the project and the necessary approvals of the management agreement from the National Indian Gaming Commission so that the land can be transferred into trust, and the Company can work on the design and construction planning for the project. On October 26, 2006, the plaintiff filed an appeal on one issue, which addresses the basis under the Indian Gaming Regulatory Act (IGRA) pursuant to which this land is deemed suitable for gaming and is scheduled to be heard on an expedited basis. Oral arguments were presented on May 14, 2007 and the Court will render a ruling at a later date. The Company has been advised by counsel that even if the appeal is successful, there are additional bases under IGRA for the Michigan Tribe to be permitted to use the land for gaming.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
     Full House Resorts, Inc., a Delaware corporation, develops, manages and invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including commercial and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC, a joint venture with Harrington Raceway, Inc., which has a management contract through 2011 with Midway Slots and Simulcast at the Delaware State Fairgrounds in Harrington, Delaware. Midway Slots has 1,580 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area. Harrington Raceway has undertaken an expansion and remodeling of Midway Slots and Simulcast, for which ground breaking occurred in August 2006. When the expansion and remodeling is completed, in the fall of 2007, Midway is expected to have approximately 2,000 slot machines and improved food and beverage outlets.
     Through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC, a privately held investment company, we have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians, referred to herein as the Michigan tribe, for the development and management of a casino resort in the Battle Creek, Michigan area, which is currently in the pre-development stage. The planned casino resort is expected to have more than 3,000 gaming positions. In December 2006, the land was taken into trust by the Federal Government. Our management agreement is subject to approval by the National Indian Gaming Commission (NIGC) which is currently processing our application.
     During 2005, we entered into agreements with the Nambé Pueblo of New Mexico and the Northern Cheyenne Tribe of Montana to develop and manage gaming casinos for each. Each management agreement is subject to approval by the NIGC and the project site must be approved for gaming by appropriate officials in the Department of the Interior. The proposed site for the Nambé Pueblo project is on land that is held in trust for the tribe, has been determined suitable for gaming pursuant to the Indian Gaming Regulatory Act (IGRA), and is not subject to any further approvals. The proposed site for the Northern Cheyenne Tribe project is on land, which, although it is already held in trust for the tribe, must be approved by the Secretary of the Interior in conjunction with the Governor of Montana pursuant to a process set forth in the IGRA. In 2005, during the 109th Congress, bills were introduced in both the Senate and House of Representatives which, if enacted, would have substantially curtailed the ability of Indian tribes to conduct gaming on lands which were not held in trust as of the date of passage of the IRGA, October 17, 1988. While neither bill passed, the Secretary of the Interior has recently announced his intention to review the regulations applicable to that section of the IGRA. Any change in such regulations may restrict, further limit or increase the costs and timing of finding land suitable for Indian gaming.
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
     On January 31, 2007, we completed our acquisition of Stockman’s Casino in Fallon, Nevada from the James R. Peters Family Trust. We acquired all of the outstanding shares of Stockman’s Casino, Inc. for cash payments of $25.5 million (including prior deposits) and a promissory note in the amount of approximately $1.2 million. We also incurred capitalized costs of approximately $0.7 million in connection with the acquisition bringing the total acquisition cost to $27.4 million. Stockman’s Casino, Inc. owns and operates Stockman’s Casino and Holiday Inn Express. Stockman’s Casino has approximately 8,400 square feet of gaming space with 274 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. In addition, the facility includes a Holiday Inn Express, which has 98 guest rooms, indoor and outdoor pools, sauna, fitness center, meeting room and a business center. The acquisition was funded in part by a Reducing Revolving Loan Agreement from Nevada State Bank of $16.0 million and approximately $1.2 million of seller financing in the form of a promissory note and approximately $10.2 million in cash which was raised in an equity offering in December 2006.

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
Long-term assets related to Tribal casino projects
     We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes.
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
     We also consider the status of the regulatory approval process including whether:

•	the Federal Bureau of Indian Affairs (BIA) recognizes the tribe,

•	the tribe has the right to acquire land to be used as a casino site,

•	the Department of the Interior has put the land into trust as a casino site,

•	the tribe has a gaming compact with the state government,

•	the NIGC has approved a proposed management agreement, and

•	other legal or political obstacles exist or are likely to occur.
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
     The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our Tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day. For the second through fifth year of operations, we estimate that our cash flow from management fees from the Michigan project will increase 4% to 10% annually. Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flow greatly exceeds the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are five Northern Indiana riverboats whose published win per device per day has consistently averaged above $300, as compared to $210 used in our undiscounted cash flow analysis. Our Michigan project is also located approximately 120 miles west of Detroit and 100 miles northeast of another Michigan Tribal casino project which is under construction near New Buffalo. Both were considered but not thought to be as directly competitive to our Michigan project as the Northern Indiana riverboats.
Summary of long-term assets related to Tribal casino projects
     Long-term assets, at estimated fair value, associated with Tribal casino projects are summarized as follows:

	March 31,	December 31,
	2007	2006
Michigan project:
Notes receivable, tribal governments	$10,764,274	$10,258,202
Contract rights, net	4,671,347	4,687,997
Land held for development	—	—

	15,435,621	14,946,199

Other projects:
Notes receivable, tribal governments	809,072	737,580
Contract rights, net	491,663	472,188
Land held for development	130,000	130,000

	1,430,735	1,339,768

	$16,866,356	$16,285,967

     As noted above, the Michigan project comprises the majority of long-term assets related to Tribal casino projects. We have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the tribe (without interest until the opening of the project and thereafter with interest at prime plus 5%) and a management fee equal to 26% of the net operating income of the casino (as defined) for a period of seven years. The terms of our management agreement are subject to approval and possible modification by the NIGC. While the advances are expected to be repaid prior to commencement of operations, if they are not, the repayment term is seven years, commencing 30 days from the opening of the project.

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
     During the second quarter of 2006, we accelerated the estimated opening date for the Michigan casino from the fourth quarter of 2008 to the third quarter of 2008. Based on our meetings with the Department of Interior and the Justice Department during the second quarter of 2006, and the commencement of construction on Pokagon casino located approximately 100 miles from the intended Michigan project site, we estimated the transfer of the Michigan land into trust would occur sooner than we previously anticipated. The land was subsequently taken into trust during December 2006. The acceleration of the opening date resulted in approximately $250,000 of additional unrealized gains for the second quarter of 2006. These estimates include approximately 12 months to complete the required construction, which is largely based on the actual construction period for a similar project under construction in the same geographical vicinity, design and construction.
     During the first quarter of 2007, we further extended the estimated opening date for the New Mexico casino from the third quarter to the fourth quarter of 2008. This change in estimate results from the tribe’s desire to review an updated market study and examine the size of the projected property. The impact of the change in estimate reduced unrealized gains by $17,572 in the quarter.
     At March 31, 2007 and December 31, 2006, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

	March 31, 2007	December 31, 2006
· Discount rate increases 2.5%	$(336,437)	$(363,556)
· Discount rate decreases 2.5%	354,735	384,996
· Forecasted opening date delayed one quarter	(479,117)	(457,077)
· Forecasted opening date accelerated one quarter	501,461	478,393
     Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
Aggregate face amount of the notes receivable	$13,866,632	$13,652,328
Estimated years until opening of casino:
Michigan	1.50	1.75
New Mexico	1.75	1.75
Montana	1.50	1.75
Discount rate	20.0%	20.0%
Estimated probability rate of casino opening:
Michigan	90%	90%
New Mexico	90%	90%
Montana	90%	90%

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
     Acquisition of Stockman’s. On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, which operates Stockman’s Casino and Holiday Inn Express (Stockman’s) in Fallon, Nevada. Pursuant to our April 6, 2006, stock purchase agreement, the land on which Stockman’s operates was transferred to the corporation, which now owns all of the land and buildings related to the operation. The total purchase price was approximately $27.4 million (including acquisition costs of $.7 million) which was allocated based on an independent valuation analysis of Stockman’s with approximately $9.4 million (exclusive of approximately $2.7 million of deferred taxes) allocated to goodwill as the purchase price considered the positive cash flow of the property in addition to the net assets.
     Income taxes. In the current quarter, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). The Company’s tax positions relative to its adoption and implementation of FIN 48 are adequately documented and conservative in nature. Management believes the Company’s exposure items to the extent they exist relate primarily to application of law vs. an interpretation of law and that any additional tax and related penalties and interest associated with these items of interpretation would be relatively minor. Therefore, we do not believe the adoption of FIN 48 has had a material effect on our financial statements.
Recently issued accounting pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for periods ending in 2008. We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.
Results of operations
Three months ended March 31, 2007, compared to three months ended March 31, 2006
     Revenues. Total revenues increased by $2,044,559 from $977,564 to $3,022,123 primarily due to revenues generated at Stockman’s Casino, which was acquired on January 31, 2007. On a comparative basis, Stockman’s revenues increased by $75,492 or 4.0% for February and March from the prior year.
     Equity in net income of unconsolidated joint venture. For the three months ended March 31, 2007, our share of income from the Delaware joint venture increased $69,923 or 7.2%, compared to the same three months period in 2006, primarily due to an additional Saturday during the quarter and a reduction in bus promotion expenses.
     Operating Expenses For the three months ended March 31, 2007, consolidated expenses increased $2,426,485 from $724,362 to $3,150,846. Approximately $1,468,230 was due to expenses related to the Stockman’s operation.

     General and administrative expense. For the three months ended March 31, 2007, general and administrative expenses increased by $1,156,533 over the same period in 2006, due primarily to employee-related expenses, in addition to expenses attributable to Stockman’s. At the corporate level, increased expenses were comprised of share-based compensation expense of $368,311 related to stock grants to certain officers and directors and bonus expense of $337,590, combined with an increase in payroll-related expenses of $168,750. Other increases contributing to the overall variance were accounting expenses of $119,868 related to audits, offset by a decrease in legal expenses.
     Project development costs. For the three months ended March 31, 2007, project development costs increased by $74,759 or 67.8% compared to the same period in 2006. The Michigan project accounted for 89.1% of the total costs incurred during the quarter due to $112,590 in background investigation expenses related to the National Indian Gaming Commission license application process for individuals and entities related to the project.
     Depreciation and amortization expense increased from $18,219 to $293,909 primarily due to the acquisition of Stockman’s, which resulted in additional depreciation expense of approximately $92,963 per month on the acquired assets.
     Other expense increased $58,839 for the three months ended March 31, 2007, compared to the same three month period in 2006. This is primarily due to increased interest payments resulting from additional long-term debt agreements.
Liquidity and capital resources
     The Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement. The fifteen year contract, which expires in the year 2011, provides that net cash flow (after certain deductions) is to be distributed monthly to us and our joint venture partner. If our portion of the management fee exceeds $3,500,000 annually, the owner is entitled to a 50% rebate on the excess management fee. The owner of Midway Slots is currently funding an expansion and renovation of the facility for which we have no financial obligation and which is expected to be completed in the fall of 2007.
     On a consolidated basis, for the three months ended March 31, 2007, cash provided by operations increased $104,902 from the same period in 2006, primarily due to positive cash flows generated by the Stockman’s Casino operation. Cash used in investing activities increased $7,781,404 from the same three-month period of last year primarily due to the acquisition of 100% of Stockman’s stock on January 31, 2007, partially offset by a reduction in advances to tribal governments. Cash used in financing activities increased $3,076,626 primarily due to payment of preferred stock dividends on January 2, 2007, which were declared on December 22, 2006, in an amount equal to the amount of previously accrued and unpaid dividends, on the 700,000 outstanding shares of our Series 1992-1 Preferred Stock. Concurrent with payment of the dividends, the holders converted the preferred stock into common stock on a one-for-one basis and accordingly, as of January 2007, there are no preferred shares issued or outstanding.
     Our future cash requirements include funding the remaining near and long-term cash requirements of our development expenses for the Huron, Nambe, Northern Cheyenne and other projects, our general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.
     Additional projects are considered based on their forecasted profitability, development period and ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. A majority of these costs are advanced to the tribes and are reimbursable to us, as documented in our management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of Tribal gaming developers.
Tribal casino projects
     Because we have received proposals from several funding sources for our Tribal casino projects, we expect to successfully obtain third party funding for the construction stage of our Tribal casino projects. However, if none of these proposals result in funding on acceptable terms, we could either sell our rights to one or more projects and land held, find a partner with funding, or abandon the project and have our receivables reimbursed from the gaming operations, if any, developed by another party.
     Presently, we do not generate sufficient internal cash flow to fund the construction phase of our Tribal casino projects. If we were to discontinue any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. At March 31, 2007, the notes receivable from Indian tribes have been discounted approximately $2.4 million below the contractual value of the notes(including accrued interest) and the related contract rights are valued below the anticipated cash flow from the management fees of the projects. Therefore, although the actual amount cannot be estimated at this time, we currently do not expect a substantial impairment charge.
     Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, LLC, the owner of a 50% interest in our Michigan joint venture, in exchange for funding a portion of the development costs. Previously, RAM advanced $2,381,260 to us, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. Although the land was taken into trust in December 2006, regulatory approval of the management agreement has not been obtained. The management agreement approval contingency has not been satisfied. On May 31, 2005, we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, with interest continuing to accrue without requiring payment or penalty. This note is secured by our income from our Delaware joint venture. As part of that agreement, RAM subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms, and committed to fund a portion of Michigan development expenditures, previously absorbed and expensed by us, of up to $800,000, retroactive to January 1, 2005. RAM has fulfilled its $800,000 obligation related to the Michigan development expenditures.
     If RAM were to exercise its conversion option, then $2.0 million of the loan would be converted to a capital contribution to the Michigan joint venture, and the loan balance of $381,260, plus any unpaid interest would remain as debt. As stipulated in our agreements, once the management agreement is approved by the NIGC, development costs up to $12.5 million will be initially financed by RAM if not financed by another source. Total projected development costs for the Michigan project are up to $275 million. If the proposed casino is constructed, then forecasted revenues indicate that the underlying project will generate sufficient excess operating cash flow to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe. If Michigan advances are not repaid as part of project financing, then our agreement with the Michigan tribe calls for repayment over the life of the management term of 7 years with interest payable at prime plus 5%.
     Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. If the project is developed, then a third party will be paid a royalty fee equating to 15% of the management fees earned by us in lieu of its original ownership interest in earlier contracts with the Michigan tribe. The terms of our management agreement are subject to approval and possible modification by the NIGC. Recently, we have begun negotiations with that third party to purchase its interest in the project.
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
     In June 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the NIGC for required approval. As part of the development agreement we are responsible on a best efforts basis for arranging financing of up to $50,000,000. Our agreements with the tribe provide for the reimbursement of advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. On March 23, 2007, the Finding of No Significant Issues (FONSI) report was published and became final 30 days after publication. In addition, Nambe’s tribal council accepted our recommendation to have a second market assessment done in light of changed competitive status (a neighboring casino is undertaking a $280 million expansion). We anticipate the study will be completed in June 2007.
Other
     As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, has been postponed to the summer of 2007. During 2006, the Mississippi law was changed to allow casinos to be built on land, rather than floating on certain waterways, as previously required. The Hard Rock Casino has announced they intend to commence operations in early July 2007. In furtherance of the termination of our involvement in the Hard Rock Casino in Biloxi, Mississippi, we had a receivable in the amount of $125,000 from the Allen E. Paulson Family Trust, of which our chairman is a trustee and principal. After reviewing the facts and circumstances during the second quarter of 2006, management has reassessed the probability of payment and has provided an allowance for the receivable until this matter is resolved.
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

     Our total outstanding variable rate debt of approximately $18.4 million at March 31, 2007, is subject to variable interest rates, which averaged 7.5% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at March 31, 2007, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $183,800. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
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

Item 3. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of March 31, 2007, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.
     Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
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
     On August 30, 2002, Citizens Exposing Truth About Casinos or CETAC filed a complaint in United States District Court for the District of Columbia, seeking to prevent the part of land selected for the Michigan project from being taken into trust. On April 23, 2004, the U.S. District Court rejected all of the plaintiff’s arguments but found that the environmental assessment was insufficient and entered an injunction prohibiting the BIA from taking the land into trust until a more complete environmental analysis was done. The BIA issued an environmental impact statement in August 2006 and the final agency action of a record of decision in September 2006, following which the lawsuit was settled and the injunction was removed. The terms of the settlement dismiss all environmental claims and allow the BIA to take into trust the land designated for the Michigan tribe’s casino. In exchange we have agreed not to open a casino to the public for a period of 18 months from September 29, 2006 but have and will proceed with seeking financing for the project and the necessary approvals of the management agreement from the NIGC so that the land can be transferred into trust, and work on the design and construction planning for the project. On October 26, 2006, the plaintiff filed an appeal on one issue, which addresses the basis under the IGRA pursuant to which this land is deemed suitable for gaming and is scheduled to be heard on an expedited basis. Appellant filed its brief on appeal in a timely manner on January 26, 2007 and reply briefs were filed by February 26, 2007. The matter is pending oral argument before the appellate court on May 14, 2007. We have been advised by counsel that even if the appeal is successful, there are additional bases under the IGRA for the Michigan tribe to permit the land to be used for gaming

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

FULL HOUSE RESORTS, INC.
Date: May 15, 2007	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002