Form 10QSB
period 2007-06-30
FULL HOUSE RESORTS INC
filed 2007-08-13
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________TO _________.
Commission File No.1-32583
FULL HOUSE RESORTS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3391527

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4670 S. Fort Apache Road
Suite 190
Las Vegas, Nevada	89147

(Address of principal executive offices)	(zip code)
(702) 221-7800
(Registrant’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS
As of August 10, 2007, Registrant had 19,342,276 shares of its $.0001 par value common stock outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007
	(unaudited)	December 31, 2006
ASSETS
Current assets
Cash	$9,808,564	$22,117,482
Accounts receivable, net of allowance of $20,000 in 2007	160,339	—
Prepaid expenses	555,399	76,204
Other	166,778	115,000

	10,691,080	22,308,686

Property and equipment, net of accumulated depreciation of $6,894,351 and $107,774	16,327,872	7,401

Long-term assets related to tribal casino projects
Notes receivable	12,125,882	10,995,782
Contract rights, net of accumulated amortization of $642,199 and $608,899	5,660,709	5,160,185
Land held for development	130,000	130,000

	17,916,591	16,285,967

Other long-term assets
Goodwill	12,041,668	—
Investment in unconsolidated joint venture	281,574	—
Deferred income tax assets	—	159,054
Deposits and other	909,632	1,395,012

	13,232,874	1,554,066

	$58,168,417	$40,156,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,582,770	$2,381,260
Accounts payable	249,289	153,330
Accrued interest	617,425	428,051
Other accrued expenses	904,303	486,841
Dividend payable	—	3,042,084
Income tax payable	—	237,623
Other	272,137	272,137

	4,625,924	7,001,326

Long-term debt, net of current portion	15,891,477	—
Deferred income tax liability	2,505,419	—

	18,396,896	—

Non-controlling interest in consolidated joint venture	2,396,632	2,035,041

Stockholders’ equity
Cumulative preferred stock, $.0001par value, 5,000,000 shares Shares authorized; 700,000 shares issued and outstanding in 2006;	—	70
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,342,276 and 18,408,380 shares issued and outstanding	1,934	1,841
Additional paid-in capital	42,838,032	42,195,263
Deferred compensation	(1,586,765)	(2,245,981)
Deficit	(8,504,236)	(8,831,440)

	32,748,965	31,119,753

	$58,168,417	$40,156,120

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenues
Casino	$2,005,397	$—	$3,354,187	$—
Food and beverage	544,980	—	865,782	—
Hotel	556,338	—	861,382	—
Other operating income	303,809	—	318,885	—

	3,410,524	—	5,400,236	—

Operating costs and expenses
Casino	689,792	—	1,079,835	—
Food and beverage	558,666	—	872,832	—
Hotel	341,641	—	556,934	—
Project development costs	60,554	133,386	245,734	$432,024
Selling, general and administrative	2,055,021	1,288,677	3,807,276	1,696,183
Depreciation and amortization	418,501	19,321	712,411	37,539

	4,124,175	1,441,384	7,275,022	2,165,746

Other operating gains
Equity in net income of unconsolidated joint venture	1,026,218	1,017,027	2,073,705	1,994,591
Unrealized gains on notes receivable, tribal governments	523,768	490,557	928,301	717,749

	1,549,986	1,507,584	3,002,006	2,712,340

Income from operations	836,335	66,200	1,127,220	546,594

Other income (expense)
Interest and other income	116,053	18,077	286,480	46,332
Interest expense	(362,435)	(45,750)	(623,275)	(90,504)

	(246,382)	(27,673)	(336,795)	(44,172)

Income before non-controlling interest in net loss of consolidated joint venture and income tax (expense) benefit	589,953	38,527	790,425	502,422
Non-controlling interest in net (income) loss of consolidated joint venture	(103,664)	(23,296)	(111,590)	18,049

Income before income tax (expense) benefit	486,289	15,231	678,835	520,471
Income tax (expense) benefit	(250,056)	134,382	(351,631)	(83,466)

Net income	236,233	149,613	327,204	437,005
Less undeclared dividends on cumulative preferred stock	—	(52,500)	—	(105,000)

Net income available to common stockholders	$236,233	$97,113	$327,204	$332,005

Net income per common share
Basic and diluted	$0.01	$0.01	$0.02	$0.03

Weighted-average number of common shares outstanding
Basic	19,322,828	10,563,047	19,265,597	10,451,098

Diluted	19,322,996	11,287,551	19,265,597	11,179,336

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months
	ended June 30,
	2007	2006
Net cash provided by (used in) operating activities:	$856,299	$(647,790)

Investing activities:
Deposits and other cash costs of the Stockman’s Casino acquisition, net of cash acquired of $920,824 in 2007	(8,317,493)	(863,972)
Acquisition of contract rights and other assets	(304,464)	(110,893)
Acquisition of property and equipment	(112,624)	—
Advances to tribal governments, net of $32,030 and $106,589 expensed	(235,623)	(818,882)
Proceeds from sale of equipment	900	—
Repayments by co-venturer	—	37,215

Net cash used in investing activities	(8,969,304)	(1,756,532)

Financing activities:
Dividends paid	(3,042,084)	—
Payments on long-term debt	(1,153,829)	—
Offering costs	—	(50,203)

Cash used in financing activities	(4,195,913)	(50,203)

Net decrease in cash and cash equivalents	(12,308,918)	(2,454,525)
Cash and cash equivalents, beginning of period	22,117,482	3,275,270

Cash and cash equivalents, end of period	$9,808,564	$820,745

See notes to condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. (Full House, we, our, ours, us) and its subsidiaries (collectively, the Company) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in Full House’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (2006 Annual Report), from which the balance sheet information as of December 31, 2006, was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation. The results of operations for the period ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The condensed consolidated financial statements include the accounts of the Company, including Stockman’s Casino and Holiday Inn Express (Stockman’s) since its acquisition on January 31, 2007 (Note 2). Gaming Entertainment (Michigan) LLC (GEM), a consolidated 50%-owned subsidiary of the Company, which is jointly owned with RAM Entertainment, LLC (RAM), a privately held company, has been determined to be a variable interest entity, as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities and also is consolidated. The Company accounts for its investment in Gaming Entertainment (Delaware) LLC (GED) (Note 4), using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

2.	ACQUISITION OF STOCKMAN’S CASINO

On January 31, 2007, the Company acquired Stockman’s in Fallon, Nevada. The purchase price was approximately $27.4 million (including acquisition costs of $659,846), which was financed through an equity offering effected during 2006, a $16 million reducing revolving loan from a bank, and a promissory note to the seller in the approximate amount of $1.25 million (Note 6).

The purchase price was allocated in the first quarter of 2007 as follows:

Current assets	$1,437,662
Other assets	151,531
Property and equipment	16,885,000
Current liabilities	(440,514)
Goodwill	9,372,983

$27,406,662

Total acquisition costs exceeded the estimate disclosed in the 2006 Annual Report by $34,745. While the evaluation of fair market value of the assets has been completed, the Company is currently evaluating the tax treatment and contemplates having further discussion with seller. The resulting accounting is expected to be completed within one year of the purchase. In the first quarter of 2007, goodwill was adjusted upward from the original estimate disclosed in the 2006 Annual Report by approximately $2.5 million, primarily as a result of the recognition of a deferred tax liability related to the Company’s carry-over tax basis in Stockman’s property assets.
The following unaudited, condensed consolidated pro forma data summarizes the Company’s results of operations for the periods indicated as if the acquisition had occurred as of January 1, 2006. This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the acquisition been completed on that date, or of future financial results.

	Six months ended June 30,
	2007	2006

Net revenues	$8,526,197	$7,517,394
Net income	469,851	1,806,665
Earnings per share, basic	0.02	0.17
Earnings per share, diluted	0.02	0.16
3.	SHARE-BASED COMPENSATION

For the six months ended June 30, 2007 and 2006, general and administrative expense for share-based compensation was $1,135,216 and $528,887, respectively, as a result of amortization of restricted stock grants. The current quarter expense includes $335,156 as a result of the vesting of 137,500 shares of restricted stock held by a former employee.

On June 25, 2007, the Company issued 20,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $75,600 based on the closing price of the Company’s stock ($3.78), with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $75,600 related to this grant during the second quarter of 2007.

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (HRI). Since GED has no non-operating income or expenses, and is treated as a partnership for income tax purposes and consequently recognizes no federal or state income tax provision, income from operations for GED is equal to net income for each period presented, and there are no material differences between its income for financial and tax reporting purposes.

On June 18, 2007, the Company restructured its management contract relating to Midway Slots and Simulcast (Midway) in Harrington, Delaware. The Company has agreed with HRI, the owner of Midway and an equal co-venturer in GED, to allow HRI greater flexibility in the management of the facility while providing the Company with guaranteed growth in its share of the management fee for the remaining term of the management contract, which expires in August, 2011.

The Company will continue to receive management fees as currently prescribed under the management agreement, with a minimum guaranteed growth factor of 5% per year over the previous year, beginning with 2007. However, the minimum guaranteed growth factor is to be increased to 8% in 2008 to account for the scheduled opening of the expansion currently underway at Midway.

Unaudited summary information for GED’s operations is as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Management fee revenues	$2,160,479	$2,142,493	$4,383,610	$4,222,433
Net income	2,052,456	2,034,051	4,147,410	3,989,181
5.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

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

As of June 30, 2007 and December 31, 2006, the Company has made advances to tribal governments totaling $13,910,302 and $13,652,328 as follows:

	June 30,	December 31,
	2007	2006

Contractual (stated) amount (not including interest):
Huron (Michigan) tribe	$12,839,080	$12,728,428
Other	1,071,222	923,900

	$13,910,302	$13,652,328

Estimated fair value of notes receivable related to Tribal casino projects:
Huron (Michigan) tribe	$11,239,687	$10,258,202
Other	886,195	737,580

	$12,125,882	$10,995,782

In June 2007, the estimated opening date for the Montana casino was extended from the third quarter to the fourth quarter of 2008. This change in estimate results from slower than expected progress on compact negotiations. However, the change in estimate did not have a material impact on either the estimated fair value of the related notes receivable or the unrealized gains for the current quarter.
The following table summarizes the changes in notes receivable, tribal government between December 31, 2006 and June 30, 2007:

	Total	Michigan tribe	Other tribes

Balances, January 1, 2007	$10,995,782	$10,258,202	$737,580
Total advances	267,653	120,332	147,321
Advances allocated to contract rights	(33,824)	—	(33,824)
Advances expensed as period costs	(32,030)	(32,030)	—
Unrealized gains	928,301	893,182	35,119

Balances, June 30, 2007	$12,125,882	$11,239,686	$886,196

6.	LONG-TERM DEBT

Long-term debt arose in the first quarter of 2007 as a result of the Stockman’s acquisition. Accordingly, at June 30, 2007, long-term debt consists of the following:

Reducing revolving loan agreement, $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.39%) at June 30, 2007)	$14,933,334

Promissory note, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	1,159,653

Promissory note, $2.38 million on February 15, 2002, originally due March 15, 2003, and was extended to December 2007, interest based on Bank of America New York prime rate (8.25% at June 30, 2007)	2,381,260

18,474,247
Less current portion of long-term debt	(2,582,770)

$15,891,477

The maximum amount permitted to be outstanding under the reducing revolving loan decreases $533,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The loan agreement also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults.

On April 30, 2007, the Company elected to pay and paid $1.1 million of its long-term debt prior to the scheduled due dates of July 1, 2007 and January 1, 2008 and as a result the Company has approximately $1.1 million of availability under its revolving credit line at June 30, 2007.

The promissory note payable to the seller of Stockman’s is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.

Scheduled maturities of long-term debt are as follows:

Annual periods ending June 30,

2008	$2,582,770
2009	1,302,032
2010	1,320,205
2011	1,339,776
2012	1,260,130
Thereafter	10,669,334

Total	$18,474,247

7.	INCOME TAXES

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), became effective and was adopted by the Company beginning in 2007. Based on management’s assessment of its tax positions in accordance with FIN 48, there was no impact on its opening retained earnings or the current periods’ results of operations as a result of the change in accounting principle to adopt FIN 48.

For the periods ended June 30, 2007 and 2006, the difference between the Company’s estimated effective and statutory tax rates was primarily due to the state tax provision, net of the federal benefit, as well as the treatment of stock based compensation.

8.	SEGMENT REPORTING

Following the acquisition of Stockman’s in January 2007, our business is comprised of three primary business segments. The operations segment includes Stockman’s casino and hotel operation in Fallon, Nevada. The development / management segment includes costs associated with our tribal casino projects and our Delaware joint venture. The Corporate segment reflects the management and administrative expenses of the Company and one-time revenues of $283,554 in connection with the termination of our consulting agreement from the Hard Rock casino in Biloxi, Mississippi. The following tables reflect selected segment information for the three and six months ended June 30, 2007 and 2006.

Selected unaudited Statements of Operations data for the three months ended June 30,

	Casino/Hotel	Development/
2007	Operations	Management	Corporate	Consolidated

Revenues	$3,126,970	$—	$283,554	$3,410,524
Selling, general and administrative	400,051	55,047	1,599,923	2,055,021
Depreciation and amortization	400,048	16,650	1,803	418,501
Other operating gains	—	1,549,986	—	1,549,986
Income (loss) from operations	736,772	1,411,254	(1,311,691)	836,335
Net income (loss)	745,388	1,224,384	(1,733,539)	236,233

	Casino/Hotel	Development/
2006	Operations	Management	Corporate	Consolidated

Revenues	$—	$—	$—	$—
Selling, general and administrative	—	49,900	1,238,777	1,288,677
Depreciation and amortization	—	16,650	2,671	19,321
Other operating gains	—	1,507,584	—	1,507,584
Income (loss) from operations	—	1,395,172	(1,328,972)	66,200
Net income (loss)	—	1,305,876	(1,156,263)	149,613

Selected unaudited Statements of Operations data for the six months ended June 30,

	Casino/Hotel	Development/
2007	Operations	Management	Corporate	Consolidated

Revenues	$5,116,682	$—	$283,554	$5,400,236
Selling, general and administrative	673,904	115,548	3,017,824	3,807,276
Depreciation and amortization	674,922	33,300	4,189	712,411
Other operating gains	—	3,002,006	—	3,002,006
Income (loss) from operations	1,258,253	2,609,935	(2,740,968)	1,127,220
Net income (loss)	1,273,239	2,353,301	(3,299,336)	327,204

	Casino/Hotel	Development/
2006	Operations	Management	Corporate	Consolidated

Revenues	$—	$—	$—	$—
Selling, general and administrative	—	29,127	1,667,056	1,696,183
Depreciation and amortization	—	33,300	4,239	37,539
Other operating gains	—	2,712,340	—	2,712,340
Income (loss) from operations	—	2,432,162	(1,885,568)	546,594
Net income (loss)	—	2,318,161	(1,986,156)	332,005

Selected unaudited Balance Sheet data as of June 30,

	Casino/Hotel	Development/
2007	Operations	Management	Corporate	Consolidated

Assets	$18,289,737	$17,967,300	$21,939,509	$58,168,417
Plant, property and equipment, net	16,304,894	8,832	11,146	16,327,872
Goodwill	—	—	12,041,668	12,041,668
Liabilities	533,454	2,537,680	19,951,686	23,022,820

	Casino/Hotel	Development/
2006	Operations	Management	Corporate	Consolidated

Assets	$—	$13,473,021	$3,903,395	$17,376,416
Plant, property and equipment, net	—	—	3,988,832	3,988,832
Goodwill	—	—	—	—
Liabilities	—	390,373	2,905,130	3,295,503
9.	COMMITMENT

Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (Green Acres). Pursuant to the agreement, GEM will acquire all of Green Acres’ interests in the Nottawaseppi Huron Band of Potawatomi casino project in Michigan for $10 million. Prior to the execution of the agreement, Green Acres had a right to a royalty payment based on various operating metrics but which would approximate 15% of the total management fee received by GEM from the operation of the planned casino in Michigan. GEM’s members equally funded an initial deposit of $500,000 and the remainder becomes due once financing is obtained as part of the project funding for the casino and the NIGC approves a seven-year management agreement between GEM and the Michigan tribe. GEM has been in discussion with lenders to arrange an add-on financing security as part of the overall project financing transaction to fund the balance of the Green Acres purchase price. The add-on debt security will be an obligation of GEM and will not be part of the overall casino development cost.

10.	SUBSEQUENT EVENT

On July 23, 2007, the Nottawaseppi Huron Band of Potawatomi Indians (the Michigan tribe) and Perez APC (Perez), the architect engaged to provide services for the Michigan project, entered into an amendment to the original agreement between Perez and GEM for Perez to provide architectural services. The amendment revised the parties’ responsibilities, removed any financial liability from GEM and made Firekeepers Development Authority (the Authority), an agency of the Michigan tribe, responsible for the architectural costs associated with the Michigan project and designated GEM as the Authority’s agent with no financial liability for the services rendered to date, or to be rendered by Perez as the project moves forward. As a result, the current liability of $272,137 in the accompanying condensed consolidated financial statements will be reversed in the third quarter of 2007.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
     Full House develops, manages and invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including commercial and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC (GED), a joint venture with Harrington Raceway, Inc. (HRI), which has a management contract through 2011 with Midway Slots and Simulcast (Midway) at the Delaware State Fairgrounds in Harrington, Delaware. Midway has 1,580 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area. HRI has undertaken an expansion and remodeling of Midway, for which ground breaking occurred in August 2006. When the expansion and remodeling is completed, in the fall of 2007, Midway is expected to have approximately 2,000 slot machines and improved food and beverage outlets. As of June 18, 2007, we agreed with our partner, HRI, to reorganize the management of Midway. In exchange for their assuming the day-to-day management of Midway, HRI has guaranteed an incremental growth in our share of the management fee of 5% annually over the base year of 2006, except for 2008 when the growth factor will be 8%.
      Through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC, (GEM), with RAM Entertainment, LLC, (RAM), a privately held investment company, we have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the Michigan tribe), for the development and management of a casino resort in the Battle Creek, Michigan area, which is currently in the pre-development stage. The planned casino resort is expected to have more than 3,000 gaming positions. In December 2006, the land was taken into trust by the Federal Government. The development project has been the subject of numerous legal challenges over the past several years. In early July 2007, the final legal challenge was disposed of favorably by the Federal District Court of Appeals. As a result, in July we submitted to the National Indian Gaming Commission (NIGC) an updated management agreement reflecting the current scope of the project and a revised financing plan. Our management agreement is subject to approval by the NIGC, which is currently completing their background licensing requirements and processing our application.
     Effective May 15, 2007, GEM entered into a purchase and sale agreement with Green Acres Casino Management, Inc., (Green Acres). The purchase agreement relates to the acquisition by GEM of all of Green Acres’ interests in the Michigan tribe’s casino project for a total purchase price of $10 million. GEM’s members equally funded an initial deposit of $500,000 and the remainder becomes due once financing is obtained as part of the project funding for the casino and the NIGC approves a seven-year management agreement between GEM and the Michigan tribe. GEM has been in discussion with lenders to arrange an add-on financing security as part of the overall project financing transaction to fund the balance of the Green Acres purchase price. The add-on debt security will be an obligation of GEM and will not be part of the overall casino development cost. Green Acres had a right to a royalty payment based on numerous metrics but which would approximate in excess of 15% of the total management fee received by GEM from the operation of the casino to be located in Emmett Township, Michigan and currently under development.

     On January 31, 2007, we completed our acquisition of Stockman’s from the James R. Peters Family Trust. We acquired all of the outstanding shares of Stockman’s Casino, Inc. for cash payments of $25.5 million (including prior deposits) and a promissory note in the amount of approximately $1.2 million. We also incurred capitalized costs of approximately $0.7 million in connection with the acquisition bringing the total acquisition cost to $27.4 million. Stockman’s Casino, Inc. owns and operates Stockman’s. Stockman’s has approximately 8,400 square feet of gaming space with approximately 270 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. In addition, the facility includes a Holiday Inn Express, which has 98 guest rooms, indoor and outdoor pools, sauna, fitness center, meeting room and a business center. The acquisition was funded in part by a Reducing Revolving Loan Agreement from Nevada State Bank of $16.0 million and approximately $1.2 million of seller financing in the form of a promissory note and approximately $10.2 million in cash which was raised in an equity offering in December 2006.
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
     The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact and project specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed and the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent experts to prepare and periodically update market and/or feasibility studies to assist in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.
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
     The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our Tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day. For the second through fifth year of operations, we estimate that our cash flow from management fees from the Michigan project will increase 4% to 10% annually. Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flow greatly exceeds the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are five Northern Indiana riverboats whose published win per device per day has consistently averaged above $300, as compared to $210 used in our undiscounted cash flow analysis. Our Michigan project is also located approximately 120 miles west of Detroit and less than 100 miles northeast of another Michigan Tribal casino project which is under construction near New Buffalo. Both were considered but not thought to be as directly competitive to our Michigan project as the Northern Indiana riverboats.
Summary of long-term assets related to Tribal casino projects
     Long-term assets, at estimated fair value, associated with Tribal casino projects are summarized as follows:

	June 30,	December 31,
	2007	2006

Michigan project:
Notes receivable, tribal governments	$11,239,687	$10,258,202
Contract rights, net	5,154,697	4,687,997

	16,394,384	14,946,199

Other projects:
Notes receivable, tribal governments	886,195	737,580
Contract rights, net	506,012	472,188
Land held for development	130,000	130,000

	1,522,207	1,339,768

	$17,916,591	$16,285,967

     As previously noted, the Michigan project comprises the majority of long-term assets related to tribal casino projects. We have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the tribe (without interest until the opening of the project and thereafter with interest at prime plus 5%) and a management fee equal to 26% of the net operating income of the casino (as defined) for a period of seven years. The terms of our management agreement are subject to approval and possible modification by the NIGC. While the advances are expected to be repaid prior to commencement of operations, if they are not, the repayment term is seven years, commencing 30 days from the opening of the project.
     In arriving at our estimated opening date, we considered the status of the following conditions and estimated the time necessary to obtain the required approvals, secure financing and complete the construction:
•	The tribe is federally recognized;

•	adequate land for the proposed casino resort has been placed in trust;

•	the tribe has a valid gaming compact with the State of Michigan;

•	the NIGC has not yet approved the management agreement;

•	the BIA issued a record of decision approving the final environmental impact statement in September 2006; and

•	proposals for approximately $157 million of construction financing have been obtained and the completion of financing documentation is expected in the third quarter of 2007.
                During the second quarter of 2006, we accelerated the estimated opening date for the Michigan casino from the fourth quarter of 2008 to the third quarter of 2008 based on our meetings with the Department of Interior and the Justice Department and the commencement of construction of the Pokagon casino located approximately 100 miles from the intended Michigan project site. The acceleration of the opening date resulted in approximately $250,000 of additional unrealized gains for the second quarter of 2006. These estimates include approximately 12 months to complete the required construction, which is largely based on the actual construction period for a similar project under construction in the same geographical vicinity, design and construction.
                During the second quarter of 2007, we extended the estimated opening date for the Montana casino from the third quarter of 2008 to the fourth quarter of 2008. This change in estimate results from slower than expected progress in compact negotiations. The impact of the change in estimate reduced unrealized gains by $11,619 in the quarter.
               At June 30, 2007 and December 31, 2006, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

		June 30, 2007	December 31, 2006
•	Discount rate increases 2.5%	$(295,398)	$(363,556)
•	Discount rate decreases 2.5%	309,846	384,996
•	Forecasted opening date delayed one quarter	(500,809)	(457,077)
•	Forecasted opening date accelerated one quarter	524,164	478,393

     The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Aggregate face amount of the notes receivable	$13,910,302	$13,652,328

Estimated years until opening of casino:
Michigan	1.25	1.75
New Mexico	1.50	1.75
Montana	1.50	1.75

Discount rate	20.0%	20.0%

Estimated probability rate of casino opening:
Michigan	90%	90%
New Mexico	90%	90%
Montana	90%	90%
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
          Management believes that under the circumstances, essentially three critical dates and events that impact the project specific discount rate adjustment when using CAPM are: (1) the date that management completes its feasibility assessment and decides to invest in the opportunity; (2) the date that construction financing has been obtained after all legal obstacles have been removed; and (3) the date that operations commence.
          Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of seven years, commencing 30 days from the opening of the project. We estimate the potential exposure resulting from a project never reaching completion at June 30, 2007 and December 31, 2006 is as follows:

June 30, 2007	Michigan	New Mexico	Montana	Other	Total
Notes receivable	$11,239,687	$461,410	$424,785	$—	$12,125,882
Contract rights	5,154,697	192,878	113,134	200,000	5,660,709
Land held for development	—	—	—	130,000	130,000

Total	$16,394,384	$654,288	$537,919	$330,000	$17,916,591

December 31, 2006	Michigan	New Mexico	Montana	Other	Total

Notes receivable	$10,258,202	$379,665	$357,915	$—	$10,995,782
Contract rights	4,687,997	169,780	102,408	200,000	5,160,185
Land held for development	—	—	—	130,000	130,000

Total	$14,946,199	$549,445	$460,323	$330,000	$16,285,967

     Amortization of contract rights is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. Accordingly, we extended the amortization period in 2004 and 2005 to reflect the revised anticipated opening date for the Michigan casino. These gaming and contract rights are held by us and are to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they are not included in the calculation of the minority interests in the subsidiaries.
     Due to our current financing arrangement for the development of the Michigan project through the 50% owned joint venture, we believe we are exposed to the majority of risk of economic loss from the entity’s activities. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46(R)), we consider this venture a variable interest entity that requires consolidation into our financial statements. We adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating the 50% in-substance joint venture. Since this venture was previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.
     Income taxes. In the first quarter, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). Our tax positions relative to its adoption and implementation of FIN 48 are adequately documented and conservative in nature. Management believes our exposure items, to the extent they exist, relate primarily to application of law versus an interpretation of law and that any additional tax and related penalties and interest associated with these items of interpretation would be relatively minor. Therefore, based on our judgments, we do not believe the adoption of FIN 48 has a material effect on our financial statements.
Recently issued accounting pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for periods ending in 2008. We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows. It may be that SFAS 157 will have an effect on our fair value estimates made in connection with our long-term assets related to tribal casino projects discussed above.
Results of operations
Six months ended June 30, 2007, compared to six months ended June 30, 2006
     Net Income. For the six months ended June 30, 2007, net income decreased $4,801 or 1.5% compared to the same six-month period in the prior year, primarily due to a $2,111,093 increase in selling, general and administrative expense as well as a $532,771 increase in interest expense offset by Stockman’s net income of $1,273,239, which we did not have in the prior year.

     Operating Revenues. For the six months ended June, 30, 2007, total revenues increased by $5,400,236 due to revenues generated by Stockman’s, which was acquired on January 31, 2007. On a comparative basis, Stockman’s revenues increased by $282,623 or 5% for the five months ended June 30, 2007 compared to the same five-month period in the prior year. For the five months ended June 30, 2007, the primary reasons for the increased revenue at Stockman’s are as follows:
•	Casino revenues increased by $239,010 or 7% compared to the same five-month period in prior year, primarily due to an overall increase in the table games hold percentage compared to prior year and new marketing programs, including direct mailings to players’ club members and $10 cash coupons.

•	Food and beverage revenues increased by $48,815 or 5% compared to the same five-month period in the prior year, primarily due to expanded hours at the coffee shop, in addition to special events in the dining room and the increased occupancy at the hotel

•	Hotel revenues increased $99,438 or 13% compared to the same five-month period in the prior year, primarily due to an increase in the occupancy rate and an increase in the average daily rate, reflecting stronger demand during the current quarter. Activity at the Naval Air Station in Fallon and related companies were higher in 2007 than in 2006 which drove the stronger hotel demand. Revenues from other corporate accounts and special functions also contributed to the increase from prior year.
     Other Operating Income. For the six months ended June 30, 2007, other operating income of $318,885 resulted from a one-time payment of $283,554 received from the Hard Rock casino in Biloxi, Mississippi in connection with the buyout of our consulting agreement, and $35,331 in miscellaneous and vending income generated by Stockman’s. We did not generate other operating income during the same six-month period in the prior year.
     Other Operating Gains. For the six months ended June 30, 2007, other operating gains increased by $289,666 or 10.7%. The increase is primarily due to our share of income from the Delaware joint venture, which increased $79,114 or 4%, compared to the same six-month period in 2006 resulting primarily from a reduction in bus promotion expense and a higher rebate accrual in the prior year. In addition, we recorded an increase in unrealized gains on tribal notes receivable of $210,552 or 29.3% over the prior year, compared to the same six-month period in 2006.
      Operating Expenses. For the six months ended June 30, 2007, consolidated expenses increased $5,109,276 compared to the same six-month period in the prior year. Approximately $2,509,600 of the increase was due to expenses related to the Stockman’s operation, which was acquired on January 31, 2007. On a comparative basis, total operating costs for the Stockman’s operation increased for the five months ended June 30, 2007 compared to the same period in 2006 by $59,343 or 4.1%. For the five months ended June 30, 2007, the primary reasons for the increase in operating expenses at Stockman’s are as follows:
•	Casino expenses increased approximately $194,700 or 22% compared to the same five-month period in the prior year due to an increase of $38,864 in casino cage labor, an increase of $14,881 in participation slot payments, an increase of $31,260 in slot conversion charges, an increase of $12,744 in repairs and maintenance and an increase of $12,931 in taxes/licenses expense; offset by a decrease of $58,434 in slot supplies.

•	Food and beverage expenses are approximately $54,100 or 6.69% higher compared to the same five-month period in the prior year primarily due to an increase in food purchases. Labor costs reflected an increase during the current quarter at the coffee shop due to the extended hours of operation and an increase in the use of contract labor. In addition, an increase in supplies and linens expense in the current year is due to the increase in business in the dining room.

•	Hotel expenses reflect an increase of approximately $27,940 or 5% compared to the same five-month period in the prior year primarily due to increased occupancy and the resulting increases in housekeeping labor and other operating costs.
     Project development costs. For the six months ended June 30, 2007, project development costs decreased by $186,290 or 43% compared to the same period in 2006, primarily due to lower development costs being expensed due to bridge financing obtained by the Michigan tribe, which enabled the tribe to fund the majority of project costs incurred since April 2007. The reduction was partially offset by background investigation expenses of $112,590 incurred during the first quarter of 2007, related to the NIGC license application process for individuals and entities related to the Michigan project.
      Selling, general and administrative expense. For the six months ended June 30, 2007, selling, general and administrative expenses increased by $2,111,093 or 124% over the same period in 2006. The increase is due primarily to employee-related expenses at the corporate level, in addition to $673,904 in expenses attributable to Stockman’s, which was acquired on January 31, 2007. At the corporate level, increased expenses were comprised of share-based compensation expense of $1,135,216 related to stock grants to certain officers and directors including $337,590 expensed during the quarter related to 137,500 shares held by a former employee, which vested in the first quarter, and the accrual of bonuses of $566,130 in the current year. Prior year stock compensation expense started in the second quarter of 2006, following issuance of the grants. Prior year bonus expense began in the third quarter of 2006, following approval of the bonus plan. Other increases contributing to the overall variance were an increase in accounting expenses of $57,347 primarily related to audits and an increase in directors’ fees of $60,333, which were partially offset by a reduction in bad debt expense of $105,000.
     Depreciation and amortization expense. For the six months ended June 30, 2007, depreciation and amortization of intangible contract rights increased by $674,872 or 18%, primarily due to the acquisition of Stockman’s on January 31, 2007, which resulted in additional depreciation expense of approximately $89,370 per month on the acquired assets.
      Unrealized gains on notes receivable from Tribal governments. The estimated fair value of our notes receivable from tribal governments are determined each quarter based upon the estimated fair value of our notes receivable related to Indian casino projects, as discussed in more detail in “Critical Accounting Estimates and Policies.” For the six months ended June 30, 2007, unrealized gains on notes receivable increased $210,552, or 29% over the same period last year. The increase is due mainly to our Michigan casino project continuing to progress towards its anticipated opening date, which was partially offset by the revision of the estimated opening date of our Montana project, which resulted in a reduction in the fair value of the related notes receivable.
     Other expense. For the six months ended June 30, 2007, other expenses of $336,795 increased by $292,623 from $44,172 for the same six month period in 2006. This increase is primarily due to interest expense on the debt incurred during the first quarter of 2007, and amortization of the related debt issuance costs.
Liquidity and capital resources
     The Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement. We will continue to receive management fees as currently prescribed under the management agreement, with a minimum guaranteed growth factor of 5% per year over the previous year, with 2006 as the base year. However, the minimum guaranteed growth factor in 2008 will be 8% to account for the opening of the facility expansion currently underway. The owner of Midway is currently funding an expansion and renovation of the facility for which we have no financial obligation and which is expected to be completed in the fall of 2007.
      On a consolidated basis, for the six months ended June 30, 2007, cash provided by operations increased $1,504,089 from the same period in 2006, primarily due to positive cash flows generated by the Stockman’s operation. Cash used in investing activities increased $7,212,672 from the same six-month period of last year primarily due to the acquisition of 100% of Stockman’s stock on January 31, 2007, partially offset by a reduction in advances to tribal governments. Cash used in financing activities increased $4,145,710 primarily due to prepayment of long-term debt of $1,066,666 and payment of preferred stock dividends of $3,042,084 on January 2, 2007.
     Our future cash requirements include funding the remaining near and long-term cash requirements of our development expenses for the Huron, Nambe, Northern Cheyenne and other projects, our selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.
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
Tribal casino projects
      Because we have received proposals from several funding sources for our tribal casino projects, we expect to successfully obtain third-party funding for the construction stage of our tribal casino projects. However, if none of these proposals result in funding on acceptable terms, we could either sell our rights to one or more projects and land held, find a partner with funding, or abandon the project and have our receivables reimbursed from the gaming operations, if any, developed by another party.
     Presently, we do not generate sufficient internal cash flow to fund the construction phase of our tribal casino projects. If we were to discontinue any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. At June 30, 2007, the notes receivable from Indian tribes have been discounted approximately $1.8 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued below the anticipated cash flow from the management fees of the projects.
   Our funding of the Michigan project and our liquidity are affected by an agreement with RAM, the owner of a 50% interest in our Michigan joint venture, in exchange for funding a portion of the development costs. Previously, RAM advanced $2,381,260 to us, which is partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. Although the land was taken into trust in December 2006, regulatory approval of the management agreement has not yet been obtained and therefore the management agreement approval contingency has not been satisfied. On May 31, 2005, we and RAM agreed to, among other items, extend the maturity date of the note payable to RAM to July 1, 2007, (which has been subsequently extended to December 2007) with interest continuing to accrue without requiring payment or penalty. This note is secured by our income from our Delaware joint venture. As part of that agreement, RAM subordinated its security interest in the collateral to our other borrowings up to $3,000,000 subject to certain terms, and committed to fund a portion of Michigan development expenditures, previously absorbed and expensed by us, of up to $800,000, retroactive to January 1, 2005. RAM fulfilled its $800,000 obligation related to the Michigan development expenditures.
   If RAM were to exercise its conversion option, then $2.0 million of the loan would be converted to a capital contribution to the Michigan joint venture, and the loan balance of $381,260, plus any unpaid interest would remain as debt. As stipulated in our agreements, once the management agreement is approved by the NIGC, development costs up to $12.5 million will be initially financed by RAM if not financed by another source. Total projected development costs for the Michigan project are up to $270 million. If the proposed casino is constructed, then forecasted revenues indicate that the underlying project will generate sufficient excess operating cash flow to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe. If Michigan advances are not repaid as part of project financing, then our agreement with the Michigan tribe calls for repayment over the life of the management term of 7 years with interest payable at prime plus 5%.
     Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. The terms of our management agreement are subject to approval and possible modification by the NIGC. Recently, GEM agreed to purchase the interests of a third party in the project for the fixed amount of $10 million, of which $500,000 has been paid and the balance is due at the time the project is funded, is expected to be paid from a loan to GEM issued in conjunction with the overall project financing by the Tribe. Prior to the agreement, if the project is developed, then a third party would have been paid a royalty fee equating to 15% of the management fees earned by us in lieu of its original ownership interest in earlier contracts with the Michigan tribe.
     In February 2005, we were named as the developer and manager of a gaming project to be developed by the Manuelito Chapter of the Navajo Nation in New Mexico. In order to pursue this opportunity, we entered into an agreement with NADACS, Inc., which has an agreement with the Manuelito Chapter to locate a developer. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for this and future Navajo gaming facilities. In addition, we acquired a parcel of land expected to be part of the development site for $130,000. This project and other projects with Navajo chapters are subject to the consent of the Navajo Nation, including approval as a manager and grant of a gaming license, compliance with its yet to be created gaming commission rules and regulations, and approval by the NIGC. As part of the agreements with the Manuelito Chapter, we have provided some advances and paid costs associated with the development and furtherance of this project. Our agreements with the Manuelito Chapter provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.
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
     In June 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the NIGC for required approval. As part of the development agreement we are responsible on a best efforts basis for arranging financing of up to $50,000,000. Our agreements with the tribe provide for the reimbursement of advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. On March 23, 2007, the Finding of No Significant Issues (FONSI) report was published and became final 30 days after publication. In addition, Nambe’s tribal council accepted our recommendation to have a second market assessment done in light of changed competitive status (a neighboring casino is undertaking a $280 million expansion). The market study is currently in progress.

Other
      As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two-year consulting period. The Hard Rock Casino Biloxi opened in early July 2007 and we agreed to accept the sum of $283,554 from Hard Rock International in satisfaction of the consulting fee. Payment was received in June of 2007. In furtherance of the termination of our involvement in the Hard Rock Casino in Biloxi, Mississippi, we had a receivable in the amount of $125,000 from the Allen E. Paulson Family Trust, of which our chairman is a trustee and principal. After reviewing the facts and circumstances our Board of Directors determined that the amount was potentially offset by amounts received from Hard Rock International and agreed with the Trust that we would forgive the $125,000 receivable in exchange for the Trust waiving any claim to a share of the consulting fee.
     Under our agreements with our Michigan joint venture partner, we pledged the income from our Delaware operations, Midway, to secure a partially convertible loan for approximately $2.4 million.
Quantitative and qualitative disclosures about market risk
     Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.
     Our total outstanding variable rate debt of approximately $17.3 million at June 30, 2007, is subject to variable interest rates, which averaged 7.5% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at June 30, 2007, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $173,200. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
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
Item 3. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of June 30, 2007, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.
     Changes in Internal Control Over Financial Reporting. Management believes that there have been no changes in our internal control during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We have a management agreement with the Michigan tribe for the development and operation of a casino upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe. This project has been subject to two lawsuits, both of which have been resolved in our favor.
     A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos (TOMAC) in Ingham County Circuit Court, Michigan. The lawsuit challenged the constitutionality of the approval process of four gaming compacts between the State of Michigan and Indian tribes, including the Michigan tribe. After several years of litigation, on May 30, 2007, the Michigan Supreme Court entered a final ruling that the Michigan Legislature did not violate the state constitution when it approved the four tribal casino compacts in 1998 by a resolution and that the Compact properly gave the state Governor power to amend the Compact without further legislative action.
      On August 30, 2002, Citizens Exposing Truth About Casinos (CETAC) filed a complaint in United States District Court for the District of Columbia, seeking to prevent the part of land selected for the Michigan project from being taken into trust. On April 23, 2004, the U.S. District Court rejected all of the plaintiff’s arguments but found that the environmental assessment was insufficient. After completion of an Environmental Impact Statement and the issuance of a Finding of No Significant Impact by the BIA, we entered into a settlement with CETAC on September 29, 2006, which allowed the United States to take the land into trust on December 22, 2006. CETAC’s appeal of the last remaining issue was decided by the United States Court of Appeals for the DC Circuit on July 3, 2007 rejecting CETAC’s remaining claim and holding that the land was properly deemed the tribe’s initial reservation for purposes of allowing gaming on the site pursuant to IGRA. While the time for CETAC to request that the United States Supreme Court review this decision does not expire for a period of 90 days from the date of the decision, no such request has been made to date and both lower courts have ruled in our favor on the issue.

Item 4. Submission of Matters to a Vote Of Security Holders
     We held our 2006 annual meeting on May 31, 2007 at which Kenneth R. Adams, Carl G. Braunlich, Kathleen M. Caracciolo, Andre M. Hilliou, Lee A. Iacocca, Mark J. Miller and J. Michael Paulson were elected to our board of directors. In addition, our stockholders ratified the appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation (PBTK), as our independent auditors. No other proposals were presented at the 2007 annual meeting.
     At the meeting the votes were cast as follows:

	In Favor	Withheld
Election of Kenneth R. Adams	16,700,254	35,080
Election of Carl G. Braunlich	16,700,254	35,080
Election of Kathleen M. Caracciolo	16,704,054	31,280
Election of Andre M. Hilliou	16,581,961	153,373
Election of Lee A. Iacocca	14,954,037	1,781,297
Election of Mark J. Miller	16,221,861	513,473
Election of J. Michael Paulson	16,702,204	33,136

	In Favor	Against	Abstain	Broker Non-vote
Ratification of PBTK as independent auditors	16,684,394	26,531	24,409	0

Item 6. Exhibits
10.1	Purchase and Sale Agreement between Green Acres Casino Management, Inc. and Gaming Entertainment (Michigan) LLC is incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 5, 2007.

10.2	Termination of Consulting Agreement is incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 5, 2007.

10.3	Gaming Entertainment (Delaware) LLC Management Reorganization Agreement is incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 21, 2007.

10.4	Employment Agreement between the Company and Andre Hilliou is incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 20, 2007.

10.5	Employment Agreement between the Company and Mark Miller is incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 20, 2007.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	FULL HOUSE RESORTS, INC.
	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

Exhibit Index

Exhibit
Number	Description
10.1	Purchase and Sale Agreement between Green Acres Casino Management, Inc. and Gaming Entertainment (Michigan) LLC is incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 5, 2007.
10.2	Termination of Consulting Agreement is incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 5, 2007.
10.3	Gaming Entertainment (Delaware) LLC Management Reorganization Agreement is incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 21, 2007.
10.4	Employment Agreement between the Company and Andre Hilliou is incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 20, 2007.
10.5	Employment Agreement between the Company and Mark Miller is incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 20, 2007.
31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith