Form 10QSB
period 2007-09-30
FULL HOUSE RESORTS INC
filed 2007-11-13
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.
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
As of November 5, 2007, Registrant had 19,342,276 shares of its $.0001 par value common stock outstanding.
Transitional Small Business Disclosure Format (check one)                     Yes ☐      No ☑

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007
	(unaudited)	December 31, 2006

ASSETS
Current assets
Cash	$7,319,436	$22,117,482
Accounts receivable, net of allowance of $29,200 in 2007	195,030	—
Income tax receivable	380,516	—
Prepaid expenses	546,524	76,204
Other	172,653	115,000

	8,614,159	22,308,686

Property and equipment, net of accumulated depreciation of $6,538,107 and $107,774	15,963,065	7,401

Long-term assets related to tribal casino projects
Notes receivable	12,023,300	10,995,782
Contract rights, net of accumulated amortization of $658,849 and $608,899	5,671,542	5,160,185
Land held for development	130,000	130,000

	17,824,842	16,285,967

Other long-term assets
Goodwill	12,041,668	—
Investment in unconsolidated joint venture	137,278	—
Deferred income tax assets	—	159,054
Deposits and other	895,843	1,395,012

	13,074,789	1,554,066

	$55,476,855	$40,156,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$2,604,521	$2,381,260
Accounts payable	218,530	153,330
Accrued interest	653,584	428,051
Other accrued expenses	867,065	486,841
Dividend payable	—	3,042,084
Income tax payable	—	237,623
Other	—	272,137

	4,343,700	7,001,326

Long-term debt, net of current portion	12,301,765	—
Deferred income tax liability	2,815,805	—

	15,117,570	—

Non-controlling interest in consolidated joint venture	2,408,676	2,035,041

Stockholders’ equity
Cumulative preferred stock, $.0001par value, 5,000,000 shares Shares authorized; 700,000 shares issued and outstanding in 2006;	—	70
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,342,276 and 18,408,380 shares issued and outstanding	1,934	1,841
Additional paid-in capital	42,862,342	42,195,263
Deferred compensation	(1,357,921)	(2,245,981)
Deficit	(7,899,446)	(8,831,440)

	33,606,909	31,119,753

	$55,476,855	$40,156,120

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Revenues
Casino	$2,031,271	$—	$5,385,458	$—
Food and beverage	587,103	—	1,452,885	—
Hotel	599,529	—	1,460,912	—
Other operating income	14,223	—	333,108	—

	3,232,126	—	8,632,363	—

Operating costs and expenses
Casino	584,205	—	1,664,040	—
Food and beverage	534,368	—	1,407,200	—
Hotel	375,931	—	932,866	—
Project development costs	102,541	134,321	348,274	491,801
Selling, general and administrative	1,446,772	1,010,343	5,254,049	2,781,069
Depreciation and amortization	423,261	18,770	1,135,672	56,309

	3,467,078	1,163,434	10,742,101	3,329,179

Operating gains (losses)
Equity in net income of unconsolidated joint venture	1,022,340	952,192	3,096,045	2,946,783
Unrealized gains (losses) on notes receivable, tribal governments	(209,106)	304,534	719,195	1,022,283

	813,234	1,256,726	3,815,240	3,969,066

Income from operations	578,282	93,292	1,705,502	639,887

Other income (expense)
Interest and other income	378,057	12,065	664,536	58,397
Interest expense	(329,330)	(49,517)	(952,605)	(140,021)

	48,727	(37,452)	(288,069)	(81,624)
Income before non-controlling interest in net loss of consolidated joint venture and income taxes	627,009	55,840	1,417,433	558,263
Non-controlling interest in net (income) loss of consolidated joint venture	(12,044)	76,538	(123,634)	94,587

Income before income taxes	614,965	132,378	1,293,799	652,850
Income taxes	(10,174)	(230,150)	(361,805)	(313,616)

Net income (loss)	604,791	(97,772)	931,994	339,234
Less undeclared dividends on cumulative preferred stock	—	(52,500)	—	(157,500)

Net income (loss) available to common stockholders	$604,791	$(150,272)	$931,994	$181,734

Net income (loss) per common share
Basic and diluted	$0.03	$(0.01)	$0.05	$0.02

Weighted-average number of common shares outstanding
Basic	19,342,276	11,008,380	19,291,437	10,638,900

Diluted	19,342,276	11,008,380	19,291,437	11,340,262

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months
	ended September 30,
	2007	2006
Net cash provided by (used in) operating activities:	$2,150,515	$(359,018)

Investing activities:
Deposits and other cash costs of the Stockman’s Casino acquisition, net of cash acquired of $920,824 in 2007	(8,317,493)	(1,055,402)
Acquisition of contract rights and other assets	(402,261)	(149,397)
Purchase of property and equipment	(157,510)	—
Advances to tribal governments, net of $33,277 and $350,401 expensed	(308,323)	(768,569)
Proceeds from sale of equipment	900	—
Repayments by co-venturer	—	37,215

Net cash used in investing activities	(9,184,687)	(1,936,153)

Financing activities:
Dividends paid	(3,042,084)	—
Payments on long-term debt	(4,721,790)	—
Offering costs	—	(77,203)

Cash used in financing activities	(7,763,874)	(77,203)

Net decrease in cash and cash equivalents	(14,798,046)	(2,372,374)
Cash and cash equivalents, beginning of period	22,117,482	3,275,270

Cash and cash equivalents, end of period	$7,319,436	$902,896

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. and its subsidiaries (collectively, the Company) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the period ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino and Holiday Inn Express (Stockman’s) which was acquired on January 31, 2007 (Note 2). Gaming Entertainment (Michigan), LLC (GEM), a 50%-owned investee of the Company that is jointly owned with RAM Entertainment, LLC (RAM), a privately held company, has been consolidated pursuant to the guidance in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (GED) (Note 4) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

2.	ACQUISITION OF STOCKMAN’S CASINO

On January 31, 2007, the Company acquired Stockman’s in Fallon, Nevada. The purchase price of approximately $27.4 million (including acquisition costs of $659,846) was financed through an equity offering effected during 2006, a $16 million reducing revolving loan from a bank, and a promissory note to the seller in the approximate amount of $1.25 million (Note 6).

The purchase price was allocated as of the acquisition date as follows:

Current assets	$1,437,662
Other assets	151,531
Property and equipment	16,885,000
Current liabilities	(440,514)
Goodwill	9,372,983

$27,406,662

In the first quarter of 2007, goodwill was adjusted upward from the original estimate reported in the Company’s 2006 Annual Report on Form 10-KSB by approximately $2.5 million, primarily as a result of the recognition of a deferred tax liability related to the Company’s carry-over tax basis in Stockman’s property assets. In October 2007, the Company paid the seller an additional $730,812 per the amended purchase agreement, and the seller consented to modify its tax treatment of the acquisition (Note 9). Accordingly, in the fourth quarter, the Company’s tax basis of the Stockman’s assets acquired will increase and the Company will reduce goodwill and the deferred tax liability by approximately $2.5 million.
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

	Nine months ended September 30,
	2007	2006
Net revenues	$13,443,553	$12,913,799
Net income	1,073,176	1,569,185
Earnings per share, basic	.06	0.15
Earnings per share, diluted	.06	0.14
3.	SHARE-BASED COMPENSATION

Share-based compensation results from the amortization of restricted stock grants and is included in general and administrative expense. For the three months ended September 30, 2007 and 2006, the Company recognized share-based compensation of $228,844 and $241,436, respectively, and for the nine months ended September 30, 2007 and 2006, the Company recognized share-based compensation expense of $1,364,060 and $797,473, respectively. At September 30, 2007, the Company has recorded deferred share-based compensation of $1,357,921, which is expected to be amortized through February 2010.

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (HRI). GED has no non-operating income or expenses, and is treated as a partnership for income tax purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to net income for each period presented, and there are no material differences between its income for financial and tax reporting purposes.

On June 18, 2007, the Company restructured its management contract relating to Midway Slots and Simulcast (Midway) in Harrington, Delaware. The Company has agreed with HRI, the owner of Midway and an equal co-venturer in GED, to allow HRI greater flexibility in GED’s management of the facility while providing the Company with guaranteed growth in its share of GED’s management fee for the remaining term of the management contract, which expires in August, 2011. Under the terms of the restructured management agreement, the Company is to receive the greater of its share of GED’s management fees as currently prescribed under the management agreement, or a 5% increase in its share of GED’s management fees beginning in 2007. For 2008, the growth factor increases from 5% to 8%, which takes into account an expansion currently underway at Midway.

Unaudited summary information for GED’s operations is as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
Management fee revenues	$2,177,901	$2,020,443	$6,561,511	$6,242,876
Net income	2,044,678	1,904,384	6,192,088	5,893,565
5.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

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

As of September 30, 2007 and December 31, 2006, the Company has made advances to tribal governments as follows:

	September 30,	December 31,
	2007	2006
Contractual (stated) amount (not including interest):
Huron (Michigan) tribe	$12,857,593	$12,728,428
Other	1,195,357	923,900

	$14,052,950	$13,652,328

Estimated fair value of notes receivable related to tribal casino projects:
Huron (Michigan) tribe	$11,041,227	$10,258,202
Other	982,073	737,580

	$12,023,300	$10,995,782

During the current quarter, the estimated opening date for the casino resort in the Battle Creek, Michigan area, to be known as Firekeepers Casino, was extended from the third quarter of 2008 to the first quarter of 2009 based on unanticipated delays in the approval of GEM’s management agreement by the NIGC. These estimates include approximately 14 months (previously 12 months) to complete the required construction, which is largely based on the actual construction period for a similar project under construction in the same geographical vicinity, design and construction and current discussions with the construction manager. Also during the current quarter, the discount rate for the Firekeepers Casino was changed from the previously utilized 20% to 18.5% based on the capital asset pricing model and project-specific risk. The estimated inherent risk of the project has decreased due to the favorable resolution of the legal challenges that had resulted in significant previous delays. The combined impact of the changes in estimated opening date and change in the discount rate reduced the estimated fair value of the notes receivable related to the Michigan project by $737,811 as of September 30, 2007.

The estimated opening date for the Montana casino was extended from the fourth quarter of 2008 to the third quarter of 2009. This change in estimate results from slower than expected progress in state and federal approvals. The impact of the change in estimated opening date reduced the estimated fair value of the note receivable related to the Montana project by $1,571 as of September 30, 2007.

The Company also extended its estimated opening date for the New Mexico casino from the fourth quarter of 2008 to the first quarter of 2009. This revision is due to a change in project scope and budget following completion of an updated market study during the third quarter and a review of the recent changes in credit markets. Also during the current quarter, the discount rate for the New Mexico casino was changed from 20% to 19.5% based on the capital asset pricing model and project-specific risk. The combined impact of the changes in estimated opening date and change in the discount rate applied reduced the Company’s estimated fair value of the notes receivable related to the New Mexico project by $16,012 as of September 30, 2007.
The following table summarizes the changes in fair market value of notes receivable from tribal governments from January 1, 2007 to September 30, 2007:

	Total	Michigan tribe	Other tribes

Balances, January 1, 2007	$10,995,782	$10,258,202	$737,580
Total advances	400,621	129,164	271,457
Advances allocated to contract rights	(59,021)	—	(59,021)
Advances expensed as period costs	(33,277)	(33,277)	—
Unrealized gains	719,195	687,138	32,057

Balances, September 30, 2007	$12,023,300	$11,041,227	$982,073

6.	LONG-TERM DEBT

Long-term debt increased in the first quarter of 2007 in connection with the Stockman’s acquisition. At September 30, 2007, long-term debt consists of the following:

Reducing revolving loan agreement, $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.39% at September 30, 2007)	$11,401,000

Promissory note, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	1,124,026

Promissory note, $2.38 million on February 15, 2002, originally due March 15, 2003, and was extended to December 2007, interest based on Bank of America New York prime rate (7.75% at September 30, 2007)	2,381,260

14,906,286
Less current portion	(2,604,521)

$12,301,765

The maximum amount permitted to be outstanding under the reducing revolving loan decreases $533,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The loan agreement also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of this filing.

As a result of additional principal payments of $1.1 and $3.0 million in the first and third quarters of 2007, respectively, the Company has approximately $4.1 million of availability under its revolving credit line at September 30, 2007.

The promissory note payable to the seller of Stockman’s is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.

Scheduled maturities of long-term debt are as follows:

Annual periods ending September 30,

2008	$2,604,521
2009	240,450
2010	258,962
2011	476,900
2012	1,188,453
Thereafter	10,137,000

$14,906,286

7.	INCOME TAXES

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), became effective and was adopted by the Company in the first quarter of 2007. Based on management’s assessment of its tax positions in accordance with FIN 48, there was no impact on its opening retained earnings or the current periods’ results of operations as a result of the change in accounting principle to adopt FIN 48.

For the periods ended September 30, 2007 and 2006, the difference between the Company’s estimated effective and statutory tax rates was primarily due to the state tax provision, net of the federal benefit, as well as the treatment of share-based compensation. The income tax receivable of $380,516 is due to differences in estimates used for purposes of preparing the 2006 provision for income taxes and actual amounts used in preparing the income tax returns. Income tax expense was reduced by the refund amount during the quarter.

8.	SEGMENT REPORTING

Following the acquisition of Stockman’s in January 2007, the Company is comprised of three primary business segments. The operations segment includes Stockman’s casino and hotel operation in Fallon, Nevada. The development/management segment includes costs associated with our tribal casino projects and our Delaware joint venture. The Corporate segment reflects the management and administrative expenses of the Company and one-time revenues of $283,554 in the second quarter of 2007, related to the termination of a consulting agreement with the Hard Rock casino in Biloxi, Mississippi as recorded in the second quarter of 2007. The following tables reflect selected segment information for the three and nine months ended September 30, 2007 and 2006.

Selected unaudited Statements of Operations data for the three months ended September 30,

	Casino/Hotel	Development/
2007	Operations	Management	Corporate	Consolidated

Revenues	$3,232,126	$—	$—	$3,232,126
Selling, general and administrative	490,999	22,137	933,636	1,446,772
Depreciation and amortization	407,193	14,364	1,704	423,261
Operating gains	—	813,234	—	813,234
Income (loss) from operations	839,430	711,395	(972,543)	578,282
Net income (loss) available to common stockholders	852,318	946,176	(1,193,703)	604,791

	Casino/Hotel	Development/
2006	Operations	Management	Corporate	Consolidated

Revenues	$—	$—	$—	$—
Selling, general and administrative	—	56,973	953,370	1,010,343
Depreciation and amortization	—	16,649	2,121	18,770
Operating gains	—	1,256,726	—	1,256,726
Income (loss) from operations	—	963,273	(869,981)	93,292
Net income (loss) available to common stockholders	—	973,810	(1,124,082)	(150,272)
Selected unaudited Statements of Operations data for the nine months ended September 30,

	Casino/Hotel	Development/
2007	Operations	Management	Corporate	Consolidated

Revenues	$8,348,809	$—	$283,554	$8,632,363
Selling, general and administrative	1,164,904	137,684	3,951,461	5,254,049
Depreciation and amortization	1,082,115	47,664	5,893	1,135,672
Operating gains	—	3,815,240	—	3,815,240
Income (loss) from operations	2,097,683	3,321,331	(3,713,512)	1,705,502
Net income (loss) available to common stockholders	2,125,556	3,299,476	(4,493,038)	931,994

	Casino/Hotel	Development/
2006	Operations	Management	Corporate	Consolidated

Revenues	$—	$—	$—	$—
Selling, general and administrative	—	160,644	2,620,425	2,781,069
Depreciation and amortization	—	49,950	6,359	56,309
Operating gains	—	3,969,066	—	3,969,066
Income (loss) from operations	—	3,395,434	(2,755,547)	639,887
Net income (loss) available to common stockholders	—	3,291,971	(3,110,237)	181,734

Selected unaudited Balance Sheet data as of September 30,

	Casino/Hotel	Development/
2007	Operations	Management	Corporate	Consolidated

Assets	$17,991,136	$17,744,988	$19,740,731	$55,476,855
Property and equipment, net	15,949,400	—	13,665	15,963,065
Goodwill	—	—	12,041,668	12,041,668
Liabilities	503,132	2,292,694	16,665,444	19,461,270

	Casino/Hotel	Development/
2006	Operations	Management	Corporate	Consolidated

Assets	$—	$13,042,340	$5,204,252	$18,246,592
Property and equipment, net	—	—	3,988,832	3,988,832
Goodwill	—	—	—	—
Liabilities	—	486,312	3,552,239	4,038,551
9.	SUBSEQUENT EVENTS

Amendment of Stockman’s Purchase Agreement. In October, 2007, the Company amended the purchase agreement with the seller of Stockman’s Casino to allow the Company to adjust its tax basis in the assets of Stockman’s Casino to estimated fair value under Section 338 of the Internal Revenue Code, which is expected to reduce the Company’s deferred tax liability. In consideration for the amendment, the Company agreed to pay the seller $730,812.

Sale of Holiday Inn Express. In October, 2007, the Company entered into an agreement to sell the Holiday Inn Express in Fallon, Nevada for the sum of $7,200,000 payable in cash at the time of closing. The contract is subject to a 45 day due diligence period during which the buyer can cancel the agreement. Management expects to close within 45 days following completion of the due diligence period. The agreement includes a joint marketing agreement and a prohibition on gaming activity at the hotel. As a result of the amendment to the Stockman’s Purchase Agreement discussed above, the Company expects net proceeds to increase from the previous estimate of $6.1 million to approximately $6.8 million, which are expected to be used to further reduce debt.

At September 30, 2007, the carrying values of the major classes of assets related to the Holiday Inn Express are as follows:

Asset Class	Carrying Value
Land	$874,763
Buildings / Improvements	5,672,066
Furniture / Fixtures	333,966

Total	$6,880,795

Michigan Reservation Proclamation. On October 30, 2007, the Assistant Secretary of the Interior for Indian Affairs issued a reservation proclamation related to the land intended to be used as the site of the Michigan project, which was taken into trust in December 2006. This proclamation is expected to be the final administrative approval by the Department of the Interior prior to approval of the GEM management contract by the National Indian Gaming Commission (NIGC). While there can be no guarantee that the NIGC will approve the contract or all of its terms, management believes such approval will be forthcoming.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
          Full House Resorts, Inc. (Full House, we, our, ours, us) develops, manages and invests in gaming related opportunities. We continue to actively investigate, on our own and with partners, new business opportunities including commercial and tribal gaming operations. We seek to expand through acquiring, managing, or developing casinos in profitable markets. Currently, we are a 50% investor in Gaming Entertainment (Delaware), LLC (GED), a joint venture with Harrington Raceway, Inc. (HRI), which has a management contract through 2011 with Midway Slots and Simulcast (Midway) at the Delaware State Fairgrounds in Harrington, Delaware. Midway has approximately 1,600 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steak house and an entertainment lounge area. HRI has undertaken an expansion and remodeling of Midway, for which ground breaking occurred in August 2006.
          When the expansion and remodeling is completed in January of 2008, Midway is expected to have approximately 2,000 slot machines and improved food and beverage outlets. In conjunction with the expansion and remodeling, HRI has renamed the facility Harrington Raceway and Casino (Harrington). On June 18, 2007, the Company restructured its management contract relating to Harrington. The Company has agreed with HRI, the owner of Harrington and an equal co-venturer in GED, to allow HRI greater flexibility in the management of the facility while providing the Company with guaranteed growth in its share of the management fee for the remaining term of the management contract, which expires in August, 2011. Under the terms of the restructured management agreement, the Company is to receive the greater of management fees as currently prescribed under the management agreement, or a 5% increase in management fees beginning with 2007. For 2008, the growth factor increases from 5% to 8%, which takes into account an expansion currently underway at Midway.
          Through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC (GEM), with RAM Entertainment, LLC (RAM), a privately held investment company, we have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the Michigan tribe), for the development and management of a casino resort in the Battle Creek, Michigan area, to be known as Firekeepers Casino, which is currently in the pre-development stage. The planned casino resort is expected to have more than 3,000 gaming positions. In December 2006, the land was taken into trust by the Federal Government. The development project has been the subject of numerous legal challenges over the past several years. In early July 2007, the final legal challenge was disposed of favorably by the Federal Court of Appeals for the District of Columbia. As a result, in July we submitted to the National Indian Gaming Commission (NIGC) an updated management agreement reflecting the current scope of the project and a revised financing plan. Our management agreement is subject to approval by the NIGC, which is currently completing their background licensing requirements and processing our application. In October, 2007, the Assistant Secretary of the Interior for Indian Affairs issued the reservation proclamation as of October 30, 2007, designating the “Sackrider” property as the initial reservation of the Michigan tribe. The Sackrider property is the designated site for the Firekeepers Casino development and was taken into trust for this purpose in December 2006. This proclamation is expected to be the final administrative approval by the Department of the Interior prior to approval of the gaming management contract by the NIGC. While there can be no guarantee that the NIGC will approve the contract or all of its terms, management believes such approval will be forthcoming.
          Effective May 15, 2007, GEM, our 50%-owned investee, entered into a purchase and sale agreement with Green Acres Casino Management, Inc., (Green Acres) to acquire all of Green Acres’ interests in the Michigan tribe’s Firekeepers Casino project for $10 million. Prior to the execution of the agreement, Green Acres had a right to receive royalty payments based on numerous metrics, which would approximate in excess of 15% of the total management fee to be received by GEM from the operation of the Firekeepers Casino, which is currently under development. GEM’s members equally funded an initial deposit of $500,000 and the remainder becomes due once financing is obtained as part of the project funding for the casino and the NIGC approves a seven-year management agreement between GEM and the Michigan tribe. GEM has been in discussions with lenders to arrange an add-on financing security as part of the overall project financing transaction to fund the balance of the Green Acres purchase price. The add-on debt security will be an obligation of GEM and will not be part of the overall casino development cost.

          On January 31, 2007, we completed our acquisition of Stockman’s from the James R. Peters Family Trust. We acquired all of the outstanding shares of Stockman’s Casino, Inc. for cash payments of $25.5 million (including prior deposits) and a promissory note in the amount of approximately $1.2 million. We also incurred capitalized costs of approximately $0.7 million in connection with the acquisition bringing the total acquisition cost to $27.4 million. Stockman’s Casino, Inc. owns and operates Stockman’s. Stockman’s has approximately 8,400 square feet of gaming space with approximately 260 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. In addition, the facility includes a Holiday Inn Express, which has 98 guest rooms, indoor and outdoor pools, sauna, fitness center, meeting room and a business center. The acquisition was funded in part by a Reducing Revolving Loan Agreement from Nevada State Bank of $16.0 million and approximately $1.2 million of seller financing in the form of a promissory note and approximately $10.2 million in cash which was raised in an equity offering in December 2006.
          On October 1, 2007, we entered into an agreement to sell the Holiday Inn Express in Fallon, Nevada for the sum of $7,200,000 in cash at the time of closing. The contract is subject to a 45 day due diligence period during which the buyer can cancel the agreement. We expect to close within 45 days following the close of the due diligence period. The buyer posted a deposit of $75,000 which is non-refundable after the close of the due diligence period. The agreement includes a joint marketing agreement and a prohibition on gaming activity at the hotel. The Company expects to realize net proceeds of approximately $6.8 million, which is expected to be used to further reduce debt. Since acquiring Stockman’s Casino in January, we have conducted a review of the contribution of the hotel and concluded that owning the hotel was not strategically important for the Company’s long-term goals and that the sale would provide us with greater financial flexibility to pursue another acquisition.
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
          The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact and project specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed and the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent valuation consultants to assist management in preparing and periodically updating market and/or feasibility studies for use in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.

Long-term assets related to tribal casino projects
          We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in EITF Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes.
          Because our right to recover our advances and development costs with respect to Indian gaming projects is limited to, and contingent upon, the future net revenues of the proposed gaming facilities, we evaluate the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian project. This process includes (1) determining the financial feasibility of the project assuming the project is built, (2) assessing the likelihood that the project will receive the necessary regulatory approvals and funding for construction and operations to commence, and (3) estimating the expected timing of the various elements of the project including commencement of operations. When we enter into a service or lending arrangement, management has concluded, based on feasibility analyses and legal reviews, that there is a high probability that the project will be completed and that the probable future economic benefit is sufficient to compensate us for our efforts in relation to the perceived financial risks. In arriving at our initial conclusion of probability, we consider both positive and negative evidence. Positive evidence ordinarily consists not only of project-specific advancement or progress, but the advancement of similar projects in the same and other jurisdictions, while negative evidence ordinarily consists primarily of unexpected, unfavorable legal, regulatory or political developments such as adverse actions by legislators, regulators or courts. Such positive and negative evidence is reconsidered at least quarterly. No asset, including notes receivable or contract rights, related to an Indian casino project is recorded on our books unless it is considered probable that the project will be built and will result in an economic benefit sufficient for us to recover the asset.
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
          We also consider the status of the regulatory approval process including whether:
•	the Federal Bureau of Indian Affairs (BIA) recognizes the tribe;

•	the tribe has the right to acquire land to be used as a casino site;

•	the Department of the Interior has put the land into trust as a casino site;

•	the tribe has a gaming compact with the state government;

•	the NIGC has approved a proposed management agreement; and

•	other legal or political obstacles exist or are likely to occur.
          The development phase of each relationship commences with the signing of the respective agreements and continues until the casinos open for business. Thereafter, the management phase of the relationship, governed by the management contract, continues for a period of up to seven years. We make advances to the tribes, recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management agreement, we typically earn a management fee calculated as a percentage of the net operating income of the gaming facility. In addition, repayment of the loans and the manager’s fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:
•	a certain minimum monthly priority payment to the tribe;

•	repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon;

•	repayment of various debt with interest accrued thereon due to us;

•	management fee to us;

•	other obligations; and

•	the remaining funds distributed to the tribe.

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
     The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day. For the second through fifth year of operations, we estimate that our cash flow from management fees from the Michigan project will increase 4% to 10% annually. Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flow greatly exceeds the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are five Northern Indiana riverboats and three downtown Detroit casinos whose published win per device per day has consistently averaged above $300, as compared to $210 used in our undiscounted cash flow analysis. Our Michigan project is located approximately 120 miles west of Detroit and less than 100 miles northeast of another Michigan tribal casino project which opened at the beginning of July 2007 near New Buffalo.

Summary of long-term assets related to tribal casino projects
     Long-term assets, at estimated fair value, associated with tribal casino projects are summarized as follows:

	September 30,	December 31,
	2007	2006

Michigan project:
Notes receivable, tribal governments	$11,041,227	$10,258,202
Contract rights, net	5,140,333	4,687,997

	16,181,560	14,946,199

Other projects:
Notes receivable, tribal governments	982,073	737,580
Contract rights, net	531,209	472,188
Land held for development	130,000	130,000

	1,643,282	1,339,768

	$17,824,842	$16,285,967

     As previously noted, the Michigan project comprises the majority of long-term assets related to tribal casino projects. We have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan, to be known as Firekeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the tribe (without interest until the opening of the project and thereafter with interest at prime plus 5%) and a management fee equal to 26% of the net operating income of the casino (as defined) for a period of seven years. The terms of our management agreement are subject to approval and possible modification by the NIGC. While the advances are expected to be repaid prior to commencement of operations, if they are not, the repayment term is seven years, commencing 30 days from the opening of the project.
     In arriving at our estimated opening date, we considered the status of the following conditions and estimated the time necessary to obtain the required approvals, secure financing and complete the construction:
•	the tribe is federally recognized;

•	adequate land for the proposed casino resort has been placed in trust;

•	the tribe has a valid gaming compact with the State of Michigan;

•	the NIGC has not yet approved the management agreement;

•	the BIA issued a record of decision approving the final environmental impact statement in September 2006; and

•	the Tribe has engaged Merrill Lynch as the underwriter for the project financing and in conjunction with the project submission to the NIGC Merrill Lynch submitted a letter expressing their confidence that $270m of financing could be obtained on favorable terms.
     During the current quarter, the estimated opening date for the Firekeepers Casino in Michigan was extended from the third quarter of 2008 to the first quarter of 2009 based on unanticipated delays in the approval of GEM’s management agreement by the NIGC. These estimates include approximately 14 months to complete the required construction, which is largely based on the actual construction period for a similar project under construction in the same geographical vicinity, design and construction and current discussions with the construction manager. Also during the current quarter, the discount rate for the Firekeepers Casino was changed from the previously utilized 20% to 18.5% based on the capital asset pricing model and project-specific risk. In addition, the estimated inherent risk of the project has decreased due to the favorable resolution of the legal challenges that had resulted in significant previous delays. The combined impact of the changes in estimated opening date and change in the discount rate reduced the estimated fair value of the notes receivable related to the Michigan project by $737,811 as of September 30, 2007.

     At September 30, 2007 and December 31, 2006, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

	September 30, 2007	December 31, 2006
• Discount rate increases 2.5%	$(551,140)	$(363,556)
• Discount rate decreases 2.5%	358,792	384,996
• Forecasted opening date delayed one quarter	(458,664)	(457,077)
• Forecasted opening date accelerated one quarter	478,545	478,393
     The estimated opening date for the Montana casino was extended from the fourth quarter of 2008 to the third quarter of 2009. This change in estimate results from slower than expected progress in state and federal approvals. The impact of the change in the estimated opening date reduced the estimated fair value of the notes receivable related to the Montana project by $1,571 as of September 30, 2007.
     The Company also extended its estimated opening date for the New Mexico casino from the fourth quarter of 2008 to the first quarter of 2009. This revision is due to a change in project scope and budget following completion of an updated market study and a review of the recent changes in credit markets. Also during the current quarter, the discount rate for the New Mexico casino was changed from 20% to 19.5% based on the valuation model and project specific risk. The combined impact of the changes in estimated opening date and change in the discount rate applied reduced the estimated fair value of the note receivable related to the New Mexico project by $16,012 as of September 30, 2007.
     The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Aggregate face amount of the notes receivable	$14,052,950	$13,652,328

Estimated years until opening of casino:
Michigan	1.50	1.75
New Mexico	1.50	1.75
Montana	2.00	1.75

Discount rate:
Michigan	18.5%	20.0%
New Mexico	19.5%	20.0%
Montana	20.0%	20.0%

Estimated probability rate of casino opening:
Michigan	92%	90%
New Mexico	88%	90%
Montana	85%	90%
     Management estimates that the stated interest rates during the loan repayment term will be commensurate with the inherent risk at that time. The estimated probability rates have been re-evaluated and modified accordingly, based on project specific risks such as delays of regulatory approvals for the projects and review of the financing environment.

     Factors that we consider in arriving at a discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and discount rates produced by the widely accepted Capital Asset Pricing Model, or CAPM, using the following key assumptions:
•	S&P 500, 10 and 15-year average benchmark investment returns (medium-term horizon risk premiums);

•	Risk-free investment return equal to the 10-year average for 90-day Treasury Bills;

•	Investment beta factor equal to the unlevered five-year average for the hotel/gaming industry; and

•	Project specific adjustments based on typical size premiums for “micro-cap” and “low-cap” companies using 10 and 15-year averages.
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
     Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of seven years, commencing 30 days from the opening of the project. We estimate the potential exposure resulting from a project never reaching completion at September 30, 2007 and December 31, 2006 is as follows:

September 30, 2007	Michigan	New Mexico	Montana	Other	Total

Notes receivable	$11,041,227	$485,250	$496,823	$—	$12,023,300
Contract rights	5,140,333	201,592	129,617	200,000	5,671,542
Land held for development	—	—	—	130,000	130,000

Total	$16,181,560	$686,842	$626,440	$330,000	$17,824,842

December 31, 2006	Michigan	New Mexico	Montana	Other	Total

Notes receivable	$10,258,202	$379,665	$357,915	$—	$10,995,782
Contract rights	4,687,997	169,780	102,408	200,000	5,160,185
Land held for development	—	—	—	130,000	130,000

Total	$14,946,199	$549,445	$460,323	$330,000	$16,285,967

     Amortization of contract rights is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. Accordingly, we extended the amortization period in the current quarter to reflect the revised anticipated opening date for the Michigan casino. The change reduced amortization expense by $2,286 during the quarter. These gaming and contract rights are held by us and are expected to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they are not included in the balance of non-controlling interests in subsidiary.
     Due to our current financing arrangement for the development of the Michigan project through the 50%-owned joint venture, we believe we are exposed to the majority of risk of economic loss from the entity’s activities. Therefore, in accordance with Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46(R)), we consider this venture a variable interest entity that requires consolidation into our financial statements. We adopted FIN 46(R) in 2004, without retroactive restatement to our 2003 financial statements, as permitted under FIN 46(R), by consolidating the 50% in-substance joint venture. Since this venture was previously carried on the equity method of accounting, there was no cumulative effect of an accounting change.

     Income taxes. In the first quarter, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48). Our tax positions relative to its adoption and implementation of FIN 48 are adequately documented and conservative in nature. Management believes our exposure items, to the extent they exist, relate primarily to application of law versus an interpretation of law and that any additional tax and related penalties and interest associated with these items of interpretation would be relatively minor. Therefore, based on our judgments, we do not believe the adoption of FIN 48 has a material effect on our financial statements as of the beginning of or during 2007.
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
Results of operations
Three months ended September 30, 2007, compared to three months ended September 30, 2006
     Net income (loss) available to common stockholders. For the three months ended September 30, 2007, net income (loss) available to common stockholders increased $755,063 compared to the same three-month period in the prior year, primarily due to Stockman’s net income of $852,318, which we did not have in the prior year since Stockman’s was not acquired until January 31, 2007.
     Operating revenues. For the three months ended September, 30, 2007, total operating revenues increased by $3,232,126 due to revenues generated by Stockman’s, which was acquired on January 31, 2007. On a comparative basis, Stockman’s revenues increased by $74,887 or 2% for the three months ended September 30, 2007 compared to the same three-month period in the prior year. The increase is primarily due to food and beverage revenues which increased by $86,810 or 17% compared to the same three-month period in the prior year, as a result of expanded hours at the coffee shop, in addition to special events in the dining room and the increased occupancy at the hotel.
     Operating costs and expenses. For the three months ended September 30, 2007, total operating costs and expenses increased $2,303,644 from $1,163,434 compared to the same three-month period in the prior year as a result of Stockman’s operating expenses of $2,392,697. On a comparative basis, total operating costs for the Stockman’s operation were relatively flat compared to the same three-month period in the prior year.
     Project development costs. For the three months ended September 30, 2007, project development costs decreased by $31,780 or 24% compared to the same period in 2006 primarily due to a bridge financing facility obtained by the Michigan tribe in the second quarter of 2007, which enabled the tribe to fund the majority of project costs incurred since April 2007.
     Selling, general and administrative expense. For the three months ended September 30, 2007, selling, general and administrative expenses increased by $436,429 or 43% over the same period in 2006. The increase is due to $491,000 in expenses attributable to Stockman’s and employee-related expenses at the corporate level offset by a reduction in bonus expenses of $316,500. The reduction in bonus expense during the third quarter is primarily due to the delays in the development projects.

     Depreciation and amortization. For the three months ended September 30, 2007, depreciation and amortization of intangible contract rights increased by $404,491 from $18,770 primarily due to the acquisition of Stockman’s, which resulted in additional depreciation expense of $407,193 compared to the same three-month period in the prior year.
     Operating gains (losses). For the three months ended September 30, 2007, operating gains decreased by $443,492 or 35%. The decrease is primarily due to the net impact of the change in the discount rates and the estimated opening dates of the tribal projects, offset by an increase in our share of income from the Delaware joint venture which increased $70,148, or 7%, over the same three-month period in 2006 resulting primarily from more effective marketing strategies.
     Other income (expense). For the three months ended September 30, 2007, other expenses decreased by $86,179 from $37,452 for the same three month period in 2006, resulting in net other income of $48,727 for the quarter. This net decrease from prior year is primarily due to the reversal of the GEM liability to the Firekeepers Casino architect which has been assumed by the tribe under an amendment to the design contract executed this quarter. The amount of the reversed liability is $272,137. This was offset by interest expense on the debt incurred during the first quarter of 2007 and amortization of the related debt issuance costs.
Nine months ended September 30, 2007, compared to nine months ended September 30, 2006:
     Net income (loss) available to common stockholders. For the nine months ended September 30, 2007, net income (loss) available to common stockholders increased $750,260 compared to the same nine-month period in the prior year, primarily due to Stockman’s net income of $2,125,556, which we did not have in the prior year.
     Operating revenues. For the nine months ended September, 30, 2007, total operating revenues increased by $8,632,363 due to revenues generated by Stockman’s. On a comparative basis, Stockman’s revenues increased by $399,371 or 5% for the eight months ended September 30, 2007, compared to the same eight-month period in the prior year. Casino revenues increased by $159,325 or 3% due to an overall increase in the table games hold percentage compared to prior year and new marketing programs, including direct mailings to players’ club members and cash coupons. Food and beverage revenues increased by $139,636 or 11% due to expanded hours at the coffee shop, in addition to special events in the dining room and the increased occupancy at the hotel. Hotel revenues increased by $121,324 or 9% primarily due to increased occupancy and average daily rates.
     Operating costs and expenses. For the nine months ended September 30, 2007, total operating costs and expenses increased $7,412,922 from $3,329,179 compared to the same nine-month period in the prior year as a result of Stockman’s operating expenses of $6,251,125. On a comparative basis, total operating costs for the Stockman’s operation were relatively flat to prior year for the same eight-month period.
     Project development costs. For the nine months ended September 30, 2007, project development costs decreased by $143,527 or 29% compared to the same period in 2006, primarily due to bridge financing obtained by the Michigan tribe. The reduction was partially offset by background investigation expenses of $112,590 and $79,651 incurred during the first and second quarters of 2007, respectively, related to the NIGC Firekeepers management agreement approval process.
     Selling, general and administrative expense. For the nine months ended September 30, 2007, selling, general and administrative expenses increased by $2,472,980 or 89% over the same period in 2006. The increase is due primarily to employee-related expenses at the corporate level, in addition to $1,164,904 in expenses attributable to Stockman’s. At the corporate level, increased expenses were comprised of share-based compensation expense of $1,364,060 related to vesting of stock grants to certain officers and directors including $335,156 expensed during the second quarter related to 137,500 shares held by a former employee, and $15,349 expensed during the third quarter related to 6,667 shares held by the former general manager of GED. The increase in stock-based compensation expensed was offset by a $316,500 reduction in bonuses expense during the third quarter, due to the delays of the tribal projects during the third quarter.

     Depreciation and amortization. For the nine months ended September 30, 2007, depreciation and amortization of intangible contract rights increased by $1,079,363 from $56,309 compared to the prior year primarily due to the acquisition of Stockman’s, which resulted in additional depreciation expense of $1,082,116 compared to the same eight-month period in the prior year.
     Operating gains (losses). For the nine months ended September 30, 2007, operating gains decreased by $153,826 or 4%. The decrease is primarily due to the net impact of the change in the discount rates and estimated opening dates of the tribal projects, offset by an increase in our share of income from the Delaware joint venture which increased $149,262 or 5%, over the same nine-month period in 2006 resulting primarily from more effective marketing strategies.
     Other income (expense). For the nine months ended September 30, 2007, other expenses of $288,069 increased by $206,445 from $81,624 for the same nine-month period in 2006. This increase is primarily due to interest expense on the debt incurred related to the Stockman’s acquisition, and amortization of the related debt issuance costs. The increase was offset by the reversal of the GEM liability to the Firekeepers Casino architect which has been assumed by the tribe under an amendment to the design contract executed this quarter. The amount of the reversed liability is $272,137.
Liquidity and capital resources
     The Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We will continue to receive management fees as currently prescribed under the management agreement, with a minimum guaranteed growth factor of 5% per year over the previous year, with 2006 as the base year. However, the minimum guaranteed growth factor in 2008 will be 8% to account for the opening of the facility expansion currently underway. The owner of Harrington is currently funding an expansion and renovation of the facility for which we have no financial obligation and which is expected to be completed in the January of 2008.
     On a consolidated basis, for the nine months ended September 30, 2007, cash provided by operations increased $2,509,533 from the same period in 2006, primarily due to positive cash flows generated by the Stockman’s operation. Cash used in investing activities increased $7,248,534 from the same nine-month period of last year primarily due to the acquisition of 100% of Stockman’s stock on January 31, 2007, partially offset by a reduction in advances to tribal governments. Cash used in financing activities increased $7,686,671 primarily due to repayment of long-term debt of $4,066,000 and payment of preferred stock dividends of $3,042,084 on January 2, 2007.
     At September 30, 2007, the Company has cash balance of $7.3 million and has prepaid its future debt amortization requirements by approximately $4.1 million. As a result, the Company has availability on its Nevada State Bank credit facility of approximately $4.1 million. Our future cash requirements include funding the remaining near and long-term cash requirements of our development expenses for the Huron, Nambe, Northern Cheyenne and other projects, our selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.
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
     Presently, we do not generate sufficient internal cash flow to fund the construction phase of our tribal casino projects. If we were to discontinue any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. At September 30, 2007, the notes receivable from Indian tribes have been discounted approximately $2.0 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued below the anticipated cash flow from the management fees of the projects.
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
     If RAM were to exercise its conversion option, then $2.0 million of the loan would be converted to a capital contribution to the Michigan joint venture, and the loan balance of $381,260, plus any unpaid interest would remain as debt. As stipulated in our agreements, once the management agreement is approved by the NIGC, development costs up to $12.5 million will be initially financed by RAM if not financed by another source. Total projected development costs for the Michigan project are up to $270 million. If the proposed casino is constructed, then forecasted revenues indicate that the underlying project will generate sufficient excess operating cash flow to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe. If Michigan advances are not repaid as part of project financing, then our agreement with the Michigan tribe calls for repayment over the life of the management term of seven years with interest payable at prime plus 5%.
     Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. The terms of our management agreement are subject to approval and possible modification by the NIGC. Recently, GEM agreed to purchase the interests of Green Acres in the project for the fixed amount of $10 million, of which $500,000 has been paid and the balance is due at the time the project is funded, is expected to be paid from a loan to GEM issued in conjunction with the overall project financing by the Michigan tribe. Prior to the agreement, if the project is developed, then Green Acres would have been paid a royalty fee equating to 15% of the management fees earned by us in lieu of its original ownership interest in earlier contracts with the Michigan tribe.
     In 2005, we were named as the developer and manager of a gaming project to be developed by the Manuelito Chapter of the Navajo Nation in New Mexico. In order to pursue this opportunity, we entered into an agreement with NADACS, Inc., which has an agreement with the Manuelito Chapter to locate a developer. Pursuant to the agreement, we paid NADACS $200,000 as partial payment for the right to pursue development and management agreements for this and future Navajo gaming facilities. In addition, we acquired a parcel of land expected to be part of the development site for $130,000. This project and other projects with Navajo chapters are subject to the consent of the

Navajo Nation, including approval as a manager and grant of a gaming license, compliance with its yet to be created gaming commission rules and regulations, and approval by the NIGC. As part of the agreements with the Manuelito Chapter, we have provided some advances and paid costs associated with the development and furtherance of this project. Our agreements with the Manuelito Chapter provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others.
     In 2005, we entered into development and management agreements with the Northern Cheyenne Tribe of Montana for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Northern Cheyenne Tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $18,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for approval.
     In 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. The agreements have been submitted to the NIGC for required approval. As part of the development agreement we are responsible on a best efforts basis for arranging financing of up to $50,000,000. Our agreements with the tribe provide for the reimbursement of advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. On March 23, 2007, the Finding of No Significant Issues (FONSI) report was published and became final 30 days after publication. In addition, Nambe’s tribal council accepted our recommendation to have a second market assessment done in light of changed competitive status (a neighboring casino is undertaking a $280 million expansion). A meeting of the Nambe Pueblo Tribal Council was held on November 7, 2007, at which we presented the results of the market study and made recommendations to the Tribal Council on the size and scope of the project.
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
     Under our agreements with our Michigan joint venture partner, we pledged the income from our Delaware operations, Harrington Casino, to secure a partially convertible loan for approximately $2.4 million.

Quantitative and qualitative disclosures about market risk
     Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.
     Our total outstanding variable rate debt of approximately $13.8 million at September 30, 2007, is subject to variable interest rates, which averaged 7.5% during the current quarter. The applicable interest rate is based on the prime lending rate and therefore, the interest rate will fluctuate as the prime lending rate changes. Based on our outstanding variable rate debt at September 30, 2007, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $137,800. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
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

Item 3. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our chief executive and financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Section 13a-15 of the Securities Exchange Act of 1934) have concluded that as of September 30, 2007, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is accumulated and communicated to them to allow timely decisions regarding required disclosures.
     Changes in Internal Control Over Financial Reporting. There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There are no legal proceedings currently pending or threatened involving the Company or any subsidiary.
Item 6. Exhibits

10.1	Agreement of Purchase and Sale Agreement between Stockman’s Casino, Inc. (the “Seller”) and Dhillon Hospitality Management, Inc. (the “Buyer”) is incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 5, 2007.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: November 13, 2007
	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)