Form 10KSB
period 2007-12-31
FULL HOUSE RESORTS INC
filed 2008-03-27
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-32583

FULL HOUSE RESORTS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	13-3391527
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
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
None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $3,860,293.
The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of March 25, 2008, was: $26,885,764.
The number of shares outstanding of registrant’s $.0001 par value common stock, as of March 25, 2008, was 19,342,276 shares.
Documents Incorporated By Reference
The information required by Part III of this Form 10-KSB, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-KSB relates.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART I
Item 1. Description of Business.
BACKGROUND
Full House Resorts, Inc., a Delaware corporation formed in 1987, (Full House, we, our, ours, us) develops, manages and invests in gaming related opportunities. In May 1994, Lee Iacocca, who has been one of our directors since 1998, brought to us several opportunities to become involved in gaming projects, including the proposed FireKeepers Casino near Battle Creek, Michigan with the Nottawaseppi Huron Band of Potawatomi (the “Michigan tribe”) and a “racino” in Harrington, Delaware, both of which are discussed in detail below.
We also have an agreement with the Northern Cheyenne Tribe of Montana for the development and management of a gaming facility in Montana. On March 19, 2008, we announced that we are no longer pursuing the Nambé Pueblo project in New Mexico and we recognized an impairment loss of approximately $200,000 as of December 31, 2007 on the development contract rights pending a resolution with the Pueblo. Additional details follow.
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino (Stockman’s), a Nevada corporation, which operates Stockman’s Casino and, until February 20, 2008, the Holiday Inn Express in Fallon, Nevada. Details of the Stockman’s acquisition and its operations are discussed in detail below.
Project Currently Operating
Harrington Raceway and Casino, formerly Midway Slots and Simulcast—Harrington, Delaware
We are currently a 50% investor in Gaming Entertainment (Delaware), LLC (GED), a joint venture with Harrington Raceway, Inc. (HRI), which has a management contract with Harrington Raceway and Casino (formerly known as Midway Slots and Simulcast). Harrington Raceway and Casino (Harrington), a division of Harrington Raceway, Inc. (HRI), which operates video lottery terminals (gaming devices) under the supervision of the Delaware State Lottery Office, commenced operations on August 20, 1996. GED provided over $11 million in financing, managed the development of the project and currently provides management services to Harrington Raceway, Inc. for a fee under a 15-year contract, which expires in 2011. The fee is based primarily on a percentage of revenues and operating profits of Harrington Casino as defined, which was previously subject to an annual limitation. The gaming facility was originally 35,000 square feet and opened with 500 gaming devices, a simulcast parlor and a small buffet, but was expanded and renovated during 2007. The expansion and renovation was completed in early February of 2008, and now the facility offers approximately 2,100 gaming devices, a 450-seat buffet, a fine dining restaurant, a 50-seat diner, and an entertainment lounge area.
On June 18, 2007, we restructured our management contract relating to Harrington to allow HRI greater flexibility in the management of the facility, while providing us with guaranteed growth in our share of the management fee for the remaining term of the management contract. Under the terms of the restructured management agreement, for 2007 we are to receive the greater of management fees as prescribed under the management agreement, or 105% of the 2006 fee, whichever is greater. For 2008, the minimum increases to 108% of the 2007 fee to account for the expansion completed in February 2008.
The Harrington Casino is located in Harrington, Delaware on Route 13, approximately 20 miles south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. and is one of three gaming facilities operating in Delaware. The closest competing casino is in Dover and operates over 2,800 devices. In February 2006, the law was changed to allow up to 4,000 gaming devices at each of the three authorized locations in Delaware. The third facility is approximately 60 miles north of the Harrington Casino. In 2004, the Pennsylvania legislature passed a law authorizing gambling. Included in the authorized types of games are slot machines similar to those operated in Delaware. During 2006 and in January 2007, the Pennsylvania Gaming Control Board issued licenses for operators and gaming equipment suppliers. Several of the “racino” licensed facilities have subsequently opened. The Harrington Casino is located the furthest south of the three authorized gaming locations in Delaware and does not attract a substantial patronage from Pennsylvania. We have not seen and do not anticipate that the commencement of gaming operations in Pennsylvania will have a material adverse effect on our operations.
The Maryland legislature has considered numerous gaming proposals over the past several legislative sessions, but none has been enacted. Certain groups believe the current administration is more favorably inclined toward gaming, which has led to increased pressure to allow some form of casino-type gaming in the state. There is currently pending in committee a House Bill to regulate video lottery terminals which is subject to a referendum in November 2008 for voter approval. We cannot gauge the impact of gaming in Maryland, if it is allowed, until the nature, type and extent of gaming is defined.

Stockman’s Casino
Effective February 1, 2007, through our wholly-owned subsidiary Stockman’s Casino, LLC, we began operating Stockman’s Casino and Holiday Inn Express in Fallon, Nevada (“Stockman’s”). Stockman’s has approximately 8,400 square feet of gaming space with approximately 260 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. In addition, the facility includes a Holiday Inn Express, which has 98 guest rooms, indoor and outdoor pools, sauna, fitness center, meeting room and a business center (see below). The acquisition was funded in part by a reducing revolving loan agreement from Nevada State Bank of $16.0 million and approximately $1.2 million of seller financing in the form of a promissory note and approximately $10.2 million in cash which was raised in an equity offering in December 2006.
On October 1, 2007, we entered into an agreement to sell the Holiday Inn Express. Under the terms of the agreement, the buyer agreed to purchase the real property, building, improvements and personal property comprising the hotel operations for $7.2 million. On February 20, 2008, the sale was consummated and we received net cash proceeds of approximately $7.0 million, which we plan to use to reduce debt.
Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno and is the largest of several casinos in the area. The county’s population is roughly 27,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are comparable to Stockman’s in size and the number of gaming machines. Bonanza Inn and Casino has 5,400 square feet of gaming space, featuring approximately 228 gaming machines, keno, race and sports book, two restaurants and hotel with 77 rooms. The Depot Casino and Restaurant has 6,700 square feet of gaming space, featuring approximately 198 gaming machines, a 75-seat bingo parlor and two restaurants. The Fallon Nugget has 3,600 square feet of gaming space, featuring approximately 140 gaming machines and four table and poker games, and one restaurant. At December 31, 2007, Stockman’s share of the Fallon casino market is approximately 23%. There can be no assurance that any growth in Fallon’s current gaming capacity will not adversely affect our financial condition or results of operations.
Projects in Development
Nottawaseppi Huron Band of Potawatomi—Battle Creek, Michigan
Through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC (GEM), with RAM Entertainment, LLC (RAM), a privately held investment company, we have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the Michigan tribe), for the development and management of a casino in the Battle Creek, Michigan area to be known as FireKeepers Casino, which is currently in the pre-development stage. Our controlling 50% interest in the Michigan project results from a series of agreements executed in January 1995 with the Michigan tribe to develop and manage gaming and non-gaming commercial opportunities on reservation lands in south central Michigan. The FireKeepers Casino development is for a first-class facility with over 2,500 slot machines, over 90 table games, 20 poker tables, various restaurants, a 2,078 parking garage and other amenities. Construction of the facility is expected to commence in the second quarter of 2008, with completion of the project expected during the second quarter of 2009. When developed, the FireKeepers Casino will target potential customers in the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as the Ft. Wayne, Indiana area.
The Michigan tribe achieved final federal recognition as a tribe in April 1996 and obtained a gaming compact from Michigan’s governor in December 1998 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998, along with compacts for three other tribes. The Compact became effective as of its approval by the Secretary of the Interior in February 1999 and remains in effect for 20 years thereafter.
A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos, known as TOMAC, in Ingham County Circuit Court, Michigan. The lawsuit challenged the constitutionality of the approval process of four gaming compacts between the State of Michigan and Indian tribes, including the Michigan tribe. On May 30, 2007, the Michigan Supreme Court issued a final decision upholding the validity of the compacts and an amendment to one of the compacts by another tribe.
In December 1999, the management agreements with the Michigan tribe, along with the required licensing applications, were submitted to the National Indian Gaming Commission (“NIGC”). We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Michigan tribe, have incorporated all the appropriate changes. In June 2006, we entered into a revised management agreement with the Michigan tribe, which was approved by the NIGC in December 2007.

Also in December 1999, the Michigan tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the Bureau of Indian Affairs (the “BIA”). The parties selected a parcel of land for the gaming enterprise, which was purchased in September 2003, and completed a fee-to-trust application that was submitted to the BIA in February 2002. On August 9, 2002, the Department of Interior issued its notice to take the land into trust for the benefit of the Michigan tribe. On August 30, 2002, Citizens Exposing Truth About Casinos filed a complaint in United States District Court for the District of Columbia, seeking to prevent this land from being taken into trust. On July 3, 2007, the Court of Appeals for the DC Circuit ruled in our favor on the last remaining issue and dismissed the complaint. No further appeal was taken or is now allowed. Accordingly, the land for the casino site was taken into trust for the Michigan tribe in December 2006, and was designated its initial reservation under federal law by the Secretary of the Interior in October 2007.
In April 2007, IGT, the leading slot manufacturer, extended up to $5 million in interim financing to the Nottawaseppi Huron Band of Potawatomi for design and development costs of the casino project. This loan commitment was extended to $9.8 million on December 12, 2007. Merrill Lynch, Pierce, Fenner and Smith has also been engaged by the Tribe as the investment banking firm responsible for raising the funds for the construction and opening of the casino.
Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (Green Acres) whereby GEM acquired all of Green Acres’ interests in the Nottawaseppi Huron Band of Potawatomi casino project in Michigan for $10 million. Prior to the execution of the agreement, Green Acres had a right to a royalty payment based on various operating metrics but which would approximate 15% of the total management fee received by GEM from the operation of the planned casino in Michigan. GEM’s members equally funded an initial deposit of $500,000 and the remainder becomes due once project financing is obtained. If not paid by January 1, 2008, then payments of $25,000 per quarter are to be credited against the remaining unsecured commitment. Green Acres has no rights in or to GEM, its ownership, assets of income, except as may be allowed by judgment execution remedies. GEM has been in discussion with lenders to arrange an add-on financing security as part of the overall project financing transaction to fund the balance of the Green Acres purchase price. If obtained, the add-on debt security will be an obligation of GEM and will not be part of the overall casino development cost. A default of the agreement will include GEM’s failure to make any payment when due, within the defined grace period. Upon default of payment by GEM, Green Acres is entitled to immediate payment of the balance due. The remaining obligation of $9.5 million, although unsecured, was recorded as a long-term liability once the management agreement between GEM and the Michigan tribe was approved in December 2007.
The closest competition to the proposed Michigan project is located in Detroit, approximately 100 miles from the Battle Creek area and the recently opened Four Winds Casino in the New Buffalo, Michigan area, approximately 100 miles south of the Huron location. The Gun Lake tribe is also planning a casino development in Wayland, Michigan, approximately 90 miles northwest of our site. The Gun Lake development lacks a gaming compact with the state, a requirement for conducting Las Vegas-style casino gaming, and is the subject of a court injunction prohibiting continued development until environmental impact concerns are addressed. FireKeepers Development Authority market studies and development efforts have taken into account the impact of the existing and proposed facilities.
In February 2002, following our acquisition of our then-partner’s interest in the Michigan project, we entered into an investor agreement with RAM Entertainment, LLC, whereby RAM was admitted as a 50% member in our Michigan joint venture in exchange for providing a portion of the necessary funding for the development of the project. Accordingly, RAM loaned us $2,381,260, which we used to retire an outstanding loan. The loan is secured by our income from our Delaware joint venture.
As of December 31, 2007 total advances to or on behalf of the Michigan tribe, related to reimbursable development costs, were $14,250,814 ($11,461,399 funded by Full House Resorts and $2,789,415 by RAM). Effective December 14, 2007, following the land being taken into trust and final approval of the management contract from NIGC, RAM exercised its right to convert the aforementioned loan into a $2,000,000 capital contribution in, and a $381,260 loan to, GEM. In addition, interest payable in the amount of $611,718, previously due on the original promissory note, was also converted into a loan to GEM. Pursuant to the parties’ agreement, the balance of the original note payable ($992,979) is an obligation solely of GEM and will mature no sooner than two years after the opening of the casino.
Northern Cheyenne Tribe—Decker, Montana
On March 7, 2005, we signed a letter of intent with the Northern Cheyenne Tribe of Montana to explore gaming and other economic development. In May 2005, we signed a development agreement and in January 2006 we signed a revised gaming management agreement for the development and management of a site held in trust for the tribe in the Tongue River Reservoir area. The management agreement provides for a management fee of 30% of revenues net of prizes and operating expenses. Plans are for a 25,000 square foot facility housing 250 gaming devices and related amenities. The proposed site for this project is on land, which although held in trust for the tribe, must be approved by the Secretary of the Interior and the Governor of Montana, pursuant to the Indian Gaming Regulatory Act. We commenced the environmental review to comply with the National Environmental Policy Act (“NEPA”) and have requested NIGC approval of the management agreement. The tribe is also holding discussions with the Governor of Montana to extend and expand the gaming compact existing with the State of Montana to include the Tongue River Reservoir site. The environmental assessment was completed in the second quarter of 2007 and submitted for approval. Following acceptance of the environmental assessment, the BIA will issue a Finding of No Significant Impact on the environment. We currently expect the casino to open in the third quarter of 2009.

Discontinued Projects
Nambé Pueblo Indian Tribe—Santa Fe, New Mexico
In January 2008, we became aware that the Nambé Pueblo tribal council received a presentation from another developer for the development of a multi-use economic development including a truck stop, convenience store and retail space, which would also include a small slot parlor. In February 2008, we received notice that the Nambé Pueblo tribal council had formally approved the smaller development, effectively terminating the business relationship with Full House. As a result, the Company has recorded an impairment loss of $207,534 related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $655,178, but no formal agreement has been reached.
Hard Rock Casino, Biloxi, Mississippi
In November 2002, we entered into a termination agreement with Hard Rock Café International with respect to licensing the rights to develop a Hard Rock Café-themed casino and hotel in Biloxi, Mississippi. We received $100,000 in exchange for relinquishing any right we had to prevent Hard Rock from entering into any other licensing agreements in Mississippi prior to the original contract termination date of November 20, 2003, and we also sold the land we previously acquired in connection with the proposed development. Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period for annual fees of $100,000 or 10% of the licensing fees, whichever is greater. During 2003, and within the one-year period, Hard Rock executed a new licensing agreement and our consulting fees become payable upon opening of the facility, which was originally scheduled for September 1, 2005. However, on August 29, 2005, Hurricane Katrina devastated the Mississippi Gulf Coast, causing substantial damage to the Hard Rock Casino facility. The Hard Rock casino project eventually opened in the summer of 2007, and accordingly, we recognized one-time revenues of $283,554 related to the termination of the consulting agreement in the second quarter of 2007.
Navajo Nation—New Mexico
Discussions with the executive director of the Navajo Nation during the fourth quarter of 2007 have indicated that our site is not one currently being considered by the Nation for gaming activities, and the Nation intends to develop its gaming operations without the services of a gaming developer. As a result, we have discontinued our pursuit of this project and we have recorded an impairment loss of $200,000 related to previously capitalized contract rights. The land held for the development of this project is now included in other assets as of December 31, 2007, and it is management’s intention to sell the land as soon as possible.
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
Delaware Regulatory Matters
As the owner of at least 10% of the management company operating video lottery machines in Delaware, we are subject to approval under the Delaware Video Lottery Code in order for our Delaware joint venture to maintain its license to manage the video lottery location of the Harrington Casino. That law authorized the ownership and operation of video lottery machines, as defined in the law and commonly known as slot machines, by the State Lottery Office through certain licensed agents, including our Delaware joint venture.
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
In May 2006, we adopted a compliance plan and appointed a compliance committee consisting of Ken Adams (Chair), Carl Braunlich (Director), Kathleen Caracciolo (Director) and Mark Miller (CFO), in accordance with Nevada Gaming Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.
Indian Gaming
Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, (the “Regulatory Act’) is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations.
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

The Regulatory Act also regulates Indian gaming and management agreements. The NIGC must approve management agreements and collateral agreements, including agreements like promissory notes, loan agreements and security agreements. A management agreement can be approved only after determining that the contract provides for:
•	adequate accounting procedures and verifiable financial reports, copies of which must be furnished to the tribe;
•	tribal access to the daily operations of the gaming enterprise, including the right to verify gross revenues and income;

•	minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs;

•	a ceiling on the repayment of such development and construction costs; and

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
During the 109th Congress, bills were introduced in both the Senate and House of Representatives which, if enacted, substantially curtail the ability of Indian tribes to conduct gaming on lands which were not held in trust as of the date of passage of the Indian Gaming Regulatory Act (“IGRA”), October 17, 1988. While neither bill passed, the Secretary of the Interior has recently announced his intention to review the regulations applicable to that section of the IGRA. Any change in such regulations may restrict, further limit or increase the costs and timing of finding land suitable for Indian gaming.
Costs and Effects of Compliance with Environmental Laws
In order to have land taken into trust or otherwise be approved for use by an Indian tribe for gaming purposes by the BIA, as a federal agency, the BIA is required to comply with NEPA. Likewise, in order for the NIGC to approve a management agreement for us to manage an Indian gaming casino as required by the Indian Gaming Regulatory Act, the NIGC, as a federal agency, is required to comply with NEPA. For these purposes NEPA requires a federal agency to consider the effect on the human, physical and natural environment of a development project as part of its approval process. Compliance with NEPA begins with conducting an environmental assessment, which considers the factors identified in NEPA, as implemented by the Council on Environmental Quality, and determines whether the development will cause a significant impact on the environment. If not, the federal agency may issue a finding of no significant impact (“FONSI”). If the federal agency determines the development project may cause a significant impact on the environment, then it will conduct a further study resulting in an environmental impact statement, which considers all impacts on the environment and what can be done to mitigate those impacts. Since this constitutes action by a federal agency, any of these determinations can be the subject of litigation as was commenced by Citizens Exposing the Truth About Casinos with respect to the Michigan project, which is described below under the heading “Legal Proceedings.”
As previously reported, an environmental impact statement was prepared by the BIA reviewing the impacts caused by the proposed Nottawaseppi Huron Band of Potawatomi casino project in Michigan. This effort is conducted by environmental engineers and those in related fields whose services are compensated by the proponent of the project. In this case, pursuant to our agreement with the Michigan tribe, we are advancing these costs subject to the tribe’s agreement to reimburse these and other costs related to the development project from the proceeds of the casino once open. The environmental impact statement was finalized in August 2006 and the BIA issued a record of decision in September 2006.
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

Of the nine casinos currently operating in the Fallon, Nevada market, we compete principally with three other casinos that are comparable to Stockman’s in size and the number of gaming machines. At December 31, 2007, Stockman’s share of the Fallon casino market is approximately 23%. There can be no assurance that any growth in Fallon’s current gaming capacity will not adversely affect our financial condition or results of operations.
The closest competition to the proposed Michigan project is located in Detroit, approximately 100 miles from the Battle Creek area and the recently opened Four Winds Casino in the New Buffalo, Michigan area, approximately 100 miles south of the Huron location. The Gun Lake tribe is planning a casino development in Wayland, Michigan, approximately 90 miles northwest of our site. The Gun Lake development lacks a gaming compact with the state, a requirement for conducting Las Vegas-style casino gaming, and is the subject of a court injunction prohibiting continued development until environmental impact concerns are addressed. FireKeepers Development Authority market studies and development efforts have taken into account the impact of the existing and proposed facilities.
The Harrington Casino is one of three facilities currently operating in Delaware. The facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland would have a negative impact on the facility. The magnitude would depend on both the form of gaming that is authorized, and the locations of competing facilities.
The Maryland legislature has considered numerous gaming proposals over the past several legislative sessions, but none has been enacted. Certain groups believe the current administration is more favorably inclined toward gaming, which has led to increased pressure to allow some form of casino-type gaming in the state. There is currently pending in committee a House Bill to regulate video lottery terminals which is subject to a referendum in November 2008 for voter approval. We cannot gauge the impact of gaming in Maryland, if it is allowed, until the nature, type and extent of gaming is defined.
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
Development of new casinos is subject to many risks, some of which we may not be able to control — The opening of our proposed gaming facilities will depend on, among other things, obtaining adequate financing, the completion of construction, hiring and training of sufficient personnel and obtaining all regulatory licenses, permits, allocations and authorizations. The number of the approvals by federal and state regulators and other authorities needed to construct and open new gaming facilities is extensive, and any delay in obtaining or the failure to obtain these approvals could prevent or delay the completion of construction or opening of all or part of the gaming facilities or otherwise adversely affect the design and features of the proposed casinos.
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
We have a limited base of operations — Our principal operations currently consist of the Stockman’s Casino and the management of one facility in Delaware, the Harrington Casino. These limited sources of income, combined with the potentially significant investment associated with any new managed facilities, may cause our operating results to fluctuate significantly. Additionally, delays in the opening of any future casinos or our failure to open a new casino could also significantly adversely affect our profitability. Future growth in revenues and profits will depend on our ability to increase the number of our owned and managed casinos and facilities or develop new business opportunities. We may be unable to successfully acquire, develop or manage any additional casinos or facilities.
We will need additional capital to fund development projects and pursue additional gaming opportunities — We are obligated to arrange for up to $18 million in financing in connection with the Northern Cheyenne Tribe project and additional financing for the Michigan tribe project. We may be unable to arrange the required additional financing on acceptable terms or at all. An inability to raise funds when needed might require us to delay, scale back or eliminate some of our planned expansion and development goals, and might require us to cease operations entirely.
We have limited recourse against tribal assets — Development of our gaming opportunities will require us to make, arrange or guarantee substantial loans to tribes for the construction, development, equipment and operations of the relevant casino. We also make advances to tribes in connection with our development and management agreements. Our only recourse for collection of indebtedness from, and repayment of advances to, a tribe or money damages for breach or wrongful termination of such agreements is from revenues, if any, from prospective casino operations. Under our management agreements, the repayment of our loans made to a tribe and other distributions due from a tribe (including management fees) is subordinated in favor of other obligations of the tribe to other parties related to the casino operations. Accordingly, in the event of a default by a tribe under such obligations, our loans and other claims against the tribe will not be repaid until such default has been cured or the tribe’s senior casino-related creditors have been repaid in full. In addition, because we have not yet filed financing statements to perfect our security interest in the net revenues from the proposed casinos, the repayment of our loans and advances made to a tribe and other distributions due to us from a tribe may also be subordinated in favor of other creditors.
The Indian tribes have sovereign powers and we may be unable therefore to enforce remedies against them — The tribes with which we have agreements are independent governments that have rights to tax persons and enterprises conducting business on their lands. They also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their tribal lands. As a sovereign power, Indian tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by the U.S. Congress. Thus, state laws generally do not apply to tribes or to activities taking place on tribal lands. In the absence of a conflicting federal or properly authorized state law, tribal law governs. Unless another law is specified, contracts with the tribes are governed by tribal law (and not state or federal law). In our agreements with these tribes, we generally have agreed that state law will govern the rights and obligations under these agreements. However, such provisions may be unenforceable particularly with respect to remedies against collateral located on tribal lands and they offer no protection against third-party claims against the collateral. If such provisions are determined to be unenforceable, then we may be unable to recover any amounts loaned or advanced to the tribes.
The waiver of sovereign immunity and jurisdiction provisions in our agreements may not be enforceable and thus we may be further limited in recourse with respect to Indian tribes and their assets — Indian tribes enjoy sovereign immunity from un-consented suit similar to that of the states and the United States. In order to sue them (or one of their agencies or instrumentalities), the tribe must have clearly and explicitly waived its sovereign immunity with respect to the matter in dispute. The various Indian tribes that are parties to our management, development and related agreements have granted a limited waiver of their sovereign immunity only to the extent of providing for binding arbitration, judicial review, and enforcement of any arbitration award in any court of competent jurisdiction. In the event that the waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against the tribes.

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
We are dependent on our key employees and may not find suitable replacements if our key personnel are no longer available to us — If any or all of our key employees were to terminate their relationship with us then we may be unable to find suitable replacements to manage our operations. We entered into employment agreements with certain key employees. We entered into two-year agreements with Andre Hilliou, Chief Executive Officer and Mark Miller, CFO; and entered into a one-year agreement with Wes Elam, Sr. VP of Operations. We also have a consulting agreement with Lee Iacocca, one of our directors. However, if we were to lose the services of Mr. Iacocca, our marketing and development efforts may be adversely affected. The loss of the services of any of our key personnel or our inability to hire or retain qualified personnel would make it difficult for us to implement our business plan.
The gaming industry is subject to many risks, including adverse economic and political conditions and changes in the legislative and land use regulatory climate — Similar to investment in other entertainment enterprises, adverse changes in general and local economic conditions may adversely impact investments in the gaming industry. Examples of economic conditions subject to change include, among others:
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

Our management agreements for gaming facilities are of limited duration — We currently have management agreements with two tribes and one commercial entity to operate gaming facilities. Our management agreement for the Harrington Casino in Delaware ends in August 2011. With respect to our management agreements for the proposed Indian gaming facilities, we are prohibited by law from having an ownership interest in any casino we manage for an Indian tribe. Federal law limits the term of management agreements with Indian tribes to seven years. If a management agreement is not renewed, then we will lose the revenues from that agreement which would negatively affect our results of operations.
We may be unable to successfully compete with other gaming activities — The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; Internet gaming; and card rooms. Our Delaware operations, Stockman’s Casino and the Indian-owned casinos that we are trying to develop and operate, compete or will compete, as the case may be, with all these forms of gaming, and any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Our operations may be unable to successfully compete with new or existing gaming operations within the vicinity of our operations or with gaming operations available on the Internet.
We have pledged some of our assets as collateral — In connection with our acquisition of Stockman’s Casino, we pledged all of the capital stock and assets of Stockman’s Casino to the Nevada State Bank in connection with $16 million of debt financing. If we are unable to generate sufficient cash flow to make payments under one or both of these loans, then the lender or lenders will be able to foreclose on these assets, and we may be required to scale back or curtail operations. In the event of liquidation, these lenders would have priority over our stockholders.
Our current and future credit agreements impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed — Our reducing revolving loan agreement with Nevada State Bank contains customary events of default and restrictive covenants that require us to maintain specified levels of performance and financial ratios at our Stockman’s subsidiary and prohibit us from taking certain actions without satisfying the financial tests or obtaining the consent of the lenders. Additionally, the obligations are secured by all of the capital stock and assets of our Stockman’s subsidiary. The prohibited actions for Stockman’s include, among other things:
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
Adverse changes in discretionary consumer spending would decrease our gaming revenues — The gaming industry is heavily dependent on discretionary consumer spending patterns. Our business is sensitive to numerous factors that affect discretionary consumer income, including adverse general economic conditions, changes in employment trends and levels of unemployment, increases in interest rates, acts of war, terrorist or political events, a significant rise in energy prices or other events or actions that may lead to a decrease in consumer confidence or a reduction in discretionary income. Declines in consumer spending within the gaming industry, especially for extended periods, could have a material adverse effect on our business, financial condition and results of operations.
Naval Air Station Fallon is a significant part of the economy of Fallon, Nevada, the site of Stockman’s Casino — Stockman’s Casino is located in Fallon, Nevada, which is the location of Naval Air Station Fallon, the home of the Naval Strike and Air Warfare Center. The naval base is an important employer in the region and accounts for a significant part of the economy. Any future decrease of operations or closure of the naval base would have a negative impact on the region’s economy, and in turn the future financial performance of Stockman’s Casino and our results of operations.

We will need to make substantial financial and manpower investments in order to assess our internal controls over financial reporting, and our internal controls over financial reporting may be found to be deficient — Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission require us to include a management assessment in our Annual Report on this Form 10-KSB for our fiscal year ended December 31, 2007 and an auditor attestation beginning the following fiscal year.
We have incurred costs of $304,062 in partially implementing and responding to these requirements through December 31, 2007. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and, if necessary, possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We have incurred additional costs in order to implement new accounting and software systems during the first quarter of 2008. We may be required to hire additional personnel and to use outside legal, accounting, and advisory services as we pursue completion of this effort. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal controls over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, then we may be required to change our internal controls over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements, causing our stock price to decline. We currently have four persons in our finance department. This limited number of staff will make it harder for us to comply with Section 404 and consequently a loss of any of our finance staff members will adversely affect our ability to comply with Section 404.
Inability to obtain and maintain necessary approvals from various gaming regulators will limit our expansion and our operations — Our operations and proposed expansion depend on our ability to obtain and maintain regulatory approvals with various gaming regulators. We must maintain licenses from the Nevada Gaming Commission in connection with our Stockman’s Casino. Our management agreements with the Michigan tribe and the Northern Cheyenne Tribe and any future management agreements we enter into with Indian tribes are subject to approval by the NIGC. In addition, in order to conduct Class III Gaming, which includes typical Las Vegas style games, as defined by the Indian Gaming Regulatory Act, a tribe must have entered into a gaming compact with the state in which the casino is to operate, which has been approved by the NIGC. The Northern Cheyenne Tribe’s gaming compact with the State of Montana was set to expire in June 2007. In April 2007, the tribe extended the existing agreement with the State of Montana, while continuing negotiations on a new Class III Gaming compact, which shall continue in effect until June 3, 2017, or until a new Class III compact is signed by the State and the tribe, whichever comes first. Since the existing Compact does not apply to our site, if the Northern Cheyenne Tribe is not able to successfully negotiate a Class III Gaming compact with the State of Montana, we will be unable to develop the proposed casino and recover the expenses we have already incurred in pursuing this project.
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
The proposed site for the Northern Cheyenne Tribe project requires approvals before development on the land can begin — The site for the Northern Cheyenne Tribe project must be approved for gaming by the Secretary of the Interior with the consent of the Governor of Montana. If the Northern Cheyenne Tribe’s gaming compact with the State of Montana is not extended to include the site or a satisfactory site for the project is not approved, then we will be unable to develop the proposed casino and recover the expenses we have already incurred pursuing this project.
Our management agreements with the various tribes are subject to governmental or regulatory modification — The NIGC has the power to require modifications to Indian management agreements under some circumstances or to void such agreements or secondary agreements, including loan agreements, if we fail to obtain the required approvals or to comply with the necessary laws and regulations. While we believe that our management agreements and related secondary documents meet the applicable requirements, the NIGC has the right to review each of these agreements and has the authority to reduce the term of a management agreement or the management fee or otherwise require modification of the management agreements and secondary agreements. Such changes would negatively affect our profitability.

The rate of taxation on gaming profits may not be predictable — The legislatures in the various states in which we operate commercial casinos have the authority to set gaming tax rates. These state legislatures may revise their gaming taxes at any time and increase the tax rates applicable to our casinos. The compacts between the states and the tribes contain provisions with respect to fees due to the state from gaming facilities and these fees may be increased upon renewal of the compact. Additionally, from time to time, certain federal legislators have proposed the imposition of federal tax on gaming revenues. Any increase in tax rates or imposition of new taxes on gaming operations applicable to our casinos either at the state or federal level, or both, could materially adversely affect our financial condition or results of operations.
Our controlling stockholder has significant influence over management — Mr. Michael Paulson, our controlling stockholder, beneficially owns (individually and as trustee of the Allen E. Paulson Living Trust) approximately 17% of our outstanding shares of common stock and our other executive officers and directors collectively beneficially own an additional 10.2% of our outstanding shares of common stock. As a result, our controlling stockholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, new securities issuances, mergers and acquisitions and any amendments to our by-laws or charter. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. Our stockholders may be deprived of an opportunity to receive a premium for their shares as part of a sale of our company and it may negatively affect the market price of our common stock. When voting on such matters, our controlling stockholders’ interests may conflict with that of other stockholders.
We have the right under our amended and restated charter to redeem our capital stock under certain circumstances — One of the requirements of gaming licenses in Nevada is that our directors, officers and those who own specified percentages of our capital stock must meet eligibility requirements for licenses. In order to ensure compliance with regulatory requirements in Nevada, our amended and restated certificate of incorporation allows us to repurchase shares of our capital stock from any stockholder if continued ownership of those shares by that stockholder would jeopardize any gaming license, approval, franchise, consent or management agreement held by us or any of our subsidiaries. Payment of the redemption price may be made by an unsecured promissory note. This redemption will apply even if the stockholder would not have chosen to sell the stock at such time.
There are trading risks for low priced stocks — The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.
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
Our stock price may be volatile because of factors beyond our control and you may lose all or a part of your investment — The market price of our common stock has been volatile in recent years. The market price of our common stock could be subject to significant fluctuations after this offering and may decline below the offering price. Any of the following factors could affect the market price of our common stock:
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
Our common stock is thinly-traded — For most of our history our common stock has been thinly-traded, both privately and on the various exchanges on which it has been listed, making it difficult for stockholders to sell shares of our common stock at a predictable price or at all. The volatility in the market price of our common stock may cause stockholders to encounter significant short term variations in the market price of the stock on account of factors beyond our control.

EMPLOYEES
As of January 1, 2008, we have ten full-time corporate employees, four of whom are executive officers and an additional two are senior management. Our Delaware joint venture has approximately 478 full-time employees, and our Stockman’s Casino has approximately 140 full-time employees. Management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.
Item 2. Description of Property.
Stockman’s, a wholly owned subsidiary, owns the site on which Stockman’s Casino operates in Fallon, Nevada. Stockman’s has approximately 8,400 square feet of gaming space with approximately 260 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. Until February 20, 2008, the facility included a Holiday Inn Express, which has 98 guest rooms, indoor and outdoor pools, sauna, fitness center, meeting room and a business center. Management considers Stockman’s Casino to be in good condition and well maintained. The loan agreement is guaranteed by Stockman’s and is secured by a pledge of the stock and the assets of Stockman’s. The loan from the Seller is secured by a second interest in the real estate of Stockman’s Casino
Until December 2006, when the land was taken into trust by the United States for the benefit of the Nottawaseppi Huron Band of Potawatomi, our Michigan joint venture owned an eighty-acre parcel of land outside Battle Creek, Michigan which is intended to be a future gaming development site for the Michigan project.
Full House Resorts owns a twelve-acre parcel in McKinley County, New Mexico which was previously intended to be a future gaming development site for the Manuelito project. Since this project has been discontinued, it is management’s intention to sell the land.
We lease the office space in Las Vegas, Nevada pursuant to a lease which has recently been amended. Effective April 1, 2007, we occupy approximately 3,600 square feet of office space in the same location we have occupied for the past several years. The lease agreement expires April 1, 2010.
Item 3. Legal Proceedings.
We have a management agreement with the Michigan tribe for the development and operation of a casino which was approved by the NIGC on December 14, 2007. As described below there were two appellate court rulings decided in our favor during 2007.
A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos or TOMAC in Ingham County Circuit Court, Michigan. The lawsuit challenged the constitutionality of the approval process of four gaming compacts between the State of Michigan and Indian tribes, including the Michigan tribe. On May 30, 2007, the Michigan Supreme Court issued a final decision upholding the validity of the compacts and an amendment to one of the compacts by another tribe.
On August 30, 2002 Citizens Exposing Truth About Casinos or CETAC filed a complaint in United States District Court for the District of Columbia, seeking to prevent the part of land selected for the Michigan project from being taken into trust. Following a settlement of all but one of the issues in the case in September 2006, on July 3, 2007, the Court of Appeals for the DC Circuit ruled in our favor on the last remaining issue and dismissed the complaint. No further appeal was taken or is now allowed.
Accordingly, as of December 31,2007, there are no legal proceedings currently pending or threatened involving the Company or any subsidiary.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
(a) Market Information
Our common stock was listed by The Nasdaq SmallCap Market under the symbol FHRI until April 17, 2001. Thereafter, the stock began trading on the OTC Bulletin Board. On July 28, 2005, our stock began trading on the American Stock Exchange under the symbol FLL. In conjunction with the purchase of Stockman’s we issued 7,100,000 shares of common stock and raised $23,075,000 in December 2006. The total number of shares increased from 11,008,380 to 18,108,380 as a result of this fund-raising. The proceeds were used to partially fund the acquisition of Stockman’s, to pay an accrued dividend to holders of the Series 1992-1 Preferred stock and for general corporate purposes. Subsequently the holders of the Series 1992-1 Preferred converted the security into common shares. Set forth below are the high and low sales prices of the common stock as reported on the OTC Bulletin Board and the American Stock Exchange for the periods indicated:

	High	Low
Year Ended December 31, 2007
First Quarter	$4.70	$3.40
Second Quarter	4.10	3.35
Third Quarter	4.00	2.75
Fourth Quarter	3.21	2.00

Year Ended December 31, 2006
First Quarter	$3.70	$2.55
Second Quarter	3.60	3.10
Third Quarter	3.92	3.05
Fourth Quarter	3.86	3.10
The OTC Bulletin quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 25, 2008, the last sale price of the Common Stock as reported by the American Stock Exchange was $1.39.
(b) Holders
As of December 31, 2007, we had approximately 140 holders of record of our common stock. We believe that there are over 800 beneficial owners.
(c) Dividends
On December 18, 2006, we declared the accrued dividends on our preferred stock which were payable since issuance, and paid the dividend totaling $3,042,084 in January 2007. In conjunction with the equity offering in December 2006, the holders of the outstanding shares of our Series 1992-1 Preferred Stock converted all of the shares into shares of our common stock in January 2007 on a one share-for-one share basis in accordance with their conversion right. As of December 31, 2007 there were no preferred shares issued or outstanding.
We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and payment of preferred stock dividends and, accordingly, do not anticipate paying any cash dividends on our common stock in the near future.
(d) Securities authorized for issuance under equity compensation plans
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) which were approved by our stockholders and under which our equity securities are authorized for issuance. We do not have any equity compensation plans which were not approved by our stockholders.

Equity Compensation Plan Information
Number of securities		Number of securities
to be issued upon	Weighted-average	remaining available
exercise of outstanding	exercise price of	for future issuance
options, warrants and	outstanding options,	under equity
rights	warrants and rights	compensation plans
75,000	$2.25	2,000

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, a Nevada corporation, which operates Stockman’s Casino and, until February 21, 2008 (see below), Holiday Inn Express in Fallon, Nevada. The purchase price of $28.1 million (including acquisition costs of $659,846 and $730,812 for the right to adjust the tax basis of the assets acquired) was funded, with a combination of cash on hand, proceeds from our December 2006 equity offering, a $16 million reducing revolving loan from Nevada State Bank and a promissory note to the seller in the approximate amount of $1.25 million. We borrowed $16,000,000, the maximum amount permitted to be outstanding under the reducing revolving loan, which now decreases by $312,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate, which is 7.41% per annum as of the purchase date, adjusts annually based on the funded debt to EBITDA ratio of our Stockman’s subsidiary with adjustments based on the five year LIBOR/Swap rate occurring every five years. The loan agreement is guaranteed and secured by a pledge of the stock and the assets of our Stockman’s subsidiary. The loan from the seller is payable in monthly installments for 60 months, bears interest at 7.44% per annum and is secured by a second interest in the real estate of Stockman’s Casino.
On October 1, 2007, we entered into an agreement to sell the Holiday Inn Express (the Agreement). Under the terms of the Agreement, the buyer agreed to purchase the real property, building, improvements and personal property comprising the hotel operations for $7.2 million. On February 20, 2008, the sale was consummated and we received net cash proceeds of approximately $7.0 million, which we used to reduce debt.

In April 2004, the Nambé Pueblo signed a letter of intent to negotiate a management agreement with us for a proposed casino to be built approximately 15 miles north of Santa Fe, New Mexico. In January 2008, we became aware that the Nambé Pueblo tribal council received a presentation from another developer for the development of a multi-use economic development including a truck stop, convenience store and retail space, which would also include a small slot parlor. In February 2008, we received notice that the Nambé Pueblo tribal council had formally approved the smaller development, effectively terminating the business relationship with Full House. As a result, the Company has recorded an impairment loss of $207,534 related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $655,178, but no formal agreement has been reached.
On February 20, 2005, the Manuelito Chapter of the Navajo Nation selected us to develop and manage a gaming facility near Gallup, New Mexico. Discussions with the executive director of the Navajo Nation during the fourth quarter of 2007 have indicated that our site is not one currently being considered by the Nation for gaming activities, and the Nation intends to develop its gaming operations without the services of a gaming developer. As a result, we have discontinued our pursuit of this project and have written off our capitalized expenditures to date of approximately $200,000. The land held for the development of this project is now included in other assets as of December 31, 2007, and it is management’s intention to sell the land as soon as possible.
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
Because our right to recover our advances and development costs with respect to Indian gaming projects is limited to the future net revenues of the proposed gaming facilities, we evaluate the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian project. This process includes (1) determining the financial feasibility of the project assuming the project is built, (2) assessing the likelihood that the project will receive the necessary regulatory approvals and funding for construction and operations to commence, and (3) estimating the expected timing of the various elements of the project including commencement of operations. When we enter into a service or lending arrangement, management has concluded, based on feasibility analyses and legal reviews, that there is a high probability (typically 90%) that the project will be completed and that the probable future economic benefit is sufficient to compensate us for our efforts in relation to the perceived financial risks. In arriving at our initial conclusion of probability, we consider both positive and negative evidence. Positive evidence ordinarily consists not only of project-specific advancement or progress, but the advancement of similar projects in the same and other jurisdictions, while negative evidence ordinarily consists primarily of unexpected, unfavorable legal, regulatory or political developments such as adverse actions by legislators, regulators or courts. Such positive and negative evidence is reconsidered at least quarterly. No asset, including notes receivable or contract rights, related to an Indian casino project is recorded unless it is considered probable that the project will be built and will result in an economic benefit sufficient for us to recover the asset.

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
The development phase of each relationship commences with the signing of the development and management agreements and continues until the casinos open for business. Thereafter, the management phase of the relationship, governed by the management contract, continues for a period of up to seven years. We make advances to the tribes, which are recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management agreement, we typically earn a management fee calculated as a percentage of the net operating income of the gaming facility. In addition, repayment of the loans and our management fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:
•	a certain minimum monthly priority payment to the tribe;

•	repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon;

•	repayment of various debt with interest accrued thereon, if any, due to us;

•	management fee to us;

•	other obligations; and

•	the remaining funds distributed to the tribe.
Notes receivable
We account for our notes receivable from and management agreements with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity is terminated prior to completion, we generally retain the right to collect our reimbursable advances in the event of completion by another developer. Because the stated rate of the notes receivable alone is not considered commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is bifurcated and either recorded as an intangible asset (contract rights) or expensed as period costs of retaining such rights if the rights were acquired in a separate unbundled transaction.
Subsequent to its effective initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, using typical market discount rates for prospective Indian casino operations, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approvals and other factors previously noted. The notes receivable will not be adjusted to an estimated fair value that exceeds the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations.

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
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our Indian casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III Gaming devices, table games, and poker tables, and the related estimated win per unit per day. We estimate an average daily win per unit of $326 on approximately 2,610 units for the first year of operation for our Michigan project. For the second through fifth year of operations, we estimate that our cash flow from management fees from the Michigan project will increase 4% to 10% annually. Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flow greatly exceeds the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are five Northern Indiana riverboats whose published win per device per day has consistently averaged above $300, as compared to $210 used in our undiscounted cash flow analysis. Our Michigan project is also located approximately 120 miles west of Detroit and 100 miles northeast of another Michigan Indian casino project which is under construction near New Buffalo. Both were considered but not thought to be as directly competitive to our Michigan project as the northern Indiana riverboats.
Summary of long-term assets related to Indian casino projects
At December 31, 2007 and 2006, long-term assets associated with Indian casino projects stated at their estimated fair value are summarized as follows:

	2007	2006
Michigan project:

Notes receivable, tribal governments	$11,189,359	$10,258,202
Contract rights, net	14,625,969	4,687,997

	25,815,328	14,946,199

Other projects:

Notes receivable, tribal governments	$989,122	$737,580
Contract rights, net	135,164	472,188
Land held for development	—	130,000

	1,124,286	1,339,768

	$26,939,614	$16,285,967

As noted above, the Michigan project comprises the majority of long-term assets related to Indian casino projects. We have a management agreement with the Michigan tribe for the development and operation of a casino resort near Battle Creek, Michigan which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the tribe (without interest until the opening of the project and thereafter with interest at prime plus 5%) and a management fee equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees)) for a period of seven years. The terms of the management agreement were approved by the NIGC in December 2007. While the notes receivable may be repaid prior to commencement of operations which is our current expectation, if they are not, the repayment term is seven years, commencing 30 days from the opening of the project.

In arriving at the estimated opening date for the Michigan project, we considered the status of the following conditions and estimated the time necessary to obtain the required approvals, secure financing and complete the construction:
•	the tribe is federally recognized;

•	adequate land for the proposed casino resort has been placed in trust;

•	the tribe has a valid gaming compact with the State of Michigan;

•	the National Indian Gaming Commission has approved the management agreement;

•	the Bureau of Indian Affairs issued a record of decision approving the final environmental impact statement in September 2006; and

•	proposals for approximately $330 million of construction financing have been obtained and the completion of financing documentation is expected in mid 2008.
During the fourth quarter of 2007, we extended the estimated opening date for the Michigan casino from the first quarter of 2009 to the second quarter of 2009, based on unanticipated delays in the approval of GEM’s management agreement by the NIGC and revisions to the development schedule resulting from finalization of the construction manager’s contract. These estimates include a construction period of approximately 15 months (previously 12 months), which is based on the actual construction schedule contained in the construction manager’s gross maximum price contracts executed by the FireKeepers Development Authority in January. Also during the fourth quarter of 2007, the discount rate used in the determination of the fair value of the notes receivable related to the Michigan project was reduced from 18.5% in the third quarter of 2007, to 17.5%. The revised discount rate is based on the capital asset pricing model, and was adjusted to account for changes in current market conditions and a reduction in project-specific risk. The estimated inherent risk of the project has decreased due to the favorable resolution of the legal challenges that had resulted in significant previous delays and progress made in completing design drawings, and finalizing and executing the construction manager contracts. The combined impact of the changes in estimated opening date and change in the discount rate reduced the estimated fair value of the notes receivable related to the Michigan project by $337,533 in the fourth quarter.
During the third quarter of 2007, the estimated opening date for the Montana casino was extended from the fourth quarter of 2008 to the third quarter of 2009. There were no changes to the estimated opening date during the fourth quarter of 2007; however, the discount rate was increased from 20.0% in the third quarter of 2007, to 22.5%, due to an increase in project specific risk related to political volatility at the Tribal level during the quarter. The impact of the change in the discount rate decreased the estimated fair value of the notes receivable related to the Montana project by $21,286 in the fourth quarter.
On March 19, 2008, we announced that we are no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the Development Agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. Full House currently has advanced approximately $655,000 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, the Company will negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. However, the Company reserved for an impairment loss of $207,534 as of December 31, 2007 on the development contract rights pending a resolution with the Nambé Pueblo. The receivable from the Nambé tribe is now valued based on the present value of a five year collection period and a 21% discount rate. The collectability ultimately depends on what project the tribe develops. However, it appears the tribe would have the ability to pay based on the 200 slot travel center discussed.
Selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at December 31, 2007 and 2006, are as follows:

	2007	2006
Aggregate face amount of the notes receivable	$14,084,100	$13,652,328

Estimated years until opening of casino:
Michigan	1.50	1.75
Montana	1.75	1.75

Discount rate:
Michigan	17.5%	20.0%
Montana	22.5%	20.0%

Estimated probability rate of casino opening:
Michigan	96%	90%
Montana	80%	90%

If these notes are not repaid as expected prior to commencement of operations, the Montana loans have interest rates of prime plus 1% and Michigan is prime plus 5% during the repayment period. The Nambé Pueblo loans have interest rates of prime plus 2% during the repayment period.
Factors that we consider in arriving at a discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and discount rates produced by the widely accepted Capital Asset Pricing Model, or CAPM, using the following key assumptions:
•	S&P 500, average benchmark investment returns (medium-term horizon risk premiums);

•	Risk-free investment return equal to the 10-year average for 90-day Treasury Bills;

•	Investment beta factor equal to the average of a peer group of similar entities in the hotel and gaming industry; and

•	Project specific adjustments based on typical size premiums for “micro-cap” and “low-cap” companies.
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
At December 31, 2007 and 2006, the sensitivity of changes in the key assumptions related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

	2007	2006
• Discount rate increases 2.5%	$(347,790)	$(363,556)
• Discount rate decreases 2.5%	366,793	384,996
• Forecasted opening date delayed one quarter	(442,085)	(446,848)
• Forecasted opening date accelerated one quarter	460,273	467,687
• Forecasted opening date delayed one year	(1,666,260)	(1,709,700)
Amortization of gaming and contract rights is, or is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. Accordingly, we extended the amortization period in 2007 to reflect the revised anticipated opening date for the Michigan casino. These gaming and contract rights are held by us and are to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, they are not included in the calculation of the non-controlling interest in the subsidiaries.
Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of seven years, commencing 30 days from the opening of the project. As of December 31, 2007, we estimate the potential exposure resulting from a project never reaching completion is as follows:

December 31, 2007	Michigan	New Mexico	Montana	Other	Total
Notes receivable	$11,189,359	$487,270	$501,852	$—	$12,178,481
Contract rights	14,625,969	—	135,164	—	14,761,133
Land held for development	—	—	—	—	—

Total	$25,815,328	$487,270	$637,016	$—	$26,939,614

Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary or variable interest entity requiring consolidation and for the deconsolidation thereof. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, or deconsolidation thereof, we currently expect that SFAS No. 160 will not have an impact on our future financial position, results of operations and operating cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations, if any, once adopted.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets as to which the effective date is delayed one year. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that SFAS No. 157 and SFAS No. 159 will have on our future financial position, results of operations and operating cash flows.
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Operating revenues from continuing operations. For the year ended December 31, 2007, total operating revenues from continuing operations increased by $9,564,411 due to revenues generated by Stockman’s, which was acquired on January 31, 2007. In addition, Full House recognized one-time revenues of $283,554 in the second quarter of 2007, related to the termination of a consulting agreement with the Hard Rock casino in Biloxi.
Operating costs and expenses from continuing operations. For the year ended December 31, 2007, total operating costs and expenses increased $8,064,568 from $4,383,803 compared to the prior year, primarily as a result of Stockman’s operating expenses from continuing operations of $6,698,179 and an increase in employee-related expenses at the corporate level of $1,330,725 (See G&A below).
Project development costs. Project development costs decreased by $81,744 or 16.0% due to lower expenses related to new business development, and reduced expenses for the tribal projects primarily due to the bridge financing facility obtained by the Michigan tribe in the second quarter of 2007, which enabled the Michigan tribe to fund the majority of its project costs.
Selling, general and administrative expense. Selling, general and administrative expenses increased by $3,015,779 or 79.5% as compared to 2006. The increase is primarily due to $1,562,807 in expenses attributable to Stockman’s. In addition, employee-related expenses at the corporate level increased $1,330,725 from prior year primarily due to an increase in headcount, which resulted in a $166,141 or 17.5% increase in salaries, an increase of $563,743 or 55.7% in stock compensation, an increase of $411,747 or 126.7% in bonus expense, and an increase of $110,056 in vacation expense. Non-employee expenses at the corporate level increased $386,079 over prior year primarily due to an increase in accounting and auditing fees of $417,318, which included Sarbanes-Oxley project costs of $304,063.
Depreciation and amortization. Depreciation expense increased by $1,196,349 from $75,080 in the prior year primarily due to the acquisition of Stockman’s. Amortization of intangible contract rights decreased slightly from prior year due to an extension of the expected amortization period due to the revised estimated opening date of the Michigan project.

Operating gains (losses). For the year ended December 31, 2007, operating gains decreased by $836,108 or 15.1%. The decrease is primarily due to the net impact of the change in the discount rates and the estimated opening dates of the tribal projects which resulted in a decrease in unrealized gains of $838,281 or 50.0% from the prior year, primarily due to the Michigan project, compared to the same period in 2006 primarily. The decrease is also attributable to impairment losses related to the Navajo and Nambé gaming rights in the amount of $200,000 and $207,534 respectively. The decreases were partially offset by an increase in our share of income from the Delaware joint venture which increased $409,707 or 10.6%, over the prior year due, in part, to our restructured management contract with HRI.
Other income (expense). For the year ended December 31, 2007, other expenses increased by $423,991 from $101,210 as compared to 2006 due to interest expense related to the debt utilized to fund the Stockman’s acquisition. This increase was partially offset by the assumption of a $272,137 liability by the Michigan tribe under an amendment to the design contract.
Income taxes. For the year ended December 31, 2007, the effective income tax rate is approximately 40%, compared to 46% for the same time period in 2006. The decrease in the effective tax rate from the prior year is due primarily to share-based compensation expense related to restricted stock grants in 2007 and state income tax.
Income from discontinued operations. For the eleven months ended December 31, 2007, income from discontinued operations related to the Holiday Inn Express operation, which we contracted to sell on October 1, 2007. Net income from discontinued operations, net of tax, was $286,294 for the year.
Liquidity and Capital Resources
The Delaware joint venture and Stockman’s Casino operation are currently our primary sources of recurring income and significant positive cash flow. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We will continue to receive management fees as currently prescribed under the management agreement, with a minimum guaranteed growth factor of 5% per year over the previous year, with 2006 as the base. However, the minimum guaranteed growth factor in 2008 will be 8% to account for the opening of the facility expansion recently completed.
On a consolidated basis, for the fiscal year ended December 31, 2007, cash provided by operations increased $4,226,150 over the same period in 2006, primarily due to positive cash flows generated by the Stockman’s operation. Cash used in investing activities increased $7,854,489 from prior year primarily due to the acquisition of Stockman’s on January 31, 2007, partially offset by a reduction in advances to tribal governments. Cash used in financing activities increased $29,355,495 primarily due to an equity offering in 2006, which provided cash flow of approximately $21.5 million. In addition, during 2007 we had repayments of long-term debt of $4,794,378 and we paid preferred stock dividends of $3,042,084 in 2007.
At December 31, 2007, we had cash balances of $8.0 million and have prepaid our future debt requirements by approximately $4.1 million. As a result, we have availability on our Nevada State Bank credit facility of approximately $4.1 million. Our future cash requirements will include funding the remaining near and long-term cash requirements of our development expenses for the Huron, Northern Cheyenne and other projects, our selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s for $28.1 million, which included $659,846 of capitalized costs, plus $730,812 for the right to adjust the tax basis of the assets acquired. Stockman’s owns and operates Stockman’s Casino and, until February 20, 2008, the Holiday Inn Express in Fallon, Nevada. The transaction was financed with a portion of the net proceeds from our December 2006 stock offering, cash on hand, $16 million of debt secured by the capital stock and assets of Stockman’s and a $1.25 million promissory note to the seller of Stockman’s.
Long-term debt consists of a reducing revolving loan from Nevada State Bank. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $312,000 semiannually on January 1 and July 1, and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.41% per annum as of December 31, 2007, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years.

The loan agreement with Nevada State Bank also contains customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement limits the amount of distributions from and capital expenditures by Stockman’s. The loan agreement also provides for customary events of default including payment defaults and covenant defaults.
The promissory note payable to the seller of Stockman’s bears interest at 7.44% per annum, is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.
On February 20, 2008, we completed the sale of the Holiday Inn Express in Fallon, Nevada, for $7.2 million. Net proceeds from the sale were approximately $7.0 million which were applied to our revolving loan with Nevada State Bank, which reduced the balance on the loan to $3.9 million and increased our availability under the facility to approximately $4.8 million. In addition, future amortization requirements on the Nevada State Bank loan were reduced on a pro-rata basis and we have no required payments until January 2016.
Effective May 15, 2007, GEM acquired all of Green Acres’ interests in the casino project in Michigan for $10 million. GEM’s members equally funded an initial deposit of $500,000 and the remainder becomes due once project financing is obtained. If obtained, the add-on debt security will be an obligation of GEM and will not be part of the overall casino development cost. GEM will make quarterly payments of $25,000 to Green Acres, as defined in the agreement, beginning on January 1, 2008. A default of the agreement will include GEM’s failure to make any payment when due, within the defined grace period. Upon default of payment by GEM, Green Acres is entitled to immediate payment of the balance due. The remaining obligation of $9.5 million, although unsecured, was recorded as a long-term liability once the management agreement between GEM and the Michigan tribe was approved in December 2007.
In December 2007, RAM exercised its conversion option on its $2,381,260 loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the Michigan joint venture, and the loan balance of $381,260, plus $611,718 of accrued interest on the original loan, became a liability of GEM.
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
Indian casino projects
Because we have received proposals from several funding sources for our Indian casino projects, we expect to successfully arrange on behalf of the tribe third party funding for the construction stage of our Indian casino projects. However, if none of these proposals result in funding on acceptable terms, we believe that we could either sell our rights to one or more projects and land held, find a partner with funding, or abandon the project and have our receivables reimbursed from future tribal gaming operations, if any, developed by another party.
Presently, we do not generate sufficient internal cash flow to fund the construction phase of our Indian casino projects. If we were to discontinue development activities related to any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. The December 2007 balance of notes receivable from Indian advances have been discounted approximately $1.9 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued below the anticipated undiscounted cash flows from the management fees of the projects. Therefore, although the actual amount cannot be estimated at this time, we currently do not believe that the carrying value of our long-term assets related to tribal casinos has been impaired.

Our funding of the Michigan project and our liquidity are affected by an agreement with RAM Entertainment, LLC, the non-controlling, 50% owner of our Michigan joint venture. In February 2002, in exchange for funding a portion of the development costs, RAM advanced us $2,381,260, which was partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe, both of which had occurred as of December 31, 2007. Accordingly, in December 2007, RAM exercised its conversion option and $2.0 million of the original loan was converted into a capital contribution to the Michigan joint venture, with the remaining loan balance of $381,260, plus $611,718 of accrued interest becoming debt repayable solely from the Michigan joint venture. As stipulated in the original and amended investor agreements with RAM, once the management agreement was approved by the NIGC, development costs up to $12.5 million will be initially financed by RAM if financing from other sources is not available. Total projected development costs for the Michigan project are approximately $330 million, the majority of which are expected to be funded by third party financing obtained by the Michigan tribe. If the proposed casino is constructed, then forecasted revenues indicate that the underlying project will generate sufficient excess operating cash flow to repay or refinance the project development costs incurred by us on behalf of the Michigan tribe. If Michigan advances are not repaid as part of project financing, then our agreement with the Michigan tribe calls for repayment over the life of the management term of seven years with interest payable at prime plus 5%.
Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net revenues (defined effectively as net income before management fees) for seven years. The terms of our management agreement were approved by the NIGC in December 2007.
Effective May 15, 2007, GEM, our 50%-owned investee, entered into a purchase and sale agreement with Green Acres Casino Management, Inc., (“Green Acres”) to acquire all of Green Acres’ interests in the Michigan tribe’s FireKeepers Casino project. Quarterly payments in the amount of $25,000 will be paid by GEM, with the first installment being paid in January 2008.
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
In June 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. On March 19, 2008, the Company announced that it was no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the Development Agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. Full House currently has advanced approximately $655,000 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, the Company will negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. However, the Company recognized an impairment loss of $207,534 as of December 31, 2007 on the development contract rights pending a resolution with the Pueblo.
The receivable from the Nambé tribe is now valued based on the present value of a five-year collection period and a 21% discount rate. The collectability ultimately depends on what project the tribe develops. However, it appears the tribe would have the ability to pay based on the 200 slot travel center discussed.
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.

Other
As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, was postponed to the summer of 2007. Full House received a one-time cash payment of $283,554 in the second quarter of 2007, related to the termination of a consulting agreement with the Hard Rock casino in Biloxi, Mississippi.
On December 22, 2006, we declared a dividend of $3,042,084, equal to the amount of previously accrued and unpaid dividends, on the 700,000 outstanding shares of our Series 1992-1 Preferred Stock, which was paid in January 2007. Concurrent with payment of the dividends, the holders’ exercised their right to convert the preferred stock into common stock on a one-for-one basis and accordingly, as of January 2007, there are no preferred shares issued or outstanding and no future dividend payments are currently contemplated.
Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.
Our total outstanding variable rate debt of approximately $12.4 million at December 31, 2007, is subject to variable interest rates, which averaged 7.5% during the year. The applicable interest rate is based on a five-year LIBOR/Swap rate and therefore, the interest rate will fluctuate as the LIBOR lending rate changes. Based on our outstanding variable rate debt at December 31, 2007, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $123,940. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2007:

		Payments Due by Period
	Total	Less than 1	1 to 3 years	3 to 5 years	Thereafter
Operating leases	$482,921	$139,815	$299,458	$43,648	$—
Service contracts	66,936	57,672	9,264	—	—

Total	$549,857	$197,487	$308,722	$43,648	$—

Full House leases office space under a non-cancelable operating lease expiring on April 30, 2010. In March 2007, we entered into an agreement to lease office space at the current location, effectively extending the current lease for a period of three years, with an option to renew for an additional three years. Stockman’s leases include a five-year rental agreement of the new casino sign.
Item 7. Financial Statements.
The following financial statements are filed as part of this Report:
•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2007 and 2006;

•	Consolidated Statements of Operations for the years ended December 31, 2007 and 2006;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006;

•	Notes to Consolidated Financial Statements.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 8A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures — As of December 31, 2007, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Evaluation of Internal Control Over Financial Reporting — Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an audit report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report
Changes in Internal Control Over Financial Reporting — There have been no other changes to our internal control over financial reporting identified in connection with the evaluation required by the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e) for the small business issuers that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information.
None.
PART III

Item 9.	Directors, Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2008 and is incorporated herein by this reference.
Item 10. Executive Compensation.
The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors — Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated herein by this reference.

Item 13. Exhibits.

2.1
Assignment and Sale Agreement dated March 30, 2001 by and among GTECH Corporation, Dreamport, Inc., GTECH Gaming Subsidiary 2 Corporation, Full House Resorts, Inc., and Full House Subsidiary, Inc. (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 2001)

2.2
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

3.2
Certificate of Designation of Series 1992-1 Preferred Stock of Full House Resorts, Inc. (Incorporated by reference to Exhibit 3.2 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

3.3
Bylaws of Full House Resorts Inc. (As amended by Resolutions dated July 28, 1995, September 29, 1995, and November 24, 1997) (Incorporated by reference to Exhibit 3.3 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.1
Agreement dated as of November 18, 1996 by and among Green Acres Casino Management Company, GTECH Corporation, Gaming Entertainment (Michigan) LLC and Full House (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 1996)

10.2
Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 1996)

10.3
Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.4
Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.5
Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.6
Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.7
Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.8
Forbearance Agreement dated December 29, 2004 entered into between Full House and RAM Entertainment, LLC (Incorporated by reference to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 3, 2005)

10.9
Amendment to Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated May 31, 2005 (Incorporated by reference to Exhibit 10.62 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.10
Economic Development Agreement between Full House Resorts, Inc. and Northern Cheyenne Tribe dated May 24, 2005 (Incorporated by reference to Exhibit 10.63 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.11
Development Agreement by and among Pueblo of Nambé, Nambé Pueblo Gaming Enterprise Board and Gaming Entertainment (Santa Fe), LLC dated as of September 20, 2005 (Incorporated by reference to Exhibit 10.64 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.12
Security and Reimbursement Agreement by and among the Nambé Pueblo Gaming Enterprise Board, Gaming Entertainment (Santa Fe), LLC and the Pueblo of Nambé dated as of September 20, 2005 (Incorporated by reference to Exhibit 10.65 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.13
Revised and Restated Class III Gaming Management Agreement by and among, Pueblo of Nambé, Nambé Pueblo Gaming Enterprise Board and Gaming Entertainment (Santa Fe), LLC, dated as of December 10, 2005 (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 2 to Registration Statement on Form SB-2 (#333-136341) filed on October 27, 2006)

10.14
Class III Gaming Management Agreement between the Northern Cheyenne Tribe and Gaming Entertainment (Montana), LLC dated January 20, 2006 2005 (Incorporated by reference to Exhibit 10.67 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.15
Development Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated May 24, 2005. (Incorporated by reference to Exhibit 10.68 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.16
Security and Reimbursement Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated August 23, 2005. (Incorporated by reference to Exhibit 10.69 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.17
Management Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated June 12, 2006. (Incorporated by reference to Exhibit 10.70 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2006)

10.18
Loan Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.71 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.19
Security Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.72 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.20
Promissory Note by the Nottawaseppi Huron Band of Potawatomi dated November 3, 2002. (Incorporated by reference to Exhibit 10.73 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.21+	2006 Incentive Compensation Plan (Incorporated by reference to Appendix E to Full House’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 1, 2006)

10.22+	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to Full House’s Quarterly Report on Form 10-QSB as filed with the Commission on August 14, 2006)

10.23
Consulting Agreement dated September 25, 2006 between Full House and Lee Iacocca. (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 1 to Registration Statement on Form SB-2 (#333-136341) filed on September 27, 2006)

10.24
Letter Agreement dated May 19, 2006 with Joe Frazier. (Incorporated by reference to Exhibit 10.77 to Full House’s Amendment No. 2 to Registration Statement on Form SB-2 (#333-136341) filed on October 27, 2006)

10.25
Letter Agreement dated September 29, 2006 with William P. McComas. (Incorporated by reference to Exhibit 10.78 to Full House’s Amendment No. 2 to Registration Statement on Form SB-2 (#333-136341) filed on October 27, 2006)

10.26
Amendment to Letter Agreement with William P. McComas dated November 15, 2006. (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 3 to Registration Statement on Form SB-2 (#333-136341) filed on November 22, 2006)

10.27
Reducing Revolving Loan Agreement, dated January 31, 2007 between Full House Resorts, Inc. and Nevada State Bank. (Incorporated by reference to Exhibit 10.80 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.28
Reducing Revolving Promissory Note, dated January 31, 2007 by Full House Resorts in favor of Nevada State Bank. (Incorporated by reference to Exhibit 10.81 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.29
Promissory Note, dated January 31, 2007 by Full House Resorts in favor of The James R. Peters Family Trust Dated October 18, 2002. (Incorporated by reference to Exhibit 10.82 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.30
Purchase and Sale Agreement, dated May 15, 2007, between Gaming Entertainment (Michigan), LLC (“GEM”) and Green Acres Casino Management, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

10.31
Termination of Consulting Agreement, dated June 4, 2007, between Full House Resort, Inc., (“Consultant”) and Hard Rock Cafe International (USA), Inc. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

10.32
Management Reorganization Agreement, dated June 18, 2007 by Gaming Entertainment (Delaware), LLC (GED) and Harrington Raceway, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007)

10.33
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou (“Executive”). (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

10.34
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller (“Executive”). (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

10.35
Agreement of Sale and Purchase, dated October 1, 2007 between Stockman’s Casino, Inc. (“Seller”) and Dhillon Hospitality Management Inc. (“Purchaser”). (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 5, 2007)

21	List of Subsidiaries of Full House Resorts, Inc. *

23	Consent of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors a Professional Corporation *

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Executive compensation plan or arrangement

Item 14. Principal Accountant’s Fees and Services.
The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: March 26, 2008	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ J. MICHAEL PAULSON J. Michael Paulson,	March 26, 2008
Chairman of the Board

/s/ ANDRE M. HILLIOU Andre M. Hilliou, Chief	March 26, 2008
Executive Officer and Director
(Principal Executive Officer)

/s/ LEE A. IACOCCA Lee A. Iacocca, Director	March 26, 2008

/s/ KEN ADAMS Ken Adams, Director	March 26, 2008

/s/ CARL G. BRAUNLICH Carl G. Braunlich, Director	March 26, 2008

/s/ KATHLEEN CARACCIOLO Kathleen Caracciolo,	March 26, 2008
Director

/s/ MARK J. MILLER Mark J. Miller, Chief	March 26, 2008
Financial Officer
(Principal Financial and
Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Full House Resorts, Inc.
Las Vegas, NV:
We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Full House Resorts, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 26, 2008

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Current assets
Cash and equivalents	$7,975,860	$22,117,482
Accounts receivable, net of allowance of $20,000 in 2007	319,865	—
Prepaid expenses	351,658	76,204
Deposits and other current assets	172,120	115,000
Assets held for sale	6,960,762	—

	15,780,265	22,308,686

Property and equipment, net of accumulated depreciation	9,227,113	7,401

Long-term assets related to tribal casino projects
Notes receivable	12,178,481	10,995,782
Contract rights, net of accumulated amortization	14,761,133	5,160,185
Land held for development	—	130,000

	26,939,614	16,285,967

Other long-term assets
Goodwill	10,308,520	—
Deferred income tax assets	—	159,054
Deposits and other	868,265	1,395,012

	11,176,785	1,554,066

	$63,123,777	$40,156,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$259,124	$2,381,260
Accounts payable	274,411	153,330
Accrued interest	72,544	428,051
Other accrued expenses	1,291,749	486,841
Dividend payable	—	3,042,084
Income tax payable	—	237,623
Other	—	272,137

	1,897,828	7,001,326
Long-term debt, net of current portion	22,948,792	—
Deferred income tax liability	359,023	—
Other long-term liabilities	17,231	—

	25,222,874	7,001,326

Non-controlling interest in consolidated joint venture	4,232,775	2,035,041

Stockholders’ equity
Cumulative preferred stock, $.0001par value, 5,000,000 shares Shares authorized; 700,000 shares issued and outstanding in 2006;	—	70
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,342,276 and 18,408,380 shares issued and outstanding	1,934	1,841
Additional paid-in capital	42,702,372	42,195,263
Deferred compensation	(1,145,329)	(2,245,981)
Deficit	(7,890,849)	(8,831,440)

	33,668,128	31,119,753

	$63,123,777	$40,156,120

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues
Casino	$7,228,181	$—
Food and beverage	1,810,047	—
Other operating income	526,183	—

	9,564,411	—

Operating costs and expenses
Casino	2,312,587	—
Food and beverage	1,876,532	—
Project development costs	431,437	513,181
Selling, general and administrative	6,811,321	3,795,542
Depreciation and amortization	1,016,494	75,080

	12,448,371	4,383,803

Operating gains (losses)
Equity in net income of unconsolidated joint venture and management fee income	4,270,000	3,860,293
Unrealized gains on notes receivable, tribal governments	839,749	1,678,030
Impairment of contract rights	(407,534)	—

	4,702,215	5,538,323

Income from continuing operations before other income (expense)	1,818,255	1,154,520
Other income (expense)
Interest and other income	745,656	88,329
Interest expense	(1,270,857)	(189,539)

Income from continuing operations before non-controlling interest in net loss of consolidated joint venture and income taxes	1,293,054	1,053,310
Non-controlling interest in net (gain)/loss of consolidated joint venture	(197,733)	123,586

Income from continuing operations before income taxes	1,095,321	1,176,896
Income taxes	(441,024)	(537,221)

Income from continuing operations	654,297	639,675
Income from discontinued operations, net of tax	286,294	—

Net Income	940,591	639,675
Less undeclared dividends on cumulative preferred stock	—	(204,750)

Net income available to common stockholders	$940,591	$434,925

Income from continuing operations per common share
Basic and diluted	$0.03	$0.04

Income from discontinued operations per common share
Basic and diluted	$0.02

Net income per common share
Basic and diluted	$0.05	$0.04

Weighted-average number of common shares outstanding
Basic	19,304,251	10,911,207

Diluted	19,304,251	11,651,200

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional		Deferred	Total
	Preferred stock		Common stock		paid-In		share-based	stockholders’
2007	Shares	Dollars	Shares	Dollars	capital	Deficit	compensation	equity

Beginning balance	700,000	$70	18,408,380	$1,841	$42,195,263	$(8,831,440)	$(2,245,981)	$31,119,753

Conversion of preferred stock	(700,000)	(70)	700,000	70	—	—	—	—
Issuance of restricted stock grants	—	—	130,000	13	475,987	—	(476,000)	—
Issuance of stock on options exercised	—	—	103,896	10	(10)	—	—	—
Previously deferred share-based compensation recognized	—	—	—	—	—	—	1,576,652	1,576,652
Income tax benefit share-based compensation	—	—	—	—	31,132	—	—	31,132
Net income	—	—	—	—	—	940,591	—	940,591

Ending Balance	—	—	19,342,276	$1,934	$42,702,372	$(7,890,849)	$(1,145,329)	$33,668,128

					Additional		Deferred	Total
	Preferred stock		Common stock		paid-in		share-based	stockholders’
2006	Shares	Dollars	Shares	Dollars	capital	Deficit	compensation	equity

Beginning balance	700,000	$70	10,340,380	$1,034	$17,429,889	$(6,429,031)	$—	$11,001,962
Issuance of restricted stock grants	—	—	968,000	97	3,289,903	—	(3,290,000)	—
Previously deferred share-based compensation recognized	—	—	—	—	—	—	1,044,019	1,044,019
Issuance of common stock	—	—	7,100,000	710	21,475,471	—	—	21,476,181
Declaration of preferred stock dividend	—	—	—	—	—	(3,042,084)	—	(3,042,084)
Net income	—	—	—	—	—	639,675	—	639,675

Ending balance	700,000	$70	18,408,380	$1,841	$42,195,263	$(8,831,440)	$(2,245,981)	$31,119,753

See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income	$940,591	$639,675
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Equity in net income of unconsolidated investee and management fees	(4,270,000)	(3,860,293)
Non-controlling interest in consolidated joint venture	197,733	(63,587)
Bad debt expense	20,000	—
Distributions from unconsolidated investee and management fees	4,096,698	3,955,875
Unrealized gain on notes receivable, tribal governments	(839,749)	(1,678,030)
Depreciation, including $250,957 related to discontinued operations in 2007	1,204,268	8,480
Amortization, including $3,977 related to discontinued operations in 2007	66,005	66,600
Deferred income taxes	171,133	(283,861)
Impairment of contract rights	407,534	—
Share-based compensation	1,576,653	1,044,019
Increase in allowance for doubtful accounts	—	125,000
Increases in operating (assets) and liabilities:
Receivables	(113,498)	—
Prepaids	(46,042)	—
Other assets	229,741	(109,609)
Accounts payable and accrued expenses	362,106	126,564
Income taxes payable	109,321	(83,489)

Net cash provided by (used in) operating activities	4,112,494	(113,656)

Cash flows from investing activities:
Advances to tribal governments, excluding $18,312 and $491,281 expensed	(342,950)	(1,190,391)
Deposits and other costs of the Stockman’s Casino acquisition, net	(9,262,274)	(1,283,456)
Repayment by co-venturer	—	37,215
Acquisition of contract rights and other assets	(320,510)	(139,033)
Purchase of property and equipment	(412,218)	—
Other	(92,202)	—

Net cash used in investing activities	(10,430,154)	(2,575,665)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs of $1,543,467	—	21,531,533
Repayment of long-term debt	(4,794,378)	—
Preferred dividend	(3,042,084)	—
Other borrowings	12,500	—

Net cash provided by (used in) financing activities	(7,823,962)	21,531,533
Net increase (decrease) in cash and equivalents	(14,141,622)	18,842,212
Cash and equivalents, beginning of year	22,117,482	3,275,270

Cash and equivalents, end of year	$7,975,860	$22,117,482

	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$959,546	$—

Cash paid for income taxes	$680,777	$439,344

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed with accounts payable	$157,751	$—

Capitalized share-based compensation costs	$476,000	$2,171,000

Contract rights acquired with long-term debt	$9,500,000	$—

Conversion of long-term debt to capital contribution in consolidated joint venture	$2,000,000	$—

Transfer of land previously held for development to other assets	$130,000	$—

Transfer of land, property, equipment and goodwill, net to assets held for sale	$6,960,762	$—

Acquisition of Stockman’s Casino:
Net cash paid (including capitalized loan costs of $214,295 and cash incentive of $730,812)	$9,262,274	$—

Fair value of non-cash assets acquired	$17,806,346	$—

Liabilities assumed	$407,071	$—

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, NATURE AND HISTORY OF OPERATIONS
Nature of Operations. Full House Resorts, Inc. (“Full House” or the “Company”), develops, manages and/or invests in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations. The Company seeks to expand through acquiring, managing, or developing casinos in profitable markets. We are currently a 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”), which has a management contract through 2011 with Harrington Raceway and Casino, formerly known as Midway Slots and Simulcast, at the Delaware State Fairgrounds in Harrington, Delaware (“Harrington Casino”). Harrington Casino has approximately 1,600 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area. In February 2008, an expansion of Harrington Casino was completed increasing the number of gaming devices to approximately 2,100.
Through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC (“GEM”), with RAM Entertainment, LLC (“RAM”), a privately held investment company, we have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the “Michigan tribe”), for the development and management of a casino resort in the Battle Creek, Michigan area, to be known as FireKeepers Casino. The planned casino resort is expected to have more than 3,000 gaming positions.
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino (Stockman’s), a Nevada corporation, which operates Stockman’s Casino and, until February 21, 2008, the Holiday Inn Express in Fallon, Nevada (Note 2). Stockman’s has approximately 8,400 square feet of gaming space with approximately 260 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. The Holiday Inn Express offers 98 guest rooms, indoor and outdoor pools, a sauna, fitness center, meeting room and a business center
In addition, the Company has development and management agreements with the Northern Cheyenne Nation of Montana (the Montana tribe) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming, which agreements are still subject to approval by the National Indian Gaming Commission (the “NIGC”).
History and status of the Huron Band (Michigan) project. Our controlling 50% interest in the Michigan project results from a series of agreements executed in January 1995 with the Michigan tribe to develop and manage gaming and non-gaming commercial opportunities on reservation lands in south central Michigan. The management contract with the Michigan tribe was originally negotiated in 1996. The Company, through GEM is to finance, develop and manage the gaming operations on reservation lands to be acquired near Battle Creek, Michigan. When developed, the FireKeepers Casino will target potential customers in the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as the Ft. Wayne, Indiana area.
The Michigan tribe achieved final federal recognition as a tribe in April 1996, and obtained a gaming compact with Michigan early in 1997 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998, along with compacts for three other tribes. A lawsuit was filed in 1999 by Taxpayers of Michigan Against Casinos or TOMAC in Ingham County Circuit Court, Michigan. The lawsuit challenged the constitutionality of the approval process of four gaming compacts between the State of Michigan and Indian tribes, including the Michigan tribe. On May 30, 2007, the Michigan Supreme Court issued a final decision upholding the validity of the compacts and an amendment to one of the compacts by another tribe.
In December 1999, the management agreements with the Michigan tribe, along with the required licensing applications, were submitted to the NIGC. We met with the NIGC several times to review suggested revisions to the management agreements and, working with the Michigan tribe, have incorporated all the appropriate changes. In June 2006, we entered into a revised management agreement with the Michigan tribe, which supersedes the previous temporary facility management agreement, in accordance with our current plans to forego a temporary facility and develop a full-scale permanent facility. On December 14, 2007, the revised management agreement was approved by the NIGC, following an investigation into our suitability as well as that of RAM Entertainment, the owner of the other 50% of GEM.

Also in December 1999, the Michigan tribe applied to have its existing reservation lands, as well as additional land in its ancestral territory, taken into trust by the BIA. The parties selected a parcel of land for the gaming enterprise, which was purchased in September 2003, and completed a fee-to-trust application that was submitted to the BIA in February 2002. On August 9, 2002, the Department of Interior issued its notice to take the land into trust for the benefit of the Michigan tribe. On August 30, 2002, Citizens Exposing Truth About Casinos or CETAC filed a complaint in United States District Court for the District of Columbia, seeking to prevent the part of land selected for the Michigan project from being taken into trust. On July 3, 2007, the Court of Appeals for the DC Circuit ruled in the Company’s favor on the last remaining issue and dismissed the complaint. No further appeal was taken or is now allowed. Accordingly, the land for the casino site was taken into trust for the Tribe in December 2006, and was designated its initial reservation under federal law by the Secretary of the Interior in October 2007.
As previously stated, the Company now expects to work with the Nottawaseppi Huron Band of Potawatomi’s FireKeepers Development Authority on financing and construction of its FireKeepers Casino in Battle Creek, Michigan. Our joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. The FireKeepers Casino development is expected to be a world-class facility with over 2,000 slot machines, 44 table games, various restaurants and other amenities. Construction of the facility is expected to commence on the facility during the second quarter of 2008, with completion of the project expected during the second quarter of 2009. Total development costs for the project, subject to changes in design and financing. Merrill Lynch has been engaged by the Michigan tribe as the investment banking firm responsible for raising the funds for the construction and opening of the casino.
In addition, in April 2007, International Game Technology, Inc. (IGT), a leading slot manufacturer, extended the Michigan tribe an interim financing line of credit of up to $5 million, which was subsequently increased to $9.8 million, for the design and development costs related to the Michigan project.
Relationship with RAM Entertainment, LLC. In February 2002, the Company entered into an investor agreement with RAM Entertainment, LLC, (RAM) a privately held investment company, whereby RAM was admitted as a 50% member in GEM and Gaming Entertainment (California), LLC, (GEC), consolidated investee of the Company, in exchange for providing a portion of the necessary funding for the development of planned projects in Michigan and California (see next paragraph). Accordingly, RAM loaned Full House $2,381,260 to fund the projects. In 2005, the Company and RAM amended the 2002 agreement to extend the maturity date of the note payable and the related accrued interest to July 1, 2007 and subsequently extended until December 31, 2007. In addition, as part of that amended agreement, RAM subordinated its security interest up to $3,000,000 of other Company borrowings subject to certain terms, and RAM committed to fund up to $800,000 of Michigan development expenditures
Pursuant to the investor agreement, effective December 14, 2007, RAM exercised its right to convert the loan into a $2,000,000 capital contribution in, and a $381,260 loan to, GEM. In addition, accrued interest payable in the amount of $611,718, previously due on the original promissory note, was also converted into a loan to GEM which will mature no sooner than two years after the opening of the Michigan project.
History and status of the Northern Cheyenne Tribe (Montana) project. On March 7, 2005, we signed a letter of intent with the Northern Cheyenne Tribe of Montana to explore gaming and other economic development. In May 2005, we signed a development agreement and in January 2006 we signed a revised gaming management agreement for the development and management of a site held in trust for the tribe in the Tongue River Reservoir area. The management agreement provides for a management fee of 30% of revenues net of prizes and operating expenses. Plans are for a 25,000 square foot facility housing 250 gaming devices and related amenities. The proposed site for this project is on land, which although held in trust for the tribe, must be approved by the Secretary of the Interior and the Governor of Montana, pursuant to the Indian Gaming Regulatory Act. We have commenced the environmental review to comply with the NEPA and have requested NIGC approval of the management agreement. The tribe is also holding discussions with the Governor of Montana to extend and expand the gaming compact existing with the State of Montana which expired in June 2007. The environmental assessment was completed in the second quarter of 2007 and submitted for approval. Following acceptance of the environmental assessment, the BIA will issue a Finding of No Significant Impact on the environment. We expect the casino to open in the third quarter of 2009.

Discontinued Projects. In January 2005, the Company entered into an agreement with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. In February 2008, the Nambé Pueblo tribal council notified the Company of their intent to terminate the agreement. As a result, the Company has recorded an impairment loss of $207,534 related to capitalized contract rights during the fourth quarter of 2007. Management is negotiating with the Nambé Pueblo to determine the method and timing of the reimbursement of the Company’s advances to date of $655,178, but no formal agreement has been reached (Note 5).
Prior to 2006, we entered into a termination agreement with Hard Rock Café International with respect to licensing the rights to develop a Hard Rock Café-themed casino and hotel in Biloxi, Mississippi. The Hard Rock casino project opened in the summer of 2007 and the Company recognized one-time revenues of $283,554 related to the termination (in addition to $100,000 received in 2003).
On February 20, 2005, the Manuelito Chapter of the Navajo Nation selected the Company to develop and manage gaming facilities near Gallup, New Mexico and Shiprock, New Mexico. Discussions with the executive director of the Navajo Nation during the fourth quarter of 2007 have indicated that the Full House sites are not currently being considered by the Nation for gaming activities, and the Nation intends to develop its gaming operations without the services of a gaming developer. As a result, the Company has discontinued its pursuit of this project and has recorded an impairment loss of $200,000 related to previously capitalized contract rights. The land held for the development of this project is now included in other assets as of December 31, 2007, and it is management’s intention to sell the land as soon as possible.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The consolidated financial statements include the accounts of the Company, which include GEM, a 50%-owned subsidiary, and all of the Company’s other wholly-owned subsidiaries. Due to Full House’s current financing arrangements for the Michigan development, Full House is exposed to the majority of risk related to the activities of GEM. Consequently, GEM is considered to be a variable interest entity as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46(R)) and therefore, GEM is consolidated into the Company’s financial statements as of December 31, 2007 and 2006, in accordance with the provisions of FIN 46R. All material intercompany accounts and transactions have been eliminated in consolidation.
Cash Equivalents. Cash in excess of daily requirements is invested in highly liquid short-term investments with initial maturities of three months or less when purchased. Such investments are stated at cost, which approximates market, and are reported as cash equivalents in the consolidated financial statements.
Concentrations. The Company’s operations are currently concentrated in northern Nevada and Delaware. Accordingly, future operations could be affected by adverse economic conditions in those areas and their key feeder markets in neighboring states.
The Company’s credit risk (or market risk) is concentrated in long-term notes receivable from tribal governments (Note 5). Advances to tribal governments are primarily related to the Michigan project and represent pre-construction advances made to the tribe to fund its operations. The advances, including contractual accrued interest, if any, are collateralized solely by the future cash flows generated by the operations of the gaming facility and, although there can be no assurance that a facility will be opened, management does not believe that there is significant risk of loss associated with such investment, but considers its assessment of such risk in its fair value estimates (See Long-Term Assets Related to Indian Casino Projects, below). However, the maximum loss that could be sustained if such advances prove to be uncollectible is limited to the recorded amount of the receivable and the related contract rights, less any impairment or other allowances that may be provided.
Discontinued Operations and Assets Held for Sale. On October 1, 2007, the Company entered into an agreement to sell the assets of the Holiday Inn Express in Fallon, Nevada (the Hotel), which sale was completed in February 2008 (Note 7). Accordingly, as of October 1, 2007, depreciation ceased on the assets of the Hotel, and the net book value of the Hotel’s assets at the time the sale agreement was executed (approximately $6.9 million) were reclassified as assets held for sale. The operations of the Hotel are reported as discontinued operations in the accompanying consolidated financial statements (Note 15).

Property and Equipment. Property and equipment (Note 8) are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Debt Issuance Costs. Costs incurred in obtaining long-term financing are amortized over the life of the related debt using the effective interest rate method. At December 31, 2007, accumulated amortization of debt issuance costs was $37,868. The Company had no amortization related to debt issuance costs for the year ended December 31, 2006.
Investment in unconsolidated joint venture. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC. (GED) using the equity method of accounting (Note 4). At December 31, 2007 and 2006, due to a management fee rebate accrual, cash distributions from GED exceeded the Company’s equity in the net income of GED, resulting in a negative investment balance. Since the Company is required to fund the excess, the negative investment balances of $106,106 and $105,739 in 2007 and 2006, respectively, are included as liabilities (in accrued expenses) in the accompanying consolidated financial statements
Long-Term Assets Related to Indian Casino Projects. The Company evaluates the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian casino project. The Company accounts for its notes receivable from and management contracts with the tribes as separate assets.
The estimated fair value of the advances (notes receivable, tribal governments — Note 5) made to the tribes are accounted for as in-substance structured notes in accordance with the guidance contained in EITF 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes. Under their terms, the notes do not become due and payable unless and until the projects are completed and operational. However, in the event the Company’s development activity is terminated prior to completion, the Company generally retains the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset (contract rights — Note 5), or expensed as period costs of retaining such rights if the rights were acquired in a separate unbundled transaction.
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
Intangible assets consisting of contract rights related to the acquisition of the management contracts (contract rights) are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets were to exceed the estimated undiscounted cash flow, the difference between the estimated fair value and carrying value of the assets would be charged to operations as an impairment loss. The Company expects to amortize the contract rights using the straight-line method over seven years, or the term of the related management contract, whichever is shorter, typically beginning upon commencement of casino operations.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over fair market value of net assets acquired in the Stockman’s transaction and relates to its casino operation. Intangible assets other than goodwill and contract rights include gaming license costs (see next paragraph), trade names and player lists. Intangible assets are reviewed for impairment at least annually and more frequently if events or circumstances indicate a possible impairment. The Company performs an annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. No impairments were identified as a result of these annual impairment reviews.

During 2006, professional fees and costs of $370,870, consisting primarily of payments to the Nevada Gaming Commission in connection with the applications for licensure of the Company and certain of its officers and executives, were capitalized and included in other long-term assets. The related licenses are not transferable, have an indefinite life, and are therefore not amortized but are evaluated periodically for possible impairment.
Fair Value of Financial Instruments. The carrying value of the Company’s cash and cash equivalents, and accounts payable, approximates fair value because of the short maturity of those instruments. As discussed above, substantially all of the Company’s receivables are carried at estimated fair value. The estimated fair values of the Company’s debt approximate their recorded values at December 31, 2007, based on the current rates offered to the Company for loans of the same remaining maturities.
Revenue Recognition and Promotional Allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (casino front money) and for chips and tokens in the customers’ possession (outstanding chip and token liability). Hotel (see Discontinued Operations), food and beverage, entertainment and other operating revenues are recognized as services are performed, net of revenue-based taxes. Advance deposits on rooms and advance ticket sales are recorded as deferred revenue until services are provided to the customer.
Revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.) Accordingly, cash incentives to customers for gambling, including the cash value of points redeemed by Players Club members, totaling $577,615 have been recognized as a direct reduction of casino revenue in 2007.
Revenue does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $289,106 in 2007.
The estimated cost of providing such gratuities is included primarily in casino expenses as follows:

2007

Room	$558
Food and beverage	164,272
Cash incentives	577,615
Other incentives	16,865

Total	$759,310

Share-Based Compensation. On January 1, 2006, the Company adopted the FASB’s SFAS No. 123R, Share-Based Payment (SFAS 123R), to account for its share-based compensation, and elected the modified prospective method of transition. Accordingly, for 2007 and 2006, share-based compensation expense of $1,576,652 and $1,044,019 respectively, from stock awards (Note 13) is included in general and administrative expense. Unvested stock grants made in connection with the Company’s 2006 Incentive Compensation Plan and a consulting agreement with a director are viewed as a series of individual awards and the related share-based compensation expense has initially been deferred and recorded as unearned stock-based compensation, shown as a reduction of stockholders’ equity, and will subsequently be amortized into operations as compensation expense as services are provided on a straight-line basis over the vesting period. The value of the restricted stock at the date of grant is amortized through expense over the requisite service period using the straight-line method. The Company uses actual forfeitures to adjust amortization, if necessary.
Legal Defense Costs. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.
Discontinued Operations. In October 2007, the Company entered into an agreement to sell the Holiday Inn Express in Fallon, Nevada, which was completed in February 2008. Accordingly, the operations of the hotel are presented as a single line item in the accompanying consolidated financial statements, net of tax (Note 15). This presentation is based on the determination that the operations and cash flows of the hotel operation will be eliminated from ongoing operations, and that it will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Earnings per Common Share. Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is ordinarily computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method. Approximately 17,000 common stock equivalents were not included in the calculation as diluted EPS or they would have been anti-dilutive.
Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimated fair value of notes receivable and the recoverability of the Company’s investment in other long-term assets related to Indian casino projects (Note 5) are particularly vulnerable to fluctuation and could change materially in the next year based on evolving developments and events.
Reclassifications. Certain minor reclassifications in prior year balances have been made to conform to the current presentation, which had no effect on previously reported net income. (See also Note 3.)
3. ACQUISITION OF STOCKMAN’S CASINO
On January 31, 2007, the Company acquired Stockman’s in Fallon, Nevada for approximately $28.1 million, which includes acquisition costs of $659,846 and an additional $738,812 payment to the seller related to the tax treatment of the assets acquired. The purchase price was funded by an equity offering effected during 2006 (Note 10), a $16 million reducing revolving loan from a bank, and a promissory note to the seller in the approximate amount of $1.25 million (Note 9).
In 2007, goodwill was adjusted upward from the original estimate reported in the Company’s 2006 Annual Report on Form 10-KSB by approximately $870,000, due to an agreement executed in October 2007, whereby the Company paid the seller an additional $730,812 per the amended purchase agreement for the seller to consent to modify its tax treatment of the acquisition. The remaining increase is due to additional capitalized costs associated with the transaction.
The purchase price was allocated as of the acquisition date as follows:

Land	$2,723,406
Improvements	9,960,000
Personal Property	3,980,000
Goodwill	10,331,128
Other	1,142,940

$28,137,474

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

	Years ended December 31,
	2007	2006

Net revenues	$17,608,642	$12,913,799
Net income	1,004,410	1,569,185
Earnings per share, basic	.06	0.15
Earnings per share, diluted	.06	0.14

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and HRI. GED has no non-operating income or expenses, and is treated as a partnership for income tax purposes and consequently records no federal or state income tax provision. As a result, income from operations for GED is equal to net income for each period presented, and there are no material differences between its income for financial and tax reporting purposes.
On June 18, 2007, the Company restructured its management contract relating to Midway Slots and Simulcast, now known as Harrington Raceway and Casino, in Harrington, Delaware. The Company has agreed with HRI, the owner of Harrington Casino and an equal co-venturer in GED, to allow HRI greater flexibility in GED’s management of the facility while providing the Company with guaranteed growth in its share of GED’s management fee for the remaining term of the management contract, which expires in August 2011. For 2007, under the terms of the restructured management agreement, the Company is to receive the greater of its share of GED’s management fees as currently prescribed under the management agreement, or 105% of the 2006 management fees. For 2008, the minimum increases to 108% of 2007’s management fee, which takes into account the expansion completed in early February of 2008 at Harrington Casino.
As of and for the years ended December 31, 2007 and 2006, summary financial information for GED is as follows:
CONDENSED BALANCE SHEET INFORMATION

	2007	2006
Total assets	$665,493	$804,409
Total liabilities	877,704	1,015,886
Members’ capital (deficiency)	(212,211)	(211,477)
CONDENSED STATEMENT OF INCOME INFORMATION

	2007	2006
Revenues	$23,131,588	$22,766,151
Net income	7,944,170	7,720,585
5. NOTES RECEIVABLE, TRIBAL GOVERNMENTS
The Company has advanced funds directly to tribes to fund tribal operations and for development expenses related to potential projects. The repayment of these notes is contingent upon the development of the projects, and ultimately, the successful operation of the facilities. The Company’s agreements with the tribes provide for the reimbursement of these advances plus applicable interest either from the proceeds of any outside financing of the development, the actual operation itself or, in the event that the Company does not complete the development, from the revenues of the tribal gaming operation following completion of development activities undertaken by others.
As of December 31, 2007 and 2006, Full House has advances receivable from tribal governments totaling $14,084,100 and $13,652,328 as follows:

	2007	2006
Contractual (stated) amount (not including interest)
Michigan tribe	$12,857,593	$12,728,428
Others	1,226,507	923,900

	$14,084,100	$13,652,328

Estimated fair value of notes receivable related to Indian casino projects
Michigan tribe	$11,189,359	$10,258,202
Others	989,122	737,580

	$12,178,481	$10,995,782

The following table summarizes the changes in notes receivable, tribal government for 2007 and 2006:

	2007
	Total	Michigan tribe	Other tribes
Balances, January 1, 2007	$10,995,782	$10,258,202	$737,580
Total advances	431,772	129,164	302,608
Advances allocated to contract rights	(70,510)	—	(70,510)
Advances expensed as period costs	(18,312)	(18,312)	—
Unrealized gains	839,749	820,304	19,445

Balances, December 31, 2007	$12,178,481	$11,189,358	$989,123

	2006
	Total	Michigan tribe	Other tribes
Balances, January 1, 2006	$4,268,529	$4,038,427	$230,102
Total advances	5,679,536	5,090,272	589,264
Advances allocated to contract rights	(139,032)	—	(139,032)
Advances expensed as period costs	(491,281)	(491,281)	—
Unrealized gains	1,678,030	1,620,784	57,246

Balances, December 31, 2006	$10,995,782	$10,258,202	$737,580

On December 22, 2006, land previously held for the development of the Michigan project was deeded to the Michigan tribe and taken into trust by the Bureau of Indian Affairs (BIA) to be used as the site for the Michigan casino project. The cost of the land ($3,858,832) was reclassified to notes receivable and is included in the cumulative advances in the 2006 table above.
6. CONTRACT RIGHTS
Contract rights are comprised of the following as of December 31, 2007 and 2006:

		Accumulated
2007	Cost	Amortization	Net
Michigan project, initial cost	$4,155,213	$—	$4,155,213
Michigan project, additional	11,141,683	(670,927)	10,470,756
Other projects	135,164	—	135,164

	$15,432,060	$(670,927)	$14,761,133

		Accumulated
2006	Cost	Amortization	Net
Michigan project, initial cost	$4,155,213	$—	$4,155,213
Michigan project, additional	1,141,683	(608,899)	532,784
Other projects	472,188	—	472,188

	$5,769,084	$(608,899)	$5,160,185

The initial cost of the Michigan contract rights were the result of a 1995 merger agreement whereby LA Associates, Inc. (“LAI”), (then owned 100% by a current director in the Company, Lee A. Iacocca) and Omega Properties, Inc. (then owned 30% by former director, William P. McComas) merged into a wholly-owned subsidiary of Full House. Pursuant to the merger, the Company issued a $375,000 promissory note and 1,750,000 shares of common stock in return for contract rights primarily related to the Michigan project. An independent valuation consultant was retained to assist in the valuation of the merger and the contributed rights. The initial contract rights relate to the management of the Michigan project and amortization will commence once operations commence, at which time the rights will be contributed to GEM.
See also Note 9.

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
In the fourth quarter of 2007, the Company recorded impairment write-downs of $200,000 and $207,534 related to the Navajo Nation (Manuelito) and Nambé project (Note 17), respectively, based on information obtained during the fourth quarter of 2007 and the first quarter of 2008 indicating that these projects would not be developed.
7. ASSETS HELD FOR SALE
At December 31, 2007, assets held for sale consist primarily of $6.9 million related to the Holiday Inn Express (the Hotel), which was sold on February 20, 2008, for $7.2 million. The Company received net cash proceeds (Note 15) at closing approximating the sale price, and accordingly, no estimated loss on disposal was accrued at December 31, 2007.
Assets held for sale consist of the following at December 31, 2007:

Land	$1,078,661
Buildings and improvements	6,414,273
Furniture and equipment	1,848,712
Goodwill	22,608
Other	89,500

Total	9,453,754
Less accumulated depreciation	(2,492,992)

Assets held for sale, net	$6,960,762

8. PROPERTY AND EQUIPMENT
At December 31, 2007 and 2006, property and equipment consist of the following:

	Average
	Life	2007	2006
Land		$1,885,400	$—
Buildings and improvements	10-39	5,543,233	—
Furniture and equipment	5-7	5,518,197	115,175
Construction in progress		128,722	—

		13,075,552	115,175
Less accumulated depreciation		(3,848,439)	(107,774)

		$9,227,113	$7,401

9. LONG-TERM DEBT
Long-term debt increased in the first quarter of 2007 in connection with the Stockman’s acquisition. At December 31, 2007 and 2006, long-term debt consists of the following:

	2007	2006

Long-term debt, related party (due to RAM):
Promissory note, $2.38 million on February 15, 2002, originally due March 15, 2003, and was extended to December 2007, interest based on Bank of America New York prime rate		$2,381,260
Promissory note, $0.3 million on May 31, 2007, expected to be due in 2011, interest at 1% above the prime rate (8.25% at December 31, 2007)	$262,500	—
Promissory note, $2.38 million on February 15, 2002, originally due March 15, 2003, and was extended to December 2007, interest based on Bank of America New York prime rate. Note converted on December 14, 2007 according to Investor Agreement with $2.0 converted to capital contribution and the $0.4 million and $0.6 million in interest converted to long-term debt; expected to be due in 2011, interest at 1% above the prime rate (8.35% at December 31, 2007)	992,978	—

	1,255,478	2,381,260

Other long-term debt:
Reducing revolving loan agreement, $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.39% at December 31, 2007)	11,401,000	—
Long-term obligation related to the acquisition of additional contract rights related to the Michigan project, payable in full within 30 days after Michigan project financing is obtained	9,500,000	—
Promissory note, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	1,051,438	—

	21,952,438	—

	23,207,916	2,381,260
Less current portion	(259,124)	(2,381,260)

	$22,948,792	$—

Reducing Revolving Loan. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $312,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The loan agreement also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of preparation of these financial statements. As a result of additional principal payments of $1.1 and $3.0 million in the first and third quarters of 2007, respectively, the Company has approximately $4.1 million of availability under its revolving credit line at December 31, 2007 (See also Note 17).
Peters’ Family Trust Promissory Note. The promissory note in the amount of $1.25 million, payable to the seller of Stockman’s, is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.

RAM Debt Conversion. In December 2007, RAM exercised its conversion option on its $2,381,260 loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the joint venture, and the loan balance of $381,260, plus $611,718 of accrued interest on the original loan, became a liability of GEM. Interest expense incurred on related party obligations was $187,536 and $189,539 in 2007 and 2006, respectively.
Green Acres. Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (Green Acres) whereby GEM acquired all of Green Acres’ interests in the Nottawaseppi Huron Band of Potawatomi casino project in Michigan for $10 million. GEM’s members equally funded an initial deposit of $500,000, and GEM has been in discussion with lenders to arrange an add-on financing security as part of the overall project financing transaction to fund the balance of the Green Acres purchase price. If obtained, the add-on debt security will be an obligation of GEM and will not be part of the overall casino development cost. The remaining obligation of $9.5 million, although unsecured, was recorded as a long-term liability once the management agreement between GEM and the Michigan tribe was approved in December 2007.
Scheduled maturities of long-term debt are as follows:

Annual periods ending December 31,
2008	$259,124
2009	9,694,950
2010	263,809
2011	1,539,597
2012	49,436
Thereafter	11,401,000

$23,207,916

10. STOCKHOLDERS’ EQUITY
On December 22, 2006, the Company’s preferred stock had a $.30 per share cumulative dividend rate, and had a liquidation preference equal to $3.00 per share plus all unpaid dividends. The Company declared a $3,042,084 dividend on the preferred stock on that date, which was subsequently paid in January 2007, at which time the preferred shares were converted to common shares on a one-for-one basis.
On December 22, 2006, the Company also completed an equity offering on Form SB-2 in which 7,100,000 shares of common stock were issued (including 900,000 shares issued to the underwriters pursuant to an over-allotment option) at $3.25 per share. The common stock offering resulted in net proceeds to the Company of $21,531,533, net of fees and other costs of $1,543,467. (See also Note 13.)
11. INCOME TAXES
The income tax provision from continuing operations recognized in the consolidated financial statements consists of the following:

		2007	2006
Current:	Federal	$(202,801)	$567,126
	State	273,368	253,957

	Total current provision	70,657	821,083

Deferred:	Federal	517,941	(265,830)
	State	—	(18,032)

	Total deferred provision	517,941	(283,862)

	Total provision	588,508	537,221
Less:	Discontinued operations	(147,484)	—

	Continuing operations	$441,024	$537,221

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2007	2006
Tax provision at U.S. statutory rate	$519,894	$400,145
State taxes, net of federal benefit	181,065	167,611
Other	(112,451)	(30,535)

	$588,508	$537,221

At December 31, 2007 and 2006, the Company’s deferred tax assets (liabilities) consist of the following:

	2007	2006
Deferred tax assets:
Deferred compensation	$233,339	$194,188
Accrued bonuses	57,850	55,250
Allowance for doubtful accounts	49,300	42,500
Other	—	10,200

Total deferred tax assets	340,489	302,138

Deferred tax liabilities:
Income related to Indian casino projects	(572,025)	(124,827)
Depreciation	87,171	(883)
Other	(214,658)	(17,374)

Total deferred tax liabilities	(699,512)	(143,084)

Net deferred tax asset (liability)	$(359,023)	$159,054

12. COMMITMENTS
Operating leases. In March 2007, the Company entered into an agreement to lease other office space in the current office complex three years, with an option to renew for an additional three years. Effective September 1, 2007, Stockman’s entered into a lease agreement for Stockman’s primary casino sign to expire on August 1, 2012.
Future minimum lease payments are as follows:

2008	$139,820
2009	142,422
2010	91,567
2011	65,472
2012	43,648

Total:	$482,929

Service/maintenance agreements. Effective January 1, 2008, Stockman’s entered into a one-year maintenance and service agreement with Aristocrat related to maintenance of the slot equipment at Stockman’s. The estimated future payment commitment is $53,040 for 2008.
Financing of Indian gaming projects. Through our management or development agreements, we have agreed to arrange financing for Michigan and Montana tribes on a best efforts basis. The amounts to be financed may change based on the individual project’s planned size and costs. Currently, it is estimated that Michigan will require approximately $330 million and Montana will require approximately $16 million.

GEM distributions to member. Non-interest bearing advances of $2,789,415 in prior years by RAM to GEM, have been accounted for in the accompanying financial statements as capital contributions, due to the uncertainty of repayment, and the inability of GEM to repay the advances. It is the intent of GEM to distribute these amounts upon the funding of the Michigan project financing. The $2,789,415 is comprised of RAM’s funding of 50% the cost of acquiring the land for the Michigan project in the amount of $1,929,415 and an additional advances of $860,000 to fund GEM development expenditures.
Employment agreements. During 2007, the Company entered into employment agreements with certain key employees. The agreements provide for a base salary, bonus, stock options and other customary benefits to the employee as well as severance if the employee is terminated without cause or due to a “change of control” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to two year’s base salary and an average bonus calculated as the average bonus earned in the previous two years. If such termination occurs within two years of a change of control, as defined in the agreements, by the Company without cause, the employee will receive a lump sum payment equal to no less than one year’s annual base salary, a lump sum cash payment equal the average bonus earned in the previous three years, and the acceleration and vesting of all unvested shares and stock-based grants awarded upon the date of change of control, along with insurance costs, 401k matching contributions and certain other benefits. In the event the employee’s employment terminates due to illness, incapacity or death, the Company will pay the employee their base salary to date of termination, an amount equal to the prior year bonus on a pro-rata basis to date of termination, reimbursement of expenses incurred prior to date of termination, applicable insurance and other group benefit proceeds including those due under any Company long-term disability plan. In the event that the employee terminates his employment, with a minimum notice, the employee will receive base salary, benefits and reimbursable expense that have been accrued and unpaid at the termination date; and any earned, unpaid annual bonus declared by the Board. If the Company properly terminates the executive’s employment for cause, the Company will be without further liability to the employee, except for payment of all base salary and benefits accrued but not paid through the date of such termination.
13. SHARE-BASED COMPENSATION PLANS
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
On September 25, 2006, the Company entered into a consulting agreement with Lee Iacocca, one of its directors, under the terms of which Mr. Iacocca will provide consulting services to the Company related to marketing and advertising for a period of three years. In consideration of these services, on December 26, 2006, the Company granted Mr. Iacocca 300,000 restricted shares of the Company’s common stock valued at the closing price on the grant date with no discount, which vest in equal amounts over the three-year term of the agreement or immediately upon death. Based upon the closing price of $3.73, the Company expects that $1,119,000 of share-based compensation expense will be amortized over the term of the consulting agreement. In addition, as part of the agreement, Mr. Iacocca forfeited 250,000 options to purchase the Company’s common stock at an exercise price of $3.69 per share that had previously been granted and vested. The restricted stock grant was recorded as deferred compensation expense, reported as a reduction of stockholders’ equity and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period. The forfeiture of the 250,000 of options had no effect on the financial statements, since the options were fully vested. (See Note 14 for additional related party transactions.)
On March 13, 2007, the Company’s issued 110,000 shares of restricted stock valued at the closing price of the Company’s stock ($3.64), with no discount. The shares vest annually through February 19, 2010, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense of $400,400 has initially been recorded as deferred compensation, reported as a reduction of stockholder’s equity, and will subsequently be recognized as compensation expense on a straight-line basis as services are provided over the vesting period.

On June 25, 2007, the Company issued 20,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $75,600 based on the closing price of the Company’s stock ($3.78), with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $75,600 related to this grant during the second quarter of 2007. In June 2007, the Company recognized additional expense of $335,156 as a result of the vesting of 137,500 shares of restricted stock held by a former employee.
Share-based stock compensation expense for the years ended December 31, 2007 and 2006 was $1,576,652 and $1,044,019, respectively. Included in 2007 share-based compensation expense is the amortization of $335,156 and $15,349 for shares not vested upon termination of employees and affiliates, respectively. At December 31, 2007, the Company has recorded deferred share-based compensation of $1,145,329, which is expected to be amortized through February 2010.
The following table summarizes the Company’s restricted stock activity for the years ended December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Value (per		Value (per
	Shares	Share)	Shares	Share)

Unvested at beginning of year	822,500	$3.43	—	$3.43
Granted	130,000	3.66	968,000	3.40
Vested	(438,331)	3.38	(145,500)	3.25
Forfeited	—	—	—	—

Unvested at end of year	514,169	$3.52	822,500	$3.43

The Company’s ability to issue options under its earlier plans expired on June 30, 2002, and all options granted were fully vested prior to 2006. A summary of the status of Full House’s stock option plan as of December 31, 2007 and 2006, and changes during the years then ended are presented below:

	2007		2006
	WEIGHTED-AVERAGE		WEIGHTED-AVERAGE
	EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of year	325,000	$2.25	575,000	$2 .88
Granted	—	—	—	—
Exercised	(250,000)	2.25	—	—
Forfeited	—	—	(250,000)	3.69

Outstanding at end of year	75,000	2.25	325,000	2.25

Exercisable at year-end	75,000	$2.25	325,000	$2.25

As of December 31, 2007, the 75,000 options outstanding and exercisable had a weighted-average remaining contractual life of 0.5 years.
14. RELATED PARTY TRANSACTION
During the second quarter of 2007, management wrote-off a receivable from a related party, which was fully reserved. The receivable originated in 2001, when the Company made a $125,000 payment for architectural drawings relating to a development project in Mississippi on behalf of the Allen E. Paulson Living Trust, of which J. Michael Paulson, chairman of our board, is trustee.

15. SUMMARY FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS
The operating results of the Hotel for the year ended December 31, 2007, is presented as income from discontinued operations. Summary operating results for the discontinued operations are as follows:

2007

Net revenues	$1,938,532
Operating expenses	(1,249,819)
Depreciation and amortization	(254,935)
Income taxes	(147,484)

Income from discontinued operations	$286,294

16. SEGMENT REPORTING
Following the acquisition of Stockman’s in January 2007, the Company is comprised of three primary business segments. The operations segment includes Casino / Hotel (Stockman’s), development/management (tribal casino projects and our Delaware joint venture), and Corporate (administrative expenses of the Company and one-time revenues of $283,554 in the second quarter of 2007, related to the termination of a consulting agreement with the Hard Rock casino in Biloxi, Mississippi). The following tables reflect selected segment information for the years ended December 31, 2007 and 2006.
Selected Statements of Operations data (for continuing operations) as of and for the years ended December 31, 2007 and 2006 is as follows:

		Development/
2007	Casino Operations	Management	Corporate	Consolidated
Revenues	$9,280,857	$—	$283,554	$9,564,411
Selling, general and administrative	1,562,807	22,700	5,225,814	6,811,321
Depreciation and amortization	946,253	62,028	8,213	1,016,494
Operating gains	—	4,702,215	—	4,702,215
Income (loss) from continuing operations before other income (expense)	2,582,677	4,499,104	(5,263,526)	1,818,255
Income (loss) from continuing operations	2,755,644	4,243,321	(6,344,667)	654,298

		Development/
2006	Casino Operations	Management	Corporate	Consolidated
Revenues	$—	$—	$—	$—
Selling, general and administrative	—	213,950	3,581,592	3,795,542
Depreciation and amortization	—	66,600	8,480	75,080
Operating gains	—	5,538,323	—	5,538,323
Income (loss) from continuing operations before other income (expense)	—	4,712,898	(3,558,378)	1,154,520
Income (loss) from continuing operations	—	4,581,712	(3,942,037)	639,675
Selected Balance Sheet (for continuing operations) data for the years ended December 31,

		Development/
2007	Casino Operations	Management	Corporate	Consolidated
Total assets	$10,916,777	$27,200,296	$18,045,942	$56,163,015
Property and equipment, net	9,081,356	—	145,757	9,227,113
Goodwill	10,308,520	—	—	10,308,520
Total liabilities	631,425	13,178,507	11,412,942	25,222,874

		Development/
2006	Casino Operations	Management	Corporate	Consolidated
Total assets	$—	$15,904,757	$24,251,363	$40,156,120
Property and equipment, net	—	—	7,401	7,401
Goodwill	—	—	—	—
Total liabilities	—	387,644	6,613,682	7,001,326
17. SUBSEQUENT EVENTS
Nambé — During the first quarter of 2008, the Nambé Pueblo Tribal Council withdrew its plans to use the Company’s assistance in developing a casino but has affirmed its responsibility to repay reimbursable development costs out of any potential gaming revenues. Management believes the Nambé intend to develop a small 200 slot parlor attached to a travel center. Accordingly, management believes no impairment adjustment is warranted at this time in respect of assets relating to this project. Management is considering its rights and alternatives in determining the resolution of the matter and believes that its development agreement is valid, which provides for reimbursement of the receivable out of gaming revenues. Outside counsel has recently been retained to pursue collection of the receivables and to defend the Company’s development agreement with the intention of recovering development costs incurred to date.
Repayment of long-term debt. Net proceeds from the sale of the Holiday Inn Express were applied to the Company’s revolving loan. The balance on the loan was reduced from $10.9 million to $3.9 million and the Company’s availability under the facility increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis, with no required principal payments until January 2016. The maximum amount permitted to be outstanding under the reducing revolving loan, which now decreases by $312,000 semiannually on January 1 and July 1 of each year, and any outstanding amounts above such reduced maximum must be repaid on each such date.

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

21	List of Subsidiaries of Full House Resorts, Inc.

23	Consent of Piercy Bowler Taylor & Kern

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002