Form 10KSB/A
period 2007-12-31
FULL HOUSE RESORTS INC
filed 2008-04-01
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1 )

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
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

EXPLANATORY NOTE
The registrant filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Form 10-KSB”) on March 27, 2008. The registrant has determined to amend the Form 10-KSB for the sole purpose of clarifying that the registrant deemed the development agreement between the registrant and the Nambé Pueblo to be terminated on March 17, 2008, as was previously disclosed on a Current Report on Form 8-K filed by the registrant with the SEC on March 21, 2008. Accordingly, the descriptions of the termination found in (i) Part I, Item 1, (ii) Part II, Item 6 and (iii) Note 1 to the financial statements have been revised to reflect the proper termination date. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-KSB/A (“Form 10-KSB/A”) under Part III, Item 13 hereof.
No attempt has been made in this Form 10-KSB/A to modify or update the other disclosures presented in the Form 10-KSB. Except as presented in this Form 10-KSB/A and except for Exhibits 31.1, 31.2 and 32.1, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update those disclosures. Accordingly, this Form 10-KSB/A should be read in conjunction with the Form 10-KSB and the registrant’s other filings with the SEC.

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

Discontinued Projects
Nambé Pueblo Indian Tribe—Santa Fe, New Mexico
In January 2008, we became aware that the Nambé Pueblo tribal council received a presentation from another developer for the development of a multi-use economic development including a truck stop, convenience store and retail space, which would also include a small slot parlor. In the first quarter of 2008, we received notice that the Nambé Pueblo tribal council had effectively terminated the business relationship with Full House. As a result, the Company has recorded an impairment loss of $207,534 related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $655,178, but no formal agreement has been reached.
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

In April 2004, the Nambé Pueblo signed a letter of intent to negotiate a management agreement with us for a proposed casino to be built approximately 15 miles north of Santa Fe, New Mexico. In January 2008, we became aware that the Nambé Pueblo tribal council received a presentation from another developer for the development of a multi-use economic development including a truck stop, convenience store and retail space, which would also include a small slot parlor. In the first quarter of 2008, we received notice that the Nambé Pueblo tribal council had effectively terminated the business relationship with Full House. As a result, the Company has recorded an impairment loss of $207,534 related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $655,178, but no formal agreement has been reached.
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

FULL HOUSE RESORTS, INC.
Date: March 31, 2008	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ J. MICHAEL PAULSON J. Michael Paulson,	March 31, 2008
Chairman of the Board

/s/ ANDRE M. HILLIOU Andre M. Hilliou, Chief	March 31, 2008
Executive Officer and Director
(Principal Executive Officer)

/s/ LEE A. IACOCCA Lee A. Iacocca, Director	March 31, 2008

/s/ KEN ADAMS Ken Adams, Director	March 31, 2008

/s/ CARL G. BRAUNLICH Carl G. Braunlich, Director	March 31, 2008

/s/ KATHLEEN CARACCIOLO Kathleen Caracciolo,	March 31, 2008
Director

/s/ MARK J. MILLER Mark J. Miller, Chief	March 31, 2008
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

Discontinued Projects. In January 2005, the Company entered into an agreement with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. In the first quarter of 2008, the Nambé Pueblo tribal council notified the Company of their intent to terminate the agreement. As a result, the Company has recorded an impairment loss of $207,534 related to capitalized contract rights during the fourth quarter of 2007. Management is negotiating with the Nambé Pueblo to determine the method and timing of the reimbursement of the Company’s advances to date of $655,178, but no formal agreement has been reached (Note 5).
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