Form 10-Q
period 2008-03-31
FULL HOUSE RESORTS INC
filed 2008-05-15
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File No. 1-32583
FULL HOUSE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3391527
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4670 S. Fort Apache, Ste. 190	89147
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)
(702) 221-7800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 10, 2008, there were 19,342,276 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

Page

PART I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Balance Sheets as of March 31, 2008 (unaudited), and December 31, 2007	3

Unaudited Statements of Operations for the three months ended March 31, 2008 and 2007	4

Unaudited Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T. Controls and Procedures	24

PART II. Other Information

Item 1. Legal Proceedings	24

Item 6. Exhibits	24

Signatures	25

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$7,199,065	$7,975,860
Accounts receivable, net	299,437	319,865
Prepaid expenses	407,614	351,658
Deposits and other current assets	175,451	172,120
Current portion of notes receivable from tribal governments	9,254,793	—
Assets held for sale	—	6,960,762

	17,336,360	15,780,265

Property and equipment, net of accumulated depreciation	9,237,634	9,227,113

Long-term assets related to tribal casino projects
Notes receivable, net of current portion	4,864,579	12,178,481
Contract rights, net of accumulated amortization	14,752,161	14,761,133

	19,616,740	26,939,614

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	878,290	868,265

	11,186,810	11,176,785

	$57,377,544	$63,123,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$9,663,038	$259,124
Accounts payable	386,925	274,411
Accrued expenses	1,014,273	1,364,293
Income tax payable	170,388	—

	11,234,624	1,897,828

Long-term debt to joint venture affiliate	1,382,978	1,255,478
Other long-term debt, net of current portion	4,188,044	21,693,314
Deferred income tax liability	613,957	359,023
Other long-term liabilities	43,391	17,231

	17,462,994	25,222,874

Noncontrolling interest in consolidated joint venture	4,996,456	4,232,775

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,342,276 shares issued and outstanding	1,934	1,934
Additional paid-in capital	42,702,372	42,702,372
Deferred compensation	(934,253)	(1,145,329)
Deficit	(6,851,959)	(7,890,849)

	34,918,094	33,668,128

	$57,377,544	$63,123,777

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months
	ended March 31,
	2008	2007
Revenues
Casino	$1,965,049	$1,348,790
Food and beverage	583,986	320,802
Other operating income	20,589	—

	2,569,624	1,669,592

Operating costs and expenses
Casino	599,786	390,043
Food and beverage	600,273	314,166
Project development costs	34,792	185,181
Selling, general and administrative	1,594,621	1,752,254
Depreciation and amortization	270,542	283,580

	3,100,014	2,925,224

Operating gains
Equity in net income of unconsolidated joint venture and management fee income	1,162,737	1,047,487
Unrealized gains on notes receivable, tribal governments	1,898,524	404,533

	3,061,261	1,452,020

Income from continuing operations before other income (expense)	2,530,871	196,388
Other income (expense)
Interest and other income	58,748	185,501
Interest expense	(179,894)	(260,839)

Income from continuing operations before noncontrolling interest in net income of consolidated joint venture and income taxes	2,409,725	121,050
Noncontrolling interest in net income of consolidated joint venture	(763,681)	(7,926)

Income from continuing operations before income taxes	1,646,044	113,124
Income taxes	(645,295)	(74,571)

Income from continuing operations	1,000,749	38,553
Income from discontinued operations, net of tax	38,141	52,418

Net income	$1,038,890	$90,971

Income from continuing operations per common share
Basic and diluted	$0.05	$0.00

Income from discontinued operations per common share
Basic and diluted	$0.00	$0.00

Net income per common share
Basic and diluted	$0.05	$0.00

Weighted-average number of common shares outstanding
Basic and diluted	19,342,276	19,207,176

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months
	ended March 31,
	2008	2007

Net cash provided by operating activities:	$572,541	$77,494

Investing activities:
Deposits and other cash costs of the Stockman’s Casino acquisition, net of cash acquired of $1,020,824	—	(8,217,493)
Acquisition of contract rights and other assets	(10,180)	(105,792)
Purchase of property and equipment	(282,733)	—
Advances to tribal governments, net of $2,125 and $33,217 expensed	(42,367)	(161,613)
Proceeds from sale of hotel	6,961,720	—
Other	(1,920)

Net cash provided by (used in) investing activities	6,624,520	(8,484,898)

Financing activities:
Dividends paid	—	(3,042,084)
Payments on long-term debt	(8,101,356)	—
Proceeds from borrowings from joint venture affiliate	127,500	—
Offering costs	—	(34,542)

Net cash used in financing activities	(7,973,856)	(3,076,626)

Net decrease in cash	(776,795)	(11,484,030)
Cash, beginning of period	7,975,860	22,117,482

Cash, end of period	$7,199,065	$10,633,452

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the period ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”), which included the Holiday Inn Express when it was acquired on January 31, 2007 that was subsequently sold in February 2008. Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned with RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

2.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2008 and 2007, the Company recognized share-based compensation expense of $211,076 and $368,311, respectively, related to the amortization of restricted stock grants, which is included in selling, general and administrative expenses. At March 31, 2008, the Company has recorded deferred share-based compensation of $934,253, which is expected to be amortized through February 2010 using the straight-line method.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (“HRI”). GED has a management agreement with Harrington Raceway and Casino (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. GED has no non-operating income or expenses, is treated as a partnership for income tax purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to net income for each period presented, and there are no material differences between its income for financial and tax reporting purposes.

On June 18, 2007, the Company restructured its joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of the facility while providing the Company with guaranteed growth in its share of GED’s management fee for the remaining term of the management contract. Under the terms of the restructured joint venture agreement, the Company is to receive the greater of its share of GED’s management fees as prescribed in the original joint venture agreement, or an 8% increase in its share of GED’s management fees beginning in 2008, which takes into account the expansion at Harrington that was completed in February 2008. The guaranteed growth factor reverts to 5% in 2009 through the expiration of the GED management contract in 2011.

Unaudited summary information for GED’s operations is as follows:

	Three months
	ended March 31,
	2008	2007

Management fee revenues	$2,284,483	$2,223,131
Net income	2,180,531	2,094,954
4.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the methods of fair value accounting as described in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to value its financial assets. The adoption of SFAS No. 157 in the first quarter of 2008 did not impact net income.

The Company’s financial instruments that are measured at estimated fair value use inputs from among the three levels of the fair value hierarchy set forth in SFAS No. 157 as follows:
Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date.

Level 2 inputs: Include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (marked corroborated inputs).

Level 3 inputs: Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best information available, including internally-developed data.

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. However, as discussed below, none of the Company’s financial assets are measured using level 1 or 2 inputs.

Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on management’s estimates of expected cash flow streams, future interest rates, casino opening dates and discount rates. The estimated casino opening dates used in the valuations take into account project-specific circumstances such as ongoing litigation, the status of required regulatory approvals, construction periods and other factors. Factors considered in the determination of an appropriate discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada, and discount rates produced by the widely-accepted Capital Asset Pricing Model (CAPM). The following key assumptions are used in the CAPM:

•	S&P 500, average benchmark investment returns (medium-term horizon risk premiums);
•	Risk free investment return equal to the rolling 10-year average for 90-day treasury bills

•	Investment beta factor equal to the average of a peer group of similar entities in the hotel and gaming industry;
•	Project-specific adjustments based on the status of the project (i.e. litigation, regulatory approvals, tribal politics, etc.), and typical size premiums for “micro-cap” and “low-cap” companies
See Note 5 for a tabular summary of the current period activity related to notes receivable from tribal governments, the fair value of which is estimated utilizing Level 3 inputs.

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

As of March 31, 2008 and December 31, 2007, the Company has advances receivable from tribal governments as follows:

	March 31,	December 31,
	2008	2007
Contractual (stated) amount (including interest):
Firekeepers Development Authority	$14,254,793	$14,250,815
Other	1,390,747	1,308,859

	$15,645,540	$15,559,674

Estimated fair value of notes receivable related to tribal casino projects:
Firekeepers Development Authority	$13,053,578	$11,189,359
Other	1,065,794	989,122

	$14,119,372	$12,178,481

Contractual amounts as of December 31, 2007, have been revised to conform to the current year presentation, and now include accrued interest of $1,475,574. However, the inclusion of interest for comparability did not result in any change in previously recorded net income since the related notes receivable are presented at their estimated fair values.

In March 2008, the Company formally decided to no longer pursue the Nambé Pueblo project. However, the Pueblo has affirmed its responsibility to repay reimbursable development advances of approximately $662,000 out of any future gaming revenues. Management currently believes that the Nambé Pueblo intend to develop a slot machine parlor with approximately 200 devices, which would be attached to a travel center currently under development, and would provide the Nambé Pueblo the financial wherewithal to repay the amounts owed to the Company.

As of March 31, 2008, $9.3 million of tribal notes receivable, which was collected in May 2008, are classified as current assets in the accompanying balance sheet. See also Note 10.

The following table summarizes the changes in fair market value of notes receivable from tribal governments, determined using Level 3 fair value inputs, from January 1, 2008 to March 31, 2008:

	Total	Michigan Tribe	Other tribes

Balances, January 1, 2008	$12,178,481	$11,189,359	$989,122

Total advances	50,423	—	50,423

Advances allocated to contract rights	(10,180)	—	(10,180)

Advances expensed as period costs	2,124	2,124	—

Unrealized gains included in earnings	1,898,524	1,862,095	36,429

Balances, March 31, 2008	$14,119,372	$13,053,578	$1,065,794

6.	CONTRACT RIGHTS

Contract rights are comprised of the following as of:

		Accumulated
March 31, 2008	Cost	Amortization	Net
Michigan project, initial cost	$4,155,213	$—	$4,155,213
Michigan project, additional	11,141,683	(690,079)	10,451,604
Other projects	145,344	—	145,344

	$15,442,240	$(690,079)	$14,752,161

		Accumulated
December 31, 2007	Cost	Amortization	Net
Michigan project, initial cost	$4,155,213	$—	$4,155,213
Michigan project, additional	11,141,683	(670,927)	10,470,756
Other projects	135,164	—	135,164

	$15,432,060	$(670,927)	$14,761,133

In the fourth quarter of 2007, the Company recorded impairment write-downs of $200,000 and $207,534 related to the Navajo Nation (Manuelito) and Nambé Pueblo projects, respectively, based on information obtained during the fourth quarter of 2007 and the first quarter of 2008, indicating that these projects would not be developed.

7.	LONG-TERM DEBT

At March 31, 2008 and December 31, 2007, long-term debt consists of the following:

	March 31,	December 31,
	2008	2007

Long-term debt, joint venture affiliate:
Promissory note, expected to mature in 2011, interest at 1% above the prime rate (6.25% at March 31, 2008 and 8.25% at December 31, 2007)	$1,382,978	$1,255,478

Long-term debt, other:
Reducing revolving loan agreement, $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.41% at March 31, 2008 and December 31, 2007)	$3,405,275	$11,401,000
Long-term obligation related to the acquisition of additional contract rights related to the Michigan project, payable in full within 30 days after Michigan project financing is obtained	9,450,000	9,500,000
Promissory note, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	995,807	1,051,438

	13,851,082	21,952,438
Less current portion	(9,663,038)	(259,124)

	$4,188,044	$21,693,314

Reducing Revolving Loan. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $312,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The loan agreement also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of preparation of these financial statements. Net proceeds from the sale of the Holiday Inn Express were applied to the Company’s revolving loan. The balance on the loan was reduced from $10.9 million to $3.9 million and the Company’s availability under the facility increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis, with no required principal payments due on the facility until January 2016.

Peters’ Family Trust Promissory Note. The promissory note in the amount of $1.25 million, payable to the seller of Stockman’s, is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.

Green Acres. Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (Green Acres) whereby GEM acquired all of Green Acres’ interests in the Nottawaseppi Huron Band of Potawatomi casino project in Michigan for $10 million. GEM’s members equally funded an initial deposit of $500,000. The remaining obligation of $9.5 million, although unsecured, was recorded as a long-term liability once the management agreement between GEM and the FireKeepers Development Authority (the “Authority”) was approved in December 2007. As of March 31, 2008, the remaining balance is classified as a current liability, which was repaid in full in May 2008. See also Note 10.

As reflected in the schedule below, there are no scheduled maturities in 2013, as the Peters’ promissory note will be paid in full in 2012 and there are no required principal payments due on the reducing revolver until January 2016. Scheduled maturities of long-term debt (including obligations to joint venture affiliate) are as follows:

Annual periods ending March 31,
2009	$9,663,038
2010	249,534
2011	1,651,724
2012	264,489
2013	—
Thereafter	3,405,275

$15,234,060

8.	INCOME TAXES

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), was adopted by the Company in the first quarter of 2007. Based on management’s assessment of its tax positions in accordance with FIN 48, there was no impact on its opening retained earnings or the current periods’ results of operations as a result of the adoption of FIN 48.

For the periods ended March 31, 2008 and 2007, the difference between the Company’s estimated effective and the federal statutory tax rate was primarily due to a state tax provision applicable to GED, net of the federal benefit, as well as the treatment of share-based compensation.

9.	SEGMENT REPORTING

Since the acquisition of Stockman’s in January 2007, the Company is comprised of three primary business segments. The operations segment includes Stockman’s casino operation in Fallon, Nevada. The hotel was sold in February 2008. Accordingly, the operating results of the hotel are included in discontinued operations in all periods presented, and are therefore not included in the table below. The development/management segment includes costs associated with our tribal casino projects and our Delaware joint venture. The Corporate segment includes administrative expenses of the Company.

The following tables reflect selected segment information for the three months ended March 31, 2008 and 2007.
Selected unaudited statement of operations data (from continuing operations) for the three months ended March 31,

		Development/
2008	Casino Operations	Management	Corporate	Consolidated
Revenues	$2,569,601	$—	$23	$2,569,624
Selling, general and administrative	388,014	22,493	1,184,114	1,594,621
Depreciation and amortization	243,877	19,152	7,513	270,542
Operating gains	—	3,061,261	—	3,061,261
Income(loss) from continuing operations before other income(expense)	737,651	2,985,616	(1,192,396)	2,530,871
Income(loss) from continuing operations	785,012	2,346,594	(2,130,857)	1,000,749

		Development/
2007	Casino Operations	Management	Corporate	Consolidated
Revenues	$1,669,592	$—	$—	$1,669,592
Selling, general and administrative	273,853	60,501	1,417,900	1,752,254
Depreciation and amortization	264,545	16,650	2,385	283,580
Operating gains	—	1,452,020	—	1,452,020
Income(loss) from continuing operations before other income(expense)	442,060	1,198,681	(1,444,353)	196,388
Income(loss) from continuing operations	475,432	1,128,917	(1,565,796)	38,553

Selected unaudited balance sheet data (related to continuing operations) as of March 31,

		Development/
2008	Casino Operations	Management	Corporate	Consolidated
Assets	$10,811,256	$28,129,574	$18,436,714	$57,377,544
Property and equipment, net	9,014,736	—	222,898	9,237,634
Goodwill	—	—	10,308,520	10,308,520
Liabilities	602,253	10,927,360	5,933,381	17,462,994

		Development/
2007	Casino Operations	Management	Corporate	Consolidated
Assets	$18,956,201	$13,445,678	$25,482,310	$57,884,189
Property and equipment, net	9,654,456	—	12,400	9,666,856
Goodwill	—	—	12,041,669	12,041,669
Liabilities	389,201	77,171	23,795,815	24,262,187
10.	SUBSEQUENT EVENTS

Project financing for Michigan casino. On May 6, 2008, the Authority closed on the sale of $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of $9.3 million on its notes receivable from the Authority, with the remaining $5.0 million to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments, plus interest at prime plus 1%.

In connection with the Michigan project financing and substantial repayment on the notes receivable, the estimated fair value of the notes receivable from the Authority has been adjusted as of March 31, 2008, to reflect the amount received in May 2008. As a result, a gain on the receivable valuation in the amount of $1,862,095 was realized in the first quarter of 2008.

Payment of the Green Acres obligation. On May 6, 2008, in conjunction with the above discussed financing of the FireKeepers Casino, the Company applied the proceeds of the $9.3 million tribal receivable reimbursement to pay off the remaining balance of the $9.5 million Green Acres liability.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
Full House Resorts, Inc. (“Full House” or the “Company”), develops, manages and/or invests in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations. The Company seeks to expand through acquiring, managing, or developing casinos in profitable markets. We are currently a 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”), which has a management contract through 2011 with Harrington Raceway and Casino, formerly known as Midway Slots and Simulcast, at the Delaware State Fairgrounds in Harrington, Delaware (“Harrington Casino”). Harrington Casino has approximately 2,100 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area. In February 2008, an expansion and renovation of Harrington Casino was completed increasing the number of gaming devices from 1,580 to approximately 2,100, and improved the pre-existing food and beverage outlets.
On June 18, 2007, the Company restructured its joint venture agreement with HRI relating to Harrington Casino, to allow HRI greater flexibility in the management of the facility while providing the Company with guaranteed growth in its share of the management fee for the remaining term of the management contract. Under the terms of the restructured joint venture agreement, the Company is to receive the greater of its share of GED’s management fees as prescribed in the original agreement, or an 8% increase in management fees in 2008, which takes into account an expansion at Harrington that was completed in February 2008. The guaranteed growth rate reverts to 5% in 2009 through the expiration of the management contract in 2011.
Through our 50%-owned Michigan joint venture, Gaming Entertainment (Michigan), LLC (“GEM”), with RAM Entertainment, LLC (“RAM”), a privately held investment company, we have a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (“the Michigan tribe”), for the development and management of the FireKeepers Casino in the Battle Creek, Michigan area. An initial version of the management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version containing provisions required by the project financing investors was approved by the NIGC on April 21, 2008.
Effective May 15, 2007, GEM entered into a purchase and sale agreement with Green Acres Casino Management, Inc. (Green Acres) to acquire all of Green Acres’ interests in the Michigan tribe’s FireKeepers Casino project for $10 million. Prior to the execution of the agreement, Green Acres had a right to receive royalty payments based on numerous metrics, which would approximate in excess of 15% of the total management fee to be received by GEM from the operation of the FireKeepers Casino. GEM’s members (RAM and the Company), equally funded an initial deposit of $500,000 and the remainder became due once financing was obtained as part of the project funding for the casino. On May 6, 2008, the FireKeepers Development Authority of the Nottawaseppi Huron Band of Potawatomi Michigan tribe (the Authority) closed on the sale of $340 million of Senior Secured Notes and a $35 million F & E facility to fund the development and construction of the tribe’s Firekeeper Casino. In connection with the Michigan project financing, GEM received partial reimbursement of its tribal receivable in the amount of $9.3 million, which was used to repay the remaining obligation to Green Acres of $9,450,000. With financing in place, construction has commenced and we expect the casino to open in the summer of 2009. The planned casino is expected to have more than 3,000 gaming positions.
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, located in Fallon, Nevada, which has approximately 8,400 square feet of gaming space with approximately 260 slot machines, four table games and keno, a bar, fine dining restaurant and a coffee shop. On October 1, 2007, we entered into an agreement to sell the Holiday Inn Express hotel, which was acquired as part of the stock purchase. The sale was consummated in February 2008, resulting in net cash proceeds of approximately $7.0 million, which was used to repay long-term debt.
In addition, the Company has development and management agreements with the Northern Cheyenne Nation of Montana (the “Montana tribe”) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreement is subject to approval by the NIGC, while the development agreement obligates the Montana tribe to reimburse any development advances in the event the management agreement is not approved.

Critical accounting estimates and policies
Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact and project specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent valuation consultants to assist management in preparing and periodically updating market and/or feasibility studies for use in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.
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

We also consider the status of the regulatory approval process including whether:
•	the Federal Bureau of Indian Affairs (“BIA”) recognizes the tribe;
•	the tribe has the right to acquire land to be used as a casino site;
•	the Department of the Interior has put the land into trust as a casino site;
•	the tribe has a gaming compact with the state government;
•	the NIGC has approved a proposed management agreement; and
•	other legal or political obstacles exist or are likely to occur.
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
Summary of assets related to tribal casino projects
At March 31, 2008 and December 31, 2007, assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	March 31	December 31,
	2008	2007
Michigan project:
Notes receivable, tribal governments	$13,053,578	$11,189,359
Contract rights, net	14,606,817	14,625,969

	27,660,395	25,815,328

Other projects:
Notes receivable, tribal governments	1,065,794	989,122
Contract rights, net	145,344	135,164

	1,211,138	1,124,286

	$28,871,533	$26,939,614

As previously noted, the Michigan project comprises the majority of long-term assets related to Indian casino projects. We have an approved management agreement with the Michigan tribe for the development and operation of the FireKeepers casino near Battle Creek, Michigan which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years. The terms of an amended management agreement were approved by the NIGC in April 2008. In connection with the funding of project financing, $9.3 million of the notes receivable was repaid. The remaining $5 million receivable is expected to be repaid 180 days following opening of the casino provided there are sufficient funds remaining in the construction disbursement account. If the remaining receivable is not repaid from remaining construction funds, the balance is payable in 60 equal monthly installments, plus interest at prime plus 1% beginning after the 180-day period has expired.

In arriving at the estimated opening date for the Michigan project, which we believe will be in the second quarter of 2009, we considered the status of the following conditions and estimated the time necessary to obtain the required approvals, secure financing and complete the construction:
•	the tribe is federally recognized;

•	adequate land for the proposed casino resort has been placed in trust;

•	the tribe has a valid gaming compact with the State of Michigan;

•	the NIGC has approved the management agreement;

•	the BIA issued a record of decision approving the final environmental impact statement in September 2006;

•	project financing was obtained in May 2008;

•	construction has commenced, with an anticipated construction period of approximately 15 months; and

•	we expect the casino to open in the summer of 2009.
There were no changes to the estimated opening date of the Michigan project during the first quarter of 2008. However, the discount rate was reduced from 17.5% to 17.0% due to the effect of evolving market conditions on the capital asset pricing model, which did not materially impact the estimated fair value of the notes receivable related to the Michigan project.
At March 31, 2008 and December 31, 2007, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the Michigan project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

		March 31, 2008	December 31, 2007
•	Discount rate increases 2.5%	$(137,984)	$(347,790)
•	Discount rate decreases 2.5%	146,337	366,793
•	Forecasted opening date delayed one quarter	(146,217)	(442,085)
•	Forecasted opening date accelerated one quarter	152,071	460,273
On March 19, 2008, we announced that we are no longer pursuing the Nambé Pueblo project. No tribal advances or payment of costs have been made since January 2008. Pursuant to the terms of the development agreement, the Pueblo has recognized its obligation to reimburse all of the Company’s development advances for the project. To date, we have advanced approximately $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, the Company expects to negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. However, as of December 31, 2007, the Company fully reserved contract rights of $207,534 pending a resolution with the Pueblo. The receivable from the Pueblo is now valued based on the present value of a five-year collection period and a 21% discount rate. The collectability ultimately depends on what project the tribe develops.

The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Aggregate face amount of the notes receivable (including interest)	$15,645,540	$15,559,674

Estimated years until opening of casino:
Michigan	1.25	1.50
Montana	1.50	1.75

Discount rate:
Michigan	17.0%	17.5%
Montana	22.0%	22.5%

Estimated probability rate of casino opening:
Michigan	96%	96%
Montana	74%	80%
Contractual amounts as of December 31, 2007, have been revised to conform to the current year presentation, and now include accrued interest of $1,475,574. However, the inclusion of interest for comparability did not result in any change in previously recorded net income since the related notes receivable are presented at their estimated fair values.
For the portion of the notes not repaid prior to the commencement of operations, management estimates that the stated interest rates during the loan repayment terms will be commensurate with the inherent risk at that time. The estimated probability rates have been re-evaluated and modified accordingly, based on project specific risks such as delays of regulatory approvals for the projects and review of the financing environment.
Factors that we consider in arriving at a discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and discount rates produced by the widely accepted Capital Asset Pricing Model, or CAPM, using the following key assumptions:
•	S&P 500, 10 and 15-year average benchmark investment returns (medium-term horizon risk premiums);
•	Risk-free investment return equal to the rolling 10-year average for 90-day Treasury Bills;
•	Investment beta factor equal to the unlevered five-year average for the hotel/gaming industry; and
•
Project specific adjustments based on typical size premiums for “micro-cap” and “low-cap” companies using 10 and 15-year averages, and the status of outstanding required regulatory approvals and/or litigation, if any.

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

Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of seven years, commencing 30 to 180 days after the opening of the project. At March 31, 2008 and December 31, 2007, we estimate the potential exposure resulting from a project never reaching completion is as follows:

March 31, 2008	Michigan	New Mexico	Montana	Total
Notes receivable	$13,053,578	$508,500	$557,294	$14,119,372
Contract rights	14,606,817	—	145,344	14,752,161

Total	$27,660,395	$508,500	$702,638	$28,871,533

December 31, 2007	Michigan	New Mexico	Montana	Total
Notes receivable	$11,189,359	$487,270	$501,852	$12,178,481
Contract rights	14,625,969	—	135,164	14,761,133

Total	$25,815,328	$487,270	$637,016	$26,939,614

Amortization of contract rights is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. The contract rights are owned solely by us and are expected to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, the contract rights are not currently included in the balance of noncontrolling interests.
Due to our current financing arrangement for the development of the Michigan project through a 50%-owned joint venture, we believe we are exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46(R)), we consider the joint venture to be a variable interest entity that requires consolidation into our financial statements.
Recently issued accounting pronouncements
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the potential impact SFAS No. 160 will have on our financial statements when adopted.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations, if any, once adopted.
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

Results of continuing operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Operating revenues. For the three months ended March 31, 2008, total operating revenues from continuing operations increased by $900,032, or 53.9%, as compared to the prior year, due to revenues generated by Stockman’s, which was acquired on January 31, 2007. On a comparative basis to the same three-month period in the prior year, Stockman’s revenues were below the prior year primarily due to a decrease in slot revenue of $107,613 or 5.2% resulting from a decline in the market of approximately 3.5%.
Operating costs and expenses from continuing operations. For the three months ended March 31, 2008, total operating costs and expenses increased $174,790, or 6.0%, as compared to the prior year, primarily due to Stockman’s operating expenses from continuing operations of $1,831,949 and a decrease in employee-related expenses at the corporate level, which is discussed in more detail below.
Project development costs. For the three months ended March 31, 2008, project development costs decreased by $150,389, or 81.3%, as compared to the prior year, due to lower expenses related to new business development and reduced expenses for the tribal projects resulting from the bridge financing facility obtained by the Michigan tribe in the second quarter of 2007, which provided alternative funding of project development costs for the Michigan project.
Selling, general and administrative expense. For the three months ended March 31, 2008, selling, general and administrative expenses decreased by $157,633, or 9.0%, as compared to 2007. The decrease is primarily due to decreased employee-related expenses at the corporate level offset by an increase of $113,994, or 42.0%, in expenses at Stockman’s. Corporate expenses decreased by $233,786, or 16.5%, due to a decrease in stock compensation of $157,235, or 42.7%, and a decrease in bonus expense of $97,623, or 29.0%, as compared to the prior-year period.
Operating gains. For the three months ended March 31, 2008, operating gains increased by $1,609,241. The increase is primarily due to unrealized gains of $1.8 million related to the notes receivable from the Michigan Tribe, the estimated fair value of which was adjusted upward due to the Michigan Tribe obtaining construction financing for the project, and repaying $9.3 million of notes receivable in May 2008.
Other income (expense). For the three months ended March 31, 2008, other expenses increased by $45,808, or 60.8%, due to interest expense related to the debt utilized to fund the Stockman’s acquisition.
Income taxes. For the three months ended March 31, 2008, the effective income tax rate is approximately 40%, compared to 46% for the same period in 2007. The decrease in the effective tax rate from the prior year is due primarily to share-based compensation expense related to restricted stock grants in 2007 and the impact of unrealized gains on notes receivable.
Liquidity and capital resources
The Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We will continue to receive management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor of 8% in 2008 and 5% in years 2009 through 2011.
On a consolidated basis, for the three months ended March 31, 2008, cash provided by operations increased by $495,047 from $77,494 from the same period in 2007, primarily due to positive cash flows generated by the Stockman’s operation. Cash provided by investing activities was $6,624,520, an increase of $15,109,418 from the same three-month period of last year, primarily consisting of cash proceeds generated from the sale of the Holiday Inn Express in February 2008. In the prior-year period, the primary use of cash for investing activities related to the acquisition of Stockman’s casino. Cash used in financing activities increased $4,897,230, primarily due to repayment of long-term debt using the proceeds from the sale of the Holiday Inn Express.

At March 31, 2008, the Company has a cash balance of $7.2 million. Our future cash requirements include the payment of the Green Acres acquisition (which was repaid in full in May 2008), payment of our share of the construction financing fees related to the Michigan project (which was paid in May 2008), funding the remaining near and long-term cash requirements of our development expenses for the Michigan and Montana projects, our selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.
On February 20, 2008, we sold the Holiday Inn Express in Fallon, Nevada, for $7.2 million. Net cash proceeds of approximately $7.0 million were used to reduce the outstanding principal balance on the Nevada State Bank loan discussed below to $3.9 million, which increased the Company’s availability under the facility to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis, with no required principal payments until January 2016.
In connection with the acquisition of Stockman’s, we executed a promissory note payable to the seller which bears interest at 7.44% per annum, is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s
Long-term debt also includes a reducing revolving loan from Nevada State Bank. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $312,000 semiannually on January 1 and July 1, and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.41% per annum as of March 31, 2008 versus 7.39% for the same period last year, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. With the sale of the Holiday Inn Express in February 2008, the balance on the loan was reduced from $10.9 million to $3.9 million, and the Company’s availability under the facility increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rate basis, with no required principal payments until January 2016.
Michigan project
Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net revenues (defined effectively as net income before management fees) for seven years. The terms of our management agreement were approved by the NIGC in December 2007 and a revised management agreement was approved in April 2008 to incorporate the terms of the project financing.
Effective May 15, 2007, GEM acquired all of Green Acres’ interests in the casino project in Michigan for $10.0 million. GEM’s members equally funded an initial deposit of $500,000 in the second quarter of 2007, and the remaining balance was paid in May 2008. The repayment was funded with $9.3 million of proceeds received from a partial payment on the notes receivable related to the Michigan project, which was tied to the construction financing for the Michigan project. The remaining $5 million of notes receivable from the Michigan Tribe are now expected to be paid from the construction disbursement account 180 days after the opening of the casino. However, if there are insufficient funds in the construction disbursement account, the Michigan tribe is obligated to repay the $5 million in 60 equal monthly installments, with interest at prime plus 1%, beginning 180 days after the casino opens.
In February 2002, in exchange for funding a portion of the development costs, RAM advanced us $2,381,260, which was partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan tribe and accordingly, RAM exercised its conversion option on its $2,381,260 loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the Michigan joint venture, and the loan balance of $381,260, plus $611,718 of accrued interest on the original loan, became a liability of GEM. At March 31, 2008, total long-term liabilities to RAM were approximately $1.4 million, which bear interest at prime plus 1%, and are expected to mature in 2011.

Other projects
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
In June 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. On March 19, 2008, the Company announced that it was no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the development agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. Full House currently has advanced approximately $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, the Company expects to negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. The receivable from the Pueblo is valued based on the present value of a five-year collection period and a 21% discount rate. The collectability ultimately depends on what project the tribe develops.
Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. The majority of these costs are advanced to the tribes and are reimbursable to us, pursuant to management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of tribal gaming developers.
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.
Presently, we do not generate sufficient internal cash flow to fund the construction phase of our tribal casino projects. If we were to discontinue any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. At March 31, 2008, the notes receivable from Indian tribes have been discounted approximately $1.53 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
Because we have received financing proposals for our tribal casino projects, we expect to successfully obtain third-party funding for the construction stage of our tribal casino projects. However, if the Montana tribe is unable to obtain funding on acceptable terms, we believe we could either sell our rights to one or more projects, find a partner with funding, or abandon the project and have our receivables reimbursed from the gaming operations, if any, developed by another party.

Item 3. Quantitative and qualitative disclosures about market risk
Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.
Of our total outstanding debt of approximately $15.2 million at March 31, 2008, $4.79 million is subject to variable interest rates, which averaged 7.5% during the current quarter. The applicable interest rates are based on the prime lending rate or the five-year LIBOR/Swap rate; and therefore, the interest rate will fluctuate as the index lending rates change. Based on our outstanding variable rate debt at March 31, 2008, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $47,883. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
Safe harbor provision
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.
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
We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

Item 4(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures — As of March 31, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings currently pending or threatened involving the Company or any subsidiary.
Item 6. Exhibits

10.1	Third Amended and Restated Management Agreement between the Notawaseppi Huron Band of Potawatomi Indians, FireKeepers Development Authority and Gaming Entertainment (Michigan), LLC*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: May 14, 2008	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

10.1	Third Amended and Restated Management Agreement between the Notawaseppi Huron Band of Potawatomi Indians, FireKeepers Development Authority and Gaming Entertainment (Michigan), LLC*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith