Form 10-Q
period 2008-06-30
FULL HOUSE RESORTS INC
filed 2008-08-13
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2008, there were 19,350,276 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$6,030,688	$7,975,860
Accounts receivable, net	265,326	319,865
Prepaid expenses	387,543	351,658
Deposits and other current assets	384,911	172,120
Assets held for sale	45,000	6,960,762

	7,113,468	15,780,265

Property and equipment, net of accumulated depreciation of $4,406,016 and $3,848,439	8,975,353	9,227,113

Long-term assets related to tribal casino projects
Notes receivable	4,833,034	12,178,481
Contract rights, net of accumulated amortization of $699,655 and $670,927	16,817,487	14,761,133

	21,650,521	26,939,614

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	927,951	868,265

	11,236,471	11,176,785

	$48,975,813	$63,123,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$236,032	$259,124
Accounts payable	379,224	274,411
Accrued expenses	1,007,826	1,364,293

	1,623,082	1,897,828

Long-term debt to joint venture affiliate	2,515,590	1,255,478
Other long-term debt, net of current portion	4,127,384	21,693,314
Deferred income tax liability	667,716	359,023
Other long-term liabilities	73,024	17,231

	9,006,796	25,222,874

Noncontrolling interest in consolidated joint venture	4,808,021	4,232,775

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,342,276 shares issued and outstanding	1,934	1,934
Additional paid-in capital	42,702,372	42,702,372
Deferred compensation	(724,694)	(1,145,329)
Deficit	(6,818,616)	(7,890,849)

	35,160,996	33,668,128

	$48,975,813	$63,123,777

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
Revenues
Casino	$1,804,463	$2,005,397	$3,769,512	$3,354,187
Food and beverage	551,828	544,980	1,135,813	865,782
Other operating income	30,679	303,809	51,268	318,885

	2,386,970	2,854,186	4,956,593	4,538,854

Operating costs and expenses
Casino	677,550	689,792	1,277,336	1,079,835
Food and beverage	555,045	558,666	1,155,318	872,832
Project development costs	35,840	60,554	70,632	245,734
Selling, general and administrative	1,737,469	2,055,021	3,332,090	3,807,276
Depreciation and amortization	324,693	322,114	595,234	519,645

	3,330,597	3,686,147	6,430,610	6,525,322

Operating gains (losses)
Equity in net income of unconsolidated joint venture and management fee income	1,032,046	1,026,218	2,194,783	2,073,705
Unrealized gains (loss) on notes receivable, tribal governments	(61,840)	523,768	1,836,684	928,301
Impairment loss, assets held for sale	(85,000)	—	(85,000)	—

	885,206	1,549,986	3,946,467	3,002,006

Income (loss) from continuing operations before other income (expense)	(58,421)	718,025	2,472,450	1,015,538
Other income (expense)
Interest and other income	36,929	116,053	95,677	286,480
Interest expense	(118,491)	(362,435)	(298,385)	(623,275)

Income (loss) from continuing operations before noncontrolling interest in net income (loss) of consolidated joint venture and income taxes	(139,983)	471,643	2,269,742	678,743
Noncontrolling interest in net (income) loss of consolidated joint venture	188,434	(103,664)	(575,246)	(111,590)

Income from continuing operations before income taxes	48,451	367,979	1,694,496	567,153
Income taxes	(15,108)	(209,830)	(660,404)	(313,659)

Income from continuing operations	33,343	158,149	1,034,092	253,494
Income from discontinued operations, net of tax	—	78,084	38,141	73,710

Net income	$33,343	$236,233	$1,072,233	$327,204

Income from continuing operations per common share
Basic and diluted	$0.00	$0.01	$0.06	$0.02

Income from discontinued operations per common share
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Net income per common share
Basic and diluted	$0.00	$0.01	$0.06	$0.02

Weighted-average number of common shares outstanding
Basic	19,342,276	19,322,828	19,342,276	19,265,597

Diluted	19,342,276	19,322,996	19,342,276	19,265,597

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months
	ended June 30,
	2008	2007

Net cash provided by operating activities:	$631,558	$856,299

Investing activities:
Deposits and other cash costs of the Stockman’s Casino acquisition, net of cash acquired of $920,824 in 2007	—	(8,317,493)
Acquisition of contract rights and other assets	(2,085,082)	(304,464)
Purchase of property and equipment	(314,746)	(112,624)
Advances to tribal governments, net of $2,124 and $32,030 expensed	(71,336)	(235,623)
Proceeds from sale of assets	6,961,020	900
Proceeds from repayment of tribal advances	9,253,467	—
Other	8,856	—

Net cash provided by (used in) investing activities	13,752,179	(8,969,304)

Financing activities:
Dividends paid	—	(3,042,084)
Payments on long-term debt	(17,589,021)	(1,153,829)
Proceeds from borrowings from joint venture affiliate	1,260,112	—

Net cash used in financing activities	(16,328,909)	(4,195,913)

Net decrease in cash	(1,945,172)	(12,308,918)
Cash, beginning of period	7,975,860	22,117,482

Cash, end of period	$6,030,688	$9,808,564

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Full House Resorts, Inc. and its subsidiaries (collectively, the “Company”) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the period ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

2.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2008 and 2007, the Company recognized share-based compensation expense of $209,559 and $766,905, respectively, related to the amortization of restricted stock grants granted in prior years, which is included in selling, general and administrative expenses. For the six months ended June 30, 2008 and 2007, share-based compensation expense recognized was $420,635 and $1,135,216, respectively. At June 30, 2008, the Company has recorded deferred share-based compensation of $724,694, which is expected to be amortized through February 2010 using the straight-line method.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc (“HRI”). GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. GED has no non-operating income or expenses, is treated as a partnership for income tax purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to net income for each period presented, and there are no material differences between its income for financial and tax reporting purposes.

On June 18, 2007, the Company restructured its joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of the facility while providing the Company with guaranteed growth in its share of GED’s management fee for the remaining term of the management contract. Under the terms of the restructured management agreement, the Company is to receive the greater of 50% of GED’s management fees as currently prescribed under the management agreement, or an 8% increase in its 50% share of GED’s 2007 management fees. The 8% guaranteed growth factor applied to the 2007 management fees takes into account the expansion at Harrington that was completed in February 2008, and resets to 5% in 2009 through the expiration of the GED management contract in August 2011. As a result of the agreement, the Company has received or accrued additional management fee income of $135,175 and $207,624 for the three and six months ended June 30, 2008, respectively, which is included with the equity in net income of GED in the accompanying consolidated financial statements.

Unaudited summary information for GED’s operations is as follows:

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Management fee revenues	$1,897,000	$2,160,479	$4,181,483	$4,383,610
Net income	1,793,741	2,052,456	3,974,272	4,147,410
4.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the methods of fair value accounting described in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to value its financial assets that were previously carried at estimated fair value. The adoption of SFAS No. 157 in the first quarter of 2008 did not have any effect on net income. To date, the Company has chosen not to elect the fair value option as offered by Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

The Company’s financial assets that are measured at estimated fair value use inputs from among the three levels of the fair value hierarchy set forth in SFAS No. 157 as follows:
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

Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments, none of the Company’s financial assets are able to be measured using level 1 or 2 inputs and the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on management’s estimates of expected cash flow streams, future interest rates, casino opening dates and discount rates. The estimated casino opening dates used in the valuations take into account project-specific circumstances such as ongoing litigation, the status of required regulatory approvals, construction periods and other factors. Factors considered in the determination of an appropriate discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada, and discount rates produced by the widely-accepted Capital Asset Pricing Model (“CAPM”). The following key assumptions are used in the CAPM:

•	S&P 500, average benchmark investment returns (medium-term horizon risk premiums);

•	Risk free investment return equal to the trailing 10-year average for 90-day treasury bills;

•	Investment beta factor equal to the average of a peer group of similar entities in the hotel and gaming industry;

•	Project-specific adjustments based on the status of the project (i.e., litigation, regulatory approvals, tribal politics, etc.), and typical size premiums for “micro-cap” and “low-cap” companies
A tabular summary of the current period activity related to notes receivable from tribal governments, the fair value of which is estimated utilizing Level 3 inputs, is presented in Note 5.

5.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

The Company has notes receivable related to advances to tribes to fund tribal operations and development expenses related to potential casino projects. Repayment of these notes is contingent upon the development of the projects, and ultimately, the successful operation of the facilities. The Company’s agreements with the tribes provide for the reimbursement of these advances plus applicable interest either from the proceeds of any outside financing of the development, the actual operation itself or in the event that the Company does not complete the development, from the revenues of the tribal gaming operation following completion of development activities undertaken by others.

As of June 30, 2008 and December 31, 2007, notes receivable from tribal governments as follows:

	June 30,	December 31,
	2008	2007 *
Contractual (stated) amount (including interest)
FireKeepers Development
Authority	$5,000,000	$14,250,815
Other	1,258,904	1,308,859

	$6,258,904	$15,559,674

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development
Authority	$3,781,399	$11,189,359
Other	1,051,635	989,122

	$4,833,034	$12,178,481

*
Contractual amounts as of December 31, 2007, have been revised to conform to the current year presentation, and now include accrued interest of $1,475,574. However, the inclusion of interest for comparability did not change previously reported net income, since the related receivables are presented at their estimated fair values.

On May 6, 2008, the FireKeepers Development Authority (the “Authority”) closed on the sale of $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the Authority’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of $9.3 million on its notes receivable from the Authority which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million is to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, with interest at prime plus 1%.

During the current quarter, the estimated opening date for the FireKeepers Casino in Michigan was extended from the second quarter to the third quarter of 2009, based on the current contractual estimate of the construction period. The effect of the change in the estimated opening date reduced the estimated fair value of the note receivable by $152,070 to $3,781,399 as of June 30, 2008.

The Company also extended its estimated opening date for the Montana casino from the third quarter of 2009 to the fourth quarter of 2009. This revision is due to delays in regulatory approvals and the related effect waiting to begin construction during the favorable construction season of warmer months. Also during the current quarter, the discount rate used to estimate the fair value of the notes receivable related to the Montana casino project was increased from 22% to 24%, based on increased project specific risks. The combined effect of the changes in the estimated opening date and the discount rate reduced the estimated fair value of the note receivable related to the Montana project by $43,633 to $559,062 as of June 30, 2008.

In March 2008, the Company formally decided to no longer pursue the Nambé Pueblo project. However, the Pueblo has affirmed its responsibility to repay reimbursable development advances of approximately $662,000 out of any future gaming revenues. Management of the Company currently believes that the Nambé Pueblo intend to develop a slot machine parlor with approximately 200 devices, which would be attached to a travel center currently under development, which would provide the Nambé Pueblo the financial wherewithal to repay the amounts owed to the Company. Management has estimated the fair value of the note receivable from the Nambé Pueblo at $492,573 as of June 30, 2008.

The following table summarizes the changes in fair market value of notes receivable from tribal governments, determined using Level 3 fair value inputs, from January 1, 2008 to June 30, 2008:

		FireKeepers
		Development
	Total	Authority	Other tribes

Balances, January 1, 2008	$12,178,481	$11,189,359	$989,122

Total advances	85,604	—	85,604

Advances allocated to contract rights	(16,392)	—	(16,392)

Advances expensed as period costs	2,124	2,124	—

Repayment of notes receivable	(9,253,467)	(9,253,467)	—

Unrealized gains included in earnings	1,836,684	1,843,383	(6,699)

Balances, June 30, 2008	$4,833,034	$3,781,399	$1,051,635

6.	CONTRACT RIGHTS

Contract rights consist of the following as of:

		Accumulated
June 30, 2008	Cost	Amortization	Net
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	13,210,373	(699,655)	12,510,718
Other projects	151,556	—	151,556

	$17,517,142	$(699,655)	$16,817,487

		Accumulated
December 31, 2007	Cost	Amortization	Net
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	11,141,683	(670,927)	10,470,756
Other projects	135,164	—	135,164

	$15,432,060	$(670,927)	$14,761,133

In connection with the Authority’s financing of the FireKeepers Casino development, GEM funded $2,068,690 of financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional contract rights related to the FireKeepers project in the second quarter of 2008.

In the fourth quarter of 2007, the Company recorded impairment losses related to the Navajo Nation (“Manuelito”) and Nambé Pueblo contract rights of $200,000 and $207,534, respectively, based on information indicating that these projects would not be developed. During the second quarter of 2008, the Company formally approved and began executing a plan to sell land purchased for the Manuelito project. As a result, the land has been reclassified to current assets held for sale and adjusted to its estimated net realizable value of $45,000, which resulted in an additional impairment loss of $85,000.

7.	LONG-TERM DEBT

At June 30, 2008 and December 31, 2007, long-term debt consists of the following:

	June 30,	December 31,
	2008	2007

Long-term debt, joint venture affiliate:
Promissory note, maturing in 2011, interest at 1% above the prime rate (6.00% at June 30, 2008 and 8.25% at December 31, 2007)	$2,515,590	$1,255,478

Long-term debt, other:
Reducing revolving loan agreement, $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.41% at June 30, 2008 and December 31, 2007)	$3,405,274	$11,401,000
Long-term obligation related to the acquisition of additional contract rights related to the Michigan project, payable in full within 30 days after Michigan project financing is obtained	—	9,500,000
Promissory note, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	958,142	1,051,438

	4,363,416	21,952,438
Less current portion	(236,032)	(259,124)

	$4,127,384	$21,693,314

Reducing Revolving Loan (the “Revolver”). The maximum amount permitted to be outstanding under the Revolver decreases $312,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the Revolver provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of this filing.

During the first quarter of 2008, proceeds from the sale of the Holiday Inn Express in Fallon, Nevada were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $5.3 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of June 30, 2008, there are no additional required principal payments due on the Revolver until January 2017.

Peters’ Family Trust Promissory Note. The promissory note in the amount of $1.25 million, payable to the seller of Stockman’s, is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.

Green Acres. Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (Green Acres) whereby GEM acquired all of Green Acres’ interests in the Nottawaseppi Huron Band of Potawatomi casino project in Michigan for $10 million. GEM’s members equally funded an initial deposit of $500,000. The remaining obligation of $9.5 million, although unsecured, was recorded as a long-term liability once the management agreement between GEM and the Authority was approved in December 2007. On May 6, 2008, in conjunction with the financing of the FireKeepers Casino, the Company applied the proceeds of the $9.3 million tribal receivable reimbursement to pay off the remaining balance of the $9.5 million Green Acres liability.

Scheduled maturities of long-term debt (including obligations to joint venture affiliate) are as follows:

Annual periods ending June 30,
2009	$236,032
2010	254,205
2011	2,789,366
2012	194,129
2013	—
Thereafter	3,405,274

$6,879,006

In 2013, there is no scheduled long-term debt maturing since the Peters’ promissory note matures in 2012 and there are no required principal payments due on the Revolver until January 2017.

8.	INCOME TAXES

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), was adopted by the Company in the first quarter of 2007. Based on management’s assessment of its tax positions in accordance with FIN 48, there was no effect on its opening retained earnings or the current periods’ results of operations as a result of the adoption of FIN 48.

For the periods ended June 30, 2008 and 2007, the difference between the Company’s estimated effective and the federal statutory tax rate was primarily due to a state tax provision applicable to GED, net of the federal benefit, as well as the treatment of share-based compensation.

9.	SEGMENT REPORTING

Since the acquisition of Stockman’s in January 2007, the Company is comprised of three primary business segments. The operations segment includes Stockman’s Casino operation in Fallon, Nevada and until February 2008, included the operation of the Holiday Inn Express, which was sold. Accordingly, the operating results of the hotel are included in discontinued operations in all periods presented, and are therefore not included in the table below. The development/management segment includes costs associated with tribal casino projects and the Delaware joint venture. The Corporate segment includes general and administrative expenses of the Company.

The following tables reflect selected segment information for the three and six months ended June 30, 2008 and 2007.
Selected statement of operations data (from continuing operations) for the three months ended June 30,

		Development/
2008	Casino Operations	Management	Corporate	Consolidated
Revenues	$2,386,935	$—	$35	$2,386,970
Selling, general and administrative	517,503	159,287	1,060,679	1,737,469
Depreciation and amortization	295,406	9,576	19,711	324,693
Operating gains	—	885,206	—	885,206
Income(loss) from continuing operations before other income(expense)	341,431	681,030	(1,080,882)	(58,421)
Income(loss) from continuing operations	342,648	608,455	(917,760)	33,343

		Development/
2007	Casino Operations	Management	Corporate	Consolidated
Revenues	$2,570,632	$—	$283,554	$2,854,186
Selling, general and administrative	400,051	55,047	1,599,923	2,055,021
Depreciation and amortization	303,660	16,650	1,804	322,114
Operating gains	—	1,549,986	—	1,549,986
Income(loss) from continuing operations before other income(expense)	618,463	1,411,253	(1,311,691)	718,025
Income(loss) from continuing operations	667,304	1,224,384	(1,733,539)	158,149
Selected statement of operations data (from continuing operations) for the six months ended June 30,

		Development/
2008	Casino Operations	Management	Corporate	Consolidated
Revenues	$4,956,535	$—	$58	$4,956,593
Selling, general and administrative	905,516	181,781	2,244,793	3,332,090
Depreciation and amortization	539,282	28,728	27,224	595,234
Operating gains	—	3,946,467	—	3,946,467
Income(loss) from continuing operations before other income(expense)	1,079,082	3,666,645	(2,273,277)	2,472,450
Income(loss) from continuing operations	1,130,123	3,480,187	(3,576,218)	1,034,092

		Development/
2007	Casino Operations	Management	Corporate	Consolidated
Revenues	$4,255,300	$—	$283,554	$4,538,854
Selling, general and administrative	673,904	115,548	3,017,824	3,807,276
Depreciation and amortization	482,156	33,300	4,189	519,645
Operating gains	—	3,002,006	—	3,002,006
Income(loss) from continuing operations before other income(expense)	1,146,571	2,609,935	(2,740,968)	1,015,538
Income(loss) from continuing operations	1,199,529	2,353,301	(3,299,336)	253,494

Selected balance sheet data (related to continuing operations) as of June 30,

		Development/
2008	Casino Operations	Management	Corporate	Consolidated
Assets	$20,843,467	$22,057,472	$6,074,874	$48,975,813
Property and equipment, net	8,748,209	1,732	225,412	8,975,353
Goodwill	10,308,520	—	—	10,308,520
Liabilities	682,404	4,898,342	3,426,050	9,006,796

		Development/
2007	Casino Operations	Management	Corporate	Consolidated
Assets	$23,302,942	$17,998,425	$9,861,195	$51,162,562
Property and equipment, net	9,077,445	—	22,978	9,100,423
Goodwill	12,240,654	—	—	12,240,654
Liabilities	533,454	2,537,680	19,951,687	23,022,821
10.	CONTINGENCIES

Uninsured cash deposits. The Company has cash on deposit with Nevada State Bank substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.

Miscellaneous legal matters. The Company is involved in various inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management is unable to estimate losses, if any, to be incurred in connection with these matters, and currently believes that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
Full House Resorts, Inc. (“we,” “us,” “our,” “Full House,” or the “Company”), develops, manages and/or invests in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations. The Company seeks to expand through acquiring, managing, or developing casinos in profitable markets. We are currently a 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”). GED has a management contract through 2011 with Harrington Raceway and Casino, formerly known as Midway Slots and Simulcast, at the Delaware State Fairgrounds in Harrington, Delaware (“Harrington Casino”). Harrington Casino has approximately 2,100 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area. In February 2008, an expansion and renovation of Harrington Casino was completed increasing the number of gaming devices from 1,580 to approximately 2,100, and improving the pre-existing food and beverage outlets.
On June 18, 2007, the Company restructured its joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of Harrington Casino, while providing the Company with guaranteed growth in its share of GED’s management fee for the remaining term of the management contract. Under the terms of the restructured management agreement, the Company is to receive the greater of 50% of GED’s 2008 management fees as currently prescribed under the management agreement, or an 8% increase in its share of GED’s management fees earned in 2007, The 8% guaranteed growth factor takes into account the expansion at Harrington Casino that was completed in February 2008, and it resets to 5% in 2009 through the expiration of the GED management contract in August 2011.
We own 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the “Michigan tribe”), for the development and management of the FireKeepers Casino in the Battle Creek, Michigan area. An initial version of the management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version containing provisions required by the project financing investors was approved by the NIGC on April 21, 2008.
Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (“Green Acres”) to acquire all of Green Acres’ interests in the FireKeepers Casino project for $10 million. Prior to the execution of the agreement, Green Acres had a right to receive royalty payments based on numerous metrics, which would approximate in excess of 15% of the total management fee to be received by GEM from the operation of the FireKeepers Casino. GEM’s members (RAM and the Company) equally funded an initial deposit of $500,000 and the remaining obligation became due once financing was obtained as part of the project funding for the casino. On May 6, 2008, the FireKeepers Development Authority of the Nottawaseppi Huron Band of Potawatomi Michigan tribe (the “Authority”) closed on $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino. In connection with the Michigan project financing, GEM received partial reimbursement of its tribal notes receivable in the amount of $9.3 million, which was used to repay the remaining obligation to Green Acres. With financing in place, construction has commenced and we expect the casino to open in the third quarter of 2009. The planned casino is expected to have more than 3,000 gaming positions.
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, located in Fallon, Nevada, which has approximately 8,400 square feet of gaming space with approximately 260 slot machines, four table games and keno, a bar, fine dining restaurant and a coffee shop. On October 1, 2007, we entered into an agreement to sell the Holiday Inn Express hotel, which was acquired as part of the stock purchase. The sale was consummated in February 2008, resulting in net cash proceeds of approximately $7.0 million, which were used to repay long-term debt.
In addition, the Company has development and management agreements with the Northern Cheyenne Nation of Montana (the “Montana tribe”) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreement is subject to approval by the NIGC, while the development agreement obligates the Montana tribe to reimburse any development advances from future gaming revenue in the event the management agreement is not approved.

Critical accounting estimates and policies
Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact- and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent valuation consultants to assist management in preparing and periodically updating market and/or feasibility studies for use in the preparation of forecasted cash flows. Our conclusions are reviewed as warranted by changing conditions.
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
The development phase of each relationship commences with the signing of the respective agreements and continues until the casinos open for business. Thereafter, the management phase of the relationship, governed by the management contract, typically continues for a period of between five to seven years. We make advances to the tribes, recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management agreement, we typically earn a management fee calculated as a percentage of the net income of the gaming facility. In addition, repayment of the loans and the manager’s fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:
•	a certain minimum monthly priority payment to the tribe;
•	repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon;
•	repayment of various debt with interest accrued thereon due to us;
•	management fee to us;
•	other obligations; and
•	the remaining funds distributed to the tribe.
Notes receivable. We account for our notes receivable from and management contracts with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity is terminated prior to completion, we generally retain the right to collect on our notes receivable in the event a casino project is completed by another developer. Because we do not consider the stated rate of interest on the notes receivable to be commensurate with the risk inherent in these projects (prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as either an intangible asset (contract rights), or expensed as period costs of retaining such rights if the rights were acquired in a separate, unbundled transaction.
Subsequent to its effective initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, using “Level 3 inputs,” which are defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), as unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing an asset or liability. Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.
The estimated fair value of our notes receivable related to tribal casino projects make up approximately 10% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value our notes receivable are reported as unrealized gains (losses) which do affect net income, but do not affect cash flows.

The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007*
Aggregate face amount of the notes receivable (including interest)	$6,258,904	$15,559,674

Estimated years until opening of casino:
FireKeepers	1.25	1.50
Montana	1.50	1.75

Discount rate:
FireKeepers	17.0%	17.5%
Montana	24.0%	22.5%

Estimated probability rate of casino opening:
FireKeepers	97%	96%
Montana	71%	80%

*
Contractual amounts as of December 31, 2007, have been revised to conform to the current year presentation, and now include accrued interest of $1,475,574. However, the inclusion of interest for comparability did not result in any change in previously recorded net income since the related notes receivable are presented at their estimated fair values.

For the portion of the notes not repaid prior to the commencement of operations, management estimates that the stated interest rates during the loan repayment terms will be commensurate with the inherent risk at that time. The estimated probability rates have been re-evaluated and modified accordingly, based on project-specific risks such as delays of regulatory approvals for the projects and review of the financing environment. The estimated casino opening dates used in the valuations take into account project-specific circumstances such as ongoing litigation, the status of required regulatory approvals, construction periods and other factors.
Factors that we consider in arriving at a discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada and discount rates produced by the widely accepted Capital Asset Pricing Model, or CAPM, using the following key assumptions:
•	S&P 500, 10 and 15-year average benchmark investment returns (medium-term horizon risk premiums);
•	Risk-free investment return equal to the trailing 10-year average for 90-day Treasury Bills;
•	Investment beta factor equal to the unlevered five-year average for the hotel/gaming industry; and
•
Project-specific adjustments based on typical size premiums for “micro-cap” and “low-cap” companies using 10 and 15-year averages, and the status of outstanding required regulatory approvals and/or litigation, if any.

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
Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.

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
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). For example, for the second through fifth year of operations, we estimate that our cash flow from management fees from the FireKeepers project will increase 4% to 10% annually. Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flow greatly exceeds the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats and three downtown Detroit casinos, whose published WPUD has consistently averaged above $270, as compared to $210 used in our undiscounted cash flow analysis. Our Michigan project is located approximately 120 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.
Summary of assets related to tribal casino projects
At June 30, 2008 and December 31, 2007, long-term assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	June 30,	December 31,
	2008	2007
Michigan project:
Notes receivable, tribal governments	$3,781,399	$11,189,359
Contract rights, net	16,665,931	14,625,969

	20,447,330	25,815,328

Other projects:
Notes receivable, tribal governments	1,051,635	989,122
Contract rights, net	151,556	135,164

	1,203,191	1,124,286

	$21,650,521	$26,939,614

As previously noted, the FireKeepers project comprises the majority of long-term assets related to Indian casino projects. We have an approved management agreement with the Authority for the development and operation of the FireKeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years commencing upon opening. The terms of an amended management agreement were approved by the NIGC in April 2008. In May 2008, in connection with the funding of project financing, $9.3 million of the notes receivable was repaid, which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5 million of the note receivable is expected to be repaid 180 days following opening of the casino, provided there are sufficient funds remaining in the construction disbursement account. If there are insufficient fund remaining in the construction disbursement account, the balance becomes payable in 60 equal monthly installments beginning 180 days after the commencement of operations of the casino, plus interest at prime plus 1%.

In connection with the Authority’s financing of the FireKeepers Casino development, GEM funded its portion of the financing costs totaling $2,068,690 which was recorded as additional contract rights related to the FireKeepers project in the second quarter of 2008.
In arriving at the estimated opening date for the Michigan project, which we believe will be in the third quarter of 2009, we considered the status of the following conditions and estimated the time necessary to complete the construction:
•	the tribe is federally recognized;
•	adequate land for the proposed casino resort has been placed in trust;
•	the tribe has a valid gaming compact with the State of Michigan;
•	the NIGC approved the management agreement;
•	the BIA issued a record of decision approving the final environmental impact statement in September 2006;
•	project financing was obtained in May 2008; and
•	construction commenced, with an anticipated construction period of approximately 15 months.
Also, during the current quarter, the estimated opening date for the FireKeepers Casino in Michigan was extended from June 2009 to August of 2009 based on the latest contractual construction timeline. The impact of the change in estimated opening date reduced the estimated fair value of the note receivable by $152,070 as of June 30, 2008.
At June 30, 2008 and December 31, 2007, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the FireKeepers project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

	June 30, 2008	December 31, 2007
• Discount rate increases 2.5%	$(131,085)	$(347,790)
• Discount rate decreases 2.5%	139,020	366,793
• Forecasted opening date delayed one quarter	(144,467)	(442,085)
• Forecasted opening date accelerated one quarter	149,128	460,273
The Company also extended its estimated opening date for the Montana casino from the third quarter of 2009 to the fourth quarter of 2009. This revision is due to delays in regulatory approvals and the related effect on the ability to begin construction during the favorable construction season of warmer months. Also during the current quarter, the discount rate for the Montana casino was increased from 22% to 24%, based on increased project specific risks. The combined impact of the changes in estimated opening date and the discount rate reduced the estimated fair value of the note receivable related to the Montana project by $43,633 to $559,062 as of June 30, 2008.
In March 2008, we announced that we are no longer pursuing the Nambé Pueblo project. No tribal advances or payment of costs have been made since January 2008. Pursuant to the terms of the development agreement, the Pueblo has recognized its obligation to reimburse all of the Company’s development advances for the project. To date, we have advanced $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, the Company expects to negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. However, as of December 31, 2007, the Company recorded an impairment loss associated with the related contract rights of $207,534, pending a resolution with the Pueblo. The estimated fair value of the receivable from the Pueblo is now based on the assumption that the Pueblo will develop a smaller scope project and will repay the advances over a five-year period after the project opens with interest at prime plus 2%. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 21% discount rate.

Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of typically between five and seven years, commencing 30 to 180 days after the opening of the project. At June 30, 2008, we estimate the following potential exposure resulting from a project not reaching completion:

June 30, 2008	FireKeepers	New Mexico	Montana	Total
Notes receivable	$3,781,399	$492,573	$559,062	$4,833,034
Contract rights	16,665,931	—	151,556	16,817,487

Total	$20,447,330	$492,573	$710,618	$21,650,521

Amortization of contract rights is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. The contract rights are owned solely by us and are expected to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, the contract rights are not currently included in the balance of non-controlling interests.
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
Recently issued accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. Although SFAS No. 157 is effective now (and has been adopted) for financial assets and liabilities carried at estimated fair value, it will become effective in fiscal 2009 for any nonfinancial assets and liabilities so carried, of which we have none. SFAS No. 159 is optional, and we have no present intent to adopt it. Therefore, no future effect of the non-financial provisions of SFAS No. 157 or SFAS No.159 on our future financial position, results of operations or cash flows is expected.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Among the effects of SFAS No. 160 will be the future exclusion from net income (loss) of the non-controlling interest therein and the relocation of such non-controlling interest to the stockholders’ equity section of the balance sheet, and we are currently do not expect any near-term effects of SFAS No. 160 on our future financial position, results of operations and operating cash flows.
Also in December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. SFAS No. 141R,is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We are currently evaluating how SFAS 141R will impact our financial statements, assuming we enter into business combination transactions on or after January 1, 2009

Results of continuing operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Operating revenues. For the three months ended June 30, 2008, total operating revenues from continuing operations decreased by $467,216, or 16.4%, as compared to the prior year. The 2007 period included a one-time payment of $283,554 received from the Hard Rock Casino in Biloxi, Mississippi in connection with a buyout agreement. In addition, quarter-over-quarter, Stockman’s revenues were down $183,697, or 7.2%, primarily due to a decrease in slot revenue of $227,841, or 12.1%, resulting from a decline in military activity in April and May compared to last year and a decline in the market share of approximately 2.4% early in the current quarter. The decrease in slot revenues was partially offset by an increase in keno revenue of $25,034, or 140%, due to keno losses in June 2007. Food and beverage revenue was relatively flat compared to prior year for the three months ended June 30, 2008.
Project development costs. For the three months ended June 30, 2008, project development costs decreased by $24,714 or 40.8%, as compared to the prior year, due to lower expenses related to new business development and reduced expenses for the tribal projects resulting primarily since the bridge financing facility obtained by the Authority in the second quarter of 2007, which provided alternative funding of project development costs for the FireKeepers project in addition to the termination of the Nambé project in the current year.
Selling, general and administrative expense. For the three months ended June 30, 2008, selling, general and administrative expenses decreased by $317,552, or 15.5%, as compared to the 2007 period due to a decrease in stock compensation of 557,346, or 72.7%. In the 2007 period, $337,590 of share-based compensation expense was recognized related to the vesting of 137,500 shares held by a former employee. The decrease in stock compensation was offset by increases in GEM travel and payroll expenses and increases in Stockman’s marketing and promotions.
Operating costs and expenses from continuing operations. For the three months ended June 30, 2008, total operating costs and expenses decreased $355,551, or 9.6%, as compared to the prior year, primarily due to a decrease in general and administrative expense of $317,552, or 15.5%, compared to the same three-month period in the prior year.
Operating gains. For the three months ended June 30, 2008, operating gains decreased by $664,780, or 42.9%, primarily due to unrealized losses of $61,840 related to the change in opening dates of the Montana and Michigan projects, compared to $523,768 of unrealized gains reflected in the prior year. Additionally, the current year includes an impairment loss of $85,000 related to the land previously held for tribal development in New Mexico.
Other income (expense). For the three months ended June 30, 2008, other expenses decreased by $164,819, or 66.9%, due to decreased interest expense related to the significant reduction in long-term debt in 2008 as compared to 2007.
Income taxes. For the three months ended June 30, 2008, the effective income tax rate is approximately 31.2%, compared to 57.0% for the same period in 2007. The decrease in the effective tax rate from the prior year is due primarily to share-based compensation expense related to restricted stock grants in 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Operating revenues. For the six months ended June 30, 2008, total operating revenues from continuing operations increased by $417,739, or 9.2%, as compared to the prior year. On a comparative basis to the same six-month period in the prior year, Stockman’s revenues were above the prior year because Stockman’s was owned for five months as of June 2007. Stockman’s slot revenue increased $311,905, or 7.6%, table games revenue increased by $64,287, or 45.4%, and keno revenue increased $39,132, or 92.4%, compared to the same six-month period in the prior year. Food and beverage revenue increased by $270,032, or 31.2%, compared to the same six-month period in the prior year.

Project development costs. For the six months ended June 30, 2008, project development costs decreased by $175,102, or 71.3%, as compared to the prior year, due to lower expenses related to new business development and reduced expenses for the tribal projects resulting primarily since the bridge financing facility obtained by the Michigan tribe in the second quarter of 2007, which provided alternative funding of project development costs for the Michigan project in addition to the termination of the Nambé project in the current year.
Selling, general and administrative expense. For the six months ended June 30, 2008, selling, general and administrative expenses decreased by $475,185, or 12.5%, as compared to 2007. The decrease is primarily due to decreased employee-related expenses at the corporate level offset by an increase of $231,612, or 34.4%, in expenses at Stockman’s. Corporate expenses decreased by $773,030, or 25.6%, due to a decrease in stock compensation of $714,581, or 62.9%. In the 2007 period, $337,590 of share-based compensation expense was recognized related to the vesting of 137,500 shares held by a former employee, which was partially offset by a decrease in bonus expense of $179,652, or 31.7%, as compared to the prior-year period.
Operating costs and expenses from continuing operations. For the six months ended June 30, 2008, total operating costs and expenses decreased $95,712, or 1.5%, as compared to the prior year, primarily due to a decrease in general and administrative expense of $475,185, or 12.5%, offset by an increase in casino and food and beverage expenses of $479,987, or 24.6%, as Stockman’s was acquired on January 31, 2007.
Operating gains. For the six months ended June 30, 2008, operating gains increased by $944,461 or 31.5% due to unrealized gains of $1.8 million related to the notes receivable from the Michigan Tribe, the estimated fair value of which was adjusted upward due to the Michigan Tribe obtaining construction financing for the project. This was partially offset by an impairment loss reflected in the current year related to an $85,000 impairment loss related to land previously held for tribal development in New Mexico.
Other income (expense). For the six months ended June 30, 2008, other expenses decreased by $134,087, or 39.8%, due to decreased interest expense related to the significant reduction in long-term debt in 2008 as compared to 2007.
Income taxes. For the six months ended June 30, 2008, the effective income tax rate is approximately 38.8% for the current year compared to 51.8% in the prior year. The decrease in the effective tax rate from the prior year is due primarily to share-based compensation expense related to restricted stock grants in 2007.
Liquidity and capital resources
The Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We will continue to receive management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor over the prior year of 8% in 2008 and 5% in years 2009 through August 2011.
On a consolidated basis, for the six months ended June 30, 2008, cash provided by operations decreased by $224,741 from $856,299 from the same period in 2007, primarily due to a decrease in cash flows generated by the Stockman’s operation resulting from the sale of the hotel and a decrease in slot revenues. Cash provided by investing activities was $13,752,179, an increase of $22,721,483 from the same six-month period of last year, primarily consisting of cash proceeds generated from the sale of the Holiday Inn Express in February 2008 and the repayment of tribal advances related to the FireKeepers project of $9,253,467 in April 2008, partially offset by $2,085,082 in cash used to acquire additional Michigan contract rights. In the prior-year period, the primary use of cash for investing activities related to the acquisition of Stockman’s Casino. Cash used in financing activities increased $12,132,996, primarily due to repayment of long-term debt using the net proceeds received from investing activities.
At June 30, 2008, the Company has a cash balance of approximately $6.0 million. Our future cash requirements include funding the remaining near and long-term cash requirements of our development expenses for the Michigan and Montana projects, our selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. A decrease in our cash receipts or the lack of available funding sources would limit our development.

On May 6, 2008, the FireKeepers Development Authority, (the “Authority”), closed on the sale of $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority, with the remaining $5.0 million to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, plus interest at prime plus 1%. On the same day, GEM funded $2,068,690 in financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional gaming rights related to the Michigan project.
In connection with the acquisition of Stockman’s, we executed a promissory note payable to the seller which bears interest at 7.44% per annum, is payable in 60 monthly installments of principal and interest and is secured by a second interest in the real estate of Stockman’s.
Long-term debt also includes a reducing revolving loan from Nevada State Bank. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $312,000 semiannually on January 1 and July 1, and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.41% per annum as of June 30, 2008 versus 7.39% for the same period last year, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. With the sale of the Holiday Inn Express in February 2008, the balance on the loan was reduced from $10.9 million to $3.9 million, and the Company’s availability under the facility increased to approximately $5.3 million. In addition, periodic payment requirements were reduced on a pro-rate basis, with no required principal payments until January 2017.
On July 7, 2008, we announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, our board of directors authorized the repurchase of up to $1,000,000 worth of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate us to acquire any particular amount of common stock and the plan may be suspended at any time at our discretion. As of the date this report on Form 10-Q was filed with the Securities and Exchange Commission, we have not purchased any shares under the Repurchase Plan.
FireKeepers project
GEM, our FireKeepers Casino joint venture, has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for a management fee of 26% of net revenues (defined effectively as net income before management fees) for seven years commencing upon opening of the FireKeepers Casino. The terms of our management agreement were approved by the NIGC in December 2007 and a revised management agreement was approved in April 2008 to incorporate the terms of the project financing.
Effective May 15, 2007, GEM acquired all of Green Acres’ interests in the FireKeepers project for $10.0 million. GEM’s members equally funded an initial deposit of $500,000 in the second quarter of 2007, and the remaining balance was paid in May 2008. The repayment was funded with $9.3 million of proceeds received from a partial payment on the notes receivable related to the FireKeepers project, which was tied to the construction financing for the project. The remaining $5 million of notes receivable from the Authority are now expected to be paid from the construction disbursement account 180 days after the opening of the casino. However, if there are insufficient funds in the construction disbursement account, the Authority is obligated to repay the $5 million in 60 equal monthly installments, with interest at prime plus 1%, beginning 180 days after the casino opens.
In February 2002, in exchange for funding a portion of the development costs, RAM advanced us $2,381,260, which was partially convertible into a capital contribution to the GEM joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Authority and accordingly, RAM exercised its conversion option on its $2,381,260 loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the GEM joint venture, and the loan balance of $381,260, plus $611,718 of accrued interest on the original loan, became a liability of GEM. At June 30, 2008, GEM’s total long-term liabilities to RAM were approximately $2.5 million, which bear interest at prime plus 1%, and are expected to mature in 2011.

Other projects
In May 2005, we entered into development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $18,000,000. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for approval.
In June 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. In March 2008, the Company announced that it was no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the development agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. Full House currently has advanced $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, the Company expects to negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. The receivable from the Pueblo is valued based on the present value of a five-year collection period and a 21% discount rate. The collectability ultimately depends on the quality and timing of the project development which we are monitoring, but have no influence over.
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
Presently, we do not generate sufficient internal cash flow to fund the construction phase of our tribal casino projects. If we were to discontinue any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. At June 30, 2008, the notes receivable from Indian tribes have been discounted approximately $1.43 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
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
Seasonality
We believe that our casino operations will be affected by seasonal factors, including holidays, weather and travel conditions. Our cash flow from GED is affected by our management agreement with Harrington where GED’s second quarter cash flow has been reduced by a rebate of management fees which forms the basis of GED’s on-going cash flow according to the amended management agreement.
Regulation and taxes
We and our casino projects are subject to extensive regulation by state gaming authorities. We will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on us.

The gaming industry represents a significant source of tax revenues to regulators. From time to time, various federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations and cash flows.
Off-balance sheet arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and qualitative disclosures about market risk
Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008, the carrying value of our cash and cash equivalents approximates fair value. However, we have cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.
Of our total outstanding debt of approximately $6.88 million at June 30, 2008, $5.92 million is subject to variable interest rates, which averaged 7.5% during the current quarter. The applicable interest rates are based on the prime lending rate or the five-year LIBOR/Swap rate; and therefore, the interest rate will fluctuate as the index lending rates change. Based on our outstanding variable rate debt at June 30, 2008, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $59,209. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
Item 4(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures — As of June 30, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting on May 29, 2008 at which Kenneth R. Adams, Carl G. Braunlich, Kathleen M. Caracciolo, Andre M. Hilliou, Lee A. Iacocca, Mark J. Miller and J. Michael Paulson were elected to our board of directors. Stockholders ratified the appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation (PBTK), as our independent auditors and approved the amendment to the 2006 Incentive Compensation Plan. No other proposals were presented at the 2007 annual meeting.
At the meeting the votes were cast as follows:

	In Favor	Withheld
Election of Kenneth R. Adams	13,234,392	68,390
Election of Carl G. Braunlich	13,239,492	63,290
Election of Kathleen M. Caracciolo	13,240,692	62,090
Election of Andre M. Hilliou	13,094,992	207,790
Election of Lee A. Iacocca	12,825,841	476,941
Election of Mark J. Miller	13,090,192	212,590
Election of J. Michael Paulson	13,243,492	59,290

	In Favor	Against	Abstain
Ratification of PBTK as independent auditors	13,244,604	46,433	11,745

	In Favor	Against	Abstain	Broker Non-votes
Amendment of the 2006 Incentive Compensation Plan	8,783,759	742,702	11,880	3,764,441

Item 6. Exhibits

3.1	Amended and Restated Bylaws of the Company incorporated by reference to the Company’s Form 8-K filed June 4, 2008, Exhibit 3.1.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: August 13, 2008
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