Form 10-Q
period 2008-09-30
FULL HOUSE RESORTS INC
filed 2008-11-13
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2008, there were 18,540,264 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash	$6,620,762	$7,975,860
Accounts receivable, net	631,714	319,865
Income tax refund receivable	248,868	—
Prepaid expenses	401,567	351,658
Deposits and other current assets	133,604	172,120
Assets held for sale	45,000	6,960,762

	8,081,515	15,780,265

Property and equipment, net of accumulated depreciation of $4,689,462 and $3,848,439	8,756,455	9,227,113

Long-term assets related to tribal casino projects
Notes receivable	4,985,177	12,178,481
Contract rights, net of accumulated amortization of $714,019 and $670,927	16,810,761	14,761,133

	21,795,938	26,939,614

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	840,850	868,265

	11,149,370	11,176,785

	$49,783,278	$63,123,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$221,086	$259,124
Accounts payable	287,153	274,411
Accrued expenses	1,055,378	1,364,293

	1,563,617	1,897,828
Long-term liabilities
Long-term debt due to joint venture affiliate, including accrued interest of $113,580 and $17,231	2,968,070	1,272,709
Other long-term debt, net of current portion	3,753,590	21,693,314
Deferred income tax liability	1,041,869	359,023

	9,327,146	25,222,874

Noncontrolling interest in consolidated joint venture	4,713,515	4,232,775

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,350,276 shares issued and 19,230,605 shares outstanding in 2008, and 19,342,276 shares issued and outstanding in 2007	1,935	1,934
Additional paid-in capital	42,716,771	42,702,372
Treasury stock, 119,671 shares in 2008	(182,010)	—
Deferred compensation	(515,135)	(1,145,329)
Deficit	(6,278,944)	(7,890,849)

	35,742,617	33,668,128

	$49,783,278	$63,123,777

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Casino	$1,925,134	$2,031,271	$5,694,645	$5,385,458
Food and beverage	498,175	587,103	1,633,989	1,452,885
Other operating income	21,017	14,223	72,285	333,108

	2,444,326	2,632,597	7,400,919	7,171,451

Operating costs and expenses
Casino	541,732	584,205	1,819,068	1,664,040
Food and beverage	599,502	534,368	1,754,819	1,407,200
Project development costs	62,392	102,541	133,024	348,274
Selling, general and administrative	1,534,118	1,446,772	4,866,210	5,254,049
Depreciation and amortization	306,889	326,874	902,123	932,568

	3,044,633	2,994,760	9,475,244	9,606,131

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	1,372,168	1,022,340	3,566,950	3,096,045
Unrealized gains (losses) on notes receivable, tribal governments	137,356	(209,106)	1,974,040	719,195
Impairment loss, land previously held for development	—	—	(85,000)	—

	1,509,524	813,234	5,455,990	3,815,240

Income from continuing operations before other income (expense) and noncontrolling interest in net income (loss) of consolidated joint venture and income taxes	909,217	451,071	3,381,665	1,380,560
Other income (expense)
Interest and other income	33,196	378,057	128,873	664,536
Interest expense	(122,381)	(329,330)	(420,767)	(952,605)

Income from continuing operations before noncontrolling interest in net income (loss) of consolidated joint venture and income taxes	820,032	499,798	3,089,771	1,092,491
Noncontrolling interest in net (income) loss of consolidated joint venture	94,506	(12,044)	(480,740)	(123,634)

Income from continuing operations before income taxes	914,538	487,754	2,609,031	968,857
Income taxes	(374,865)	33,077	(1,035,268)	(251,324)

Income from continuing operations	539,673	520,831	1,573,763	717,533
Income from discontinued operations, net of tax	—	83,960	38,142	214,461

Net income	$539,673	$604,791	$1,611,905	$931,994

Income from continuing operations per common share
Basic and diluted	$0.03	$0.03	$0.08	$0.04

Income from discontinued operations per common share
Basic and diluted	$0.00	$0.00	$0.00	$0.01

Net income per common share
Basic and diluted	$0.03	$0.03	$0.08	$0.05

Weighted-average number of common shares outstanding
Basic and diluted	19,332,356	19,342,276	19,338,969	19,291,437

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2008	2007

Net cash provided by operating activities	$1,550,235	$2,150,515

Investing activities:
Deposits and other cash costs of the Stockman’s Casino acquisition, net of cash acquired of $920,824	—	(8,317,493)
Acquisition of contract rights and other assets	(2,092,720)	(402,261)
Purchase of property and equipment	(379,517)	(157,510)
Advances to tribal governments, net of $2,124 and $33,277 expensed	(86,123)	(308,323)
Proceeds from sale of assets	6,961,020	900
Proceeds from repayment of tribal advances	9,253,467	—
Other	(700)	—

Net cash provided by (used in) investing activities	13,655,427	(9,184,687)

Financing activities:
Payments on long-term debt	(17,977,762)	(4,721,790)
Proceeds from borrowings from joint venture affiliate	1,599,012	—
Purchase of treasury stock	(182,010)	—
Dividends paid	—	(3,042,084)

Net cash used in financing activities	(16,560,760)	(7,763,874)

Net decrease in cash	(1,355,098)	(14,798,046)
Cash, beginning of period	7,975,860	22,117,482

Cash, end of period	$6,620,762	$7,319,436

See notes to unaudited condensed consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
These unaudited interim condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A (Amendment No. 1), filed April 1, 2008, for the year ended December 31, 2007, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”) (Note 10), has been consolidated pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.
2.	SHARE-BASED COMPENSATION
For the three months ended September 30, 2008 and 2007, the Company recognized share-based compensation expense of $223,959 and $228,844, respectively, related to the amortization of restricted stock grants in prior years and a stock grant in July 2008, which is included in selling, general and administrative expenses. For the nine months ended September 30, 2008 and 2007, share-based compensation expense recognized was $644,594 and $1,364,060, respectively. At September 30, 2008, the Company had deferred share-based compensation of $515,135, which is expected to be amortized through February 2010 using the straight-line method, by employee. Specifically, the Company expects to recognize share-based compensation expense of $209,561 in the fourth quarter of 2008, $288,885 in 2009 and $16,689 in 2010.
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

On June 18, 2007, the Company restructured its joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of the facility while providing the Company with guaranteed growth in its share of GED’s net income for the remaining term of the management contract. Under the terms of the restructured joint venture agreement, the Company is to receive the greater of 50% of GED’s net income as currently prescribed under the joint venture agreement, or an 8% increase in its 50% share of GED’s 2007 net income. The 8% guaranteed growth factor applied to the 2007 net income takes into account the expansion at Harrington that was completed in February 2008, and resets to an annual 5% growth rate in 2009 through the expiration of the GED management contract in August 2011. As a result of the restructured joint venture agreement, the Company has received or accrued additional guaranteed payments of $474,118 and 681,742 for the three and nine months ended September 30, 2008, respectively, which is included in the equity in net income of GED in the accompanying consolidated financial statements.
Unaudited summary information for GED’s operations is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Management fee revenues	$1,891,311	$2,177,901	$6,072,794	$6,561,511
Net income	1,796,144	2,044,678	5,770,416	6,192,088
4.	FAIR VALUE MEASUREMENTS
On January 1, 2008, the Company adopted the methods of fair value accounting described in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to value its financial assets that were previously carried at estimated fair value. The adoption of SFAS No. 157 in the first quarter of 2008 did not have any effect on the Company’s previously used fair value estimation methodology or on net income. Financial Accounting Standards Board Staff Position FAS 157-3, Determining the Fair Value of Financial Asset when the market for that asset is not active, (“FSP FAS 157-3”) was issued in October 2008 and was retroactively effective for the quarter ended September 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s valuation techniques, financial position, results of operations and cash flows.
To date, the Company has chosen not to elect the fair value option as offered by Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported on a historical cost basis.
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

The Company has no financial assets that are measured using level 1 or 2 inputs. Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments (Note 5), the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on management’s estimates of expected cash flow streams, future interest rates, casino opening dates and discount rates. The estimated casino opening dates used in the valuations take into account project-specific circumstances such as ongoing litigation, the status of required regulatory approvals, construction periods and other factors. Factors considered in the determination of an appropriate discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties outside of Nevada, and discount rates produced by the widely-accepted Capital Asset Pricing Model (“CAPM”). The following key assumptions are used in the CAPM:
•	S&P 500, average benchmark investment returns (medium-term horizon risk premiums);

•	Risk free investment return equal to the trailing 10-year average for 90-day treasury bills;

•	Investment beta factor equal to the average of a peer group of similar entities in the hotel and gaming industry;

•	Project-specific adjustments based on the status of the project (i.e., litigation, regulatory approvals, tribal politics, etc.), and typical size premiums for “micro-cap” and “low-cap” companies.
A tabular summary of the current period activity related to notes receivable from tribal governments, is presented in Note 5.
5.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS
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
As of September 30, 2008, and December 31, 2007, notes receivable from tribal governments as follows:

	September 30,	December 31,
	2008	2007 *
Contractual (stated) amount (including interest)
FireKeepers Development
Authority	$5,000,000	$14,250,815
Other	1,281,329	1,308,859

	$6,281,329	$15,559,674

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development
Authority	$3,931,389	$11,189,359
Other	1,053,788	989,122
	$4,985,177	$12,178,481

*
Presentation of contractual amounts as of December 31, 2007, has been revised to conform to the current year presentation, and now include accrued interest of $1,475,574. The inclusion of interest in the 2007 period was solely for comparability and did not change previously reported net income, since the related receivables, including accrued interest, are presented at their estimated fair values.

On May 6, 2008, the FireKeepers Development Authority (the “Authority”) closed on the sale of $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the Authority’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million is to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, with interest at prime plus 1%.
As of September 30, 2008, management extended its estimate of the opening date for the Montana casino from the fourth quarter of 2009 to the second quarter of 2010. Management had expected that the tribe would receive key federal and state approvals during the third quarter which were not received. Management also expects that a pending change in the federal administration will further delay the approval process until the second quarter of next year. The effect of the change in the estimated opening date reduced the estimated fair value of the note receivable related to the Montana project by $51,364 as of September 30, 2008.
In March 2008, management formally decided to discontinue pursuing the Nambé Pueblo project. However, the Pueblo has affirmed its responsibility to repay reimbursable development advances of approximately $662,000, plus interest at prime plus 2%, out of any future gaming revenues, if any. Management currently believes that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which would be attached to its travel center and provide the Nambé Pueblo with the financial wherewithal to repay the amounts owed to the Company. Accordingly, management has estimated the fair value of the note receivable from the Nambé Pueblo at $484,874 as of September 30, 2008.
The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, determined using Level 3 fair value inputs, from January 1, 2008, to September 30, 2008:

		FireKeepers
		Development
	Total	Authority	Other tribes
Balances, January 1, 2008	$12,178,481	$11,189,359	$989,122
Total advances	108,029	—	108,029
Advances allocated to contract rights	(24,030)	—	(24,030)
Advances expensed as period costs	2,124	2,124	—
Repayment of notes receivable	(9,253,467)	(9,253,467)	—

Unrealized gains (losses) included in earnings	1,974,040	1,993,373	(19,333)

Balances, September 30, 2008	$4,985,177	$3,931,389	$1,053,788

6.	CONTRACT RIGHTS
At September 30, 2008 and December 31, 2007, contract rights consist of the following:

		Accumulated
September 30, 2008	Cost	Amortization	Carrying value
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	13,210,373	(714,019)	12,496,354
Other projects	159,194	—	159,194

	$17,524,780	$(714,019)	$16,810,761

		Accumulated
December 31, 2007	Cost	Amortization	Carrying Value
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	11,141,683	(670,927)	10,470,756
Other projects	135,164	—	135,164

	$15,432,060	$(670,927)	$14,761,133

In connection with the Authority’s financing of the FireKeepers Casino development in the second quarter of 2008, GEM funded $2,068,690 of financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional contract rights related to the FireKeepers project. The financing costs paid by GEM were funded equally by the Company and by RAM.
In the fourth quarter of 2007, the Company recorded impairment losses related to the Navajo Nation (“Manuelito”) and Nambé Pueblo contract rights of $200,000 and $207,534, respectively, based on management’s decision to discontinue pursuing these projects. During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset held for sale and adjusted to its estimated net realizable value of $45,000, resulting in an additional impairment loss of $85,000 recognized in the second quarter of 2008.
7.	LONG-TERM DEBT
At September 30, 2008 and December 31, 2007, long-term debt consists of the following:

	September 30,	December 31,
	2008	2007

Long-term debt, due to joint venture affiliate:
Promissory note, expected to mature in 2011, interest at 1% above the prime rate (6.00% at September 30, 2008 and 8.25% at December 31, 2007)	$2,968,070	$1,272,709

Long-term debt, other:
Reducing revolving loan, $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.39% at September 30, 2008 and December 31, 2007)	$3,093,275	$11,401,000
Long-term obligation to Green Acres related to the acquisition of additional contract rights related to the Michigan project	—	9,500,000
Promissory note to Peter’s Family Trust, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	881,401	1,051,438

	3,974,676	21,952,438
Less current portion	(221,086)	(259,124)

	$3,753,590	$21,693,314

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
During the first quarter of 2008, proceeds from the sale of the Holiday Inn Express in Fallon, Nevada were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $5.3 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of September 30, 2008, there are no additional required principal payments due on the Revolver until January 2017.

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
Peters’ Family Trust Promissory Note. The promissory note in the amount of $1.25 million, payable to the seller of Stockman’s, is payable in 60 monthly installments of principal and interest and is secured by a second lien in the real estate of Stockman’s.
Scheduled maturities of long-term debt (including obligations to joint venture affiliate) are as follows:

Annual periods ending September 30,
2009	$221,086
2010	258,962
2011	3,246,970
2012	122,454
2013	—
Thereafter	3,093,274

$6,942,746

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
For the periods ended September 30, 2008, and 2007, the difference between the Company’s estimated effective and the federal statutory tax rate was primarily due to a state tax provision applicable to GED, net of the related federal benefit.
9.	SEGMENT REPORTING
Since the acquisition of Stockman’s in January 2007, the Company has been composed of three primary business segments. The following tables reflect selected segment information for the three and nine months ended September 30, 2008 and 2007. The operations segment includes the Stockman’s Casino operation in Fallon, Nevada, and until February 2008, included the operation of the Holiday Inn Express, which was sold. Accordingly, the operating results of the hotel are included in discontinued operations in all periods presented, and are therefore excluded from the table below. The development/management segment includes costs associated with tribal casino projects and the Delaware joint venture. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data (from continuing operations) for the three months ended September 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2008
Revenues	$2,442,926	$—	$1,400	$2,444,326
Selling, general and administrative expense	480,799	135,154	918,165	1,534,118
Depreciation and amortization	271,413	14,364	21,112	306,889
Operating gains	—	1,509,524	—	1,509,524
Income (loss) from continuing operations before other income (expense) and noncontrolling interest in net income (loss) of consolidated joint venture and income taxes	549,481	1,347,814	(988,078)	909,217
Income (loss) from continuing operations	551,049	780,256	(791,632)	539,673

2007
Revenues	$2,632,597	$—	$—	$2,632,597
Selling, general and administrative expense	490,999	22,137	933,636	1,446,772
Depreciation and amortization	310,806	14,364	1,704	326,874
Operating gains	—	813,234	—	813,234
Income (loss) from continuing operations before other income (expense) and noncontrolling interest in net income (loss) of consolidated joint venture and income taxes	712,219	711,395	(972,543)	451,071
Income (loss) from continuing operations	768,358	946,176	(1,193,703)	520,831

Selected statement of operations data (from continuing operations) for the nine months ended September 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2008
Revenues	$7,399,461	$—	$1,458	$7,400,919
Selling, general and administrative expense	1,386,315	316,935	3,162,960	4,866,210
Depreciation and amortization	810,696	43,092	48,335	902,123
Operating gains	—	5,455,990	—	5,455,990
Income (loss) from continuing operations before other income (expense) and noncontrolling interest in net income (loss) of consolidated joint venture and income taxes	1,628,562	5,014,461	(3,261,358)	3,381,665
Income (loss) from continuing operations	1,658,564	4,667,024	(4,751,825)	1,573,763

2007
Revenues	$6,887,897	$—	$283,554	$7,171,451
Selling, general and administrative expense	1,164,904	137,684	3,951,461	5,254,049
Depreciation and amortization	879,011	47,664	5,893	932,568
Operating gains	—	3,815,240	—	3,815,240
Income (loss) from continuing operations before other income(expense) and noncontrolling interest in net income (loss) of consolidated joint venture and income taxes	1,772,741	3,321,331	(3,713,512)	1,380,560
Income (loss) from continuing operations	1,911,096	3,299,476	(4,493,039)	717,533

Selected balance sheet data (related to continuing operations) as of September 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2008
Assets	$20,578,005	$22,555,490	$6,649,783	$49,783,278
Property and equipment, net	8,549,403	1,732	205,320	8,756,455
Goodwill	10,308,520	—	—	10,308,520
Liabilities	629,358	5,338,693	3,359,095	9,327,146

2007
Assets	$23,841,691	$17,744,988	$7,699,063	$49,285,742
Property and equipment, net	9,758,287	—	13,665	9,771,952
Goodwill	12,041,668	—	—	12,041,668
Liabilities	503,132	2,292,694	16,665,444	19,461,270

10.	CONTINGENCIES
Uninsured cash deposits. The Company frequently has cash on deposit substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments. However, the extent of loss, if any, to be sustained as a result of the Company’s uninsured deposits is not subject to estimation at this time.
Legal matters. On October 20, 2008, the Company and certain officers individually were served with a complaint filed by RAM and Robert A. Mathewson alleging breach of contract and other claims related to the resolution in 2005 of claims by Gaming Entertainment (California) LLC, an inactive investee of the Company, against the Torres-Martinez Tribe of California. Due to the recent filing of the complaint, none of the parties have commenced discovery and management is currently unable to estimate the range of loss and likelihood of a potential outcome related to this matter. Accordingly, no provision for loss has been provided in connection therewith. However, management believes that the allegations in the complaint are without merit and will vigorously defend the action.
11.	STOCK REPURCHASE PLAN
On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1,000,000 of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1,000,000 of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through September 30, 2008, the Company had repurchased 119,671 shares at a weighted average-price per share of $1.49, costing $182,010, (including commissions and other related transaction costs). As of November 7, 2008, the Company has repurchased an aggregate of 810,012 shares of treasury stock at a weighted-average price of $1.28 per share, costing $1,061,850, (including commissions and other related transaction costs). The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at management’s discretion.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
Overview
Full House Resorts, Inc. (“we,” “us,” “our,” “Full House,” or the “Company”), principally develops, manages and/or invests in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations. The Company seeks to expand through acquiring, managing, or developing casinos in profitable markets. We are currently a 50% noncontrolling investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”). GED has a management contract through 2011 with Harrington Raceway and Casino, formerly known as Midway Slots and Simulcast, at the Delaware State Fairgrounds in Harrington, Delaware (“Harrington Casino”). Harrington Casino has approximately 2,100 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area. In February 2008, an expansion and renovation of Harrington Casino was completed increasing the number of gaming devices from 1,580 to approximately 2,100, and improving the pre-existing food and beverage outlets.
On June 18, 2007, the Company restructured its joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of Harrington Casino, while providing the Company with guaranteed growth in its adjusted fee entitlement of GED’s management fee for the remaining term of the management contract. Under the terms of the restructured management agreement, the Company is to receive the greater of 50% of GED’s 2008 management fees as currently prescribed under the management agreement or an 8% increase in its share of GED’s management fees earned in 2007. The 8% guaranteed growth factor takes into account the expansion at Harrington Casino that was completed in February 2008, and it resets to an annual 5% growth rate in 2009 through the expiration of the GED management contract in August 2011.
We also own 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a controlled (and, therefore, consolidated) joint venture with RAM Entertainment, LLC (“RAM”), a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the “Michigan tribe”), for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The initial version of the management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version containing provisions required by the project financing investors was approved by the NIGC on April 21, 2008. The FireKeepers casino is currently being constructed, and it is expected to open during the third quarter of 2009.
Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (“Green Acres”) to acquire all of Green Acres’ interests in the FireKeepers Casino project for $10 million. Prior to the execution of the agreement, Green Acres had a right to receive royalty payments based on numerous metrics, which would approximate in excess of 15% of the total management fee to be received by GEM from the operation of the FireKeepers Casino. GEM’s members (RAM and the Company) equally funded an initial deposit of $500,000 and the remaining obligation became due once financing was obtained as part of the project funding for the casino. On May 6, 2008, the FireKeepers Development Authority of the Nottawaseppi Huron Band of Potawatomi Michigan tribe (the “Authority”) closed on $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino. In connection with the Michigan project financing, GEM received partial reimbursement of its tribal notes receivable in the amount of $9.3 million, which was used to repay the remaining obligation to Green Acres. With financing in place, construction has commenced and is progressing on schedule. We continue to expect the casino to open in the third quarter of 2009. The casino is expected to have more than 3,000 gaming positions.
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino, located in Fallon, Nevada, which has approximately 8,400 square feet of gaming space with approximately 260 slot machines, four table games and keno, a bar, fine dining restaurant and a coffee shop. On October 1, 2007, we entered into an agreement to sell the adjoining Holiday Inn Express hotel, which was acquired as part of the stock purchase. The sale was consummated in February 2008, resulting in net cash proceeds of approximately $7.0 million, which were used to repay long-term debt. Operations of the Holiday Inn Express hotel have been accounted for in the Company’s consolidated financial statements as discontinued.

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
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact- and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent valuation consultants to assist management in preparing and periodically updating market and/or feasibility studies for use in the preparation of forecasted cash flows. We review our conclusions as warranted by changing conditions.
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
In initially assessing the financial feasibility of the project, we analyze the proposed facilities and their location in relation to market conditions, including customer demographics and existing and proposed competition for the project. Typically, independent consultants are also hired to prepare market and financial feasibility reports. These reports are reviewed by management and updated periodically as conditions change.

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
Notes receivable. We account for and present our notes receivable from and management contracts with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity were to be terminated prior to completion, we generally would retain the right to collect on our notes receivable in the event a casino project is completed by another developer. Because we ordinarily do not consider the stated rate of interest on the notes receivable to be commensurate with the risk inherent in these projects (prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as either an intangible asset (contract rights), or if the rights were acquired in a separate, unbundled transaction, expensed as period costs of retaining such rights.
Subsequent to its effective initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, using “Level 3 inputs,” which are defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), as unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board Staff Position FAS 157-3, Determining the Fair Value of Financial Asset when the market for that asset is not active, (“FSP FAS 157-3”) was issued in October 2008 and was retroactively effective for the quarter ended September 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s valuation techniques, financial position, results of operations and cash flows.
Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.

The estimated fair value of our notes receivable related to tribal casino projects make up approximately 10% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows.
The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007*
Aggregate face amount of the notes receivable (including interest)	$6,281,329	$15,559,674

Estimated years until opening of casino:
FireKeepers	1.00	1.50
Montana	1.75	1.75

Discount rate:
FireKeepers	17.0%	17.5%
Montana	23.5%	22.5%

Estimated probability of the casino opening as expected:
FireKeepers	96%	96%
Montana	70%	80%

*
Presentation of contractual amounts as of December 31, 2007, has been revised to conform to the current year presentation, and now include accrued interest of $1,475,574. The inclusion of interest in the 2007 period was solely for comparability and did not change previously reported net income, since the related receivables are presented, including accrued interest, at their estimated fair values.

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

We do not adjust notes receivable to an estimated fair value that exceeds the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized in the consolidated financial statements during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations.
Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments made pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.
Contract rights. Contract rights are recognized as intangible assets related to the acquisition of the management agreements and periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis and amortized using the straight-line method over the lesser of seven years or contractual lives of the agreements, typically beginning upon commencement of casino operations. In the event the carrying value of the intangible assets were to exceed the undiscounted cash flow, the difference between the estimated fair value and net carrying value of the assets would be charged to operations.
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants to assist management in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats and three downtown Detroit casinos, whose published WPUD has consistently averaged above the $255 used in our undiscounted cash flow analysis. Our Michigan project is located approximately 120 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.
Summary of assets related to tribal casino projects
At September 30, 2008, and December 31, 2007, long-term assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	September 30,	December 31,
	2008	2007
Michigan project:
Notes receivable, tribal governments	$3,931,389	$11,189,359
Contract rights, net	16,651,567	14,625,969

	20,582,956	25,815,328

Other projects:
Notes receivable, tribal governments	1,053,788	989,122
Contract rights, net	159,194	135,164

	1,212,982	1,124,286

	$21,795,938	$26,939,614

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
In connection with the Authority’s financing of the FireKeepers Casino development, GEM funded its portion of the financing costs totaling $2,068,690 which was recorded as additional contract rights related to the FireKeepers project in the second quarter of 2008. The financing costs were funded equally by the Company and RAM.
In arriving at the estimated opening date for the Michigan project, which we believe will be in the third quarter of 2009, we considered the status of the following conditions and estimated the time necessary to complete the construction:
•	the tribe is federally recognized;

•	adequate land for the proposed casino resort has been placed in trust;

•	the tribe has a valid gaming compact with the State of Michigan;

•	the NIGC approved the management agreement;

•	the BIA issued a record of decision approving the final environmental impact statement in September 2006;

•	project financing was obtained in May 2008;

•	construction commenced, with an anticipated construction period of approximately 15 months; and

•	construction to date has progressed on schedule.
At September 30, 2008 and December 31, 2007, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the FireKeepers project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

		September 30, 2008	December 31, 2007
•	Discount rate increases 2.5%	$(117,164)	$(347,790)
•	Discount rate decreases 2.5%	123,594	366,793
•	Forecasted opening date delayed one quarter	(144,467)	(442,085)
•	Forecasted opening date accelerated one quarter	150,251	460,273
The Company extended its estimated opening date for the Montana casino from the fourth quarter of 2009 to the second quarter of 2010. The Company had expected that the tribe would receive key federal and state approvals during the third quarter which were not received and the pending change in the federal administration is expected to further delay the approval process until the second quarter of next year. The effect of the change in the estimated opening date reduced the estimated fair value of the note receivable related to the Montana project by $51,364 as of September 30, 2008.
In March 2008, we announced that we are no longer pursuing the Nambé Pueblo project. No tribal advances or payment of costs have been made since January 2008. Pursuant to the terms of the development agreement, the Pueblo has recognized its obligation to reimburse all of the Company’s development advances for the project. To date, we have advanced $662,453 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, the Company expects to negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. However, as of December 31, 2007, the Company recorded an impairment loss associated with the related contract rights of $207,534, pending a resolution with the Pueblo. The estimated fair value of the receivable from the Pueblo is now based on the assumption that the Pueblo will develop a smaller scope project and will repay the advances over a five-year period after the project opens with interest at prime plus 2%. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 20.5% discount rate.

Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of typically between five and seven years, commencing 30 to 180 days after the opening of the project. At September 30, 2008, we estimate the following potential exposure resulting from a project not reaching completion:

September 30, 2008	FireKeepers	New Mexico	Montana	Total
Notes receivable	$3,931,389	$484,875	$568,913	$4,985,177
Contract rights	16,651,567	—	159,194	16,810,761

Total	$20,582,956	$484,875	$728,107	$21,795,938

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
Due to our current financing arrangement for the development of the Michigan project through a 50%-owned joint venture, we believe we are exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46(R)), we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements.
Recently issued accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. Although SFAS No. 157 is effective now (and has been adopted) for financial assets and liabilities carried at estimated fair value, it will become effective in 2009 for any nonfinancial assets and liabilities so carried, but we have none. Adoption of SFAS No. 159 is optional, and we have no present intent to adopt it. Therefore, no future effect of the non-financial provisions of SFAS No. 157 or SFAS No.159 on our future financial position, results of operations or cash flows is expected.
Financial Accounting Standards Board Staff Position FAS 157-3, Determining the Fair Value of Financial Asset when the market for that asset is not active, (“FSP FAS 157-3”) was issued in October 2008 and was retroactively effective for the quarter ended September 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s valuation techniques, financial disposition, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us for 2009, and early adoption is prohibited. Among the effects of SFAS No. 160 will be the future exclusion from net income (loss) of the non-controlling interest therein and the relocation of such non-controlling interest to the stockholders’ equity section of the balance sheet. We are currently evaluating the effects that SFAS No. 160 will have on our future financial position, results of operations and operating cash flows.

Also in December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations for which the acquisition date is in 2009 or thereafter. We are currently evaluating how SFAS 141R will impact our financial statements should we enter into any business combination transactions after 2008. We currently have no announced or pending business combination transactions.
Results of continuing operations
Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007
Operating revenues. For the three months ended September 30, 2008, total operating revenues from continuing operations decreased by $188,271, or 7.2%, as compared to the prior year. In addition, Stockman’s current year revenues were down $189,671, or 7.2%, primarily due to a decrease in slot revenue of $129,321, or 6.3%, and a decline in food and beverage revenues, due to continued economic weakness in the United States, generally, and Nevada, specifically. For the first two months of the third quarter of 2008, Churchill County (the county in which Stockman’s is located) slot revenues were down 2.9% and our market share of slot revenue declined from 36.4% last year to 35.6% for the same period this year. Management believes that the decline in market share was due to a temporary reduction in the number of slot machines on our casino floor. We continue to maintain a strong market share premium over our fair share of slot units and our market share has been steadily improving in recent months as our slot count has increased and we have made adjustments in some of our marketing programs. In August 2008, our market share of slot revenue was 37.1% compared with 37.0% in the prior year. August 2008 results were benefited by the early Labor Day weekend; therefore it is expected to have a negative impact on the County revenues in September, which have not yet been released for Churchill County. Current quarter food and beverage revenues were down $88,928 compared to the prior year’s quarter. We had a significant decrease in food and beverage activity in the last half of the third quarter of 2008, which we believe to be consistent with a market-wide trend.
Operating costs and expenses. For the three months ended September 30, 2008, total operating costs and expenses increased $49,873, or 1.7%, as compared to the prior year, primarily due to an increase in payroll expenses of $87,346 related to GEM for the staffing of the Firekeepers project. In addition, the Company has experienced pricing pressure on food and beverage products at Stockman’s, which we believe is consistent with general economic trends.
Project development costs. For the three months ended September 30, 2008, project development costs decreased by $40,149 or 39.2%, as compared to the prior year, due to lower expenses related to new business development and reduced expenses for the tribal projects resulting primarily from reduced activity on the Northern Cheyenne development, and the termination of the Nambé project in the first quarter of 2008.
Selling, general and administrative expense. For the three months ended September 30, 2008, selling, general and administrative expenses increased by $87,346, or 6.1%, as compared to the 2007 period mainly due to increased payroll and travel related expenses for GEM, resulting from the commencement of the FireKeepers Casino construction.
Operating gains. For the three months ended September 30, 2008, operating gains increased by $696,290, or 85.6%. The increase is comprised of a $349,828 increase in the equity in net income of unconsolidated joint venture and related guaranteed payments in GED due to the restructuring of the related joint venture agreement discussed elsewhere in this report. In addition, the increase over the prior year includes an increase of $346,462 in unrealized gains on notes receivable, due primarily to the progress made on the FireKeepers casino through the third quarter of 2008, which increased the estimated fair value of the related notes receivable.
Other income (expense). For the three months ended September 30, 2008, other expenses increased by $137,912, or 283.0%. Interest expense decreased due to the significant reduction in long-term debt in 2008 as compared to 2007. The interest and other income for the three months ended September 30, 2007, includes non-recurring revenues of $272,138 of income related to a release of a payment guarantee for the Michigan project’s architects.
Income taxes. For the three months ended September 30, 2008, the estimated effective income tax rate is approximately 41.0%, compared to 1.7% for the same period in 2007. During the quarter ended September 30, 2007, a $380,516 adjustment was made to reduce income tax expense related to a change in estimate of the annual estimated tax provision.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Operating revenues. For the nine months ended September 30, 2008, total operating revenues from continuing operations increased by $229,468 or 3.2%, as compared to the prior year. The 2007 period included a one-time payment of $283,554 received from the Hard Rock Casino in Biloxi, Mississippi, in connection with a buyout agreement. On a comparative basis to the same nine-month period in the prior year, Stockman’s revenues were higher than the prior year because the 2007 results include only eight months of operations of Stockman’s due to its acquisition by the Company in January 2007. Stockman’s slot revenue increased $211,129, or 4.2%, table games revenue increased by $66,053, or 29.0%, and keno revenue increased $32,007 or 37.8%, compared to the same nine-month period in the prior year. Food and beverage revenue increased by $181,104, or 12.5%, compared to the same nine-month period in the prior year. The Company completed a significant renovation of Stockman’s café and steakhouse in December 2007 and January 2008. We had a significant decrease in food and beverage activity in the last half of the third quarter, which we believe to be consistent with a market-wide trend.
Operating costs and expenses. For the nine months ended September 30, 2008, total operating costs and expenses decreased $130,887, or 1.4%, as compared to the prior year, primarily due to a decrease in general and administrative expense of $387,839, or 7.4%, offset by an increase in casino and food and beverage expenses of $502,647, or 16.4%, due to nine months of operations in 2008 compared to eight months of operations in 2007. In addition, Stockman’s has experienced pricing pressure on food and beverage products, which we believe is consistent with general economic trends.
Project development costs. For the nine months ended September 30, 2008, project development costs decreased by $215,250, or 61.8%, as compared to the prior year, due to lower expenses related to new business development and reduced expenses for the tribal projects resulting primarily from the bridge financing facility obtained by the Michigan tribe in the second quarter of 2007, which provided alternative funding of project development costs for the Michigan project, and the termination of the Nambé project in the current year.
Selling, general and administrative expense. For the nine months ended September 30, 2008, selling, general and administrative expenses decreased by $387,839, or 7.4%, as compared to 2007. Corporate expenses declined by $788,501 or 20.0% primarily due to a decrease in stock compensation expense of $719,466 or 52.7%. The decrease in corporate expense was partially offset by an increase of $221,411, or 19.0%, in expenses at Stockman’s due in part to the one extra month included in the 2008 results.
Operating gains. For the nine months ended September 30, 2008, operating gains increased by $1,640,750 or 43.0%. The increase is comprised of a $470,905 increase in the equity in net income of unconsolidated joint venture and related guaranteed payments in GED due to the restructuring of the related joint venture agreement discussed elsewhere in this report. In addition, the increase over the prior year includes $1,254,845 in unrealized gains on notes receivable, due primarily to the progress made on the FireKeepers casino in the second and third quarters of 2008 which increased the estimated fair value of the related notes receivable. This gain was partially offset by an $85,000 impairment loss reflected in the current year related to land previously held for tribal development in New Mexico.
Other income (expense). For the nine months ended September 30, 2008, other expenses increased by $3,825, or 1.3%, which includes a decrease in interest expense of $531,838 or 55.8% and a decrease of interest and other income of $535,663 or 80.6%. The decrease in interest expense is related to the significant reduction in long-term debt in 2008 as compared to 2007. The interest and other income of $664,536 for the nine months ended September 30, 2007 includes $272,138 of income related to a the release of a payment guarantee for the Michigan project’s architects, which is not included in the current year.
Income taxes. For the nine months ended September 30, 2008, the estimated effective income tax rate is approximately 39.6%,compared to 28.0% for the same period in 2007. During the quarter ended September 30, 2007, a $380,516 adjustment was made to reduce income tax expense, related to a change in estimate of the annual estimated tax provision.

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
On a consolidated basis, for the nine months ended September 30, 2008, cash provided by operations decreased by $600,280 from the same period in 2007, due to the sale of the hotel in 2007, which resulted in reduced cash flow for 2008, lower profits at Stockman’s and higher GEM expenses. Cash provided by investing activities increased by $22,840,114 from the same nine-month period of last year, primarily consisting of cash proceeds generated from the sale of the Holiday Inn Express in February 2008 of $6,961,020 and the repayment of tribal advances related to the FireKeepers project of $9,253,467 in April 2008, partially offset by $2,068,690 in cash used to acquire additional Michigan contract rights in the second quarter. In the prior-year period, the primary use of cash for investing activities related to the acquisition of Stockman’s Casino. Cash used in financing activities increased $8,796,886, primarily due to repayment of long-term debt using the net proceeds received from investing activities. As of September 30, 2008, the Company had approximately $6.6 million in cash and availability on its revolving credit facility of $5.3 million.
Our future cash requirements include funding the remaining near and long-term cash requirements of our development expenses for the Michigan and Montana projects, selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. We believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash receipts due to, among other reasons, the adverse effects of the current negative macro economic environment and/or the lack of available funding sources due to, among other reasons, the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.
Subject to the foregoing uncertainty about credit availability and a significant national downward trend in casino gaming activity due to recent economic developments, we believe that our casino development projects currently in progress will likely be constructed and ultimately, will achieve profitable operations; however, no assurance can be made that this will occur or how long it will take. If our casino development projects currently in progress are not completed, or upon completion, if we fail to successfully compete within a reasonable timeframe in the highly competitive and currently declining market for gaming activities, we may lack the funds to compete for and develop future gaming or other business opportunities.
On May 6, 2008, the FireKeepers Development Authority, (the “Authority”), closed on the sale of $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority, with the remaining $5.0 million to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, plus interest at prime plus 1%. On the same day, GEM funded $2,068,690 in financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional gaming rights related to the Michigan project. The Company and RAM each contributed one-half of the funds to GEM for GEM to make this funding.
Long-term debt includes a reducing revolving loan from Nevada State Bank. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $312,000 semiannually on January 1 and July 1, and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.39% per annum as of September 30, 2008 and September 30, 2007, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. With the sale of the Holiday Inn Express in February 2008, the balance on the loan was reduced from $10.9 million to $3.9 million, and the Company’s availability under the facility increased to approximately $5.3 million. In addition, periodic payment requirements were reduced on a pro-rate basis, with no required principal payments until January 2017. On October 23, 2008, the Company paid additional principal of $624,000, increasing the line of credit availability to $6.0 million.

On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1,000,000 of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1,000,000 of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through September 30, 2008, the Company had repurchased 119,671 shares at a weighted-average price per share of $1.49, costing $182,010, (including commissions and other related transaction costs). As of November 7, 2008, the Company has repurchased an aggregate of 810,012 shares of treasury stock at a weighted-average price of $1.28 per share, costing $1,061,850 (including commissions and other related transaction costs). The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at management’s discretion.
As of September 30, 2008, the Company held $3.8 million in a U. S. Government money market account, included in total cash of 6.6 million. On September 29, 2008 the US Treasury announced a Temporary Guarantee Program for US Registered Money Market Funds. Under this new Treasury Department program, investments in a money market fund as of September 19, 2008, will be temporarily insured to enable shareholders to receive a net asset value of $1.00 per share if the fund is liquidated. The program is designed to address current market conditions and will initially exist only for a three-month period. The Treasury Department can extend the program for up to an additional nine months, as needed. We believe it is unlikely that the insurance will be necessary for our U.S. Government money market fund, as investments in the fund continue to adhere to strict credit quality, liquidity and diversification guidelines.
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
In 2007, GEM acquired all of Green Acres’ interests in the FireKeepers project for $10.0 million. GEM’s members equally funded an initial deposit of $500,000 in the second quarter of 2007, and the remaining balance was paid in May 2008. The repayment was funded with $9.3 million of proceeds received from a partial payment on the notes receivable related to the FireKeepers project, which was tied to the construction financing for the project. The remaining $5 million of notes receivable from the Authority are now expected to be paid from the construction disbursement account 180 days after the opening of the casino. However, if there are insufficient funds in the construction disbursement account, the Authority is obligated to repay the $5 million in 60 equal monthly installments, with interest at prime plus 1%, beginning 180 days after the casino opens.
In 2002, in exchange for funding a portion of the development costs, RAM advanced us $2,381,260, which was partially convertible into a capital contribution to the GEM joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Authority, subsequently, RAM exercised its conversion option on its $2.4 million loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the GEM joint venture, and the loan balance of $381,260, plus $611,718 of accrued interest on the original loan, became a liability of GEM. At September 30, 2008, GEM’s total long-term liabilities to RAM were approximately $2.9 million, which bear interest at prime plus 1%, and are expected to mature in 2011. For the nine months ended September 30, 2008, both we and RAM loaned $453,900 to GEM to fund current operating expenses.

Other projects
In 2005, we entered into development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 125 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $18.0 million. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for approval.
In 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the development agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. Full House currently has advanced $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. In addition, management expects to negotiate payment from the Pueblo or its new developer for the value of the exclusive gaming rights granted to the Company by the Pueblo. The receivable from the Pueblo is valued based on the present value of a five-year collection period and a 20.5% discount rate. The collectability ultimately depends on the quality and timing of the project development which we are monitoring, but have no influence over.
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
Presently, we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The FireKeepers casino development financing has been secured by the Tribe. The recent unprecedented global contraction in available credit significantly decreases the likelihood that financing could be obtained on favorable terms if at all for the Montana project this year. We believe that credit markets will improve sufficiently in order for the Montana tribe to fund the project when we are expected to commence construction later next year. However, if the Montana tribe is unable to obtain funding on acceptable terms, we believe we could either sell our rights to the Montana project, find a partner with funding, or abandon the Montana project and have our receivables reimbursed from the gaming operations, if any, developed by another party. However, if we were to discontinue the Montana project, the related receivables and intangibles would then be evaluated for impairment. At September 30, 2008, the notes receivable from Indian tribes have been discounted approximately $1.3 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
During the first quarter of 2008, proceeds from the sale of the Holiday Inn Express in Fallon, Nevada were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $5.3 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of September 30, 2008, there are no additional required principal payments due on the Revolver until January 2017, although additional principal payments were made in July and October 2008, increasing the Company’s availability under the Revolver to $6 million.

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
Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:
•	our growth strategies;

•	our development and potential acquisition of new facilities;

•	risks related to development and construction activities;

•	anticipated trends in the gaming industries;

•	patron demographics;

•	general market and economic conditions;

•	access to capital and credit, including our ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;

•	regulatory approvals;

•	competitive environment;

•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2008, the carrying value of our cash and cash equivalents approximates fair value. However, we have cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.
Of our total outstanding debt including accrued interest of approximately $6.9 million at September 30, 2008, $5.9 million is subject to variable interest rates, which averaged 6.72% during the current quarter. The applicable interest rates are based on the prime lending rate or the five-year LIBOR/Swap rate; and therefore, the interest rate will fluctuate as the index lending rates change. Based on our outstanding variable rate debt at September 30, 2008, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $59,478. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of September 30, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On October 20, 2008, the Company was served with a complaint in the Second Judicial District Court of Nevada in and for Washoe County by RAM Entertainment, LLC and Robert A. Mathewson alleging breach of contract and other claims related to the resolution of claims by Gaming Entertainment (California) LLC (“GEC”), a consolidated investee of the Company, against the Torres-Martinez tribe of California. Certain officers were named as individual defendants as well. The complaint alleges that the Company, and in some cases the other individual defendants (i) breached an oral promise to share with RAM the $1,050,893 settlement proceeds received by GEC in 2005 following a successful arbitration against the tribe. (ii) wrongfully distributed such settlement proceeds to the Company and (iii) failed to disclose material information to RAM regarding GEC, including debts owed by GEC to the Company. Due to recent filing of the complaint, none of the parties have commenced discovery. The Company believes that the allegations in the complaint are without merit and will vigorously defend the action.
Item 2. Unregistered sales of equity securities and use of proceeds

				Approximate dollar
			Total number of shares	value of shares that
	Total number	Weighted-	purchased as part of	may yet be purchased
	of shares	average price	publicly announced plan	under the plans or
Period	purchased	paid per share	(1)	programs

07/01/2008 – 07/31/2008	—	—	—	$1,000,000
08/01/2008 – 08/31/2008	8,600	$1.64	8,600	$985,872
09/01/2008 – 09/30/2008	111,071	1.48	111,071	$821,637

Total	119,671	$1.49	119,671

(1)
On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1,000,000 worth of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and the plan may be suspended at any time at management’s discretion. On October 14, 2008, the Company’s board of directors authorized the repurchase of up to an additional $1,000,000 worth of shares of the Company’s common stock and extended the expiration of the Repurchase Plan until April 30, 2009.

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

FULL HOUSE RESORTS, INC.
Date: November 12, 2008	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith