Form 10-K
period 2008-12-31
FULL HOUSE RESORTS INC
filed 2009-03-30
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2008

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
(702) 221-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.0001 per Share	NYSE Amex (formerly American Stock Exchange)
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issue, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐ Do not check if smaller reporting company	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2008, was: $26,846,421. As of March 25, 2009, there were 17,993,681 shares of Common Stock, $.0001 par value per share, outstanding.
Documents Incorporated By Reference
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I
Item 1. Business.
BACKGROUND
Full House Resorts, Inc., a Delaware corporation formed in 1987, (Full House, we, our, ours, us) develops, manages and invests in gaming related opportunities. In May 1994, Lee Iacocca, who has been one of our directors since 1998, brought us several opportunities to become involved in gaming projects, including the proposed FireKeepers Casino near Battle Creek, Michigan with the Nottawaseppi Huron Band of Potawatomi (the “Michigan Tribe”) and a “racino” in Harrington, Delaware, both of which are discussed in detail below.
We have an agreement with the Northern Cheyenne Tribe of Montana for the development and management of a gaming facility in Montana. Also, on January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino (Stockman’s), a Nevada corporation, which operates Stockman’s Casino and, until February 20, 2008, the Holiday Inn Express in Fallon, Nevada. Details of the Stockman’s acquisition and its operations are discussed in detail below.
Projects Currently Operating
Harrington Raceway and Casino, Delaware
We are currently a 50%-investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”), which has a management contract with Harrington Raceway and Casino (“Harrington Casino”). Harrington Raceway and Casino, a division of Harrington Raceway, Inc., which operates video lottery terminals under the supervision of the Delaware State Lottery Office, commenced operations on August 20, 1996. GED provided over $11 million in financing, managed the development of the project and currently provides management services to HRI for a fee under a 15-year contract, which expires in August 2011. The fee is based primarily on a percentage of revenues and operating profits of Harrington Casino as defined, which was previously subject to an annual limitation. The gaming facility was originally 35,000 square feet and opened with 500 gaming devices, a simulcast parlor and a small buffet, but was expanded and renovated during 2007. The expansion and renovation was completed in early February 2008, and the facility now offers approximately 2,100 gaming devices, a 450-seat buffet, a fine dining restaurant, a 50-seat diner, and an entertainment lounge area.
On June 18, 2007, we restructured our joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of Harrington Casino, while providing us with guaranteed growth in our GED adjusted management fee entitlement for the remaining term of the management agreement. Under the terms of the restructured management agreement, we will receive the greater of 50% of GED’s 2008 management fees as currently prescribed under the management agreement or an 8% increase in our share of GED’s management fees paid in 2007. The 8% guaranteed growth factor reflects the expansion at Harrington Casino that was completed in February 2008. The annual growth rate in 2009 through the expiration of the GED management contract in August 2011 will be 5% per year.
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

During 2008, the Maryland legislature approved casino-type gaming in certain designated counties of the state. In the November 2008 elections, Maryland voters passed a referendum approving the bill. The new law allows for a total of 15,000 slot machines in five locations, including 4,750 slots in Anne Arundel County (within two miles of Route 295); 3,750 slots in Baltimore City, (on city-owned land within one-half mile of I-95 and Route 295 that is in a nonresidential area and not adjacent to or within one-quarter mile or residential property); 2,500 slots in Worcester County (within one mile of the intersection of Route 50 and Route 589); 2,500 slots in Cecil County (within two miles of I-95) and 1,500 slots in Allegany County (on state-owned land associated with the Rocky Gap State Park that is not in the same physical building as the Rocky Gap Lodge and Golf Resort.) Recently, bids were submitted to the state for authorization by private contractors to conduct gaming in Maryland. While we expect there to be an adverse impact on the revenues of Harrington Casino from this added competition when it is fully implemented, as well as from the current economic climate, we expect to be insulated from the effect of such competitive and economic factors by the guaranteed minimum payment paid to us under the restructured management agreement with HRI, which guarantees us a 5% increase in the management fees we receive each year through the end of the agreement.
Stockman’s Casino
Effective January 31, 2007, we acquired Stockman’s Casino and Holiday Inn Express in Fallon, Nevada (“Stockman’s”). The acquisition was funded by a reducing revolving loan agreement from Nevada State Bank of $16.0 million, approximately $1.2 million of seller financing in the form of a promissory note and approximately $10.2 million in cash which was raised in an equity offering in December 2006. Stockman’s Casino has approximately 8,400 square feet of gaming space with approximately 259 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. Initially, our facility included a Holiday Inn Express, which has 98 guest rooms, indoor and outdoor pools, sauna, fitness center and a meeting room.
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
Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada and is the largest of several casinos in the Churchill County area. The county’s population is roughly 27,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s in size and the number of gaming machines. At December 31, 2008, Stockman’s share of the slot units in the Churchill County market was approximately 22.9% and our share of slot revenues for the 2008 year was approximately 33.9%. While we are not aware of any planned expansion to gaming capacity in the Churchill County area, additional competition in the area would adversely affect our financial condition or results of operations.
Projects in Development
Nottawaseppi Huron Band of Potawatomi—Battle Creek, Michigan
We also own 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a controlled (and, therefore, consolidated) joint venture with RAM Entertainment, LLC (“RAM”), a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the “Michigan Tribe”), for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The land for the development was taken into trust in December 2006. A compact with the State of Michigan was ratified several years earlier. The management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version containing provisions required by the project financing investors was approved by the NIGC on April 21, 2008. Construction at FireKeepers Casino has progressed on schedule and garage construction has been completed. In addition, the FireKeepers Development Authority has approved an increase in slot machines to approximately 2,680 from 2,500. Table games units will be reduced from 90 to 78 and poker units will decrease from the planned 20 to 12. The project remains on budget and FireKeepers Casino is still expected to open in the summer of 2009. The FireKeepers Casino will target customers of the development reside in the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as the Ft. Wayne, Indiana area.
In February 2002, following our acquisition of our then-partner’s interest in the Michigan project, we entered into an investor agreement with RAM, whereby RAM was admitted as a 50% member in our Michigan joint venture in exchange for providing a portion of the necessary funding for the development of the project. Accordingly, RAM loaned us $2.4 million, which we used to retire an outstanding loan. The loan was secured by our income from our Delaware joint venture.

The Michigan tribe achieved final federal recognition as a tribe in April 1996 and obtained a gaming compact from Michigan’s governor in December 1998 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998. The compact became effective in 1999 upon its approval by the Secretary of the Interior and remains in effect for 20 years thereafter.
Commencement of development of the FireKeepers Casino was delayed by two lawsuits; one challenging the constitutionality of the approval process of the Michigan Tribe’s compact along with the compacts of three other tribes and the other challenging the fee-to-trust application made by the Michigan Tribe of identified ancestral land on which the casino would be constructed. Both lawsuits were resolved in favor of the Michigan Tribe in May 2007 and July 2007, respectively. The land designated for the casino was designated reservation land under federal law by the Secretary of the Interior in October 2007.
Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (“Green Acres”) to acquire all of Green Acres’ interests in the FireKeepers Casino project for $10 million. Prior to the execution of the agreement, Green Acres had a right to receive royalty payments based on numerous metrics, which would approximate in excess of 15% of the total management fee to be received by GEM from the management of the FireKeepers Casino. GEM’s members equally funded an initial deposit and periodic payments totaling approximately $0.6 million and the remaining obligation became due once financing was obtained as part of the project funding for the casino. On May 6, 2008, the FireKeepers Development Authority of the Nottawaseppi Huron Band of Potawatomi Michigan Tribe (the “Authority”) closed on $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the FireKeepers Casino. In connection with the project financing, GEM received partial reimbursement of its tribal notes receivable in the amount of $9.3 million, which was used to repay the remaining obligation to Green Acres.
Through 2007 total advances to or on behalf of the Michigan Tribe, related to reimbursable development costs, were $14.3 million. Effective December 14, 2007, following the land being taken into trust and final approval of the management contract from NIGC, RAM exercised its right to convert the aforementioned loan into a $2.0 million capital contribution in, and a $0.4 million loan to, GEM. In addition, interest payable in the amount of $0.6 million, previously due on the original promissory note, was also converted into a loan to GEM. Pursuant to the parties’ agreement, the balance of the original note payable ($1.0 million) is an obligation solely of GEM and will mature no sooner than two years after the opening of the casino. In connection with the 2008 Michigan project financing, GEM received partial reimbursement of its tribal notes receivable in the amount of $9.3 million, which was used to repay the remaining obligation to Green Acres, leaving a balance of $5.0 million outstanding due to GEM from the Michigan Tribe.
The closest competition to the FireKeepers Casino is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area. The Gun Lake Tribe is also planning a casino development in Wayland, Michigan, approximately 75 miles northwest of our site. Litigation over the trust land for the casino being developed by the Gun Lake Tribe was recently resolved in favor of the casino project and the Michigan state legislature in early February 2009 approved a gaming compact with the Gun Lake Tribe. The Gun Lake casino project still requires certain federal approvals as well as financing. It is unclear at this time how long it will be before the Gun Lake project will be prepared to commence gaming operations. FireKeepers Development Authority market studies and development efforts have taken into account the impact of the existing and proposed casino facilities.

Northern Cheyenne Tribe — Decker, Montana
On March 7, 2005, we signed a letter of intent with the Northern Cheyenne Tribe of Montana to explore gaming and other economic development. In May 2005, we signed a development agreement and in January 2006 we signed a revised gaming management agreement for the development and management of a site held in trust for the tribe in the Tongue River Reservoir area. The management agreement provides for a management fee of 30% of revenues net of prizes and operating expenses. Plans are for a 25,000 square foot facility housing 200 gaming devices and related amenities. The proposed site for this project is on land, which although held in trust for the tribe, must be approved by the Secretary of the Interior and the Governor of Montana, pursuant to the Indian Gaming Regulatory Act. By letter of October 28, 2008, the tribe was notified that the Secretary of the Interior had in fact approved the use of the land for gaming, subject to concurrence of the State Governor. We are awaiting the Governor’s concurrence. In addition, any management contract must be approved by the NIGC. We previously requested NIGC approval of the management agreement, but have withheld further submission pending agreement with the tribe on the scope and extent of the project. Our agreements with the tribe require us to arrange on a best efforts basis up to $16.0 million in financing for the project. In November 2008, the tribe held elections for its tribal council, which resulted in an entirely new council being seated. In January 2009, we forwarded to the new council a revised proposal for the casino development taking into account the current status and availability of financing for the development project. The council is currently in the process of reviewing the proposal. As of December 31, 2008, our advances to the Northern Cheyenne Tribe total $0.7 million. The Northern Cheyenne Tribe’s gaming compact with the State of Montana was set to expire in June 2007. In April 2007, the tribe extended the existing agreement with the State of Montana, while continuing negotiations on a new Class III Gaming compact, which shall continue in effect until June 3, 2017, or until a new Class III compact is signed by the State and the tribe, whichever comes first. Since the existing Compact does not apply to our site, if the Northern Cheyenne Tribe is not able to successfully negotiate a Class III Gaming compact with the State of Montana, we will be unable to develop the proposed casino and recover the expenses we have already incurred in pursuing this project.
Discontinued Projects
Nambé Pueblo Indian Tribe — Santa Fe, New Mexico
In January 2008, we became aware that the Nambé Tribal council received a presentation from another developer for the development of a multi-use economic development including a truck stop, convenience store and retail space, which would also include a small slot parlor. In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. As a result, the Company recorded an impairment loss of $0.2 million related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Nambé Tribe and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. The development agreement between the Company and the Nambé Tribe provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. The Nambé Tribe has confirmed in writing that it is obligated to repay the reimbursable advances. In addition, the Nambé Tribe has informed management that it intends to develop a small gaming facility with another developer. Accordingly, management believes that the Nambé Tribe has the intent and will likely have the ability to repay the advances, either using a portion of the project financing or future cash flows of the project once open.
Hard Rock Casino, Biloxi, Mississippi
In November 2002, we entered into a termination agreement with Hard Rock Café International with respect to licensing the rights to develop a Hard Rock Café-themed casino and hotel in Biloxi, Mississippi. We received $0.1 million in exchange for relinquishing any right we had to prevent Hard Rock from entering into any other licensing agreements in Mississippi prior to the original contract termination date of November 20, 2003, and we also sold the land we previously acquired in connection with the proposed development. Additionally, if Hard Rock executed a new licensing agreement for Biloxi within one year of the termination agreement, we agreed to provide consulting services to Hard Rock for a two year period for annual fees of $0.1 million or 10% of the licensing fees, whichever is greater. During 2003, and within the one-year period, Hard Rock executed a new licensing agreement and our consulting fees become payable upon opening of the facility, which was originally scheduled for September 1, 2005. However, on August 29, 2005, Hurricane Katrina devastated the Mississippi Gulf Coast, causing substantial damage to the Hard Rock Casino facility. During the second quarter of 2007 we entered into an agreement with the Hard Rock casino project which resulted in us receiving a lump sum payment in full settlement and for termination of our consulting agreement and accordingly, we recognized one-time revenues of $0.3 million in the second quarter of 2007.

Navajo Nation — New Mexico
Discussions with the executive director of the Navajo Nation during the fourth quarter of 2007 indicated that our site is not one currently being considered by the Nation for gaming activities, and the Nation intends to develop its gaming operations without the services of a gaming developer. As a result, we discontinued our pursuit of this project and recorded an impairment loss of $0.2 million related to previously capitalized contract rights. The land originally held for the development of this project is included in assets held for sale as and it is management’s intention to sell the land as soon as possible.
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
In May 2006, we adopted a compliance plan and appointed a compliance committee which currently consists of Company directors and officers, Ken Adams (Chair), Carl Braunlich (Director), Kathleen Caracciolo (Director) and Mark Miller (CFO), in accordance with Nevada Gaming Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.
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
Class III Gaming is permitted on Indian Land if the same conditions that apply to Class II Gaming are met and if the gaming is performed according to the terms of a written gaming compact between the tribe and the host state. The Regulatory Act requires states to negotiate in good faith with Indian tribes that seek to enter into tribal-state compacts. Should the state not negotiate in good faith, regulations of the Department of Interior allow the Secretary of the Interior to impose the terms of a gaming compact on the state.
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
Tribal-State compacts have been litigated in several states, including Michigan. In addition, many bills have been introduced in Congress that would amend the Regulatory Act, including bills introduced in 2005 that seek to limit “off reservation” gaming by Indian tribes. Although this legislative attempt was rejected, the Department of the Interior under the Bush administration in January 2008 issued a “guidance memorandum” immediately followed by a series of decisions which gave effect to the defeated legislation, placing limitations on the distance a tribal casino could be from the tribe’s reservation. If the Regulatory Act were amended or this Department policy remain in effect, then the governmental structure and requirements by which Indian tribes may conduct gaming could be significantly changed, which could have an impact on our future operations and development of tribal gaming opportunities.

Huron Tribal Gaming Commission
The Nottawaseppi Huron Band of Potawatomi (the Michigan Tribe) has adopted a gaming ordinance to regulate gaming at the FireKeepers Casino. Part of the gaming ordinance establishes and authorizes a Gaming Commission to oversee the regulation of gaming at FireKeepers Casino. The Gaming Commission shall license the management contractor, (which is GEM), all gaming employees, gaming equipment vendors and others, pursuant to the standards of the ordinance (which are substantially similar to those contained in Indian Gaming Regulatory Act, “IGRA” and NIGC regulation), including a review of the honesty and integrity of the applicant and its financial stability.
In conjunction with the issuance of the license to GEM, we were approved by the Huron Tribal Gaming Commission on April 4, 2008. This license is renewable annually and we have submitted the requisite renewal application for 2009. Once the casino is operational, the Gaming Commission will also be responsible for the regulation of gaming operations, including oversight and audits to ensure compliance with minimum internal controls, issued to ensure patron safety and safeguarding of income and assets. Violations of internal controls and Gaming Commission imposed standards can result in penalties, fines, loss of employment and loss or denial of gaming licenses.
Costs and Effects of Compliance with Environmental Laws
In order to have land taken into trust or otherwise be approved for use by an Indian tribe for gaming purposes by the BIA, as a federal agency, the BIA is required to comply with the National Environmental Policy Act (NEPA). Likewise, in order for the NIGC to approve a management agreement for us to manage an Indian gaming casino as required by the Indian Gaming Regulatory Act, the NIGC, as a federal agency, is required to comply with NEPA. For these purposes NEPA requires a federal agency to consider the effect on the human, physical and natural environment of a development project as part of its approval process. Compliance with NEPA begins with conducting an environmental assessment, which considers the factors identified in NEPA, as implemented by the Council on Environmental Quality, and determines whether the development will cause a significant impact on the environment. If not, the federal agency may issue a finding of no significant impact (“FONSI”). If the federal agency determines the development project may cause a significant impact on the environment, then it will conduct a further study resulting in an environmental impact statement, which considers all impacts on the environment and what can be done to mitigate those impacts. Since this constitutes action by a federal agency, any of these determinations can be the subject of litigation.
Appropriate environmental reviews were conducted by the BIA and NIGC reviewing the impacts caused by the Nottawaseppi Huron Band of Potawatomi casino project in Michigan as part of their approval process. The land was taken into trust in 2007 and the management agreement was approved in December 2007 and an amendment was approved in April 2008.
During 2005 and 2006, we also funded environmental assessments related to the casino development project for the Nambé Tribe and for the Northern Cheyenne Tribe. The environmental assessment related to the Northern Cheyenne Tribe is on behalf of the BIA in conjunction with its approval of the land chosen by the tribe for its casino site for use for gaming. The Secretary of the Interior acting for the BIA approved the land for gaming use in October 2008, subject to the concurrence of the Governor of the State of Montana, which has not yet been obtained.
COMPETITION
The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks. The Indian-owned casinos that we are developing and plan to manage compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources.

Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in the Churchill County area. The county’s population is roughly 27,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s in size and the number of gaming machines. At December 31, 2008, Stockman’s share of the slot units in the Churchill County market was approximately 22.9% and our share of slot revenues for 2008 was approximately 33.9%. While we are not aware of any planned expansion to gaming capacity in the Churchill County area, additional competition would adversely affect our financial condition or results of operations.
The closest competition to the FireKeepers Casino is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area. The Gun Lake Tribe is also planning a casino development in Wayland, Michigan, approximately 75 miles northwest of our site. Litigation over the trust land for the casino being developed by the Gun Lake Tribe was recently resolved in favor of the casino project and the Michigan state legislature in early February 2009 approved a gaming compact with the Gun Lake tribe. FireKeepers Development Authority market studies and development efforts have taken into account the impact of the existing and proposed casino facilities.
The Harrington Casino is one of three facilities currently operating in Delaware. The facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland will have a negative impact on the facility. The magnitude will depend on both the form of gaming that is authorized, and the locations of competing facilities.
During 2008, the Maryland legislature approved casino-type gaming in certain designated counties of the State. Recently, bids were submitted to the State for authorization by private contractors to conduct gaming in Maryland. While we can expect there to be an adverse impact on the revenues of Harrington Casino from this added competition, as well as the current economic climate, we expect to be insulated from the effect of such competitive and economic factors by the guaranteed minimum payment paid to us, which guarantees us a 5% increase in the management fees we receive from the operation over those received in 2008.
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
EMPLOYEES
As of March 1, 2009, we have twelve full-time corporate employees, four of whom are executive officers and an additional two are senior management. Our Stockman’s Casino has approximately 100 full-time employees and our Delaware joint venture management contract oversees approximately 518 full-time employees at the Harrington Casino, none of which are direct employees of the Company. Management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

Item 1A. Risk Factors.
In addition to factors discussed elsewhere in this Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of Full House.
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
We have a limited base of operations — Our principal operations currently consist of the Stockman’s Casino and the income from the management of one facility in Delaware, the Harrington Casino. These limited sources of income, combined with the potentially significant investment associated with any new managed facilities, may cause our operating results to fluctuate significantly. Additionally, delays in the opening of any future casinos or our failure to open a new casino could also significantly adversely affect our profitability. Future growth in revenues and profits will depend on our ability to increase the number of our owned and managed casinos and facilities or develop new business opportunities. We may be unable to successfully acquire, develop or manage any additional casinos or facilities.
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

We will need additional capital to fund development projects and pursue additional gaming opportunities — We are obligated to arrange on a best efforts basis up to $16 million in financing in connection with the Northern Cheyenne Tribe project. We may be unable to arrange the required additional financing on acceptable terms or at all. An inability to raise funds when needed might require us to delay, scale back or eliminate some of our planned expansion and development goals, and might require us to cease operations entirely.
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
We are dependent on our key employees and may not find suitable replacements if our key personnel are no longer available to us — If any or all of our key employees were to terminate their relationship with us then we may be unable to find suitable replacements on a timely basis to manage our operations. We entered into employment agreements with certain key employees. We entered into two-year agreements with Andre Hilliou, Chief Executive Officer and Mark Miller, CFO; and entered into a one-year agreement with Wes Elam, Sr. VP of Operations. We also have a consulting agreement with Lee Iacocca, one of our directors. The loss of the services of any of our key personnel or our inability to hire or retain qualified personnel would make it difficult for us to implement our business plan.
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

Our management agreements for gaming facilities are of limited duration — We currently have management agreements with two tribes — one tribe has the requisite federal approval and one management agreement is with a commercial entity to operate gaming facilities. Our management agreement for the Harrington Casino in Delaware ends in August 2011. With respect to our management agreements for the proposed Indian gaming facilities, we are prohibited by law from having an ownership interest in any casino we manage for an Indian tribe. Federal law limits the term of management agreements with Indian tribes to seven years. If a management agreement is not renewed, then we will lose the revenues from that agreement which would negatively affect our results of operations.
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
We have pledged some of our assets as collateral — In connection with our acquisition of Stockman’s Casino, we pledged all of the capital stock and assets of Stockman’s Casino to the Nevada State Bank in connection with debt financing. If we are unable to generate sufficient cash flow to make payments under this loan, then the lender will be able to foreclose on these assets, and we may be required to scale back or curtail operations. In the event of liquidation, the lenders would have priority over our stockholders.
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
Naval Air Station Fallon is a significant part of the economy of Fallon, Nevada, the site of Stockman’s Casino — Stockman’s Casino is located in Fallon, Nevada, which is the location of Naval Air Station Fallon, the home of the Naval Strike and Air Warfare Center. The naval base is an important employer in the region and accounts for a significant part of the economy. Any decrease in operations or closure of the naval base would have a negative impact on the region’s economy, and in turn the future financial performance of Stockman’s Casino and our results of operations.
We will need to make substantial financial and manpower investments in order to assess our internal controls over financial reporting, and our internal controls over financial reporting may be found to be deficient — Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission require us to include a management assessment in our Annual Report on this Form 10-K for our fiscal year ended December 31, 2008 and an auditor attestation beginning the following fiscal year.
We have incurred costs of $0.3 million and $0.01 million in 2007 and 2008, respectively, implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and, if necessary, possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may be required to hire additional personnel and to use outside legal, accounting, and advisory services as we pursue completion of this effort. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal controls over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, then we may be required to change our internal controls over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements, causing our stock price to decline. We currently have five persons in our finance department. This limited number of staff will make it harder for us to comply with Section 404 and consequently a loss of any of our finance staff members may adversely affect our ability to comply with Section 404.
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

The proposed site for the Northern Cheyenne Tribe project requires approvals before development on the land can begin — The site for the Northern Cheyenne Tribe project was approved for gaming by the Secretary of the Interior as of October 28, 2008, however, the consent of the Governor of Montana is required which has not yet been obtained. If the Northern Cheyenne Tribe’s gaming compact with the State of Montana is not extended to include the site or a satisfactory site for the project is not approved, then we will be unable to develop the proposed casino and recover the expenses we have already incurred pursuing this project.
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
Our controlling stockholder has significant influence over management — Mr. Michael Paulson, our controlling stockholder, beneficially owns (individually and as trustee of the Allen E. Paulson Living Trust) approximately 18.1% of our outstanding shares of common stock and our other executive officers and directors collectively beneficially own an additional 10.7% of our outstanding shares of common stock. As a result, our controlling stockholder and our other executive officers and directors are able to exercise significant influence over our company, including, but not limited to, any stockholder approvals for the election of our directors and, indirectly, the selection of our senior management, new securities issuances, mergers and acquisitions and any amendments to our by-laws or charter. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. Our stockholders may be deprived of an opportunity to receive a premium for their shares as part of a sale of our company and it may negatively affect the market price of our common stock. When voting on such matters, our controlling stockholders’ interests may conflict with that of other stockholders.
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

If our common stock is delisted from the NYSE Amex Exchange, then trading in our common stock will be covered by Rules 15-g-1 through 15-g-6 promulgated under the Securities Exchange Act of 1934, as amended. Under such rules, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to this transaction. Securities are exempt from these rules if the market price of the common stock is at least $5.00 per share.
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
Item 1B. Unresolved Staff Comments
As a smaller reporting company, the Company is not required to provide the information required by this item.
Item 2. Properties.
Stockman’s, a wholly-owned subsidiary, owns the site on which Stockman’s Casino operates in Fallon, Nevada. Stockman’s has approximately 8,400 square feet of gaming space with approximately 259 slot machines, four table games and keno. There is also a bar, a fine dining restaurant and a coffee shop. Until February 20, 2008, the facility included a Holiday Inn Express, which had 98 guest rooms, indoor and outdoor pools, sauna, and a fitness center, meeting room. The hotel was subsequently sold. Management considers Stockman’s Casino to be in good condition and well maintained. The loan agreement is guaranteed by Stockman’s and is secured by a pledge of the stock and the assets of Stockman’s. The loan from the Seller is secured by a second interest in the real estate of Stockman’s Casino.
Full House Resorts owns a twelve-acre parcel in McKinley County, New Mexico, which was previously intended to be a future gaming development site for the Navajo Nation project. Since this project has been discontinued, it is management’s intention to sell the land. The land held for the development of this project is now included in assets held for sale and valued at $45,000 as of December 31, 2008, and it is management’s intention to sell the land as soon as possible.

We lease the office space in Las Vegas, Nevada pursuant to a lease which has recently been amended. Effective April 1, 2007, we occupy approximately 2,569 square feet of office space in the same location we have occupied for the past several years. The lease agreement expires April 30, 2010.
Item 3. Legal Proceedings.
An action was filed by the Company against Ambanc, “American Federal” on December 13, 2005, for refund of $0.1 million deposit on a loan commitment which was not fulfilled. On February 17, 2006, the arbitration between the Company and American Federal was stayed, pending a resolution of a lawsuit brought against American Federal by the Missouri Attorney General, seeking damages for consumer fraud. As of December 31, 2008, we were notified that the Missouri’s Attorney General’s lawsuit was settled with no money benefiting the Company and we have instructed our local counsel to reinstate the arbitration. The balance being claimed by the Company is regarded as a contingent asset and not included in our consolidated balance sheet.
On October 20, 2008, the Company was served with a complaint in the Second Judicial District Court of Nevada in and for Washoe County by RAM Entertainment, LLC and Robert A. Mathewson alleging breach of contract and other claims related to the resolution of claims by Gaming Entertainment (California) LLC (“GEC”), a consolidated investee of the Company, against the Torres-Martinez Tribe of California. Certain officers were named as individual defendants as well. The complaint alleged that the Company, and in some cases the other individual defendants (i) breached an oral promise to share with RAM the $1.1 million settlement proceeds received by GEC in 2005 following a successful arbitration against the tribe, (ii) wrongfully distributed such settlement proceeds to the Company and (iii) failed to disclose material information to RAM regarding GEC, including debts owed by GEC to the Company. Following a mediation session held before a former Washoe County District Court Judge, the lawsuit was settled by the company agreeing to pay a total of $0.5 million to the plaintiffs with $0.2 million due on execution of the settlement documents and $0.3 million within 30 days following the opening of the FireKeepers Casino but no later than December 15, 2009. All claims against the individuals from the GEC suit were dismissed outright and the claims against the company were dismissed pursuant to the settlement. As of December 31, 2008, $0.2 million was paid to the plaintiffs in this case.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the NYSE Amex under the symbol FLL. Set forth below are the high and low sales prices of the common stock as reported on the American Stock Exchange and the NYSE Amex for the periods indicated.

	High	Low
Year Ended December 31, 2008
First Quarter	$2.80	$1.26
Second Quarter	2.59	1.44
Third Quarter	2.13	1.35
Fourth Quarter	1.55	0.95

Year Ended December 31, 2007
First Quarter	$4.70	$3.40
Second Quarter	4.10	3.35
Third Quarter	4.00	2.75
Fourth Quarter	3.21	2.00
On March 25, 2008, the last sale price of the Common Stock as reported by the NYSE Amex Exchange was $1.19.

As of December 31, 2008, we had 137 holders of record of our common stock. We believe that there are over 1,000 beneficial owners.
On December 18, 2006, we declared the accrued dividends on our preferred stock which were payable since issuance, and paid the dividend totaling $3.0 million in January 2007. In conjunction with the equity offering in December 2006, the holders of the outstanding shares of our Series 1992-1 Preferred Stock converted all of the shares into shares of our common stock in January 2007 on a one share-for-one share basis in accordance with their conversion right. As of December 31, 2008 and 2007 there were no preferred shares issued or outstanding.
We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and pursue acquisitions and, accordingly, do not anticipate paying any cash dividends on our common stock in the near future.
Issuer Purchases of Equity Securities

				Approximate
			Total number	dollar value of
	Total	Weighted-	of shares	shares that may
	number of	average	purchased as part	yet be purchased
	shares	price paid	of publicly	under the plans or
Period	purchased	per share	announced plan	programs

07/01/2008 – 07/31/2008	—	—	—	$1,000,000
08/01/2008 – 08/31/2008	8,600	$1.64	8,600	985,872
09/01/2008 – 09/30/2008	111,071	1.48	111,071	821,637
10/01/2008 – 10/31/2008	690,341	1.24	690,341	962,538
11/01/2008 – 11/30/2008	320,302	1.05	320,302	625,230
12/01/2008 – 12/31/2008	80,100	1.16	80,100	531,989

	1,210,414	$1.21	1,210,414

On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1.0 million of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1.0 million of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through December 31, 2008, the Company had repurchased 1,210,414 shares at a weighted average-price per share of $1.21, costing $1.5 million, (including commissions and other related transaction costs). As of March 25, 2009, the Company has repurchased an aggregate of 1,356,595 shares of treasury stock at a weighted-average price of $1.19 per share, costing $1.7 million, (including commissions and other related transaction costs). The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at management’s discretion.
Item 6. Selected Financial Data
As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.
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
Overview
We develop, manage and/or invest in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We own and operate Stockman’s Casino in Fallon, Nevada. In addition, we are a non-controlling 50%-investor in GED, a joint venture with HRI. GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware. We also own 50% of GEM, a joint venture with RAM that we control and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers casino is currently being constructed, and it is expected to open during the third quarter of 2009. In addition, the Company has development and management agreements (subject to NIGC approval), with the Northern Cheyenne Nation of Montana for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming.

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
Long-term assets related to Indian casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Emerging Issues Task Force Issue No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structure Notes.
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

In assessing the probability of completing the project, we also consider the status of the regulatory approval process including whether:
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
The development phase of each relationship commences with the signing of the respective agreements and continues until the casino is open for business. Thereafter, the management phase of the relationship, governed by the management contract, typically continues for a period of between five to seven years. We make advances to the tribes, recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management agreement, we typically earn a management fee calculated as a percentage of the net income of the gaming facility. In addition, repayment of the loans and our management fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:
•	a certain minimum monthly priority payment to the tribe;

•	repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon;

•	repayment of various debt with interest accrued thereon due to us;

•	management fee to us;

•	other obligations; and

•	the remaining funds distributed to the tribe.
Notes receivable
We account for and present our notes receivable from and management agreements with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity is terminated prior to completion, we generally would retain the right to collect on our notes receivable in the event a casino project is completed by another developer. Because we ordinarily do not consider the stated rate of interest on the notes receivable to be commensurate with the risk inherent in these projects (prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as either an intangible asset (contract rights) or if the rights were acquired in a separate, unbundled transaction, expensed as period costs of retaining such rights.
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
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants to assist management in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats and three downtown Detroit casinos, whose published WPUD has consistently averaged above the $255 used in our undiscounted cash flow analysis. In addition, our market analysis assumes the development of another Native American casino of approximately equal size by the Gun Lake Tribe approximately 75 miles to the northwest of our facility sometime in late 2009 or 2010. Our Michigan project is located approximately 100 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.
Summary of long-term assets related to Indian casino projects
At December 31, 2008 and 2007, long-term assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	2008	2007
Fire Keepers:

Notes receivable, tribal governments	$4,097,002	$11,189,359
Contract rights, net	16,636,358	14,625,969

	20,733,360	25,815,328

Other projects:

Notes receivable, tribal governments	$1,017,765	$989,122
Contract rights, net	159,194	135,164

	1,176,959	1,124,286

	$21,910,319	$26,939,614

As previously noted, the FireKeepers project comprises the majority of long-term assets related to tribal casino projects. We have an approved management agreement with the Authority for the development and operation of the FireKeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years commencing upon opening. The terms of an amended management agreement were approved by the NIGC in April 2008. In May 2008, in connection with the project financing, $9.3 million of the notes receivable was repaid, which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million of the note receivable is expected to be repaid 180 days following opening of the casino, provided there are sufficient funds remaining in the construction disbursement account. If there are insufficient funds remaining in the construction disbursement account, the balance becomes payable in 60 equal monthly installments beginning 180 days after the commencement of operations of the casino, plus interest at prime plus 1%. We are monitoring the progress of the project and the development budget and believe that sufficient funds will be left to fund the $5.0 million reimbursement following opening.
In arriving at the estimated opening date for the FireKeepers project, which we believe will be in the third quarter of 2009, we considered the status of the following conditions and estimated the time necessary to complete the construction:
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
The Company extended its estimated opening date for the Montana casino from the second quarter of 2010 to the third quarter of 2010. The Company had expected that the tribe would receive key federal and state approvals during the fourth quarter of 2008 which were not received and the pending change in the federal administration is expected to further delay the approval process until the second quarter of next year. The effect of the change in the estimated opening date reduced the estimated fair value of the note receivable related to the Montana project by $18,000 as of December 31, 2008.
On March 19, 2008, we announced that we are no longer pursuing the Nambé project. As of December 31, 2008, we have advanced $0.7 million for the development of the project, all of which is expected to be reimbursed by the Nambé Tribe from the revenues of their expected gaming project. In addition, the Company expects to negotiate payment from the Nambé Tribe or its new developer for the value of the exclusive gaming rights granted to the Company by the Nambé Tribe. However, in December, 2007, the Company recorded an impairment loss associated with the related contract rights of $0.2 million, pending a resolution with the Nambé Tribe. The estimated fair value of the receivable from the Nambé project is now based on the assumption that the Nambé Tribe will develop a smaller scope project and will repay the advances over a five-year period after the project opens with interest at prime plus 2%. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 20% discount rate. The development agreement between the Company and the Nambé Tribe provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. The Nambé Tribe has confirmed in writing that it is obligated to repay the reimbursable advances. In addition, the Nambé Tribe has informed management that it intends to develop a small gaming facility with another developer. Accordingly, management believes that the Nambé Tribe has the intent and will likely have the ability to repay the advances, either using a portion of the project financing or future cash flows of the project once open.
Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.
The estimated fair value of our notes receivable related to tribal casino projects make up approximately 11% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows.

The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at December 31, 2008 and 2007:

	2008	2007
Aggregate face amount of the notes receivable (including interest)	$6,281,329	$14,084,100

Estimated years until opening of casino:
FireKeepers	.75	1.50
Montana	1.75	1.75

Discount rate:
FireKeepers	17.0%	17.5%
Montana	23.0%	22.5%

Estimated probability of the casino opening as expected:
FireKeepers	96%	96%
Montana	70%	80%
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

At December 31, 2008 and 2007, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the FireKeepers project are illustrated by the following hypothetical increases (decreases) in the estimated fair value of the note receivable:

	2008	2007
Discount rate increases 2.5%	$(106,972)	$(347,790)
Discount rate decreases 2.5%	112,245	366,793
Forecasted opening date delayed one quarter	(157,696)	(442,085)
Forecasted opening date accelerated one quarter	164,009	460,273
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
Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of typically between five and seven years, commencing 30 to 180 days after the opening of the project. As of December 31, 2008, we estimate the following potential exposure resulting from a project not reaching completion:

December 31, 2008	FireKeepers	New Mexico	Montana	Total
Notes receivable	$4,097,002	$444,996	$572,769	$5,114,767
Contract rights	16,636,358	—	159,194	16,795,552

	$20,733,360	$444,996	$731,963	$21,910,319

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
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although SFAS No. 157 is effective now (and has been adopted) as amended by FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of Financial Asset when the Market for that Asset is not Active, issued in October 2008, for financial assets and liabilities carried at estimated fair value, it will become effective in 2009 for any nonfinancial assets and liabilities so carried, but we have none. Therefore, no future effect of the non-financial provisions of SFAS No. 157 on our future financial position, results of operations or cash flows is expected.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for us for 2009, and early adoption is prohibited. Among the effects of SFAS No. 160 will be the future exclusion from net income (loss) of the non-controlling interest therein and the relocation of such non-controlling interest to the stockholders’ equity section of the balance sheet. We are currently evaluating the effects, if any, that SFAS No. 160 will have on our future financial position, results of operations and operating cash flows.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will significantly change the accounting for business combinations for which the acquisition date is in 2009 or thereafter. We are currently evaluating how SFAS 141R will impact our financial statements should we enter into any business combination transactions after 2008. However, we currently have no announced or pending business combination transactions.

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Operating revenues from continuing operations. For the year ended December 31, 2008, total operating revenues from continuing operations increased by $0.1 million principally due to the fact that Stockman’s Casino was acquired on January 31, 2007 resulting in eleven months of operations in 2007 and twelve months of operations in 2008. The increase in casino and food and beverage revenues of $0.5 million was offset by a decrease of $0.4 million in other operating income principally due to the recognition in the second quarter of 2007, of one-time revenues of $0.3 million related to the termination of a consulting agreement with the Hard Rock casino in Biloxi.
Operating costs and expenses from continuing operations. For the year ended December 31, 2008, total operating costs and expenses decreased $0.1 million compared to the prior year, primarily as a result of decreases in project development costs and selling, general and administrative expenses (as discussed below), offset by an increase in casino and food and beverage expenses of $0.5 million, due to the fact that Stockman’s, which was acquired on January 31, 2007, and was operated by the Company for only eleven months in the prior year.
Project development costs. Project development costs decreased by $0.3 million or 65.0% due to reductions in new business development activity and reduced expenses for the tribal projects related to the discontinuance of the Nambé project, reduced activity in the Northern Cheyenne project and as a result of the Michigan Tribe obtaining project financing, which enabled the Michigan Tribe to fund the majority of its project costs beginning in the second quarter of 2008.
Selling, general and administrative expense. Selling, general and administrative expenses decreased by $0.05 million or 8.1% as compared to 2007, primarily due to decreases at the corporate level in employee related expenses related to the reduction of stock based compensation and offset by increases related to the Stockman acquisition as noted above.
Depreciation and amortization. Depreciation expense increased by $0.2 million from the prior year primarily due to the purchase of property and equipment of $0.5 million during 2008 and one more month of depreciation in 2008 when compared to 2007.
Operating gains (losses). For the year ended December 31, 2008, operating gains increased by $1.6 million or 33.8%. The increase is primarily due to the net impact of the change in the discount rates and the estimated opening dates of the tribal projects which resulted in an increase in unrealized gains of $1.3 million or 151.1% from the prior year. This increase is primarily due to the Michigan project, which is scheduled to open in the third quarter of 2009. The increase also included an increase in our share of income from the Delaware joint venture of $0.5 million or 11.8% over the prior year due, in part, to our restructured management contract with HRI.
Other income (expense). For the year ended December 31, 2008, other expenses increased by $4,896 as compared to 2007, principally due to the decrease of interest and other income of $0.6 million, offset by a decrease of interest expense of $0.7 million and increase of $0.2 million in non-controlling interest in net income of consolidated joint venture. The decrease of interest and other income is due to the absence in 2008 of non-recurring revenues of $272,138 recorded in the third quarter of 2007, related to the transfer of an obligation to pay an architectural firm related to the Michigan project. Originally, the Company had guaranteed the tribe’s obligation to pay the architectural firm. However, as part of the revised management agreement negotiated during the third quarter of 2007, the obligation was transferred to the Michigan tribe without recourse to the Company and, therefore, the liability was eliminated, as provided in SFAS No. 140. The decrease of interest expense is due to the reduction in interest expense related to the reduction of outstanding debt on the Company’s revolving line of credit.

Income taxes. For the year ended December 31, 2008, the effective income tax rate was approximately 45%, compared to 40% in 2007. The increase in the effective tax rate from the prior year is primarily due to income tax permanent differences related to restricted stock grants vested in 2008.
Liquidity and Capital Resources
The Delaware joint venture and Stockman’s Casino operation are currently our primary sources of recurring income and positive cash flow. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We expect to continue receiving management fees as currently prescribed under the management agreement, with a minimum guaranteed growth factor over the prior year of 5% in years 2009 through August 2011.
On a consolidated basis, for the fiscal year ended December 31, 2008, cash provided by operations decreased $1.8 million due in part to the sale of the hotel in February 2008 and higher GEM expenses. Cash provided by investing activities increased $23.9 million from the prior year primarily due to cash proceeds generated from the sale of the Holiday Inn Express in February 2008 of $6.9 million and the repayment of tribal advances related to the FireKeepers project of $9.3 million in May 2008, partially offset by $2.1 million in cash used to acquire additional Michigan contract rights in the second quarter. In the prior-year period, the primary use of cash for investing activities related to the acquisition of Stockman’s Casino. Cash used in financing activities increased $10.6 million primarily due to repayment of long-term debt using the net proceeds received from investing activities. As of December 31, 2008, the Company had approximately $5.3 million in cash and availability on its revolving credit facility of $6.0 million.
The United States is currently experiencing a recession accompanied by, among other things, instability in the investment and commercial banking systems, reduced credit availability and highly curtailed gaming and other recreational activities, and it is also engaged in war. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.
Our future cash requirements will include funding the remaining near and long-term cash requirements of our development expenses for the Michigan and Montana projects, selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. Subject to the economic uncertainties discussed in the previous paragraph, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash receipts due to, among other reasons, the adverse effects of the current economic environment and/or the lack of available funding sources due to, among other reasons, the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.
Again, subject to the foregoing uncertainty about credit availability and a significant national downward trend in casino gaming activity due to recent economic developments, we believe that our casino development projects currently in progress will likely be constructed and ultimately, will achieve profitable operations; however, no assurance can be made that this will occur or how long it will take. If our casino development projects currently in progress are not completed, or upon completion, if we fail to successfully compete within a reasonable timeframe in the highly competitive and currently declining market for gaming activities, we may lack the funds to compete for and develop future gaming or other business opportunities.
Long-term debt includes a reducing revolving loan from Nevada State Bank. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $0.3 million semiannually on January 1 and July 1, and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.39% per annum as of December 31, 2008 and December 31, 2007, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. With the sale of the Holiday Inn Express in February 2008, the balance on the loan was reduced from $10.9 million to $3.9 million, and the Company’s availability under the facility increased to approximately $5.3 million. In addition, periodic payment requirements were reduced on a pro-rata basis. On October 23, 2008, the Company paid additional principal of $0.6 million and the line of credit availability as of December 31, 2008 was $6.0 million. In March, 2009, the Company made $2.3 million of voluntary principal payments on its revolving credit line, increasing the availability under the line to $7.9 million and reducing its cash balance to $3.5 million. The remaining balance of $0.2 million is not due until January of 2022.

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
On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1.0 million of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1.0 million of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through December 31, 2008, the Company had repurchased 1,210,414 shares at a weighted average-price per share of $1.21, costing $1.5 million, (including commissions and other related transaction costs). The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at management’s discretion.
As of December 31, 2008, the Company held $3.6 million in a U. S. Government money market account, included in total cash of $5.3 million. On September 29, 2008 the US Treasury announced a Temporary Guarantee Program for US Registered Money Market Funds. Under this new Treasury Department program, investments in a money market fund as of September 19, 2008, will be temporarily insured to enable shareholders to receive a net asset value of $1.00 per share if the fund is liquidated. The program is designed to address current market conditions and will initially exist only for a three-month period. The Treasury Department can extend the program for up to an additional nine months, as needed. We believe it is unlikely that the insurance will be necessary for our U.S. Government money market fund, as investments in the fund continue to adhere to strict credit quality, liquidity and diversification guidelines.
On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s for $28.1 million, which included $0.7 million of capitalized costs, plus $0.7 million for the right to adjust the tax basis of the assets acquired. Stockman’s owns and operates Stockman’s Casino and, until February 20, 2008, the Holiday Inn Express in Fallon, Nevada. The transaction was financed with a portion of the net proceeds from our December 2006 stock offering, cash on hand, $16 million of debt secured by the capital stock and assets of Stockman’s and a $1.25 million promissory note to the seller of Stockman’s.
Effective May 15, 2007, GEM entered into an agreement with Green Acres whereby GEM acquired all of Green Acres’ interests in the Nottawaseppi Huron Band of Potawatomi casino project in Michigan for $10 million. GEM’s members equally funded an initial deposit and periodic payments of approximately $0.6 million. The remaining obligation of $9.5 million, although unsecured, was recorded as a long-term liability once the management agreement between GEM and the Authority was approved in December 2007. On May 6, 2008, in conjunction with the financing of the FireKeepers Casino, the Company applied the proceeds of the $9.3 million tribal receivable reimbursement to pay off the remaining balance of the $9.5 million Green Acres liability.
In December 2007, RAM exercised its conversion option on its $2.4 million loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the Michigan joint venture, and the loan balance of $0.4 million, plus $0.6 million of accrued interest on the original loan, became a liability of GEM.

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
Presently, we do not generate sufficient internal cash flow to fund the construction phase of our Indian casino projects. If we were to discontinue development activities related to any or all of these projects, the related receivables and intangibles would then be evaluated for impairment. The December 2008 balance of notes receivable from Indian advances was approximately $1.2 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued below the anticipated undiscounted cash flows from the management fees of the projects. Therefore, although the actual amount cannot be estimated at this time, we currently do not believe that the carrying value of our long-term assets related to tribal casinos has been impaired.
Our funding of the Michigan project and our liquidity are affected by an agreement with RAM, the non-controlling, 50% owner of our Michigan joint venture. In February 2002, in exchange for funding a portion of the development costs, RAM advanced us $2.4 million which was partially convertible into a capital contribution to the Michigan joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Michigan Tribe, both of which had occurred as of December 31, 2007. Accordingly, in December 2007, RAM exercised its conversion option and $2.0 million of the original loan was converted into a capital contribution to the Michigan joint venture, with the remaining loan balance of $0.4 million, plus $0.6 million of accrued interest becoming debt repayable solely from the Michigan joint venture.
On May 6, 2008, the Authority closed on the sale of $340 million of Senior Secured Notes and a $35 million equipment financing facility to fund the development and construction of the Tribe’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority, with the remaining $5.0 million to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, plus interest at prime plus 1%. On the same day, GEM funded $2.1 million in financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional gaming rights related to the Michigan project. The Company and RAM each contributed one-half of the funds to GEM for GEM to make this funding.
Our Michigan joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan Tribe in exchange for a management fee of 26% of net revenues (defined effectively as net income before management fees) for seven years. The terms of our management agreement were approved by the NIGC in December 2007 and an amended contract as approved in April 2008. No assurance can be given that the management fee paid by FireKeepers will have a significant impact on the Company’s cash flow from operations.

In May 2005, we entered into development and management agreements with the Northern Cheyenne Tribe of Montana for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Northern Cheyenne Tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 200 gaming devices, a 300 seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $16 million. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for approval, but will be revised as necessary based on the final agreed upon size and scope of the project with the tribe.
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
In 2005, we signed gaming development and management agreements with the Nambé Tribe of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the tribe’s multi-phased master plan of economic development. In March 2008, management announced that the Company was no longer pursuing the Nambé project. Pursuant to the terms of the development agreement, the Nambé Tribe has recognized the obligation to reimburse all of the Company’s development advances for the project. Full House currently has advanced $0.7 million for the development of the project, all of which is expected to be reimbursed by the Nambé Tribe. In addition, management expects to negotiate payment from the Nambé Tribe or its new developer for the value of the exclusive gaming rights granted to the Company by the Nambé Tribe. The receivable from the Nambé Tribe is valued based on the present value of a five-year collection period and a 20% discount rate. The collectability ultimately depends on the quality and timing of the project development which we are monitoring, but have no influence over.
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.
Other
As part of the termination of our Hard Rock licensing rights in Biloxi, Mississippi, we agreed to provide consulting services to Hard Rock if and when the Biloxi facility opens, entitling us to annually receive the greater of $100,000 or 10% of licensing fees for the two year consulting period. However, due to the devastation caused by Hurricane Katrina, which caused severe damage to the Hard Rock Casino in Biloxi, the opening of the facility, which was originally scheduled for the third quarter of 2005, was postponed to the summer of 2007. Full House received a one-time cash payment of $0.3 million in the second quarter of 2007, related to the termination of a consulting agreement with the Hard Rock casino in Biloxi, Mississippi.
In 2006, we declared a dividend of $3.0 million equal to the amount of previously accrued and unpaid dividends, on the 700,000 outstanding shares of our Series 1992-1 Preferred Stock, which was paid in January 2007. Concurrent with payment of the dividends, the holders’ exercised their right to convert the preferred stock into common stock on a one-for-one basis and accordingly, as of December 31, 2007 and 2008, there are no preferred shares issued or outstanding and no future dividend payments are currently contemplated.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008, the carrying value of our cash and cash equivalents approximates fair value. However, we have cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.
Of our total outstanding debt, including accrued interest, of approximately $6.4 million at December 31, 2008, $5.6 million is subject to variable interest rates, which averaged 5.63% as of December 31, 2008. The applicable interest rates are based on the prime lending rate or the five-year LIBOR/Swap rate; and therefore, the interest rate will fluctuate as the index lending rates change. Based on our outstanding variable rate debt at December 31, 2008, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $56,069. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Full House Resorts, Inc.
Las Vegas, NV
We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 25, 2009

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets
Cash and equivalents	$5,304,755	$7,975,860
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $20,000	597,848	319,865
Prepaid expenses	504,021	351,658
Deposits and other current assets	98,209	172,120
Deferred tax asset	293,598	340,489
Assets held for sale	45,000	6,960,762

	6,843,431	16,120,754

Property and equipment, net of accumulated depreciation, of $4,985,766 and $3,848,439	8,630,024	9,227,113

Long-term assets related to tribal casino projects
Notes receivable	5,114,767	12,178,481
Contract rights, net of accumulated amortization of $729,228 and $670,927	16,795,552	14,761,133

	21,910,319	26,939,614

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	775,829	868,265

	11,084,349	11,176,785

	$48,468,123	$63,464,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$225,224	$259,124
Accounts payable	239,059	274,411
Accrued expenses	1,021,817	1,364,293

	1,486,100	1,897,828
Long-term debt due to joint venture affiliate, including accrued interest of $153,610 and $17,231 net of current portion	3,137,600	1,272,709
Other long-term debt, net of current portion	3,066,639	21,693,314
Deferred tax liability	1,594,424	699,512

	9,284,763	25,563,363

Non-controlling interest in consolidated joint venture	4,600,068	4,232,775

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,350,276 shares issued and 18,139,862 shares outstanding in 2008, and 19,342,276 shares issued and outstanding in 2007	1,935	1,934
Additional paid-in capital	42,356,098	41,557,043
Treasury stock,1,210,414 shares at cost	(1,502,182)	—
Deficit	(6,272,559)	(7,890,849)

	34,583,292	33,668,128

	$48,468,123	$63,464,266

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenues
Casino	$7,483,644	$7,228,181
Food and beverage	2,099,222	1,810,047
Other operating income	89,075	526,183

	9,671,941	9,564,411

Operating costs and expenses
Casino	2,399,012	2,312,587
Food and beverage	2,321,907	1,876,532
Project development costs	151,120	431,437
Selling, general and administrative	6,262,084	6,811,321
Depreciation and amortization	1,213,636	1,016,494

	12,347,759	12,448,371

Operating gains (losses)
Equity in net income of unconsolidated joint venture and related guaranteed payments	4,772,248	4,270,000
Unrealized gains on notes receivable, tribal governments	2,103,630	839,749
Impairment and settlement losses	(585,000)	(407,534)

	6,290,878	4,702,215

Income from continuing operations before other income (expense) and income taxes	3,615,060	1,818,255
Other income (expense)
Interest and other income	171,962	745,656
Interest expense	(532,499)	(1,270,857)
Non-controlling interest in net income of consolidated joint venture	(367,293)	(197,733)

Income from continuing operations before income taxes	2,887,230	1,095,321
Income taxes	(1,307,085)	(441,024)

Income from continuing operations	1,580,145	654,297
Income from discontinued operations, net of tax	38,145	286,294

Net income	$1,618,290	$940,591

Income from continuing operations per common share
Basic and diluted	$0.08	$0.03

Income from discontinued operations per common share
Basic and diluted	$0.00	$0.02

Net income per common share
Basic and diluted	$0.08	$0.05

Weighted-average number of common shares outstanding
Basic and diluted	19,116,311	19,304,251

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

						Additional		Total
	Common stock		Treasury stock			paid-in		stockholders’
2008	Shares	Dollars	Shares	Dollars		capital	Deficit	equity

Beginning balance	19,342,276	$1,934	—		—	$41,557,043	$(7,890,849)	$33,668,128
Previously deferred share-based compensation recognized	—	—	—		—	839,753	—	839,753
Issuance of common stock	8,000	1	—		—	14,399	—	14,400
Purchase of treasury stock	—	—	1,210,414		(1,502,182)	—	—	(1,502,182)
Income tax expense share-based compensation	—	—	—		—	(55,097)	—	(55,097)
Net income	—	—	—		—	—	1,618,290	1,618,290

Ending balance	19,350,276	$1,935	1,210,414	$	(1,502,182)	$42,356,098	$(6,272,559)	$34,583,292

					Additional		Total
	Preferred stock		Common stock		paid-In		stockholders’
2007	Shares	Dollars	Shares	Dollars	capital	Deficit	equity

Beginning balance	700,000	$70	18,408,380	$1,841	$39,949,282	$(8,831,440)	$31,119,753
Conversion of preferred stock	(700,000)	(70)	700,000	70	—	—	—
Issuance of restricted stock grants	—	—	130,000	13	(13)	—	—
Issuance of stock on options exercised	—	—	103,896	10	(10)	—	—
Previously deferred share-based compensation recognized	—	—	—	—	1,576,652	—	1,576,652
Income tax benefit share-based compensation	—	—	—	—	31,132	—	31,132
Net income	—	—	—	—	—	940,591	940,591

Ending balance	—	$—	19,342,276	$1,934	$41,557,043	$(7,890,849)	$33,668,128

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,618,290	$940,591
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated investee	(3,691,146)	(4,270,000)
Non-controlling interest in consolidated joint venture	367,293	197,733
Distributions from unconsolidated investee and management fees	3,525,232	4,096,698
Unrealized gain on notes receivable, tribal governments	(2,103,630)	(839,749)
Depreciation, including $250,957 related to discontinued operations in 2007	1,155,334	1,204,268
Amortization of gaming and other rights, including $3,977 related to discontinued operations in 2007	58,301	66,005
Deferred tax liability	894,912	(181,435)
Deferred tax asset	46,891	699,512
Impairment losses	85,000	407,534
Share-based compensation	799,056	1,576,653
Other deposits	13,132	—
Increases in operating (assets) and liabilities:
Accounts receivable	(277,983)	(93,498)
Prepaid expenses	(152,362)	(46,042)
Deposits and other current assets	73,909	229,741
Accounts payable and accrued expenses	(135,344)	362,106
Income taxes payable	—	(237,623)

Net cash provided by operating activities	2,276,885	4,112,494

Cash flows from investing activities:
Advances to tribal governments, excluding ($2,123) and $18,312 (recovered) and expensed	(86,123)	(342,950)
Deposits and other costs of the Stockman’s Casino acquisition, net	—	(9,262,274)
Net proceeds from sale of hotel	6,961,020	—
Acquisition of contract rights and other assets	(2,092,720)	(320,510)
Collection of tribal note receivable	9,253,467	—
Purchase of property and equipment	(549,389)	(412,218)
Other	—	(92,202)

Net cash provided by (used in) investing activities	13,486,255	(10,430,154)

Cash flows from financing activities:
Repayment of long-term debt	(18,660,575)	(4,794,378)
Preferred dividend	—	(3,042,084)
Borrowings	1,728,512	12,500
Purchase of treasury stock	(1,502,182)	—

Net cash used in financing activities	(18,434,245)	(7,823,962)

Net decrease in cash and equivalents	(2,671,105)	(14,141,622)
Cash and equivalents, beginning of year	7,975,860	22,117,482

Cash and equivalents, end of year	$5,304,755	$7,975,860

	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$440,561	$959,546

Cash paid for income taxes	$815,210	$680,777

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed with accounts payable	$8,856	$157,751

Capitalized share-based compensation costs	—	$476,000

Contract rights acquired with long-term debt	—	$9,500,000

Conversion of long-term debt to capital contribution in consolidated joint venture	—	$2,000,000

Transfer of land previously held for development to other assets	—	$130,000

Transfer of land, property, equipment and goodwill, net to assets held for sale	—	$6,960,762

Acquisition of Stockman’s Casino:
Net cash paid (including capitalized loan costs of $214,295 and cash incentive of $730,812)	—	$9,262,274

Fair value of non-cash assets acquired	—	$17,806,346

Liabilities assumed	—	$407,071

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, NATURE AND HISTORY OF OPERATIONS
Nature of operations and key relationships. Full House Resorts, Inc. (“we,” “us,” “our,” “Full House” or the “Company”), develops, manages and/or invests in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations. The Company seeks to expand through acquiring, managing, or developing casinos in profitable markets.
GED. We are currently a noncontrolling 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”). GED has a management contract through 2011 with Harrington Raceway and Casino, at the Delaware State Fairgrounds in Harrington, Delaware (“Harrington Casino”). Harrington Casino has approximately 2,100 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area.
Under the terms of the restructured management agreement with HRI, the Company is to receive the greater of 50% of GED’s 2008 management fees as currently prescribed under the management agreement or an 8% increase in its share of GED’s management fees received in 2007. The 8% guaranteed growth factor takes into account the expansion at Harrington Casino that was completed in February 2008, and the guaranteed annual growth rate will be 5% in 2009 through the expiration of the GED management contract in August 2011(Note 4).
GEM. We also own 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), which we control (and therefore, consolidate in our financial statements). RAM is a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the “Michigan Tribe”), for the development and management of the FireKeepers Casino near Battle Creek, Michigan. More specifically, our joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan tribe. The management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version containing provisions required by the project financing investors was approved by the NIGC on April 21, 2008. Construction at FireKeepers Casino has progressed on schedule and garage construction has been completed. In addition, the FireKeepers Development Authority has approved an increase in slot machines to approximately 2,680 from 2,500. Table games units will be reduced from 90 to 78 and poker units will decrease from the planned 20 to 12. The project remains on budget and FireKeepers Casino is still expected to open in the summer of 2009. The FireKeepers Casino will target potential customers in the Battle Creek, Kalamazoo, and Lansing, Michigan metropolitan areas, as well as the Ft. Wayne, Indiana area.
In February 2002, the Company entered into an investor agreement with RAM, a privately held investment company, whereby RAM was admitted as a 50% member in GEM and Gaming Entertainment (California), LLC, (GEC), consolidated investee of the Company, in exchange for providing a portion of the necessary funding for the development of planned projects in Michigan and California. Accordingly, RAM loaned Full House $2.4 million to fund the projects. In 2005, the Company and RAM amended the 2002 agreement to extend the maturity date of the note payable and the related accrued interest to July 1, 2007 and subsequently extended until December 31, 2007.
Pursuant to the investor agreement, effective December 14, 2007, RAM exercised its right to convert the loan into a $2.0 million capital contribution in, and a $0.4 million loan to GEM. In addition, accrued interest payable in the amount of $0.6 million, previously due on the original promissory note, was also converted into a loan to GEM which will mature no sooner than two years after the opening of the Michigan project.
Stockman’s. On January 31, 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino (Stockman’s) which operates Stockman’s Casino (Note 3) and until February 20, 2008, the Holiday Inn Express in Fallon, Nevada when we sold its assets. (Note 7). Stockman’s has approximately 8,400 square feet of gaming space with approximately 259 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop.

Other. The Company also has development and management agreements with the Northern Cheyenne Nation of Montana (the “Montana Tribe”) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreement provides for a management fee of 30% of revenues net of prizes and operating expenses and is subject to approval by the NIGC, while the development agreement obligates the Montana Tribe to reimburse any development advances from future gaming revenue in the event the management agreement is not approved. On October 28, 2008, the Tribe was notified that the Secretary of the Interior had approved the use of the planned site for gaming, subject to concurrence of the State Governor. We are awaiting the Governor’s concurrence. In addition, any management contract must be approved by the NIGC. We previously requested NIGC approval of the management agreement, but have withheld further submission pending agreement with the Tribe on the scope and extent of the project. In November 2008, the Tribe conducted elections for its tribal council, which resulted in an entirely new council being seated. In January 2009, we forwarded to the new council a revised proposal for the casino development taking into account the current status and availability of financing for the development project. We are waiting for the council’s review of the proposal and further discussions with the new council.
During 2007, two projects were discontinued resulting in impairment losses of approximately $0.2 million each based upon Management’s decision to discontinue these projects.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). GEM, a 50%-owned investee of the Company that is jointly owned by RAM (Note 6), has been consolidated pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company accounts for its investment in GED (Note 4) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.
Cash equivalents. Cash in excess of daily requirements is invested in highly liquid short-term investments with initial maturities of three months or less when purchased. Such investments are reported as cash equivalents in the consolidated financial statements.
Concentrations and economic risks and uncertainties. The Company’s operations are currently concentrated in northern Nevada and Delaware. Accordingly, future operations could be affected by adverse economic conditions in those areas and their key feeder markets in neighboring states.
Except as discussed in the following paragraph, the Company’s credit risk (or market risk) is concentrated in long-term notes receivable from tribal governments (Note 5). Advances to tribal governments are primarily related to the Michigan project and represent pre-construction advances made to the tribe to fund its operations. The advances, including contractual accrued interest, if any, are collateralized solely by the future cash flows generated by the operations of the gaming facility and, although there can be no assurance that a facility will be opened, management does not believe that there is significant risk of loss associated with such investment, but considers its assessment of such risk in its fair value estimates (See Long-term assets related to Indian casino projects, below). However, the maximum loss that could be sustained if such advances prove to be uncollectible is limited to the recorded amount of the receivable and the related contract rights, less any impairment or other allowances that may be provided.
Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value. Since credit is extended on a short-term basis, accounts receivables do not normally bear interest. Management is required to make judgments, based on historical experience and future expectations, as to the collectability of accounts receivable. The allowances for doubtful accounts represent allowances for accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross accounts receivable to their estimated net realizable value. The Company records these allowances as a charge to selling, general and administrative expenses based on estimates of customers past credit history and current financial condition and on current general economic conditions.
The Company frequently has cash on deposit substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments. However, the extent of loss, if any, to be sustained as a result of the Company’s uninsured deposits is not subject to estimation at this time.

The United States is currently experiencing a recession accompanied by, among other things, instability in the investment and commercial banking systems, reduced credit availability and highly curtailed gaming and other recreational activities, and it is engaged in a war on terrorism. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.
Discontinued operations and assets held for sale. On October 1, 2007, the Company entered into an agreement to sell the assets of the Holiday Inn Express in Fallon, Nevada (the “Hotel”), formerly owned and operated by Stockman’s (Note 7), which sale was completed in February 2008. Accordingly, as of October 1, 2007, depreciation ceased on the assets of the Hotel, and the net book value of the Hotel’s assets at the time the sale agreement was executed (approximately $6.9 million) was reclassified as assets held for sale. The operations of the Hotel are reported as discontinued operations in the accompanying consolidated financial statements (Note 8).
Property and equipment. Property and equipment (Note 9) are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Debt issuance costs. Costs incurred in obtaining long-term financing are amortized over the life of the related debt using the effective interest rate method. At December 31, 2008, accumulated amortization of debt issuance costs was $0.05 million consisting solely of 2008 expense.
Investment in unconsolidated joint venture. The Company accounts for its investment in GED using the equity method of accounting (Note 4). At December 31, 2007, due to a management fee rebate accrual, cash distributions from GED exceeded the Company’s equity in the net income of GED, resulting in a negative investment balance. Since the Company is required to fund the excess, in 2007 the negative investment balances of $0.1 million was included as liabilities (in accrued expenses) in the accompanying consolidated financial statements.
Long-term assets related to Indian casino projects. The Company evaluates the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of an Indian casino project. The Company accounts for its notes receivable from and management contracts with the tribes as separate assets.
On January 1, 2008, the Company adopted the methods of fair value accounting described in Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to value its financial assets that were previously carried at estimated fair value. The adoption of SFAS No. 157 in the first quarter of 2008 did not have any effect on the Company’s previously used fair value estimation methodology or on net income. Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-3, Determining the Fair Value of Financial Asset when the market for that asset is not active, was issued in October 2008 and was retroactively effective for the quarter ended September 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s valuation techniques, financial position, results of operations and cash flows.
To date, the Company has chosen not to elect the fair value option as offered by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities for its financial assets and liabilities or other items that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported on a historical cost basis.
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
Upon opening of the casino, any difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes are then evaluated for impairment pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan.
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
Goodwill. Goodwill represents the excess of the purchase price over fair market value of net assets acquired in the Stockman’s transaction and relates to its casino operation. The Company performs an annual review of goodwill in the fourth quarter of each fiscal year and whenever there might be an impairment “triggering” event. No impairments were identified as a result of these impairment reviews.
Fair value of financial instruments. The carrying value of the Company’s cash and cash equivalents, and accounts payable, approximates fair value because of the short maturity of those instruments. As discussed above, substantially all of the Company’s receivables are carried at estimated fair value. The estimated fair values of the Company’s debt approximate their recorded values at December 31, 2008, based on the current interest rates offered to the Company for loans of the same remaining maturities.
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
Sales and similar revenue-linked taxes collected from customers are excluded from revenue but rather are recorded as a liability payable to the appropriate taxing authority and included in accrued expenses.

Revenues are recognized net of certain sales incentives in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.) Accordingly, cash incentives to customers for gambling activity, including the cash value of points redeemed by Players Club members, totaling $0.6 million have been recognized as a direct reduction of casino revenue in 2008.
Revenue does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $0.3 million in both 2008 and 2007.
The estimated cost of providing such gratuities is included primarily in casino expenses as follows:

	2008	2007

Food and beverage	$137,360	$164,272
Cash incentives	586,582	577,615
Other incentives	1,251	17,423

	$725,193	$759,310

Share-based compensation. In 2006, the Company adopted SFAS No. 123R, Share-Based Payments, to account for its share-based compensation, and elected the modified prospective method of transition. Accordingly, for 2008 and 2007, share-based compensation expense of approximately $0.9 million and $1.6 million respectively, from stock awards (Note 14) is included in general and administrative expense. Unvested stock grants made in connection with the Company’s 2006 Incentive Compensation Plan and a consulting agreement with a director are viewed as a series of individual awards and the related share-based compensation expense has initially been deferred and recorded as unearned stock-based compensation, shown as a reduction of stockholders’ equity, and will subsequently be amortized into operations as compensation expense as services are provided on a straight-line basis over the vesting period. The value of the restricted stock at the date of grant is amortized through expense over the requisite service period using the straight-line method. The Company believes the probability of forfeitures for granted shares of restricted stock to be extremely remote and, therefore, currently estimates zero forfeitures in future periods for the following reasons. The Company grants shares of restricted stock, rather than options, to key members of management and the Board of Directors. Since SFAS No. 123R was implemented, there have been no forfeitures of such restricted shares granted and none are likely for the foreseeable future since currently, there are only unvested stock grants to a director and the Company’s Chief Financial Officer that fully vest in May 2009 and February 2010, respectively.
At December 31, 2008, the Company had deferred share-based compensation of $0.3 million, which is expected to be amortized through February 2010 using the straight-line method, by employee, as mentioned above. Specifically, the Company expects to recognize share-based compensation expense of approximately $0.28 million in 2009 and $0.02 million in 2010.
Legal defense costs. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.
Earnings per common share. Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is ordinarily computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method. Approximately 17,000 common stock equivalents were not included in the calculation as diluted EPS as of December 31, 2007, as they would have been anti-dilutive.
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Estimated fair value of notes receivable and the recoverability of the Company’s investment in other long-term assets related to Indian casino projects (Note 5) are particularly vulnerable to variation and could change materially in the next year based on evolving developments.

Reclassifications. Certain minor reclassifications in prior year balances have been made to conform to the current presentation, which had no effect on previously reported net income.
3. ACQUISITION OF STOCKMAN’S CASINO
On January 31, 2007, the Company acquired Stockman’s in Fallon, Nevada for approximately $28.1 million, which includes acquisition costs of $0.7 million and an additional $0.7 million payment to the seller related to the tax treatment of the assets acquired. The purchase price was funded by an equity offering effected during 2006 (Note 11), a $16 million reducing revolving loan from a bank, and a promissory note to the seller in the approximate amount of $1.2 million (Note 9).
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in the Stockman’s transaction and relates to its casino operation. Specifically, the Company acquired older fixed assets via a stock purchase based on a modest earnings multiple, which took into account Stockman’s stable historical cash flow. Stockman’s is an otherwise unaffiliated, small casino in northern Nevada with patrons coming from the local community, travelers and military personnel temporarily working at a nearby naval base. No trade names, relationships, contracts or other material intangibles were identified.
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

2007
Net revenues	$17,608,642
Net income	1,004,410
Earnings per share, basic and diluted	$0.06
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture. GED has no non-operating income or expenses, and is treated as a partnership for income tax purposes and consequently records no federal or state income tax provision. As a result, income from operations for GED is equal to net income for each period presented, and there are no material differences between its income for financial and for tax reporting purposes.
As a result of the restructured joint venture agreement, the Company has received or accrued additional guaranteed payments of $1.1 and $0.3 million for 2008, and 2007 respectively, which is combined with the equity in net income of GED and related guaranteed payments in the accompanying consolidated financial statements.

Summary financial information for GED as of and for the years ended December 31, 2008 and 2007 is as follows:
CONDENSED BALANCE SHEET INFORMATION

	2008	2007
Total assets	$636,553	$665,493
Total liabilities	516,936	877,704
Members’ capital (deficiency)	119,617	(212,211)
CONDENSED STATEMENT OF INCOME INFORMATION

	2008	2007
Revenues	$24,816,268	$23,131,588
Net income	7,382,290	7,944,170
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
As of December 31, 2008 and 2007, Full House has notes receivable from tribal governments totaling approximately $6.3 million and $14.1 million, respectively, as follows:

	2008	2007
Contractual (stated) amount ( including interest)
FireKeepers Development Authority	$5,000,000	$12,857,593
Others	1,281,329	1,226,507

	$6,281,329	$14,084,100

Estimated fair value of notes receivable related to tribal casino projects
FireKeepers Development Authority	$4,097,002	$11,189,358
Others	1,017,765	989,123

	$5,114,767	$12,178,481

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
As of December 31, 2008, management extended its estimate of the opening date for the Montana casino from the second quarter of 2010 to the third quarter of 2010. Management had previously expected that the tribe would receive key federal and state approvals during the fourth quarter of 2008 which have not yet been received. Management also expects that the recent change in the federal administration will further delay the approval process until the second quarter of 2009. The effect of the change in the estimated opening date reduced the estimated fair value of the note receivable related to the Montana project by approximately $18,000 as of December 31, 2008.

In March 2008, management formally decided to discontinue pursuing the Nambé project. However, the Nambé Tribe has affirmed its responsibility to repay reimbursable development advances of approximately $0.7 million, plus interest at prime plus 2%, out of any future gaming revenues, if any. Management currently believes that the Nambé Tribe intends to develop a slot machine operation with approximately 200 devices, which would be attached to its travel center and provide the Nambé Tribe with the financial wherewithal to repay the amounts owed to the Company. Accordingly, management has estimated the fair value of the note receivable from the Nambé Tribe at approximately $0.4 million as of December 31, 2008.
The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, determined using Level 3 fair value inputs, from January 1, 2008, to December 31, 2008:

	2008
		Michigan Tribe
	Total	Authority	Other tribes
Balances, January 1, 2008	$12,178,481	$11,189,358	$989,123
Total advances	108,029	—	108,029
Advances allocated to contract rights	(24,030)	—	(24,030)
Advances expensed as period costs	2,124	2,124	—
Repayment of notes receivable	(9,253,467)	(9,253,467)	—
Unrealized gains	2,103,630	2,158,987	(55,357)

Balances, December 31, 2008	$5,114,767	$4,097,002	1,017,765

	2007
		Michigan Tribe
	Total	Authority	Other tribes
Balances, January 1, 2007	$10,995,782	$10,258,202	$737,580
Total advances	431,772	129,164	302,608
Advances allocated to contract rights	(70,510)	—	(70,510)
Advances expensed as period costs	(18,312)	(18,312)	—
Unrealized gains (losses) included in earnings	839,749	820,304	19,445

Balances, December 31, 2007	$12,178,481	$11,189,358	$989,123

6. CONTRACT RIGHTS
Contract rights are comprised of the following as of December 31, 2008 and 2007:

		Accumulated
2008	Cost	amortization	Net
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
Firekeepers project, additional	13,210,373	(729,228)	12,481,145
Other projects	159,194	—	159,194

	$17,524,780	$(729,228)	$16,795,552

		Accumulated
2007	Cost	amortization	Net
Firekeepers project, initial cost	$4,155,213	$—	$4,155,213
Firekeepers project, additional	11,141,683	(670,927)	10,470,756
Other projects	135,164	—	135,164

	$15,432,060	$(670,927)	$14,761,133

The initial cost of the Michigan contract rights were the result of a 1995 merger agreement whereby LA Associates, Inc. (“LAI”), (then owned 100% by a current director in the Company, Lee A. Iacocca) and Omega Properties, Inc. (then owned 30% by former director, William P. McComas) merged into a wholly-owned subsidiary of Full House. Pursuant to the merger, the Company issued a $0.4 million promissory note and 1,750,000 shares of common stock in return for contract rights primarily related to the Michigan project. An independent valuation consultant was retained to assist in the valuation of the merger and the contributed rights. The initial contract rights relate to the management of the Michigan project and amortization will begin once operations commence, at which time the rights will be contributed to GEM.

Prior to 2007, the Company acquired the remaining 50% interest in three joint venture projects for $1.8 million, $1.1 million allocated to the Michigan project for control of the development processes. Accordingly, amortization of these rights commenced immediately with revisions to the development/amortization period accounted for prospectively as changes in estimates.
In connection with the Authority’s financing of the FireKeepers Casino development in the second quarter of 2008, GEM funded $2.1 million of financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional contract rights related to the FireKeepers project. The financing costs will be amortized over the management contract period (7 years) commencing upon the opening of the casino, which is expected in the summer of 2009.
During 2007, the Company executed an agreement to purchase contractual rights related to the Michigan casino from Green Acres (“Green Acres”) for $10 million, which was contingent upon the opening of the Michigan casino project. At the time the agreement was entered into, there were two main contingencies regarding the Michigan project. Firstly, the amended management agreement had not yet been approved by the NIGC, and secondly, the construction financing had not been obtained. The management agreement was approved by the NIGC in December 2007, and at the time of the Company’s 10-KSB filing, the Michigan project financing was likely to be obtained (the financing was obtained early in May 2008). Accordingly, with the two primary contingencies likely to be overcome, the obligation to pay Green Acres was triggered, and the contract rights and a liability were recognized per SFAS No. 5. The additional contract rights will be amortized over the management contract period (seven years) commencing upon the opening of the casino, which is expected in the summer of 2009.
7. ASSETS HELD FOR SALE
On October 1, 2007, the Company entered into an agreement to sell the Hotel (Holiday Inn Express), which was acquired as part of the Stockman’s stock purchase. The sale was consummated February 20, 2008, resulting in net cash proceeds of approximately $7.0 million, which were used to repay long-term debt. Operations of the Hotel have been accounted for in the Company’s consolidated financial statements as discontinued operations (Note 8).
At December 31, 2007, assets held for sale consisted primarily of $6.9 million related to the Holiday Inn Express (the Hotel), which was sold on February 20, 2008, for a gross sales price of $7.2 million. The Company received net cash proceeds at closing approximating the carrying value, and accordingly, no estimated loss on disposal was accrued at December 31, 2007.
Assets held for sale consist of the following at December 31, 2008 and 2007:

	2008	2007
Land	$45,000	$1,078,661
Buildings and improvements	—	6,414,273
Furniture and equipment	—	1,848,712
Goodwill	—	22,608
Other	—	89,500

	45,000	9,453,754
Less accumulated depreciation	—	(2,492,992)

	$45,000	$6,960,762

In the fourth quarter of 2007, the Company recorded impairment losses related to the Navajo Nation (“Manuelito”) and Nambé Tribe contract rights of $0.2 million and $0.2 million, respectively, based on management’s decision to discontinue pursuing these projects. During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset held for sale and adjusted to its estimated net realizable value of $45,000, resulting in an additional impairment loss of $85,000 recognized in the second quarter of 2008.

8. SUMMARY FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS
The operating results of the Hotel for the year ended December 31, 2008 and 2007, is presented as income from discontinued operations. Summary operating results for the discontinued operations are as follows:

	2008	2007
Net revenues	$251,337	$1,938,532
Operating expenses	(189,815)	(1,249,819)
Depreciation and amortization	—	(254,935)
Income taxes	(23,377)	(147,484)

Income from discontinued operations	$38,145	$286,294

9. PROPERTY AND EQUIPMENT
At December 31, 2008 and 2007, property and equipment consist of the following:

	Estimated
	useful
	life	2008	2007
Land		$1,885,400	$1,885,400
Buildings and improvements	10–39	5,580,045	5,543,233
Furniture and equipment	5–7	6,150,345	5,518,197
Construction in progress		—	128,722

		13,615,790	13,075,552
Less accumulated depreciation		(4,985,766)	(3,848,439)

		$8,630,024	$9,227,113

10. LONG-TERM DEBT
At December 31, 2008 and 2007, long-term debt consists of the following:

	2008	2007

Long-term debt, due to co-venturer (RAM):

Promissory notes, expected to be due in 2011, interest at 1% above the prime rate (4.25% at December 31, 2008 and 8.35% at December 31, 2007) (including accrued interest of $153,610 and $17,231)	$3,137,600	$1,272,709

RAM debt conversion. In December 2007, RAM exercised its conversion option on its $2.4 million loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the joint venture, and the loan balance of approximately $0.4 million, plus approximately $0.6 million of accrued interest on the original loan, became a liability of GEM. Interest expense incurred on related party obligations was approximately $0.1 million and $0.2 million in 2008 and 2007, respectively.
Other long-term debt:

Reducing revolving loan, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.39% at December 31, 2008 and 2007)	$2,469,275	$11,401,000

Long-term obligation related to the acquisition of contract rights from Green Acres	—	9,500,000
Promissory note to Peter’s Family Trust, , payable in 60 monthly installments of principal and interest (7.44% per anum, through February 2012, and is secured by a second lien in the Stockman’s real property	822,588	1,051,438

	3,291,863	21,952,438

Less current portion	(225,224)	(259,124)

	$3,066,639	$21,693,314

Reducing revolving loan (the “Revolver”). The maximum amount permitted to be outstanding under the Revolver (originally $16.0 million) decreases $312,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan (see next paragraph). The loan agreement also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the Revolver provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management believes the Company is in compliance with the covenants through the date of this filing.
During the first quarter of 2008, proceeds from the sale of the Hotel in Fallon, Nevada were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of December 31, 2008, there are no additional required principal payments due on the Revolver until July, 2018. The Company had $6.0 million of availability under its revolving credit line as of December 31, 2008. See Subsequent Events (note 17).
Green Acres. This was classified as long-term debt in 2007 since it was due to be repaid with collection of long-term notes receivable.
Scheduled maturities of long-term debt as of the most recent balance sheet presented (including obligations to joint venture affiliate) are as follows:

2009	$225,224
2010	$263,809
2011	$3,268,109
2012	$49,436
2013	—
Thereafter	$2,469,275
11. STOCKHOLDERS’ EQUITY
In January 2007, the then outstanding preferred shares were converted to common shares on a one-for-one basis.
On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1.0 million of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1.0 million of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through December 31, 2008, the Company had repurchased 1,210,414 shares at a weighted average-price per share of $1.21 ($1.5 million, including commissions and other related transaction costs). The Repurchase Plan does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time at management’s discretion.

12. INCOME TAXES
FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, was adopted by the Company in the first quarter of 2007. Based on management’s assessment of its tax positions in accordance with FIN No. 48, there was no effect of adopting FIN No. 48 on its opening retained earnings or 2007 results of operations.
The income tax provision from continuing operations recognized in the consolidated financial statements consists of the following:

		2008	2007
Current:	Federal	$241,907	$(202,801)
	State	396,695	273,368

		638,602	70,567

Deferred:	Federal	691,860	517,941
	State	—	—

		691,860	517,941

		1,330,462	588,508
	Less discontinued operations	(23,377)	(147,484)

	Continuing operations	$1,307,085	$441,024

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2008	2007
Tax provision at U.S. statutory rate	$981,658	$372,410
State taxes, net of federal benefit	262,469	181,065
Other (benefit)	62,958	(112,451)

	$1,307,085	$441,024

At December 31, 2008 and 2007, the Company’s deferred tax assets (liabilities) consist of the following:

	2008	2007
Deferred tax assets:
Deferred compensation	$161,146	$233,339
Accrued bonuses	84,280	57,850
Allowance for doubtful accounts	6,800	49,300
Depreciation	20,224	87,171
Other	41,371	—

	313,821	427,660

Deferred tax liabilities:
Income related to Indian casino projects	(1,153,989)	(572,025)
Goodwill	(460,658)	(214,658)

	(1,614,647)	(786,683)

Net deferred tax liability	$(1,300,826)	$(359,023)

13. COMMITMENTS
Operating leases. In March 2007, the Company entered into an agreement to lease other office space in the current office complex for three years, with an option to renew for an additional three years. Effective September 1, 2007, Stockman’s entered into a lease agreement for its primary outdoor casino sign which expires on August 1, 2012.
Future minimum lease payments are as follows:

2009	$142,419
2010	91,567
2011	65,472
2012	43,648

$343,106

Financing of Indian gaming projects. Through our management or development agreements, we have agreed to arrange financing for the Montana Tribe on a best efforts basis based on the project’s planned size and costs. Currently, it is estimated that the Montana project will require approximately $16 million in financing.
GEM distributions to member. Non-interest bearing advances of $2.8 million in prior years by RAM to GEM have been accounted for in the accompanying financial statements as capital contributions to the joint venture due to the uncertainty of repayment and the inability of GEM to repay the advances. It is the intent of GEM to distribute these amounts upon the commencement of management fee receipts. The $2.8 is comprised of RAM’s funding of 50% the cost of acquiring the land for the Michigan project in the amount of $1.9 and additional advances of $0.9 million to fund GEM development expenditures.
Employment agreements. The Company has entered into employment agreements with certain key employees. The agreements provide for a base salary, bonus, stock options and other customary benefits to the employee as well as severance if the employee is terminated without cause or due to a “change of control” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to two year’s base salary and an average bonus calculated as the average bonus earned in the previous two years. If such termination occurs within two years of a change of control, as defined in the agreements, by the Company without cause, the employee will receive a lump sum payment equal to no less than one year’s annual base salary, a lump sum cash payment equal the average bonus earned in the previous three years, and the acceleration and vesting of all unvested shares and stock-based grants awarded upon the date of change of control, along with insurance costs, 401(k) matching contributions and certain other benefits. In the event the employee’s employment terminates due to illness, incapacity or death, the Company will pay the employee their base salary to date of termination, an amount equal to the prior year bonus on a pro-rata basis to date of termination, reimbursement of expenses incurred prior to date of termination, applicable insurance and other group benefit proceeds including those due under any Company long-term disability plan. In the event that the employee terminates his employment, with a minimum notice, the employee will receive base salary, benefits and reimbursable expense that have been accrued and unpaid at the termination date; and any earned, unpaid annual bonus declared by the Board. If the Company properly terminates the executive’s employment for cause, the Company will be without further liability to the employee, except for payment of all base salary and benefits accrued but not paid through the date of such termination.
14. SHARE-BASED COMPENSATION PLANS
On May 31, 2006 (the “Grant Date”), the Company’s stockholders approved the 2006 Incentive Compensation Plan (the “Plan”), authorizing the issuance of up to 1,100,000 restricted shares of the Company’s common stock as incentive compensation to officers, directors and consultants. Also on the Grant Date, the Company’s compensation committee approved the issuance of 668,000 shares of restricted stock pursuant to the Plan, valued at the closing price of the Company’s stock ($3.25), with no discount. Of the total shares granted, 145,500 vested on the Grant Date and the remaining 522,500 are expected to vest through February 2010, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense has initially been recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.
On September 25, 2006, the Company entered into a consulting agreement with Lee Iacocca, one of its directors, under the terms of which Mr. Iacocca will provide consulting services to the Company related to marketing and advertising for a period of three years. In consideration of these services, on December 26, 2006, the Company granted Mr. Iacocca 300,000 restricted shares of the Company’s common stock valued at the closing price on the grant date with no discount, which vest in equal amounts over the three-year term of the agreement or immediately upon death. Based upon the closing price of $3.73, the Company expects that $1.1 million of share-based compensation expense will be amortized over the term of the consulting agreement. In addition, as part of the agreement, Mr. Iacocca forfeited 250,000 options to purchase the Company’s common stock at an exercise price of $3.69 per share that had previously been granted and vested. The restricted stock grant was recorded as deferred compensation expense, reported as a reduction of stockholders’ equity and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period. The forfeiture of the 250,000 of options had no effect on the financial statements, since the options were fully vested. (See Note 15 for additional related party transactions.)

On March 13, 2007, the Company’s issued 110,000 shares of restricted stock valued at the closing price of the Company’s stock ($3.64), with no discount. The shares vest annually through February 19, 2010, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense of $0.4 million has initially been recorded as deferred compensation, reported as a reduction of stockholder’s equity, and will subsequently be recognized as compensation expense on a straight-line basis as services are provided over the vesting period.
On June 25, 2007, the Company issued 20,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $0.08 million based on the closing price of the Company’s stock ($3.78), with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $0.08 million related to this grant during the second quarter of 2007. In June 2007, the Company recognized additional expense of $0.3 million as a result of the vesting of 137,500 shares of restricted stock held by a former employee.
On May 29, 2008, the shareholders approved an additional allocation of 100,000 shares to the 2006 Incentive Compensation Plan. On July 11, 2008, the Company issued 8,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $0.01 million based on the closing price of the Company’s stock ($1.80), with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $0.01 million related to this grant during the third quarter of 2008.
Share-based stock compensation expense for 2008 and 2007 was $0.9 million and $1.6 million respectively. Included in 2007 share-based compensation expense is the amortization of $0.3 million and $0.02 million for shares in 2008 not vested upon termination of employees and affiliates. At December 31, 2008, the Company has recorded deferred share-based compensation of $0.3 million, which is expected to be amortized through February 2010.
The following table summarizes the Company’s restricted stock activity for the 2008 and 2007:

	2008		2007
		Weighted		Weighted
		average		average
		grant date		grant date
		value (per		value (per
	Shares	share)	Shares	share)
Unvested at beginning of year	514,169	$3.52	822,500	$3.43

Granted	—	—	130,000	3.66
Vested	(238,750)	3.51	(438,331)	3.38
Forfeited	—	—	—	—

Unvested at end of year	275,419	$3.53	514,169	$3.52

The Company’s ability to issue options under its earlier plans expired on June 30, 2002, and all options granted were fully vested prior to 2006. A summary of the status of Full House’s stock option plan as of December 31, 2008 and 2007, and changes during the years then ended are presented below:

	2008		2007
	Weighted average		Weighted-average
	exercise		exercise
	Options	Price	Options	Price
Outstanding at beginning of year	75,000	$2.25	325,000	$2.25
Exercised	—	—	(250,000)	2.25
Forfeited	(75,000)	2.25	—	—

Outstanding at end of year	—	—	75,000	2.25

Exercisable at year-end	—	—	75,000	$2.25

15. RELATED PARTY TRANSACTIONS
During the second quarter of 2007, management wrote-off a receivable from a related party, Allen E. Paulson Living Trust, of which J. Michael Paulson, chairman of our board, is trustee, which receivable was previously fully provided for with an allowance. The receivable originated in 2001, when the Company made a $0.1 million payment for architectural drawings relating to a development project in Mississippi.
On October 20, 2008, the Company was served with a complaint in the Second Judicial District Court of Nevada in and for Washoe County by RAM and Robert A. Mathewson alleging breach of contract and other claims related to the resolution of claims by GEC, a consolidated investee of the Company, against the Torres-Martinez Tribe of California. Certain officers were named as individual defendants as well. The complaint alleges that the Company, and in some cases the other individual defendants (i)breached an oral promise to share with RAM the $1.1 million settlement proceeds received by GEC in 2005 following a successful arbitration against the tribe. (ii) wrongfully distributed such settlement proceeds to the Company and (iii) failed to disclose material information to RAM regarding GEC, including debts owed by GEC to the Company. Following a mediation session held before former Washoe County District Court Judge Jerry Whitehead, the lawsuit was settled by the company agreeing to pay a total of $0.5 million to the plaintiffs (included in impairment and settlement losses), payable $0.2 million on execution of the settlement documents and $0.3 million within 30 days of the opening of the FireKeepers Casino but no later than December 15, 2009. All claims against the individuals were dismissed outright and the claims against the company were dismissed. As of December 31, 2008, $0.2 million was paid to the plaintiffs in this case.
16. SEGMENT REPORTING
Following the acquisition of Stockman’s in January 2007, the Company is comprised of three primary business segments. The casino operations segment includes Stockman’s Casino operation in Fallon, Nevada. The development/management segment includes costs associated with tribal casino projects and the Delaware joint venture. The corporate segment includes general and administrative expenses of the Company and one-time revenues of $0.3 million in the second quarter of 2007, related to the termination of a consulting agreement with the Hard Rock casino in Biloxi, Mississippi.
Selected statements of operations data (for continuing operations) as of and for the years ended December 31, 2008 and 2007 is as follows:

		Development/
	Casino operations	management	Corporate	Consolidated
2008
Revenues	$9,670,541	$—	$1,400	$9,671,941
Selling, general and administrative expense	1,899,791	465,589	3,896,704	6,262,084
Depreciation and amortization	1,086,323	58,637	68,676	1,213,636
Operating gains	—	6,290,878	—	6,290,878
Income (loss) from continuing operations before other income (expense) and income taxes	1,963,511	5,620,319	(3,968,770)	3,615,060
Income (loss) from continuing operations	1,971,729	4,720,528	(5,112,112)	1,580,145

2007
Revenues	$9,280,857	$—	$283,554	$9,564,411
Selling, general and administrative expense	1,562,807	22,700	5,225,814	6,811,321
Depreciation and amortization	946,253	62,028	8,213	1,016,494
Operating gains	—	4,702,215	—	4,702,215
Income (loss) from continuing operations before other income (expense) and income taxes	2,582,677	4,499,104	(5,263,526)	1,818,255
Income (loss) from continuing operations	2,755,644	4,243,320	(6,344,667)	654,297

Selected Balance Sheet data (for continuing operations) for the years ended December 31

		Development/		Discontinued
2008	Casino operations	management	Corporate	operations	Consolidated
Assets	$20,468,311	$22,550,532	$5,449,280	$—	$48,468,123
Property and equipment, net	8,443,650	1,394	184,980	—	8,630,024
Goodwill	10,308,520	—	—	—	10,308,520
Liabilities	515,366	5,620,785	3,148,612	—	9,284,763

		Development/		Discontinued
2007	Casino operations	management	Corporate	operations	Consolidated
Assets	$21,247,805	$27,174,172	$8,081,527	$6,960,762	$63,464,266
Property and equipment, net	9,081,356	—	145,757	—	9,227,113
Goodwill	10,308,520	—	—	—	10,308,520
Liabilities	631,425	13,178,507	11,753,431	—	25,563,363
17. SUBSEQUENT EVENTS
In March, 2009, the Company made $2.3 million of voluntary principal payments on its revolving credit line, increasing the availability under the line to $7.9 million and reducing its cash balance to $3.1 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A (T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures — As of December 31, 2008, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2009 and is incorporated herein by this reference.
Item 11. Executive Compensation.
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
Item 14. Principal Accountants’ Fees and Services.
The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

Item 15. Exhibits, Financial Statement Schedules.
(a)1.	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:
•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2008 and 2007;

•	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007;

•	Notes to Consolidated Financial Statements.

2. Exhibits

Exhibit
Number	Exhibit Description

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

10.3
Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.4
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

Exhibit
Number	Exhibit Description

10.8
Economic Development Agreement between Full House Resorts, Inc. and Northern Cheyenne Tribe dated May 24, 2005 (Incorporated by reference to Exhibit 10.63 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.9
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

10.13
Security and Reimbursement Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated August 23, 2005. (Incorporated by reference to Exhibit 10.69 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.14
Management Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated June 12, 2006. (Incorporated by reference to Exhibit 10.70 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2006)

10.15
Loan Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.71 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.16
Security Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.72 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.17
Promissory Note by the Nottawaseppi Huron Band of Potawatomi dated November 3, 2002. (Incorporated by reference to Exhibit 10.73 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.18	2006 Incentive Compensation Plan (Incorporated by reference to Appendix E to Full House’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 1, 2006)

10.19	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to Full House’s Quarterly Report on Form 10-QSB as filed with the Commission on August 14, 2006)

10.20
Consulting Agreement dated September 25, 2006 between Full House and Lee Iacocca. (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 1 to Registration Statement on Form SB-2 (#333-136341) filed on September 27, 2006)

10.21
Reducing Revolving Loan Agreement, dated January 31, 2007 between Full House Resorts, Inc. and Nevada State Bank. (Incorporated by reference to Exhibit 10.80 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.22
Reducing Revolving Promissory Note, dated January 31, 2007 by Full House Resorts in favor of Nevada State Bank. (Incorporated by reference to Exhibit 10.81 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.23
Promissory Note, dated January 31, 2007 by Full House Resorts in favor of The James R. Peters Family Trust Dated October 18, 2002. (Incorporated by reference to Exhibit 10.82 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

Exhibit
Number	Exhibit Description

10.24
Purchase and Sale Agreement, dated May 15, 2007, between Gaming Entertainment (Michigan), LLC and Green Acres Casino Management, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

10.25
Termination of Consulting Agreement, dated June 4, 2007, between Full House Resort, Inc., and Hard Rock Cafe International (USA), Inc. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

10.26
Management Reorganization Agreement, dated June 18, 2007 by Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007)

10.27
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.28
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.29
Employment Agreement, dated April 10, 2007, between Full House Resorts, Inc. and Wes Elam (Incorporated by reference to Exhibit 10.3 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007) +

10.30
Agreement of Sale and Purchase, dated October 1, 2007 between Stockman’s Casino, Inc. and Dhillon Hospitality Management Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 5, 2007)

21	List of Subsidiaries of Full House Resorts, Inc. *

23	Consent of Piercy Bowler Taylor & Kern Certified Public Accountants*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Executive compensation plan or arrangement

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: March 26, 2009	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ J. MICHAEL PAULSON J. Michael Paulson,	March 26, 2009
Chairman of the Board

/s/ ANDRE M. HILLIOU Andre M. Hilliou,	March 26, 2009
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEE A. IACOCCA Lee A. Iacocca, Director	March 26, 2009

/s/ KEN ADAMS Ken Adams, Director	March 26, 2009

/s/ CARL G. BRAUNLICH Carl G. Braunlich, Director	March 26, 2009

/s/ KATHLEEN CARACCIOLO Kathleen Caracciolo, Director	March 26, 2009

/s/ MARK J. MILLER Mark J. Miller,	March 26, 2009
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

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

10.3
Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.4
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

10.08
Economic Development Agreement between Full House Resorts, Inc. and Northern Cheyenne Tribe dated May 24, 2005 (Incorporated by reference to Exhibit 10.63 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.09
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

Exhibit
Number	Exhibit Description

10.11
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

10.13
Security and Reimbursement Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated August 23, 2005. (Incorporated by reference to Exhibit 10.69 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.14
Management Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated June 12, 2006. (Incorporated by reference to Exhibit 10.70 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2006)

10.15
Loan Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.71 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.16
Security Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.72 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.17
Promissory Note by the Nottawaseppi Huron Band of Potawatomi dated November 3, 2002. (Incorporated by reference to Exhibit 10.73 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.18	2006 Incentive Compensation Plan (Incorporated by reference to Appendix E to Full House’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on May 1, 2006)

10.19	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to Full House’s Quarterly Report on Form 10-QSB as filed with the Commission on August 14, 2006)

10.20
Consulting Agreement dated September 25, 2006 between Full House and Lee Iacocca. (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 1 to Registration Statement on Form SB-2 (#333-136341) filed on September 27, 2006)

10.21
Reducing Revolving Loan Agreement, dated January 31, 2007 between Full House Resorts, Inc. and Nevada State Bank. (Incorporated by reference to Exhibit 10.80 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.22
Reducing Revolving Promissory Note, dated January 31, 2007 by Full House Resorts in favor of Nevada State Bank. (Incorporated by reference to Exhibit 10.81 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.23
Promissory Note, dated January 31, 2007 by Full House Resorts in favor of The James R. Peters Family Trust Dated October 18, 2002. (Incorporated by reference to Exhibit 10.82 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.24
Purchase and Sale Agreement, dated May 15, 2007, between Gaming Entertainment (Michigan), LLC and Green Acres Casino Management, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

10.25
Termination of Consulting Agreement, dated June 4, 2007, between Full House Resort, Inc., and Hard Rock Cafe International (USA), Inc. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

Exhibit
Number	Exhibit Description

10.26
Management Reorganization Agreement, dated June 18, 2007 by Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007)

10.27
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.28
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.29
Employment Agreement, dated April 10, 2007, between Full House Resorts, Inc. and Wes Elam (Incorporated by reference to Exhibit 10.3 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007) +

10.30
Agreement of Sale and Purchase, dated October 1, 2007 between Stockman’s Casino, Inc. and Dhillon Hospitality Management Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 5, 2007)

21	List of Subsidiaries of Full House Resorts, Inc. *

23	Consent of Piercy Bowler Taylor & Kern Certified Public Accountants*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Executive compensation plan or arrangement