Form 10-Q
period 2009-03-31
FULL HOUSE RESORTS INC
filed 2009-05-12
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-32583
FULL HOUSE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3391527 (I.R.S. Employer Identification No.)

4670 S. Fort Apache, Ste. 190 Las Vegas, Nevada (Address of principal executive offices)	89147 (Zip Code)
(702) 221-7800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2009, there were 17,993,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$3,945,527	$5,304,755
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $20,000	362,953	597,848
Prepaid expenses	440,181	504,021
Deferred tax asset	266,858	293,598
Assets held for sale	45,000	45,000
Deposits and other current assets	92,552	98,209

	5,153,071	6,843,431

Property and equipment, net of accumulated depreciation of $5,224,026 and $4,985,766	8,487,771	8,630,024

Long-term assets related to tribal casino projects
Notes receivable	5,368,516	5,114,767
Contract rights, net of accumulated amortization of $742,533 and $729,228	16,782,247	16,795,552

	22,150,763	21,910,319

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	769,431	775,829

	11,077,951	11,084,349

	$46,869,556	$48,468,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$229,439	$225,224
Accounts payable	216,816	239,059
Accrued expenses	1,065,099	1,021,817

	1,511,354	1,486,100

Long-term debt due to joint venture affiliate, including accrued interest of $185,860 and $153,610 net of current portion	3,294,850	3,137,600
Other long-term debt, net of current portion	752,510	3,066,639

	4,047,360	6,204,239

Deferred tax liability	1,675,735	1,594,424

	7,234,449	9,284,763

Stockholders’ equity
Non-controlling interest in consolidated joint venture	4,540,888	4,600,068

Common stock, $.0001 par value, 25,000,000 shares authorized; 19,350,276 shares issued	1,935	1,935
Additional paid-in capital	42,482,713	42,356,098
Treasury stock, 1,356,595 and 1,210,414 shares at cost	(1,654,075)	(1,502,182)
Deficit	(5,736,354)	(6,272,559)

	35,094,219	34,583,292

	$46,869,556	$48,468,123

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months
	ended March 31,
	2009	2008
Revenues
Casino	$1,868,942	$1,965,049
Food and beverage	430,734	583,986
Other operating income	20,260	20,589

	2,319,936	2,569,624

Operating costs and expenses
Casino	579,910	599,786
Food and beverage	480,660	600,273
Project development costs	15,695	34,792
Selling, general and administrative	1,529,893	1,594,621
Depreciation and amortization	290,552	270,542

	2,896,710	3,100,014

Operating gains
Equity in net income of unconsolidated joint venture, and related guaranteed payments	1,252,176	1,162,737
Unrealized gains on notes receivable, tribal governments	253,749	1,898,524

	1,505,925	3,061,261

Operating income	929,151	2,530,871
Other income (expense)
Interest and other income	22,655	58,748
Interest expense	(88,809)	(179,894)
Noncontrolling interest in net (income) loss of consolidated joint venture	59,180	(763,681)

Income from continuing operations before income taxes	922,177	1,646,044
Income taxes	(385,972)	(645,295)

Income from continuing operations	536,205	1,000,749
Income from discontinued operations, net of income taxes of $23,377 in 2008	—	38,141

Net income	$536,205	$1,038,890

Income from continuing operations per common share
Basic and diluted	$0.03	$0.05

Income from discontinued operations per common share
Basic and diluted	$0.00	$0.00

Net income per common share
Basic and diluted	$0.03	$0.05

Weighted-average number of common shares outstanding
Basic and diluted	18,103,688	19,342,276

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months
	ended March 31,
	2009	2008

Net cash provided by operating activities	$1,114,790	$572,541

Cash flows from investing activities:
Acquisition of contract rights and other assets	—	(10,180)
Purchase of property and equipment	(137,211)	(282,733)
Advances to tribal governments	—	(42,367)
Net proceeds from sale of hotel	—	6,961,720
Other	—	(1,920)

Net cash (used in) provided by investing activities	(137,211)	6,624,520

Cash flows from financing activities:
Payments on long-term debt	(2,309,914)	(8,101,356)
Proceeds from borrowings from joint venture affiliate	125,000	127,500
Purchase of treasury stock	(151,893)	—

Net cash used in financing activities	(2,336,807)	(7,973,856)

Net decrease in cash and equivalents	(1,359,228)	(776,795)
Cash and equivalents, beginning of period	5,304,755	7,975,860

Cash and equivalents, end of period	$3,945,527	$7,199,065

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
The interim consolidated financial statements of Full House Resorts, Inc. and subsidiaries (collectively, the “Company”) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.
These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 27, 2009, for the year ended December 31, 2008, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the period ended March 31, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting because the Company is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.
2.	SHARE-BASED COMPENSATION
For the three months ended March 31, 2009 and 2008, the Company recognized share-based compensation expense of $126,615 and $211,076, respectively, related to the amortization of restricted stock grants in prior years and a stock grant in July 2008, which is included in selling, general and administrative expenses. At March 31, 2009, the Company had deferred share-based compensation of $178,951, which is expected to be amortized through February 2010 using the straight-line method, by employee. Specifically, the Company expects to recognize share-based compensation expense of $162,268 later in 2009 and $16,683 in 2010.
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
On June 18, 2007, the Company restructured its joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of the facility while providing the Company with guaranteed growth in its share of GED’s net income for the remaining term of the management contract. Under the terms of the restructured joint venture agreement, the Company is to receive the greater of 50% of GED’s net income as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year net income through the expiration of the GED management contract in August 2011.

As a result of the restructured joint venture agreement, the Company has received or accrued additional guaranteed payments of $327,540 and $72,449 for the three-month periods ended March 31, 2009 and 2008, respectively, which are presented together with the Company’s equity in net income of GED in the accompanying consolidated financial statements. As of the balance sheet dates presented, the Company’s assets related to its investment in GED consisted of accounts receivable from HRI of $327,540 and $399,361, included in accounts receivable, and of investment in GED of $59,483 and $59,809, included in deposits and other, and it had no recorded liabilities related to its investment in GED.
Unaudited summary information for GED’s operations is as follows:

	Three months
	ended March 31,
	2009	2008

Management fee revenues	$1,984,204	$2,284,483
Net income	1,849,271	2,180,531
4.	FAIR VALUE MEASUREMENTS
The Company has not elected to adopt the option available under Financial Accounting Standards Board (FASB) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to measure any of its eligible financial instruments or other items. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required under generally accepted accounting principles and disclosed below.
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
See also Note 5.
5.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS
The Company has notes receivable related to advances made to or on behalf of tribes to fund tribal operations and development expenses related to potential casino projects. Repayment of these notes is conditioned upon the development of the projects, and ultimately, the successful operation of the facilities. Subject to such condition, the Company’s agreements with the tribes provide for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development, the actual operation itself or in the event that the Company does not complete the development, from the revenues of any tribal gaming operation following completion of development activities undertaken by others.
As of March 31, 2009, and December 31, 2008, notes receivable from tribal governments as follows:

	March 31,	December 31,
	2009	2008
Contractual (stated) amount (including interest)
FireKeepers Development Authority	$5,000,000	$5,000,000
Other	1,281,329	1,281,329

	$6,281,329	$6,281,329

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development Authority	$4,287,940	$4,097,002
Other	1,080,576	1,017,765

	$5,368,516	$5,114,767

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

As of March 31, 2009, management’s estimate of the opening date for the Montana casino remained the third quarter of 2010. The site for the Northern Cheyenne Tribe project was approved for gaming by the Secretary of the Interior as of October 28, 2008; however, the required consent of the Governor of Montana has not yet been obtained. If the Northern Cheyenne Tribe’s gaming compact with the State of Montana is not extended to include the site or a satisfactory site for the project is not approved, then we will be unable to develop the proposed casino and recover the expenses we have already incurred pursuing this project.
In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. However, the Pueblo has affirmed its responsibility to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, out of any future gaming revenues, if any. Management currently believes that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which would be attached to its travel center and provide the Pueblo with the financial wherewithal to repay the amounts owed to the Company. In March 2009, the Company entered into an agreement to assist the Nambé Pueblo Tribe in finding suitable financing up to $12 million for their proposed slot parlor. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $465,747 as of March 31, 2009.
The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, determined using Level 3 fair value inputs, from January 1, 2009, to March 31, 2009:

		FireKeepers
		Development
	Total	Authority	Other tribes
Balances, January 1, 2009	$5,114,767	$4,097,002	$1,017,765
Total advances	—	—	—
Unrealized gains included in earnings	253,749	190,938	62,811

Balances, March 31, 2009	$5,368,516	$4,287,940	$1,080,576

6.	CONTRACT RIGHTS
At March 31, 2009 and December 31, 2008, contract rights consist of the following:

		Accumulated
March 31, 2009	Cost	Amortization	Carrying value
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	13,210,373	(742,533)	12,467,840
Other projects	159,194	—	159,194

	$17,524,780	$(742,533)	$16,782,247

		Accumulated
December 31, 2008	Cost	Amortization	Carrying Value
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	13,210,373	(729,228)	12,481,145
Other projects	159,194	—	159,194

	$17,524,780	$(729,228)	$16,795,552

In connection with the Authority’s financing of the FireKeepers Casino development in the second quarter of 2008, GEM funded $2,068,690 of financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional contract rights related to the FireKeepers project. The financing costs paid by GEM were funded equally by the Company and by RAM.

7.	LONG-TERM DEBT
At March 31, 2009 and December 31, 2008, long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Long-term debt, due to joint venture affiliate:
Promissory note, expected to mature in 2011, interest at 1% above the prime rate (4.25% at March 31, 2009 and December 31, 2008)	$3,294,850	$3,137,600

Long-term debt, other:
Reducing revolving loan, initial $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.39% at March 31, 2009 and December 31, 2008)	$219,275	$2,469,275
Promissory note to Peter’s Family Trust, $1.25 million on January 31, 2007, due February 1, 2012, interest at a fixed annual rate of 7.44%	762,674	822,588

	981,949	3,291,863
Less current portion	(229,439)	(225,224)

	$752,510	$3,066,639

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
During the first quarter of 2008, proceeds from the sale of the Holiday Inn Express in Fallon, Nevada were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of March 31, 2009 there are no additional required principal payments due on the Revolver until January 2022. The Company had $7.9 million of availability under its revolving credit line as of March 31, 2009.
Green Acres. On May 6, 2008, in conjunction with the financing of the FireKeepers Casino, the Company applied the proceeds of the $9.3 million tribal receivable reimbursement to pay off the remaining balance of the $9.5 million Green Acres liability.
Peters’ Family Trust Promissory Note. The promissory note in the amount of $1.25 million, payable to the seller of Stockman’s, is payable in 60 monthly installments of principal and interest and is secured by a second lien in the real estate of Stockman’s.

Scheduled maturities of long-term debt (including obligations to joint venture affiliate) are as follows:

Annual periods ending March 31,
2010	$229,439
2011	268,746
2012	3,373,479
2013	—
2014	—
Thereafter	219,275

$4,090,939

There is no scheduled long-term debt maturing in 2013 and 2014, since the Peters’ promissory note matures in February 2012 and there are no required principal payments due on the Revolver until January 2022.
8.	SEGMENT REPORTING
The Company is composed of three primary business segments. The following tables reflect selected segment information for the three months ended March 31, 2009 and 2008. The operations segment includes the Stockman’s Casino operation in Fallon, Nevada, and included the operation of the Holiday Inn Express until February 2008 when it was sold. Accordingly, the operating results of the hotel are reported as discontinued operations in the accompanying statements of operations, and are therefore excluded from the table below. The development/management segment includes costs associated with tribal casino development projects and the Delaware joint venture. The Corporate segment includes general and administrative expenses of the Company.
Selected statement of operations data (from continuing operations) for the three months ended March 31,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Revenues	$2,319,936	$—	$—	$2,319,936
Selling, general and administrative expense	446,666	123,921	959,306	1,529,893
Depreciation and amortization	256,885	13,449	20,218	290,552
Operating gains	—	1,505,925	—	1,505,925
Operating income	555,816	1,353,560	(980,225)	929,151
Net income	554,429	1,271,776	(1,290,000)	536,205

2008
Revenues	$2,569,601	$—	$23	$2,569,624
Selling, general and administrative expense	388,014	22,493	1,184,114	1,594,621
Depreciation and amortization	243,877	19,152	7,513	270,542
Operating gains	—	3,061,261	—	3,061,261
Operating income	737,651	2,985,616	(1,192,396)	2,530,871
Net income	741,488	2,108,048	(1,848,787)	1,000,749
Selected balance sheet data (related to continuing operations) as of March 31,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Assets	$20,193,282	$22,736,848	$3,939,426	$46,869,556
Property and equipment, net	8,317,881	1,250	168,640	8,487,771
Goodwill	10,308,520	—	—	10,308,520
Liabilities	473,815	3,376,938	3,383,696	7,234,449

2008
Assets	$21,120,376	$29,221,636	$7,035,532	$57,377,544
Property and equipment, net	9,014,736	—	222,898	9,237,634
Goodwill	10,308,520	—	—	10,308,520
Liabilities	540,427	10,977,081	5,945,486	17,462,994

9.	CONTINGENCIES
Economic conditions and related risks and uncertainties. The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems, resulting in reduced credit and capital financing availability, and highly curtailed gaming, other recreational activities, and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on the Company’s future operation and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.
Uninsured cash deposits. The Company frequently has cash on deposit substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments described in the preceding paragraph. However, the extent of loss, if any, to be sustained as a result of any future failure of a bank or other financial institution is not subject to estimation at this time.
Legal matters. An action by the Company is pending against a bank for refund of $0.1 million deposit on a loan commitment that was not fulfilled. The balance being claimed by the Company is regarded as a contingent asset and not included in our consolidated balance sheet.
10.	STOCK REPURCHASE PLAN
On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1,000,000 of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1,000,000 of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through March 31, 2009, the Company had repurchased 1,356,595 shares at a weighted average-price per share of $1.22, costing $1,654,075, (including commissions and other related transaction costs). The Repurchase Plan did not obligate the Company to acquire any number or value of common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Safe harbor provision
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
Overview
We develop, manage and/or invest in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We own and operate Stockman’s Casino in Fallon, Nevada. In addition, we are a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), that we control and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers casino is currently being constructed, and it is expected to open during the third quarter of 2009. In addition, the Company has a development agreement and a management agreement (subject to National Indian Gaming Commission (“NIGC”) approval), with the Northern Cheyenne Nation of Montana for the development and management of a gaming facility to be built approximately 28 miles north of Sheridan, Wyoming.

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
The estimated fair value of our notes receivable related to tribal casino projects make up approximately 11.5% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows.

The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Aggregate face amount of the notes receivable (including interest)	$6,281,329	$6,281,329

Estimated years until opening of casino:
FireKeepers	.50	.75
Montana	1.50	1.75

Discount rate:
FireKeepers	16%	17%
Montana	22%	23%

Estimated probability of the casino opening as expected:
FireKeepers	96%	96%
Montana	69%	70%
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
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants to assist management in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats and three downtown Detroit casinos, whose published WPUD has consistently averaged above the $168 used in our undiscounted cash flow analysis. In addition, our market analysis assumes the development of another Native American casino of approximately equal size by the Gun Lake Tribe approximately 75 miles to the northwest of our facility. Our Michigan project is located approximately 100 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.
Summary of assets related to tribal casino projects
At March 31, 2009, and December 31, 2008, long-term assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	March 31,	December 31,
	2009	2008
Michigan project:
Notes receivable, tribal governments	$4,287,940	$4,097,002
Contract rights, net	16,623,053	16,636,358

	20,910,993	20,733,360

Other projects:
Notes receivable, tribal governments	1,080,576	1,017,765
Contract rights, net	159,194	159,194

	1,239,770	1,176,959

	$22,150,763	$21,910,319

As previously noted, the FireKeepers project comprises the majority of long-term assets related to Indian casino projects. We have an approved management agreement with the FireKeepers Development Authority, (the “Authority”), for the development and operation of the FireKeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years commencing upon opening. The terms of an amended management agreement were approved by the NIGC in April 2008. In May 2008, in connection with the funding of project financing, $9.3 million of the notes receivable was repaid, which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5 million of the note receivable is expected to be repaid 180 days following opening of the casino, provided there are sufficient funds remaining in the construction disbursement account. If there are insufficient fund remaining in the construction disbursement account, the balance becomes payable in 60 equal monthly installments beginning 180 days after the commencement of operations of the casino, plus interest at prime plus 1%.
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
In arriving at the estimated opening date for the Michigan project, which we believe will be in the third quarter of 2009, we considered the status of the following conditions and estimated the time necessary to complete the construction:
•	the tribe is federally recognized;
•	adequate land for the proposed casino resort has been placed in trust;
•	the tribe has a valid gaming compact with the State of Michigan;
•	the NIGC approved the management agreement;
•	the BIA issued a record of decision approving the final environmental impact statement in September 2006;
•	project financing was obtained in May 2008;
•	construction commenced in May 2008, with an anticipated construction period of approximately 15 months; and
•	construction to date has progressed on schedule.
At March 31, 2009 and December 31, 2008, the sensitivity of changes in the key assumptions (discussed in greater detail below) related to the FireKeepers project are illustrated by the following increases (decreases) in the estimated fair value of the note receivable:

	March 31,	December 31,
	2009	2008
• Discount rate increases 2.5%	$(91,399)	$(106,972)
• Discount rate decreases 2.5%	95,453	112,245
• Forecasted opening date delayed one quarter	(157,257)	(157,696)
• Forecasted opening date accelerated one quarter	163,252	164,009
Presently, we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent unprecedented global contraction in available credit significantly decreases the likelihood that financing could be obtained on favorable terms if at all for the Montana project this year. However, we believe that credit markets will improve sufficiently in order for the Montana tribe to fund the project when we are expected to commence construction later this year. However, if the Montana tribe is unable to obtain funding on acceptable terms, we believe we could either sell our rights to the Montana project, find a partner with funding, or abandon the Montana project and have our receivables reimbursed from the gaming operations, if any, developed by another party. However, if we were to discontinue the Montana project, the related receivables and intangibles would then be evaluated for impairment. At March 31, 2009, the notes receivable from Indian tribes have been discounted approximately $0.9 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
In March 2008, we announced that we are no longer pursuing the Nambé Pueblo project. No tribal advances or payment of costs have been made since January 2008. Pursuant to the terms of the development agreement, the Pueblo has recognized its obligation to reimburse all of the Company’s development advances for the project. To date, we have advanced $662,453 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. The estimated fair value of the receivable from the Pueblo is now based on the assumption that the Pueblo will develop a smaller scope project and will repay the advances over a five-year period after the project opens with interest at prime plus 2%. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 20% discount rate. In March 2009, the Company entered into an agreement to assist the Nambé Pueblo in finding suitable financing up to $12 million for their proposed slot parlor.

Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of typically between five and seven years, commencing 30 to 180 days after the opening of the project. At March 31, 2009, we estimate the following potential exposure resulting from a project not reaching completion:

			Northern
March 31, 2009	FireKeepers	Nambé Pueblo	Cheyenne Tribe	Total
Notes receivable	$4,287,940	$465,747	$614,829	$5,368,516
Contract rights	16,623,053	—	159,194	16,782,247

Total	$20,910,993	$465,747	$774,023	$22,150,763

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
Due to our current financing arrangement for the development of the Michigan project through a 50%-owned joint venture, we believe we are exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements.
Recently issued accounting pronouncements
In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. FSP 157-4 provides guidance in the application of FASB 157 when the volume and level of activity for an assets or liability have significantly decreased and when circumstances indicate that a transaction is not orderly. Also in April 2009, the FASB issued FSP 115-2 and FSB 124-2 to amend the other-than-temporary impairment guidance for debt securities and presentation and disclosure requirement of other-than-temporary impairments of debt and equity securities. These accounting changes will be effective for the Company’s second quarter, 2009. Management does not expect these accounting pronouncements will have a material effect on the consolidated financial statements.
Results of continuing operations
Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008
Operating revenues. For the three months ended March 31, 2009, total operating revenues from continuing operations decreased by $249,688, or 9.7%, as compared to the prior year, primarily due to a decrease in food and beverage revenues of $153,252, or 26.2% and a decrease in casino revenue, due to continued economic weakness in the United States, generally, and Nevada, specifically. We believe the significant decrease in food and beverage activity is also consistent with the general economic weakness and increased competition.
Operating costs and expenses. For the three months ended March 31, 2009, total operating costs and expenses decreased $203,304, or 6.6%, as compared to the prior year, primarily due to a decrease in Stockman’s food and beverage expenses of $119,613, or 19.9%, and a decrease in selling, general and administrative expenses of $64,728 or 4.1%, primarily due to reductions of expenses at the corporate level.

Project development costs. For the three months ended March 31, 2009, project development costs decreased $19,097 or 54.9%, as compared to the prior year, due to lower project development expenses related to GEM which included government relations and travel expenses.
Selling, general and administrative expense. For the three months ended March 31, 2009, selling, general and administrative expenses decreased by $64,728, or 4.1%, as compared to the 2008 period mainly due to decreased selling, general and administrative expenses at the corporate level of $224,808, or 19.0%, offset by an increase of $106,200 in expenses in GEM and $58,653 or 15.1% at Stockman’s. The decrease in corporate expenses was due to a decrease in bonus expense of $218,987, or 91.3%, and a decrease in stock compensation of $84,461, or 40.0%, as compared to the prior year period. The increase in GEM expenses is due to personnel costs related to the General Manager for the FireKeepers development project which did not begin until the second quarter of 2008. 100% of these costs are reflected in our corporate expenses, but 50% of the costs are being paid by our joint venture partner RAM. RAM’s share of these costs is reflected in noncontrolling interest in net (income) loss of consolidated joint venture.
Operating gains. For the three months ended March 31, 2009, operating gains decreased by $1.6 million, or 50.8%. The decrease is primarily due to a decrease in unrealized gain on notes receivable of $1.6 million, or 86.6%, offset by an increase in the equity in net income of unconsolidated joint venture and related guaranteed payments in GED due to the restructuring of the related joint venture agreement discussed elsewhere in this report. The unrealized gain on notes receivables was lower than last year, due to a gain for GEM in the prior year of $1.9 million, as a result of repayment of $9.3 million of the tribal receivable.
Other income (expense). For the three months ended March 31, 2009, other income increased by $877,853, or 99.2% primarily due to decreased noncontrolling interest in net income of consolidated joint venture of $822,861. This decrease in the current year was due to the non-controlling interest in the prior year, which was affected by the unrealized gain on notes receivable for GEM of $763,681, which is related to the repayment of the $9.3 million of the tribal receivable, as noted above. The decrease of interest expense of $91,085 is due to the reduction in interest expense related to the reduction of outstanding debt on the Company’s revolving line of credit.
Income taxes. For the three months ended March 31, 2009, the effective income tax rate is approximately 42%, compared to 39% for the same period in 2008. The increase in the effective tax rate from the prior year is due primarily to State income tax.
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
On a consolidated basis for the three months ended March 31, 2009, cash provided by operations increased by $542,249 from the same period in 2008. Cash provided by investing activities decreased by $6,761,731 from the same three-month period of last year, primarily due to the cash proceeds generated from the sale of the Holiday Inn Express in February 2008 of $6,961,720. In the prior-year period, the primary use of cash for investing activities related to the acquisition of Stockman’s Casino. Cash used in financing activities decreased $5,637,049, primarily due to the increased repayment of long-term debt in 2008 also associated with the sale of the Holiday Inn Express. As of March 31, 2009, the Company had approximately $3.9 million in cash and availability on its revolving credit facility of $7.9 million.
Our future cash requirements include funding the remaining near and long-term cash requirements of our development expenses for the Michigan and Montana projects, selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. Subject to the economic uncertainties discussed in the previous paragraph, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects of the current economic environment and/or the lack of available funding sources due to, among other reasons, the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.

The United States is currently experiencing a widespread recession accompanied by, among other things, instability in the investment and commercial banking systems, reduced credit availability and highly curtailed gaming and other recreational activities, and it is also engaged in war. The effects and duration of these developments and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.
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
Long-term debt includes a reducing revolving loan from Nevada State Bank. The maximum amount permitted to be outstanding under the reducing revolving loan decreases $312,000 semiannually on January 1 and July 1, and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.39% per annum as of March 31, 2009 and March 31, 2008, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. With the sale of the Holiday Inn Express in February 2008, the balance on the loan was reduced from $10.9 million to $3.9 million. In addition, periodic payment requirements were reduced on a pro-rate basis, with no required principal payments until January 2022. The Company had $7.9 million of availability under its revolving credit line as of March 31, 2009.
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
On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1,000,000 of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1,000,000 of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through March 31, 2009, the Company had repurchased 1,356,595 shares at a weighted-average price per share of $1.22, costing $1,654,075, (including commissions and other related transaction costs). The Repurchase Plan did not obligate the Company to acquire any particular amount of common stock and expired on April 30th without any further purchases.

As of March 31, 2009, the Company held $2.1 million in a U. S. Government money market account, included in total cash of $3.9 million. On September 29, 2008 the US Treasury announced a Temporary Guarantee Program for US Registered Money Market Funds. Under this new Treasury Department program, investments in a money market fund as of September 19, 2008, will be temporarily insured to enable shareholders to receive a net asset value of $1.00 per share if the fund is liquidated. The program is designed to address current market conditions and will initially exist only for a three-month period. The Treasury Department can extend the program for up to an additional nine months, as needed. We believe it is unlikely that the insurance will be necessary for our U.S. Government money market fund, as investments in the fund continue to adhere to strict credit quality, liquidity and diversification guidelines.
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
In 2002, in exchange for funding a portion of the development costs, RAM advanced us $2,381,260, which was partially convertible into a capital contribution to the GEM joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Authority, subsequently, RAM exercised its conversion option on its $2.4 million loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the GEM joint venture, and the loan balance of $0.4 million, plus $0.6 million of accrued interest on the original loan, became a liability of GEM. At March 31, 2009, GEM’s total long-term liabilities to RAM including accrued interest were approximately $3.3 million, which bear interest at prime plus 1%, and are expected to mature in 2011. For the three months ended March 31, 2009, both we and RAM loaned $125,000 to GEM to fund current operating expenses.
Other projects
In 2005, we entered into development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 100 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $16.0 million. The site for the Northern Cheyenne Tribe project was approved for gaming by the Secretary of the Interior as of October 28, 2008, however, the consent of the Governor of Montana is required which has not yet been obtained. As of March 31, 2009, our advances to the Northern Cheyenne Tribe total $0.6 million. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for approval.

In 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the Pueblo’s multi-phased master plan of economic development. In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the development agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. The Company currently has advanced $662,453 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. The receivable from the Pueblo is valued based on the present value of a five-year collection period and a 20% discount rate. The collectability ultimately depends on the quality and timing of the project development, which we are monitoring but have no influence over. In March 2009, the Company entered into an agreement to assist the Nambé Pueblo in finding suitable financing up to $12 million for their proposed slot parlor.
Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. The majorities of these costs are advanced to the tribes and are reimbursable to us, pursuant to management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of tribal gaming developers.
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.
Presently, we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The FireKeepers casino development financing has been secured by the Tribe. The recent unprecedented global contraction in available credit significantly decreases the likelihood that financing could be obtained on favorable terms if at all for the Montana project this year. However, we believe that credit markets will improve sufficiently in order for the Montana tribe to fund the project when we are expected to commence construction later this year. However, if the Montana tribe is unable to obtain funding on acceptable terms, we believe we could either sell our rights to the Montana project, find a partner with funding, or abandon the Montana project and have our receivables reimbursed from the gaming operations, if any, developed by another party. However, if we were to discontinue the Montana project, the related receivables and intangibles would then be evaluated for impairment. At March 31, 2009, the notes receivable from Indian tribes have been discounted approximately $0.9 million below the contractual value of the notes (including accrued interest) and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2009, the carrying value of our cash and cash equivalents approximates fair value. However, we have cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.
Of our total outstanding debt of approximately $4.1 million at March 31, 2009, $3.3 million is subject to variable interest rates, which averaged 4.5% during the current quarter. The applicable interest rates are based on the prime lending rate or the five-year LIBOR/Swap rate; and therefore, the interest rate will fluctuate as the index lending rates change. Based on our outstanding variable rate debt at March 31, 2009, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $33,283. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.
Item 4(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of March 31, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered sales of equity securities and use of proceeds

				Approximate dollar
			Total number of shares	value of shares that
	Total number	Weighted-	purchased as part of	may yet be purchased
	of shares	average price	publicly announced plan	under the plans or
Period	purchased	paid per share	(1)	programs

01/01/2009 – 01/31/2009	10,700	$1.07	10,700	$520,500
02/01/2009 – 02/28/2009	12,666	$1.04	12,666	$507,311
03/01/2009 – 03/31/2009	122,815	1.00	122,815	$384,547

Total	146,181	$1.04	146,181

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

Date: May 8, 2009	FULL HOUSE RESORTS, INC.
	By:	/s/ MARK MILLER
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