Form 10-Q
period 2009-06-30
FULL HOUSE RESORTS INC
filed 2009-08-10
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2009, there were 18,001,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$4,538,364	$5,304,755
Notes receivables related to tribal casino project	4,480,546	—
Accounts receivable, net of allowance for doubtful accounts of $2,146 and $20,000	63,383	597,848
Prepaid expenses	674,147	504,021
Deferred tax asset	170,219	293,598
Deposits and other	106,159	143,209

	10,032,818	6,843,431

Property and equipment, net of accumulated depreciation of $5,465,981 and $4,985,766	8,319,892	8,630,024

Long-term assets related to tribal casino projects
Notes receivable	927,336	5,114,767
Contract rights, net of accumulated amortization of $755,889 and $729,228	16,768,891	16,795,552

	17,696,227	21,910,319

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	916,680	775,829

	11,225,200	11,084,349

	$47,274,137	$48,468,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$225,224
Accounts payable	196,396	239,059
Accrued expenses	1,094,812	1,021,817

	1,291,208	1,486,100
Long-term debt due to joint venture affiliate, including accrued interest of $220,062 and $153,610 net of current portion	3,509,051	3,137,600
Long-term debt, net of current portion	925,264	3,066,639
Deferred tax liability	1,692,394	1,594,424

	7,417,917	9,284,763

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,358,276 and 19,350,276 shares issued	1,936	1,935
Additional paid-in capital	42,598,644	42,356,098
Treasury stock, 1,356,595 and 1,210,414 shares at cost	(1,654,075)	(1,502,182)
Deficit	(5,569,393)	(6,272,559)

	35,377,112	34,583,292
Non-controlling interest in consolidated joint venture	4,479,108	4,600,068

	39,856,220	39,183,360

	$47,274,137	$48,468,123

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Revenues
Casino	$1,886,289	$1,804,463	$3,755,231	$3,769,512
Food and beverage	458,890	551,828	889,624	1,135,813
Other operating income	19,624	30,679	39,885	51,268

	2,364,803	2,386,970	4,684,740	4,956,593

Operating costs and expenses
Casino	559,485	677,550	1,139,394	1,277,336
Food and beverage	484,012	555,045	964,672	1,155,318
Project development costs	15,319	35,840	31,014	70,632
Selling, general and administrative	1,519,075	1,737,469	3,048,969	3,332,090
Depreciation and amortization	280,981	324,693	571,533	595,234

	2,858,872	3,330,597	5,755,582	6,430,610

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	839,700	1,032,046	2,091,876	2,194,783
Unrealized gains (losses) on notes receivable, tribal governments	40,220	(61,840)	293,969	1,836,684
Impairment loss	(30,000)	(85,000)	(30,000)	(85,000)

	849,920	885,206	2,355,845	3,946,467

Operating income (loss)	355,851	(58,421)	1,285,003	2,472,450
Other income (expense)
Interest and other income	12,936	36,929	35,590	95,677
Interest expense	(58,353)	(118,491)	(147,162)	(298,385)

Income (loss) from continuing operations before income taxes	310,434	(139,983)	1,173,431	2,269,742
Income taxes	(205,253)	(15,108)	(591,225)	(660,404)

Income (loss) from continuing operations net of income taxes	105,181	(155,091)	582,206	1,609,338
Income from discontinued operations, net of income taxes of $23,377 in 2008	—	—	—	38,141

Net income (loss)	105,181	(155,091)	582,206	1,647,479
Plus loss (less net income) attributable to noncontrolling interest in consolidated joint venture	61,780	188,434	120,960	(575,246)

Net income attributable to the Company	$166,961	$33,343	$703,166	$1,072,233

Income from continuing operations attributable to the Company per common share
Basic and diluted	$0.01	$0.00	$0.04	$0.06

Income from discontinued operations attributable to the Company per common share
Basic and diluted	—	—	—	$0.00

Net income attributable to the Company per common share
Basic and diluted	$0.01	$0.00	$0.04	$0.06

Weighted-average number of common shares outstanding
Basic and diluted	17,996,525	19,342,276	18,049,495	19,342,276

Amounts attributable to the Company common shareholders:
Income from continuing operations, net of tax	$166,961	$33,343	$703,166	$1,034,092
Income from discontinued operations, net of tax	—	—	—	38,141

Net income attributable to the Company	$166,961	$33,343	$703,166	$1,072,233

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional			Total
Six months ended	Common stock		Treasury stock		paid-in		Noncontrolling	stockholders’
June 30, 2009	Shares	Dollars	Shares	Dollars	capital	Deficit	Interest	equity

Beginning balance	19,350,276	$1,935	1,210,414	$(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360

Previously deferred share-based compensation recognized	—	—	—	—	222,147	—	—	222,147
Issuance of common stock	8,000	1	—	—	20,399	—	—	20,400
Purchase of treasury stock	—	—	146,181	(151,893)	—	—	—	(151,893)
Net income	—	—	—	—	—	703,166	(120,960)	582,206

Ending balance	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,598,644	$(5,569,393)	$4,479,108	$39,856,220

					Additional			Total
Six months ended	Common stock		Treasury stock		paid-in		Noncontrolling	stockholders’
June 30, 2008	Shares	Dollars	Shares	Dollars	capital	Deficit	Interest	equity

Beginning balance	19,342,276	$1,934	—	—	$41,557,043	$(7,890,849)	$4,232,775	$37,900,903
Previously deferred share-based compensation recognized	—	—	—	—	420,635	—	—	420,635
Issuance of common stock	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	1,072,233	575,246	1,647,479

Ending balance	19,342,276	$1,934	—	—	$41,977,678	$(6,818,616)	$4,808,021	$39,969,017

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months
	ended June 30,
	2009	2008

Net cash provided by operating activities	$1,687,055	$631,558

Cash flows from investing activities:
Acquisition of contract rights and other assets	—	(2,085,082)
Purchase of property and equipment	(236,958)	(314,746)
Advances to tribal governments	—	(71,336)
Proceeds from sale of assets	400	6,961,020
Proceeds from repayment of tribal advances	—	9,253,467
Other	854	8,856

Net cash (used in) provided by investing activities	(235,704)	13,752,179

Cash flows from financing activities:
Payments on long-term debt	(2,366,599)	(17,589,021)
Proceeds from borrowings from joint venture affiliate	305,000	1,260,112
Purchase of treasury stock	(151,893)	—
Loan fees	(4,250)	—

Net cash used in financing activities	(2,217,742)	(16,328,909)

Net decrease in cash and equivalents	(766,391)	(1,945,172)
Cash and equivalents, beginning of period	5,304,755	7,975,860

Cash and equivalents, end of period	$4,538,364	$6,030,688

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 27, 2009, for the year ended December 31, 2008, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Events through the date the financial statements were issued, August 10, 2009, were evaluated by management to determine if adjustments to or disclosure in these interim consolidated financial statements were necessary.
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
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary, which did not have a significant impact on the consolidated financial statements. Among the effects of SFAS No. 160 is the exclusion from net income (loss) of the noncontrolling or minority interest therein and the relocation of such noncontrolling or minority interest to the stockholders’ equity section of the balance sheet. Income taxes remain unchanged; however, the Company’s effective tax rate as calculated from the balances shown on the consolidated statements of operations has changed as net income (loss) attributable to noncontrolling interests is no longer included as an adjustment in the determination of income (loss) from continuing operations before income taxes. The adoption of SFAS No. 160 did not have any other material impact on the Company’s consolidated financial statements, including reported income (loss), income per share or deficit for the periods presented.

2.	SHARE-BASED COMPENSATION
For the three months ended June 30, 2009 and 2008, the Company recognized share-based compensation expense of $115,932 and $209,559, respectively, related to the amortization of restricted stock grants in prior years and stock grants in July 2008 and May 2009, which is included in selling, general and administrative expenses. For the six months ended June 30, 2009 and 2008, share-based compensation expense recognized was $242,547 and $420,635, respectively. At June 30, 2009, the Company had deferred share-based compensation of $83,429.
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
Under the terms of the joint venture agreement, as restructured in 2007, the Company is to receive the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011.
As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of an account receivable from HRI of $399,361 as of December 31, 2008 and an accrued expense of $107,949 as of June 30, 2009. The investment in GED was $208,505 and $197,705 as of June 30, 2009, and December 31, 2008, respectively, included in deposits and other.
On June 19, 2009, HRI filed a demand for arbitration with the American Arbitration Association disputing the formula used for computing the minimum annual increase in the Company’s share of the management fee (Note 9).

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

Unaudited summary information for GED’s operations:
Management fee revenues	$2,037,554	$1,897,000	$4,021,758	$4,181,483
Net income	1,895,298	1,793,741	3,744,570	3,974,272

Net income attributable to Full House Resorts:	$947,649	$896,871	$1,872,285	$1,987,136
4.	FAIR VALUE MEASUREMENTS
On January 1, 2008, the Company adopted the methods of fair value accounting described in Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”), to value its financial assets that were previously carried at estimated fair value. The adoption of SFAS No. 157 in the first quarter of 2008 did not have any effect on the Company’s previously used fair value estimation methodology or on net income. Financial Accounting Standards Board Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset when the market for that asset is not active, was issued in October 2008 and was retroactively adopted as required for the quarter ended September 30, 2008, without a material effect on the Company’s valuation techniques, financial position, results of operations and cash flows.

In addition, in April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly. Also in April 2009, the FASB issued FSP FAS 115-2 and FSB FAS 124-2 to amend the other-than-temporary impairment guidance for debt securities and presentation and disclosure requirements relative to other-than-temporary impairments of debt and equity securities held as investments. FSP FAS 157-4, FSP 115-2 and FSP 124-2 were adopted in the second quarter of 2009 and also did not have a significant effect on the consolidated financial statements.
The Company’s financial assets are measured at estimated fair value using inputs from among the three levels of the fair value hierarchy set forth in SFAS No. 157.
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
The carrying value of the Company’s cash and cash equivalents and accounts payable approximate fair value because of the short maturity of those instruments. As discussed above and Note 5, substantially all of the Company’s receivables are carried at estimated fair value (based on Level 3 inputs). The estimated values of the Company’s debt approximate their recorded values based on the interest rates offered to the Company for loans of the same remaining maturities.
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
The Company has notes receivable related to advances made to, or on behalf of, tribes to fund tribal operations and development expenses related to potential casino projects. Repayment of these notes is conditioned upon the development of the projects, and ultimately, the successful operation of the facilities. Subject to such condition, the Company’s agreements with the tribes provide for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development, the actual operation itself or in the event that the Company does not complete the development, from the revenues of any tribal gaming operation following completion of development activities undertaken by others.

As of June 30, 2009, and December 31, 2008, notes receivable from tribal governments were as follows:

	June 30,	December 31,
	2009	2008
Contractual (stated) amount (including interest)
FireKeepers Development Authority	$5,000,000	$5,000,000
Other	1,280,475	1,281,329

	$6,280,475	$6,281,329

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development Authority	$4,480,546	$4,097,002
Other	927,336	1,017,765

	$5,407,882	$5,114,767

On May 6, 2008, the FireKeepers Development Authority (the “Authority”) closed on the sale of $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the Authority’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million is to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, with interest at prime plus 1%. The estimated net realizable value of the Michigan receivable has been classified as short term, as management believes it will be collected within the next twelve months. The FireKeepers Casino opened on August 5, 2009 (Note 11).
As of June 30, 2009, management’s expected opening date for the Montana casino was delayed to the second quarter of 2011. The Northern Cheyenne tribal government has been replaced and the Company is in the process of engaging the tribe in dialogue concerning the proposed project, however this process has taken longer than previously expected. On July 23, 2009, management met with the current tribal leadership to review the status of the project. Management presented them with the best analysis of the size and scope of the project given the current economic climate. The tribe is reviewing our proposal and discussions will continue. The site for the Northern Cheyenne Tribe project was approved for gaming by the Secretary of the Interior as of October 28, 2008; however, the required consent of the Governor of Montana has not yet been obtained. If the Northern Cheyenne Tribe’s gaming compact with the State of Montana is not extended to include the site or a satisfactory site for the project is not approved, then the Company will be unable to develop the proposed casino and recover the expenses we have already incurred pursuing this project.
In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. However, the Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $661,600 plus interest at prime plus 2%, out of any future gaming revenues, if any. Management currently believes that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which would be attached to its travel center and provide the Pueblo tribe with the financial wherewithal to repay the amounts owed to the Company. In March 2009, the Company entered into an agreement to assist the Nambé Pueblo in finding suitable financing up to $12.0 million for their proposed slot parlor and financing is expected to be completed by the third quarter of this year. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $408,755 as of June 30, 2009.
During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset characterized as held for sale and adjusted to its then estimated net realizable value of $45,000, resulting in an impairment loss of $85,000 recognized in the second quarter of 2008. During the second quarter of 2009, the Company recognized an additional $30,000 impairment loss, reflecting a decline of estimated net realizable value.

The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, determined using Level 3 estimated fair value inputs, from January 1, 2009, to June 30, 2009:

		FireKeepers
		Development
	Total	Authority	Other tribes

Balances, January 1, 2009	$5,114,767	$4,097,002	$1,017,765
Other	(854)	—	(854)
Unrealized gains included in earnings	293,969	383,544	(89,575)

Balances, June 30, 2009	$5,407,882	$4,480,546	$927,336

6.	CONTRACT RIGHTS
At June 30, 2009 and December 31, 2008, contract rights consist of the following:

		Accumulated
June 30, 2009	Cost	Amortization	Carrying value
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	13,210,373	(755,889)	12,454,484
Other projects	159,194	—	159,194

	$17,524,780	$(755,889)	$16,768,891

		Accumulated
December 31, 2008	Cost	Amortization	Carrying Value
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	13,210,373	(729,228)	12,481,145
Other projects	159,194	—	159,194

	$17,524,780	$(729,228)	$16,795,552

7.	LONG-TERM DEBT
At June 30, 2009 and December 31, 2008, long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Long-term debt, due to joint venture affiliate:
Promissory note, expected to mature in 2011, interest at 1% above the prime rate (4.25% at June 30, 2009 and December 31, 2008)	$3,509,051	$3,137,600

Long-term debt, other:
Reducing revolving loan, initial $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.24% at June 30, 2009 and 7.39% at December 31, 2008)	$925,264	$2,469,275
Promissory note to Peters’ Family Trust, $1.25 million on January 31, 2007, paid in full as of June 30, 2009, interest at a fixed annual rate of 7.44%	—	822,588

	925,264	3,291,863
Less current portion	—	(225,224)

	$925,264	$3,066,639

Reducing Revolving Loan (the “Revolver”). The maximum committed amount under the Revolver was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009 and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreases $312,000 on July 1, 2009 and any outstanding amounts above such reduced maximum must be repaid. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the Revolver provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of this filing.
During the first quarter of 2008, proceeds from the sale of the Holiday Inn Express in Fallon, Nevada were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of June 30, 2009, the Company funded $722,110 from the Revolver to pay off the amount due on the Peters’ Family Trust Promissory Note (details noted below). As of June 30, 2009 there are no additional required principal payments due on the Revolver until July 2021. The Company had $7.9 million of availability under its revolving credit line as of June 30, 2009.
Green Acres. On May 6, 2008, in conjunction with the financing of the FireKeepers Casino, the Company applied the proceeds of the $9.3 million tribal receivable reimbursement to pay off the remaining balance of the $9.5 million Green Acres liability.
Peters’ Family Trust Promissory Note. On June 30, 2009 the Company paid off the Peters’ promissory note of $722,110 plus $4,477 in accrued interest with a drawdown of the Revolver. The original amount of the promissory note was $1.25 million, payable to the seller of Stockman’s in 60 monthly installments of principal and interest and was secured by a second lien in the real estate of Stockman’s. Effective July 9, 2009 the second lien in the real estate of Stockman’s was released.
Scheduled maturities of long-term debt (including obligations to joint venture affiliate) are as follows:

Annual periods ending June 30,
2010	$—
2011	3,509,051
2012	—
2013	—
2014	—
Thereafter	925,264

$4,434,315

The long term debt due to joint venture affiliate is expected to mature in 2011 and there are no required principal payments due on the Revolver until July 2021.
8.	SEGMENT REPORTING
The Company is composed of three primary business segments. The following tables reflect selected segment information for the three and six months ended June 30, 2009 and 2008. The operations segment includes the Stockman’s Casino operation in Fallon, Nevada, and included the operation of the Holiday Inn Express until February 2008 when it was sold. Accordingly, the operating results of the hotel are reported as discontinued operations in the accompanying statements of operations, and are therefore excluded from the table below. The development/management segment includes costs associated with tribal casino development projects and the Delaware joint venture. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data (from continuing operations) for the three months ended June 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Revenues	$2,364,803	$—	$—	$2,364,803
Selling, general and administrative expense	401,892	132,552	984,631	1,519,075
Depreciation and amortization	246,778	13,500	20,703	280,981
Operating gains	—	849,920	—	849,920
Operating income (loss)	672,637	690,507	(1,007,293)	355,851
Net income (loss) attributable to Company	673,462	654,345	(1,160,846)	166,961

2008
Revenues	$2,386,935	$—	$35	$2,386,970
Selling, general and administrative expense	517,503	159,287	1,060,679	1,737,469
Depreciation and amortization	295,406	9,576	19,711	324,693
Operating gains	—	885,206	—	885,206
Operating income (loss)	341,431	681,030	(1,080,882)	(58,421)
Net income (loss) attributable to Company	342,648	796,891	(1,106,196)	33,343
Selected statement of operations data (from continuing operations) for the six months ended June 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Revenues	$4,684,740	$—	$—	$4,684,740
Selling, general and administrative expense	848,558	256,473	1,943,938	3,048,969
Depreciation and amortization	503,662	26,950	40,921	571,533
Operating gains	—	2,355,845	—	2,355,845
Operating income (loss)	1,228,452	2,044,068	(1,987,517)	1,285,003
Net income (loss) attributable to Company	1,227,892	1,926,120	(2,450,846)	703,166

2008
Revenues	$4,956,535	$—	$58	$4,956,593
Selling, general and administrative expense	905,516	181,781	2,244,793	3,332,090
Depreciation and amortization	539,282	28,728	27,224	595,234
Operating gains	—	3,946,467	—	3,946,467
Operating income (loss)	1,079,082	3,666,645	(2,273,277)	2,472,450
Net income (loss) attributable to Company	1,084,136	2,904,940	(2,954,984)	1,034,092

Selected balance sheet data (related to continuing operations) as of June 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Assets	$20,058,534	$22,628,158	$4,587,445	$47,274,137
Property and equipment, net	8,152,215	1,106	166,571	8,319,892
Goodwill	10,308,520	—	—	10,308,520
Liabilities	499,331	3,725,868	3,192,718	7,417,917

2008
Assets	$20,843,467	$22,057,472	$6,074,874	$48,975,813
Property and equipment, net	8,748,209	1,731	225,413	8,975,353
Goodwill	10,308,520	—	—	10,308,520
Liabilities	682,404	2,643,434	5,680,958	9,006,796
9.	CONTINGENCIES

Economic conditions and related risks and uncertainties. The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems, resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities, and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these developments and related risks and uncertainties on the Company’s future operation and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.

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

Legal matters. On June 19, 2009, HRI initiated arbitration against the Company regarding their Management Reorganization Agreement dated June 18, 2007. The dispute arises over the proper calculation of the member distribution to the Company under the agreement. Specifically, HRI seeks a ruling that the quarterly calculation of the baseline member distribution payable to the Company should be based on the prior year’s management fee paid to the Company, exclusive of the multiplier set forth in the agreement. Management is contesting the claim. In accordance with the applicable requirements of Statement of Financial Accounting Standards 5, Accounting for Contingencies, at this stage of the dispute, the Company is unable to predict the likelihood of any outcome or estimate the minimum amount of potential loss, if any, and accordingly, has made no provision.

10.	STOCK REPURCHASE PLAN

In July 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1,000,000 of shares of our common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. In October 2008, the Company’s board of directors authorized the repurchase of an additional $1,000,000 of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through June 30, 2009, the Company had repurchased 1,356,595 shares for the treasury at a weighted average-price per share of $1.22, costing $1,654,075, (including commissions and other related transaction costs). The Repurchase Plan did not obligate the Company to acquire any specified number or value of common stock, and it has expired.

11.	SUBSEQUENT EVENTS
On August 5, 2009, the FireKeepers Casino commenced operations. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 107,000 square foot gaming floor with 2,680 slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants — including a 70-seat fine dining signature restaurant — a 300-seat buffet and 150-seat 24-hour cafe, as well as approximately 3,000 parking spaces including an enclosed 2,080-space parking garage attached to the casino.
On August 5, 2009, the Company made a $200,000 voluntary principal payment on its revolving credit line. After this transaction and the $312,000 scheduled reduction of availability on the Revolver, the availability under the revolving credit line is $7.8 million.

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
Overview
We develop, manage and/or invest in gaming related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We own and operate Stockman’s Casino in Fallon, Nevada. In addition, we are a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), that we control and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers casino commenced construction in May 2008 and opened on August 5, 2009. In addition, the Company has a development agreement and a management agreement (subject to National Indian Gaming Commission (“NIGC”) approval), with the Northern Cheyenne Nation of Montana for the development and management of a gaming facility to be built approximately 28 miles north of Sheridan, Wyoming.

Critical accounting estimates and policies
Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent valuation consultants to assist management in preparing and periodically updating market and/or feasibility studies for use in the preparation of forecasted cash flows. We review our conclusions as warranted by changing conditions.
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
Subsequent to its effective initial recording at estimated fair value using “Level 3 inputs,” which are defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), as unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing an asset or liability, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, also using Level 3 inputs. Financial Accounting Standards Board Staff Position FAS 157-3, Determining the Fair Value of Financial Asset when the market for that asset is not active, (“FSP FAS 157-3”) was issued in October 2008 and was retroactively effective for the quarter ended September 30, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s valuation techniques, financial position, results of operations and cash flows.
Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.

The estimated fair value of our notes receivable related to tribal casino projects make up approximately 11.4% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows.
The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Aggregate face amount of the notes receivable (including interest)	$6,280,475	$6,281,329

Estimated years until opening of casino:
FireKeepers	.10	.75
Montana	2.00	1.75

Discount rate:
FireKeepers	19%	17%
Montana	26%	23%

Estimated probability of the casino opening as expected:
FireKeepers	99%	96%
Montana	70%	70%
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
Summary of assets related to tribal casino projects
At June 30, 2009, and December 31, 2008, long-term assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	June 30,	December 31,
	2009	2008

Michigan project:
Notes receivable, tribal governments	$4,480,546	$4,097,002
Contract rights, net	16,609,697	16,636,358

	21,090,243	20,733,360

Other projects:
Notes receivable, tribal governments	$927,336	1,017,765
Contract rights, net	159,194	159,194

	1,086,530	1,176,959

	$22,176,773	$21,910,319

As previously noted, the FireKeepers project comprises the majority of long-term assets related to Indian casino projects. We have an approved management agreement with the FireKeepers Development Authority, (the “Authority”), for the development and operation of the FireKeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years commencing upon opening. The terms of an amended management agreement were approved by the NIGC in April 2008. In May 2008, in connection with the funding of project financing, $9.3 million of the notes receivable was repaid, which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million of the note receivable is expected to be repaid 180 days following opening of the casino, provided there are sufficient funds remaining in the construction disbursement account. If there are insufficient fund remaining in the construction disbursement account, the balance becomes payable in 60 equal monthly installments beginning 180 days after the commencement of operations of the casino, plus interest at prime plus 1%. The net realizable value of the Michigan receivable has been classified as short term, as management believes it is collectible within the next twelve months.
In connection with the Authority’s financing of the FireKeepers Casino development, GEM funded its portion of the financing costs totaling $2.1 million which was recorded as additional contract rights related to the FireKeepers project in the second quarter of 2008. The financing costs were funded equally by the Company and RAM.
The FireKeepers Casino commenced operations on August 5, 2009.
Presently, we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent unprecedented global contraction in available credit significantly decreases the likelihood that financing could be obtained on favorable terms if at all for the Montana project this year. However, we believe that credit markets will improve sufficiently in order for the Montana tribe to fund the project when we are expected to commence construction in the second quarter of 2010. The Northern Cheyenne Tribal government has been replaced and we are in the process of engaging them in dialogue concerning the proposed project. It has taken much longer than expected to engage the new tribal government in revitalizing the project. We recently met with the new tribal leadership on July 23, 2009. If the Montana tribe is unable to obtain funding on acceptable terms, we believe we could either sell our rights to the Montana project, find a partner with funding, or abandon the Montana project and have our receivables reimbursed from the gaming operations, if any, developed by another party. However, if we were to discontinue the Montana project, the related receivables and intangibles would then be evaluated for impairment. At June 30, 2009, the notes receivable from Indian tribes have been discounted approximately $872,593 below the contractual value of the notes (including accrued interest) and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
In March 2008, we announced that we are no longer pursuing the Nambé Pueblo project. No tribal advances or payment of costs have been made since January 2008. Pursuant to the terms of the development agreement, the Pueblo has recognized its obligation to reimburse all of the Company’s development advances for the project. To date, we have advanced $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. The estimated fair value of the receivable from the Pueblo is now based on the assumption that the Pueblo will develop a smaller scope project and will repay the advances over a five-year period after the project opens with interest at prime plus 2%. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 23% discount rate. In March 2009, the Company entered into an agreement to assist the Nambé Pueblo in finding suitable financing up to $12.0 million for their proposed slot parlor. The financing effort is underway and is expected to be completed by the third quarter of this year.
During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset held for sale and adjusted to its then estimated net realizable value of $45,000, resulting in an impairment loss of $85,000 recognized in the second quarter of 2008. During the second quarter of 2009, the Company recognized an additional $30,000 impairment loss as a result of the decline in the estimated net realizable value.

Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of typically between five and seven years, commencing 30 to 180 days after the opening of the project. At June 30, 2009, we estimate the following potential exposure resulting from a project not reaching completion:

			Northern
June 30, 2009	FireKeepers	Nambé Pueblo	Cheyenne Tribe	Total
Notes receivable	$4,480,546	$408,755	$518,581	$5,407,882
Contract rights	16,609,697	—	159,194	16,768,891

Total	$21,090,243	$408,755	$677,775	$22,176,773

Amortization of contract rights is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. The contract rights are owned solely by us and are expected to be assigned to the appropriate operating subsidiary when the related project is operational and, therefore, the contract rights are not currently included in the balance of non-controlling interests. The FireKeepers casino opened on August 5, 2009, and as a result the contract rights associated with the FireKeepers project will begin being amortized by GEM in the third quarter of 2009 on a straight-line basis over the seven year term of the GEM management agreement.
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
Recently issued accounting pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (the “Codification”) will become the authoritative source of U.S. accounting standards and is effective in the third quarter of 2009. The Codification changes the referencing of U.S. accounting standards but is not intended to change existing U.S. accounting standards.
Results of continuing operations
Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008
Operating revenues. For the three months ended June 30, 2009, total operating revenues from continuing operations decreased $22,167 or 0.9%, as compared to the prior year. Casino revenues increased $81,826 or 4.5% with an offsetting decrease in food and beverage revenues of $92,938 and other operating income of $11,055, a decrease of 16.8% and 36.0%, respectively. The increase in casino revenue was primarily due to a more favorable hold percentage in slots during the quarter however, we continue to experience weakness in food and beverage activity consistent with the general economic weakness and increased competition.
Operating costs and expenses. For the three months ended June 30, 2009, total operating costs and expenses decreased $471,725, or 14.2%, as compared to the prior year. Casino and food and beverage expenses declined $189,098 due to lower revenue and general cost reduction efforts. Selling, general and administrative expenses declined $218,394 as discussed below.
Project development costs. For the three months ended June 30, 2009, project development costs decreased $20,521 or 57.3%, as compared to the prior year, primarily due to reduced activity related to GEM and include a reduction in travel and other related expenses.

Selling, general and administrative expense. For the three months ended June 30, 2009, selling, general and administrative expenses decreased $218,394, or 12.6%, as compared to the 2008 period consisting of reductions at Stockman’s of $115,611 and the corporate level of $76,048, or 22.3% and 7.2%, respectively. The decrease in Stockman’s expenses was due to a decrease in real estate property taxes of $24,629 due to a reimbursement of real estate taxes and decreases related to general cost control efforts. The decrease in corporate expenses was due to lower stock compensation expense of $93,627, or 44.7% as compared to the prior year period.
Operating gains. For the three months ended June 30, 2009, operating gains decreased by $35,286, or 4.0%. The decrease is primarily due to a decrease in equity in net income of unconsolidated joint venture and related guaranteed payments in GED of $192,346, or 18.6%, offset by an increased unrealized gain on notes receivable of $102,060 or 165%. The increase in unrealized gain on notes receivable is due to an unrealized gain of $211,318 related to GEM which was partially offset by unrealized losses incurred for the other projects of $109,258. The Company expects to continue receiving a 5% increase in distributions over the prior year related to GED. The reduced income is attributable to the decreased net income of GED which the Company recognizes under the equity method. GED’s reduced net income is mostly attributable to increased competition and higher costs including recently enacted tax increases. The unrealized gain on notes receivable related to GEM has increased due to the opening of FireKeepers Casino on August 5, 2009.
Other income (expense). For the three months ended June 30, 2009, other income decreased by $36,145, or 44.3% primarily due the decrease of interest expense of $60,138, due to the reduction of outstanding debt on the Company’s revolving line of credit.
Income taxes. For the three months ended June 30, 2009, the effective income tax rate is approximately 55%, compared to 31% for the same period in 2008. The increase in the effective tax rate from the prior year is due primarily to the vesting of stock compensation, where the difference in the Company’s stock price between the grant date and vesting date of stock increased the federal income tax.
Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008
Operating revenues. For the six months ended June 30, 2009, total operating revenues from continuing operations decreased $271,853 or 5.5%, exclusive of hotel results, as compared to the prior year, primarily due to the $246,189, or 21.7% decrease in food and beverage revenues. We continue to experience weakness in food and beverage activity consistent with the general economic weakness and increased competition. Casino revenues decreased $14,281, or 0.4% which is also primarily due to a decreased volume over the prior year.
Operating costs and expenses. For the six months ended June 30 2009, total operating costs and expenses decreased $675,028, or 10.5%, exclusive of hotel results, as compared to the prior year. Casino and food and beverage expenses declined $328,588 or 13.5% due to lower revenue and general cost reduction efforts. Selling and general and administrative expenses declined $283,121 or 8.5% as discussed below.
Project development costs. For the six months ended June 30, 2009, project development costs decreased $39,618 or 56.1%, as compared to the prior year, primarily due to lower project development expenses related to GEM which includes a reduction in government relations as well as travel and other related expenses.
Selling, general and administrative expense. For the six months ended June 30, 2009, selling, general and administrative expenses decreased $283,121, or 8.5%, as compared to the 2008 period mainly due to a $300,855 or 13.4% reduction in corporate level expenses. The decrease in corporate expenses was due to lower incentive compensation of $217,231, or 56.2% and a decrease in stock compensation of $178,088, or 42.3%, as compared to the prior year period. Stockman’s selling, general and administrative expense also decreased $56,958 or 6.3%, offset by an increase in GEM of $83,634 or 49.4%.
Operating gains. For the six months ended June 30, 2009, operating gains decreased by $1.6 million, or 40.3%, primarily due to a decrease in unrealized gain on notes receivable of $1.5 million, or 84.0%. The unrealized gain on notes receivables was lower than last year, due to a gain for GEM in the prior year of $1.8 million, as a result of repayment of $9.3 million of the tribal receivable.

Other income (expense). For the six months ended June 30, 2009, other income increased by $91,136, or 45.0% primarily due to lower interest expense of $151,223 due to the reduction of outstanding debt on the Company’s revolving line of credit.
Income taxes. For the six months ended June 30, 2009, the effective income tax rate is approximately 46%, compared to 39% for the same period in 2008. The increase in the effective tax rate from the prior year is due primarily to the vesting of stock compensation, where the difference in the Company’s stock price between the grant date and vesting date of stock increased the federal income tax.
Liquidity and capital resources
The Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. We expect to begin receiving management fees from FireKeepers Casino in the third quarter of 2009. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We expect to continue receiving management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor over the prior year of 5% in years 2009 through August 2011.
On a consolidated basis for the six months ended June 30, 2009, cash provided by operations increased by $1.1 million from the same period in 2008. Cash provided by investing activities decreased by $14.0 million from the same six-month period of last year, primarily due to the cash proceeds generated from the sale of the Holiday Inn Express in February 2008 of $7.0 million and the $9.3 million payment received by GEM on its notes receivable from the Authority in May 2008, offset by $2.1 million used to acquire contract rights related to GEM. Cash used in financing activities decreased $14.1 million, primarily due to the repayment of long-term debt in 2008, also associated with the sale of the Holiday Inn Express. As of June 30, 2009, the Company had approximately $4.5 million in cash and availability on its revolving credit facility of $7.9 million.
Our future cash requirements include funding the remaining near and long-term cash requirements of our development expenses for the Montana project, selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. Subject to the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects of the current economic environment and/or the lack of available funding sources due to, among other reasons, the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.
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
Subject to the future unknown effects of the foregoing uncertainty about credit availability and other economic factors affecting casino gaming activity, we believe that our casino development projects currently in progress will likely be constructed and ultimately, will achieve profitable operations; however, no assurance can be made that this will occur or how long it will take. If our casino development projects currently in progress are not completed, or upon completion, if we fail to successfully compete within a reasonable timeframe in the highly competitive and currently declining market for gaming activities, we may lack the funds to compete for and develop future gaming or other business opportunities.

On May 6, 2008, the Authority closed on the sale of $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority, with the remaining $5.0 million to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, plus interest at prime plus 1%. On the same day, GEM funded $2.1 million in financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional gaming rights related to the Michigan project. The Company and RAM each contributed one-half of the funds to GEM for GEM to make this funding. The FireKeepers Casino commenced operations on August 5, 2009.
Long-term debt includes a reducing revolving loan from Nevada State Bank. The maximum committed amount under the Revolver was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009 and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreases $312,000 on July 1, 2009 and any outstanding amounts above such reduced maximum must be repaid. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.24% and 7.39% per annum as of June 30, 2009 and June 30, 2008, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. The balance on the loan as of June 30, 2009 was $925,264. In addition, periodic payment requirements were reduced on a pro-rate basis, with no required principal payments until July 2021. The Company had $7.9 million of availability under its revolving credit line as of June 30, 2009.
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
On June 30, 2009 the Company paid off the Peters’ promissory note of $722,110 plus $4,477 in accrued interest with a drawdown of the Revolver. The original amount of the promissory note was $1.25 million, payable to the seller of Stockman’s, was payable in 60 monthly installments of principal and interest and was secured by a second lien in the real estate of Stockman’s. Effective July 9, 2009 the second lien in the real estate of Stockman’s was released.
As of June 30, 2009, the Company held $3.8 million with Nevada State Bank, a subsidiary of Zions Bancorporation, including balances of $2.4 million which sweep into an outside U. S. Government money market account. Zions’ is considered “Well Capitalized”, the highest capital health rating by regulatory standards.
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
In 2007, GEM acquired all of Green Acres’ interests in the FireKeepers project for $10.0 million. GEM’s members equally funded an initial deposit of $500,000 in the second quarter of 2007, and the remaining balance was paid in May 2008. The repayment was funded with $9.3 million of proceeds received from a partial payment on the notes receivable related to the FireKeepers project, which was tied to the construction financing for the project. The remaining $5.0 million of notes receivable from the Authority are now expected to be paid from the construction disbursement account 180 days after the opening of the casino. However, if there are insufficient funds in the construction disbursement account, the Authority is obligated to repay the $5.0 million in 60 equal monthly installments, with interest at prime plus 1%, beginning 180 days after the casino opens. The net realizable value of the Michigan receivable has been classified as short term, as the Company believes it is collectible within the next twelve months.

In 2002, in exchange for funding a portion of the development costs, RAM advanced us $2.4 million, which was partially convertible into a capital contribution to the GEM joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Authority, subsequently, RAM exercised its conversion option on its $2.4 million loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the GEM joint venture, and the loan balance of $381,260, plus $611,718 of accrued interest on the original loan, became a liability of GEM. At June 30, 2009, GEM’s total long-term liabilities to RAM including accrued interest were approximately $3.5 million, which bear interest at prime plus 1%, and are expected to mature in 2011. As of June 30, 2009, FHR had loaned $848,400 and RAM had loaned $888,400 to GEM to fund current operating expenses.
The FireKeepers Casino commenced operations on August 5, 2009. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 107,000 square foot gaming floor with 2,680 slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants — including a 70-seat fine dining signature restaurant — a 300-seat buffet and 150-seat 24-hour cafe, as well as approximately 3,000 parking spaces including an enclosed 2,080-space parking garage attached to the casino.
Other projects
In 2005, we entered into development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 100 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $14.0 million. The site for the Northern Cheyenne Tribe project was approved for gaming by the Secretary of the Interior as of October 28, 2008, however, the consent of the Governor of Montana is required which has not yet been obtained. As of June 30, 2009, our advances to the Northern Cheyenne Tribe total $672,082. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. The management agreement and related contracts have been submitted to the NIGC for approval. As of June 30, 2009, management’s estimate of the opening date for the Montana casino was delayed to the second quarter of 2011. The Northern Cheyenne Tribal government has been replaced and we are in the process of engaging them in dialogue concerning the proposed project. It has taken longer than expected to engage the new tribal government regarding the project.
In 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the Pueblo’s multi-phased master plan of economic development. In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the development agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. The Company currently has advanced $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. The receivable from the Pueblo is valued based on the present value of a five-year collection period and a 23% discount rate. The collectability ultimately depends on the quality and timing of the project development, which we are monitoring but have no influence over. In March 2009, the Company entered into an agreement to assist the Nambé Pueblo in finding suitable financing up to $12.0 million for their proposed slot parlor. The financing effort is underway, has taken longer than previously expected, but is expected to be completed by the third quarter of this year.
During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset characterized as held for sale and adjusted to its then estimated net realizable value of $45,000, resulting in an impairment loss of $85,000 recognized in the second quarter of 2008. During the second quarter of 2009, the Company recognized an additional $30,000 impairment loss as a result of the decline in the estimated net realizable value.

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
Presently, we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The FireKeepers casino development financing has been secured by the Tribe. The recent unprecedented global contraction in available credit significantly decreases the likelihood that financing could be obtained on favorable terms if at all for the Montana project this year. However, we believe that credit markets will improve sufficiently in order for the Montana tribe to fund the project when we are expected to commence construction in the second quarter of 2010. The Northern Cheyenne Tribal government has been replaced and we are in the process of engaging them in dialogue concerning the proposed project. If the Montana tribe is unable to obtain funding on acceptable terms, we believe we could either sell our rights to the Montana project, find a partner with funding, or abandon the Montana project and have our receivables reimbursed from the gaming operations, if any, developed by another party. However, if we were to discontinue the Montana project, the related receivables and intangibles would then be evaluated for impairment. At June 30, 2009, the notes receivable from Indian tribes have been discounted approximately $872,593 below the contractual value of the notes (including accrued interest) and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
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
Regulation and taxes
We and our casino projects are subject to extensive regulation by state and tribal gaming authorities. We will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on us.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2009, the carrying value of our cash and cash equivalents approximates fair value. However, we have cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.
Of our total outstanding debt of approximately $4.2 million at June 30, 2009, excluding interest, the entire balance is subject to variable interest rates, which averaged 4.9% during the current quarter. The applicable interest rates are based on the prime lending rate or the five-year LIBOR/Swap rate; and therefore, the interest rate will fluctuate as the index lending rates change. Based on our outstanding variable rate debt at June 30, 2009, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $42,143. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Item 4(T).	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of June 30, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On June 19, 2009, Harrington Raceway, Inc. filed a demand for arbitration, disputing the formula for computing the minimum payment of our share of the management fee pursuant to the Management Reorganization Agreement dated June 18, 2007. The demand for arbitration does not contain a traditional claim for relief, commonly called a “Prayer for Relief”, and does not specify whether it seeks damages, a specific dollar amount, or whether it seeks merely a declaration concerning the formula. No formal response is required; however, through legal counsel we have appeared in the matter and intend to vigorously defend the proceeding. It is too early in the proceedings in light of the lack of a demand for a remedy in the demand for arbitration to determine whether there is or the extent of any liability.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our annual meeting on May 28, 2009 at which Kenneth R. Adams, Carl G. Braunlich, Kathleen M. Caracciolo, Andre M. Hilliou, Lee A. Iacocca, Mark J. Miller and J. Michael Paulson were elected to our board of directors. Stockholders ratified the appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation (PBTK), as our independent registered public accounting firm. No other proposals were presented at the 2009 annual meeting.
At the meeting the votes were cast as follows:

	In Favor	Withheld

Election of Kenneth R. Adams	13,297,115	179,882

Election of Carl G. Braunlich	13,295,237	181,760

Election of Kathleen M. Caracciolo	13,290,729	186,268

Election of Andre M. Hilliou	13,142,258	334,739

Election of Lee A. Iacocca	13,100,661	376,336

Election of Mark J. Miller	13,144,910	332,087

Election of J. Michael Paulson	12,873,330	603,667

	In Favor	Against	Abstain

Ratification of PBTK as independent registered public accounting firm	13,354,715	70,972	51,309

Item 6.	Exhibits

10.1
Amendment to Reducing Revolving Loan Agreement dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank, incorporated by reference to Exhibit 10.1, to the Company’s Form 8-K filed on July 1, 2009.

10.2
Amendment to Reducing Revolving Promissory Note dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank, incorporated by reference to Exhibit 10.2, to the Company’s Form 8-K filed on July 1, 2009.

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

Date: August 10, 2009	FULL HOUSE RESORTS, INC.
	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

10.1
Amendment to Reducing Revolving Loan Agreement dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank, incorporated by reference to Exhibit 10.1, to the Company’s Form 8-K filed on July 1, 2009.

10.2
Amendment to Reducing Revolving Promissory Note dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank, incorporated by reference to Exhibit 10.2, to the Company’s Form 8-K filed on July 1, 2009.

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