Form 10-Q
period 2009-09-30
FULL HOUSE RESORTS INC
filed 2009-11-09
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2009, there were 18,001,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$7,750,564	$5,304,755
Notes receivables related to tribal casino project	4,682,420	—
Accounts receivable, net of allowance for doubtful accounts of $2,064 and $20,000	3,051,160	597,848
Prepaid expenses	645,753	504,021
Deferred tax asset	65,611	293,598
Deposits and other	105,262	143,209

	16,300,770	6,843,431

Property and equipment, net of accumulated depreciation of $5,696,656 and $4,985,766	8,140,915	8,630,024

Long-term assets related to tribal casino projects
Notes receivable	974,103	5,114,767
Contract rights, net of accumulated amortization of $1,155,631 and $729,228	16,369,149	16,795,552

	17,343,252	21,910,319

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	918,575	775,829

	11,227,095	11,084,349

	$53,012,032	$48,468,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt to joint venture affiliate	$5,774,032	$—
Current portion of long-term debt, other	—	225,224
Accounts payable	145,929	239,059
Accrued expenses	2,397,814	1,021,817

	8,317,775	1,486,100
Long-term debt to joint venture affiliate, including accrued interest of $0 and $153,610, net of current portion	—	3,137,600
Long-term debt, other, net of current portion	725,264	3,066,639
Deferred tax liability	1,844,408	1,594,424

	10,887,447	9,284,763

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,358,276 and 19,350,276 shares issued	1,936	1,935
Additional paid-in capital	42,631,990	42,356,098
Treasury stock, 1,356,595 and 1,210,414 common shares	(1,654,075)	(1,502,182)
Deficit	(2,521,386)	(6,272,559)

	38,458,465	34,583,292
Non-controlling interest in consolidated joint venture	3,666,120	4,600,068

	42,124,585	39,183,360

	$53,012,032	$48,468,123

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Revenues
Casino	$1,703,289	$1,923,795	$5,458,520	$5,688,308
Food and beverage	442,224	498,175	1,331,848	1,633,989
Management fees	5,753,167	—	5,753,167	—
Other	18,803	21,017	58,688	72,285

	7,917,483	2,442,987	12,602,223	7,394,582

Operating costs and expenses
Casino	558,702	540,393	1,698,096	1,812,731
Food and beverage	491,838	599,502	1,456,511	1,754,819
Project development costs	108,124	62,392	139,138	133,024
Selling, general and administrative	1,756,191	1,534,118	4,805,159	4,866,210
Depreciation and amortization	662,210	306,889	1,233,743	902,123

	3,577,065	3,043,294	9,332,647	9,468,907

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	1,459,975	1,372,168	3,551,852	3,566,950
Unrealized gains on notes receivable, tribal governments	248,641	137,356	542,610	1,974,040
Member agreement modification	(2,147,327)	—	(2,147,327)	—
Other	4,669	—	(25,332)	(85,000)

	(434,042)	1,509,524	1,921,803	5,455,990

Operating income	3,906,376	909,217	5,191,379	3,381,665
Other income (expense)
Interest and other income	112,848	33,196	148,438	128,873
Interest expense	(48,408)	(122,381)	(195,570)	(420,767)

Income from continuing operations before income taxes	3,970,816	820,032	5,144,247	3,089,771
Income taxes	(1,735,797)	(374,865)	(2,327,022)	(1,035,268)

Income from continuing operations net of income taxes	2,235,019	445,167	2,817,225	2,054,503
Income from discontinued operations, net of income taxes of $23,377 in 2008	—	—	—	38,142

Net income	2,235,019	445,167	2,817,225	2,092,645
Loss (income) attributable to non-controlling interest in consolidated joint venture	812,989	94,506	933,948	(480,740)

Net income attributable to the Company	$3,048,008	$539,673	$3,751,173	$1,611,905

Income from continuing operations attributable to the Company per common share
Basic and diluted	$0.17	$0.03	$0.21	$0.08
Income from discontinued operations attributable to the Company per common share
Basic and diluted	—	—	—	$0.00

Net income attributable to the Company per common share
Basic and diluted	$0.17	$0.03	$0.21	$0.08

Weighted-average number of common shares outstanding
Basic and diluted	18,001,681	19,332,356	18,033,323	19,338,969

Amounts attributable to the Company:

Income from continuing operations, net of tax	$3,048,008	$539,673	$3,751,173	$1,573,763
Income from discontinued operations, net of tax	—	—	—	38,142

Net income attributable to the Company	$3,048,008	$539,673	$3,751,173	$1,611,905

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Additional			Total
Nine months ended	Common stock		Treasury stock			paid-in		Non-controlling	stockholders’
September 30, 2009	Shares	Dollars	Shares	Dollars		capital	Deficit	Interest	equity

Beginning balances	19,350,276	$1,935	1,210,414	$	(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360
Previously deferred share-based compensation recognized	—	—	—		—	255,493	—	—	255,493
Issuance of common stock	8,000	1	—		—	20,399	—	—	20,400
Purchase of treasury stock	—	—	146,181		(151,893)	—	—	—	(151,893)
Net income (loss)	—	—	—		—	—	3,751,173	(933,948)	2,817,225

Ending balances	19,358,276	$1,936	1,356,595		$(1,654,075)	$42,631,990	$(2,521,386)	$3,666,120	$42,124,585

					Additional			Total
Nine months ended	Common stock		Treasury stock		paid-in		Non-controlling	stockholders’
September 30, 2008	Shares	Dollars	Shares	Dollars	capital	Deficit	Interest	equity

Beginning balances	19,342,276	$1,934	—	$—	$41,557,043	$(7,890,849)	$4,232,775	$37,900,903
Previously deferred share-based compensation recognized	—	—	—	—	630,194	—	—	630,194
Issuance of common stock	8,000	1	—	—	14,399	—	—	14,400
Purchase of treasury stock	—	—	119,671	(182,010)	—	—	—	(182,010)
Net income	—	—	—	—	—	1,611,905	480,740	2,092,645

Ending balances	19,350,276	$1,935	119,671	$(182,010)	$42,201,636	$(6,278,944)	$4,713,515	$40,456,132

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months
	ended September 30,
	2009	2008

Net cash provided by operating activities	$5,092,744	$1,550,235

Cash flows from investing activities:
Acquisition of contract rights and other assets	—	(2,092,720)
Purchase of property and equipment	(320,447)	(379,517)
Advances to tribal governments	—	(86,123)
Proceeds from sale of assets	400	6,961,020
Proceeds from repayment of tribal advances	—	9,253,467
Other	854	(700)

Net cash (used in) provided by investing activities	(319,193)	13,655,427

Cash flows from financing activities:
Payments on long-term debt	(2,566,599)	(17,977,762)
Proceeds from borrowings from joint venture affiliate	395,000	1,599,012
Purchase of treasury stock	(151,893)	(182,010)
Loan fees	(4,250)	—

Net cash used in financing activities	(2,327,742)	(16,560,760)

Net increase (decrease) in cash and equivalents	2,445,809	(1,355,098)
Cash and equivalents, beginning of period	5,304,755	7,975,860

Cash and equivalents, end of period	$7,750,564	$6,620,762

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 27, 2009, for the year ended December 31, 2008, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Events through November 9, 2009, the date the financial statements were issued, were evaluated by management to determine if adjustments to or disclosure in these interim consolidated financial statements were necessary (Note 11).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (Codification) Topic 810, Consolidation. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting because the Company is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

On January 1, 2009, the Company adopted Codification Topic 810, Consolidation, (“Topic 810”) which establishes accounting and reporting standards for the non-controlling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. Among the effects of Topic 810 is the determination of net income (loss) without a deduction attributable to the non-controlling (or minority) interest in a consolidated subsidiary and the relocation of such non-controlling interest to the stockholders’ equity section of the balance sheet. The determination of income (loss) per share remains unchanged based on net income attributable to the Company, which excludes the portion allocated to the non-controlling interest. The adoption of Topic 810 did not have any other effect on the Company’s consolidated financial statements for the periods presented.

2.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2009 and 2008, the Company recognized share-based compensation expense of $33,346 and $223,959, respectively, related to the amortization of restricted stock grants in prior years and stock grants in July 2008, which is included in selling, general and administrative expenses. For the nine months ended September 30, 2009 and 2008, share-based compensation expense recognized was $275,892 and $644,593, respectively. At September 30, 2009, the Company had deferred share-based compensation of $50,083.

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

Under the terms of the joint venture agreement, as restructured in 2007, the Company receives the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011.

As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of an account receivable from HRI of $399,361 as of December 31, 2008 and $613,994 as of September 30, 2009. The investment in GED was $161,325 and $117,906 as of September 30, 2009, and December 31, 2008, respectively, included in deposits and other.

On June 19, 2009, HRI filed a demand for arbitration with the American Arbitration Association disputing the formula used for computing the minimum annual increase in the Company’s share of the management fee (Note 9). An unaudited summary for GED’s operations follows:

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Management fee revenues	$1,824,854	$1,891,311	$5,846,612	$6,072,794
Net income	1,691,963	1,796,144	5,436,532	5,770,416

Net income attributable to Full House Resorts:	$845,982	$898,072	$2,718,266	$2,885,208
4.	FAIR VALUE MEASUREMENTS

The carrying value of the Company’s cash and cash equivalents and accounts payable approximate fair value because of the short maturity of those instruments. As discussed above and Note 5, substantially all of the Company’s receivables are carried at estimated fair value. The estimated values of the Company’s debt approximate their recorded values based on the interest rates offered to the Company for loans of the same or similar remaining maturities.

On January 1, 2008, the Company adopted the methods of fair value accounting described in Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), to value its financial assets that were previously carried at estimated fair value. The adoption of Topic 820 in the first quarter of 2008 did not have any effect on the Company’s previously used fair value estimation methodology or on net income.

In April 2009, the FASB issued clarification, which is now included in Codification Topic 320, Investments-Debt and Equity Securities (“Topic 320”), to amend the other-than-temporary impairment guidance for debt securities and presentation and disclosure requirements relative to other-than-temporary impairments of debt and equity securities held as investments. Topic 320 was adopted in the second quarter of 2009 and also did not have a significant effect on the consolidated financial statements.

Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments (Note 5), the fair values of the Company’s financial assets that are recorded and subsequently measured at estimated fair value are estimated using only Level 3 inputs from among the three levels of the fair value hierarchy set forth in Topic 820. Such Level 3 inputs are based primarily on management’s estimates of expected cash flow streams, future interest rates, casino opening dates and discount rates.

The estimated casino opening dates used in the valuations take into account project-specific circumstances such as ongoing litigation, the status of required regulatory approval processes, construction activity and other factors. Factors considered in the determination of an appropriate discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties in the appropriate regions, and discount rates produced by the widely-accepted Capital Asset Pricing Model (“CAPM”). The following key assumptions are used in the CAPM:

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

As of September 30, 2009, and December 31, 2008, notes receivable from tribal governments were as follows:

	September 30,	December 31,
	2009	2008
Contractual (stated) amount
FireKeepers Development Authority	$5,000,000	$5,000,000
Other	1,280,475	1,281,329

	$6,280,475	$6,281,329

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development Authority	$4,682,420	$4,097,002
Other	974,103	1,017,765

	$5,656,523	$5,114,767

On May 6, 2008, the FireKeepers Development Authority (the “Authority”) closed on the sale of $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the Authority’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million, including interest at prime plus 1% accrued from August 5, 2009, is to be paid 180 days following the opening of the casino, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning 180 days following the opening of the casino, with interest at prime plus 1%. The estimated net realizable value of the Michigan receivable has been classified as short term, as management believes it will be collected within the next twelve months. The FireKeepers Casino opened on August 5, 2009. Although certain distributions (including a minimum guaranteed monthly payments to the Tribe of $50,000, a preferred payment to the Tribe of $200,000 and repayment of loan principal to be paid out of the Tribe’s share of net revenues) will be paid from net revenue prior to the payment to the Company of the management fee, the Company believes the property will generate sufficient revenues to pay the management fee equal to 26% of net revenues on a monthly basis.

As of September 30, 2009, management’s expected opening date for the Montana casino remains the second quarter of 2011. The site for the Northern Cheyenne Tribe project was approved for gaming by the Secretary of the Interior as of October 28, 2008, and the required consent of the Governor of Montana was received as of July 30, 2009.

In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. However, the Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $661,600 plus interest at prime plus 2%, out of any future gaming revenues, if any. Management currently believes that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which would be attached to its travel center and provide the Pueblo tribe with the financial wherewithal to repay the amounts owed to the Company. In September 2009, we were notified that the Pueblo had secured financing from a third-party source. The tribe has restated its intent to repay the development advances from the gaming revenue once the slot machine operation commences operations. Construction is expected to commence in late 2009 with a timeline of approximately eight months. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $430,467 as of September 30, 2009.

During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset characterized as held for sale and adjusted to its then estimated net realizable value of $45,000, resulting in an impairment loss of $85,000 recognized in the second quarter of 2008. During the second quarter of 2009, the Company recognized an additional $30,000 impairment loss, reflecting a decline of estimated net realizable value. During the current quarter ended September 30, 2009, the Company increased the value of the land to $19,669 and recognized a gain of $4,669 as a result of the October 15, 2009, sale of the Manuelito land to an unrelated third party for $24,500 less closing costs of $4,831 (Note 11).

The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, determined using Level 3 estimated fair value inputs, from January 1, 2009, to September 30, 2009:

		FireKeepers
		Development
	Total	Authority	Other tribes
Balances, January 1, 2009	$5,114,767	$4,097,002	$1,017,765

Other	(854)	—	(854)

Unrealized gains included in earnings	542,610	585,418	(42,808)

Balances, September 30, 2009	$5,656,523	$4,682,420	$974,103

6.	CONTRACT RIGHTS
At September 30, 2009 and December 31, 2008, contract rights consist of the following:

		Accumulated
September 30, 2009	Cost	Amortization	Carrying value
FireKeepers project, initial cost	$4,155,213	$(98,934)	$4,056,279
FireKeepers project, additional	13,210,373	(1,056,697)	12,153,676
Other projects	159,194	—	159,194

	$17,524,780	$(1,155,631)	$16,369,149

		Accumulated
December 31, 2008	Cost	Amortization	Carrying Value
FireKeepers project, initial cost	$4,155,213	$—	$4,155,213
FireKeepers project, additional	13,210,373	(729,228)	12,481,145
Other projects	159,194	—	159,194

	$17,524,780	$(729,228)	$16,795,552

7.	LONG-TERM DEBT
At September 30, 2009 and December 31, 2008, long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
Long-term debt to joint venture affiliate:
Promissory note, expected to mature in 2010, interest at 1% above the prime rate of 4.25% as of December 31, 2008 and no interest as of September 30, 2009	$5,774,032	$3,137,600
Less current portion	(5,774,032)	—

	$—	$3,137,600

Long-term debt to joint venture affiliate. On October 9, 2009, effective September 30, 2009, an agreement was reached between the Company and RAM (GEM Financial Resolution) clarifying the treatment of the following items:

•	Reimbursable amounts funded by the members, due from the Michigan tribe before the RAM buy-in as the prior agreements were silent on reimbursements to members.

•	Non-reimbursable amounts funded by the Company, related to the Michigan tribe, as the prior agreements were unclear if these were reimbursable by GEM to the Company.

•	Repayments of disproportionate advances by the Company as prior agreements were unclear as to what percentages would be used regarding repayment.

As a result of this member agreement modification, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 reported as equity, resulting in the recognition of a net pre-tax gain of $1.4 million, which was recorded in September 2009. The net pre-tax gain is distributed gross on the statements of operations for the periods ended September 30, 2009, as a $2.1 million charge characterized as a member agreement modification offset by a $3.5 million credit attributable to the non-controlling interest. In addition, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. Thereafter, distributions to members will be made on a 50/50 basis. Also, no further interest accruals will be made on any member’ payables. As a result of the GEM Financial Resolution, the Company has reclassified the debt to joint venture affiliate of $5.8 million as current portion of long-term debt with the balance of the RAM payable classified as joint venture equity (Note 11).

Long-term debt, other:	September 30, 2009	December 31, 2008
Reducing revolving loan, initial $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five year LIBOR/Swap rate, adjusted annually (7.24% at September 30, 2009 and 7.39% at December 31, 2008)	$725,264	$2,469,275
Promissory note to Peters’ Family Trust, $1.25 million on January 31, 2007, paid in full as of June 30, 2009, interest at a fixed annual rate of 7.44%	—	822,588

	725,264	3,291,863
Less current portion	—	(225,224)

	$725,264	$3,066,639

Reducing Revolving Loan (the “Revolver”). The maximum committed amount under the Revolver was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009, and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreased $312,000 on July 1, 2009, and any outstanding amounts above such reduced maximum must be repaid. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the Revolver provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of this filing (Note 11).

During the first quarter of 2008, proceeds from the sale of the Holiday Inn Express in Fallon, Nevada were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of June 30, 2009, the Company funded $722,110 from the Revolver to pay off the amount due on the Peters’ Family Trust Promissory Note (details noted below). As of September 30, 2009, there are no additional required principal payments due on the Revolver until July 2021. The Company had $7.8 million of availability under its revolving credit line as of September 30, 2009.

Green Acres. On May 6, 2008, in conjunction with the financing of the FireKeepers Casino, the Company applied the proceeds of the $9.3 million tribal receivable reimbursement to pay off the remaining balance of the $9.5 million Green Acres liability.

Peters’ Family Trust Promissory Note. On June 30, 2009, the Company paid off the Peters’ promissory note of $722,110 plus $4,477 in accrued interest with a drawdown of the Revolver. The original amount of the promissory note was $1.25 million, payable to the seller of Stockman’s in 60 monthly installments of principal and interest and was secured by a second lien in the real estate of Stockman’s. Effective July 9, 2009, the second lien in the real estate of Stockman’s was released.

Scheduled maturities of long-term debt (including obligations to joint venture affiliate) are as follows:

Annual periods ending September 30,
2010	$5,774,032
2011	—
2012	—
2013	—
2014	—
Thereafter	725,264

$6,499,296

The long term debt due to joint venture affiliate is expected to mature in 2010, and there are no required principal payments due on the Revolver until July 2021.

8.	SEGMENT REPORTING

The Company is composed of three primary business segments. The following tables reflect selected segment information for the three and nine months ended September 30, 2009 and 2008. The operations segment includes the Stockman’s Casino operation in Fallon, Nevada, and included the operation of the Holiday Inn Express until February 2008 when it was sold. Accordingly, the operating results of the hotel are reported as discontinued operations in the accompanying statements of operations, and are therefore excluded from the table below. The development/management segment includes costs associated with tribal casino development projects and the Michigan and Delaware joint ventures. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data (excluding discontinued operations in 2008) for the three months ended September 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Revenues	$2,164,316	$5,753,167	$—	$7,917,483
Selling, general and administrative expense	436,448	138,400	1,181,343	1,756,191
Depreciation and amortization	240,039	399,886	22,285	662,210
Operating gains	—	(434,042)	—	(434,042)
Operating income (loss)	437,289	4,758,586	(1,289,499)	3,906,376
Net income (loss) attributable to Company	437,666	5,748,444	(3,138,102)	3,048,008

2008
Revenues	$2,441,587	$—	$1,400	$2,442,987
Selling, general and administrative expense	480,799	135,154	918,165	1,534,118
Depreciation and amortization	271,413	14,364	21,112	306,889
Operating gains	—	1,509,524	—	1,509,524
Operating income (loss)	549,481	1,347,814	(988,078)	909,217
Net income (loss) attributable to Company	551,049	1,281,344	(1,292,720)	539,673
Selected statement of operations data (excluding discontinued operations in 2008) for the nine months ended September 30,

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Revenues	$6,849,056	$5,753,167	$—	$12,602,223
Selling, general and administrative expense	1,285,006	394,873	3,125,280	4,805,159
Depreciation and amortization	743,701	426,836	63,206	1,233,743
Operating gains	—	1,921,803	—	1,921,803
Operating income (loss)	1,665,741	6,802,654	(3,277,016)	5,191,379
Net income (loss) attributable to Company	1,665,557	7,674,564	(5,588,948)	3,751,173

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2008
Revenues	$7,393,124	$—	$1,458	$7,394,582
Selling, general and administrative expense	1,386,315	316,935	3,162,960	4,866,210
Depreciation and amortization	810,696	43,092	48,335	902,123
Operating gains	—	5,455,990	—	5,455,990
Operating income (loss)	1,628,562	5,014,461	(3,261,358)	3,381,665
Net income (loss) attributable to Company	1,657,797	4,186,284	(4,270,318)	1,573,763
Selected balance sheet data as of September 30, 2009 and December 31, 2008:

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2009
Assets	$19,862,091	$28,863,044	$4,286,897	$53,012,032
Property and equipment, net	7,991,843	962	148,110	8,140,915
Goodwill	10,308,520	—	—	10,308,520
Liabilities	462,982	8,111,953	2,312,512	10,887,447

2008
Assets	$20,468,311	$22,550,532	$5,449,280	$48,468,123
Property and equipment, net	8,443,650	1,394	184,980	8,630,024
Goodwill	10,308,520	—	—	10,308,520
Liabilities	515,366	5,620,785	3,148,612	9,284,763
9.	CONTINGENCIES

Economic conditions and related risks and uncertainties. The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.

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

Legal matters. On June 19, 2009, HRI initiated arbitration against the Company regarding its Management Reorganization Agreement dated June 18, 2007. The dispute arose over the proper calculation of the member distribution to the Company under the agreement. Specifically, HRI seeks a ruling that the quarterly calculation of the baseline member distribution payable to the Company should be based on the prior year’s management fee paid to the Company, exclusive of the compounding multiplier set forth in the agreement. Management has engaged counsel and is contesting the claim. At this stage of the dispute, based in part on counsel’s advice, the Company is unable to predict the outcome or estimate the minimum amount of potential loss, if any, and accordingly, has made no provision for this matter.

10.	STOCK REPURCHASE PLAN

In 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”) to repurchase up to $2,000,000 of shares of its common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, through April 30, 2009. Under the Repurchase Plan, the Company repurchased 1,356,595 shares for the treasury at a weighted average-price per share of $1.22, costing $1,654,075, (including commissions and other related transaction costs). The Repurchase Plan did not obligate the Company to acquire any specified number or value of common stock, and it has expired.

11.	SUBSEQUENT EVENTS

On October 13, 2009, the Company made a $500,000 voluntary principal payment on its revolving credit line reducing the outstanding balance to $225,264. After this transaction, the availability under the revolving credit line is $8.3 million.

The Company made distributions from GEM to its members on October 9, 2009, for $1.7 million per member and on October 28, 2009, for $1.1 million per member as repayment of debt due to joint venture affiliate per the GEM Financial Resolution (Note 7).

On October 15, 2009, the Company sold the land originally purchased for the Manuelito development, which was classified under deposits and other at September 30th, 2009, with a value of $19,669, for $24,500 less closing costs of $4,831.

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
Overview
We manage and/or invest in gaming-related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We own and operate Stockman’s Casino in Fallon, Nevada. In addition, we are a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), that we control and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2009. In addition, the Company has a development agreement and a management agreement (subject to National Indian Gaming Commission (“NIGC”) approval), with the Northern Cheyenne Nation of Montana for the development and management of a gaming facility to be built approximately 28 miles north of Sheridan, Wyoming.

Economic conditions and related risks and uncertainties
The United States is currently experiencing a widespread recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.
Critical accounting estimates and policies
Although our financial statements necessarily make use of certain accounting estimates by management, we believe that, except as discussed below, no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance except as discussed in the following paragraphs.
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
Assets related to tribal casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (Codification) Topic 320, Investments-Debt and Equity Securities and Topic 820, Fair Value Measurements and Disclosures.
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
Subsequent to its effective initial recording at estimated fair value using “Level 3 inputs,” which are defined in Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”), as unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing an asset or liability, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, also using Level 3 inputs.

Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.
The estimated fair value of our notes receivable related to tribal casino projects make up approximately 10.7% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows.
The following table reflects selected key assumptions and information used to estimate the fair value of the notes receivable for all projects at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Aggregate face amount of the notes receivable	$6,280,475	$6,281,329

Estimated years until opening of casino:
FireKeepers	—	.75
Montana	1.75	1.75

Discount rate:
FireKeepers	19%	17%
Montana	27%	23%

Estimated probability of the Montana casino opening as expected and collecting the receivable from FireKeepers:
FireKeepers	99%	96%
Montana	70%	70%
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
Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments made pursuant to Codification Topic 310, Receivables, and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.
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

Summary of assets related to tribal casino projects
At September 30, 2009, and December 31, 2008, long-term assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	September 30,	December 31,
	2009	2008
Michigan project:
Notes receivable, tribal governments	$4,682,420	$4,097,002
Contract rights, net	16,209,955	16,636,358

	20,892,375	20,733,360

Other projects:
Notes receivable, tribal governments	974,103	1,017,765
Contract rights, net	159,194	159,194

	1,133,297	1,176,959

	$22,025,672	$21,910,319

As previously noted, the FireKeepers project comprises the majority of long-term assets related to Indian casino projects. We have an approved management agreement with the FireKeepers Development Authority, (the “Authority”), for the development and operation of the FireKeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years commencing upon opening. As of September 30, 2009 GEM had earned $3.6 million in management fee income related to August 2009 and $2.2 million related to September 2009 FireKeepers Casino earnings. The terms of an amended management agreement were approved by the NIGC in April 2008. In May 2008, in connection with the funding of project financing, $9.3 million of the notes receivable was repaid, which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million of the note receivable plus interest at prime plus 1% is expected to be repaid by February 1, 2010, provided there are sufficient funds remaining in the construction disbursement account. If there are insufficient fund remaining in the construction disbursement account, the balance becomes payable in 60 equal monthly installments beginning February 1, 2010, plus interest at prime plus 1%. The net realizable value of the Michigan receivable has been classified as short term, as management believes it is collectible within the next twelve months.
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
At September 30, 2009, the notes receivable from Indian tribes have been discounted approximately $623,952 below the contractual value of the notes and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.

In March 2008, we announced that we are no longer pursuing the Nambé Pueblo project. No tribal advances or payment of costs have been made since January 2008. Pursuant to the terms of the development agreement, the Pueblo has recognized its obligation to reimburse all of the Company’s development advances for the project. To date, we have advanced $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. The estimated fair value of the receivable from the Pueblo is now based on the assumption that the Pueblo will develop a smaller scope project and will repay the advances over a five-year period after the project opens with interest at prime plus 2%. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 23% discount rate. In March 2009, the Company entered into an agreement to assist the Nambé Pueblo in finding suitable financing up to $12.0 million for their proposed slot parlor. In September 2009, we were notified that the Pueblo had secured financing from a third-party source. The Pueblo has restated its intent to repay the development advances from the proceeds of the gaming facility. Construction is expected to commence in November 2009 with a timeline of approximately eight months.
During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset held for sale and adjusted to its then estimated net realizable value of $45,000, resulting in an impairment loss of $85,000 recognized in the second quarter of 2008. During the second quarter of 2009, the Company recognized an additional $30,000 impairment loss as a result of the decline in the estimated net realizable value. During the current quarter ended September 30, 2009, the Company increased the value of the land to $19,669 and recognized a gain before tax of $4,669 as a result of the October 15, 2009 sale of the Manuelito land for $24,500 less closing costs of $4,831.
Advances to tribes are expected to be repaid prior to commencement of operations, or within the repayment term of typically between five and seven years, commencing 30 to 180 days after the opening of the project. At September 30, 2009, we estimate the following potential exposure resulting from a project not reaching completion:

			Northern
September 30, 2009	FireKeepers	Nambé Pueblo	Cheyenne Tribe	Total
Notes receivable	$4,682,420	$430,467	$543,636	$5,656,523
Contract rights	16,209,955	—	159,194	16,369,149

Total	$20,892,375	$430,467	$702,830	$22,025,672

Amortization of contract rights is expected to be provided on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after a development period and/or the term of the subsequent management agreement. Because the development period may vary based on evolving events, the estimated contractual lives may require revision in future periods. The FireKeepers casino opened on August 5, 2009, and as a result, the contract rights associated with the FireKeepers project began being amortized in the third quarter of 2009 on a straight-line basis over the seven year term of the GEM management agreement.
Due to the financing and development arrangement for the Michigan project through GEM, a 50%-owned joint venture, we believe we were exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, in accordance with Codification Topic 810, Consolidation, we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements.
Results of continuing operations
Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008
Operating revenues. For the three months ended September 30, 2009, total operating revenues from continuing operations increased $5.5 million, or 224%, as compared to the prior year. The increase is primarily due to $5.8 million of management fees from FireKeepers related to August and September 2009, and is offset by a decrease in casino and food and beverage revenues of $220,506, or 12% and $55,951, or 11%, respectively, primarily due to continued economic weakness in the Northern Nevada market.
Operating costs and expenses. For the three months ended September 30, 2009, total operating costs and expenses increased $533,771, or 18%, as compared to the prior year, primarily consisting of an increase in depreciation and amortization of $355,321, or 116% and selling, general and administrative expenses of $222,073, or 15%, offset by reduced food and beverage expenses of $107,664, or 18%. The increase in depreciation and amortization was due to $386,284 of GEM gaming rights amortization, which commenced with the FireKeepers opening. The increase in selling, general and administrative expense was primarily due to increases at the corporate level explained below. The reduction in casino and food and beverage expenses is due to lower casino play and revenue and general cost reduction efforts.

Project development costs. For the three months ended September 30, 2009, project development costs increased $45,732 or 73%, as compared to the prior year, due to an increase of $35,667, or 71% at the corporate level and $9,375 related to GEM, or 82%. The higher project development costs at the corporate level and GEM are related to new business development and travel expenses.
Selling, general and administrative expense. For the three months ended September 30, 2009, selling, general and administrative expenses increased $222,073, or 15%, as compared to the prior period mainly due to corporate level incentive cash compensation accruals resulting from the successful opening of the FireKeepers Casino of $414,875 offset by a decrease in stock compensation expense due to certain grants becoming fully amortized of $190,613, or 85% as compared to the prior year period.
Operating gains. For the three months ended September 30, 2009, operating gains decreased by $1.9 million, or 129%. The decrease is primarily due to the GEM Financial Resolution clarifying the treatment of certain reimbursables and repayments (See Note 7 to the consolidated financial statements) of $2.1 million (which, after netting a $3.5 million credit allocated to the non-controlling interest resulted in a net pre-tax gain of $1.4 million). The member agreement modification was offset in operating gains by an increased unrealized gain on notes receivable of $111,285 or 81% and increase in equity in net income of unconsolidated joint venture of $87,807, or 6%. The unrealized gain on notes receivable has increased due to the opening of FireKeepers in early August 2009 as well as the approaching opening dates of the Montana project and Nambe Pueblo slot parlor.
Other income (expense). For the three months ended September 30, 2009, other income increased by $153,625, or 172% primarily due the increase of interest income of $79,652, or 240% and a decreased interest expense of $73,973, or 60%. The increase in interest income results from the interest recorded on the tribal receivable from the FireKeepers casino and the decrease in interest expense is related to the reduction of outstanding debt on the Company’s revolving line of credit.
Income taxes. For the three months ended September 30, 2009, the estimated effective annual income tax rate applied to the quarter is approximately 36%, compared to 41% for the same period in 2008. The decrease in the estimated effective annual tax rate applied to the comparable quarter in the prior year is due primarily to the member agreement modification of $2.1 million during 2009.
Non-controlling interest. For the three months ended September 30, 2009, the net loss attributable to non-controlling interest in consolidated joint venture increased by $718,483, or 760%. The increase is attributable to the net loss in GEM of $1.6 million, 50% of which the Company consolidates. The GEM net loss was due primarily to a $7.0 million loss relating to the GEM Financial Resolution (See Note 7 to the consolidated financial statements), offset by approximately $5.8 million in management income.
Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008
Operating revenues. For the nine months ended September 30, 2009, total operating revenues from continuing operations increased $5.2 million or 70%, as compared to the prior year, primarily due to the $5.8 million in management fee income related to the FireKeepers casino which opened in August 2009, offset by decreases in food and beverage revenues of $302,141, or 19% and casino revenues of $229,788, or 4%. We believe the decrease in food and beverage activity is consistent with the general economic weakness and increased competition. The decrease in casino revenues is primarily due to continued economic weakness in the Northern Nevada market.
Operating costs and expenses. For the nine months ended September 30 2009, total operating costs and expenses decreased $136,260, or 1% as compared to the prior year, primarily due to a decrease in food and beverage expenses of $298,308 or 17% and casino expenses of $114,635 or 6%. The reduction in food and beverage expenses is primarily due to a reduction in net allocations of $148,810 due to the method of allocation, a decrease in cost of goods sold of $102,815 or 15% and a reduction of labor and related expenses of $38,577 or 4% over the prior year period. The reduction in casino expenses is primarily due to a reduction in slot participation and conversion expenses of $57,588 or 16% and a decrease in gaming taxes of $25,279 or 6%.

Project development costs. For the nine months ended September 30, 2009, project development costs increased $6,114 or 5%, as compared to the prior year, due to an increase of $37,010 or 72% at the corporate level, offset by lower project development expenses related to GEM of $40,008, or 45%. The increase in project development costs at the corporate level in the current year is related to new business development.
Selling, general and administrative expense. For the nine months ended September 30, 2009, selling, general and administrative expenses decreased $61,051, or 1%, as compared to the 2008 period mainly due to decreased selling, general and administrative expenses at Stockman’s of $101,309, or 7% and at the corporate level of $37,678, or 1%, offset by increases at GEM of $80,175, or 26%. The decrease in Stockman’s expenses was mostly due to a decrease in labor and related expenses of $78,397, or 10% and a decrease in equipment rental expense of $49,790 or 96%, as compared to the prior year period. The decrease at the corporate level was primarily related to the decrease in labor and related expenses and the increase at GEM was primarily related to an increase of corporate management and accounting related fees.
Operating gains. For the nine months ended September 30, 2009, operating gains decreased by $3.5 million, or 65%. The decrease is primarily due to the GEM Financial Resolution clarifying reimbursables and repayments (See Note 7 to the consolidated financial statements) of $2.1 million (which, after netting a $3.5 million credit allocated to the non-controlling interest resulted in a net pre-tax gain of $1.4 million). Also, the unrealized gain on notes receivables was lower than last year by $1.4 million, primarily due to a gain for GEM in the prior year of $1.6 million, as a result of repayment of $9.3 million of the tribal receivable.
Other income (expense). For the nine months ended September 30, 2009, other income increased by $244,762, or 84% primarily due to the decrease of interest expense of $225,197, or 54% due to the reduction in interest expense related to the reduction of outstanding debt on the Company’s revolving line of credit.
Income taxes. For the nine months ended September 30, 2009, the effective income tax rate is approximately 38%, compared to 40% for the same period in 2008. The decrease in the estimated effective annual tax rate applied to the comparable quarter in the prior year is due primarily to the member agreement modification of $2.1 million during 2009.
Non-controlling interest. For the nine months ended September 30, 2009, the net loss attributable to non-controlling interest in consolidated joint venture increased by $1.4 million, or 294%. The increase is attributable to the net loss in GEM of $1.9 million, 50% of which the Company consolidates, as compared to net income in the prior year. The GEM net loss was due primarily to a $7.0 million loss relating to the GEM Financial Resolution (See Note 7 to the consolidated financial statements), offset by approximately $5.8 million in management income.
Liquidity and capital resources
The United States is currently experiencing a widespread recession accompanied by, among other things, instability in the investment and commercial banking systems, reduced credit availability and highly curtailed gaming and other recreational activities, and it is also engaged in war. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but may be significant.
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

The FireKeepers casino, Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. GEM began earning management fees from FireKeepers Casino in the third quarter of 2009, with the first payments being made in September. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We expect to continue receiving management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor over the prior year of 5% in years 2009 through August 2011.
On a consolidated basis for the nine months ended September 30, 2009, cash provided by operations increased by $3.5 million from the same period in 2008. Cash provided by investing activities decreased by $14.0 million from the same nine-month period of last year, primarily due to the cash proceeds generated from the sale of the Holiday Inn Express in February 2008 of $7.0 million and the $9.3 million payment received by GEM on its notes receivable from the Authority in May 2008, offset by $2.1 million used to acquire contract rights related to GEM. Cash used in financing activities decreased $14.2 million, primarily due to the repayment of long-term debt in 2008, also associated with the sale of the Holiday Inn Express. As of September 30, 2009, the Company had approximately $7.8 million in cash and availability on its revolving credit facility.
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
On May 6, 2008, the Authority closed on the sale of $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority, with the remaining $5.0 million, plus interest at prime plus 1%, to be paid by February 1, 2010, subject to there being adequate funds remaining in the construction disbursement account. If there are insufficient funds to repay the remaining balance, the Authority will be obligated to repay the balance in 60 monthly installments beginning February 1, 2010, plus interest at prime plus 1%. On the same day, GEM funded $2.1 million in financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional gaming rights related to the Michigan project. The Company and RAM each contributed one-half of the funds to GEM for GEM to make this funding. The FireKeepers Casino commenced operations on August 5, 2009.
Long-term debt includes a reducing revolving loan from Nevada State Bank. The maximum committed amount under the Revolver was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009 and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreased $312,000 on July 1, 2009. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.24% and 7.39% per annum as of September 30, 2009 and September 30, 2008, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. The balance on the loan as of September 30, 2009 was $725,264. In addition, periodic payment requirements were reduced on a pro-rate basis, with no required principal payments until July 2021. The Company had $7.8 million of availability under its revolving credit line as of September 30, 2009.
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
As of September 30, 2009, the Company held $6.9 million with Nevada State Bank, a subsidiary of Zions Bancorporation, including balances of $2.6 million which sweep into an outside U. S. Government money market account. The Street.com rated Zions C- in their October 5, 2009 rating stating “the institution offers fair financial security, is currently stable, and will likely remain relatively healthy as long as the economic environment avoids the extremes of inflation or deflation. In a prolonged period of adverse economic or financial conditions, however, this institution may encounter difficulties maintaining its financial stability”.
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
In 2007, GEM acquired all of Green Acres’ interests in the FireKeepers project for $10.0 million. GEM’s members equally funded an initial deposit of $500,000 in the second quarter of 2007, and the remaining balance was paid in May 2008. The repayment was funded with $9.3 million of proceeds received from a partial payment on the notes receivable related to the FireKeepers project, which was tied to the construction financing for the project. The remaining $5.0 million of notes receivable from the Authority, plus interest at prime plus 1%, are now expected to be paid from the construction disbursement account by February 1, 2010. However, if there are insufficient funds in the construction disbursement account, the Authority is obligated to repay the $5.0 million in 60 equal monthly installments, with interest at prime plus 1%, beginning February 1, 2010. The net realizable value of the Michigan receivable has been classified as short term, as the Company believes it is collectible within the next twelve months.
In 2002, in exchange for funding a portion of the development costs, RAM advanced us $2.4 million, which was partially convertible into a capital contribution to the GEM joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Authority, subsequently, RAM exercised its conversion option on its $2.4 million loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the GEM joint venture, and the loan balance of $381,260, plus $611,718 of accrued interest on the original loan, became a liability of GEM. At September 30, 2009, GEM’s total liabilities to RAM including accrued interest were approximately $5.8 million, which bear no interest effective September 30, 2009, and are expected to be repaid by 2010. For the nine month period ending September 30, 2009, FHR had loaned $978,400 and RAM had loaned $978,400 to GEM to fund current operating expenses.
The FireKeepers Casino commenced operations on August 5, 2009. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 107,000 square foot gaming floor with 2,680 slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants — including a 70-seat fine dining signature restaurant — a 300-seat buffet and 150-seat 24-hour cafe, as well as approximately 3,000 parking spaces including an enclosed 2,080-space parking garage attached to the casino. Although certain distributions (including a minimum guaranteed monthly payments to the Tribe of $50,000, a preferred payment to the Tribe of $200,000 and repayment of loan principal to be paid out of the Tribe’s share of net revenues) will be paid from net revenue prior to the payment to the Company of the management fee, the Company believes the property will generate sufficient revenues to pay the management fee equal to 26% of net revenues on a monthly basis.

On October 9, 2009, effective September 30, 2009, an agreement was reached between the Company and RAM (GEM Financial Resolution) clarifying the treatment of the following items:
•	Reimbursable amounts funded by the members, due from the Michigan tribe before the RAM buy-in as the prior agreements were silent on reimbursements to members.

•	Non-reimbursable amounts funded by the Company, related to the Michigan tribe, as the prior agreements were unclear if these were reimbursable by GEM to the Company.

•	Repayments of disproportionate advances by the Company as prior agreements were unclear as to what percentages would be used regarding repayment.
As a result, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 reported as equity, resulting in the recognition of a net pre-tax gain $1.4 million, which was recorded in September 2009. The net pre-tax gain is distributed gross on the statements of operations for the periods ended September 30, 2009, as a $2.1 million charge characterized as a member agreement modification offset by a $3.5 million credit attributable to the non-controlling interest. In addition, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. Thereafter, distributions to members will be made on a 50/50 basis. Also, no further interest accruals will be made on any member’ payables. As a result of the GEM member agreement, the Company has reclassified the due to joint venture affiliate of $5.8 million as current portion of long-term debt with the balance of the RAM payable classified as joint venture equity (Note 11).
Other projects
In 2005, we entered into development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 100 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $14.0 million. The site for the Northern Cheyenne Tribe project was approved for gaming by the Secretary of the Interior as of October 28, 2008, and the required consent of the Governor of Montana was received as of July 30, 2009. As of September 30, 2009, our advances to the Northern Cheyenne Tribe total $672,082. Our agreements with the tribe provide for the reimbursement of these advances either from the proceeds of the financing of the development, the actual operation itself or, in the event that we do not complete the development, from the revenues of the tribal gaming operation undertaken by others. As of September 30, 2009, management’s estimate of the opening date for the Montana casino is the second quarter of 2011. We are in negotiation with the new tribal leadership to determine the proper size and scope of the gaming facility with regard for the current economic conditions and availability of funding.
In 2005, we signed gaming development and management agreements with the Nambé Pueblo of New Mexico to develop a 50,000 square foot facility including gaming, restaurants, entertainment and other amenities as part of the Pueblo’s multi-phased master plan of economic development. In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. Pursuant to the terms of the development agreement, the Pueblo has recognized the obligation to reimburse all of the Company’s development advances for the project. The Company currently has advanced $661,600 for the development of the project, all of which is expected to be reimbursed by the Pueblo on yet to be negotiated terms. The receivable from the Pueblo is valued based on the present value of a five-year collection period and a 23% discount rate. The collectability ultimately depends on the quality and timing of the project development, which we are monitoring but have no influence over. In September 2009, we were notified that the Pueblo had secured financing from a third-party source for their proposed slot parlor. The Pueblo has restated its intent to repay the development advances from the proceeds of the gaming facility. Construction is expected to commence in November 2009 with an expected timeline of approximately eight months.

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
Presently, we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The FireKeepers casino development financing has been secured by the Tribe. The recent unprecedented global contraction in available credit significantly decreases the likelihood that financing could be obtained on favorable terms if at all for the Montana project this year. However, we believe that credit markets will improve sufficiently in order for the Montana tribe to fund the project when we are expected to commence construction in the second quarter of 2010. The Northern Cheyenne Tribal government has been replaced and we are in the process of engaging them in dialogue concerning the proposed project. If the Montana tribe is unable to obtain funding on acceptable terms, we believe we could either sell our rights to the Montana project, find a partner with funding, or abandon the Montana project and have our receivables reimbursed from the gaming operations, if any, developed by another party. However, if we were to discontinue the Montana project, the related receivables and intangibles would then be evaluated for impairment. At September 30, 2009, the notes receivable from Indian tribes have been discounted approximately $623,952 below the contractual value of the notes and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
Seasonality
We believe that our casino operations, including Stockman’s and FireKeepers Casino, and our estimates of completion for projects in development may be affected by seasonal factors, including holidays, adverse weather and travel conditions. Our cash flow from GED is affected by our management agreement with Harrington where GED’s second quarter cash flow has been reduced by a rebate of management fees which forms the basis of GED’s on-going cash flow according to the amended management agreement. Accordingly, our results of operations may fluctuate from year to year and the results for any year may not be indicative of results for future years.
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
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2009, the carrying value of our cash and cash equivalents approximates fair value. However, we have cash on deposit with financial institutions substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of economic developments.
Of our total outstanding debt of approximately $6.5 million at September 30, 2009, only $725,264 of the entire balance is subject to variable interest rates, which averaged 7.2% during the current quarter. The applicable interest rate is based on the prime lending rate or the five-year LIBOR/Swap rate; and therefore, the interest rate will fluctuate as the index lending rate changes. Based on our outstanding variable rate debt at September 30, 2009, a hypothetical 100 basis point (1%) change in rates would result in an annual interest expense change of approximately $7,253. At this time, we do not anticipate that either inflation or interest rate variations will have a material impact on our future operations.

Item 4(T).	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of September 30, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On June 19, 2009, Harrington Raceway, Inc. filed a demand for arbitration, disputing the formula for computing the minimum payment of our share of the management fee pursuant to the Management Reorganization Agreement dated June 18, 2007. The demand for arbitration does not contain a traditional claim for relief, commonly called a “Prayer for Relief”, and does not specify whether it seeks damages, a specific dollar amount, or whether it seeks merely a declaration concerning the formula. No formal response is required; however, through legal counsel we have appeared in the matter and intend to vigorously defend the proceeding. It is too early in the proceedings in light of the lack of a demand for a remedy in the demand for arbitration to determine whether there is or the extent of any liability. A hearing date has been fixed for February 16 and 17, 2010.

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

FULL HOUSE RESORTS, INC.
Date: November 9, 2009	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)