Form 10-K
period 2009-12-31
FULL HOUSE RESORTS INC
filed 2010-03-24
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

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
(702) 221-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.0001 per Share (Title of Each Class)	NYSE Amex (formerly American Stock Exchange) (Name of Each Exchange on Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2009, was: $30,016,574. As of March 23, 2010, there were 18,001,681 shares of Common Stock, $.0001 par value per share, outstanding.
Documents Incorporated By Reference
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1.	Business.
BACKGROUND
Full House Resorts, Inc., a Delaware corporation formed in 1987, (Full House, we, our, ours, us) develops, manages and invests in gaming related opportunities. Beginning in 1994, we became involved in several gaming projects, including the FireKeepers Casino near Battle Creek, Michigan with the Nottawaseppi Huron Band of Potawatomi (the “Michigan Tribe”) and Harrington Raceway and Casino (“Harrington Casino”), a “racino” in Harrington, Delaware, both of which are discussed in detail below. The Company also owns Stockman’s Casino in Fallon, Nevada and has an agreement with the Northern Cheyenne Tribe of Montana for the development and management of a gaming facility in Montana.
Projects Currently Operating
Harrington Raceway and Casino, Delaware
We are a 50%-investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”), which has a management contract with Harrington Casino. Harrington Casino, a division of HRI, which operates video lottery terminals under the supervision of the Delaware State Lottery Office, commenced operations on August 20, 1996. GED provided over $11.0 million in financing and managed the development of the project, and has a contract to provide management services to HRI for a fee which expires in August 2011. The fee is based primarily on a percentage of revenues and operating profits of Harrington Casino as defined, which was previously subject to an annual limitation. The gaming facility was originally 35,000 square feet and opened with 500 gaming devices, a simulcast parlor and a small buffet, but was expanded and renovated during 2007. The expansion and renovation was completed in early February 2008, and the facility now offers approximately 2,100 gaming devices, a 450-seat buffet, a fine dining restaurant, a 50-seat diner, and an entertainment lounge area.
On June 18, 2007, we restructured our joint venture agreement with HRI to allow HRI greater flexibility in GED’s management of Harrington Casino, while providing us with guaranteed growth in our GED adjusted management fee entitlement for the remaining term of the management agreement. Under the terms of the restructured management agreement, we receive the greater of 50% of GED’s distributable net income as prescribed under the management agreement or a 5% increase in our share of GED’s management fees paid in the prior year, except for 2008 when the increase was 8%. The annual growth rate in 2009 through the expiration of the GED management contract in August 2011 is 5% per year.
The Harrington Casino is located in Harrington, Delaware on Route 13, approximately 20 miles south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. and is one of three gaming facilities operating in Delaware. The closest competing casino is in Dover and operates over 3,000 devices. In February 2006, the law was changed to allow up to 4,000 gaming devices at each of the three authorized locations in Delaware. The third facility is approximately 60 miles north of the Harrington Casino. In 2009, the Delaware law was again changed to allow betting on sporting events, commonly known as sports books at the three authorized casinos. After a lawsuit filed by the NFL and related parties, the federal court ruled that Delaware sports books were authorized only to accept bets on multiple contests, commonly called district parley bets, and not bets on individual contests. The district court ruling has been appealed to the Federal Court of Appeals. The impact on revenues from Harrington Casino from sports betting has been minimized due to this restrictive limitation on what bets can be placed and accepted. In January 2010, the Delaware state legislature passed a law allowing live table games at the three Delaware casinos. The bill was signed into law and table game operations are expected to commence in 2010.
In 2004, the Pennsylvania legislature passed a law authorizing gambling. Included in the authorized types of games are slot machines similar to those operated in Delaware. During 2006 and in January 2007, the Pennsylvania Gaming Control Board issued licenses for operators and gaming equipment suppliers. Several of the “racino” licensed facilities and casinos have subsequently opened. The Harrington Casino is located the furthest south of the three authorized gaming locations in Delaware and does not attract a substantial patronage from Pennsylvania. Pennsylvania has also legalized table games in 2009 which the licensed facilities have begun to implement.

During 2008, the Maryland legislature approved casino-type gaming in certain designated counties of the state. In the November 2008 elections, Maryland voters passed a referendum approving the bill. The new law allows for a total of 15,000 slot machines in five locations, including 4,750 slots in Anne Arundel County (within two miles of Route 295); 3,750 slots in Baltimore City, (on city-owned land within one-half mile of I-95 and Route 295 that is in a nonresidential area and not adjacent to or within one-quarter mile of residential property); 2,500 slots in Worcester County (within one mile of the intersection of Route 50 and Route 589); 2,500 slots in Cecil County (within two miles of I-95) and 1,500 slots in Allegany County (on state-owned land associated with the Rocky Gap State Park that is not in the same physical building as the Rocky Gap Lodge and Golf Resort). Recently, bids were submitted to the state for authorization by private contractors to conduct gaming in Maryland. While we expect there to be an adverse impact on the revenues of Harrington Casino from this added competition when it is fully implemented, as well as from the current economic climate, we expect to be insulated from the effect of such competitive and economic factors by the guaranteed minimum payment paid to us under the restructured management agreement with HRI, which guarantees us a 5% increase in the management fees we receive each year through the end of the agreement. Table games are not part of the authorization at Maryland gaming establishments, although the Maryland legislature is considering a bill to allow table game operations. This may give Delaware casinos an edge over Maryland gaming but the impact on revenues is unknown and is not expected to have a positive impact on our management fees.
Stockman’s Casino
We acquired Stockman’s Casino and Holiday Inn Express in Fallon, Nevada (“Stockman’s”) on January 31, 2007. The acquisition was funded by a reducing revolving loan agreement from Nevada State Bank of $16.0 million, approximately $1.2 million of seller financing in the form of a promissory note and approximately $10.2 million in cash which was raised as part of an equity offering in December 2006. Stockman’s Casino has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. Initially, our facility included a Holiday Inn Express, which had 98 guest rooms, indoor and outdoor pools, sauna, fitness center and a meeting room.
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
Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada and is the largest of several casinos in the Churchill County area. Churchill County’s population is roughly 25,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s in size and the number of gaming machines. At December 31, 2009, Stockman’s share of the slot units in the Churchill County market was approximately 23.6% and our share of slot revenues for the 2009 year was approximately 36.9%. While we are not aware of any planned expansion to gaming capacity in the Churchill County area, additional competition in the area may adversely affect the financial condition or results of operations of Stockman’s Casino.
FireKeepers
We own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate in our consolidated financial statements. GEM has a management agreement with the Michigan Tribe, for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The land for the development was taken into trust in December 2006. The Michigan Tribe’s compact with the State of Michigan was recently amended to permit gaming until 2030 and other matters. The management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version was approved by the NIGC on April 21, 2008.
The Michigan Tribe achieved final federal recognition as a tribe in April 1996 and obtained a gaming compact from Michigan’s governor in December 1998 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998. The compact became effective in 1999 upon its approval by the Secretary of the Interior and remains in effect for 20 years thereafter, but the recent amendment extended the term until 2030. The land designated for the casino was designated reservation land under federal law by the Secretary of the Interior in October 2007.

Effective May 15, 2007, GEM entered into an agreement with Green Acres Casino Management, Inc. (“Green Acres”) to acquire all of Green Acres’ interests in GEM for $10.0 million. Prior to the execution of the agreement, Green Acres had a right to receive royalty payments based on numerous metrics, which would approximate in excess of 15% of the total management fee to be received by GEM from the management of the FireKeepers Casino. GEM’s members equally funded an initial deposit and periodic payments totaling approximately $0.6 million and the remaining obligation became due once financing was obtained as part of the project funding for the casino. On May 6, 2008, the FireKeepers Development Authority of the Nottawaseppi Huron Band of Potawatomi Michigan Tribe (the “Authority”) closed on $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the FireKeepers Casino. In connection with the project financing, GEM received partial reimbursement of its tribal notes receivable in the amount of $9.3 million, which was used to repay the remaining obligation to Green Acres.
Through 2007 total advances to or on behalf of the Michigan Tribe, related to reimbursable development costs, were $14.3 million. Effective December 14, 2007, following the land being taken into trust and final approval of the management contract from NIGC, RAM exercised its right to convert the loan into a $2.0 million capital contribution in, and a $0.4 million loan to, GEM. In addition, interest payable in the amount of $0.6 million, previously due on the original promissory note, was also converted into a loan to GEM. Pursuant to the parties’ agreement, the balance of the original note payable ($1.0 million) is an obligation solely of GEM and will mature no sooner than two years after the opening of the casino. In connection with the 2008 Michigan project financing, GEM received partial reimbursement of its tribal notes receivable in the amount of $9.3 million, which was used to repay the remaining obligation to Green Acres, leaving a balance of $5.0 million outstanding due to GEM from the Michigan Tribe. The Michigan tribe paid the remaining $5.0 million with interest to GEM in February 2010.
The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2009. The closest competition to the FireKeepers Casino is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area which is approximately 100 miles to the Southwest. The Gun Lake Tribe has also begun a casino development in Wayland, Michigan, approximately a one hour drive northwest of our site. Litigation over the trust land for the casino being developed by the Gun Lake Tribe was recently resolved in favor of the casino project and the Michigan state legislature in early February 2009 approved a gaming compact with the Gun Lake Tribe. The Gun Lake Tribe commenced construction of a casino in September 2009, however, it is unclear at this time when the Gun Lake project will be prepared to commence gaming operations or how significant the impact may be on casino revenues and our related management fees when the project ultimately commences gaming operations.
Projects in Development
Northern Cheyenne Tribe — Decker, Montana
In light of changes to the Northern Cheyenne tribal leadership and the downward turn the general economy has taken, together with the Northern Cheyenne Tribe, we have withdrawn the management agreement from consideration by the NIGC allowing for revisions to the development plan. In April 2007, the tribe extended the existing gaming Compact with the State of Montana for its Charging Horse Casino, while continuing negotiations on a new Class III Gaming Compact for the site of our project. Since the existing Compact does not apply to our site, if the Northern Cheyenne Tribe is not able to successfully negotiate a Class III Gaming Compact with the State of Montana for our site, we will be unable to develop the proposed casino and recover the expenses we have already incurred in pursuing this project.
The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms, if at all, for the Montana project in the foreseeable future. The company intends to continue working with the Northern Cheyenne Nation to pursue the development of a casino near Lame Deer, Montana, however, based on current economic conditions management has determined that both the timing and feasibility of this project have become more difficult to determine. As a result, we believe that the project assets are impaired and collectability is doubtful and the fair value of the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December 2009, which resulted in a $0.7 million impairment loss.

The proposed site for this project is on land held in trust for the tribe, which was approved for gaming use by the Secretary of the Interior on October 28, 2008 and the Governor of Montana on July 30, 2009, pursuant to the Indian Gaming Regulatory Act. Our management agreements with the Michigan Tribe and the Northern Cheyenne Tribe and any future management agreements we enter into with all Indian tribes are subject to approval by the NIGC. We previously requested NIGC approval of the management agreement, but have suspended the approval process pending agreement with the tribe on the scope and timing of the project.
While we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana, our agreements with the tribe require us to arrange on a best efforts basis up to $15.0 million in tribal financing for the project. In November 2008, the tribe held elections for its tribal council, which resulted in an entirely new council being seated. In January 2009, we forwarded to the new council a revised proposal for the casino development taking into account the current status and availability of financing for the development project. As of December 31, 2009, our advances to the Northern Cheyenne Tribe total $0.7 million.
Discontinued Projects
Nambé Pueblo Indian Tribe — Santa Fe, New Mexico
In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. As a result, the Company recorded an impairment loss of $207,534 related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $661,600. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management believes that the Nambé Pueblo is in the process of developing a small casino addition to their existing travel center and will likely have the ability to repay the advances from future cash flows of the project once open. During February 2010, we were advised that the Pueblo had located a willing financial source to fund the gaming development. Funding is expected during the first quarter of 2010 with the expected facility opening within seven months of receipt of funding. There can be no assurance that a facility will open or that we will receive all or any of our reimbursement.
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
Delaware Regulatory Matters
As the owner of at least 10% of the management company operating video lottery machines in Delaware, we are subject to approval under the Delaware Video Lottery Code in order for our Delaware joint venture to maintain its license to manage the video lottery location of the Harrington Casino. That law authorized the ownership and operation of video lottery machines, as defined in the law and commonly known as slot machines, by the State Lottery Office through certain licensed agents, including our Delaware joint venture and starting in 2009, the accepting of bets on sporting contests, commonly known as sports books. In January 2010, Delaware law was again changed to authorize live table games at the three licensed video lottery outlets which are expected to commence operations during 2010.
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
In May 2006, we adopted a compliance plan and appointed a compliance committee which currently consists of Company directors and officers, Ken Adams (Chair), Carl Braunlich (Director), Kathleen Caracciolo (Director) and Mark Miller (CFO and COO), in accordance with Nevada Gaming Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

Indian Gaming
Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, (the “Regulatory Act’)) is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations.
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
Tribal-State compacts have been litigated in several states, including Michigan. In addition, many bills have been introduced in Congress that would amend the Regulatory Act, including bills introduced in 2005 that seek to limit “off reservation” gaming by Indian tribes. Although this legislative attempt was rejected, the Department of the Interior under the Bush administration in January 2008 issued a “guidance memorandum” immediately followed by a series of decisions which gave effect to the defeated legislation, placing limitations on the distance a tribal casino could be from the tribe’s reservation. If the Regulatory Act were amended or this department policy remain in effect, then the governmental structure and requirements by which Indian tribes may conduct gaming could be significantly changed, which could have an impact on our future operations and development of tribal gaming opportunities. Furthermore, in 2009, the United States Supreme Court issued a decision which interpreted the Indian Reorganization Act, enacted in 1934, and found that the Secretary of the Interior was only authorized to take land into trust for Indian Tribes recognized as of the date of that Act. Thus, an indian tribe receiving federal recognition after 1934 was not allowed to have land taken into trust for its benefit. While the decision was entered after the Nottawaseppi Huron Band of Potawatomi’s Firekeepers Casino site was taken into trust by the Secretary of the Interior, no judicial action has been brought and no ruling has been made as to the retroactive effect of the United States Supreme Court decision.
Huron Tribal Gaming Commission
The Michigan Tribe has adopted a gaming ordinance to regulate gaming at the FireKeepers Casino. Part of the gaming ordinance establishes and authorizes a Gaming Commission to oversee the regulation of gaming at FireKeepers Casino. The Gaming Commission shall license the management contractor, (which is GEM), all gaming employees, gaming equipment vendors and others, pursuant to the standards of the ordinance (which are substantially similar to those contained in Indian Gaming Regulatory Act, “IGRA” and NIGC regulation), including a review of the honesty and integrity of the applicant and its financial stability.

In conjunction with the issuance of the license to GEM, we were approved by the Huron Tribal Gaming Commission on April 4, 2008. This license is renewable annually. We were granted a license renewal in 2009 and we have submitted the requisite renewal application for 2010. The Gaming Commission is also responsible for the regulation of gaming operations, including oversight and audits to ensure compliance with minimum internal controls established to ensure patron safety and the safeguarding of income and assets. Violations of internal controls and Gaming Commission imposed standards can result in penalties, fines, loss of employment and loss or denial of gaming licenses.
Costs and Effects of Compliance with Environmental Laws
In order to have land taken into trust or otherwise be approved for use by an Indian tribe for gaming purposes by the federal Bureau of Indian Affairs (BIA), as a federal agency, the BIA is required to comply with the National Environmental Policy Act (NEPA). Likewise, in order for the NIGC to approve a management agreement for us to manage an Indian gaming casino as required by the Indian Gaming Regulatory Act, the NIGC, as a federal agency, is required to comply with NEPA. For these purposes NEPA requires a federal agency to consider the effect on the human, physical and natural environment of a development project as part of its approval process. Compliance with NEPA begins with conducting an environmental assessment, which considers the factors identified in NEPA, as implemented by the Council on Environmental Quality, and determines whether the development will cause a significant impact on the environment. If not, the federal agency may issue a finding of no significant impact (“FONSI”). If the federal agency determines the development project may cause a significant impact on the environment, then it will conduct a further study resulting in an environmental impact statement, which considers all impacts on the environment and what can be done to mitigate those impacts. Since this constitutes action by a federal agency, any of these determinations can be the subject of litigation.
Appropriate environmental reviews were conducted by the BIA and NIGC reviewing the impacts caused by the Firekeepers Casino project in Michigan as part of their approval process. The land was taken into trust in 2007 and the management agreement was approved in December 2007 and an amendment was approved in April 2008.
During 2005 and 2006, we also funded environmental assessments related to the casino development project for the Nambé Pueblo and for the Northern Cheyenne Tribe. The environmental assessment related to the Northern Cheyenne Tribe is on behalf of the BIA in conjunction with its approval of the land chosen by the tribe for its casino site for use for gaming. The Secretary of the Interior acting for the BIA approved the land for gaming use in October 2008, subject to the concurrence of the Governor of the State of Montana, which was granted in 2009.
COMPETITION
The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks. The FireKeepers Casino and the Indian-owned casinos that we are developing and plan to manage compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources.
Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in the Churchill County area. The county’s population is roughly 25,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s in size and the number of gaming machines. At December 31, 2009, Stockman’s share of the slot units in the Churchill County market was approximately 23.6% and our share of slot revenues for 2009 was approximately 36.9%. While we are not aware of any planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations.
The closest competition to the FireKeepers Casino is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area approximately 100 miles to the southwest. The Gun Lake Tribe has commenced building a casino development in Wayland, Michigan, approximately a one hour drive northwest of our site. Litigation over the trust land for the casino being developed by the Gun Lake Tribe was recently resolved in favor of the casino project and the Michigan state legislature in early February 2009 approved a gaming compact with the Gun Lake tribe. Although the Gun Lake tribe commenced construction efforts in September 2009, it is unclear at this time exactly when the Gun Lake project will be prepared to commence gaming operations or how significant the impact may be on casino revenues and our related management fees when the project ultimately commences gaming operations.

The Harrington Casino is one of three facilities currently operating in Delaware. The facility draws a significant number of customers from Maryland and we believe that competitive gaming in Maryland will have a negative impact on the facility. The magnitude will depend on both the form of gaming that is authorized, and the locations of competing facilities.
During 2008, the Maryland legislature approved casino-type gaming in certain designated counties of the State. Recently, bids were submitted to the State for authorization by private contractors to conduct gaming in Maryland. While we can expect there to be an adverse impact on the revenues of Harrington Casino from this added competition, as well as the current economic climate, we expect to be insulated from the effect of such competitive and economic factors by the guaranteed minimum payment paid to us, which guarantees us a 5% increase, except for 2008 when the increase was 8% over 2007, in the management fees we receive from the operation over those received in the previous year. The annual growth rate in 2009 through the expiration of the GED management contract in August 2011 will be 5% per year.
Additionally, during 2009, Delaware authorized its three licensed casinos to operate sports books for the taking of bets on sporting events. A federal court ruled that such bets must be parlay or multiple-contest bets and not bets on individual contests. This ruling is being appealed. Then, in January 2010, the legislature authorized live table games at the three licensed Delaware casinos, which are expected to commence operations during 2010. Neither form of wagering is permitted in Maryland. While increased types of wagering are expected to enhance revenues, the impact of these additional forms of legalized wagering has yet to be determined.
In 2004, the Pennsylvania legislature passed a law authorizing gambling. Included in the authorized types of games are slot machines similar to those operated in Delaware to be conducted at racetracks, selected stand-alone facilities and selected resort hotel sites. During 2006 and in January 2007, the Pennsylvania Gaming Control Board issued licenses for operators and gaming equipment suppliers. Several of the “racino” licensed facilities and casinos have subsequently opened. Harrington Raceway is located the furthest south of the three authorized gaming locations in Delaware and does not attract a substantial patronage from Pennsylvania. We have not seen and do not anticipate that the commencement of gaming operations in Pennsylvania has or will have a material adverse effect on our operations. Additionally, we are in constant competition with other companies in the industry to acquire other legal gaming sites and for opportunities to develop and manage casinos on Indian land. Many of our competitors are larger in terms of potential resources and personnel. Competition in the gaming industry could adversely affect our ability to attract customers and thus, adversely affect future operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from our managed casinos to competitors in those jurisdictions.
EMPLOYEES
As of March 1, 2010, we have twelve full-time corporate employees, four of whom are executive officers and an additional two are senior management. Our Stockman’s Casino has approximately 98 full-time employees and our Delaware joint venture and FireKeepers management contracts oversees approximately 516 and 1,339 full-time employees, respectively at the Harrington Casino and FireKeepers Casino, none of which are direct employees of the Company. Management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

Item 1A.	Risk Factors.
As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.
As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2.	Properties.
On August 5, 2009, the FireKeepers Casino, which is managed by GEM on behalf of the Michigan tribe, commenced operations. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 107,000 square foot gaming floor with 2,680 slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants, including a 70-seat fine dining signature restaurant, a 300-seat buffet and 150-seat 24-hour cafe, as well as approximately 3,000 parking spaces including an enclosed 2,080-space parking garage attached to the casino.
Stockman’s, a wholly-owned subsidiary, owns the site on which Stockman’s Casino operates in Fallon, Nevada. Stockman’s has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. There is also a bar, a fine dining restaurant and a coffee shop. Until February 20, 2008, the facility included a Holiday Inn Express, which had 98 guest rooms, indoor and outdoor pools, sauna, a fitness center and meeting room. The hotel was subsequently sold. Management considers Stockman’s Casino to be in good condition and well maintained. The loan revolver is guaranteed by Stockman’s and is secured by a pledge of the stock and the assets of Stockman’s.
The Company owned a 12-acre parcel in McKinley County, New Mexico, which was previously intended to be a future gaming development site for the Navajo Nation project. Since this project has been discontinued, the land was sold on October 15, 2009. The land held for the development of this project was included in assets held for sale and valued at $45,000 as of December 31, 2008.
We lease the office space in Las Vegas, Nevada pursuant to the amended lease agreement dated November 1, 2009. We occupy approximately 2,569 square feet of office space in the same location we have occupied for the past several years. The lease agreement expires September 31, 2013.

Item 3.	Legal Proceedings.
On June 19, 2009, Harrington Raceway, Inc. filed a demand for arbitration, disputing the formula for computing the minimum payment of our share of the management fee pursuant to the Management Reorganization Agreement dated June 18, 2007. Harrington Raceway’s demand would require the Company to refund $1.5 million in management fees. We have appeared in the matter and intend to vigorously defend the proceeding. A hearing date was held on February 15 and 16, 2010 and a decision is not expected until sometime in April. Management believes that it is more likely than not that the Company will prevail in the arbitration, but we cannot guarantee that the arbitrator will not rule in favor of HRI based on the record. As of the March 23, 2010 filing date, the arbitrator’s decision was not yet received.
On October 20, 2008, the Company was served with a complaint in the Second Judicial District Court of Nevada in and for Washoe County by RAM and Robert A. Mathewson alleging breach of contract and other claims related to the resolution of claims by GEC, a consolidated investee of the Company, against the Torres-Martinez Tribe of California. Certain officers were named as individual defendants as well. Following a mediation session, the lawsuit was settled by the company agreeing to pay a total of $0.5 million to the plaintiffs (included in impairment and settlement losses), payable $0.2 million on execution of the settlement documents and $0.3 million within 30 days of the opening of the FireKeepers Casino but no later than December 15, 2009. All claims against the individuals were dismissed outright and the claims against the company were dismissed. As of December 31, 2009, $0.5 million was paid to the plaintiffs in this case.
From time to time, in the ordinary course of business, we receive notices of claims which are not material or are without merit. We investigate and review each claim and vigorously defend all meritless claims.

Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the NYSE Amex under the symbol FLL. Set forth below are the high and low sales prices of the common stock as reported on the American Stock Exchange and the NYSE Amex for the periods indicated.

	High	Low
Year Ended December 31, 2009
First Quarter	$1.22	$0.90
Second Quarter	2.80	1.15
Third Quarter	2.98	2.10
Fourth Quarter	3.98	2.25

Year Ended December 31, 2008
First Quarter	$2.80	$1.26
Second Quarter	2.59	1.44
Third Quarter	2.13	1.35
Fourth Quarter	1.55	0.95
On March 23, 2010, the last sale price of the Common Stock as reported by the NYSE Amex Exchange was $3.07.
As of December 31, 2009, we had 137 holders of record of our common stock. We believe that there are over 1,000 beneficial owners.
We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and pursue acquisitions and, accordingly, do not anticipate paying any cash dividends on our common stock in the near future.

Item 6.	Selected Financial Data.
As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

In addition to the risks discussed in Item 1 “Factors That May Affect Our Future Performance,” various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:
•	our growth strategies;
•	our development and potential acquisition of new facilities;
•	risks related to development and construction activities;
•	anticipated trends in the gaming industries;
•	patron demographics;
•	general market and economic conditions;
•	access to capital and credit, including our ability to finance future business requirements;
•	the availability of adequate levels of insurance;
•	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations and taxes;
•	regulatory approvals;
•	competitive environment;
•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.
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
Overview
We own, manage and/or invest in gaming-related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term. We are also a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.
Critical Accounting Estimates and Policies
Although our financial statements necessarily make use of certain accounting estimates by management, we believe that no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance, except as discussed in the following paragraphs.
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, and the related evaluation of the recoverability of our investments in contract rights. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business with successful operations, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. In most cases, we engage independent valuation consultants to assist management in preparing and periodically updating market and/or feasibility studies for use in the preparation of forecasted cash flows. We review our conclusions as warranted by changing conditions.

Long-term assets related to Indian casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 320, “Investments-Debt and Equity Securities” and Topic 820, “Fair Value Measurements and Disclosures.”
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
The development phase of each relationship commences with the signing of the respective agreements and continues until the casino is open for business. Thereafter, the management phase of the relationship, governed by the management contract, typically continues for a period of between five to seven years. Seven years is the maximum allowed under federal law. We make advances to the tribes, recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management agreement, we typically earn a management fee calculated as a percentage of the net income of the gaming facility. In addition, repayment of the loans and our management fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows:
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
Subsequent to its effective initial recording at estimated fair value using “Level 3 inputs,” which are defined in ASC Topic 820, “Fair Value Measurements and Disclosures” (“Topic 820”) as unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing an asset or liability, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, also using Level 3 inputs.
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
Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments made pursuant to ASC Topic 310, “Receivables,” and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note.
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
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates and also utilize independent appraisers and feasibility consultants to assist management in developing our estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats and three downtown Detroit casinos. The Detroit casinos published WPUD has consistently averaged above the $255 used in our undiscounted cash flow analysis. In addition, our market analysis assumes the development of another Native American casino of approximately equal size by the Gun Lake Tribe approximately 1 hour to the northwest of our facility. However, the facility currently under development by Gun Lake is substantially smaller than originally anticipated with only 700 machines. Our Michigan project is located approximately 100 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.

Summary of assets related to Indian casino projects
At December 31, 2009 and 2008, assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	2009	2008
FireKeepers:

Notes receivable, tribal governments	$4,682,420	$4,097,002
Contract rights, net	15,617,016	16,636,358

	$20,299,436	$20,733,360

Other projects:

Notes receivable, tribal governments	$430,467	$1,017,765
Contract rights, net	—	159,194

	430,467	1,176,959

	$20,729,903	$21,910,319

As previously noted, the FireKeepers project comprises the majority of long-term assets related to Indian casino projects. We have an approved management agreement with the FireKeepers Development Authority, (the “Authority”) for the development and operation of the FireKeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee, after certain distributions to the Tribe, equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years commencing upon opening. The terms of an amended management agreement were approved by the NIGC in April 2008. In May 2008, in connection with the project financing, $9.3 million of the notes receivable was repaid, which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million of the note receivable was repaid in February 2010. As of December 31, 2009 GEM has earned approximately $10.0 million in management fee income related to August through December 2009 FireKeepers Casino earnings.
We are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms if at all for the Montana project in the foreseeable future. The company intends to continue working with the Northern Cheyenne Nation to pursue the development of a casino near Lame Deer, Montana, however, based on current economic conditions the company has determined that both the timing and feasibility of this project has become more difficult to determine. As a result, we believe that the project assets are impaired and collectability is doubtful and the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December, 2009, which resulted in an $0.7 million impairment loss.
On March 19, 2008, we announced that we are no longer pursuing the Nambé Pueblo project. As of December 31, 2009, we have advanced $0.7 million for the development of the project, all of which is expected to be reimbursed by the Pueblo through revenues from future gaming operations, if developed. The estimated fair value of the receivable from the Pueblo is now based on the assumption that the Pueblo will develop a smaller scope project (“Travel Center”) and will repay the advances over a five-year period after the project opens with interest at prime plus 2% as per our agreement. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 23% discount rate. Accordingly, management believes that the Nambé Pueblo has the intent and will likely have the ability to repay the advances from future cash flows of the project once open. During February 2010, we were advised that the Pueblo had located a willing financial source to fund the gaming development. Funding is expected during the first quarter of 2010 with the expected facility opening within seven months of receipt of funding. There can be no assurance that a facility will open or that we will receive all or part of the reimbursement.

Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.
The estimated fair value of our notes receivable related to tribal casino projects make up approximately 9% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows.
The key assumptions and information used to estimate the fair value of the notes receivable for all projects at December 31, 2008 included a total aggregate face amount of the note receivable of $6.3 million. The estimated years until opening and discount rates of the FireKeepers and Montana projects were .75 and 1.75 years and 17% and 23%, respectively. As of December 31, 2009, the fair value of the $5.0 million face amount FireKeepers notes receivable, plus interest at prime plus 1%, accrued from the opening date of August 5, 2009, was estimated assuming a 19% discount rate and payment date of February 2010. Also as of December 31, 2009, the fair value of the $0.6 million face amount Montana notes receivable, originally valued at $0.6 million and estimated assuming an opening date of 1.5 years and a 27% discount rate, was written down to zero value as we believe that the project assets are impaired and collectability is doubtful. Also as of December 31, 2009, the fair value of the $0.7 million face amount Nambé notes receivable was estimated assuming an opening date of .75 years and a 23% discount rate.
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
Amortizations of contract rights are on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after, a development period and/or the term of the subsequent management agreement. Prior to 2007, the Company acquired an interest in contract rights, related to three joint venture projects for $1.8 million, of which $1.1 million was allocated to the Michigan project for control of the development processes. Accordingly, amortization of these rights commenced immediately with revisions to the development/amortization period accounted for prospectively as changes in estimates. Effective August, 2009, the remaining contract rights have been amortized on a straight-line basis over the seven year term of the GEM management contract. The FireKeepers casino opened on August 5, 2009, and as a result, the $16.2 million of contract rights associated with the FireKeepers project began being amortized on August 5, 2009 on a straight-line basis over the seven year term of the GEM management agreement. Due to the financing and development arrangement for the Michigan project through GEM, a 50%-owned joint venture, we believe we were exposed to the majority of risk of economic loss from the joint venture’s development activities. Therefore, in accordance with ASC Topic 810, Consolidation, we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements.

Recently Issued Accounting Pronouncements
No recently issued accounting pronouncements not yet adopted are expected to have a material impact on the Company’s future financial position, results of operations or cash flows.
Results of Operations
A significant portion of our revenue is generated from our management agreements with the Harrington Casino in Delaware and the FireKeepers Casino in Michigan. The Delaware contract ends in August 2011 and the Michigan contract ends in August 2016. There can be no assurance that either contract will be extended.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Operating revenues from continuing operations. For 2009, total operating revenues from continuing operations increased $9.3 million or 96.6%, as compared to 2008, primarily due to the $10.0 million of management fees recognized in 2009, related to the operations of FireKeepers Casino, which opened in August 2009. The increase in operating revenues was offset by a decrease in casino and food and beverage revenues of $0.6 million or 6.4% We believe the decline in revenues at Stockman’s is consistent with and results primarily from the general economic weakness in Churchill County, Nevada, since our market share of slot win increased from 33.9% in 2008 to 36.9% in 2009.
Operating costs and expenses from continuing operations. For 2009, total operating costs and expenses increased $0.7 million, or 5.5% as compared to 2008, primarily due to an increase in contract rights amortization of $0.9 million or 72.2% related to FireKeepers beginning in August 2009, offset by a decrease in Stockman’s casino and food and beverage expenses of $0.5 million or 10.2% due to the decline in sales volume and general cost control efforts.
Project development costs. For 2009, project development costs increased $67,233 or 44.5%, as compared to 2008, primarily due to an increase of $0.2 million related to new business development, offset by lower project development expenses related to GEM of $0.1 million, or 68.2% due to the opening of the project, FireKeepers Casino.
Selling, general and administrative expense. For 2009, selling, general and administrative expenses increased $0.2 million, or 3.4%, as compared to 2008 mainly due to increased cash incentive compensation expense at the corporate level of $0.7 million, offset by reduced stock compensation of $0.5 million. The increase in cash incentive compensation expense is due to the successful opening of the FireKeepers project and subsequent achievement of management fee targets.
Operating gains (losses). For 2009, operating gains decreased by $3.7 million, or 58.7%. The decrease is primarily due to the $2.1 million GEM Member agreement modification signed in October 7, 2009. In September 2009, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 million reported as equity, and a total payable due to the Company of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain of $1.4 million. The net pre-tax gain is distributed gross on the statements of operations for the period ended December 31, 2009, as a $2.1 million charge characterized as a member agreement modification offset by a $3.5 million credit attributable to the non-controlling interest. Also operating gains decreased due to lower unrealized gain on notes receivables by $1.5 million, primarily due to a $1.6 million gain for GEM in the prior year related to the repayment of $9.3 million of the tribal receivable.

Other income (expense). For 2009, other income increased by $0.6 million, or 159.7% consisting of an increase of interest and other income of $0.2 million or 126.2%, related to the accrued interest on the $5.0 million receivable from FireKeepers. Interest expense decreased $0.4 million, or 67.4% due to the reduction in interest expense related to the reduction of outstanding debt on the Company’s revolving line of credit and the pay off of the promissory note to Peters Family Trust.
Income taxes. For 2009, the effective income tax rate is approximately 40%, compared to 45% for the same period in 2008. The decrease in the effective tax rate from 2008 is primarily due to equity compensation deductions, along with a reduced proportion of state taxable income when compared to total taxable income. There is no valuation allowance on the deferred tax asset of $136,126 as of December 31, 2009 and management believes the deferred tax asset is fully realizable.
Non-controlling interest. For 2009, the income attributable to non-controlling interest in consolidated joint venture increased by $0.5 million or 130.9%. The increase is attributable to RAM’s share of the increased net income in GEM of $1.0 million as compared to 2008. The GEM increased net income was due primarily to the approximately $10.0 million in management fee income earned, related to the FireKeepers Casino.
Liquidity and Capital Resources
The United States has experienced a widespread and severe recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.
Harrington Raceway and Casino, FireKeepers Casino and Stockman’s Casino are currently our primary sources of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ends in August 2011 and our management agreement for the FireKeepers Casino in Michigan end in August 2016. There can be no assurance that either agreement will be extended. Under the management agreement for FireKeepers Casino, certain distributions must be paid from net revenue prior to the payment of the management fee to us. In addition, although the timing of completion is currently unclear, the Gun Lake Tribe has commenced construction of a casino approximately a one hour drive northwest of FireKeepers Casino, which, when completed, may affect the revenues of FireKeepers Casino and ultimately our management fee.
GEM began earning management fees from FireKeepers Casino in the third quarter of 2009, with the first payments made in September. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. The total amount distributed from the Delaware operations for the year ended December 31, 2009 and 2008 to us was $4.8 million and $4.6 million, respectively, which is a 6.2% increase from prior year. We expect to continue receiving management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor over the prior year of 5.0% in years 2010 through August 2011. The cash distributions increased 6.2% in 2009, as compared to the 5.0% minimum guaranteed growth factor as prescribed under the joint venture agreement, due to the fact that the 5.0% growth factor represents cash distributed for the year earned and the 6.2% represents the cash distributed during the year, reflecting timing differences.
On a consolidated basis, for 2009, cash provided by operations increased $9.4 million over prior year primarily due to the FireKeepers management fees. Cash provided by investing activities decreased $13.9 million from the prior year primarily due to cash proceeds generated from the sale of the Holiday Inn Express in February 2008 of $7.0 million and the repayment of tribal advances related to the FireKeepers project of $9.3 million in May 2008. In the prior-year period, the primary use of cash for investing activities related to the purchases of contract rights. Cash used in financing activities decreased $11.1 million primarily due to decreased repayments of long-term debt. As of December 31, 2009, the Company had approximately $9.2 million in cash and availability on its revolving credit facility of $8.5 million.

Our future cash requirements include selling, general and administrative expenses, capital expenditures primarily at Stockman’s and debt service. Subject to the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects of the current economic environment and/or the lack of available funding sources due to, among other reasons, the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.
Long-term debt includes a reducing revolving loan from Nevada State Bank. The maximum committed amount under the Revolver was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009 and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreased $312,000 on July 1, 2009. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.24% per annum as of December 31, 2009 and 7.39% per annum as of December 31, 2008, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. With the sale of the Holiday Inn Express in February 2008, the balance on the loan was reduced from $10.9 million to $3.9 million, and the Company’s availability under the facility increased to approximately $5.3 million. In addition, periodic payment requirements were reduced on a pro-rata basis. On October 23, 2008, the Company paid additional principal of $0.6 million. In March, 2009, the Company made $2.3 million of voluntary principal payments on its revolving credit line, increasing the availability under the line to $7.9 million. The remaining balance of $0.2 million was paid on November 23, 2009, and the line of credit availability as of December 31, 2009 was $8.5 million.
The loan agreement with Nevada State Bank also contains customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement limits the amount of distributions from and capital expenditures by Stockman’s. The loan agreement also provides for customary events of default including payment defaults and covenant defaults. The Company is in technical default of a loan covenant that requires Stockmans to maintain a minimum tangible net worth based on an annually increasing calculation and has applied for a waiver, which management expects to be approved based on Stockman Casino’s performance, our cash balance and the fact that we have fully repaid the Nevada State Bank loan. The technical default does not affect our line of credit availability and we have access to the full credit line amount.
On June 30, 2009 the Company paid off the Peters Family Trust promissory note of $0.7 million plus $4,477 in accrued interest with a drawdown of the Revolver. The original amount of the promissory note was $1.25 million, payable to the seller of Stockman’s over 60 monthly installments of principal and interest and was secured by a second lien in the real estate of Stockman’s. Effective July 9, 2009 the second lien in the real estate of Stockman’s was released.
In 2007, GEM acquired all of Green Acres’ interests in GEM for $10.0 million. GEM’s members equally funded an initial deposit and periodic payments of approximately $0.6 million. The repayment was funded with $9.3 million of proceeds received from a partial payment on the notes receivable related to the FireKeepers project, which was tied to the construction financing for the project. The net realizable value of the Michigan receivable has been classified as short term, as the remaining $5.0 million of notes receivable from the Authority was paid from the construction disbursement account on February 12, 2010.
Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. The majority of costs are advanced to the tribes and are reimbursable to us, pursuant to management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of tribal gaming developers.

As of December 31, 2009, the Company had $9.2 million of cash. Approximately $1.0 million is on hand for operations, which is insured through Travelers Casualty & Surety Company of America for up to $1.0 million. Through Nevada State Bank, a subsidiary of Zions Bancorporation, $0.9 million is held in a non-interest bearing account, which is currently 100% FDIC-insured through June 30, 2010, and $7.4 million is held in a U. S. Government money market account. The Street.com rated Zions D+ in their January 6, 2010 report stating “the institution currently demonstrates significant weaknesses which could negatively impact depositors or creditors. In an unfavorable economic environment, these weaknesses could be magnified”. Bankrate.com rated Nevada State Bank as “below peer group” in its most recent report stating “as of September 30, 2009, this bank exhibited a below average condition, characterized by substantially lower than normal overall, sustainable profitability, questionable asset quality, but with strong capitalization and seemingly ample liquidity”. As of February 26th, 2010, the Company moved all of its cash balances held at Nevada State Bank into FDIC-insured accounts.
FireKeepers project
GEM, our FireKeepers Casino joint venture, has the exclusive right to arrange the financing and provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions are paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. The terms of our management agreement were approved by the NIGC in December 2007 and a revised management agreement was approved in April 2008.
In 2007, GEM acquired all of Green Acres’ interests in GEM for $10.0 million. GEM’s members equally funded an initial deposit of $0.5 million in the second quarter of 2007, and the remaining balance was paid in May 2008. The repayment was funded with $9.3 million of proceeds received from a partial payment on the notes receivable related to the FireKeepers project, which was tied to the construction financing for the project. The remaining $5.0 million of notes receivable from the Authority plus interest was paid in February 2010.
In 2002, in exchange for funding a portion of the development costs, RAM advanced the Company $2.4 million, which was partially convertible into a capital contribution to the GEM joint venture upon federal approval of the land into trust application and federal approval of the management agreement with the Authority. Subsequently, RAM exercised its conversion option on its $2.4 million loan to the Company. As a result, $2.0 million of the loan was converted to a capital contribution to the GEM joint venture, and the loan balance of $0.4 million, plus $0.6 million of accrued interest on the original loan, became a liability of GEM. At December 31, 2009, GEM’s total liabilities to RAM were approximately $1.5 million, which bear no interest effective September 30, 2009, and are expected to be fully repaid in the first half of 2010. For the twelve month period ending December 31, 2009, the Company had loaned $0.4 million and RAM had loaned $0.4 million to GEM to fund current operating expenses and $4.3 million has been repaid to RAM from distributable GEM income.
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

As a result, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 million reported as equity, and a total payable due to the Company of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain $1.4 million, which was recorded in September 2009. The net pre-tax gain is distributed gross on the statements of operations for the period ended September 30, 2009, as a $2.1 million charge characterized as a member agreement modification offset by a $3.5 million credit attributable to the non-controlling interest. In addition, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. Thereafter, distributions to members will be made on a 50/50 basis. Also, no further interest accruals will be made on any member’ payables. As a result of the GEM member agreement, the Company has reclassified the due to joint venture affiliate of $1.5 million as current portion of long-term debt with the balance of the RAM payable classified as joint venture equity. For the twelve month period ending December 31, 2009, $4.3 million has been repaid to RAM from GEM’s approximately $10.0 million management fee income.
The FireKeepers Casino commenced operations on August 5, 2009. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 107,000 square foot gaming floor with 2,680 slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants, including a 70-seat fine dining signature restaurant, a 300-seat buffet and 150-seat 24-hour cafe, as well as approximately 3,000 parking spaces including an enclosed 2,080-space parking garage attached to the casino. Although certain distributions (including a minimum guaranteed monthly payments to the Tribe of $50,000, a preferred payment to the Tribe of $0.2 million and repayment of loan principal to be paid out of the Tribe’s share of net revenues) will be paid from net revenue prior to the payment to the Company of the management fee, the Company believes the property will generate sufficient revenues to pay the management fee equal to 26% of net revenues on a monthly basis.
Other projects
Since 2005, we have been party to development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 100 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $15.0 million. As of December 31, 2009, our advances to the Northern Cheyenne Tribe total $0.7 million.
We are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms if at all for the Montana project in the foreseeable future. The company intends to continue working with the Northern Cheyenne Nation to pursue the development of a casino near Lame Deer, Montana, however, based on current economic conditions the Company has determined that both the timing and feasibility of this project have become more difficult to determine. As a result, we believe that the project assets are impaired and collectability is doubtful and the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December, 2009, which resulted in an $0.7 million impairment loss.
On March 19, 2008, we announced that we are no longer pursuing the Nambé Pueblo project. As of December 31, 2009, we have advanced $0.7 million for the development of the project, all of which is expected to be reimbursed by the Pueblo through revenues from future gaming operations, if developed. The estimated fair value of the receivable from the Pueblo is now based on the assumption that the Pueblo is in the process of developing a small casino addition to their existing travel center and will likely have the ability to repay the advances from future cash flows of the project, once open, over a five-year period with interest at prime plus 2% as per our agreement. However, the collectability ultimately depends on the successful development and operation of the project, which we have no influence over, and accordingly, we have discounted the payment stream using a 23% discount rate. Accordingly, management believes that the Nambé Pueblo has the intent and will likely have the ability to repay the advances from future cash flows of the project once open. During February 2010, we were advised that the Pueblo had located a willing financial source to fund the gaming development. Funding is expected during the first quarter of 2010 with the expected facility opening within seven months of receipt of funding. There can be no assurance that a facility will open or that we will receive all or part of the reimbursement.

Additional projects are considered based on management’s forecasts of their profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations. As part of our agreements for tribal developments, we typically fund costs associated with projects which may include legal, civil engineering, environmental, design, training, land acquisition and other related advances while assisting the tribes in securing financing for the construction of the project. The majorities of these costs are advanced to the tribes and are reimbursable to us, pursuant to management and development agreements, as part of the financing of the project’s development. While each project is unique, we forecast these costs when determining the feasibility of each opportunity. Such agreements to finance costs associated with the development and furtherance of projects are typical in this industry and have become expected of tribal gaming developers.
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations.
At December 31, 2009, the notes receivable from Indian tribes have been discounted approximately $0.6 million below the contractual value of the notes and the related contract rights are valued substantially below the anticipated cash flow from the management fees of the projects.
On May 6, 2008, the Authority closed on the sale of $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the tribe’s FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority and the remaining $5.0 million was paid February 12, 2010. On May 6, 2008, GEM funded $2.1 million in financing costs on behalf of the Authority, as required by the management agreement, which was recorded as additional gaming rights related to the Michigan project. The Company and RAM each contributed one-half of the funds to GEM for GEM to make this funding. The FireKeepers Casino commenced operations on August 5, 2009.
The Company continues to actively investigate, individually and with partners, new business opportunities. Management believes they will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Full House Resorts, Inc.
Las Vegas, NV
We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 23, 2010

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets
Cash and equivalents	$9,198,399	$5,304,755
Notes receivable related to tribal casino project	4,682,420	—
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $20,000	1,802,100	597,848
Prepaid expenses	372,735	504,021
Deferred tax asset	136,126	293,598
Deposits and other	90,685	98,209
Asset held for sale	—	45,000

	16,282,465	6,843,431

Property and equipment, net of accumulated depreciation, of $5,940,540 and $4,985,766	7,961,734	8,630,024

Long-term assets related to tribal casino projects
Notes receivable	430,467	5,114,767
Contract rights, net of accumulated amortization of $1,748,570 and $729,228	15,617,016	16,795,552

	16,047,483	21,910,319

Other assets
Goodwill	10,308,520	10,308,520
Deposits and other	985,384	775,829

	11,293,904	11,084,349

	$51,585,586	$48,468,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt to joint venture affiliate	$1,450,087	$—
Current portion of long-term debt, other	—	225,224
Accounts payable	136,485	239,059
Income taxes payable	2,273,777	115,485
Accrued expenses	1,012,226	906,332

	4,872,575	1,486,100
Long-term debt due to joint venture affiliate, including accrued interest of $153,610 in 2008, net of current portion	—	3,137,600
Long-term debt, other, net of current portion	—	3,066,639
Deferred tax liability	1,756,085	1,594,424

	6,628,660	9,284,763

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,358,276 shares issued in 2009 and 19,350,276 shares issued in 2008	1,936	1,935
Additional paid-in capital	42,665,390	42,356,098
Treasury stock, 1,356,595 and 1,210,414 common shares	(1,654,075)	(1,502,182)
Deficit	(1,504,320)	(6,272,559)

	39,508,931	34,583,292
Non-controlling interest in consolidated joint venture	5,447,995	4,600,068

	44,956,926	39,183,360

	$51,585,586	$48,468,123

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues
Casino	$7,194,476	$7,483,644
Food and beverage	1,775,623	2,099,222
Management fees	9,953,009	—
Other	89,575	89,075

	19,012,683	9,671,941

Operating costs and expenses
Casino	2,271,337	2,399,012
Food and beverage	1,970,309	2,321,907
Project development costs	218,353	151,120
Selling, general and administrative	6,473,117	6,262,084
Depreciation and amortization	2,090,094	1,213,636

	13,023,210	12,347,759

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	4,929,337	4,772,248
Unrealized gains on notes receivable, tribal governments	567,348	2,103,630
Member agreement modification	(2,147,327)	—
Impairment and settlement losses	(752,899)	(585,000)

	2,596,459	6,290,878

Operating income	8,585,932	3,615,060
Other income (expense)
Interest and other income	389,008	171,962
Interest expense, including amortization of debt costs of $8,395 and $12,391	(173,819)	(532,499)

Income from continuing operations before income taxes	8,801,121	3,254,523
Income taxes	(3,184,955)	(1,307,085)

Income from continuing operations net of income taxes	5,616,166	1,947,438
Income from discontinued operations, net of income taxes in 2008 of $23,377	—	38,145

Net income	5,616,166	1,985,583
Income attributable to non-controlling interest in consolidated joint venture	(847,927)	(367,293)

Net income attributable to the Company	$4,768,239	$1,618,290

Income from continuing operations per common share attributable to the Company
Basic and diluted	$0.26	$0.08
Income from discontinued operations per common share attributable to the Company
Basic and diluted	0.00	0.00

Net income per common share attributable to the Company
Basic and diluted	$0.26	$0.08

Weighted-average number of common shares outstanding
Basic and diluted	18,025,326	19,116,311

Amounts attributable to the Company:
Income from continuing operations, net of tax	$4,768,239	$1,580,145
Income from discontinued operations, net of tax	—	38,145

Net income attributable to the Company	$4,768,239	$1,618,290

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional			Total
	Common stock		Treasury stock		paid-in		Non-controlling	stockholders’
2009	Shares	Dollars	Shares	Dollars	capital	Deficit	interests	equity

Beginning balances	19,350,276	$1,935	1,210,414	$(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360
Previously deferred share-based compensation recognized	—	—	—	—	288,893	—	—	288,893
Issuances of common stock	8,000	1	—	—	20,399	—	—	20,400
Purchase of treasury stock	—	—	146,181	(151,893)	—	—	—	(151,893)
Net income	—	—	—	—	—	4,768,239	847,927	5,616,166

Ending balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,665,390	$(1,504,320)	$5,447,995	$44,956,926

					Additional			Total
	Common stock		Treasury stock		paid-in		Non-controlling	stockholders’
2008	Shares	Dollars	Shares	Dollars	capital	Deficit	interests	equity

Beginning balances	19,342,276	$1,934	—	$—	$41,557,043	$(7,890,849)	$4,232,775	$37,900,903
Previously deferred share-based compensation recognized	—	—	—	—	839,753	—	—	839,753
Issuances of common stock	8,000	1	—	—	14,399	—	—	14,400
Purchase of treasury stock	—	—	1,210,414	(1,502,182)	—	—	—	(1,502,182)
Income tax benefit of stock options exercised	—	—	—	—	(55,097)	—	—	(55,097)
Net income	—	—	—	—	—	1,618,290	367,293	1,985,583

Ending balances	19,350,276	$1,935	1,210,414	$(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360

See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net income	$4,768,239	$1,618,290
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated investee	(3,468,195)	(3,691,146)
Distributions from unconsolidated investee	3,420,469	3,525,232
Non-controlling interest in consolidated joint venture	847,927	367,293
Unrealized gain on notes receivable, tribal governments	(567,348)	(2,103,630)
Depreciation	1,070,752	1,155,334
Amortization of gaming and other rights	1,019,342	58,301
Impairment loss adjustments	752,899	85,000
Share-based compensation	309,293	799,056
Member agreement modification	2,147,327	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	(1,204,252)	(277,983)
Prepaid expenses	131,286	(152,362)
Deferred tax asset	157,472	46,891
Deposits and other current assets	7,524	73,909
Other assets	(156,263)	13,132
Accounts payable and accrued expenses	98,481	(250,829)
Income taxes payable	2,158,292	115,485
Deferred tax liability	161,661	894,912

Net cash provided by operating activities	11,654,906	2,276,885

Cash flows from investing activities:
Advances to tribal governments	—	(86,123)
Net proceeds from sale of hotel	—	6,961,020
Acquisition of contract rights and other assets	—	(2,092,720)
Collection of tribal note receivable	—	9,253,467
Purchase of property and equipment	(404,679)	(549,389)
Proceeds from sale of assets	20,569	—
Other	854	—

Net cash provided by (used in) investing activities	(383,256)	13,486,255

Cash flows from financing activities:
Repayment of long-term debt	(7,616,863)	(18,660,575)
Borrowings	395,000	1,728,512
Purchase of treasury stock	(151,893)	(1,502,182)
Loan acquisition costs	(4,250)	—

Net cash used in financing activities	(7,378,006)	(18,434,245)

Net increase (decrease) in cash and equivalents	3,893,644	(2,671,105)
Cash and equivalents, beginning of year	5,304,755	7,975,860

Cash and equivalents, end of year	$9,198,399	$5,304,755

	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$102,764	$440,561

Cash paid for income taxes	$671,485	$815,210

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed with accounts payable	—	$8,856

Debt refinanced through line of credit	$705,989	—

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
GED. We are a noncontrolling 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Raceway and Casino, at the Delaware State Fairgrounds in Harrington, Delaware (“Harrington Casino”). Harrington Casino has approximately 2,100 gaming devices, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area.
Under the terms of a restructured management agreement with HRI, the Company is to receive the greater of 50% of GED’s prior year management fees as prescribed under the management agreement or a 5% increase in our share of GED’s management fees paid in the prior year. The annual growth rate in 2009 through the expiration of the GED management contract in August 2011 is 5% per year. (Note 3).
GEM. We own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the “Michigan Tribe”), for the development and management of the FireKeepers Casino near Battle Creek, Michigan. More specifically, our joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan Tribe. The governing management agreement was approved by the National Indian Gaming Commission (“NIGC”) in 2007 and an amended version containing provisions required by the project financing investors was approved by the NIGC on April 21, 2008. In connection with the FireKeepers Development Authority (the “Authority”) financing of the FireKeepers Casino development, GEM funded its portion of the financing costs totaling $2.1 million which was recorded as additional contract rights related to the FireKeepers project in the second quarter of 2008. The financing costs were funded equally by the Company and RAM.
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
In 2002, the Company entered into a joint venture membership agreement with RAM, a privately held investment company, whereby RAM was admitted as a 50% member in GEM and Gaming Entertainment (California), LLC, (GEC), consolidated investee of the Company, in exchange for providing a portion of the necessary funding for the development of planned projects in Michigan and California. Accordingly, RAM loaned Full House $2.4 million to fund the projects. Pursuant to the joint venture membership agreement, effective in 2007, RAM exercised its right to convert the loan into a $2.0 million capital contribution in, and a $0.4 million loan to GEM. In addition, accrued interest payable in the amount of $0.6 million, previously due on the original promissory note, was also converted into a loan to GEM which will mature no sooner than two years after the opening of the Michigan project.

On October 9, 2009 (effective on September 30, 2009), a joint venture membership agreement modification (Note 8) was reached between the Company and RAM (GEM Financial Resolution) clarifying the treatment of the following items:
•	Reimbursable amounts funded by the members, due from the Michigan Tribe before the RAM buy-in as the prior agreements were silent on reimbursements to members.
•	Non-reimbursable amounts funded by the Company, related to the Michigan Tribe, as the prior agreements were unclear if these were reimbursable by GEM to the Company.
•	Repayments of disproportionate advances by the Company since prior versions of the agreement were unclear as to what percentages would be used regarding repayment.
Stockman’s. In 2007, we acquired all of the outstanding shares of capital stock of Stockman’s Casino (Stockman’s) which operates Stockman’s Casino and until February 20, 2008, the Holiday Inn Express in Fallon, Nevada, when we sold the Holiday Inn Express assets. Stockman’s has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. The property also has a bar, a fine dining restaurant and a coffee shop.
Other. The Company also has development and management agreements with the Northern Cheyenne Nation of Montana (the “Montana Tribe”) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreement provides for a management fee of 30% of revenues net of prizes and operating expenses and is subject to approval by the NIGC, while the development agreement obligates the Montana Tribe to reimburse any development advances from future gaming revenue in the event the management agreement is not approved. In January 2009, we forwarded to the new council a revised proposal for the casino development taking into account the current status and availability of financing for the development project. The previously estimated fair value of the notes receivable and contract rights related to the project were written down to zero value as of December, 2009, which resulted in $0.7 million impairment loss (Note 4).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and accounting. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). GEM, a 50%-owned investee of the Company that is jointly owned by RAM, has been consolidated pursuant to the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”. The Company accounts for its investment in GED (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated. In addition, on January 1, 2009, the Company retroactively adopted the requirements of ASC Topic 810 for the non-controlling or minority interest in a subsidiary. The adoption of Topic 810 did not have any effect on the Company’s consolidated net income or net income per share for the periods presented.
Events through March 23, 2010, the date the financial statements were issued, were evaluated by management to determine if adjustments to or disclosure in these interim consolidated financial statements were necessary (Note 15).
The Company has not elected to adopt the option available under ASC Topic 825, “Financial Instruments”, to measure any of its eligible financial instruments or other items. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except where carried at estimated fair value under other generally accepted accounting principles and disclosed herein.
Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. Accordingly, actual results could differ from those estimates. Estimated fair value of notes receivable and the recoverability of the Company’s investment in other long-term assets related to Indian casino projects (Note 4) are particularly vulnerable to variation and could change materially in the next year based on evolving developments.
Cash equivalents. Cash in excess of daily requirements is invested in highly liquid short-term investments with initial maturities of three months or less when purchased and are reported as cash equivalents in the consolidated financial statements.

Concentrations and economic risks and uncertainties. The United States is currently experiencing a widespread and severe recession accompanied by, among other things, weakness in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The Company’s operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.
The Company frequently has cash on deposit substantially in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments. However, the extent of loss, if any, to be sustained as a result of any future failure of a bank or other financial institution is not subject to estimation at this time.
Except as discussed in the following paragraph, the Company’s credit risk (or market risk) is concentrated in short-term notes receivable from tribal governments (Note 4). Advances to tribal governments, including contractual accrued interest, if any, are recoverable solely from the future cash flows generated by the operations of the gaming facility and, although there can be no assurance that a facility will be opened, management does not believe that there currently is significant risk of loss associated with such investment, but considers its assessment of such risk in its fair value estimates. However, the maximum loss that could be sustained if such advances prove to be uncollectible is limited to the recorded amount of the receivable and the related contract rights, less any allowances that may be provided.
Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value based on customers’ past credit history and current financial condition and on current general economic conditions. Since credit is extended on a short-term basis, accounts receivables do not normally bear interest. The allowances for doubtful accounts represent allowances for accounts receivable that are estimated by management to be partially or entirely uncollectible. The Company records uncollectible allowances over 90 days old as a charge to selling, general and administrative expenses.
Property and equipment. Property and equipment (Note 7) is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Debt issuance costs. Costs incurred in obtaining long-term financing are included in other assets, net of amortization over the life of the related debt. At December 31, 2009, accumulated amortization of debt issuance costs was $41,864. The amount of expected amortization over each of the next five years will be approximately $15,000 per year.
Investment in unconsolidated joint venture. The Company accounts for its investment in GED using the equity method of accounting (Note 3). The investment in GED was $0.1 million and $59,809 December 31, 2009 and 2008, respectively, included in deposits and other. The amounts due from HRI of $0.6 million and $0.4 million December 31, 2009 and 2008, respectively, are included in accounts receivable.
Assets related to Indian casino projects. The Company evaluates the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of and subsequent management services for an Indian casino project. The Company accounts for its notes receivable from and management contracts with the tribes as separate assets.
On January 1, 2008, the Company adopted the methods of fair value accounting described in ASC Topic 820, “Fair Value Measurements and Disclosures”, to value financial assets that were previously carried at estimated fair value under other generally accepted accounting principles. The adoption of ASC Topic 820 in the first quarter of 2008 did not have any effect on the Company’s previously used fair value estimation methodology or on net income.
Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments (Note 4), the Company’s financial assets that are recorded and subsequently measured at estimated fair value based only on level 3 inputs from among the three levels of the fair value hierarchy set forth in ASC Topic 820. Level 3 inputs are based primarily on management’s estimates of expected cash flow streams, future interest rates, casino opening dates and discount rates.

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
A tabular summary of the current period activity related to notes receivable from tribal governments, is presented in Note 4.
Upon opening of the casino, any difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note. Such notes are then evaluated for impairment pursuant to ASC Topic 310, “Receivables”.
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
Goodwill. Goodwill represents the excess of the purchase price over fair market value of net assets acquired in the Stockman’s transaction and relates to its casino operation. The Company performs a quarterly review of goodwill and whenever there might be an impairment “triggering” event as described in ASC Topic 360.
Revenue recognition and promotional allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (commonly called “casino front money”) and for chips and tokens in the customers’ possession (outstanding chip and token liability). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed, net of revenue-based taxes. Advance ticket sales are recorded as deferred revenue until services are provided to the customer. Revenues are recognized net of certain sales incentives, and accordingly, cash incentives to customers for gambling activity, including the cash value of points redeemed by Players Club members, totaling $0.4 million have been recognized as a direct reduction of casino revenue in 2009. Sales and similar revenue-linked taxes collected from customers are excluded from revenue but rather are recorded as a liability payable to the appropriate taxing authority and included in accrued expenses. Revenue also does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $0.3 million in both 2009 and 2008. The estimated cost of providing such gratuities is included primarily in casino expenses as follows:

	2009	2008

Food and beverage	$222,294	$137,360
Cash incentives	414,813	586,582
Other incentives	909	1,251

	$638,016	$725,193

GEM receives a management fee of 26% of net profits from FireKeepers Casino, which is recorded monthly as earned on an accrual basis. Typically, the payment is received in the following month.

Share-based compensation. For 2009 and 2008, share-based compensation expense of approximately $0.3 million and $0.9 million respectively, from stock awards (Note 12) is included in general and administrative expense. Unvested stock grants made in connection with the Company’s 2006 Incentive Compensation Plan and a consulting agreement with a director are viewed as a series of individual awards and the related share-based compensation expense has initially been deferred and recorded as unearned stock-based compensation, shown as a reduction of stockholders’ equity, and will subsequently be amortized into operations as compensation expense as services are provided on a straight-line basis over the vesting period. The value of the restricted stock at the date of grant is amortized through expense over the requisite service period using the straight-line method. The Company believes the probability of forfeitures for granted shares of restricted stock to be extremely remote and, therefore, currently estimates zero forfeitures in future periods for the following reasons. The Company grants shares of restricted stock, rather than options, to key members of management and the Board of Directors. Since 2006, there have been no forfeitures of such restricted shares granted and none are likely for the foreseeable future since currently, there are only unvested stock grants to the Company’s director, CFO and COO that fully vested in February 2010.
Legal defense costs. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.
Income taxes. Income tax-related interest and penalties, if any, are treated as part of income tax expense (benefit).
Income per common share. Basic income or earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method. As of December 31, 2009 and 2008, there were no common equivalent shares which would have been dilutive and therefore the calculations for basic EPS and diluted EPS are equal.
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
As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of an account receivable from HRI of $0.6 million as of December 31, 2009 and $0.4 million as of December 31, 2008. The investment in GED was $0.1 million and $59,809 December 31, 2009 and December 31, 2008, respectively, included in deposits and other.
On June 19, 2009, HRI filed a demand for arbitration with the American Arbitration Association disputing the formula used for computing the minimum annual increase in the Company’s share of the management fee.

Summary financial information for GED as of and for the years ended December 31, 2009 and 2008 is as follows:
CONDENSED BALANCE SHEET INFORMATION

	2009	2008
Total assets	$420,907	$636,553
Total liabilities	205,838	516,936
Members’ capital	215,069	119,617
CONDENSED STATEMENT OF INCOME INFORMATION

	2009	2008
Revenues	$24,255,490	$24,816,268
Net income	6,936,391	7,382,290
4. NOTES RECEIVABLE, TRIBAL GOVERNMENTS
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
As of December 31, 2009 and 2008, notes receivable from tribal governments were as follows:

	2009	2008
Contractual (stated) amount:
FireKeepers Development Authority	$5,000,000	$5,000,000
Other	1,280,475	1,281,329

	$6,280,475	$6,281,329

Estimated fair value of notes receivable:
FireKeepers Development Authority	$4,682,420	$4,097,002
Other	430,467	1,017,765

	$5,112,887	$5,114,767

On May 6, 2008, the Authority closed on the sale of $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the FireKeepers Casino in Michigan. On the same date, GEM received a payment of approximately $9.3 million on its notes receivable from the Authority which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million recorded as an unrealized gain in the first quarter of 2008. The estimated net realizable value of the Michigan receivable was classified as short term as of December 31, 2008, as the remaining $5.0 million was paid February 12, 2010. The FireKeepers Casino opened on August 5, 2009. Although certain distributions (including a minimum guaranteed monthly payments to the Tribe of $50,000, a preferred payment to the Tribe of $0.2 million and repayment of loan principal to be paid out of the Tribe’s share of net revenues) will be paid from net revenue prior to the payment to the Company of the management fee, the Company believes the property will generate sufficient revenues to pay the management fee equal to 26% of net revenues monthly.
While we are not obligated to fund the construction phase of our Northern Cheyenne project in Montana, our agreements with the tribe require us to arrange on a best efforts basis up to $15.0 million in tribal financing for the project. As of December 31, 2009, our advances to the Northern Cheyenne Tribe total $0.7 million.

The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms if at all for the Montana project in the foreseeable future. The company intends to continue working with the Northern Cheyenne Nation to pursue the development of a casino near Lame Deer, Montana, however, based on current economic conditions management has determined that both the timing and feasibility of this project have become more difficult to determine. As a result, we believe that the project assets are impaired and collectability is doubtful and the fair value of the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December 2009, which resulted in a $0.7 million impairment loss.
In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. However, the Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, out of any future gaming revenues, if any. Management currently believes that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which would be attached to its travel center and provide the Pueblo tribe with the financial wherewithal to repay the amounts owed to the Company. The tribe has restated its intent to repay the development advances from the gaming revenue once the slot machine operation commences operations. During February 2010, we were advised that the Pueblo had located a willing financial source to fund the gaming development. Funding is expected during the first quarter of 2010 with the expected facility opening within seven months of receipt of funding. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $430,467 as of December 31, 2009.
During the second quarter of 2008, management formally approved and began executing a plan to sell land purchased for the development of the Manuelito project. As a result, as of June 30, 2008, the land was classified as a current asset characterized as held for sale and adjusted to its then estimated net realizable value of $45,000, resulting in an impairment loss of $85,000 recognized in the second quarter of 2008. During 2009, the Company recognized an additional $25,331 impairment loss prior to the October 15, 2009, sale of the Manuelito land to an unrelated third party for $24,500 less closing costs of $4,831 (Note 6).
The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, based on level 3 inputs, from January 1, 2009, to December 31, 2009:

	2009
		FireKeepers
		Development
	Total	Authority	Other tribes
Balances, January 1, 2009	$5,114,767	$4,097,002	$1,017,765
Other	(854)	—	(854)
Impairment loss	(568,374)	—	(568,374)
Unrealized gains	567,348	585,418	(18,070)

Balances, December 31, 2009	$5,112,887	$4,682,420	$430,467

	2008
		FireKeepers
		Development
	Total	Authority	Other tribes
Balances, January 1, 2008	$12,178,481	$11,189,358	$989,123
Total advances	108,029	—	108,029
Advances allocated to contract rights	(24,030)	—	(24,030)
Advances expensed as period costs	2,124	2,124	—
Repayment of notes receivable	(9,253,467)	(9,253,467)	—
Unrealized gains	2,103,630	2,158,987	(55,357)

Balances, December 31, 2008	$5,114,767	$4,097,002	$1,017,765

5. CONTRACT RIGHTS
Contract rights are comprised of the following as of December 31, 2009 and 2008:

		Accumulated
2009	Cost	amortization	Net
FireKeepers project, initial cost	$4,155,213	$(247,334)	$3,907,879

Firekeepers project, additional	13,210,373	(1,501,236)	11,709,137

	$17,365,586	(1,748,570)	$15,617,016

		Accumulated
2008	Cost	amortization	Net
Firekeepers project, initial cost	$4,155,213	$—	$4,155,213
Firekeepers project, additional	13,210,373	(729,228)	12,481,145
Other projects	159,194	—	159,194

	$17,524,780	$(729,228)	$16,795,552

Prior to 2007, the Company acquired the remaining 50% interest in three joint venture projects for $1.8 million, $1.1 million allocated to the Michigan project for control of the development processes. Accordingly, amortization of these rights commenced immediately with revisions to the development/amortization period accounted for prospectively as changes in estimates. Effective August, 2009, the remaining contract rights have been amortized on a straight-line basis over the seven year term of the GEM management contract.
The initial cost of the Michigan contract rights were the result of a 1995 merger agreement whereby LA Associates, Inc. (“LAI”), (then owned 100% by a current director in the Company, Lee A. Iacocca) and Omega Properties, Inc. (then owned 30% by former director, William P. McComas) merged into a wholly-owned subsidiary of Full House. Pursuant to the merger, the Company issued a $0.4 million promissory note and 1,750,000 shares of common stock in return for contract rights primarily related to the Michigan project. An independent valuation consultant was retained to assist in the valuation of the merger and the contributed rights. The initial contract rights relate to the management of the Michigan project and amortization was begun effective August, 2009, the opening date of the FireKeepers Casino, over the seven-year management contract period.
During 2007, the Company executed an agreement to purchase contractual rights related to the Michigan casino from Green Acres (“Green Acres”) for $10.0 million, which was contingent upon the opening of the Michigan casino project. The additional contract rights are amortized over the management contract period (seven years) commencing effective August, 2009, the opening date of the FireKeepers Casino.
In connection with the Authority’s financing of the FireKeepers Casino development, GEM funded its portion of the financing costs totaling $2.1 million which was recorded as additional contract rights related to the FireKeepers project in the second quarter of 2008 as it is considered part of the cost of acquiring the management contract. The financing costs were funded equally by the Company and RAM. The additional contract rights are amortized over the management contract period (seven years) commencing effective August, 2009, the opening date of the FireKeepers Casino. The estimated amortization expense of contract rights for each of the next five years is expected to be $2.4 million per year.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of the Company’s cash and equivalents and accounts payable approximate fair value because of the short maturity of those instruments. Substantially all of the Company’s receivables are carried at estimated fair value determined based on level 3 inputs. As discussed in Notes 2 and 4, above. The estimated values of the Company’s debt approximate their recorded values at December 31, 2009, based on level 2 inputs consisting of interest rates offered to the Company for loans of the same or similar remaining maturities and bearing similar risks.

7. PROPERTY AND EQUIPMENT
At December 31, 2009 and 2008, property and equipment consists of the following:

	Estimated
	useful
	lives	2009	2008
Land		$1,885,400	$1,885,400
Buildings and improvements	10-39	5,580,045	5,580,045
Furniture and equipment	5-7	6,436,829	6,150,345

		13,902,274	13,615,790
Less accumulated depreciation		(5,940,540)	(4,985,766)

		$7,961,734	$8,630,024

8. LONG-TERM DEBT
At December 31, 2009 and 2008, long-term debt consists of the following:

	2009	2008

Long-term debt, due to co-venturer (RAM):
Promissory notes, currently expected to be due in 2010, (no interest at December 31, 2009, and interest at 4.25% at December 31, 2008)	$1,450,087	$3,137,600
Less current portion	(1,450,087)	—

	$—	$3,137,600

Other:
Reducing revolving loan, initial $16.0 million limit on January 31, 2007, due January 31, 2022, interest at 2.1% above the five-year LIBOR/swap rate, adjusted annually (7.24% at December 31, 2009, and 7.39% at December 31, 2008)		$2,469,275
Promissory note to Peter’s Family Trust, $1.25 million on January 31, 2007, paid in full as of June 30, 2009, interest at a fixed annual rate of 7.44%		822,588

		3,291,863
Less current portion		(225,224)

		$3,066,639

Long-term debt, due to co-venturer (RAM). As a result of the joint venture membership agreement modification discussed in Note 1, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 million reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain of $1.4 million in September 2009. The GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. Thereafter, distributions to members will be made on a 50/50 basis. Also, no further interest accruals will be made on any member’ payables. As a result of the GEM Financial Resolution, the Company has reclassified the debt to joint venture affiliate of $1.5 million as current portion of long-term debt with the balance of the RAM payable classified as joint venture equity.

Reducing revolving loan (the “Revolver”). The maximum committed amount under the Revolver was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009, and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreased $312,000 on July 1, 2009, and any outstanding amounts above such reduced maximum must be repaid. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement limits the amount of distributions from and capital expenditures by Stockman’s. The loan agreement also provides for customary events of default including payment defaults and covenant defaults. The Company is in technical default of a loan covenant that requires Stockmans to maintain a minimum tangible net worth based on an annually increasing calculation and has applied for a waiver, which management expects to be approved based on Stockman Casino’s performance, our cash balance and the fact that we have fully repaid the Nevada State Bank loan. The technical default does not affect our line of credit availability and we have access to the full credit line amount.
During the first quarter of 2008, proceeds from the sale of the Hotel in Fallon, Nevada, were applied against outstanding balances payable on the Revolver. The outstanding balance was reduced from $10.9 million to $3.9 million and the Company’s availability under the Revolver increased to approximately $4.8 million. In addition, periodic payment requirements were reduced on a pro-rata basis. As of June 30, 2009, the Company funded $0.7 million from the Revolver to pay off the amount due on the Peters’ Family Trust Promissory Note (see below). As of November 23, 2009, the Revolver was paid in full. As of December 31, 2009, the Company had $8.5 million available and unused under its revolving credit line.
Peters Family Trust Promissory Note. On June 30, 2009, the Company paid off the Peters Family Trust promissory note of $0.7 million plus $4,477 in accrued interest with a drawdown of the Revolver. The original amount of the promissory note was $1.25 million and was payable to the seller of Stockman’s in 60 monthly installments of principal and interest and secured by a second lien on the real estate of Stockman’s, which was released effective July 9, 2009.
9. STOCKHOLDERS’ EQUITY
On July 7, 2008, the Company announced a stock repurchase plan (the “Repurchase Plan”). The Repurchase Plan did not obligate the Company to acquire any particular amount of common stock and could have been suspended at any time at management’s discretion. The Repurchase Plan expired April 30, 2009 and is no longer in effect.
Under the Repurchase Plan, the Company’s board of directors authorized the repurchase of up to $1.0 million of the Company’s common stock in the open market or in privately negotiated transactions from time to time, in compliance with Rule 10b-18 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other factors. On October 14, 2008, the Company’s board of directors authorized the repurchase of an additional $1.0 million of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through December 31, 2009, the Company had repurchased 1,356,595 shares at a weighted average-price per share of $1.22 ($1.6 million, including commissions and other related transaction costs).
10. INCOME TAXES
The income tax provision consists of the following:

	2009	2008
Current:
Federal	$2,255,965	$241,907
State	609,857	396,695

	2,865,822	638,602

Deferred:
Federal	223,572	691,860
State	95,561

	319,133	691,860

	3,184,955	1,330,462
Less discontinued operations		(23,377)

Continuing operations	$3,184,955	$1,307,085

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2009	2008
Tax provision at U.S. statutory rate	$2,704,086	$981,658
State taxes, net of federal benefit	519,203	262,469
Other (benefit)	(38,334)	62,958

	$3,184,955	$1,307,085

At December 31, 2009 and 2008, the Company’s deferred tax assets (liabilities) consist of the following:

	2009	2008
Deferred tax assets:
Deferred compensation	$37,186	$161,146
Prepaid expenses and accruals	84,479	84,280
Allowance for doubtful accounts	364	6,800
Depreciation of fixed assets	36,931	20,224
Other	53,487	41,371

	212,447	313,821

Deferred tax liabilities:
Interest in partnerships	(74,743)	—
Amortization of gaming rights and unrealized gain on tribal receivables	(946,274)	(1,153,989)
Amortization of goodwill	(694,830)	(460,658)
Other	(116,559)	—

	(1,832,406)	(1,614,647)

Net deferred tax liability	$(1,619,959)	$(1,300,826)

Management has made an analysis of its state and federal tax returns that remain subject to examination by major authorities (consisting of tax years 2006 through 2008) and concluded that the Company has no recordable liability for unrecognized tax benefits as a result of uncertain tax positions taken.
11. COMMITMENTS
Operating leases. In November 2009, the Company entered into an agreement to lease office space as lessee through September 31, 2013. Effective February 1, 2009, Stockman’s entered into a lease agreement as lessee for its primary outdoor casino sign until February 1, 2014.
The total rent expense for all operating leases as of December 31, 2009 and 2008 was $133,978 and $139,815.
Future minimum lease payments are as follows:

2010	$112,679
2011	119,782
2012	116,178
2013	95,177
2014	4,602

$448,418

Financing of Indian gaming projects. Through our management or development agreements, we are obligated to use our best efforts to arrange financing for the Montana Tribe based on the project’s planned size and costs. Currently, it is estimated that the Montana project will require approximately $15.0 million in financing.

GEM distributions to member. Noninterest-bearing advances of $2.8 million in years prior to 2008 by RAM to GEM have been accounted for in the accompanying financial statements as capital contributions to the joint venture due to the uncertainty as to GEM’s ability to repay the advances. It is the intent of GEM’s management to distribute these amounts upon the commencement of receipt of management fees. The $2.8 million is composed of RAM’s funding of 50% the cost of acquiring the land for the Michigan project in the amount of $1.9 million and additional advances of $0.9 million to fund GEM development expenditures.
Employment agreements. The Company is obligated under employment agreements with certain key employees that provide the employee with a base salary, bonus, restricted stock grants and other customary benefits and severance in the event the employee is terminated without cause or due to a “change of control,” as defined in the agreements. The severance amounts vary with the term of the agreement and can be up to two years’ base salary and an average bonus calculated as earned in the previous three years. If such termination occurs within two years of a change of control, as defined in the agreements, or by the Company without cause, the employee will receive a lump sum payment equal to no less than one year’s annual base salary, a lump sum cash payment equal the average bonus earned in the previous three years, and the acceleration and vesting of all unvested shares and stock-based grants awarded upon the date of change of control, along with insurance costs, 401(k) matching contributions and certain other benefits total ranging from $1.4 million to $1.7 million, in the aggregate. In the event the employee’s employment terminates due to illness, incapacity or death, the severance amounts vary with the term of the agreement and can be up to two years’ base salary, an amount equal to the prior year bonus on a pro-rata basis to date of termination, reimbursement of expenses incurred prior to date of termination, and applicable insurance and other group benefit proceeds, including those due under any Company long-term disability plan with an expected cost ranging from $0.1 million to $0.7 million per employee. In the event that the employee terminates his employment, with a minimum notice, the employee will receive base salary, benefits and reimbursable expense that have been accrued and unpaid at the termination date; and any earned, unpaid annual bonus declared by the Board at an expected cost of less than $50,000 per employee. If the Company properly terminates the executive’s employment for cause, the Company will be without further liability to the employee, except for payment of all base salary and benefits accrued but not paid through the date of such termination at an expected cost of less than $50,000 per employee.
Defined Contribution Pension Plan. The Company sponsors a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions by the Company. Matching contributions made by the Company were $107,083 and $93,488 for 2009 and 2008, respectively, excluding nominal administrative expenses assumed by the Company.
12. SHARE-BASED COMPENSATION PLANS
In 2006, the Company’s stockholders approved the 2006 Incentive Compensation Plan (the “Plan”), authorizing the issuance of up to 1,100,000 restricted shares of the Company’s common stock as incentive compensation to officers, directors and consultants. At that time, the Company’s compensation committee also approved the issuance of 668,000 shares of restricted stock pursuant to the Plan, then valued at the closing price of the Company’s stock ($3.25), with no discount. Of the total shares granted, 145,500 immediately vested and the remaining 522,500 vested through February 2010, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense has initially been recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.
Also in 2006, the Company entered into a consulting agreement with Lee Iacocca, one of its directors, under the terms of which Mr. Iacocca was to provide consulting services to the Company related to marketing and advertising through 2009. In consideration of these services, the Company granted Mr. Iacocca 300,000 restricted shares of the Company’s common stock in 2006 valued at the closing price on the grant date with no discount, which vested in equal amounts over the three-year term of the agreement. Based upon the closing price of $3.73, the Company amortized $1.1 million of share-based compensation expense though 2009. In addition, as part of the agreement, in 2008, Mr. Iacocca forfeited 250,000 options to purchase the Company’s common stock at an exercise price of $3.69 per share that had previously been granted and vested. The restricted stock grant was recorded as deferred compensation expense, reported as a reduction of stockholders’ equity and has been amortized into compensation expense on a straight-line basis as services were provided, over the vesting period. The forfeiture of the 250,000 of options had no effect on the financial statements, since the options were fully vested.

In 2007, the Company’s issued 110,000 shares of restricted stock, valued at the closing price of the Company’s stock ($3.64), with no discount. The shares vest annually through February 19, 2010, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense of $0.4 million has initially been recorded as deferred compensation, reported as a reduction of stockholder’s equity, and will subsequently be recognized as compensation expense on a straight-line basis as services are provided over the vesting period.
On May 29, 2008, the shareholders approved an additional allocation of 100,000 shares to the Plan. On July 11, 2008, the Company issued 8,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $14,400 based on the closing price of the Company’s stock ($1.80), with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $14,400 related to this grant during the third quarter of 2008.
On May 29, 2009, the Company issued 8,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $20,400 based on the closing price of the Company’s stock ($2.55), with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $20,400 related to this grant during the second quarter of 2009.
Included in 2008 share-based compensation expense is the amortization of $0.02 million for shares in 2008 not vested upon termination of employees and affiliates. At December 31, 2009, the Company has recorded deferred share-based compensation of $16,683, which is expected to be amortized through February 2010.
The following table summarizes the Company’s restricted stock activity for the 2009 and 2008:

	2009		2008
		Weighted		Weighted
		average		average
		grant date		grant date
		value (per		value (per
	Shares	share)	Shares	share)

Unvested at beginning of year	275,419	$3.53	514,169	$3.52

Vested	(238,752)	3.51	(238,750)	3.51
Forfeited

Unvested at end of year	36,667	$3.64	275,419	$3.53

A summary of the status of Full House’s stock option plan as of December 31, 2008, and changes during the year then ended are presented below:

	2008
	Weighted-average
	exercise
	Options	Price
Outstanding at beginning of year	75,000	$2.25
Exercised	—	—
Forfeited	(75,000)	2.25

Outstanding at end of year	—	—

Exercisable at year-end	—	—

13. CONTINGENCIES
On June 19, 2009, Harrington Raceway, Inc. filed a demand for arbitration, disputing the formula for computing the minimum payment of our share of the management fee pursuant to the Management Reorganization Agreement dated June 18, 2007. Harrington Raceway’s demand would require the Company to refund $1.5 million in management fees. We have appeared in the matter and intend to vigorously defend the proceeding. A hearing date was held on February 15 and 16, 2010 and a decision is not expected until sometime in April. Management believes that it is more likely than not that the Company will prevail in the arbitration, but we cannot guarantee that the arbitrator will not rule in favor of HRI based on the record. As of the March 23, 2010 filing date, the arbitrator’s decision was not yet received.
On October 20, 2008, the Company was served with a complaint in the Second Judicial District Court of Nevada in and for Washoe County by RAM and Robert A. Mathewson alleging breach of contract and other claims related to the resolution of claims by GEC, a consolidated investee of the Company, against the Torres-Martinez Tribe of California. Certain officers were named as individual defendants as well. Following a mediation session, the lawsuit was settled by the company agreeing to pay a total of $0.5 million to the plaintiffs (included in impairment and settlement losses), $0.2 million payable on execution of the settlement documents and $0.3 million payable within 30 days of the opening of the FireKeepers Casino but no later than December 15, 2009. All claims against the individuals were dismissed outright and the claims against the company were dismissed. As of December 31, 2009, $0.5 million was paid to the plaintiffs in this case.
From time to time, in the ordinary course of business, we receive notices of claims which are not material or are without merit. We investigate and review each claim and vigorously defend all meritless claims.
14. SEGMENT REPORTING
The Company’s operations are composed of three primary business segments. The casino operations segment includes the Stockman’s Casino operation in Fallon, Nevada. Accordingly, the operating results of the hotel are reported as discontinued operations in the accompanying statements of operations, and are therefore excluded from the table below. The development/management segment includes costs associated with tribal casino development and management projects and the Michigan and Delaware joint ventures and includes the current year impairment loss on Montana’s receivable and contract rights of approximately $0.7 million. The Corporate segment includes general and administrative expenses of the Company.
Selected statement of operations data (excluding discontinued operations of $38,145, net of tax, in 2008) as of and for the years ended December 31, 2009 and 2008 is as follows:

		Development/
2009	Casino operations	management	Corporate	Consolidated
Revenues	$9,048,686	$9,953,009	$10,988	$19,012,683
Selling, general and administrative expense	1,757,923	586,291	4,128,903	6,473,117
Depreciation and amortization	984,824	1,019,919	85,351	2,090,094
Operating gains	—	2,596,459	—	2,596,459
Operating income	2,064,293	10,892,130	(4,370,491)	8,585,932
Income (loss) attributable to Company	1,365,673	6,301,194	(2,898,628)	4,768,239

		Development/
2008	Casino operations	management	Corporate	Consolidated
Revenues	$9,670,541	$—	$1,400	$9,671,941
Selling, general and administrative expense	1,899,791	465,589	3,896,704	6,262,084
Depreciation and amortization	1,086,323	58,637	68,676	1,213,636
Operating gains	—	6,290,878	—	6,290,878
Operating income	1,963,511	5,620,319	(3,968,770)	3,615,060
Income (loss) attributable to Company	1,316,264	3,051,940	(2,788,059)	1,580,145

Selected balance sheet data for the years ended December 31, 2009 and 2008 is as follows:

		Development/
2009	Casino operations	management	Corporate	Consolidated
Total assets	$19,800,305	$22,790,171	$8,995,110	$51,585,586
Property and equipment, net	7,834,951	818	125,965	7,961,734
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,125,099	2,871,553	2,632,008	6,628,660

		Development/
2008	Casino operations	management	Corporate	Consolidated
Total assets	$20,468,311	$22,550,532	$5,449,280	$48,468,123
Property and equipment, net	8,443,650	1,394	184,980	8,630,024
Goodwill	10,308,520	—	—	10,308,520
Liabilities	955,801	4,475,884	3,853,078	9,284,763
15. SUBSEQUENT EVENTS
In February 2010, GEM received $5.0 million from FireKeepers Casino for payment on the note receivable related to tribal casino project plus interest. The funds were evenly distributed between the members, eliminating the Company’s December 2009 debt balance.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures — As of December 31, 2009, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer/Chief Operating Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
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
The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by this reference.

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

Item 15.	Exhibits.
(a)	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:
•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2009 and 2008;
•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008;
•	Notes to Consolidated Financial Statements.
(b)	Exhibits

Exhibit
Number	Exhibit Description

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

3.2
Amended and Restated Bylaws of Full House Resorts Inc. (Incorporated by reference to Exhibit 3.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008)

10.1
Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 1996)

10.2
Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.3
Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.4
Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.5
Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.6
Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.7
Amendment to Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated May 31, 2005 (Incorporated by reference to Exhibit 10.62 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

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

10.24
Purchase and Sale Agreement, dated May 15, 2007, between Gaming Entertainment (Michigan), LLC and Green Acres Casino Management, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

10.25
Termination of Consulting Agreement, dated June 4, 2007, between Full House Resort, Inc., and Hard Rock Cafe International (USA), Inc. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

10.26
Management Reorganization Agreement, dated June 18, 2007 by Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007)

10.27
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.28
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.29
Employment Agreement, dated April 10, 2007, between Full House Resorts, Inc. and Wes Elam (Incorporated by reference to Exhibit 10.3 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007) +

10.30
Agreement of Sale and Purchase, dated October 1, 2007 between Stockman’s Casino, Inc. and Dhillon Hospitality Management Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 5, 2007)

10.31
Amendment to Reducing Revolving Loan Agreement dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2009)

10.32
Amendment to Reducing Revolving Promissory Note dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2009)

21	List of Subsidiaries of Full House Resorts, Inc. *

23	Consent of Piercy Bowler Taylor & Kern Certified Public Accountants*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive and financial officers pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Executive compensation plan or arrangement.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: March 23, 2010	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ J. MICHAEL PAULSON J. Michael Paulson, Director	March 23, 2010

/s/ ANDRE M. HILLIOU Andre M. Hilliou, Chief Executive Officer and Director Chairman of the Board (Principal Executive Officer)	March 23, 2010

/s/ LEE A. IACOCCA Lee A. Iacocca, Director	March 23, 2010

/s/ KEN ADAMS Ken Adams, Director	March 23, 2010

/s/ CARL G. BRAUNLICH Carl G. Braunlich, Director	March 23, 2010

/s/ KATHLEEN CARACCIOLO Kathleen Caracciolo,	March 23, 2010
Director

/s/ MARK J. MILLER Mark J. Miller, Chief Financial Officer and COO (Principal Financial and Accounting Officer)	March 23, 2010