Form 10-Q
period 2010-03-31
FULL HOUSE RESORTS INC
filed 2010-05-10
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2010, there were 18,001,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$12,318,773	$9,198,399
Notes receivable related to tribal casino project	—	4,682,420
Accounts receivable, net of allowance for doubtful accounts of $312 and $1,072	3,318,050	1,802,100
Prepaid expenses	410,848	372,735
Deferred tax asset	86,393	136,126
Deposits and other	190,911	90,685

	16,324,975	16,282,465

Property and equipment, net of accumulated depreciation of $6,201,348 and $5,940,540	8,030,053	7,961,734

Long-term assets related to tribal casino projects
Notes receivable, net of allowance of $672,082	419,703	430,467
Contract rights, net of accumulated amortization of $2,341,621 and $1,748,570	15,023,965	15,617,016

	15,443,668	16,047,483

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	863,120	985,384

	11,171,640	11,293,904

	$50,970,336	$51,585,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt to joint venture affiliate	$—	$1,450,087
Accounts payable	386,553	136,485
Income tax payable	1,360,648	2,273,777
Accrued payroll and related	630,034	723,783
Other accrued expenses	270,197	288,443

	2,647,432	4,872,575
Deferred tax liability	1,732,575	1,756,085

	4,380,007	6,628,660

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,358,276 shares issued	1,936	1,936
Additional paid-in capital	42,682,073	42,665,390
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings (deficit)	504,297	(1,504,320)

	41,534,231	39,508,931
Non-controlling interest in consolidated joint venture	5,056,098	5,447,995

	46,590,329	44,956,926

	$50,970,336	$51,585,586

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months
	ended March 31,
	2010	2009
Revenues
Casino	$1,712,012	$1,868,942
Food and beverage	417,191	430,734
Management fees	6,162,107	—
Other	19,921	20,260

	8,311,231	2,319,936

Operating costs and expenses
Casino	535,907	579,910
Food and beverage	487,025	480,660
Project development costs	67,677	15,695
Selling, general and administrative	1,765,733	1,529,893
Depreciation and amortization	861,343	290,552

	3,717,685	2,896,710

Operating gains (losses)
Equity in net income of unconsolidated joint venture and related guaranteed payments	1,442,116	1,252,176
Unrealized gains (losses) on notes receivable, tribal governments	(10,764)	253,749

	1,431,352	1,505,925

Operating income	6,024,898	929,151
Other income (expense)
Interest and other income	112,841	22,655
Interest expense, including amortization of debt costs of $3,655 and $8,395	(3,655)	(88,809)

Income before income taxes	6,134,084	862,997
Income taxes	(1,538,649)	(385,972)

Net income	4,595,435	477,025
(Income) loss attributable to non-controlling interest in consolidated joint venture	(2,586,818)	59,180

Net income attributable to the Company	$2,008,617	$536,205

Net income attributable to the Company per common share
Basic and diluted	$0.11	$0.03

Weighted-average number of common shares outstanding
Basic and diluted	18,001,681	18,103,688

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Retained		Total
Three months ended	Common stock		Treasury stock		paid-in	earnings	Non-controlling	stockholders’
March 31, 2010	Shares	Dollars	Shares	Dollars	capital	(deficit)	Interest	equity

Beginning balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,665,390	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	—	—	16,683	—	—	16,683
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(2,978,715)	(2,978,715)
Net income (loss)	—	—	—	—	—	2,008,617	2,586,818	4,595,435

Ending balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,682,073	$504,297	$5,056,098	$46,590,329

					Additional	Retained		Total
Three months ended	Common stock		Treasury stock		paid-in	earnings	Non-controlling	stockholders’
March 31, 2009	Shares	Dollars	Shares	Dollars	capital	(deficit)	Interest	equity

Beginning balances	19,350,276	$1,935	1,210,414	$(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360
Previously deferred share-based compensation recognized	—	—	—	—	126,615	—	—	126,615
Purchase of treasury stock	—	—	146,181	(151,893)	—	—	—	(151,893)
Net income	—	—	—	—	—	536,205	(59,180)	477,025

Ending balances	19,350,276	$1,935	1,356,595	$(1,654,075)	$42,482,713	$(5,736,354)	$4,540,888	$39,635,107

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months
	ended March, 31,
	2010	2009

Net cash provided by operating activities	$2,623,917	$1,114,790

Cash flows from investing activities:
Purchase of property and equipment	(74,742)	(137,211)
Proceeds from repayment of tribal advances	5,000,000	—

Net cash provided by (used in) investing activities	4,925,258	(137,211)

Cash flows from financing activities:
Payments on long-term debt to joint venture affiliate	(1,450,086)	(2,309,914)
Proceeds from borrowings from joint venture affiliate	—	125,000
Purchase of treasury stock	—	(151,893)
Distributions to non-controlling interest in consolidated joint venture	(2,978,715)	—

Net cash used in financing activities	(4,428,801)	(2,336,807)

Net increase (decrease) in cash and equivalents	3,120,374	(1,359,228)
Cash and equivalents, beginning of period	9,198,399	5,304,755

Cash and equivalents, end of period	$12,318,773	$3,945,527

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

The interim consolidated financial statements of Full House Resorts, Inc. and subsidiaries (collectively, “FHR” or the “Company”) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 24, 2010, for the year ended December 31, 2009, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the period ended March 31, 2010, are not necessarily indicative of results to be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (Codification) Topic 810, Consolidation. The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated. In addition, on January 1, 2009, the Company retroactively adopted the requirements of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 810 for the non-controlling or minority interest in a subsidiary. The adoption of Topic 810 did not have any effect on the Company’s consolidated net income or net income per share attributable to the Company for the periods presented.

2.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2010 and 2009, the Company recognized share-based compensation expense of $16,683 and $126,615, respectively, related to the amortization of restricted stock grants in prior years, which is included in selling, general and administrative expenses. All stock grants are fully vested as of March 31, 2010.

3.	VARIABLE INTEREST ENTITIES

GED. The Company’s investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (“HRI”). GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. We receive the greater of 50% of GED’s net income as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year net income through the expiration of the GED management contract in August 2011. GED is a variable interest entity but the Company is not the primary beneficiary due to the fact that we hold a 50% non-controlling interest in GED and will not absorb or receive over 50% of the company’s profits and losses. This is due to the Management Reorganization Agreement with HRI where we obtained a guaranteed growth rate in our cash flow from GED in exchange for lack of involvement in the entity’s operations. Due to this agreement, we do not have the power to direct the activities of GED that most significantly impact the economic performance. Therefore, we do not consolidate, but account for our investment using the equity method.

The Company believes the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans. The Company’s assets and liabilities related to its investment in GED consisted of an amount due from HRI included in accounts receivable of $0.7 million as of March 31, 2010, and $0.6 million as of December 31, 2009. The equity method carrying value of the Company’s investment in GED was $0.3 million and $0.1 million as of March 31, 2010, and December 31, 2009, respectively, included in deposits and other. In addition to FHR’s share of GED’s net income, FHR also received $0.7 million and $0.3 million as part of the Management Reorganization Agreement’s guaranteed payments for the periods ending March 31, 2010 and 2009, respectively.

GED has no non-operating income or expenses, is treated as a partnership for income tax reporting purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to its net income for each period presented, and there are no material differences between GED’s income for financial and tax reporting purposes. An unaudited summary for GED’s operations follows:

GED CONDENSED BALANCE SHEET INFORMATION

	March 31,	December 31,
	2010	2009
Total assets	$676,347	$420,907
Total liabilities	147,225	205,838
GED CONDENSED STATEMENT OF INCOME INFORMATION

	March 31,	March 31,
	2010	2009
Revenues	$5,832,688	$6,062,614
Net income	1,610,105	1,849,271

GEM. Due to our financing arrangement for the development and management of the FireKeepers project through a 50%-owned joint venture, GEM, we believe we are exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements. The Company is the primary beneficiary due to the fact that we have the majority of the invested capital and will receive the majority of its income or absorb the majority of its losses until GEM has fully repaid FHR, which is currently anticipated to be in the third quarter of 2010, and that we primarily direct the activities of GEM including the direct oversight of FireKeepers Casino.

Management believes the maximum exposure to loss is $8.2 million, which is composed of our equity investment and our current receivable (which are eliminated in consolidation). Currently, GEM has no debt, other than the $3.1 million payable to FHR. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. As of March 31, 2010, RAM’s member payable has been paid; therefore our rights now allow us to receive a 70/30 split on distributions.

GEM’s current assets include the FireKeepers management fee receivable for both dates presented, and December 31, 2009 current assets also includes the $5.0 million note receivable plus interest from Firekeepers Development Authority. Long-term assets include $10.9 million and $11.4 million in contract rights as of March 31, 2010 and December 31, 2009, respectively. Current liabilities include amounts due to the members of $0.3 million and $6.3 million for March 31, 2010 and December 31, 2009, respectively. GEM has no long-term liabilities.

An unaudited summary of GEM’s operations follows:
GEM CONDENSED BALANCE SHEET INFORMATION

	March 31,	December 31,
	2010	2009
Current assets	$2,807,273	$6,006,779
Long-term assets	10,919,964	11,351,133
Current liabilities	825,627	9,251,338
GEM CONDENSED STATEMENT OF INCOME INFORMATION

	March 31,	March 31,
	2010	2009
Revenues	$6,162,107	$—
Net income	5,173,633	(118,359)
4.	FAIR VALUE MEASUREMENTS

The carrying value of the Company’s cash and cash equivalents and accounts payable approximate fair value because of the short maturity of those instruments. Substantially all of the Company’s notes receivable are carried at estimated fair value determined based on level 3 inputs, as discussed in Note 5. The estimated fair values of the Company’s debt approximate their recorded values as of the balance sheet dates presented, based on level 2 inputs consisting of interest rates offered to the Company for loans of the same or similar remaining maturities and bearing similar risks.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of level 1 and level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of level 3 fair value measurements. ASU 2010-6 was effective for 2010, except for level 3 reconciliation disclosures, which will become effective for 2011. The adoption of ASU 2010-6 did not have a material effect on the Company’s financial statements or disclosures for the three months ended March 31, 2010, and it is not expected that the adoption of level 3 reconciliation disclosures will have a material effect in 2011.

Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments (Note 5), tribal notes receivable are recorded and subsequently re-measured and adjusted periodically to estimated fair value based only on level 3 inputs as defined in ASC Topic 820. These level 3 inputs are based primarily on management’s estimates of expected cash flow streams, based on factors such as future interest rates, casino opening dates and discount rates.

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

As of March 31, 2010, and December 31, 2009, notes receivable from tribal governments were as follows:

	March 31,	December 31,
	2010	2009
Contractual (stated) amount
FireKeepers Development Authority	$—	$5,000,000
Northern Cheyenne	672,082	672,082
Nambe Pueblo	661,600	1,280,475

	$1,333,682	$6,952,557

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development Authority	$—	$4,682,420
Northern Cheyenne	—	—
Nambe Pueblo	419,703	430,467

	$419,703	$5,112,887

The $5.0 million due from the FireKeepers Development Authority (the “Authority”) at December 31, 2009, including interest at prime plus 1% accrued from August 5, 2009, was paid in February 2010.

In 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. The Nambé Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, from future gaming revenues, if any. Management has been advised and therefore, currently believes that the Nambé Pueblo expects to develop a slot machine operation with approximately 200 devices, which when constructed, to be adjacent to its travel center and provide the Nambé Pueblo tribe with the financial wherewithal to repay the amounts owed to the Company. The company has been advised that the Nambé Pueblo continues to work with potential financial sources to fund the gaming development. Based on information available about the current status of the financing effort, the Company’s management believes funding may be completed in the second quarter of 2010 with the expected facility opening during the first quarter of 2011, which represents a six month delay from prior estimates. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of March 31, 2010, and adjusted its carrying value accordingly. There can be no assurance that the facility will be opened or that the receivable will be paid.

The following table summarizes changes in the estimated fair value of notes receivable from tribal governments, determined using level 3 estimated fair value inputs, from January 1, 2010, to March 31, 2010:

		FireKeepers
		Development	Nambe Pueblo
	Total	Authority	Project
Balances, January 1, 2010	$5,112,887	$4,682,420	$430,467
Unrealized gains included in earnings	306,816	317,580	(10,764)
Collection	(5,000,000)	(5,000,000)	—

Balances, March 31, 2010	$419,703	$—	$419,703

6.	GOODWILL

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s casino operation. The Company performs a quarterly review of goodwill and whenever there might be an impairment “triggering” event as described in ASC Topic 360.

The Company compares Stockman’s carrying amount to its fair value which includes analyzing Stockman’s projected earnings and cash flow and applying multiples of earnings and similar industry performance measures and valuation methods. Key assumptions include varying levels of revenue growth or potential decline. Based on current analysis, goodwill is not impaired. However, our analysis also indicates that a decline in projected earnings could result in an impairment of our goodwill asset.

7.	DEBT

At March 31, 2010, there was no long-term debt outstanding, and at December 31, 2009, long-term debt consisted of $1.5 million due to joint venture affiliate (RAM), all of which was included in debt to joint venture affiliate.

Debt to joint venture affiliate. On October 9, 2009, effective September 30, 2009, an agreement was reached between the Company and RAM (GEM Financial Resolution) clarifying the treatment of the following items:

•	Reimbursable and non-reimbursable advances funded by the members, before RAM acquired its interest in GEM.
•	Repayments of disproportionate advances by the Company as prior agreements were unclear as to the treatment.

As a result of this member agreement modification, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain of $1.4 million in September 2009. The GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. Thereafter, distributions to members will be made on a 50/50 basis. Also, no further interest accruals will be made on any member’s payables. As of March 31, 2010, RAM’s member payable was fully repaid and the Company had begun collecting its disproportionate distributions.

Reducing Revolving Loan (the “Revolver”). Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the Revolver provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of this filing. As of March 31, 2010 and December 31, 2009, there were no amounts drawn on the Revolver, and the Company was in full compliance with the debt covenants. The Company had $8.2 million of availability under its revolving credit line as of March 31, 2010.

8.	SEGMENT REPORTING

The Company is composed of three primary business segments. The following tables reflect selected segment information for the three months ended March 31, 2010 and 2009. The operations segment includes the Stockman’s Casino operation in Fallon, Nevada. The development/management segment includes costs associated with tribal casino development projects and the Michigan and Delaware joint ventures. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data for the three months ended March 31:

		Development/
	Casino Operations	Management	Corporate	Consolidated
2010
Revenues	$2,149,124	$6,162,107	$—	$8,311,231
Selling, general and administrative expense	446,277	245,410	1,074,046	1,765,733
Depreciation and amortization	245,083	593,195	23,065	861,343
Operating gains	—	1,431,352	—	1,431,352
Operating income (loss)	434,833	6,754,456	(1,164,391)	6,024,898
Net income (loss) attributable to Company	287,114	2,486,120	(764,617)	2,008,617

2009
Revenues	$2,319,936	$—	$—	$2,319,936
Selling, general and administrative expense	446,666	123,921	959,306	1,529,893
Depreciation and amortization	256,885	13,449	20,218	290,552
Operating gains	—	1,505,925	—	1,505,925
Operating income (loss)	555,816	1,353,560	(980,225)	929,151
Net income (loss) attributable to Company	365,923	838,754	(668,472)	536,205

Selected balance sheet data as of March 31, 2010 and December 31, 2009:

		Development/
	Casino Operations	Management	Corporate	Consolidated
2010
Total Assets	$20,045,318	$19,254,684	$11,670,334	$50,970,336
Property and equipment, net	7,881,919	674	147,460	8,030,053
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,332,152	1,529,750	1,518,105	4,380,007

2009

Total Assets	$19,800,305	$22,790,171	$8,995,110	$51,585,586
Property and equipment, net	7,834,951	818	125,965	7,961,734
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,125,099	2,871,553	2,632,008	6,628,660
9.	CONTINGENCIES

Economic conditions and related risks and uncertainties. The United States is experiencing a significant recession accompanied by, among other things, weakness in consumer spending including gaming, and reduced credit and capital financing availability, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The Company’s operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.

HRI arbitration. On June 19, 2009, HRI filed a demand for arbitration with the American Arbitration Association disputing the formula used for computing the minimum annual increase in the Company’s share of the management fee. HRI had disputed the computation of the annual minimum percentage increase in the management fee payable to the Company pursuant to the Management Reorganization Agreement entered into on June 18, 2007. Pursuant to that agreement, the Company is entitled to the greater of the share of management fee actually due from the operations or the amount actually paid in the prior year plus a percentage increase, currently 5%. On April 26, 2010, the arbitrator denied HRI’s position and issued a binding decision in the matter in favor of the Company. The ruling includes that HRI is not entitled to any credit and the payments are to continue as they have been computed. Further, on April 29, 2010, we filed with the American Arbitration Association a request for an award of fees and costs in the amount of $95,366. The Management Reorganization Agreement provides the arbitrator with discretion to award none, all, or some of the amount claimed, which would then be collected from HRI, if awarded. The arbitration fees have not been recorded as a receivable due to the uncertainty of collection.

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
Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:
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
We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.
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
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, the related evaluation of the recoverability of our investments in contract rights and the valuation of Stockman’s goodwill. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business with successful operations, and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. We review our conclusions as warranted by changing conditions.
The Company has two variable interest entities, GED and GEM. The Company’s investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (“HRI”). GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. We receive the greater of 50% of GED’s net income as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year net income through the expiration of the GED management contract in August 2011. GED is a variable interest entity but the Company is not the primary beneficiary due to the fact that we hold a 50% non-controlling interest in GED and will not absorb or receive over 50% of the company’s profits and losses. Therefore, we do not consolidate, but account for our investment using the equity method. The Company believes the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans.
Due to our financing arrangement for the development of the FireKeepers project through a 50%-owned joint venture, GEM, we believe we are exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements. The Company is the primary beneficiary due to the fact that we have the majority of the invested capital and will receive the majority of its income or absorb the majority of it losses until GEM has fully repaid FHR, which is currently anticipated to in the third quarter of 2010. Management believes the maximum exposure to loss is $8.2 million, which is composed of our equity investment and our current receivable (which are eliminated in consolidation). GEM carries no loans. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. As of March 31, 2010, RAM’s member payable has been paid; therefore our rights now allow us to receive a 70/30 split on distributions.
Assets related to tribal casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, “Investments-Debt and Equity Securities” and Topic 820, “Fair Value Measurements and Disclosures”.

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
Subsequent to its effective initial recording at estimated fair value using “Level 3 inputs,” which are defined in ASC Topic 820, “Fair Value Measurements and Disclosures” (“Topic 820”), as unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing an asset or liability, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, also using Level 3 inputs. Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.
The estimated fair value of our notes receivable related to tribal casino projects make up less than 1% of our total assets. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows. The key assumptions and information used to estimate the fair value of the notes receivable for all projects at March 31, 2010 included a total aggregate face amount of the notes receivable of $0.7 million. The estimated years until opening and discount rate for the Nambe project was 1.00 year and 22%, respectively. As of December 31, 2009, the estimated fair value of the $0.6 million face amount Montana notes receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful.
As matter of policy, we do not adjust notes receivable to an estimated fair value in excess of the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized in the consolidated financial statements during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations. Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments made pursuant to relevant portions of ASC Topic 310, “Receivables”, and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.
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
The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats and three downtown Detroit casinos. The Detroit casinos published WPUD has consistently averaged above the $255 used in our undiscounted cash flow analysis. In addition, our market analysis assumes the development of another Native American casino of approximately equal size by the Gun Lake Tribe approximately 1 hour to the northwest of our facility. However, the facility currently under development but not yet open by Gun Lake is expected to be substantially smaller than originally anticipated with only 1,200 machines. Our Michigan project is located approximately 100 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.
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
Due to the financing and development arrangement for the Michigan project through GEM, a 50%-owned joint venture, we believe we were exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, in accordance with ASC Topic 810, “Consolidation”, we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements.
Results of continuing operations
A significant portion of our revenue is generated from our management agreements with the Harrington Casino in Delaware and the FireKeepers Casino in Michigan. The Delaware contract ends in August 2011 and the Michigan contract ends in August 2016. There can be no assurance that either contract will be extended.
Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009
Operating revenues. For the three months ended March 31, 2010, total operating revenues from continuing operations increased $6.0 million, or 258%, as compared to the prior year. The increase is primarily due to $6.2 million of management fees from FireKeepers, and is offset by a decrease in casino and food and beverage revenues at Stockman’s of $0.2 million or 7%, primarily due to continued economic weakness and inclement weather in the Northern Nevada market.
Operating costs and expenses. For the three months ended March 31, 2010, total operating costs and expenses increased $0.8 million, or 28%, as compared to the prior year, primarily consisting of an increase in depreciation and amortization of $0.6 million, or 196% and selling, general and administrative expenses of $0.2 million, or 15%, offset by reduced casino expenses of $44,003, or 8%. The increase in depreciation and amortization was due to GEM gaming rights amortization, which commenced with the FireKeepers opening. The increase in selling, general and administrative expense was primarily due to increases at the corporate and GED level, as explained below. The reduction in casino expenses is due to lower volumes at Stockman’s and general cost reduction efforts.
Project development costs. For the three months ended March 31, 2010, project development costs increased $51,982 or 331%, as compared to the prior year, due to an increase in professional fees.
Selling, general and administrative expense. For the three months ended March 31, 2010, selling, general and administrative expenses increased $0.2 million, or 15%, as compared to the prior period mainly due to increases in incentive cash compensation accruals of $0.2 million, offset by a decrease in stock compensation expense due to certain grants becoming fully amortized of $0.1 million, or 87% as compared to the prior year period. In 2009 incentive compensation expense was concentrated in the last half of the year as a result of management objectives being focused on the FireKeepers opening. This year we expect incentive compensation expense to be more evenly distributed throughout the year. Also, there was an increase in Nevada license fees of $81,450 due to a change in staff assignments, and legal fees related to the HRI arbitration increased approximately $95,366.

Operating gains. For the three months ended March 31, 2010, operating gains decreased by $74,573, or 5% primarily due to the decrease in the unrealized gain on notes receivable of $0.3 million, or 104%, offset by an increase of equity in net income of unconsolidated joint venture, and related guaranteed payments (GED) of $0.2 million, or 15%. The unrealized gain on notes receivable has decreased due to the receipt of the $5.0 million notes receivable from the FireKeepers Development Authority (the “Authority”), as well as the impairment of the Montana notes receivable during the fourth quarter of 2009 and the extension of the opening of the Nambe Pueblo project to the first quarter of 2011. The increase in GED income is primarily related to timing differences and we expect the annual increase for 2010 to be approximately 2 to 3% as these timing differences offset each other over the course of the full year. We continue to receive our 5% guaranteed increase in cash payments.
Other income (expense). For the three months ended March 31, 2010, other income increased by $0.2 million, or 265% primarily due the increase of interest income of $90,186, or 398% and a decreased interest expense of $85,154, or 96%. The increase in interest income results from the FireKeepers casino tribal receivable and the decrease in interest expense is related to the reduction of outstanding debt on the Company’s revolving line of credit and debt to joint venture affiliate.
Income taxes. For the three months ended March 31, 2010, the estimated effective annual income tax rate applied to the quarter is approximately 43%, compared to 42% for the same period in 2009. The increase in the estimated effective annual tax rate applied to the comparable quarter in the current year is due primarily to the significant increase in revenues due to the opening of the FireKeepers Casino and the resulting increase in the Michigan blended state tax rate. There is no allowance on the deferred tax asset of $86,393 as of March 31, 2010, and management believes the deferred tax asset is fully realizable.
Non-controlling interest. For the three months ended March 31, 2010, the net income attributable to non-controlling interest in consolidated joint venture increased by $2.6 million. The increase is attributable to the net income in GEM of $5.2 million, 50% which is the noncontrolling interest portion. The GEM net income increased as the result of the opening of the FireKeepers casino in August of 2009.
Liquidity and capital resources
Economic conditions and related risks and uncertainties
The United States is experiencing a significant recession accompanied by, among other things, weakness in consumer spending including gaming, and reduced credit and capital financing availability, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The Company’s operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.
The FireKeepers casino, Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. GEM began earning management fees from FireKeepers Casino in the third quarter of 2009, with the first payments being made in September. The $5.0 million due from the Authority, including interest at prime plus 1% accrued from August 5, 2009, was paid in February, 2010. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We expect to continue receiving management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor over the prior year of 5% in years 2009 through August 2011 when the agreement terminates.
On a consolidated basis for the three months ended March 31, 2010, cash provided by operations increased by $1.5 million from the same period in 2009. Cash provided by investing activities increased by $5.1 million from the same three-month period of last year, primarily due to the cash proceeds from the tribal repayment of advances. Cash used in financing activities decreased $2.1 million, primarily due to the repayment of joint venture debt. As of March 31, 2010, the Company had approximately $12.3 million in cash and $8.2 million of availability on its revolving credit facility.

Our future cash requirements include selling, general and administrative expenses, project development costs and capital expenditures primarily at Stockman’s. Subject to the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects of the current economic environment and/or the lack of available funding sources due to, among other reasons, the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.
Effective January 1, 2010, the maximum amount permitted to be outstanding on our reducing revolving loan from Nevada State Bank, decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.24% and 7.39% per annum as of March 31, 2010 and March 31, 2009, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. The balance on the loan was fully paid as of November 23, 2009. The Company had $8.2 million of availability under its revolving credit line as of March 31, 2010.
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
As of March 31, 2010, the Company held $10.5 million in an FDIC insured non-interest bearing account with Nevada State Bank, a subsidiary of Zions Bancorporation and $0.3 million in a U.S. Government money market account. The Street.com rated Zions ‘D’ (weak financial strength) in the March 25, 2010 report meaning that this institution demonstrates significant weaknesses which could negatively impact depositors or creditors. In an unfavorable economic environment, these weaknesses could be magnified.
FireKeepers project
On August 5, 2009, the FireKeepers Casino commenced operations. The casino is a first-class gaming facility in Emmett Township near Battle Creek, Michigan on a portion of the tribe’s 78-acre federally recognized Indian reservation. The casino is easily accessible and visible from the adjacent and heavily traveled Interstate 94 and near the interchange with Interstate 69. The FireKeepers Casino is an approximately 237,000 square-foot facility featuring approximately 106,900 square-feet of gaming space, including 2,680 Class III slot machines and 78 table games, including blackjack, craps, roulette and baccarat, 12 poker tables and a high-limit gaming area with a VIP lounge. The casino also has five distinctive and diverse dining options, including a 70-seat signature fine dining restaurant, a 150-seat 24-hour coffee shop, a 300-seat buffet, a 110-seat quick service restaurant and a grab-and-go outlet, as well as three bar areas. The bar areas include a sports bar with high definition flat screen televisions, a 113-seat lounge with cabaret and live entertainment and a lounge within our fine dining area. The casino also has an approximately 4,000 square-foot multi-function room used for special events and bingo; a gift shop with branded merchandise; and an attached multi-level parking garage that accommodates approximately 2,100 vehicles, surface parking for an additional 600 vehicles and an area for bus and recreational vehicle parking.
On October 9, 2009, effective September 30, 2009, an agreement was reached between the Company and RAM (GEM Financial Resolution) clarifying the treatment of the following items:
•	Reimbursable and non-reimbursable advances funded by the members, before RAM acquired its interest in GEM.
•	Repayments of disproportionate advances by the Company as prior agreements were unclear as to the treatment.

As a result, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 reported as equity, resulting in the recognition of a net pre-tax gain $1.4 million, which was recorded in September 2009. In addition, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. Thereafter, distributions to members will be made on a 50/50 basis. Also, no further interest accruals will be made on any member’ payables. As of March 31, 2010, RAM’s member payable has been paid.
Other projects
Since 2005, we have been party to development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 100 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $15.0 million. As of March 31, 2010, our advances to the Northern Cheyenne Tribe total $0.7 million.
We are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms if at all for the Montana project in the foreseeable future. The Company intends to continue working with the Northern Cheyenne Nation to pursue the development of a casino near Lame Deer, Montana, however, based on current economic conditions the Company has determined that both the timing and feasibility of this project have become more difficult to determine. As a result, the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December, 2009, which resulted in an $0.7 million impairment loss.
In March 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. The Nambé Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, from future gaming revenues, if any. Management has been advised and therefore, currently believes that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which when constructed, to be adjacent to its travel center and provide the Nambé Pueblo tribe with the financial wherewithal to repay the amounts owed to the Company. The company has been advised that the Nambé Pueblo continues to work with potential financial sources to fund the gaming development. Based on the current status of the financing effort we believe funding may be closed in the second quarter of 2010 with the expected facility opening during the first quarter of 2011, which is a six month delay from prior estimates. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of March 31, 2010. There can be no assurance that the facility will be opened or that the receivable will be paid.
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

Regulation and taxes
We, and our casino projects, are subject to extensive regulation by state and tribal gaming authorities. We will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on us.
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
Off-balance sheet arrangements
We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and qualitative disclosures about market risk
Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt, of which there is none currently outstanding. We have not invested in derivative based financial instruments.
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2010, the carrying value of our cash and cash equivalents approximates fair value.

Item 4(T).	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of March 31, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 26, 2010 the American Arbitration Association arbitrator issued a binding decision in the previously disclosed matter brought by Harrington Raceway, Inc. on June 19, 2009 in favor of the Company and denying the claim of HRI. HRI had disputed the computation of the annual minimum percentage increase in the management fee payable to the Company pursuant to the Management Reorganization Agreement entered into on June 18, 2007. Pursuant to that agreement, the Company is entitled to the greater of the share of management fee actually due from the operations or the amount actually paid in the prior year plus a percentage increase, currently 5%. The ruling includes that HRI is not entitled to any credit and the payments are to continue as they have been computed. On April 29, 2010, we filed with the American Arbitration Association a request for an award of fees and costs in the amount of $95,366. The Management Reorganization Agreement provides the arbitrator with discretion to award none, all, or some of the amount claimed, which would then be collected from HRI, if awarded. The arbitration fees have not been recorded as a receivable due to the uncertainty of collection.

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
Date: May 10, 2010
	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)