Form 10-Q
period 2010-06-30
FULL HOUSE RESORTS INC
filed 2010-08-09
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010, there were 18,007,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$15,353,306	$9,198,399
Notes receivable related to tribal casino project	—	4,682,420
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,072	1,663,282	1,802,100
Prepaid expenses	640,987	372,735
Deferred tax asset	101,071	136,126
Deposits and other	89,418	90,685

	17,848,064	16,282,465

Property and equipment, net of accumulated depreciation of $6,430,103 and $5,940,540	7,830,361	7,961,734

Long-term assets related to tribal casino projects
Notes receivable, net of allowance of $618,875	399,349	430,467
Contract rights, net of accumulated amortization of $2,934,672 and $1,748,570	14,430,914	15,617,016

	14,830,263	16,047,483

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	919,432	985,384

	11,227,952	11,293,904

	$51,736,640	$51,585,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt to joint venture affiliate	$—	$1,450,087
Accounts payable	72,074	136,485
Income tax payable	—	2,273,777
Accrued payroll and related	644,045	723,783
Other accrued expenses	478,283	288,443

	1,194,402	4,872,575
Deferred tax liability	1,761,719	1,756,085

	2,956,121	6,628,660

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,364,276 and 19,358,276 shares issued	1,936	1,936
Additional paid-in capital	42,699,533	42,665,390
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings (deficit)	1,975,412	(1,504,320)

	43,022,806	39,508,931
Non-controlling interest in consolidated joint venture	5,757,713	5,447,995

	48,780,519	44,956,926

	$51,736,640	$51,585,586

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Revenues
Casino	$1,574,987	$1,886,289	$3,286,999	$3,755,231
Food and beverage	445,254	458,890	862,445	889,624
Management fees	6,018,598	—	12,180,704	—
Other	19,628	19,624	39,549	39,885

	8,058,467	2,364,803	16,369,697	4,684,740

Operating costs and expenses
Casino	547,475	559,485	1,083,382	1,139,394
Food and beverage	495,879	484,012	982,904	964,672
Project development costs	68,126	15,319	135,804	31,014
Selling, general and administrative	1,515,932	1,519,075	3,281,664	3,048,969
Depreciation and amortization	859,634	280,981	1,720,976	571,533

	3,487,046	2,858,872	7,204,730	5,755,582

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	649,435	839,700	2,091,551	2,091,876
Unrealized gains (loss) on notes receivable, tribal governments	(20,354)	40,220	(31,118)	293,969
Impairment loss	—	(30,000)	—	(30,000)

	629,081	849,920	2,060,433	2,355,845

Operating income	5,200,502	355,851	11,225,400	1,285,003
Other income (expense)
Interest and other income	1,443	12,936	114,284	35,590
Interest expense	(3,655)	(58,353)	(7,311)	(147,162)

Income before income taxes	5,198,290	310,434	11,332,373	1,173,431
Income taxes	(1,229,760)	(205,253)	(2,768,409)	(591,225)

Net income	3,968,530	105,181	8,563,964	582,206
(Income) loss attributable to noncontrolling interest in consolidated joint venture	(2,497,415)	61,780	(5,084,232)	120,960

Net income attributable to the Company	$1,471,115	$166,961	$3,479,732	$703,166

Net income attributable to the Company per common share

Basic and diluted	$0.08	$0.01	$0.19	$0.04

Weighted-average number of common shares outstanding

Basic and diluted	18,004,414	17,996,525	18,003,048	18,049,495

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Retained		Total
Six months ended	Common stock		Treasury stock		paid-in	earnings	Non-controlling	stockholders’
June 30, 2010	Shares	Dollars	Shares	Dollars	capital	(deficit)	Interest	equity

Beginning balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,665,390	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	—	—	16,683	—	—	16,683
Issuance of common stock	6,000	—	—	—	17,460	—	—	17,460

Distribution	—	—	—	—	—	—	(4,774,514)	(4,774,514)

Net income	—	—	—	—	—	3,479,732	5,084,232	8,563,964

Ending balances	19,364,276	$1,936	1,356,595	$(1,654,075)	$42,699,533	$1,975,412	$5,757,713	$48,780,519

					Additional	Retained		Total
Six months ended	Common stock		Treasury stock		paid-in	earnings	Non-controlling	stockholders’
June 30, 2009	Shares	Dollars	Shares	Dollars	capital	(deficit)	Interest	equity

Beginning balances	19,350,276	$1,935	1,210,414	$(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360
Previously deferred share-based compensation recognized	—	—	—	—	222,147	—	—	222,147
Issuance of common stock	8,000	1	—	—	20,399	—	—	20,400
Purchase of treasury stock	—	—	146,181	(151,893)	—	—	—	(151,893)
Net income (loss)	—	—	—	—	—	703,166	(120,960)	582,206

Ending balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,598,644	$(5,569,393)	$4,479,108	$39,856,220

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months
	ended June, 30,
	2010	2009

Net cash provided by operating activities	$7,688,105	$1,687,055

Cash flows from investing activities:
Purchase of property and equipment	(309,797)	(236,958)
Proceeds from repayment of tribal advances	5,000,000	—
Proceeds from sale of assets	1,200	400
Other	—	854

Net cash provided by (used in) investing activities	4,691,403	(235,704)

Cash flows from financing activities:
Payments on long-term debt to joint venture affiliate	(1,450,087)	(2,366,599)
Proceeds from borrowings from joint venture affiliate	—	305,000
Purchase of treasury stock	—	(151,893)
Loan fees		(4,250)
Distributions to non-controlling interest in consolidated joint venture	(4,774,514)	—

Net cash used in financing activities	(6,224,601)	(2,217,742)

Net increase (decrease) in cash and equivalents	6,154,907	(766,391)
Cash and equivalents, beginning of period	9,198,399	5,304,755

Cash and equivalents, end of period	$15,353,306	$4,538,364

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$5,279,760	$610,485

Non-cash investing and financing activities:
Purchases of property and equipment financed with prior year deposit	$94,784	$—

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

The interim consolidated financial statements of Full House Resorts, Inc. and subsidiaries (collectively, “FHR” or the “Company”) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 24, 2010, for the year ended December 31, 2009, from which the balance sheet information as of that date was derived. Certain minor reclassifications of amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the periods ended June 30, 2010, are not necessarily indicative of results to be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (ASC) Topic 810, “Consolidation.” The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated. In addition, on January 1, 2009, the Company retroactively adopted the requirements of ASC Topic 810 for the non-controlling or minority interest in a subsidiary. The adoption of Topic 810 did not have any effect on the Company’s consolidated net income or net income per share attributable to the Company for the periods presented.

2.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2009, the Company recognized share-based compensation expense of $115,932, related to the amortization of restricted stock grants issued in prior years and stock grants issued in May 2009, which is included in selling, general and administrative expenses. For the six months ended June 30, 2010 and 2009, share-based compensation expense recognized was $16,683 and $242,546, respectively. All stock grants were fully vested as of March 31, 2010.

3.	VARIABLE INTEREST ENTITIES

GED. The Company’s investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (“HRI”). GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. The Company receives the greater of 50% of GED’s net income as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year net income through the expiration of the GED management contract in August 2011.

GED is a variable interest entity, but the Company is not the primary beneficiary due to the fact that the Company holds a 50% non-controlling interest in GED and will not absorb or receive over 50% of GED’s profits and losses. This is due to the Management Reorganization Agreement with HRI where the Company obtained a guaranteed growth rate in the cash flow from GED in exchange for lack of involvement in GED’s operations. Due to this agreement, the Company does not have the power to direct the activities of GED that most significantly impact the economic performance. Therefore, the Company does not consolidate but accounts for the investment using the equity method.

The Company believes the maximum exposure to loss is the management fee receivable and the Company’s investment in GED less any payables since GED has no long-term indebtedness. The Company’s assets and liabilities related to its investment in GED consisted of an amount due to HRI included in other accruals of $0.2 million as of June 30, 2010 and a receivable of $0.6 million as of December 31, 2009. The equity method carrying value of the Company’s investment in GED was $0.3 million and $0.1 million as of June 30, 2010, and December 31, 2009, respectively, included in deposits and other.

GED has no non-operating income or expenses, is treated as a partnership for income tax reporting purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to its net income for each period presented and there are no material differences between GED’s income for financial and tax reporting purposes. An unaudited summary for GED’s operations are as follows:

GED CONDENSED BALANCE SHEET INFORMATION

	June 30,	December 31,
	2010	2009
Total assets	$737,828	$420,907
Total liabilities	188,771	205,838
GED CONDENSED STATEMENT OF INCOME INFORMATION

	June 30,	June 30,
	2010	2009
Revenues	$12,877,063	$12,177,092
Net income	3,335,072	3,744,570

GEM. Due to the Company’s financing arrangement for the development and management of the FireKeepers project through GEM, a 50%-owned joint venture, the Company believes it is exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, the Company considers the joint venture to be a variable interest entity of which the Company is the primary beneficiary, therefore requiring consolidation in the financial statements. The Company considers itself to be the primary beneficiary because it has the majority of the invested capital, will receive the majority of GEM’s income or absorb the majority of GEM’s losses until GEM has fully repaid FHR, which is currently anticipated to be in the third quarter of 2010, and the Company primarily directs the activities of GEM including the direct oversight of FireKeepers Casino.

Management believes the maximum exposure to loss is $6.5 million, which is composed of the Company’s equity investment and current receivable (which are eliminated in consolidation). Currently, GEM has no debt other than the $0.7 million payable to FHR. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company has been repaid. As of March 31, 2010, RAM’s member payable had been paid and accordingly, the Company receives a 70/30 split on distributions.

GEM’s current assets include the FireKeepers management fee receivable for both dates presented, and December 31, 2009 current assets also includes the $5.0 million note receivable plus interest from Firekeepers Development Authority. Long-term assets include $10.5 million and $11.4 million in contract rights, net of amortization as of June 30, 2010 and December 31, 2009, respectively. Amounts due to the members related to GEM member agreement are $0.7 million and $11.8 million for June 30, 2010 and December 31, 2009, respectively. GEM has no long-term liabilities.

An unaudited summary of GEM’s financial position and operations are as follows:
GEM CONDENSED BALANCE SHEET INFORMATION

	June 30,	December 31,
	2010	2009
Current assets	$1,782,610	$6,006,779
Long-term assets	10,488,266	11,351,133
Current liabilities	755,978	9,251,338
GEM CONDENSED STATEMENT OF INCOME INFORMATION

	June 30,	June 30,
	2010	2009
Revenues	$$12,180,704	$—
Net income	10,168,464	(241,920)
4.	FAIR VALUE MEASUREMENTS

The carrying value of the Company’s cash and equivalents and accounts payable approximate fair value because of the short maturity of those instruments. Substantially all of the Company’s notes receivable are carried at estimated fair value determined based on level 3 inputs, as discussed in Note 5. The estimated fair values of the Company’s debt approximate their recorded values as of the balance sheet dates presented, based on level 2 inputs, as defined in ASC Topic 820, consisting of interest rates offered to the Company for loans of the same or similar remaining maturities and bearing similar risks.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of level 1 and level 2 fair value measurements, also, as defined in ASC Topic 820, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of level 3 fair value measurements. ASU 2010-6 was effective for 2010, except for level 3 reconciliation disclosures, which will become effective for 2011. The adoption of ASU 2010-6 did not have a material effect on the Company’s financial statements or disclosures for the three months ended June 30, 2010, and it is not expected that the adoption of level 3 reconciliation disclosures will have a material effect in 2011.

Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments (Note 5), tribal notes receivable are recorded and subsequently re-measured and adjusted periodically to estimated fair value based only on level 3 inputs. These level 3 inputs are based primarily on management’s estimates of expected cash flow streams, based on factors such as future interest rates, casino opening dates and discount rates.

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

As of June 30, 2010, and December 31, 2009, notes receivable from tribal governments were as follows:

	June 30,	December 31,
	2010	2009
Contractual (stated) amount
FireKeepers Development Authority	$—	$5,000,000
Northern Cheyenne	618,875	618,875
Nambe Pueblo	661,600	661,600

	$1,280,475	$6,280,475

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development Authority	$—	$4,682,420
Northern Cheyenne	—	—
Nambe Pueblo	399,349	430,467

	$399,349	$5,112,887

The $5.0 million due from the FireKeepers Development Authority (the “Authority”) at December 31, 2009, including interest at prime plus 1% accrued from August 5, 2009, was paid in February 2010.

In 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. The Nambé Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, from future gaming revenues, if any. Management has been advised and therefore, currently believes that the Nambé Pueblo expects to develop a slot machine operation with approximately 200 devices, which when constructed, to be adjacent to its travel center and provide the Nambé Pueblo tribe with the financial wherewithal to repay the amounts owed to the Company. The company has been advised that the Nambé Pueblo continues to work with potential financing sources to fund the gaming development. Based on information available about the current status of the financing effort, the Company’s management believes funding may be completed in the third quarter of 2010 with the expected facility opening during the third quarter of 2011, which represents a six month delay from prior estimates. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of June 30, 2010, and adjusted its carrying value accordingly. There can be no assurance that the facility will be opened or that the receivable will be paid.

The following table summarizes changes in the estimated fair value of notes receivable from tribal governments, which consisted of the Nambé Pueblo project, determined using level 3 estimated fair value inputs, from January 1, 2010, to June 30, 2010:

Nambe Pueblo
Project
Balances, January 1, 2010	$430,467
Unrealized loss included in earnings	(31,118)

Balances, June 30, 2010	$399,349

6.	GOODWILL

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s casino operation. The Company’s review of goodwill as of June 30, 2010 resulted in a 4.4% excess of estimated fair value over the carrying amount of Stockman’s goodwill and related assets using an income approach considering an earnings multiple of 6.5 times. The calculation contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is some uncertainty in key assumptions including projected future earnings growth. Management believes Stockman’s could sustain a further 10% decline in current year projected earnings or a future year 1% decline in projected earnings growth without impairment.

7.	DEBT
At June 30, 2010, there was no long-term debt outstanding. At December 31, 2009, long-term debt consisted of $1.5 million due to joint venture affiliate (RAM).

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

Reducing Revolving Loan (the “Revolver”). Effective January 1, 2010, based upon an amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the Revolver provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. Management is not aware of any covenant violations through the date of this filing. As of June 30, 2010 and December 31, 2009, there were no amounts drawn on the Revolver, and the Company was in full compliance with the debt covenants. The Company had $8.2 million of availability under its revolving credit line as of June 30, 2010, which decreased to $7.9 million on July 1, 2010.

8.	SEGMENT REPORTING

The Company is composed of three primary business segments. The following tables reflect selected segment information for the three and six months ended June 30, 2010 and 2009. The operations segment includes the Stockman’s Casino operation in Fallon, Nevada. The development/management segment includes costs associated with tribal casino development projects and the Michigan and Delaware joint ventures. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data for the three months ended June 30:

		Development/
	Casino Operations	Management	Corporate	Consolidated
2010
Revenues	$2,039,869	$6,018,598	$—	$8,058,467
Selling, general and administrative expense	414,550	155,416	945,966	1,515,932
Depreciation and amortization	240,990	593,195	25,449	859,634
Operating gains	—	629,081	—	629,081
Operating income (loss)	340,977	5,897,734	(1,038,209)	5,200,502
Net income (loss) attributable to Company	225,724	1,932,747	(687,356)	1,471,115

2009
Revenues	$2,364,803	$—	$—	$2,364,803
Selling, general and administrative expense	401,892	132,552	984,631	1,519,075
Depreciation and amortization	246,778	13,500	20,703	280,981
Operating gains	—	849,920	—	849,920
Operating income (loss)	672,637	690,507	(1,007,293)	355,851
Net income (loss) attributable to Company	444,485	395,237	(672,761)	166,961
Selected statement of operations data for the six months ended June 30:

		Development/
	Casino Operations	Management	Corporate	Consolidated
2010
Revenues	$4,188,993	$12,180,704	$—	$16,369,697
Selling, general and administrative expense	860,826	400,824	2,020,014	3,281,664
Depreciation and amortization	486,072	1,186,389	48,515	1,720,976
Operating gains	—	2,060,433	—	2,060,433
Operating income (loss)	775,809	12,652,190	(2,202,599)	11,225,400
Net income (loss) attributable to Company	512,836	4,418,869	(1,451,973)	3,479,732

2009
Revenues	$4,684,740	$—	$—	$4,684,740
Selling, general and administrative expense	848,558	256,473	1,943,938	3,048,969
Depreciation and amortization	503,662	26,950	40,921	571,533
Operating gains	—	2,355,845	—	2,355,845
Operating income (loss)	1,228,452	2,044,068	(1,987,517)	1,285,003
Net income (loss) attributable to Company	810,409	1,233,991	(1,341,234)	703,166

Selected balance sheet data as of June 30, 2010 and December 31, 2009:

		Development/
	Casino Operations	Management	Corporate	Consolidated
2010
Total Assets	$19,653,480	$16,952,172	$15,130,988	$51,736,640
Property and equipment, net	7,705,221	529	124,611	7,830,361
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,156,985	1,244,492	554,644	2,956,121

2009
Total Assets	$19,800,305	$22,790,171	$8,995,110	$51,585,586
Property and equipment, net	7,834,951	818	125,965	7,961,734
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,125,099	2,871,553	2,632,008	6,628,660
9.	CONTINGENCIES

Economic conditions and related risks and uncertainties. The United States has experienced a severe and widespread recession accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. The Company’s operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.

HRI arbitration. On April 26, 2010, an American Arbitration Association (“AAA”) arbitrator in Wilmington, Delaware, ruled in the Company’s favor denying an interpretation by HRI of the Management Reorganization Agreement entered into on June 18, 2007, that HRI had been overpaying the share of the management fee due to the Company. The arbitrator upheld the Company’s formulation of the fee, both past and future, that the Company is entitled to the greater of the share of management fee actually due from the operations or the amount actually paid in the prior year plus a percentage increase, currently 5%. On May 25, 2010, the Company received notice from the AAA that the arbitrator declined to consider the request for an award of attorney’s fees and additional costs.

IRS examination. Effective May 1, 2010, the Company is under examination by the Internal Revenue Service (IRS) for the year ended December 31, 2008. As of the date of this filing, no issues have been presented which would necessitate an adjustment to prior periods.

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
Overview
We own, manage and/or invest in gaming-related opportunities. We continue to actively investigate, individually and with partners, new business opportunities. We own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term. We are also a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

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
We have two variable interest entities, GED and GEM. Our investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between Harrington Raceway Inc. (“HRI”) and us. GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. We receive the greater of 50% of GED’s net income as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year net income through the expiration of the GED management contract in August 2011. GED is a variable interest entity but we are not the primary beneficiary due to the fact that we hold a 50% non-controlling interest in GED and will not absorb or receive over 50% of GED’s profits and losses. Therefore, we do not consolidate but account for our investment using the equity method. We believe the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans.
Due to our financing arrangement for the development and management of the FireKeepers project through a 50%-owned joint venture, GEM, we believe we are exposed to the majority of risk of economic loss from the joint venture’s activities. Therefore, we consider the joint venture to be a variable interest entity that requires consolidation in our financial statements as we are the primary beneficiary. We consider Full House Resorts to be the primary beneficiary due to the fact that we have the majority of the invested capital, will receive the majority of its income or absorb the majority of its losses until GEM has fully repaid FHR, which is currently anticipated to be in the third quarter of 2010, and that we primarily direct the activities of GEM including the direct oversight of FireKeepers Casino.
Management believes the maximum exposure to loss is $6.5 million, which is composed of our equity investment and our current receivable (which are eliminated in consolidation). Currently, GEM has no debt, other than the $0.7 million payable to FHR. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us has been repaid. As of March 31, 2010, RAM’s member payable had been paid and therefore our rights now allow us to receive a 70/30 split on distributions.
In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities. This ASU will require that an entity not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot and that jackpots be accrued and charged to revenue when an entity has the obligation to pay the jackpot. ASU 2010-16 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We will adopt ASU 2010-16 on January 1, 2011 and it is not expected that the adoption will have a material effect upon adoption.

Assets related to tribal casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, “Investments-Debt and Equity Securities” and Topic 820, "Fair Value Measurements and Disclosures”.
Notes receivable
We account for and present our notes receivable and management contracts with the tribes as separate assets. Under the contractual terms, the notes do not become due and payable unless and until the projects are completed and operational. However, if our development activity is terminated prior to completion, we generally would retain the right to collect on our notes receivable in the event a casino project is completed by another developer. Because we ordinarily do not consider the stated rate of interest on the notes receivable to be commensurate with the risk inherent in these projects (prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as either an intangible asset (contract rights), or if the rights were acquired in a separate, unbundled transaction, expensed as period costs of retaining such rights.
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
The estimated fair value of our notes receivable related to tribal casino projects make up less than 1% of our total assets. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income but do not affect cash flows. The key assumptions and information used to estimate the fair value of the notes receivable for all projects at June 30, 2010, included a total aggregate face amount of the notes receivable of $0.7 million. The estimated years until opening and discount rate for the Nambe project was 1.25 years and 22%, respectively. As of December 31, 2009, the estimated fair value of the $0.6 million face amount Northern Cheyenne note receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful.
As matter of policy, we do not adjust notes receivable to an estimated fair value in excess of the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized in the consolidated financial statements during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations. Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments made pursuant to relevant portions of ASC Topic 310, "Receivables", and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.
Contract rights
Contract rights are recognized as intangible assets related to the acquisition of the management agreements and periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis and amortized using the straight-line method over the lesser of contractual or estimated useful lives of the agreements, typically beginning upon commencement of casino operations. In the event the carrying value of the intangible assets were to exceed the undiscounted cash flow, the difference between the estimated fair value and carrying value of the assets would be charged to operations. The FireKeepers casino opened on August 5, 2009, and as a result, the remaining portion of the $17.4 million in contract rights associated with the FireKeepers project began being amortized in the third quarter of 2009 on a straight-line basis over the seven year term of the GEM management agreement.

The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats and three downtown Detroit casinos. The Detroit casinos’ published win per position per day has consistently averaged above the $255 used in our undiscounted cash flow analysis. In addition, our market analysis assumes the development of another Native American casino of approximately equal size by the Gun Lake Tribe approximately one hour to the northwest of our facility. However, the facility currently under development and recently financed, Gun Lake, is expected to be substantially smaller than originally anticipated with only 1,400 machines and 28 table games. Our Michigan project is located approximately 100 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.
Results of operations
A significant portion of our revenue is generated from our management agreements with the Harrington Casino in Delaware and the FireKeepers Casino in Michigan. The Delaware contract ends in August 2011 and the Michigan contract ends in August 2016. There can be no assurance that either contract will be extended.
Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009
Operating revenues. For the three months ended June 30, 2010, total operating revenues from continuing operations increased $5.7 million, or 241%, as compared to the prior year. The increase is primarily due to $6.0 million of management fees from FireKeepers, and is offset by a decrease in casino and food and beverage revenues at Stockman’s of $0.3 million or 14%, primarily due to continued economic weakness in the northern Nevada market, resulting in decreased slot handle and a weak slot hold percentage.
Operating costs and expenses. For the three months ended June 30, 2010, total operating costs and expenses increased $0.6 million, or 22%, as compared to the prior year, primarily consisting of an increase in depreciation and amortization of $0.6 million, or 206%. The increase in depreciation and amortization was due to GEM gaming rights amortization, which increased with the FireKeepers opening.
Project development costs. For the three months ended June 30, 2010, project development costs increased $52,807 or 345%, as compared to the prior year, due to an increase in professional fees at the corporate level related to the engagement of a financial advisor in connection with identifying and investigating potential acquisitions.
Selling, general and administrative expense. For the three months ended June 30, 2010, selling, general and administrative expenses were relatively flat to the prior year, decreasing $3,143, or less than 1%.
Operating gains. For the three months ended June 30, 2010, operating gains decreased by $0.2 million, or 26% primarily due to the decrease in equity in net income of unconsolidated joint venture, and related guaranteed payments from GED of $0.2 million, or 23%. The reduced income is partially attributable to the decreased net income of GED, which we recognize under the equity method, as well as differences between distributions and the calculation of guaranteed payments. We expect a 1% increase in operating gains from the Delaware operation for 2010 as timing differences between guaranteed payments, GED management fees and cash payments offset each other over the course of the contract. We continue to receive our 5% guaranteed increase in cash payments.
Other income (expense). For the three months ended June 30, 2010, other income decreased by $43,205, or 95% primarily due to the decreased interest expense of $54,698, or 94% and the decrease of interest income of $11,493, or 89%. The decrease in interest expense is related to the reduction of outstanding debt on our revolving line of credit and debt to joint venture affiliate and the decrease in interest income results from the FireKeepers Development Authority (the “Authority”) tribal receivable, which ceased accruing interest when it was collected in February 2010.

Income taxes. For the three months ended June 30, 2010, the estimated effective annual income tax rate applied to the quarter is approximately 46%, compared to 55% for the same period in 2009. The decrease in the effective tax rate from the prior year is due primarily to the vesting of stock compensation, where the difference in our stock price between the grant date and vesting date of stock increased the federal income tax for 2009.
Non-controlling interest. For the three months ended June 30, 2010, the net income attributable to non-controlling interest in consolidated joint venture increased by $2.6 million. The increase is attributable to the net income in GEM of $5.0 million, 50% of which is the noncontrolling interest portion. The GEM net income increased as the result of management fees received subsequent to the opening of the FireKeepers casino in August of 2009.
Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009
Operating revenues. For the six months ended June 30, 2010, total operating revenues from continuing operations increased $11.7 million, or 249%, as compared to the prior year. The increase is primarily due to $12.2 million of management fees from FireKeepers, and is offset by a decrease in casino and food and beverage revenues at Stockman’s of $0.5 million or 11%, primarily due to continued economic weakness, inclement weather in the Northern Nevada market during the first quarter and decreased slot handle and a weak slot hold percentage during the second quarter.
Operating costs and expenses. For the six months ended June 30, 2010, total operating costs and expenses increased $1.4 million, or 25%, as compared to the prior year, primarily consisting of an increase in depreciation and amortization of $1.1 million, or 201% and selling, general and administrative expenses of $0.2 million, or 8%. The increase in depreciation and amortization was due to GEM gaming rights amortization, which increased with the FireKeepers opening. The increase in selling, general and administrative expense was primarily due to increases at the corporate and GED level, as explained below.
Project development costs. For the six months ended June 30, 2010, project development costs increased $104,790 or 338%, as compared to the prior year, due to an increase in professional fees at the corporate level related to the engagement of a financial advisor in connection with identifying and investigating potential acquisitions.
Selling, general and administrative expense. For the six months ended June 30, 2010, selling, general and administrative expenses increased $0.2 million, or 8%, as compared to the prior period mainly due to a $70,238, or 6% increases in payroll and related expenses at the corporate level, an increase in Nevada license fees of $81,450 due to a change in staff assignments, as well as legal fees related to the HRI arbitration of approximately $102,604.
Operating gains. For the six months ended June 30, 2010, operating gains decreased by $0.3 million, or 13% primarily due to the decrease in the unrealized gain on notes receivable of $0.3 million, or 111%. The unrealized gain in the prior year was mostly attributable to the authority’s tribal receivable that was received in February 2010. In addition, the Montana notes receivable was impaired during the fourth quarter of 2009. As a result, the only project remaining in 2010 recognizing unrealized gains and losses is the Nambe Pueblo project which had a current period loss due to the extension of the project to the third quarter of 2011.
Other income (expense). For the six months ended June 30, 2010, other income increased by $0.2 million, or 196% primarily due the decreased interest expense of $0.1 million, or 95% and the increase of interest income of $78,694, or 221%. The decrease in interest expense is related to the reduction of outstanding debt on our revolving line of credit and debt to joint venture affiliate and the increase in interest income results from the authority’s tribal receivable.
Income taxes. For the six months ended June 30, 2010, the estimated effective annual income tax rate applied to the year is approximately 44%, compared to 46% for the same period in 2009. The decrease in the effective tax rate from the prior year is due primarily to the vesting of stock compensation, where the difference in our stock price between the grant date and vesting date of stock increased the federal income tax for 2009. There is no allowance on the deferred tax asset of $101,071 as of June 30, 2010, and management believes the deferred tax asset is fully realizable.

Non-controlling interest. For the six months ended June 30, 2010, the net income attributable to non-controlling interest in consolidated joint venture increased by $5.2 million. The increase is attributable to the net income in GEM of $10.2 million, 50% of which is the noncontrolling interest portion. The GEM net income increased as the result of management fees received subsequent to the opening of the FireKeepers casino in August of 2009.
Liquidity and capital resources
Economic conditions and related risks and uncertainties
The United States has experienced a severe and widespread recession accompanied by, among other things, weakness in consumer spending including gaming activity, reduced credit and capital financing availability and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.
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
On a consolidated basis for the six months ended June 30, 2010, cash provided by operations increased by $6.0 million from the same period in 2009 due to an increase in income as a result of the FireKeeper’s Casino management fee. Operating cash flow exceeds net income primarily due to the agreement with GEM where Full House receives 70% of GEM distributions until GEM’s member payable to Full House is repaid. Cash provided by investing activities increased by $4.9 million from the same six-month period of last year, primarily due to the repayment of tribal advances. Cash used in financing activities increased $4.0 million, primarily due to the repayment of joint venture debt and distribution of income from GEM to RAM. As of June 30, 2010, we had approximately $15.4 million in cash and $8.2 million of availability on our revolving credit facility, which decreased to $7.9 million on July 1, 2010.
Our future cash requirements include selling, general and administrative expenses, project development costs and capital expenditures primarily at Stockman’s. Subject to the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects of the current economic environment and/or the lack of available funding sources due to the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.
Effective January 1, 2010, the maximum amount permitted to be outstanding on our reducing revolving loan from Nevada State Bank (“NSB”), decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.24% per annum as of June 30, 2010 and June 30, 2009, respectively, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. The balance on the loan was fully paid as of November 23, 2009. We had $8.2 million of availability under its revolving credit line as of June 30, 2010, which decreased to $7.9 million on July 1, 2010.

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
As of June 30, 2010, we held $13.8 million in a Federal Deposit Insurance Corporation (“FDIC”) insured non-interest bearing account and $0.3 million in a U.S. Government money market account with NSB, the institution where we hold the $8.2 million line of credit. NSB is a subsidiary of Zions Bancorporation. Weiss Ratings rated Zions ‘D’ (weak financial strength) in the July 16, 2010 report meaning that this institution demonstrates significant weaknesses which could negatively impact depositors or creditors. FDIC insurance ensures the full NSB cash balance is secure in the event of further bank weakness.
FireKeepers project
On August 5, 2009, the FireKeepers Casino commenced operations. The casino is a first-class gaming facility in Emmett Township near Battle Creek, Michigan on a portion of the tribe’s 78-acre federally recognized Indian reservation. The casino is easily accessible and visible from the adjacent and heavily traveled Interstate 94 and near the interchange with Interstate 69. The FireKeepers Casino is an approximately 237,000 square-foot facility featuring approximately 106,900 square-feet of gaming space, including 2,700 Class III slot machines and 78 table games, including blackjack, craps, roulette and baccarat, 12 poker tables and a high-limit gaming area with a VIP lounge. The casino also has five distinctive and diverse dining options, including a 70-seat signature fine dining restaurant, a 150-seat 24-hour coffee shop, a 300-seat buffet, a 110-seat quick service restaurant and a grab-and-go outlet, as well as three bar areas. The bar areas include a sports bar with high definition flat screen televisions, a 113-seat lounge with cabaret and live entertainment and a lounge within our fine dining area. The casino also has an approximately 4,000 square-foot multi-function room used for special events and bingo, a gift shop with branded merchandise, an attached multi-level parking garage that accommodates approximately 2,100 vehicles, surface parking for an additional 917 vehicles and an area for bus and recreational vehicle parking.
On October 9, 2009, effective September 30, 2009, an agreement was reached between RAM and us (GEM Financial Resolution) clarifying the treatment of the following items:
•	Reimbursable and non-reimbursable advances funded by the members, before RAM acquired its interest in GEM.
•	Repayments of disproportionate advances by us as prior agreements were unclear as to the treatment.
As a result, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 million reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain $1.4 million, which was recorded in September 2009. In addition, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us has been repaid. Thereafter, distributions to members will be made on a 50/50 basis. Also, no further interest accruals will be made on any member’s payables. As of March 31, 2010, RAM’s member payable had been paid and as of June 30, 2010, $0.7 million remains payable to FHR.
Other projects
Since 2005, we have been party to development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 100 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $15.0 million. As of June 30, 2010, our advances to the Northern Cheyenne Tribe total $0.7 million.

We are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms, if at all, for the Montana project in the foreseeable future. We intend to continue working with the Northern Cheyenne Nation to pursue the development of a casino near Lame Deer, Montana, however, based on current economic conditions we have determined that both the timing and feasibility of this project have become more difficult to determine. As a result, the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December, 2009, which resulted in an $0.7 million impairment loss.
In March 2008, we announced that we were no longer pursuing the Nambé Pueblo project. The Nambé Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, from future gaming revenues, if any. We have been advised and therefore, currently believe that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which when constructed, will be adjacent to its travel center and provide the Nambé Pueblo tribe with the financial wherewithal to repay the amounts owed to us. We have been advised that the Nambé Pueblo continues to work with potential financing sources to fund the gaming development. Based on information available about the current status of the financing effort, we believe funding may be completed in the third quarter of 2010 with the expected facility opening during the third quarter of 2011, which represents a six month delay from prior estimates. With due consideration to the foregoing factors, we have estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of June 30, 2010. There can be no assurance that the facility will be opened or that the receivable will be paid.
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

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of June 30, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
On April 26, 2010 the American Arbitration Association (“AAA”) arbitrator issued a binding decision in the previously disclosed matter brought by Harrington Raceway, Inc. on June 19, 2009 in our favor and denying the claim of HRI. HRI had disputed the computation of the annual minimum percentage increase in the management fee payable to us pursuant to the Management Reorganization Agreement entered into on June 18, 2007. The decision held that pursuant to that agreement, we are entitled to the greater of the share of management fee actually due from the operations or the amount actually paid in the prior year plus a percentage increase, currently 5%. The decision held further that HRI is not entitled to any credit, and the payments are to continue as they have been computed. On May 25, 2010, we received notice from the AAA that the arbitrator declined to consider our request for an award of attorney’s fees and additional costs.

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

FULL HOUSE RESORTS, INC.

Date: August 6, 2010	By:	/s/ MARK MILLER

Mark Miller Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)