Form 10-Q
period 2010-09-30
FULL HOUSE RESORTS INC
filed 2010-11-08
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2010, there were 18,007,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

Page

PART I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2010 (Unaudited), and December 31, 2009	3

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	4

Unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2010 and 2009	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	23

PART II. Other Information

Item 6. Exhibits	24

Signatures	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$17,485,006	$9,198,399
Notes receivable related to tribal casino project	—	4,682,420
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,072	3,018,642	1,802,100
Prepaid expenses	491,408	372,735
Deferred tax asset	123,476	136,126
Deposits and other	105,723	90,685

	21,224,255	16,282,465

Property and equipment, net of accumulated depreciation of $6,668,976 and $5,940,540	7,619,711	7,961,734

Long-term assets related to tribal casino projects
Notes receivable, net of allowance of $618,875	399,349	430,467
Contract rights, net of accumulated amortization of $3,527,723 and $1,748,570	13,837,862	15,617,016

	14,237,211	16,047,483

Other long-term assets
Goodwill	10,308,520	10,308,520
Deposits and other	1,380,595	985,384

	11,689,115	11,293,904

	$54,770,292	$51,585,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt to joint venture affiliate	$—	$1,450,087
Accounts payable	183,398	136,485
Income tax payable	268,104	2,273,777
Accrued payroll and related	812,015	723,783
Other accrued expenses	332,687	288,443

	1,596,204	4,872,575
Deferred tax liability	1,797,287	1,756,085

	3,393,491	6,628,660

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,364,276 and 19,358,276 shares issued	1,936	1,936
Additional paid-in capital	42,699,533	42,665,390
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings (deficit)	4,212,374	(1,504,320)

	45,259,768	39,508,931
Non-controlling interest in consolidated joint venture	6,117,033	5,447,995

	51,376,801	44,956,926

	$54,770,292	$51,585,586

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Revenues
Casino	$1,576,780	$1,703,289	$4,863,779	$5,458,520
Food and beverage	437,568	442,224	1,300,013	1,331,848
Management fees	6,518,898	5,753,167	18,699,602	5,753,167
Other	103,014	18,803	142,563	58,688

	8,636,260	7,917,483	25,005,957	12,602,223

Operating costs and expenses
Casino	537,719	558,702	1,621,101	1,698,096
Food and beverage	518,432	491,838	1,501,336	1,456,511
Project development costs	148,310	108,124	283,722	139,138
Selling, general and administrative	1,547,855	1,756,191	4,829,910	4,805,159
Depreciation and amortization	855,873	662,210	2,576,849	1,233,743

	3,608,189	3,577,065	10,812,918	9,332,647

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	1,531,900	1,459,975	3,623,450	3,551,852
Unrealized gains (loss) on notes receivable, tribal governments	—	248,641	(31,118)	542,610
Member agreement modification	—	(2,147,327)	—	(2,147,327)
Impairment gain (loss)	—	4,669	—	(25,332)

	1,531,900	(434,042)	3,592,332	1,921,803

Operating income	6,559,971	3,906,376	17,785,371	5,191,379
Other income (expense)
Interest and other income	3,776	112,848	118,061	148,438
Interest expense	(3,655)	(48,408)	(10,966)	(195,570)

Income before income taxes	6,560,092	3,970,816	17,892,466	5,144,247
Income taxes	(1,599,610)	(1,735,797)	(4,368,021)	(2,327,022)

Net income	4,960,482	2,235,019	13,524,445	2,817,225
(Income) loss attributable to noncontrolling interest in consolidated joint venture	(2,723,520)	812,989	(7,807,751)	933,948

Net income attributable to the Company	$2,236,962	$3,048,008	$5,716,694	$3,751,173

Net income attributable to the Company per common share	$0.12	$0.17	$0.32	$0.21

Weighted-average number of common shares outstanding	18,007,681	18,001,681	18,004,615	18,033,323

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Retained		Total
Nine months ended	Common stock		Treasury stock		paid-in	earnings	Non-controlling	stockholders’
September 30, 2010	Shares	Dollars	Shares	Dollars	capital	(deficit)	Interest	equity

Beginning balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,665,390	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	—	—	16,683	—	—	16,683
Issuance of common stock	6,000	—	—	—	17,460	—	—	17,460

Distribution	—	—	—	—	—	—	(7,138,713)	(7,138,713)

Net income	—	—	—	—	—	5,716,694	7,807,751	13,524,445

Ending balances	19,364,276	$1,936	1,356,595	$(1,654,075)	$42,699,533	$4,212,374	$6,117,033	$51,376,801

					Additional	Retained		Total
Nine months ended	Common stock		Treasury stock		paid-in	earnings	Non-controlling	stockholders’
September 30, 2009	Shares	Dollars	Shares	Dollars	capital	(deficit)	Interest	equity

Beginning balances	19,350,276	$1,935	1,210,414	$(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360
Previously deferred share-based compensation recognized	—	—	—	—	255,493	—	—	255,493
Issuance of common stock	8,000	1	—	—	20,399	—	—	20,400
Purchase of treasury stock	—	—	146,181	(151,893)	—	—	—	(151,893)
Net income (loss).	—	—	—	—	—	3,751,173	(933,948)	2,817,225

Ending balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,631,990	$(2,521,386)	$3,666,120	$42,124,585

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months
	ended September, 30,
	2010	2009

Net cash provided by operating activities	$12,761,200	$5,092,744

Cash flows from investing activities:
Purchase of property and equipment	(358,738)	(320,447)
Proceeds from repayment of tribal advances	5,000,000	—
Proceeds from sale of assets	1,200	400
Deposits and other capitalized acquisition costs	(572,854)	—
Other	44,600	854

Net cash provided by (used in) investing activities	4,114,208	(319,193)

Cash flows from financing activities:
Payments on long-term debt to joint venture affiliate	(1,450,088)	(2,566,599)
Proceeds from borrowings from joint venture affiliate	—	395,000
Purchase of treasury stock	—	(151,893)
Loan fees	—	(4,250)
Distributions to non-controlling interest in consolidated joint venture	(7,138,713)	—

Net cash used in financing activities	(8,588,801)	(2,327,742)

Net increase in cash and equivalents	8,286,607	2,445,809
Cash and equivalents, beginning of period	9,198,399	5,304,755

Cash and equivalents, end of period	$17,485,006	$7,750,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$6,414,760	$626,485

Non-cash investing and financing activities:
Purchases of property and equipment financed with prior year deposit	$94,185	$—

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

The interim consolidated financial statements of Full House Resorts, Inc. and subsidiaries (collectively, “FHR” or the “Company”) included herein reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 24, 2010, for the year ended December 31, 2009, from which the balance sheet information as of that date was derived. Certain minor reclassifications of amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the periods ended September 30, 2010, are not necessarily indicative of results to be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation.” The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated. In addition, on January 1, 2009, the Company retroactively adopted the requirements of ASC Topic 810 for the non-controlling or minority interest in a subsidiary. The adoption of Topic 810 did not have any effect on the Company’s consolidated net income or net income per share attributable to the Company for the periods presented.

2.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2009, the Company recognized share-based compensation expense of $33,346, related to the amortization of restricted stock grants issued as board compensation in May 2009, which is included in selling, general and administrative expenses. For the nine months ended September 30, 2010 and 2009, share-based compensation expense recognized was $16,683 and $275,892, respectively. All stock grants were fully vested as of March 31, 2010.

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

The Company believes the maximum exposure to loss is the management fee receivable and the Company’s investment in GED. The Company’s assets related to its investment in GED consisted of a receivable of $0.7 million as of September 30, 2010 and $0.6 million as of December 31, 2009. The equity method carrying value of the Company’s investment in GED was $0.2 million and $0.1 million as of September 30, 2010, and December 31, 2009, respectively, included in long-term deposits and other.

GED has no non-operating income or expenses, is treated as a partnership for income tax reporting purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to its net income for each period presented and there are no material differences between GED’s income for financial and tax reporting purposes. An unaudited summary for GED’s financial position and operations are as follows:

GED CONDENSED BALANCE SHEET INFORMATION

	September 30,	December 31,
	2010	2009
Total assets	$622,257	$420,907
Total liabilities	227,919	205,838
GED CONDENSED STATEMENT OF INCOME INFORMATION

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$8,473,977	$6,202,099	$21,351,040	$18,379,191
Net income	1,639,915	1,691,962	4,974,987	5,436,532

GEM. Due to the Company’s financing arrangement for the development and management of the FireKeepers project through GEM, a 50%-owned joint venture, the Company was exposed to the majority of risk of economic loss from the joint venture’s activities. As of August 2010, FHR’s member payable was paid and therefore, the Company is no longer exposed to the majority of risk of economic loss from the joint venture’s activities. However, the Company possesses the power to direct the activities of GEM, including the direct oversight of FireKeepers Casino, that significantly impact GEM’s economic performance and therefore, considers the Company to be the primary beneficiary. As such, the joint venture continues to be a variable interest entity that requires consolidation in the Company’s financial statements.

Management believes the maximum exposure to loss is $6.1 million, which is composed of the Company’s equity investment (which is eliminated in consolidation). Currently, GEM has no debt. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members were to be made on a 50/50 basis to both members until such time RAM’s member payable had been fully repaid and thereafter 70% to the Company and 30% to RAM until such time as the remaining payable to the Company had been repaid. As of March 31, 2010, RAM’s member payable was paid and as of August 2010, FHR’s member payable was also paid. Accordingly, the distributions to the members reverted to a 50/50 split in September 2010.

GEM’s current assets include the FireKeepers management fee receivable for both dates presented, and December 31, 2009 current assets also includes the $5.0 million note receivable plus interest from Firekeepers Development Authority (the “Authority”). Long-term assets include $10.1 million and $11.4 million in contract rights, net of amortization as of September 30, 2010 and December 31, 2009, respectively. Amounts due to the members related to GEM member agreement are zero and $11.8 million, including $5.6 million reported as equity, for September 30, 2010 and December 31, 2009, respectively. GEM has no long-term liabilities.

An unaudited summary of GEM’s financial position and operations are as follows:
GEM CONDENSED BALANCE SHEET INFORMATION

	September 30,	December 31,
	2010	2009
Current assets	$2,267,655	$6,006,779
Long-term assets	10,057,627	11,351,133
Current liabilities	91,215	6,461,922
GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$6,518,898	$5,733,167	$18,699,602	$5,753,167
Net income	5,447,039	(1,625,977)	15,615,503	(1,867,897)
4.	FAIR VALUE MEASUREMENTS

The carrying value of the Company’s cash and equivalents and accounts payable approximates fair value because of the short maturity of those instruments. Substantially all of the Company’s notes receivable are carried at estimated fair value determined based on level 3 inputs, as discussed in Note 5. The estimated fair value of the Company’s debt approximates their recorded values as of the balance sheet dates presented, based on level 2 inputs, as defined in ASC Topic 820, consisting of interest rates offered to the Company for loans of the same or similar remaining maturities and bearing similar risks.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures About Fair Value Measurements,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of level 1 and level 2 fair value measurements, also, as defined in ASC Topic 820, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of level 3 fair value measurements. ASU 2010-6 was effective for 2010, except for level 3 reconciliation disclosures, which will become effective for 2011. The adoption of ASU 2010-6 did not have a material effect on the Company’s financial statements or disclosures for the three months ended September 30, 2010, and it is not expected that the adoption of level 3 reconciliation disclosures will have a material effect in 2011.

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

As of September 30, 2010, and December 31, 2009, notes receivable from tribal governments were as follows:

	September 30,	December 31,
	2010	2009
Contractual (stated) amount
FireKeepers Development Authority	$—	$5,000,000
Northern Cheyenne	618,875	618,875
Nambe Pueblo	661,600	661,600

	$1,280,475	$6,280,475

Estimated fair value of notes receivable related to tribal casino projects:
FireKeepers Development Authority	$—	$4,682,420
Northern Cheyenne	—	—
Nambe Pueblo	399,349	430,467

	$399,349	$5,112,887

The $5.0 million due from the Authority at December 31, 2009, including interest at prime plus 1% accrued from August 5, 2009, was paid in February 2010.

In 2008, management announced that the Company was no longer pursuing the Nambé Pueblo project. The Nambé Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, from future gaming revenues, if any. Management has been advised and therefore, currently believes that the Nambé Pueblo expects to develop a slot machine operation with approximately 200 devices, which when constructed, to be adjacent to its travel center and provide the Nambé Pueblo tribe with the financial wherewithal to repay the amounts owed to the Company. The Company has been advised that the Nambé Pueblo continues to work with potential financing sources to fund the gaming development. Based on information available about the current status of the financing effort, the Company’s management believes funding may be completed in the first quarter of 2011 with the expected facility opening during the fourth quarter of 2011, which represents a three month delay from prior estimates. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of September 30, 2010, and adjusted its carrying value accordingly. There can be no assurance that the facility will be opened or that the receivable will be paid.

The following table summarizes changes in the estimated fair value of notes receivable from tribal governments, which consisted of the Nambé Pueblo project, determined using level 3 estimated fair value inputs, from January 1, 2010, to September 30, 2010:

Nambe Pueblo
Project
Balances, January 1, 2010	$430,467
Unrealized loss included in earnings	(31,118)

Balances, September 30, 2010	$399,349

6.	GOODWILL

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s casino operation. The Company’s review of goodwill as of September 30, 2010 resulted in a 6.2% excess of estimated fair value over the carrying amount of Stockman’s goodwill and related assets using an income approach considering an earnings multiple of 6.5 times. The calculation contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is some uncertainty in key assumptions including projected future earnings growth. Management believes Stockman’s could sustain a further 10% decline in current year projected earnings or a future year 1% decline in projected earnings growth without impairment.

7.	DEBT
At September 30, 2010, there was no long-term debt outstanding. At December 31, 2009, current portion of long-term debt consisted of $1.5 million debt due to joint venture affiliate (“RAM”).

Debt to joint venture affiliate. On October 9, 2009, effective September 30, 2009, an agreement was reached between the Company and RAM (“GEM Financial Resolution”) clarifying the treatment of the following items:

•	Reimbursable and non-reimbursable advances funded by the members, before RAM acquired its interest in GEM.

•	Repayments of disproportionate advances by the Company as prior agreements were unclear as to the treatment.

As a result of the GEM Financial Resolution, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 reported as equity, resulting in the recognition of a net pre-tax gain of $1.4 million, which was recorded in September 2009. The net pre-tax gain is distributed gross on the statements of operations for the periods ended September 30, 2009, as a $2.1 million charge characterized as a member agreement modification offset by a $3.5 million credit attributable to the non-controlling interest.

Reducing Revolving Loan (the “Revolver”). Effective January 1, 2010, based upon an amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the Revolver provides restrictions on certain distributions and capital expenditures by Stockman’s, and also provides for customary events of default including payment defaults and covenant defaults. As of September 30, 2010 and December 31, 2009, there were no amounts drawn on the Revolver, and the Company was in full compliance with the debt covenants. The Company had $7.9 million of availability under its revolving credit line as of September 30, 2010.

8.	SEGMENT REPORTING

The Company is composed of three primary business segments. The following tables reflect selected segment information for the three and nine months ended September 30, 2010 and 2009. The operations segment includes the Stockman’s Casino operation in Fallon, Nevada. The development/management segment includes costs associated with tribal casino development projects, the Michigan and Delaware joint ventures and other minor projects. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data for the three months ended September 30:

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2010
Revenues	$2,032,056	$6,604,204	$—	$8,636,260
Selling, general and administrative expense	428,937	191,985	926,933	1,547,855
Depreciation and amortization	237,302	593,197	25,374	855,873
Operating gains	—	1,531,900	—	1,531,900
Operating income (loss)	309,666	7,350,922	(1,100,617)	6,559,971
Net income (loss) attributable to Company	206,600	2,758,909	(728,547)	2,236,962

2009
Revenues	$2,164,316	$5,753,167	$—	$7,917,483
Selling, general and administrative expense	436,448	138,400	1,181,343	1,756,191
Depreciation and amortization	240,039	399,886	22,285	662,210
Operating loss	—	(434,042)	—	(434,042)
Operating income (loss)	437,289	4,758,586	(1,289,499)	3,906,376
Net income (loss) attributable to Company	288,860	3,616,670	(857,522)	3,048,008
Selected statement of operations data for the nine months ended September 30:

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2010
Revenues	$6,221,049	$18,784,908	$—	$25,005,957
Selling, general and administrative expense	1,289,763	593,200	2,946,947	4,829,910
Depreciation and amortization	723,375	1,779,586	73,888	2,576,849
Operating gains	—	3,592,332	—	3,592,332
Operating income (loss)	1,085,475	20,003,113	(3,303,217)	17,785,371
Net income (loss) attributable to Company	719,436	7,177,779	(2,180,521)	5,716,694

2009
Revenues	$6,849,056	$5,753,167	$—	$12,602,223
Selling, general and administrative expense	1,285,006	394,873	3,125,280	4,805,159
Depreciation and amortization	743,701	426,836	63,206	1,233,743
Operating gains	—	1,921,803	—	1,921,803
Operating income (loss)	1,665,741	6,802,654	(3,277,016)	5,191,379
Net income (loss) attributable to Company	1,099,268	4,850,661	(2,198,756)	3,751,173

Selected balance sheet data as of September 30, 2010 and December 31, 2009:

	Casino	Development/
	Operations	Management	Corporate	Consolidated
2010
Total assets	$19,535,617	$17,603,658	$17,631,017	$54,770,292
Property and equipment, net	7,520,089	385	99,237	7,619,711
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,300,120	1,122,607	970,764	3,393,491

2009

Total assets	$19,800,305	$22,790,171	$8,995,110	$51,585,586
Property and equipment, net	7,834,951	818	125,965	7,961,734
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,125,099	2,871,553	2,632,008	6,628,660
9.	CONTINGENCIES

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

Acquisition. On September 13, 2010, the Company announced that it had entered into definitive agreements with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria Casino & Resort, located in Rising Sun, Indiana on the Ohio River. The purchase price is $43.0 million, exclusive of estimated cash and net working capital balances of $8.0 million and fees and expenses as of the closing date. The Company entered into a credit agreement with Wells Fargo National Association, as administrative agent for the lenders named in the credit agreement, on October 29, 2010 and regulatory approvals are expected to be obtained to accommodate a closing in the first quarter of 2011. The credit agreement provides for a term loan in an amount up to $31.3 million and a revolving loan to the Company in an amount up to $4.7 million. The Company anticipates applying approximately $19.0 million of cash on hand to the purchase price. The term loan’s interest rate is expected to be LIBOR plus 550 basis points and it will fully amortize over the five-year term of the facility. The credit agreement will be secured by substantially all of the Company’s assets.

Through September 30, 2010, the Company incurred $84,072 in acquisition related expenses which are included in project development expense. On September 10, 2010 the Company deposited the $0.5 million initial deposit toward the $43.0 million purchase price with an escrow agent and an additional $4.5 million was deposited on October 29, 2010. In conjunction with closing on the financing commitment, the Company paid $1.8 million in financing related fees.

IRS examination. Effective May 1, 2010, the Company is under examination by the Internal Revenue Service (“IRS”) for the year ended December 31, 2008. As of the date of this filing, no issues have been presented which would necessitate an adjustment to prior periods.

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
Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:
•	our growth strategies;

•	our development and potential acquisition of new facilities;

•	risks related to development and construction activities;

•	anticipated trends in the gaming industries;

•	patron demographics;

•	general market and economic conditions;

•	access to capital and credit, including our ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;

•	regulatory approvals;

•	competitive environment;

•	availability of financing, required gaming approvals and all other conditions required for closing will occur and that the Grand Victoria Casino and Resort will be acquired;

•	Firekeepers Casino will continue to generate the levels of business and sustain the financial performance it has to date;

•	Stockman’s Casino will continue to generate the levels of business and sustain the financial performance it has to date;

•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.
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
Overview
We own, manage and/or invest in gaming-related opportunities. We continue to actively investigate, individually and with partners, new business opportunities. We own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate in our consolidated financial statements. RAM is a privately-held investment company. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term. We are also a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 11, 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

On September 13, 2010, we announced that we had entered into definitive agreements with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria Casino & Resort, located in Rising Sun, Indiana on the Ohio River. The purchase price is $43.0 million, exclusive of estimated cash and net working capital balances of $8.0 million and fees and expenses as of the closing date. We entered into a credit agreement with Wells Fargo National Association, as administrative agent for the lenders named in the credit agreement, on October 29, 2010 and regulatory approvals are expected to be obtained to accommodate a closing in the first quarter of 2011. The credit agreement provides for a term loan in an amount up to $31.3 million and a revolving loan to us in an amount up to $4.7 million. We anticipate applying approximately $19.0 million of cash on hand to the purchase price. The term loan’s interest rate is expected to be LIBOR plus 550 basis points and it will fully amortize over the five-year term of the facility. The credit agreement will be secured by substantially all of the our assets.
Through September 30, 2010, we incurred $84,072 in acquisition related expenses which are included in project development expense. On September 10, 2010, we deposited the $0.5 million initial deposit toward the $43.0 million purchase price with an escrow agent and an additional $4.5 million was deposited on October 29, 2010. In conjunction with closing on the financing commitment, we paid $1.8 million in financing related fees.
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

Due to our financing arrangement for the development and management of the FireKeepers project through a 50%-owned joint venture, GEM, we believed we were exposed to the majority of risk of economic loss from the joint venture’s activities. As of August 2010, our member payable was paid and therefore, we believe we are no longer exposed to the majority of risk of economic loss from the joint venture’s activities. However, we possess the power to direct the activities of GEM that significantly impact GEM’s economic performance and therefore, we consider ourselves to be the primary beneficiary. As such, the joint venture continues to be a variable interest entity that requires consolidation in our financial statements.
Management believes the maximum exposure to loss is $6.1 million, which is composed of our equity investment, which is eliminated in consolidation. Currently, GEM has no debt. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members were to be made on a 50/50 basis to both members until such time RAM’s member payable had been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us had been repaid. As of March 31, 2010, RAM’s member payable was paid and as of August 2010, FHR’s member payable also had been paid. Accordingly, GEM began paying a 50/50 split on distributions to the Company and RAM in September 2010.
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
Assets related to tribal casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities” and Topic 820, "Fair Value Measurements and Disclosures”.
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

The estimated fair value of our notes receivable related to tribal casino projects make up less than 1% of our total assets. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income but do not affect cash flows. The key assumptions and information used to estimate the fair value of the notes receivable for all projects at September 30, 2010, included a total aggregate face amount of the notes receivable of $0.7 million. The estimated years until opening and discount rate for the Nambe project were 1.25 years and 22%, respectively. As of December 31, 2009, the estimated fair value of the $0.6 million face amount Northern Cheyenne note receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful.
As a matter of policy, we do not adjust notes receivable to an estimated fair value in excess of the face value of the note plus accrued interest, if any. Due to the uncertainties surrounding the projects, no interest income is recognized in the consolidated financial statements during the development period, but changes in estimated fair value of the notes receivable are recorded as unrealized gains or losses in our statement of operations. Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments made pursuant to relevant portions of ASC Topic 310, "Receivables", and the amount contractually due under the notes would be amortized into income using the effective interest method over the remaining term of the note.
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
The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats, three downtown Detroit casinos and another Native American casino by the Gun Lake Tribe approximately one hour northwest of our facility which is expected to open mid-February 2011.
Results of operations
A significant portion of our revenue is generated from our management agreements with the Harrington Casino in Delaware and the FireKeepers Casino in Michigan. The Delaware contract ends in August 2011 and the Michigan contract ends in August 2016. There can be no assurance that either contract will be extended.
Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009
Operating revenues. For the three months ended September 30, 2010, total operating revenues from continuing operations increased $0.7 million, or 9.0%, as compared to the prior year. The increase is primarily due to $0.8 million of management fees from FireKeepers. Management fees commenced with the opening of the casino on August 5, 2009 and benefited from strong grand opening volumes while this year’s 3rd quarter benefited from a full 3 month period of operations. The increase in management fee income was partially offset by a decrease in casino and food and beverage revenues at Stockman’s of $0.1 million or 6.1%, primarily due to continued economic weakness in the northern Nevada market, resulting in decreased slot handle.

Operating costs and expenses. For the three months ended September 30, 2010, total operating costs and expenses increased $0.03 million, or .01%, as compared to the prior year. The increase primarily consists of an increase in amortization of $0.2 million, or 29% and an increase in project development costs of $0.04 million, or 37%. The increase is offset by a $0.2 million decrease in selling, general and administrative costs, as explained below. The increase in amortization was due to GEM gaming rights amortization, which increased with the FireKeepers’ August 5, 2009 opening.
Project development costs. For the three months ended September 30, 2010, project development costs increased $0.04 million or 37%, as compared to the prior year quarter, related to the definitive agreement with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria Casino & Resort. Through September 30, 2010, the Company has incurred $84,072 in acquisition related expenses which are included in project development expense.
Selling, general and administrative expense. For the three months ended September 30, 2010, selling, general and administrative expenses decreased $0.2 million, or 12% primarily due to lower incentive compensative expense for the current quarter. The prior year incentive compensative related to the opening of FireKeepers.
Operating gains (losses). For the three months ended September 30, 2010, operating gains (losses) increased by $2.0 million, or 453% primarily due to the $2.1 million member agreement modification loss in the third quarter of 2009.
Other income (expense). For the three months ended September 30, 2010, other income decreased by $0.06 million, or 100% primarily due to the decreased interest income of $0.1 million, or 97%. The interest income in the prior year quarter was related accrued interest on the $5.0 million FireKeepers Development Authority (the “Authority”) tribal receivable, which ceased accruing interest when it was collected in February 2010.
Income taxes. For the three months ended September 30, 2010, the estimated effective income tax rate is approximately 42%, compared to 36% for the same period in 2009. The effective tax rate from the prior year was low primarily due to the member agreement modification of $2.1 million during the third quarter 2009. In addition, the 2010 effective tax rate increased due to state income taxes on management fees received subsequent to the opening of the FireKeepers casino in August of 2009.
Non-controlling interest. For the three months ended September 30, 2010, the net income (loss) attributable to non-controlling interest in consolidated joint venture increased by $3.5 million. The increase is attributable to the increased net income in GEM over the prior year period of $7.1 million, 50% of which is the noncontrolling interest portion. The GEM net income increased as the result of management fees received subsequent to the opening of the FireKeepers casino in August of 2009.
Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009
Operating revenues. For the nine months ended September 30, 2010, total operating revenues from continuing operations increased $12.4 million, or 98%, as compared to the prior year. The increase is primarily due to $12.9 million of management fees from FireKeepers, and is offset by a decrease in casino and food and beverage revenues at Stockman’s of $0.6 million or 9%, primarily due to continued economic weakness, inclement weather in the Northern Nevada market during the first quarter and decreased slot handle and a weak slot hold percentage during the second and third quarters.
Operating costs and expenses. For the nine months ended September 30, 2010, total operating costs and expenses increased $1.5 million, or 16%, as compared to the prior year, primarily consisting of an increase in depreciation and amortization of $1.3 million, or 109% and project development expenses of $0.1 million, or 104%. The increase in depreciation and amortization was due to GEM gaming rights amortization, which increased with the FireKeepers opening.

Project development costs. For the nine months ended September 30, 2010, project development costs increased $0.1 million or 104%, as compared to the prior year, related to the definitive agreement with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria Casino & Resort.
Selling, general and administrative expense. For the nine months ended September 30, 2010, selling, general and administrative expenses remained relatively flat as compared to the prior period. The increased was $0.02 million, or less than 1%.
Operating gains (losses). For the nine months ended September 30, 2010, operating gains (losses) increased by $1.7 million, or 87% primarily due to the $2.1 million member agreement modification loss in the third quarter of 2009, partially offset by a $0.6 million decrease in the unrealized gains on notes receivable, tribal governments. The unrealized gain in the prior year was mostly attributable to the Authority’s tribal receivable that was received in February 2010. In addition, the Montana notes receivable was impaired during the fourth quarter of 2009. As a result, the only project remaining in 2010 recognizing unrealized gains and losses is the Nambe Pueblo project which had a current period loss due to the extension of the project to the fourth quarter of 2011.
Other income (expense). For the nine months ended September 30, 2010, other income increased by $0.2 million, or 327% primarily due the decreased interest expense of $0.2 million, or 94% and the decrease of interest income of $0.03 million, or 20%. The decrease in interest expense is related to the reduction of outstanding debt on our revolving line of credit and debt to joint venture affiliate and the increase in interest income results from the Authority’s tribal receivable.
Income taxes. For the nine months ended September 30, 2010, the estimated effective annual income tax rate applied to the year is approximately 43%, compared to 38% for the same period in 2009. The effective tax rate from the prior year was low primarily due to the member agreement modification of $2.1 million during the third quarter 2009. In addition, the 2010 effective tax rate increased due to state income taxes on management fees received subsequent to the opening of the FireKeepers casino in August of 2009. There is no allowance on the deferred tax asset of $123,476 as of September 30, 2010, and management believes the deferred tax asset is fully realizable.
Non-controlling interest. For the nine months ended September 30, 2010, the net income (loss) attributable to non-controlling interest in consolidated joint venture increased by $8.7 million. The increase is attributable to the increased net income in GEM over the prior year of $17.5 million, 50% of which is the noncontrolling interest portion. The GEM net income increased as the result of management fees received subsequent to the opening of the FireKeepers casino in August of 2009.
Liquidity and capital resources
Economic conditions and related risks and uncertainties
The United States has experienced a severe and widespread recession accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability and is also engaged in war, all of which are likely to continue to have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.
The FireKeepers Casino, Harrington Casino and Stockman’s Casino operations are currently our primary sources of recurring income and significant positive cash flow. GEM began earning management fees from FireKeepers Casino in the third quarter of 2009, with the first payments being made in September. The $5.0 million due from the Authority, including interest at prime plus 1% accrued from August 5, 2009, was paid in February, 2010. Distributions from the Harrington Casino are governed by the terms of the applicable joint venture agreement and management reorganization agreement. We expect to continue receiving management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor over the prior year of 5% in years 2009 through August 2011 when the agreement terminates.

Net cash provided by operating activities of $12.8 million is a result of $13.5 million consolidated net income for the year ended September 30, 2010, plus $2.6 million of depreciation and amortization, less the change in income tax payable and accounts receivable of $2.0 million and $1.5 million, respectively, from December 31, 2009, plus other non-cash and working capital items of $0.2 million. On a consolidated basis for the nine months ended September 30, 2010, cash provided by operations increased by $7.7 million from the same period in 2009 due to an increase in income as a result of the FireKeeper’s Casino management fee. Operating cash flow exceeds net income primarily due to the agreement with GEM where Full House received 70% of GEM distributions until GEM’s member payable to Full House was repaid in August 2010. Cash provided by investing activities increased by $4.4 million from the same nine-month period of last year, primarily due to the proceeds from the repayment of tribal advances. Cash used in financing activities increased $6.3 million, primarily due to the distribution of income from GEM to RAM and repayment of joint venture debt. As of September 30, 2010, we had approximately $17.5 million in cash and $7.9 million of availability on our revolving credit facility.
Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures primarily at Stockman’s and the costs related to the acquisition of the Grand Victoria Casino and Resort. Subject to the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects of the current economic environment and/or the lack of available funding sources due to the recent unprecedented global contraction in available credit increases uncertainty with respect to our development and growth plans.
Effective January 1, 2010, the maximum amount permitted to be outstanding on our reducing revolving loan from Nevada State Bank (“NSB”), decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.24% per annum as of September 30, 2010 and September 30, 2009, respectively, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years. The balance on the loan was fully paid as of November 23, 2009. We had $7.9 million of availability under its revolving credit line as of September 30, 2010.
The loan agreement with NSB also contains customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement limits the amount of distributions from and capital expenditures by Stockman’s. The loan agreement also provides for customary events of default including payment defaults and covenant defaults.
As of September 30, 2010, we held $15.9 million in a Federal Deposit Insurance Corporation (“FDIC”) insured non-interest bearing account and $0.3 million in a U.S. Government money market account with NSB, the institution where we hold the $7.9 million line of credit. NSB is a subsidiary of Zions Bancorporation. Weiss Ratings rated Zions ‘D’ (weak financial strength) in the September 17, 2010 report meaning that this institution demonstrates significant weaknesses which could negatively impact depositors or creditors. FDIC insurance ensures the full NSB cash balance is secure in the event of further bank weakness.
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
On October 9, 2009, effective September 30, 2009, an agreement was reached between RAM and us (“GEM Financial Resolution”) clarifying the treatment of the following items:
•	Reimbursable and non-reimbursable advances funded by the members, before RAM acquired its interest in GEM.

•	Repayments of disproportionate advances by us as prior agreements were unclear as to the treatment.
As a result, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 million reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain $1.4 million, which was recorded in September 2009. In addition, the GEM members agreed that distributions to the members would be made on a 50/50 basis to both members until such time RAM’s member payable was fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us was repaid. Thereafter, distributions to members were made on a 50/50 basis. Also, no further interest accruals were made on any member’s payables. As of March 31, 2010, RAM’s member payable had been paid and as of August 30, 2010, FHR’s member payable had also been paid.
In addition, our market analysis assumes the development of another Native American casino by the Gun Lake Tribe approximately one hour northwest of our facility. The project is being developed on approximately 147 acres, approximately 25 miles south of Grand Rapids, Michigan and 27 miles north of Kalamazoo, Michigan. The approximately $165.0 million project is expected to open in mid-February 2011 and include approximately 1,400 slot machines, 28 table games and various dining options. Construction of the project includes the conversion of a portion of an existing 192,000 square-foot building into support space for the casino and entertainment facility. Our Michigan project is located approximately 100 miles west of Detroit and approximately 100 driving miles northeast of Four Winds Casino, which opened in August 2007 near New Buffalo, Michigan.
Other projects
On September 13, 2010, we announced that we had entered into definitive agreements with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria Casino & Resort, located in Rising Sun, Indiana on the Ohio River. The purchase price is $43.0 million, exclusive of estimated cash and net working capital balances of $8.0 million and fees and expenses as of the closing date. We entered into a credit agreement with Wells Fargo National Association, as administrative agent for the lenders named in the credit agreement, on October 29, 2010 for a term loan in an amount up to $31.3 million and a revolving loan in an amount up to $4.7 million. We expect regulatory approvals will be obtained to accommodate a closing late in the first quarter of 2011. We anticipate applying approximately $19.0 million of cash on hand to the purchase price and funding the balance with available funds under the credit agreement. Through September 30, 2010, we have incurred $84,072 in acquisition related expenses which are included in project development expense. On September 10, 2010, we deposited the $0.5 million initial deposit toward the $43.0 million purchase price with an escrow agent and an additional $4.5 million was deposited on October 29, 2010. The closing of the Grand Victoria Casino and Resort acquisition and the initial funding under the credit agreement are subject to the satisfaction of certain conditions precedent, including among other things the receipt of all applicable gaming approvals. No assurance can be given that such conditions will be satisfied or that the acquisition will close.
Since 2005, we have been party to development and management agreements with the Montana tribe for a proposed casino to be built approximately 28 miles north of Sheridan, Wyoming. The Montana tribe currently operates the Charging Horse casino in Lame Deer, Montana, consisting of 100 gaming devices, a 300-seat bingo hall and restaurant. As part of the agreements, we have committed on a best efforts basis to arrange financing for the costs associated with the development and furtherance of this project up to $15.0 million. As of September 30, 2010, our advances to the Northern Cheyenne Tribe total $0.7 million.

We are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms, if at all, for the Montana project in the foreseeable future. We intend to continue working with the Northern Cheyenne Tribe to pursue the development of a casino near Lame Deer, Montana, however, based on current economic conditions we have determined that both the timing and feasibility of this project have become more difficult to determine. As a result, the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December, 2009, which resulted in an $0.7 million impairment loss.
In March 2008, we announced that we were no longer pursuing the Nambé Pueblo project. The Nambé Pueblo tribe has acknowledged its obligation to repay reimbursable development advances of approximately $0.7 million plus interest at prime plus 2%, from future gaming revenues, if any. We have been advised and therefore, currently believe that the Nambé Pueblo intends to develop a slot machine operation with approximately 200 devices, which when constructed, will be adjacent to its travel center and provide the Nambé Pueblo tribe with the financial wherewithal to repay the amounts owed to us. We have been advised that the Nambé Pueblo continues to work with potential financing sources to fund the gaming development. Based on information available about the current status of the financing effort, we believe funding may be completed in the first quarter of 2011 with the expected facility opening during the fourth quarter of 2011, which represents a three month delay from prior estimates. With due consideration to the foregoing factors, we have estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of September 30, 2010. There can be no assurance that the facility will be opened or that the receivable will be paid.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of September 30, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
2.1
Asset Purchase Agreement by and between Grand Victoria Casino & Resort, L.P. and Full House Resorts, Inc., dated as of September 10, 2010 (Incorporated by reference to Exhibit 2.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010. )

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

FULL HOUSE RESORTS, INC.
Date: November 8, 2010	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)