Form 10-K
period 2010-12-31
FULL HOUSE RESORTS INC
filed 2011-03-08
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2010

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
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2010, was: $50,208,086. As of March 1, 2011, there were 18,007,681 shares of Common Stock, $.0001 par value per share, outstanding.
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
BACKGROUND
Full House Resorts, Inc., a Delaware corporation formed in 1987, (Full House, we, our, ours, us) develops, manages, invests in and/or owns gaming-related enterprises. Beginning in 1994, we became involved in several gaming projects, including the FireKeepers Casino near Battle Creek, Michigan with the Nottawaseppi Huron Band of Potawatomi (the “Michigan Tribe”) and Harrington Raceway and Casino (“Harrington Casino”), a “racino” in Harrington, Delaware, both of which are discussed in detail below. The Company owns Stockman’s Casino in Fallon, Nevada, and we have entered into definitive agreements with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria Casino & Resort (“Grand Victoria”), located in Rising Sun, Indiana on the Ohio River. The acquisition, subject to receipt of gaming approvals, is currently expected to close early in the second quarter of 2011.
Projects Currently Operating
Harrington Raceway and Casino, Delaware
We are a 50%-investor in Gaming Entertainment (Delaware), LLC (“GED”), an unconsolidated joint venture with Harrington Raceway, Inc. (“HRI”), which has a management contract with Harrington Casino. Harrington Casino, a division of HRI, which operates video lottery terminals under the supervision of the Delaware State Lottery Office, commenced operations on August 20, 1996. GED provided over $11.0 million in financing and managed the development of the project, and has a contract to provide management services to HRI for a fee which expires in August 2011. We do not expect to renew the management contract with Harrington Casino. The fee is based primarily on a percentage of revenues and operating profits of Harrington Casino as defined, which was previously subject to an annual limitation. The gaming facility was originally 35,000 square feet and opened with 500 gaming devices, a simulcast parlor and a small buffet. An expansion and renovation project commenced in 2007 and was completed in early February 2008. The facility now offers approximately 1,800 slot machines and 40 table games, a 450-seat buffet, a fine dining restaurant, a 50-seat diner, and an entertainment lounge area.
On June 18, 2007, we restructured our joint venture agreement with HRI to allow HRI to assume complete control over day to day operations of Harrington Casino, while providing us with guaranteed growth in our GED adjusted management fee entitlement for the remaining term of the management agreement. Under the terms of the restructured management agreement, we receive the greater of 50% of GED’s distributable net income as prescribed under the management agreement or a 5% increase in our share of GED’s management fees paid in the prior year, except for 2008 when the increase was 8%. The annual growth rate in 2010 through the expiration of the GED management contract in August 2011 is 5% per year.
The Harrington Casino is located in Harrington, Delaware on Route 13, approximately 20 miles south of Dover, Delaware between Philadelphia and Baltimore/Washington, D.C. and is one of three gaming facilities operating in Delaware. In January 2010, the Delaware state legislature passed a law allowing live table games at the three Delaware casinos. The bill was signed into law and table game operations commenced in June 2010. In 2004, the Pennsylvania legislature passed a law authorizing gambling. Included in the authorized types of games are slot machines similar to those operated in Delaware. During 2006 and in January 2007, the Pennsylvania Gaming Control Board issued licenses for operators and gaming equipment suppliers. Several of the “racino” licensed facilities and casinos have subsequently opened. The Harrington Casino is located the furthest south of the three authorized gaming locations in Delaware and does not attract a substantial patronage from Pennsylvania. Pennsylvania has also legalized table games in 2009 which the Pennsylvania licensed facilities have begun to implement.
During 2008, the Maryland legislature approved casino-type gaming in certain designated counties of the state. In the November 2008 elections, Maryland voters passed a referendum approving the bill. The new law allows for a total of 15,000 slot machines in five locations. Two casino facilities have opened in Maryland, the Perryville casino opened in September 2010 and the Ocean Downs Racino opened in January 2011. While we expect there to be an adverse impact on the revenues of Harrington Casino from this added competition when it is fully implemented, as well as from the current economic climate, we expect to be insulated from the effect of such competitive and economic factors by the guaranteed minimum payment paid to us under the restructured management agreement with HRI, which guarantees us a 5% increase in the management fees we receive each year through the end of the agreement. Table games are not part of the authorization at Maryland gaming establishments, although the Maryland legislature is considering a bill to allow table game operations. This may give Delaware casinos an edge over Maryland gaming but the impact on revenues is unknown and is not expected to have a positive impact on our management fees.

Stockman’s Casino
We acquired Stockman’s Casino and Holiday Inn Express in Fallon, Nevada (“Stockman’s”) on January 31, 2007. The acquisition was funded by a reducing revolving loan agreement from Nevada State Bank of $16.0 million, approximately $1.2 million of seller financing in the form of a promissory note and approximately $10.2 million in cash which was raised as part of an equity offering in December 2006. Stockman’s Casino has approximately 8,400 square feet of gaming space with approximately 264 slot machines, four table games and keno. There is a bar, a fine dining restaurant and a coffee shop. Initially, our facility included a Holiday Inn Express, which had 98 guest rooms, indoor and outdoor pools, sauna, fitness center and a meeting room.
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
Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in the Churchill County area. Churchill County’s population is roughly 25,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s both in size and in number of gaming machines. At December 31, 2010, Stockman’s share of the slot units in the Churchill County market was approximately 23.5% and our share of slot revenues for the 2010 year was approximately 31.5%. While we are not aware of any planned expansion to gaming capacity in the Churchill County area, additional competition in the area may adversely affect the financial condition or results of operations of Stockman’s Casino.
FireKeepers Casino
We own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), a privately-held investment company. GEM has a management agreement with the Michigan Tribe, for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The Michigan Tribe’s compact with the State of Michigan, originally entered into in 1998, was amended in 2009 to permit gaming until 2030 and other matters.
The Michigan Tribe achieved final federal recognition as a tribe in April 1996. The land for the development was taken into trust in December 2006 and the Tribe obtained a gaming compact from Michigan’s governor in December 1998 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998. The compact became effective in 1999 upon its approval by the Secretary of the Interior and remains in effect for 20 years thereafter, but the recent amendment extended the term until 2030, reduced the slot exclusivity fee as well as amended certain other terms of the compact. The land designated for the casino was designated reservation land under federal law by the Secretary of the Interior in October 2007. The management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version was approved by the NIGC on April 21, 2008.
On May 6, 2008, the FireKeepers Development Authority of the Nottawaseppi Huron Band of Potawatomi Michigan Tribe (the “Authority”) closed on $340.0 million of Senior Secured Notes and a $35.0 million equipment financing facility to fund the development and construction of the FireKeepers Casino. In connection with the project financing, GEM received partial reimbursement of its tribal notes receivable in the amount of $9.3 million leaving a balance of $5.0 million outstanding due to GEM from the Michigan Tribe. The Michigan tribe paid the remaining $5.0 million with interest to GEM in February 2010.

The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2009. The closest competition to the FireKeepers Casino, prior to the opening of the Gun Lake Casino, is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area which is approximately 100 miles to the southwest. The Gun Lake Tribe constructed a casino which opened February 11, 2011 in Wayland, Michigan, approximately a one hour drive northwest of our site. The approximately $157.0 million project includes approximately 1,450 slot machines, 28 table games and various dining options. At this time, however, it is unclear how significant the impact the Gun Lake project may have on casino revenues and our related management fees.
In March 2011, the Authority announced that it plans to construct a 240 room resort style hotel on the FireKeepers Casino site. The project is in its final design stage, is expected to break ground in spring 2011 and is anticipated to open in late summer of 2012.
Projects in Development
Grand Victoria Casino & Resort, LP
On September 10, 2010, we entered into definitive agreements with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria, located in Rising Sun, Indiana, on the Ohio River. The purchase price is $43.0 million, exclusive of estimated cash and net working capital balances of $8.0 million and fees and expenses as of the closing date. We entered into a Credit Agreement (“Credit Agreement”) with Wells Fargo Bank on October 29, 2010 for a term loan and a revolving loan agreement. On December 17, 2010, the Company entered into a Commitment Increase Agreement and related Assignment Agreements with Wells Fargo and certain lenders under the Credit Agreement (the “Commitment”). The Commitment increases the funds available under the Credit Agreement from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million. All other terms of the Credit Agreement remain materially unchanged.
We expect regulatory approvals will be obtained to accommodate a closing on the property early in the second quarter of 2011. We anticipate applying approximately $19.0 million of cash on hand to the purchase price and funding the balance with available funds under the Credit Agreement. Through December 31, 2010, we have incurred $0.2 million in acquisition related expenses which are included in project development expense. On September 10, 2010, we deposited the $0.5 million initial deposit toward the $43.0 million purchase price with an escrow agent and an additional $4.5 million was deposited on October 29, 2010. This deposit is not refundable. In conjunction with closing on the financing commitment, we paid $2.0 million in financing related fees. As a result, we plan to use approximately $11.7 million of additional cash to complete the transaction. The closing of the Grand Victoria acquisition and the initial funding under the Credit Agreement, which are expected to occur early in the second quarter of 2011, are subject to the satisfaction of certain conditions precedent, including among other things the receipt of all applicable gaming approvals. We currently anticipate being licensed in the state of Indiana in mid-March, however no assurance can be given that such conditions will be satisfied or that the acquisition will close.
Discontinued Projects
Nambé Pueblo Indian Tribe — Santa Fe, New Mexico
In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. As a result, the Company recorded an impairment loss of $0.2 million related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center which will likely have the ability to repay the advances from future cash flows of the project once open. Funding is expected during the second quarter of 2011 with the expected facility opening in the fourth quarter of 2011. There can be no assurance that a facility will open or that we will receive all or any of our reimbursement.

Northern Cheyenne Tribe — Decker, Montana
The proposed site for this project is on land held in trust for the tribe, which was approved for gaming use by the Secretary of the Interior on October 28, 2008 and the Governor of Montana on July 30, 2009, pursuant to the Indian Gaming Regulatory Act. The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms, if at all, for the Montana project in the foreseeable future. Based on current economic conditions management has determined that both the timing and feasibility of this project have become more difficult to determine. As a result, we believe that the project assets are impaired and collectability is doubtful and the fair value of the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December 2009, which resulted in a $0.7 million impairment loss. As of December 31, 2010, the Montana project notes receivable and contract rights were written off, as the amounts are uncollectible.
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
Delaware Regulatory Matters
As the owner of at least 10% of the management company operating video lottery machines in Delaware, we are subject to approval under the Delaware Video Lottery Code in order for our Delaware joint venture to maintain its license to manage the video lottery location of the Harrington Casino. That law authorized the ownership and operation of video lottery machines, as defined in the law and commonly known as slot machines, by the State Lottery Office through certain licensed agents, including our Delaware joint venture and starting in 2009, the accepting of bets on sporting contests, commonly known as sports books. In January 2010, Delaware law was again changed to authorize live table games at the three licensed video lottery outlets. The bill was signed into law and table game operations commenced in June 2010.

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

•	application of appropriate accounting practices and procedures;
•	maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues;
•	recordkeeping and reporting to the Nevada gaming authorities;
•	fair operation of games; and
•	the raising of revenues through taxation and licensing fees.
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
Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $25,000 to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s participation in foreign gaming. We currently comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:
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
In May 2006, we adopted a compliance plan and appointed a compliance committee which currently consists of Company directors and officers, Ken Adams (Chair), Carl Braunlich (Director), Kathleen Caracciolo (Director) and Mark J. Miller (CFO and COO), in accordance with Nevada Gaming Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.
Indiana Regulatory Matters
The Company has formed a wholly-owned subsidiary, Gaming Entertainment (Indiana) LLC (“GEI”), to acquire and operate the Grand Victoria Casino and Resort in Rising Sun, Indiana. The ownership and operation of casino facilities in Indiana are subject to extensive state and local regulation, including primarily the licensing and regulatory control of the Indiana Gaming Commission (the “Commission”). The Commission is given extensive powers and duties for administering, regulating and enforcing riverboat gaming in Indiana.
Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. In April 2007, the Indiana General Assembly enacted legislation that authorized the two horse tracks located in Anderson and Shelbyville, Indiana to install 2,000 slot machines at each facility. The Commission granted each track a five-year gaming license authorizing the use of such slot machines. Installation of slot machines beyond the statutorily authorized number would require further approval by the Commission. The slot operations at the tracks opened in the second quarter of 2008.

The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in Indiana. The Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in Indiana.
The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Commission. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every person holding an ownership interest in the applicant. Any person holding an interest of 5% or more in the applicant must undergo a background investigation and be licensed. The Commission has the authority to request specific information on or license anyone holding an ownership interest.
Each license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. The Indiana Act allows a person to hold up to 100% of up to two individual licenses.
Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. The GEI has applied for the transfer of a riverboat owner’s license. Upon expected approval of the application by the Commission, the existing license would transfer and continue.
The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed.
The Commission has a rule mandating that licensees maintain a cash reserve to protect patrons against defaults in gaming debts. The cash reserve is to be equal to a licensee’s average payout for a three-day period based on the riverboat’s performance during the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.
The Indiana Act does not limit the maximum bet or loss per patron. Each licensee sets minimum and maximum wagers on its own games. Players must use chips or tokens as, according to the Indiana Act, wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from persons present on a licensed riverboat.
The Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Commission a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to MBEs and WBEs, respectively. The Commission has previously required licensees to establish goals of expending 10% of the total dollars spent on the majority of goods and services with MBEs and 5% with WBEs. Following a disparity study entitled “A Disparity Study for the Commission, May 2007” (the “Disparity Study”) to determine whether there existed a gap between the capacity of MBEs and WBEs and the utilization thereof by riverboat casinos in Indiana, the Commission mandated that, effective as of January 1, 2008, annual goals for expenditures to WBEs for the purchase of construction goods and services shall be set at 10.9%. For expenditures in all other areas, the Commission has taken the position that the capacity percentages set forth in the Disparity Study for MBEs and WBEs, respectively, are goals and targets for which best faith efforts of each licensee are expected. Failure to meet these goals will be scrutinized heavily by the Commission and the Indiana Act authorizes the Commission to suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these guidelines. However, if a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply.

A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.
Indiana state law stipulates a graduated wagering tax with a starting tax rate of 15% and a top rate of 40% for adjusted gross receipts in excess of $600.0 million. In addition to the wagering tax, an admissions tax of $3 per admission is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.
A licensee may enter into debt transactions that total $1.0 million or more only with the prior approval of the Commission. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the licensee enters into a debt transaction would be suitable for licensure under the Indiana Act. Unless waived, approval of debt transactions requires consideration by the Commission at two business meetings. The Commission, by resolution, has authorized its executive director, subject to subsequent ratification by the Commission, to approve debt transactions after a review of the transaction documents and consultation with the Commission chair and the Commission’s financial consultant.
The Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Act or the regulations of the Commission or for any other fraudulent act. In addition, the Commission may revoke an owner’s license if the Commission determines that the revocation of the license is in the best interests of the State of Indiana.
The Indiana Act provides that the sale of alcoholic beverages at riverboat casinos is subject to licensing, control and regulation pursuant to Title 7.1 of the Indiana Code and the rules adopted by the Indiana Alcohol and Tobacco Commission.
Indian Gaming
Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, (the “Regulatory Act”)) is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations.
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

The Regulatory Act also requires that the NIGC review tribal gaming ordinances. Such ordinances are approved only if they meet certain requirements relating to:
•	ownership;
•	security;
•	personnel background;
•	recordkeeping and auditing of the tribe’s gaming enterprises;
•	use of the revenues from gaming; and
•	protection of the environment and the public health and safety.
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

Under the Regulatory Act, we must provide the NIGC with background information, including financial statements and gaming experience, on:
•	each person with management responsibility for a management agreement;
•	each of our directors; and
•	the ten persons who have the greatest direct or indirect financial interest in a management agreement to which we are a party, or
•	in the case of a publicly traded company, the holders of 5% or more of the ownership interest in the Company.
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
In conjunction with the issuance of the license to GEM, we were approved by the Huron Tribal Gaming Commission on April 4, 2008. This license is renewable annually. We were granted a license renewal in 2010 and we have submitted the requisite renewal application for 2011. The Gaming Commission is also responsible for the regulation of gaming operations, including oversight and audits to ensure compliance with minimum internal controls established to ensure patron safety and the safeguarding of income and assets. Violations of internal controls and Gaming Commission imposed standards can result in penalties, fines, loss of employment and loss or denial of gaming licenses.
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

Indiana riverboat casinos are subject to regulation by the Indiana Department of Environmental Management (DEM). That department has regulations similar to the federal Department of Environmental Protection and maintains permitting and enforcement programs in the areas of air pollution, water and wastewater pollution and hazardous waste handling. As a riverboat and land-based golf club, we will be subject to the regulation of the DEM in our operations. The DEM has reporting requirements and can impose fines and other penalties for violations of its regulations. While there can be criminal sanctions for serious and intentional violations of the regulations, the general penalty is a fine of up to $25,000 for each day of a violation and injunctions against continued violations and corrective orders.
COMPETITION
The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; riverboat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks. The FireKeepers Casino, Stockman’s Casino, the Grand Victoria acquisition and the Indian-owned and other casinos that we are developing and plan to manage or own compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources.
Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in the Churchill County area. The county’s population is roughly 25,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s both in size and the number of gaming machines. At December 31, 2010, Stockman’s share of the slot units in the Churchill County market was approximately 23.5% and our share of slot revenues for 2010 was approximately 31.5%. While we are not aware of any planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations.
The closest competition to the FireKeepers Casino, prior to the opening of the Gun Lake Casino, is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area which is approximately 100 miles to the southwest. The Gun Lake Tribe constructed a casino in Wayland, Michigan, approximately a one hour drive northwest of FireKeepers Casino, which opened February 11, 2011. The approximately $157.0 million project includes approximately 1,450 slot machines, 28 table games and various dining options. At this time, however, it is unclear how significant the impact the Gun Lake project may have on casino revenues and our related management fees.
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

Additionally, during 2009, Delaware authorized its three licensed casinos to operate sports books for the taking of bets on sporting events. A federal court ruled that such bets must be parlay or multiple-contest bets and not bets on individual contests. This ruling is being appealed. Then, in January 2010, the legislature authorized live table games at the three licensed Delaware casinos. The bill was signed into law and table game operations commenced in June 2010. Neither form of wagering is permitted in Maryland. While increased types of wagering are expected to enhance revenues, the impact of these additional forms of legalized wagering has yet to be determined.
Grand Victoria Casino and Resort is one of three riverboat casinos located on the Ohio River in southeastern Indiana. Its closest competitor is the Hollywood Casino, only a twenty minute drive, which is larger with 150,000 square feet of casino space, 3,200 slots and electronic table games and over 88 table games from a $335.0 million expansion program completed in June 2009. To the south is the Belterra Casino, approximately thirty minutes away, with 1,600 slot machines and 54 table games. While Kentucky has no legal casino gaming and the cities of Lexington and Louisville are within the market of the Grand Victoria, Ohio has recently authorized legalized gambling with one casino being developed in Cincinnati and a proposed racino nearby. Each of these facilities is within the general market of Grand Victoria and will provide competition to our potential operations there.
EMPLOYEES
As of March 1, 2011, we have thirteen full-time corporate employees, four of whom are executive officers and an additional two are senior management. Our Stockman’s Casino has approximately 95 full-time employees and our Delaware joint venture and FireKeepers management contracts oversees approximately 613 and 1,348 full-time employees, respectively at the Harrington Casino and FireKeepers Casino, none of which are direct employees of the Company. Management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

Item 1A.	Risk Factors.
As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.
As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2.	Properties.
On August 5, 2009, the FireKeepers Casino, which is managed by GEM on behalf of the Michigan tribe, commenced operations. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 106,900 square foot gaming floor with 2,700 Class III slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants, including a 70-seat fine dining signature restaurant, a 300-seat buffet, a 150-seat 24-hour cafe and a 110-seat quick service restaurant and a grab-and-go outlet, as well as three bar areas. The bar areas include a sports bar with high definition flat screen televisions, a 113-seat lounge with cabaret and live entertainment and a lounge within our fine dining area. The casino also has an approximately 4,000 square-foot multi-function room used for special events and a gift shop with branded merchandise, an attached multi-level parking garage that accommodates approximately 2,100 vehicles, surface parking for an additional 917 vehicles and an area for bus and recreational vehicle parking. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM will perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. In March 2011, the Authority announced that it plans to construct a 240 room resort style hotel on the FireKeepers Casino site. The project is in its final design stage, is expected to break ground in spring 2011 and is anticipated to open in late summer of 2012.
Stockman’s, a wholly-owned subsidiary, owns the site on which Stockman’s Casino operates in Fallon, Nevada. Stockman’s has approximately 8,400 square feet of gaming space with approximately 264 slot machines, four table games and keno. There is also a bar, a fine dining restaurant and a coffee shop. Until February 20, 2008, the facility included a Holiday Inn Express, which had 98 guest rooms, indoor and outdoor pools, sauna, a fitness center and meeting room. The hotel was subsequently sold to an independent operator. Management considers Stockman’s Casino to be in good condition and well maintained. The Revolver is guaranteed by Stockman’s and is secured by a pledge of the stock and the assets of Stockman’s.

The Wells Fargo Credit Agreement will be secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries will guarantee the obligations of the Company.
We lease the office space in Las Vegas, Nevada pursuant to the amended lease agreement dated November 1, 2009. We occupy approximately 2,569 square feet of office space in the same location we have occupied for the past several years. The lease agreement expires September 30, 2013.

Item 3.	Legal Proceedings.
None.

Item 4.	(Removed and Reserved).
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our stock trades on the NYSE Amex under the symbol FLL. Set forth below are the high and low sales prices of the common stock as reported on the American Stock Exchange and the NYSE Amex for the periods indicated.

	High	Low
Year Ended December 31, 2010
First Quarter	$3.65	$2.25
Second Quarter	3.40	2.66
Third Quarter	3.30	2.82
Fourth Quarter	3.77	2.86

Year Ended December 31, 2009
First Quarter	$1.22	$0.90
Second Quarter	2.80	1.15
Third Quarter	2.98	2.10
Fourth Quarter	3.98	2.25
On March 1, 2011, the last sale price of the Common Stock as reported by the NYSE Amex Exchange was $3.97.
As of March 1, 2011, we had 130 holders of record of our common stock. We believe that there are over 1,000 beneficial owners.
We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and pursue acquisitions and, accordingly, do not expect to pay any cash dividends on our common stock in the foreseeable future.

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
Overview
We develop, manage, invest in and/or own gaming-related enterprises. The Company continues to actively investigate, individually and with partners, new business opportunities.
Specifically, we own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate GEM in our consolidated financial statements. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term. We are also a noncontrolling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware. On September 13, 2010, we announced an agreement to acquire all of the operating assets of Grand Victoria Casino & Resort, LP subject to conditions including the obtaining of financing and regulatory approvals.

Critical Accounting Estimates and Policies
Although our financial statements necessarily make use of certain accounting estimates by management, except as discussed in the following paragraphs, we believe that no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.
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
We have two variable interest entities, GED and GEM. Our investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between Harrington Raceway Inc. (“HRI”) and us. GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, the Company receives the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011. GED is a variable interest entity due to the fact that we have limited our exposure to the risk of loss. Therefore, we do not consolidate but account for our investment using the equity method. We believe the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans.
Due to our financing arrangement for the development and management of the FireKeepers project through a 50%-owned joint venture, GEM, we were exposed to the majority of risk of economic loss from the joint venture’s activities. As of August 2010, our member payable was paid. However, we direct the day to day operational activities of GEM that significantly impact GEM’s economic performance and therefore, we consider ourselves to be the primary beneficiary. As such, the joint venture continues to be a variable interest entity that requires consolidation in our financial statements.
Management believes the maximum exposure to loss from our investment in GEM is $5.6 million, which is composed of our equity investment that is eliminated in consolidation. Currently, GEM has no debt. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members were to be made on a 50/50 basis to both members until such time RAM’s member payable had been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us had been repaid. As of March 31, 2010, RAM’s member payable was paid and as of August 2010, FHR’s member payable also had been paid. Accordingly, GEM began paying a 50/50 split on distributions to the Company and RAM in September 2010.
Long-term assets related to Indian casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 320, “Investments-Debt and Equity Securities” and Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).

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
Subsequent to its effective initial recording at estimated fair value using “level 3 inputs,” which are defined in ASC Topic 820 as unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing an asset or liability, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date, also using level 3 inputs. Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates.
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
Contract rights
Contract rights are recognized as intangible assets related to the acquisition of the management agreements and periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis and amortized using the straight-line method over the lesser of seven years or contractual lives of the agreements, typically beginning upon commencement of casino operations. In the event the carrying value of the intangible assets were to exceed the undiscounted cash flow, the difference between the estimated fair value and carrying value of the assets would be charged to operations. The FireKeepers casino opened on August 5, 2009, and as a result, the $17.4 million in contract rights associated with the FireKeepers project began being amortized in the third quarter of 2009 on a straight-line basis over the seven year term of the GEM management agreement.
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. We have many years of experience in making these estimates. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in southwestern Michigan, five northern Indiana riverboats, three downtown Detroit casinos and another Native American casino by the Gun Lake Tribe approximately one hour northwest of our facility which opened February 11, 2011.

Summary of assets related to Indian casino projects
At December 31, 2010 and 2009, assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	2010	2009
FireKeepers Casino:

Notes receivable, tribal governments	$—	$4,682,420
Contract rights, net	13,244,811	15,617,016

	13,244,811	20,299,436

Other projects:

Notes receivable, tribal governments	427,567	430,467

	$13,672,378	$20,729,903

As previously noted, the FireKeepers Casino project comprises the majority of long-term assets related to Indian casino projects. We have an approved management agreement with the FireKeepers Development Authority, (the “Authority”) for the development and operation of the FireKeepers Casino, which provides that we will receive, only from the operations and financing of the project, reimbursement for all advances we have made to the Authority and a management fee, after certain distributions to the Tribe, equal to 26% of the net revenues of the casino (defined effectively as net income prior to management fees) for a period of seven years commencing upon opening. The terms of an amended management agreement were approved by the NIGC in April 2008. In May 2008, in connection with the project financing, $9.3 million of the notes receivable was repaid, which resulted in an increase in the estimated fair value of the notes receivable of approximately $1.8 million, which was recorded as an unrealized gain in the first quarter of 2008. The remaining $5.0 million of the note receivable was repaid in February 2010.
We are not obligated to fund the construction phase of our Northern Cheyenne project in Montana. The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms if at all for the Montana project in the foreseeable future. At December 2009, we determined that the project assets were impaired and collectability was doubtful and the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value which resulted in an $0.7 million impairment loss. As of December 31, 2010, the Montana project notes receivable and contract rights were written off.
In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. As a result, the Company recorded an impairment loss of $0.2 million related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center which will likely have the ability to repay the advances from future cash flows of the project once open. Funding is expected during the second quarter of 2011 with the expected facility opening during the fourth quarter of 2011. There can be no assurance that a facility will open or that we will receive all or any of our reimbursement.
Due to the absence of observable market quotes on our notes receivable from tribal governments, management develops inputs based on the best information available, including internally-developed data, such as estimates of future interest rates, discount rates and casino opening dates as discussed below.
The estimated fair value of our notes receivable related to tribal casino projects make up approximately 1% of our total assets, and are the only assets in our financial statements that are reported at estimated fair value. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows.

As of December 31, 2010, the fair value of the $0.7 million face amount Nambé notes receivable was estimated assuming an opening date of 1.0 year and a 23% discount rate. Also as of December 31, 2009, the fair value of the $0.6 million face amount Montana notes receivable, originally valued at $0.6 million was written down to zero value as we believe that the project assets are impaired and collectability is doubtful. As of December 31, 2010, the Montana notes receivable were written off as the amount was considered to be uncollectible.
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
Amortizations of contract rights are on a straight-line basis over the contractual lives of the assets. The contractual lives may include, or not begin until after, a development period and/or the term of the subsequent management agreement. Prior to 2007, the Company acquired an interest in contract rights, related to three joint venture projects for $1.8 million, of which $1.1 million was allocated to the Michigan project for control of the development processes. Accordingly, amortization of these rights commenced immediately with revisions to the development/amortization period accounted for prospectively as changes in estimates. Effective August, 2009, the remaining contract rights have been amortized on a straight-line basis over the seven year term of the GEM management contract. The FireKeepers casino opened on August 5, 2009, and as a result, the $17.4 million of contract rights associated with the FireKeepers project began being amortized on August 5, 2009 on a straight-line basis over the seven year term of the GEM management agreement.
Recently Issued Accounting Pronouncements
None.
Results of Operations
A significant portion of our revenue is generated from our management agreements with the Harrington Casino in Delaware and the FireKeepers Casino in Michigan. The Delaware contract ends in August 2011, and the Michigan contract ends in August 2016. We do not expect to renew the management contract with Harrington Casino, and there can be no assurance that the FireKeepers Casino management contract will be extended.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Operating revenues from continuing operations. For 2010, total operating revenues from continuing operations increased $13.9 million or 73.0%, as compared to 2009, primarily due to a $14.5 million increase in management fees from FireKeepers Casino. The FireKeepers Casino opened in August 2009. The increase in operating revenues was offset by decreases in casino and food and beverage revenues of $0.7 million or 7.9% at Stockman’s. We believe the decline in revenues (and in our year-to-date average market share of slot win from 34.9% in 2009 to 31.5% in 2010) at Stockman’s is generally consistent with and primarily a result of the general economic weakness in Churchill County, Nevada, and elsewhere and a lower than normal hold percentage due to the introduction of free play.
Operating costs and expenses from continuing operations. For 2010, total operating costs and expenses increased $1.4 million, or 11.0% as compared to 2009, primarily due to an increase in contract rights amortization of $1.4 million or 140.0% which we commenced amortizing upon the opening of FireKeepers in August 2009.
Project development costs. For 2010, project development costs increased $0.2 million or 93.8%, as compared to 2009, primarily due to the $0.2 million of acquisition expenses for the Grand Victoria Casino & Resort.
Selling, general and administrative expense. For 2010, selling, general and administrative expenses decreased $0.04 million, or 0.7%, as compared to 2009 mainly due to decreased stock compensation expenses at the corporate level of $0.3 million, offset by increased legal fees, related to the HRI arbitration of $0.08 million.
Operating gains (losses). For 2010, operating gains increased by $2.5 million, or 96.1%. The increase over 2009 is primarily due to a nonrecurring $2.1 million charge from the GEM member agreement modification signed in October 7, 2009. In that year, amounts due to each member by GEM were adjusted to reflect a total due to RAM of $8.5 million, including $2.7 million reported as equity, and a total due to the Company of $11.9 million, including $2.7 million reported as equity, causing our recognition of a net pre-tax gain of $1.4 million. The net pre-tax gain is presented gross on our 2009 statements of operations as a $2.1 million charge characterized as a member agreement modification offset by a $3.5 million credit attributable to the noncontrolling interest. Operating gains also increased in 2010 due to the effect of a nonrecurring $0.7 million impairment loss in 2009 related to the Montana project assets.
Other income (expense). For 2010, other income decreased by $0.2 million, or 71.0% consisting of a decrease of interest and other income of $0.3 million or 69.0%, related to interest on the $5.0 million receivable from FireKeepers Casino, which was repaid in 2009. Interest expense decreased $0.1 million, or 66.4% due to the interest expense related to the reduction of outstanding debt on the Company’s revolving line of credit and the payoff of the promissory note to Peters Family Trust.
Income taxes. For 2010, the effective income tax rate increased to approximately 43%, compared to 40% for the same period in 2009 primarily due to the effect of state income taxes on management fees received subsequent to the opening of the FireKeepers Casino in August 2009. There is no valuation allowance on the deferred tax asset of $0.1 million as of December 31, 2010, because management believes the deferred tax asset is fully realizable.
Noncontrolling interest. For 2010, the income attributable to noncontrolling interest in consolidated joint venture increased by $9.3 million consisting of RAM’s share of the increased net income in GEM of $18.7 million as compared to 2009. GEM’s increased net income was due primarily to the approximately $24.5 million in management fee income earned, related to the FireKeepers Casino.
Liquidity and Capital Resources
The United States has experienced a widespread and severe recession accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability and is also engaged in war, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may be significant.

The FireKeepers Casino, Harrington Casino and Stockman’s Casino operations are currently our primary sources of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ends in August 2011 and our management agreement for the FireKeepers Casino in Michigan end in August 2016. We do not expect to renew the management contract with Harrington Casino, and there can be no assurance that the FireKeepers Casino management contract will be extended. Under the management agreement for FireKeepers Casino, certain distributions must be paid from net revenue prior to the payment of the management fee to us. In addition, the Gun Lake Tribe has constructed a casino, which opened February 11, 2011, that is approximately a one-hour drive northwest of FireKeepers Casino, and the increase competition may affect the revenues of FireKeepers Casino and ultimately our management fee.
GEM began earning management fees from the FireKeepers Casino in the third quarter of 2009, with the first payments made in September. Distributions from the Delaware operation are governed by the terms of the applicable joint venture agreement and management reorganization agreement. The total amount distributed from the Delaware operations for the year ended December 31, 2010 and 2009 to us was $4.9 million and $4.7 million, respectively, which is a 5.0% increase from prior year. We expect to continue receiving management fees as currently prescribed under the joint venture agreement, with a minimum guaranteed growth factor over the prior year of 5.0% through August 2011.
On a consolidated basis, cash provided by operations for 2010 increased $6.4 million over the prior year primarily due to the FireKeepers Casino management fees. Cash provided by investing activities decreased $0.1 million from the prior year primarily due to cash deposited for the purchase of Grand Victoria, but offset by cash proceeds generated from the repayment of tribal advances. Cash provided by financing activities decreased $6.1 million primarily in 2010 due to repayment of long-term debt, distributions related to the FireKeepers Casino to RAM and loan fees associated with the purchase of Grand Victoria. As of December 31, 2010, the Company had approximately $13.3 million in cash and availability on its revolving credit facility of $7.9 million
Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, primarily at Stockman’s, and costs related to the acquisition of the Grand Victoria. Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects on gaming activity of the current economic environment and the lack of available funding sources, for example, due to the recent unprecedented global contraction in available credit, increases the uncertainty with respect to our development and growth plans.
The maximum committed amount under the loan agreement with Nevada State Bank (“Revolver”) was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009 and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreased $312,000 on July 1, 2009. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. The reducing revolving loan is payable over 15 years at a variable interest rate based on the five-year LIBOR/Swap rate plus 2.1%. This rate, which was 7.24% per annum as of December 31, 2010 and 2009, adjusts annually based on the funded debt to EBITDA ratio of Stockman’s, with adjustments based on the five-year LIBOR/Swap rate occurring every five years.
The Revolver also contains customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement limits the amount of distributions from and capital expenditures by Stockman’s. The loan agreement also provides for customary events of default including payment defaults and covenant defaults. The Credit Agreement covenants with Wells Fargo Bank state that the Nevada State Bank line of credit must be terminated at least two business days prior to the Wells Fargo loan initial funding date. The Company will terminate the Revolver prior to or upon borrowing the funds necessary to purchase the Grand Victoria (see “Other Projects” below).
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

On October 29, 2010, the Company, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank. On December 17, 2010, the Company entered into a Commitment Increase Agreement and related Assignment Agreements with Wells Fargo and certain lenders under the Credit Agreement (the “Commitment”). The Commitment increases the funds available under the Credit Agreement from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million. All other terms of the Credit Agreement remain materially unchanged by the Commitment. Funds borrowed under the Credit Agreement will be used to fund the Company’s previously announced $43.0 million acquisition, exclusive of approximately $8.0 million of cage cash on hand and net working capital, of the Grand Victoria in Rising Sun, Indiana. The acquisition and initial funding of the Credit Agreement is expected to occur early in the second quarter of 2011.
On or prior to the initial funding date, the Credit Agreement will be secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries will guarantee the obligations of the Company under the Credit Agreement.
Once funding occurs, the Company will pay interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement. The Base Rate means, on any day, the greatest of (a) Wells Fargo’s prime rate in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus one and one half percent (1.50%) and (c) the One Month LIBOR Rate for such day (determined on a daily basis as set forth in the Credit Agreement) plus one and one-half percent (1.50%). LIBOR Rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time.
The Credit Agreement contains customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business. The negative covenants are subject to certain exceptions as specified in the Credit Agreement.
The Credit Agreement also includes customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against the Company or its subsidiaries; occurrence of certain ERISA events; and certain changes of control.
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
As of December 31, 2010, we held $12.2 million in a Federal Deposit Insurance Corporation (“FDIC”) insured noninterest bearing account and $0.3 million in a U.S. Government money market account with Nevada State Bank (NSB), the institution where we hold the $7.9 million line of credit. NSB is a subsidiary of Zion’s Bancorporation. Weiss Ratings rated Zion’s “D” (weak financial strength) in the January 5, 2011, report meaning that this institution demonstrates significant weaknesses which could negatively affect the recoverability of depositors’ funds or creditors. FDIC insurance ensures the Company’s full NSB cash balance in the event of further bank weakness.

FireKeepers Casino
GEM, our FireKeepers Casino joint venture, has the exclusive right to arrange the financing and provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions are paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. The terms of our management agreement were approved by the NIGC in December 2007 and a revised management agreement was approved in April 2008. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM will perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total.
Effective September 30, 2009, an agreement was reached between RAM and us (“GEM Financial Resolution”) clarifying the treatment of the following items:
•	Reimbursable and non-reimbursable advances funded by the members, before RAM acquired its interest in GEM.
•	Repayments of disproportionate advances by us as prior agreements were unclear as to the treatment.
As a result, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 million reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain $1.4 million, which was recorded in September 2009. In addition, the GEM members agreed that distributions to the members will be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us was repaid. Thereafter, distributions to members were made on a 50/50 basis. Also, no further interest accruals were made on any member payables. As of March 31, 2010, RAM’s member payable had been paid and as of August 30, 2010, FHR’s member payable had also been paid.
On August 5, 2009, the FireKeepers Casino, which is managed by GEM on behalf of the Michigan Tribe, commenced operations. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 106,900 square foot gaming floor with 2,700 Class III slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants, including a 70-seat fine dining signature restaurant, a 300-seat buffet, a 150-seat 24-hour cafe and a 110-seat quick service restaurant and a grab-and-go outlet, as well as three bar areas. The bar areas include a sports bar with high definition flat screen televisions, a 113-seat lounge with cabaret and live entertainment and a lounge within our fine dining area. The casino also has an approximately 4,000 square-foot multi-function room used for special events and a gift shop with branded merchandise, an attached multi-level parking garage that accommodates approximately 2,100 vehicles, surface parking for an additional 917 vehicles and an area for bus and recreational vehicle parking. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM will perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. In March 2011, the Authority announced that it plans to construct a 240 room resort style hotel on the FireKeepers Casino site. The project is in its final design stage, is expected to break ground in spring 2011 and is anticipated to open in late summer of 2012. Although certain distributions (including a minimum guaranteed monthly payments to the Tribe of $50,000, a preferred payment to the Tribe of $0.2 million and repayment of loan principal to be paid out of the Tribe’s share of net revenues) will be paid from net revenue prior to the payment to the Company of the management fee, the Company believes the property will generate sufficient revenues to pay the management fee equal to 26% of net revenues on a monthly basis.
Other projects
On September 10, 2010, we entered into definitive agreements with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria, located in Rising Sun, Indiana, on the Ohio River. The purchase price is $43.0 million, exclusive of estimated cash and net working capital balances of $8.0 million and fees and expenses as of the closing date.

We expect regulatory approvals will be obtained to accommodate a closing early in the second quarter of 2011. We anticipate applying approximately $19.0 million of cash on hand to the purchase price and funding the balance with available funds under the Credit Agreement. Through December 31, 2010, we have incurred $0.2 million in acquisition related expenses which are included in project development expense. On September 10, 2010, we deposited the $0.5 million initial deposit toward the $43.0 million purchase price with an escrow agent and an additional $4.5 million was deposited on October 29, 2010. In conjunction with closing on the financing commitment, we paid $2.0 million in financing related fees. As a result, we plan to use approximately $11.7 million of additional cash to complete the transaction.
The closing of the Grand Victoria acquisition and the initial funding under the Credit Agreement are subject to the satisfaction of certain conditions precedent, including among other things the receipt of all applicable gaming approvals. We currently anticipate being licensed in the state of Indiana in mid-March, however no assurance can be given that such conditions will be satisfied or that the acquisition will close.
In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. As a result, the Company recorded an impairment loss of $0.2 million related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center which will likely have the ability to repay the advances from future cash flows of the project once open. Funding is expected during the second quarter of 2011 with the expected facility opening during the fourth quarter of 2011. There can be no assurance that a facility will open or that we will receive all or any of our reimbursement.
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. At December 31, 2010, the notes receivable from the Nambé tribe had been discounted approximately $0.2 million below the contractual value of the note receivable.
The Company continues to actively investigate, individually and with partners, new business opportunities. Management believes they will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.

Item 8.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Full House Resorts, Inc.
Las Vegas, NV
We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada
March 7, 2011

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash and equivalents	$13,294,496	$9,198,399
Notes receivable related to tribal casino project	—	4,682,420
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,072	2,276,422	1,802,100
Incomes taxes receivable	598,886	—
Prepaid expenses	796,858	372,735
Deferred tax asset	101,417	136,126
Deposits and other	106,810	90,685

	17,174,889	16,282,465

Property and equipment, net of accumulated depreciation	7,372,251	7,961,734

Long-term assets related to tribal casino projects
Notes receivable net of allowance of $0 and 618,875	427,567	430,467
Contract rights, net of accumulated amortization of $4,120,775 and $1,748,570	13,244,811	15,617,016

	13,672,378	16,047,483

Other assets
Goodwill	10,308,520	10,308,520
Deposits	5,166,112	330,297
Loan fees, net of accumulated amortization of $96,087 and $41,864	2,088,104	176,681
Other assets	668,532	478,406

	18,231,268	11,293,904

	$56,450,786	$51,585,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Debt to joint venture affiliate	$—	$1,450,087
Accounts payable	181,604	136,485
Income taxes payable	384,333	2,273,777
Accrued payroll and related	750,346	723,783
Other accrued expenses	229,323	288,443

	1,545,606	4,872,575
Deferred tax liability	2,110,333	1,756,085

	3,655,939	6,628,660

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,364,276 and 19,358,276 shares issued	1,936	1,936
Additional paid-in capital	42,699,533	42,665,390
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings (deficit)	6,164,927	(1,504,320)

	47,212,321	39,508,931
Noncontrolling interest in consolidated joint venture	5,582,526	5,447,995

	52,794,847	44,956,926

	$56,450,786	$51,585,586

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues
Casino	$6,529,773	$7,194,476
Food and beverage	1,728,879	1,775,623
Management fees	24,473,066	9,953,009
Other	165,411	89,575

	32,897,129	19,012,683

Operating costs and expenses
Casino	2,159,199	2,271,337
Food and beverage	2,016,394	1,970,309
Project development costs	423,160	218,353
Selling, general and administrative	6,429,845	6,473,117
Depreciation and amortization	3,421,256	2,090,094

	14,449,854	13,023,210

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	5,094,664	4,929,337
Unrealized gains (loss) on notes receivable, tribal governments	(2,900)	567,348
Member agreement modification	—	(2,147,327)
Impairment loss	—	(752,899)

	5,091,764	2,596,459

Operating income	23,539,039	8,585,932
Other income (expense)
Interest and other income	120,750	389,008
Interest expense	(58,368)	(173,819)

Income before income taxes	23,601,421	8,801,121
Income taxes	(5,739,430)	(3,184,955)

Net income	17,861,991	5,616,166
Income attributable to noncontrolling interest in consolidated joint venture	(10,192,744)	(847,927)

Net income attributable to the Company	$7,669,247	$4,768,239

Net income attributable to the Company per common share	$0.43	$0.26

Weighted-average number of common shares outstanding	18,005,390	18,025,326

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional	Retained		Total
	Common stock		Treasury stock		paid-in	earnings	Noncontrolling	stockholders’
2010	Shares	Dollars	Shares	Dollars	capital	(deficit)	interest	equity

Beginning balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,665,390	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	—	—	16,683	—	—	16,683
Issuances of common stock	6,000	—	—	—	17,460	—	—	17,460
Distributions to Members	—	—	—	—	—	—	(10,058,213)	(10,058,213)

Net income	—	—	—	—	—	7,669,247	10,192,744	17,861,991

Ending balances	19,364,276	$1,936	1,356,595	$(1,654,075)	$42,699,533	$6,164,927	$5,582,526	$52,794,847

					Additional			Total
	Common stock		Treasury stock		paid-in		Noncontrolling	stockholders’
2009	Shares	Dollars	Shares	Dollars	capital	Deficit	interest	equity

Beginning balances	19,350,276	$1,935	1,210,414	$(1,502,182)	$42,356,098	$(6,272,559)	$4,600,068	$39,183,360
Previously deferred share-based compensation recognized	—	—	—	—	288,893	—	—	288,893
Issuances of common stock	8,000	1	—	—	20,399	—	—	20,400
Purchase of treasury stock	—	—	146,181	(151,893)	—	—	—	(151,893)

Net income	—	—	—	—	—	4,768,239	847,927	5,616,166

Ending balances	19,358,276	$1,936	1,356,595	$(1,654,075)	$42,665,390	$(1,504,320)	$5,447,995	$44,956,926

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net income	$7,669,247	$4,768,239
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated investee	(3,181,139)	(3,468,195)
Distributions from unconsolidated investee	3,096,193	3,420,469
Non-controlling interest in consolidated joint venture	10,192,744	847,927
Unrealized gain on notes receivable, tribal governments	2,900	(567,348)
Gain on disposal of fixed assets	(6,101)	—
Depreciation	1,049,051	1,070,752
Amortization of gaming and other rights	2,372,205	1,019,342
Impairment loss adjustment	—	752,899
Deferred compensation	16,683	—
Share-based compensation	17,460	309,293
Member agreement modification	—	2,147,327
Increases and decreases in operating assets and liabilities:
Accounts receivable	(1,390,788)	(1,204,252)
Prepaid expenses	(424,123)	131,286
Deferred tax asset	34,709	157,472
Deposits and other current assets	(16,125)	7,524
Other assets	158,862	(156,263)
Accounts payable and accrued expenses	10,088	98,481
Income taxes payable	(1,889,444)	2,158,292
Deferred tax liability	354,248	161,661

Net cash provided by operating activities	18,066,670	11,654,906

Cash flows from investing activities:
Proceeds from repayment of tribal advances	5,000,000	—
Purchase of property and equipment	(360,481)	(404,679)
Proceeds from sale of assets	1,200	20,569
Deposits and other capitalized acquisition costs	(5,122,245)	—
Other	(15,100)	854

Net cash used in investing activities	(496,626)	(383,256)

Cash flows from financing activities:
Repayment of long-term debt	(1,450,087)	(7,616,863)
Distributions to non-controlling interest in consolidated joint venture	(10,058,213)	—
Proceeds from borrowings	—	395,000
Purchase of treasury stock	—	(151,893)
Loan fees	(1,965,647)	(4,250)

Net cash used in financing activities	(13,473,947)	(7,378,006)

Net increase in cash and equivalents	4,096,097	3,893,644
Cash and equivalents, beginning of year	9,198,399	5,304,755

Cash and equivalents, end of year	$13,294,496	$9,198,399

	2010	2009
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	—	$102,764

Cash paid for income taxes	$8,259,760	$671,485

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment financed with prior year deposit	$94,185	—

Debt refinanced through line of credit	—	$705,989

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, NATURE AND HISTORY OF OPERATIONS
Nature of operations and key relationships. Full House Resorts, Inc. (“we,” “us,” “our,” “Full House” or the “Company”), develops, manages, invests in and/or owns gaming related enterprises. The Company continues to actively investigate, individually and with partners, new business opportunities including commercial and tribal gaming operations in profitable markets.
GED. We are a noncontrolling 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Raceway and Casino, at the Delaware State Fairgrounds in Harrington, Delaware (“Harrington Casino”). Harrington Casino has approximately 1,800 slot machines and 40 table games, a 450-seat buffet, a 50-seat diner, a gourmet steakhouse and an entertainment lounge area.
Under the terms of the joint venture agreement, as restructured in 2007, the Company receives the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011 (Note 3).
GEM. We own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with co-venturer, RAM Entertainment, LLC (“RAM”), where we have determined we are the primary beneficiary and, therefore, include GEM in our consolidated financial statements. RAM is a privately-held investment company. GEM has a management agreement with the Nottawaseppi Huron Band of Potawatomi Indians (the “Michigan Tribe”), for the development and management of the FireKeepers Casino near Battle Creek, Michigan. More specifically, our joint venture has the exclusive right to arrange the financing and provide casino management services to the Michigan tribe in exchange for 26% of net profits for seven years and certain other specified consideration from any future gaming or related activities conducted by the Michigan Tribe.
On August 5, 2009, the FireKeepers Casino commenced operations. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers Casino has a 106,900 square foot gaming floor with 2,700 Class III slot machines, 78 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants, including a 70-seat fine dining signature restaurant, a 300-seat buffet, a 150-seat 24-hour cafe and a 110-seat quick service restaurant and a grab-and-go outlet, as well as three bar areas. The bar areas include a sports bar with high definition flat screen televisions, a 113-seat lounge with cabaret and live entertainment and a lounge within our fine dining area. The casino also has an approximately 4,000 square-foot multi-function room used for special events and a gift shop with branded merchandise, an attached multi-level parking garage that accommodates approximately 2,100 vehicles, surface parking for an additional 917 vehicles and an area for bus and recreational vehicle parking. In March 2011, the Authority announced that it plans to construct a 240 room resort style hotel on the FireKeepers Casino site. The project is in its final design stage, is expected to break ground in spring 2011 and is anticipated to open in late summer of 2012.
In 2002, the Company entered into a joint venture membership agreement with RAM, a privately held investment company, whereby RAM was admitted as a 50% member in GEM and Gaming Entertainment (California), LLC, (GEC), consolidated investee of the Company, in exchange for providing a portion of the necessary funding for the development of planned projects in Michigan and California. Accordingly, RAM loaned Full House $2.4 million to fund the projects. Pursuant to the joint venture membership agreement, effective in 2007, RAM exercised its right to convert the loan into a $2.0 million capital contribution in, and a $0.4 million loan to GEM. In addition, accrued interest payable in the amount of $0.6 million, previously due on the original promissory note, was also converted into a loan to GEM which was to mature no sooner than two years after the opening of the Michigan project.
Effective September 30, 2009, an agreement was reached between the Company and RAM (“GEM Financial Resolution”) (Note 9) clarifying the treatment of the following items:
•	Reimbursable and non-reimbursable advances funded by the members, before RAM acquired its interest in GEM.
•	Repayments of disproportionate advances by the Company as prior agreements were unclear as to the treatment.

As a result, payables due from GEM to each member were adjusted to reflect a total payable due to RAM of $8.5 million, including $2.7 million reported as equity, and a total payable due to FHR of $11.9 million, including $2.7 million reported as equity, resulting in the recognition of a net pre-tax gain $1.4 million, which was recorded in September 2009. In addition, the GEM members agreed that distributions to the members would be made on a 50/50 basis to both members until such time RAM’s member payable was fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us was repaid. Thereafter, distributions to members are to be made on a 50/50 basis. Also, no further interest accruals were made on any member payables. As of March 31, 2010, RAM’s member payable had been paid and as of August 30, 2010, FHR’s member payable had also been paid and therefore, distributions are now made on a 50/50 basis.
Stockman’s. Stockman’s has approximately 8,400 square feet of gaming space with approximately 264 slot machines, four table games and keno. The property also has a bar, a fine dining restaurant and a coffee shop.
Other. The Company also has development and management agreements with the Northern Cheyenne Nation of Montana (the “Montana Tribe”) for the development and management of a 25,000 square foot gaming facility to be built approximately 28 miles north of Sheridan, Wyoming. The management agreement provides for a management fee of 30% of revenues net of prizes and operating expenses and is subject to approval by the NIGC, while the development agreement obligates the Montana Tribe to reimburse any development advances from future gaming revenue in the event the management agreement is not approved. The previously estimated fair value of the notes receivable and contract rights related to the project were written down to zero value as of December, 2009, which resulted in $0.7 million impairment loss (Note 4). As of December 31, 2010, the notes receivable and contract rights related to the project were written-off as the amounts are expected to be uncollectible.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and accounting. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”). In addition, as stated in Note 1, GEM, a 50%-owned investee of the Company that is jointly owned by RAM, has been consolidated. The Company accounts for its investment in GED (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated. In addition, on January 1, 2009, the Company retroactively adopted the requirements of ASC Topic 810 for the noncontrolling or minority interest in a subsidiary. The adoption of these provisions of Topic 810 did not have any effect on the Company’s consolidated net income or net income attributable to the Company per common share for the periods presented.
The Company has not elected to adopt the option available under ASC Topic 825, “Financial Instruments”, to measure any of its eligible financial instruments or other items. Accordingly, except where carried at estimated fair value under other generally accepted accounting principles and disclosed herein (Note 4), the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting.
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
Concentrations and economic risks and uncertainties. The United States has been experiencing a widespread and severe recession accompanied by, among other things, weakness in consumer spending including for gaming and other recreational activity and reduced credit and capital financing availability in the commercial and investment banking systems resulting in reduced credit and capital financing availability, and highly curtailed gaming and other recreational activities and general discretionary consumer spending, and is also engaged in war, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in northern Nevada, Delaware and Michigan. Accordingly, future operations and cash flows could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on the Company’s future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may likely be significant.

Except as discussed in the following paragraph, the Company’s credit risk (or market risk) is concentrated in notes receivable from tribal governments (Note 4). Advances to tribal governments, including contractual accrued interest, if any, are recoverable solely from the future cash flows generated by the operations of the gaming facility and, although there can be no assurance that a facility will be opened, management does not believe that there currently is significant risk of loss associated with such investment, but considers its assessment of such risk in its fair value estimates. However, the maximum loss that could be sustained if such advances prove to be uncollectible is limited to the recorded amount of the receivable and the related contract rights, less any allowances that may be provided.
Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value based on customers’ past credit history and current financial condition and on current general economic conditions. Since credit is extended on a short-term basis, accounts receivables do not normally bear interest. The allowances for doubtful accounts are estimated by management for accounts that are partially or entirely uncollectible. The Company records uncollectible allowances over 90 days old as a charge to selling, general and administrative expenses.
Property and equipment. Property and equipment (Note 8) is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Debt issuance costs. Costs incurred in obtaining long-term financing are included in loan fees, net of amortization over the life of the related debt. As of December 31, 2010, the Company had incurred $2.0 million in loan fees related to the Wells Fargo Credit Agreement, which will be amortized beginning when the debt is drawn. The amount of expected amortization over each of the next five years will be approximately $0.4 million per year.
Investment in unconsolidated joint venture. The Company accounts for its investment in GED using the equity method of accounting (Note 3). The investment in GED was $0.2 million and $0.1 million December 31, 2010 and 2009, respectively, included in other assets. The amounts due from HRI of $0.7 million and $0.6 million December 31, 2010 and 2009, respectively, are included in accounts receivable.
Assets related to Indian casino projects. The Company evaluates the financial opportunity of each potential service arrangement before entering into an agreement to provide financial support for the development of and subsequent management services for an Indian casino project. The Company accounts for its notes receivable from and management contracts with the tribes as separate assets.
Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments (Note 4), the Company’s financial assets that are recorded and subsequently measured at estimated fair value based only on level 3 inputs from among the three levels of the fair value hierarchy set forth in ASC Topic 820. The level 3 inputs used are based primarily on management’s estimates of expected cash flow streams, future interest rates, casino opening dates and discount rates.
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
Revenue recognition and promotional allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (commonly called “casino front money”) and for chips and tokens in the customers’ possession (outstanding chip and token liability). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed, net of revenue-based taxes. Advance ticket sales are recorded as deferred revenue until services are provided to the customer. Revenues are recognized net of certain sales incentives, and accordingly, cash incentives to customers for gambling activity, including the cash value of points redeemed by Players Club members, totaling $0.09 and $0.4 million have been recognized as a direct reduction of casino revenue in 2010 and 2009, respectively. Sales and similar revenue-linked taxes collected from customers are excluded from revenue and recorded as a liability payable to the appropriate taxing authority and included in accrued expenses. Revenue also does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $0.3 million in 2010 and $0.2 million in 2009. The estimated cost of providing such gratuities is included primarily in casino expenses as follows:

	2010	2009

Food and beverage	$275,824	$222,294
Cash incentives	94,593	414,813
Other incentives	1,145	909

	$371,562	$638,016

GEM receives a management fee of 26% of net profits from FireKeepers Casino and beginning on December 2, 2010, also receives a consulting fee related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. Both contracts are recorded monthly as earned on an accrual basis. Typically, the payment is received in the following month.
Share-based compensation. For 2010 and 2009, share-based compensation expense of approximately $0.02 million and $0.30 million respectively, from stock awards (Note 13) is included in general and administrative expense. Unvested stock grants made in connection with the Company’s 2006 Incentive Compensation Plan and a consulting agreement with a director were viewed as a series of individual awards and the related share-based compensation expense was initially deferred and recorded as unearned stock-based compensation, shown as a reduction of stockholders’ equity, and was subsequently amortized into operations as compensation expense as services were provided on a straight-line basis over the vesting period. The value of the restricted stock at the date of grant is amortized through expense over the requisite service period using the straight-line method. The Company grants shares of restricted stock, rather than options, to key members of management and the Board of Directors. Since 2006, there have been no forfeitures of such restricted shares granted and there are currently no unvested stock grants.

Legal defense costs. The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, records such as period costs when the related services are rendered.
Income taxes. Income tax-related interest and penalties, if any, are treated as part of income tax expense.
Income per common share. Basic income or earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method. As of December 31, 2010 and 2009, there were no common equivalent shares that would have been dilutive and, therefore, the calculations for basic and diluted EPS are equal.
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
Under the terms of the joint venture agreement, as restructured in 2007, the Company receives the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011. Management does not expect the management contract with Harrington Casino will be renewed.
As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of an account receivable from HRI of $0.7 million as of December 31, 2010 and $0.6 million as of December 31, 2009. The investment in GED was $0.2 million and $0.1 million December 31, 2010 and December 31, 2009, respectively, included in other assets.
On June 19, 2009, Harrington Raceway, Inc. filed a demand for arbitration, disputing the formula for computing the minimum payment of our share of the management fee pursuant to the Management Reorganization Agreement dated June 18, 2007. Harrington Raceway’s demand would require the Company to refund $1.5 million in management fees. A hearing was held on February 15 and 16, 2010. On April 26, 2010, the American Arbitration Association (“AAA”) arbitrator issued a binding decision in our favor and denying the claim of HRI. The decision held that pursuant to the Management Reorganization Agreement, we are entitled to the greater of the share of management fee actually due from the operations or the amount actually paid in the prior year plus a percentage increase, currently 5%. The decision held further that HRI is not entitled to any credit, and the payments are to continue as they have been computed. On May 25, 2010, we received notice from the AAA that the arbitrator declined to consider our request for an award of attorney’s fees and additional costs.

Summary financial information for GED as of and for the years ended December 31, 2010 and 2009 follows:
CONDENSED BALANCE SHEET INFORMATION

	2010	2009
Total assets	$426,449	$420,907
Total liabilities	41,487	205,838
Members’ capital	384,962	215,069
CONDENSED STATEMENT OF INCOME INFORMATION

	2010	2009
Revenues	$29,807,625	$24,255,490
Net income	6,392,279	6,936,391
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
As of December 31, 2010 and 2009, notes receivable from tribal governments were as follows:

	2010	2009
Contractual (stated) amount:
FireKeepers Development Authority	$—	$5,000,000
Other	661,600	1,280,475

	$661,600	$6,280,475

Estimated fair value of notes receivable:
FireKeepers Development Authority	$—	$4,682,420
Other	427,567	430,467

	$427,567	$5,112,887

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
The recent economic recession and resulting impact on credit availability has significantly decreased the likelihood that financing could be obtained on favorable terms if at all for the Montana project in the foreseeable future. As a result, we believe that the project assets are impaired and collectability is doubtful and the fair value of the notes receivable originally valued at $0.6 million and contract rights originally valued at $0.1 million related to the project were written down to zero value as of December 2009, which resulted in a $0.7 million impairment loss. As of December 31, 2010 the project assets were written-off.

In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. As a result, the Company recorded an impairment loss of $0.2 million related to capitalized contract rights during the fourth quarter of 2007. We are in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center which will likely have the ability to repay the advances from future cash flows of the project once open. Funding is expected during the second quarter of 2011 with the expected facility opening during the fourth quarter of 2011. There can be no assurance that a facility will ever open or that we will receive all or any reimbursement. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of December 31, 2010.
The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, based on level 3 inputs, from January 1, 2010, to December 31, 2010:

	2010
		FireKeepers
		Development
	Total	Authority	Other tribes
Balances, January 1, 2010	$5,112,887	$4,682,420	$430,467
Unrealized gains	314,680	317,580	(2,900)
Repayment of notes receivable	(5,000,000)	(5,000,000)	—

Balances, December 31, 2010	$427,567	$—	$427,567

	2009
		FireKeepers
		Development
	Total	Authority	Other tribes
Balances, January 1, 2009	$5,114,767	$4,097,002	$1,017,765
Other	(854)	—	(854)
Impairment loss	(568,374)	—	(568,374)
Unrealized gains	567,348	585,418	(18,070)

Balances, December 31, 2009	$5,112,887	$4,682,420	$430,467

5. CONTRACT RIGHTS
Contract rights are comprised of the following as of December 31, 2010 and 2009:

		Accumulated
2010	Cost	amortization	Net
FireKeepers project, initial cost	$4,155,213	$(840,936)	$3,314,277
Firekeepers project, additional	13,210,373	(3,279,839)	9,930,534

	$17,365,586	$(4,120,775)	$13,244,811

		Accumulated
2009	Cost	amortization	Net
Firekeepers project, initial cost	$4,155,213	$(247,334)	$3,907,879
Firekeepers project, additional	13,210,373	(1,501,236)	11,709,137

	$17,365,586	$(1,748,570)	$15,617,016

Amortization commenced on these additional contract rights at the opening date of the FireKeepers Casino over the management contract period (seven years). The estimated amortization expense of contract rights for each of the next five years is expected to be $2.4 million per year.

6. GOODWILL
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s Casino operation. The Company’s review of goodwill as of December 31, 2010, resulted in a nominal excess of estimated fair value over the carrying amount of Stockman’s goodwill and related assets using an market approach considering an earnings multiple of 6.5 times. The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. Management believes Stockman’s could sustain a minimal decline in projected earnings or earnings growth without impairment.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of the Company’s cash and equivalents, accounts receivable and accounts payable approximate their estimated fair values because of the short maturity of those instruments. All of the Company’s notes receivables are carried at estimated fair value, determined based on level 3 inputs, as discussed in Notes 2 and 4, above.
8. PROPERTY AND EQUIPMENT
At December 31, 2010 and 2009, property and equipment consists of the following:

	Estimated
	useful
	lives	2010	2009
Land		$1,885,400	$1,885,400
Buildings and improvements	10-39	5,580,045	5,580,045
Furniture and equipment	5-7	6,795,764	6,436,829

		14,261,209	13,902,274
Less accumulated depreciation		(6,888,958)	(5,940,540)

		$7,372,251	$7,961,734

9. LONG-TERM DEBT
At December 31, 2010 and 2009, long-term debt consists of the following:

	2010	2009
Long-term debt, due to co-venturer (RAM):
Promissory notes	$—	$1,450,087
Less current portion	—	(1,450,087)

	$—	$—

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

Reducing revolving loan (the “Revolver”). The maximum committed amount under the Revolver was increased from $8.1 million to $8.9 million, based upon the amendment to the Revolver dated June 25, 2009, and the repayment terms were amended (as discussed below). The maximum amount permitted to be outstanding under the Revolver decreased $312,000 on July 1, 2009, and any outstanding amounts above such reduced maximum must be repaid. Effective January 1, 2010, based upon the amendment to the Revolver, the maximum amount permitted to be outstanding decreases $329,000 semiannually on January 1 and July 1 of each year and any outstanding amounts above such reduced maximum must be repaid on each such date. Draws on the Revolver are payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. This rate adjusts annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets are pledged as collateral for the loan. The Revolver also contains certain customary financial representations and warranties and requires that Stockman’s maintain specified financial covenants, including a fixed charge coverage ratio, a funded debt to EBITDA ratio and a minimum tangible net worth. In addition, the loan agreement limits the amount of distributions from and capital expenditures by Stockman’s. The loan agreement also provides for customary events of default including payment defaults and covenant defaults. As of December 31, 2010 and December 31, 2009, there were no amounts drawn on the Revolver, and the Company was in full compliance with the debt covenants. As of December 31, 2010, the Company had $7.9 million available and unused under its revolving credit line. The covenants in the Credit Agreement (described below) require the Company to terminate the Revolver at least two business days prior to the Wells Fargo loan initial funding date of the Credit Agreement.
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
Credit Agreement with Wells Fargo. On October 29, 2010, the Company, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with the financial institutions listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, as collateral agent for the Secured Parties (as defined in the Credit Agreement), as security trustee for the Lenders, as Letters of Credit Issuer and as Swing Line Lender. On December 17, 2010, the Company entered into a Commitment Increase Agreement and related Assignment Agreements with Wells Fargo and certain Lenders (the “Commitment”). The Commitment increases the funds available under the Credit Agreement from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million. All other terms of the Credit Agreement remain materially unchanged.
Funds borrowed under the Credit Agreement will be used to fund the Company’s previously announced $43.0 million acquisition, exclusive of approximately $8.0 million of cage cash on hand and net working capital, of the Grand Victoria Casino and Resort in Rising Sun, Indiana (“Grand Victoria”). The closing of the Grand Victoria acquisition and the initial funding under the Credit Agreement are subject to the satisfaction of certain conditions precedent, including among other things the receipt of all applicable gaming approvals. We currently anticipate being licensed in the state of Indiana in mid-March, however no assurance can be given that such conditions will be satisfied or that the acquisition will close.
On or prior to the initial funding date, the Credit Agreement will be secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries will guarantee the obligations of the Company under the Credit Agreement. Once funding occurs, the Company will pay interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement. The Base Rate means, on any day, the greatest of (a) Wells Fargo’s prime rate in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus one and one half percent (1.50%) and (c) the One Month LIBOR Rate for such day (determined on a daily basis as set forth in the Credit Agreement) plus one and one-half percent (1.50%). LIBOR Rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time.

The Credit Agreement contains customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business. The negative covenants are subject to certain exceptions as specified in the Credit Agreement.
10. STOCKHOLDERS’ EQUITY
Pursuant to a stock repurchase plan (the “Repurchase Plan”) adopted in 2008, the Company’s board of directors authorized the repurchase of up to $2.0 million of the Company’s common stock, and extended the expiration of the Repurchase Plan to April 30, 2009. Through December 31, 2009, the Company had repurchased 1,356,595 shares at a weighted average-price per share of $1.22 ($1.6 million, including commissions and other related transaction costs). The Repurchase Plan expired April 30, 2009, and therefore is no longer in effect.
On May 31, 2010, the Board of Directors authorized the Company to repurchase up to $1.0 million in additional common stock of the Company at a price not to exceed $3.00 per share subject to management’s discretion. This authorization expired on December 31, 2010, without any shares being repurchased and is no longer effective.
11. INCOME TAXES
The income tax provision consists of the following:

		2010	2009
Current:	Federal	$3,587,094	$2,255,965
	State	1,777,895	609,857

		5,364,989	2,865,822

Deferred:	Federal	354,076	223,572
	State	20,365	95,561

		374,441	319,133

		$5,739,430	$3,184,955

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	2010	2009
Tax provision at U.S. statutory rate	$4,562,113	$2,704,086
State taxes, net of federal benefit	1,310,630	519,203
Other (benefit)	(133,313)	(38,334)

	$5,739,430	$3,184,955

At December 31, 2010 and 2009, the Company’s deferred tax assets (liabilities) consist of the following:

	2010	2009
Deferred tax assets:
Deferred compensation	$—	$37,186
Prepaid expenses and accruals	101,417	84,479
Allowance for doubtful accounts	—	364
Depreciation of fixed assets	—	36,931
Other	—	53,487

	101,417	212,447

Deferred tax liabilities:
Interest in partnerships	(70,023)	(74,743)
Amortization of gaming rights and unrealized gain on tribal receivables	(1,001,954)	(946,274)
Amortization of goodwill	(929,003)	(694,830)
Other	(109,353)	(116,559)

	(2,110,333)	(1,832,406)

	$(2,008,916)	$(1,619,959)

Management has made an annual analysis of its state and federal tax returns that remain subject to examination by major authorities (presently consisting of tax years 2006 through 2009) and concluded that the Company has no recordable liability as of December 31, 2010 or 2009, for unrecognized tax benefits as a result of uncertain tax positions taken.
12. COMMITMENTS
Operating leases. In November 2009, the Company entered into an agreement to lease office space as lessee through July 31, 2013. Effective December 31, 2010, Stockman’s entered into a lease agreement as lessee for its primary outdoor casino sign until November, 2015.
The total rent expense for all operating leases as of December 31, 2010 and 2009 was $0.1 million.
Future minimum lease payments are as follows:

2011	$112,006
2012	108,402
2013	87,401
2014	47,448
2015	43,494

$398,751

Employment agreements. The Company is obligated under employment agreements with certain key employees that provide the employee with a base salary, bonus, restricted stock grants and other customary benefits and severance in the event the employee is terminated without cause or due to a “change of control,” as defined in the agreements. The severance amounts vary with the term of the agreement and can be up to two years’ base salary and an average bonus calculated as earned in the previous three years. If such termination occurs within two years of a change of control, as defined in the agreements, or by the Company without cause, the employee will receive a lump sum payment equal to no less than one year’s annual base salary, a lump sum cash payment equal to the average bonus earned in the previous two to three years, and the acceleration and vesting of all unvested shares and stock-based grants awarded upon the date of change of control, along with insurance costs, 401(k) matching contributions and certain other benefits total ranging from $1.8 million to $1.9 million, in the aggregate.
In the event the employee’s employment terminates due to illness, incapacity or death, the severance amounts vary with the term of the agreement and can be up to two years’ base salary, an amount equal to the prior year bonus on a pro-rata basis to date of termination, reimbursement of expenses incurred prior to date of termination, and applicable insurance and other group benefit proceeds, including those due under any Company long-term disability plan with an expected cost ranging from $0.1 million to $0.8 million per employee.
Defined Contribution Pension Plan. The Company sponsors a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions by the Company. Matching contributions made by the Company were $0.1 million for 2010 and 2009, excluding nominal administrative expenses assumed by the Company.

13. SHARE-BASED COMPENSATION PLANS
In 2006, the Company’s stockholders approved the 2006 Incentive Compensation Plan (the “Plan”), authorizing the issuance of up to 1,100,000 restricted shares of the Company’s common stock as incentive compensation to officers, directors and consultants. In 2008, the number of shares allocated to the Plan was increased to a total of 1,200,000. At the time of the initial authorization of the Plan in 2006, the Company’s compensation committee also approved the issuance of 668,000 shares of restricted stock pursuant to the Plan, then valued at the closing price of the Company’s stock ($3.25), with no discount. Of the total shares granted, 145,500 immediately vested and the remaining 522,500 vested through February 2010, upon certain conditions including continuous service of the recipient. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense was initially recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.
Also in 2006, the Company entered into a consulting agreement with Lee Iacocca, one of its directors, for consulting services to the Company related to marketing and advertising through 2009 in exchange for 300,000 restricted shares of the Company’s common stock which vested and amortized on a straight-line basis as compensation in equal amounts over the three-year term of the agreement.
In the second quarter of 2010 and 2009, the Company issued 6,000 and 8,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $17,460 and $20,400 based on the closing price of the Company’s stock of $2.91 and $2.55, with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $17,460 and $20,400 related to these grants.
At December 31, 2009, the Company recorded deferred share-based compensation of $16,683, which was amortized through February 2010. At December 31, 2010 the Company has no recorded deferred share-based compensation expense.
The following table summarizes the Company’s restricted stock activity relative to share-based compensation for 2010 and 2009:

	2010		2009
		Weighted		Weighted
		average		average
		grant date		grant date
		value (per		value (per
	Shares	share)	Shares	share)

Unvested at beginning of year	36,667	$3.64	275,419	$3.53
Vested	(36,667)	3.64	(238,752)	3.51
Forfeited	—	—	—	—

Unvested at end of year	—	—	36,667	3.64

14. CONTINGENCIES
Acquisition. On September 10, 2010, the Company entered into definitive agreements with Grand Victoria Casino & Resort, LP to acquire all of the operating assets of the Grand Victoria, located in Rising Sun, Indiana on the Ohio River. The purchase price is $43.0 million, exclusive of estimated cash and net working capital balances of $8.0 million and fees and expenses as of the closing date. The Company entered into the Credit Agreement with Wells Fargo on October 29, 2010, as discussed in Note 9, and regulatory approvals are expected to be obtained to accommodate a closing early in the second quarter of 2011.
Through December 31, 2010, the Company incurred $0.2 million in acquisition related expenses which are included in project development expense. On September 10, 2010, the Company deposited the $0.5 million initial deposit toward the $43.0 million purchase price with an escrow agent and an additional $4.5 million was deposited on October 29, 2010. This deposit is not refundable. In conjunction with closing on the financing commitment, the Company paid $2.0 million in financing related fees. As a result, we plan to use approximately $11.7 million of additional cash to complete the transaction.

15. SEGMENT REPORTING
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
Selected statement of operations data as of and for 2010 and 2009 is as follows:

		Development/
2010	Casino operations	management	Corporate	Consolidated
Revenues	$8,338,757	$24,558,372	$—	$32,897,129
Selling, general and administrative expense	1,729,554	730,035	3,970,256	6,429,845
Depreciation and amortization	960,675	2,372,781	87,800	3,421,256
Operating gains	—	5,091,764	—	5,091,764
Operating income	1,472,935	26,545,979	(4,479,875)	23,539,039
Income (loss) attributable to Company	976,664	9,680,712	(2,988,129)	7,669,247

		Development/
2009	Casino operations	management	Corporate	Consolidated
Revenues	$9,048,686	$9,953,009	$10,988	$19,012,683
Selling, general and administrative expense	1,757,923	586,291	4,128,903	6,473,117
Depreciation and amortization	984,824	1,019,919	85,351	2,090,094
Operating gains	—	2,596,459	—	2,596,459
Operating income	2,064,293	10,892,130	(4,370,491)	8,585,932
Income (loss) attributable to Company	1,365,673	6,301,194	(2,898,628)	4,768,239
Selected balance sheet data as of December 31, 2010 and 2009 is as follows:

		Development/
2010	Casino operations	management	Corporate	Consolidated
Total assets	$19,949,159	$16,705,051	$19,796,576	$56,450,786
Property and equipment, net	7,325,852	241	46,158	7,372,251
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,319,064	1,621,394	715,481	3,655,939

		Development/
2009	Casino operations	management	Corporate	Consolidated
Total assets	$19,800,305	$22,790,171	$8,995,110	$51,585,586
Property and equipment, net	7,834,951	818	125,965	7,961,734
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,125,099	2,871,553	2,632,008	6,628,660
16. SUBSEQUENT EVENTS
On January 7, 2011, in conjunction with the Wells Fargo Credit agreement, the Company entered into a Lender Rate Contract (hedge agreement) to provide coverage of $20.0 million of the term loans as required by the facility.
In March 2011, the FireKeepers Development Authority announced that it plans to construct a 240 room resort style hotel on the FireKeepers Casino site. The project is in its final design stage, is expected to break ground in spring 2011 and is anticipated to open in late summer of 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures — As of December 31, 2010, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer/Chief Operating Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer/Chief Operating Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by this reference.

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
The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement and will be incorporated herein by this reference when submitted.

Item 15.	Exhibits.
(a)	Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:
•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2010 and 2009;
•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009;
•	Notes to Consolidated Financial Statements.
(b)	Exhibits

Exhibit
Number	Exhibit Description

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

10.24
Management Reorganization Agreement, dated June 18, 2007 by Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007)

10.25
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.26
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.27
Employment Agreement, dated April 10, 2007, between Full House Resorts, Inc. and Wes Elam (Incorporated by reference to Exhibit 10.3 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007) +

10.28
Amendment to Reducing Revolving Loan Agreement dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2009)

10.29
Amendment to Reducing Revolving Promissory Note dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2009)

10.30
Credit Agreement dated October 29, 2010 by and among Full House Resorts, Inc., the financial institutions from time to time listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, collateral agent for the Secured Parties (as defined in the Credit Agreement), security trustee for the Lenders, Letters of Credit Issuer and Swing Line Lender (incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2010).

10.31
Commitment Increase Agreement dated December 17, 2010 by and among the Company, Bank of Nevada and Wells Fargo (incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010).

10.32
Assignment Agreement dated December 17, 2010 by and among the Company, Bank of Nevada and Wells Fargo (incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010).

10.33
Assignment Agreement dated December 17, 2010 by and among the Company, Bank of Nevada, Capital One, N.A. and Wells Fargo (incorporated by reference to Exhibit 10.3 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010).

21	List of Subsidiaries of Full House Resorts, Inc. *

23	Consent of Piercy Bowler Taylor & Kern Certified Public Accountants *

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

+	Executive compensation plan or arrangement

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: March 7, 2011	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ ANDRE M. HILLIOU Andre M. Hilliou, Chief Executive Officer and Director Chairman of the Board (Principal Executive Officer)	March 7, 2011

/s/ LEE A. IACOCCA Lee A. Iacocca, Director	March 7, 2011

/s/ KEN ADAMS Ken Adams, Director	March 7, 2011

/s/ CARL G. BRAUNLICH Carl G. Braunlich, Director	March 7, 2011

/s/ KATHLEEN CARACCIOLO Kathleen Caracciolo,	March 7, 2011
Director

/s/ MARK J. MILLER Mark J. Miller, Chief Financial Officer and COO (Principal Financial and Accounting Officer)	March 7, 2011