Form 10-Q
period 2011-03-31
FULL HOUSE RESORTS INC
filed 2011-05-09
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2011, there were 18,013,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$11,398,358	$13,294,496
Accounts receivable, net of allowance for doubtful accounts of $480 and $0	3,243,039	2,276,422
Income taxes receivable	—	598,886
Prepaid expenses	400,726	796,858
Deferred tax asset	65,389	101,417
Deposits and other	95,785	106,810

	15,203,297	17,174,889

Property and equipment, net of accumulated depreciation of $7,145,618 and $6,888,958	7,133,115	7,372,251

Long-term assets related to tribal casino projects
Notes receivable	452,142	427,567
Contract rights, net of accumulated amortization of $4,713,827 and $4,120,775	12,651,759	13,244,811

	13,103,901	13,672,378

Other long-term assets
Goodwill	10,308,520	10,308,520
Long-term deposit — Grand Victoria acquisition	42,789,943	5,000,000
Other deposits	235,697	166,112
Loan fees, net of accumulated amortization of $225,061 and $96,087	2,605,672	2,088,104
Other assets	796,240	668,532

	$56,736,072	18,231,268

	$92,176,385	$56,450,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,600,000	$—
Accounts payable	116,909	181,604
Income tax payable	805,464	384,333
Accrued payroll and related	649,591	750,346
Other accrued expenses	1,118,116	229,323

	9,290,080	1,545,606
Long-term debt, net of current portion	26,400,000	—
Deferred tax liability	1,913,885	2,110,333

	37,603,965	3,655,939

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 19,364,276 shares issued	1,936	1,936
Additional paid-in capital	42,699,533	42,699,533
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings	7,772,371	6,164,927

	48,819,765	47,212,321
Non-controlling interest in consolidated joint venture	5,752,655	5,582,526

	54,572,420	52,794,847

	$92,176,385	$56,450,786

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months
	ended March 31,
	2011	2010
Revenues
Casino	$1,541,052	$1,712,012
Food and beverage	412,583	417,191
Management fees	6,364,242	6,162,107
Other	26,350	19,921

	8,344,227	8,311,231

Operating costs and expenses
Casino	522,456	535,907
Food and beverage	472,773	487,025
Project development and acquisition costs	531,809	67,677
Selling, general and administrative	1,653,708	1,765,733
Depreciation and amortization	851,744	861,343

	4,032,490	3,717,685

Operating gains (losses)
Equity in net income of unconsolidated joint venture and related guaranteed payments	1,495,322	1,442,116
Unrealized gains (losses) on notes receivable, tribal governments	24,575	(10,764)

	1,519,897	1,431,352

Operating income	5,831,634	6,024,898
Other income (expense)
Interest and other income	387	112,841
Interest expense, including amortization of debt costs of $128,974 and $3,655	(210,635)	(3,655)

Income before income taxes	5,621,386	6,134,084
Income taxes	(1,406,863)	(1,538,649)

Net income	4,214,523	4,595,435
Income attributable to non-controlling interest in consolidated joint venture	(2,607,079)	(2,586,818)

Net income attributable to the Company	$1,607,444	$2,008,617

Net income attributable to the Company per common share	$0.09	$0.11

Weighted-average number of common shares outstanding	18,007,681	18,001,681

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional					Total
Three months ended	Common stock		paid-in	Treasury stock		Retained	Non-controlling	stockholders’
March 31, 2011	Shares	Dollars	capital	Shares	Dollars	earnings	interest	equity

Beginning balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(2,436,950)	(2,436,950)

Net income	—	—	—	—	—	1,607,444	2,607,079	4,214,523

Ending balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$7,772,371	$5,752,655	$54,572,420

			Additional			Retained		Total
Three months ended	Common stock		paid-in	Treasury stock		earnings	Non-controlling	stockholders’
March 31, 2010	Shares	Dollars	capital	Shares	Dollars	(deficit)	interest	equity

Beginning balances	19,358,276	$1,936	$42,665,390	1,356,595	$(1,654,075)	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	16,683	—	—	—	—	16,683
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(2,978,715)	(2,978,715)
Net income	—	—	—	—	—	2,008,617	2,586,818	4,595,435

Ending balances	19,358,276	$1,936	$42,682,073	1,356,595	$(1,654,075)	$504,297	$5,056,098	$46,590,329

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months
	ended March, 31,
	2011	2010

Net cash provided by operating activities	$5,430,993	$2,623,917

Cash flows from investing activities:
Purchase of property and equipment	(28,172)	(74,742)
Other deposits	(50,061)	—
Deposits and other costs of Grand Victoria acquisition	(19,909,899)	—
Proceeds from repayment of tribal advances	—	5,000,000

Net cash provided by (used in) investing activities	(19,988,132)	4,925,258

Cash flows from financing activities:
Payments on long-term debt to joint venture affiliate	—	(1,450,086)
Proceeds from borrowing	15,103,891	—
Distributions to non-controlling interest in consolidated joint venture	(2,436,950)	(2,978,715)
Other	(5,940)	—

Net cash provided by (used in) financing activities	12,661,001	(4,428,801)

Net increase (decrease) in cash and equivalents	(1,896,138)	3,120,374
Cash and equivalents, beginning of period	13,294,496	9,198,399

Cash and equivalents, end of period	$11,398,358	$12,318,773

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,446	$—

Cash paid for income taxes	$759,000	$2,512,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment financed with prior year deposit	$—	$94,185

Deposit and other costs of Grand Victoria acquisition made through term loan	$17,896,109	$—

Loan Fees	$646,542	$—

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION

The interim consolidated financial statements of Full House Resorts, Inc. and subsidiaries (collectively, “FHR” or the “Company”) included herein reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. Certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to the interim financial information rules and regulations of the United States Securities and Exchange Commission.

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 7, 2011, for the year ended December 31, 2010, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share attributable to the Company. The results of operations for the period ended March 31, 2011, are not necessarily indicative of results to be expected for the year ending December 31, 2011.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Stockman’s Casino (“Stockman’s”) and Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation.” The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 2) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

2.	VARIABLE INTEREST ENTITIES
GED. The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (“HRI”). GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, the Company receives the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011. GED is a variable interest entity due to the fact that the Company has limited our exposure to the risk of loss. Therefore, the Company does not consolidate but accounts for its investment using the equity method. The Company believes the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans.

As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of an amount due from HRI included in accounts receivable of $0.8 million as of March 31, 2011 and $0.7 as of December 31, 2010. The investment in GED was $0.3 million and $0.2 million as of March 31, 2011, and December 31, 2010, respectively, included in other assets. In addition to FHR’s share of GED’s net income, FHR also received $0.8 million and $0.7 million as part of the Management Reorganization Agreement’s guaranteed payments for the periods ending March 31, 2011 and 2010, respectively.

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

GED CONDENSED BALANCE SHEET INFORMATION

	March 31,	December 31,
	2011	2010
Total assets	$617,352	$426,449
Total liabilities	48,929	41,487
Members’ capital	568,423	384,962
GED CONDENSED STATEMENT OF INCOME INFORMATION

	March 31,	March 31,
	2011	2010
Revenues	$8,144,849	$5,832,688
Net income	1,422,429	1,610,105

GEM. The Company directs the day to day operational activities of GEM that significantly impact GEM’s economic performance and therefore, considers itself to be the primary beneficiary. As such, the joint venture is a variable interest entity that is consolidated in our financial statements.

Management believes the maximum exposure to loss from the Company’s investment in GEM is $9.4 million (before tax impact), which is composed of contract rights and the Company’s equity investment that is eliminated in consolidation. GEM has no debt or long-term liabilities. GEM’s current assets include the FireKeepers management fee receivable for both dates presented. Long-term assets include $9.2 million and $9.6 million in contract rights as of March 31, 2011 and December 31, 2010, respectively.

An unaudited summary of GEM’s operations follows:
GEM CONDENSED BALANCE SHEET INFORMATION

	March 31,	December 31,
	2011	2010
Current assets	$2,613,266	$1,985,419
Long-term assets	9,195,288	9,626,458
Current liabilities	303,243	446,825
GEM CONDENSED STATEMENT OF INCOME INFORMATION

	March 31,	March 31,
	2011	2010
Revenues	$6,364,242	$6,162,107
Net income	5,214,159	5,173,633
3.	FAIR VALUE MEASUREMENTS

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

Due to the absence of observable market quotes on the Company’s notes receivable from tribal governments (Note 4), tribal notes receivable are recorded and subsequently re-measured and adjusted periodically to estimated fair value based only on level 3 inputs as defined in ASC Topic 820. These level 3 inputs are based primarily on management’s estimates of expected cash flow streams, based on factors such as future interest rates, casino opening dates and discount rates.

The estimated casino opening dates used in the valuations take into account project-specific circumstances such as ongoing litigation, the status of required regulatory approvals, construction periods and other factors. Factors considered in the determination of an appropriate discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties in the appropriate regions, and discount rates produced by the widely-accepted Capital Asset Pricing Model (“CAPM”). The following key assumptions are used in the CAPM:

•	S&P 500, average benchmark investment returns (medium-term horizon risk premiums);
•	Risk free investment return equal to the trailing 10-year average for 90-day treasury bills;
•	Investment beta factor equal to the average of a peer group of similar entities in the hotel and gaming industry;
•	Project-specific adjustments based on the status of the project (i.e., litigation, regulatory approvals, tribal politics, etc.), and typical size premiums for “micro-cap” and “low-cap” companies.
4.	NOTES RECEIVABLE, TRIBAL GOVERNMENTS

The Company has a note receivable related to advances made to, or on behalf of, the tribe to fund tribal operations and development expenses related to a potential casino project. Repayment of this note is conditioned upon the development of the project, and ultimately, the successful operation of the casino. Subject to such condition, the Company’s agreements with the Pueblo provide for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development, and the actual operation itself.

As of March 31, 2011, and December 31, 2010, note receivable from tribal governments were as follows:

	March 31,	December 31,
	2011	2010
Contractual (stated) amount of Nambé Pueblo note receivable	$661,600	$661,600

Estimated fair value of Nambé Pueblo note receivable	$452,142	$427,567

In the first quarter of 2008, the Company received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. The Company is in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center which will likely have the ability to repay the advances from future cash flows of the project once open. Funding is expected during the second quarter of 2011 with the expected facility opening during the fourth quarter of 2011. There can be no assurance that a facility will ever open or that the Company will receive all or any reimbursement. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $0.5 million as of March 31, 2011.

The following table summarizes changes in the estimated fair value of notes receivable from tribal governments, determined using level 3 estimated fair value inputs, from January 1, 2011 to March 31, 2011:

Nambé Pueblo
Balances, January 1, 2011	$427,567
Unrealized gains	24,575

Balances, March 31, 2011	$452,142

5.	GOODWILL

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s casino operation. The Company’s review of goodwill as of March 31, 2011, resulted in approximately a 3% excess estimated fair value over the carrying amount of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.5 times. The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. Management believes Stockman’s could sustain a minimal decline in projected earnings or earnings growth without impairment.

6.	LONG-TERM DEBT
At March 31, 2011 and 2010, long-term debt consists of the following:

	2011	2010

Long-term debt, net of current portion:
Term loan	$33,000,000	$—
Less current portion	(6,600,000)	—

	$26,400,000	$—

Nevada State Bank Reducing revolving loan (the “Revolver”). The covenants in the Wells Fargo Credit Agreement (described below) required the Company to terminate the Revolver at least two business days prior to the loan initial funding date of the Credit Agreement, and therefore, the Revolver was terminated on March 23, 2011. Until the termination, the Company had the ability to make draws on the Revolver which was payable over 15 years at a variable interest rate based on the five year LIBOR/Swap rate plus 2.1%. The rate adjusted annually based on the funded debt to EBITDA ratio of Stockman’s with adjustments based on the five-year LIBOR/Swap rates. Stockman’s assets were pledged as collateral for the loan.

Credit Agreement with Wells Fargo Bank. In 2010, the Company, as borrower, entered into a Credit Agreement, as amended, (the “Credit Agreement”) with the financial institutions listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, as collateral agent for the Secured Parties (as defined in the Credit Agreement), as security trustee for the Lenders, as Letters of Credit Issuer and as Swing Line Lender. The funds available under the Credit Agreement as of March 31, 2011 were $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.

The initial funding date of the Credit Agreement occurred March 31, 2011, when the Company borrowed $33.0 million on the term loan which was used to fund the Company’s previously announced acquisition of the Grand Victoria Casino & Resort in Rising Sun, Indiana (“Grand Victoria”), which became effective April 1, 2011. The final maturity of the Credit Agreement is March 31, 2016.

The revolving line of credit has no outstanding balance of as of March 31, 2011 and therefore, the Company had $5.0 million available and unused. The availability of the line decreases every three months by $250,000 until maturity on March 31, 2016.

The Company pays interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement which calculates a rate and then applies an applicable margin based on a leverage ratio. The leverage ratio is defined as the ratio of total funded debt as of such date to adjusted EBITDA for the four consecutive fiscal quarter periods most recently ended for which Financial Statements are available. The Base Rate means, on any day, the greatest of (a) Wells Fargo’s prime rate in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus one and one half percent (1.50%) and (c) the One Month LIBOR Rate for such day (determined on a daily basis as set forth in the Credit Agreement) plus one and one-half percent (1.50%). The applicable margin on the Base Rate calculation ranges from 3.5% to 4.5%. LIBOR Rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time. The applicable margin on the LIBOR Rate calculation ranges from 4.5% to 5.5%. The Company has elected to use the LIBOR rate and at March 31, 2011 the rate charged was 7.0%.

The Company is also required to pay a commitment fee on the last business day of each March, June, September and December. This is calculated as a percentage of all indebtedness of or attributable to the Company which ranges from 0.5% to 0.75% based on the leverage ratio. At March 31, 2011 the rate charged was 0.5%. The Credit Agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries, including Stockman’s Casino, guarantee the obligations of the Company under the Credit Agreement.

The Credit Agreement contains customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness, grant liens, pay dividends and make other restricted payments, make investments, make fundamental changes, dispose of assets, and change the nature of their business. The negative covenants are subject to certain exceptions as specified in the Credit Agreement. The Credit Agreement requires that the Company maintain specified financial covenants, including a total leverage ratio, a fixed charge coverage ratio and a minimum adjusted EBITDA. The Credit Agreement also includes customary events of default, including, among other things: non-payment, breach of covenant, breach of representation or warranty, cross-default under certain other indebtedness or guarantees, commencement of insolvency proceedings, inability to pay debts, entry of certain material judgments against the Company or its subsidiaries, occurrence of certain ERISA events and certain changes of control.

The Company has the ability to make optional prepayments under the term loan but may not re-borrow the principal of the term loan after payment. The Company is also required to make mandatory prepayments under the Credit Facility if certain events occur. These include: GEM receives any buy-out, termination fee or similar payment related to FireKeepers; or the Company sells or otherwise disposes of certain prohibited assets in any single transaction or series of related transactions and the net proceeds of such sale or other disposition which exceed $100,000; the Company issues or incurs any indebtedness for borrowed money, including indebtedness evidenced by notes, bonds, debentures or other similar instruments, issues or sells any equity securities or receives any capital contribution from any other source; or the Company receives any net insurance proceeds or net condemnation proceeds which exceed $250,000. The mandatory repayments are subject to certain exceptions as specified in the Credit Agreement.

Scheduled maturities of long-term debt as of the most recent balance sheet presented are as follows:

Year one	$6,600,000
Year two	6,600,000
Year three	6,600,000
Year four	6,600,000
Year five	6,600,000

The Company is subject to interest rate risk to the extent we borrow against credit facilities with variable interest rates as described above. The Company has potential interest rate exposure with respect to the $33.0 million outstanding balance on our variable rate term loan as of March 31, 2011. During January 2011, the Company reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A. The Swap contract exchanges a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap will be settled on a net basis. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Our credit risk related to the Swap is considered low because the swap agreement is with a creditworthy financial institution. The Company does not hold or issue derivative financial instruments for trading purposes.

The Swap became effective April 1, 2011 and continues through April 1, 2016. The Company will pay interest at a fixed rate of 1.9% on the notional amount of $20.0 million, which will be reduced by $1.0 million quarterly in July, October, January and April of each year. The terms of the interest rate swap agreement also require Wells Fargo Bank to pay based upon the variable LIBOR rate. The net interest payments, based on the notional amount, will match the timing of the related liabilities. The Swap is designated as a cash flow hedge beginning April 1, 2011, under ASC Topic 815, “Derivatives and Hedging” and the Company expects to account for this interest rate swap agreement at its fair value, beginning April 1, 2011.

7.	SEGMENT REPORTING

The Company’s operations are composed of three primary business segments. The following tables reflect selected segment information for the three months ended March 31, 2011 and 2010. The casino operations segment includes the Stockman’s Casino operation in Fallon, Nevada. The development/management segment includes costs associated with tribal casino development and management projects and the Michigan and Delaware joint ventures. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data for the three months ended March 31:

		Development/
	Casino Operations	Management	Corporate	Consolidated
2011
Revenues	$1,979,985	$6,364,242	$—	$8,344,227
Selling, general and administrative expense	461,963	152,240	1,039,505	1,653,708
Depreciation and amortization	238,815	593,196	19,733	851,744
Operating gains	—	1,519,897	—	1,519,897
Operating income (loss)	283,978	7,138,702	(1,591,046)	5,831,634
Net income (loss) attributable to Company	187,507	2,608,873	(1,188,936)	1,607,444

2010
Revenues	$2,149,124	$6,162,107	$—	$8,311,231
Selling, general and administrative expense	446,277	245,410	1,074,046	1,765,733
Depreciation and amortization	245,083	593,195	23,065	861,343
Operating gains	—	1,431,352	—	1,431,352
Operating income (loss)	434,833	6,754,456	(1,164,391)	6,024,898
Net income (loss) attributable to Company	287,114	2,486,120	(764,617)	2,008,617
Selected balance sheet data as of March 31, 2011 and December 31, 2010:

		Development/
	Casino Operations	Management	Corporate	Consolidated
2011
Total assets	$19,251,720	$16,819,389	$56,105,276	$92,176,385
Property and equipment, net	7,106,594	96	26,425	7,133,115
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,347,355	1,441,869	34,814,741	37,603,965

2010

Total assets	$19,949,159	$16,705,051	$19,796,576	$56,450,786
Property and equipment, net	7,325,852	241	46,158	7,372,251
Goodwill	10,308,520	—	—	10,308,520
Liabilities	1,319,064	1,621,394	715,481	3,655,939
8.	ACQUISITION OF GRAND VICTORIA CASINO

On September 10, 2010, the Company entered into definitive agreements with Grand Victoria Casino and Resort L.P. to acquire all of the operating assets of the property, located in Rising Sun, Indiana on the Ohio River. The purchase price was $43.0 million, exclusive of working capital adjustment, property cash and fees, as of March 31, 2011. The Company entered into the Credit Agreement with Wells Fargo Bank on October 29, 2010, as discussed in Note 6, and regulatory approvals were obtained to accommodate a closing effective April 1, 2011.

Through March 31, 2011 and December 31, 2010, the Company had incurred $0.5 million and $0.2 million in acquisition related expenses, respectively, which are included in project development and acquisition expense. In conjunction with closing on the financing commitment, the Company has incurred $2.6 million in financing related fees.

The initial accounting for this purchase is incomplete. The amounts below are provisional amounts based on drafts of valuations for these assets and estimated purchase adjustments. The purchase price is expected to be allocated in the second quarter of 2011 as follows (in millions):

Land and land improvements	$8.1
Buildings and building improvements	16.8
Equipment and boat related assets	5.9
Gaming license	9.9
Player loyalty program	1.7
Goodwill	2.4
Working capital estimate	(2.0)

$42.8

The fair values of these acquired identifiable assets are expected to be finalized upon receipt of the final valuations and adjustments. The goodwill is the excess purchase price over the assets purchased and includes the assembled workforce of the Grand Victoria. The valuation above estimates a negative net working capital amount of $2.0 million, although the purchase agreement states the purchaser will have up to 60 days to review the closing net working capital and therefore, changes in the working capital may be made.

The following unaudited, condensed consolidated pro forma data summarizes the Company’s results of operations for the periods indicated as if the acquisition had occurred as of January 1, 2010. This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the acquisition been completed on that date, or of future financial results.

	Three months ended March 31,
	2011	2010
Net revenues	$30,902,425	$30,848,010
Depreciation and amortization	2,353,301	2,684,290
Operating income	7,110,598	6,504,156
Net income attributable to the Company	2,132,238	2,043,050
Net income per share	$0.12	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:
•	our growth strategies;
•	our development and potential acquisition of new facilities;
•	risks related to development and construction activities;
•	anticipated trends in the gaming industries;
•	patron demographics;
•	general market and economic conditions;
•	access to capital and credit, including our ability to finance future business requirements;
•	the availability of adequate levels of insurance;
•	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;
•	ability to obtain and maintain gaming and other governmental licenses
•	regulatory approvals;
•	competitive environment, including increased competition in our target market areas;
•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.
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

Specifically, we own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate GEM in our consolidated financial statements. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2010, which triggered the commencement of the 7-year management agreement term. We are also a noncontrolling 50%-investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware. On September 13, 2010, we announced an agreement to acquire all of the operating assets of Grand Victoria Casino & Resort, L.P. (“Grand Victoria”) subject to conditions including the obtaining of financing and regulatory approvals. Gaming Entertainment (Indiana) LLC (“GEI”), a wholly-owned subsidiary, was formed to own and operate the Grand Victoria Casino & Resort, which was acquired on April 1, 2011.
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
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, the related evaluation of the recoverability of our investments in contract rights and the valuation of Stockman’s goodwill. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business with successful operations, and other factors underlie the determination of some of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. We review our conclusions as warranted by changing conditions.
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s casino operation. Our review of goodwill as of March 31, 2011, resulted in a 3% excess of estimated fair value over the carrying amount of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.5 times. The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. We believe Stockman’s could sustain a minimal decline in projected earnings or earnings growth without impairment.
We have two variable interest entities, GED and GEM. Our investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between Harrington Raceway Inc. (“HRI”) and us. GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, we receive the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011. GED is a variable interest entity due to the fact that we have limited our exposure to the risk of loss. Therefore, we do not consolidate but account for our investment using the equity method. We believe the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans.
We direct the day to day operational activities of GEM that significantly impact GEM’s economic performance and therefore, considers itself to be the primary beneficiary. As such, the joint venture is variable interest entity that requires consolidation in our financial statements.

Management believes the maximum exposure to loss from our investment in GEM is $9.4 million (before tax impact), which is composed of contract rights and our equity investment that is eliminated in consolidation. Currently, GEM has no debt. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members were to be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us has been repaid. As of March 31, 2010, RAM’s member payable was paid and as of August 2010, FHR’s member payable also had been paid. Accordingly, GEM resumed paying a 50/50 split on distributions to the Company and RAM in September 2010.
Assets related to tribal casino projects
We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 320, “Investments-Debt and Equity Securities” and Topic 820, “Fair Value Measurements and Disclosures”.
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
The estimated fair value of our notes receivable related to tribal casino projects make up less than 1% of our total assets. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows. The key assumptions and information used to estimate the fair value of the notes receivable for all projects at March 31, 2011 included a total aggregate face amount of the notes receivable of $0.7 million. The estimated years until opening and discount rate for the Nambé project were .75 and 21%, respectively. As of December 31, 2010, the estimated fair value of the $0.6 million face amount Montana notes receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful.
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
Upon opening of the casino, the difference, if any, between the then-recorded estimated fair value of the notes receivable, subject to any appropriate impairment adjustments made pursuant to relevant portions of ASC Topic 310, “Receivables”, and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note.

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
Results of continuing operations
A significant portion of our revenue is generated from our management agreements with the Harrington Casino in Delaware and the FireKeepers Casino in Michigan. The Delaware contract expires in August 2011, and the Michigan contract ends in August 2016. We do not expect to renew the management contract with Harrington Casino, and there can be no assurance that the FireKeepers Casino management contract will be extended.
Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010
Operating revenues. For 2011, total operating revenues from continuing operations increased $0.03 million or 0.4%, as compared to 2010, primarily due to a $0.2 million or 3.3% increase in management fees from FireKeepers Casino. The increase in operating revenues was offset by decreases in casino and food and beverage revenues of $0.2 million or 8.2% at Stockman’s. The decline in revenues at Stockman’s is primarily the result of a decline in the slot hold percentage from the effect of free play and a decline in Stockman’s slot market share of 3.1% from February 2010 to February 2011.
Operating costs and expenses. For 2011, total operating costs and expenses increased $0.3 million, or 8.5% as compared to 2010, primarily due to a $0.5 million increase in project development and acquisition costs, related to acquisition expenses for the Grand Victoria, offset by a $0.1 million, or 6.3% decrease in selling, general and administrative expenses, as explained below.
Project development and acquisition costs. For 2011, project development and acquisition costs increased $0.5 million or 685.8%, as compared to 2010, primarily due to the $0.5 million of acquisition expenses for the Grand Victoria.

Selling, general and administrative expense. For 2011, selling, general and administrative expenses decreased $0.01 million, or 6.3%, as compared to 2010 mainly due to decreased legal fees related to the HRI arbitration costs in 2010 of $0.01 million.
Operating gains (losses). For 2011, operating gains increased by $0.08 million, or 6.2%. The increase over 2010 is primarily due to a $0.05 million, or 3.7% increase in equity in net income of unconsolidated joint venture and related guaranteed payments (GED) and a $0.04 million increase in unrealized gains on notes receivable. While we receive a 5% increase in cash distributions over prior year in GED, we expect approximately a 5% increase in the income statement through August 2011, even with the differences and timing between cash distributions and net income. There was an unrealized loss on notes receivable in 2010 related to the delayed opening of the Nambé project, as compared to the current year gain.
Other income (expense). For 2011, other income decreased by $0.3 million, or 292.6% consisting of a decrease of interest and other income of $0.1 million or 99.7%, related to interest on the $5.0 million receivable from FireKeepers Casino, which was repaid in 2010, and an increase in interest expense of $0.2 million, related to the accelerated amortization of NSB loan acquisition costs and interest expense related to the Wells Fargo term loan.
Income taxes. For 2011, the effective income tax rate increased to approximately 47%, compared to 43% for the same period in 2010 primarily due to the effect of a higher proportion of state taxable income in the current year. There is no valuation allowance on the deferred tax asset of $0.07 million as of March 31, 2011, because management believes the deferred tax asset is fully realizable.
Noncontrolling interest. For 2011, the income attributable to noncontrolling interest in consolidated joint venture increased by $0.02 million, or 0.08%, consisting of RAM’s share of the increased net income in GEM of $5.2 million as compared to 2010. GEM’s increased net income was due primarily to the increase in management fee income earned, related to the FireKeepers Casino.
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
The FireKeepers casino, Delaware joint venture and Stockman’s Casino operation are currently our primary source of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ends in August 2011 and our management agreement for the FireKeepers Casino in Michigan end in August 2016. We do not expect to renew the management contract with Harrington Casino, and there can be no assurance that the FireKeepers Casino management contract will be extended. Under the management agreement for FireKeepers Casino, certain distributions must be paid from net revenue prior to the payment of the management fee to us. In addition, the Gun Lake Tribe opened a casino on February 11, 2011 that is approximately a one-hour drive northwest of FireKeepers Casino, and the increase competition may affect the revenues of FireKeepers Casino and ultimately our management fee.
On a consolidated basis, cash provided by operations in 2011 increased $2.8 million over the prior year primarily due to the FireKeepers Casino management fees. Cash provided by investing activities decreased $24.9 million from the prior year primarily due to cash deposited for the purchase of Grand Victoria. Cash provided by financing activities increased $17.1 million primarily due to loan proceeds associated with the acquisition of Grand Victoria. As of March 31, 2010, the Company had approximately $11.4 million in cash and availability on its Wells Fargo Bank revolving loan of $5.0 million.

Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, debt repayment and possibly funding any negative cash flow of our casino operations. Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects on gaming activity of the current economic environment and the lack of available funding sources, for example, due to the unprecedented global contraction in available credit, increases the uncertainty with respect to our development and growth plans.
Grand Victoria Acquisition
On October 29, 2010, the Company, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank. On December 17, 2010, the Company entered into a Commitment Increase Agreement and related Assignment Agreements with Wells Fargo Bank and certain lenders under the Credit Agreement (the “Commitment”). The Commitment increases the funds available under the Credit Agreement from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million. All other terms of the Credit Agreement remain materially unchanged by the Commitment.
The initial funding date of the Credit Agreement occurred March 31, 2011 when the Company borrowed $33.0 million on the term loan which was used to fund the Company’s previously announced $43.0 million acquisition, exclusive of property cash and fees. The purchase occurred on April 1, 2011. The Credit Agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries will guarantee the obligations of the Company under the Credit Agreement.
The Company pays interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement. The Company has elected to use the LIBOR rate. LIBOR Rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time.
The Credit Agreement contains customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business. The negative covenants are subject to certain exceptions as specified in the Credit Agreement. The Credit Agreement requires that the Company maintain specified financial covenants, including a total leverage ratio, a fixed charge coverage ratio and a minimum adjusted EBITDA. The Credit Agreement also includes customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against the Company or its subsidiaries; occurrence of certain ERISA events; and certain changes of control.
The Company is subject to interest rate risk to the extent we borrow against credit facilities with variable interest rates. The Company has potential interest rate exposure with respect to the $33.0 million outstanding balance on our variable rate term loan as of March 31, 2011. During January 2011, the Company reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A. The Swap contract exchanges a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap will be settled on a net basis. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Our credit risk related to the Swap is considered low because the swap agreement is with a creditworthy financial institution. The Company does not hold or issue derivative financial instruments for trading purposes.

The Swap became effective April 1, 2011 and continues through April 1, 2016. The Company will pay interest at a fixed rate of 1.9% on the notional amount of $20.0 million, which will be reduced by $1.0 million quarterly in July, October, January and April of each year. The terms of the interest rate swap agreement also require Wells Fargo to pay based upon the variable LIBOR rate. The net interest payments, based on the notional amount, will match the timing of the related liabilities. The Swap is designated as a cash flow hedge beginning April 1, 2011, under ASC Topic 815, “Derivatives and Hedging” and the Company expects to account for this interest rate swap agreement at its fair value, beginning April 1, 2011.
As of March 31, 2011, we held $3.6 million in a Federal Deposit Insurance Corporation (“FDIC”) insured noninterest bearing account with Nevada State Bank (NSB). NSB is a subsidiary of Zion’s Bancorporation. Weiss Ratings rated Zion’s “D+” (weak financial strength) in the March 15, 2011, report meaning that this institution demonstrates significant weaknesses which could negatively affect the recoverability of depositors’ funds or creditors. FDIC insurance ensures the Company’s full NSB cash balance in the event of further bank weakness. Also, during March 2011, the Company opened FDIC insured accounts with Wells Fargo Bank and $2.8 million was transferred to these accounts during April 2011. Bankrate.com’s Safe & Sound® service rated Wells Fargo Financial, NA in Las Vegas, NV a “5 Star” as of December 31, 2010, which is the highest award rating and is defined as a “superior” ranking of relative financial strength and stability.
The valuation of Grand Victoria assets and liabilities assumes a negative net working capital amount of $2.0 million as of March 31, 2011, although the purchase agreement states the purchaser will have up to 60 days to review the closing net working capital and therefore, changes in the working capital may be made.
FireKeepers project
GEM, our FireKeepers Casino joint venture, has the exclusive right to arrange the financing and provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions are paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. The terms of our management agreement were approved by the NIGC in December 2007 and a revised management agreement was approved in April 2008. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM is performing hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total.
Other projects
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
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. At March 31, 2011, the note receivable from the Nambé tribe had been discounted approximately $0.2 million below the contractual value of the note receivable.
The Company continues to actively investigate, individually and with partners, new business opportunities. Management believes we will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.
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
The gaming industry represents a significant source of tax revenues to regulators. From time to time, various federal or state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations and cash flows.
Off-balance sheet arrangements
We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of March 31, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — There have been no changes during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Full House Resorts, Inc., as amended*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: May 6, 2011	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)