Form 10-Q
period 2011-06-30
FULL HOUSE RESORTS INC
filed 2011-08-10
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 9, 2011, there were 18,673,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

Page

PART I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2011 (Unaudited), and December 31, 2010	3

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	4

Unaudited Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and 2010	5

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4. Controls and Procedures	28

PART II. Other Information

Item 6. Exhibits	29

Signatures	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$11,547,586	$13,294,496
Accounts receivable, net of allowance for doubtful accounts of $1,060,473 and $0	3,204,377	2,276,422
Income taxes receivable	—	598,886
Prepaid expenses	4,626,867	796,858
Deposits and other	504,263	208,227

	19,883,093	17,174,889

Property and equipment, net of accumulated depreciation of $8,462,389 and $6,888,958	37,652,418	7,372,251

Long-term assets related to tribal casino projects
Notes receivable	419,703	427,567
Contract rights, net of accumulated amortization of $5,306,877 and $4,120,775	12,058,709	13,244,811

	12,478,412	13,672,378

Other long-term assets
Goodwill	11,955,718	10,308,520
Intangible assets, net of accumulated amortization of $610,443 and $96,087	14,329,119	2,564,154
Long-term deposits	214,912	5,166,112
Other assets	262,328	192,482

	26,762,077	18,231,268

	$96,776,000	$56,450,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,600,000	$—
Accounts payable	1,387,903	181,604
Income tax payable	662,627	384,333
Accrued payroll and related	2,893,658	750,346
Other accrued expenses	2,493,443	229,323

	14,037,631	1,545,606

Long-term debt, net of current portion	25,100,343	—
Deferred tax liability	1,913,885	2,110,333

	41,051,859	3,655,939

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 20,030,276 and 19,364,276 shares issued	2,003	1,936
Additional paid-in capital	42,826,996	42,699,533
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings	9,168,891	6,164,927

	50,343,815	47,212,321
Non-controlling interest in consolidated joint venture	5,380,326	5,582,526

	55,724,141	52,794,847

	$96,776,000	$56,450,786

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Revenues
Casino	$23,212,583	$1,574,987	$24,753,635	$3,286,999
Food and beverage	1,373,777	445,254	1,786,360	862,445
Hotel	207,173	—	207,173	—
Management fees	5,912,434	6,018,598	12,276,676	12,180,704
Other operations	418,203	19,628	444,552	39,549

	31,124,170	8,058,467	39,468,396	16,369,697

Operating costs and expenses
Casino	13,011,458	547,475	13,533,914	1,083,382
Food and beverage	1,366,867	495,879	1,839,641	982,904
Hotel	180,707	—	180,707	—
Other operations	1,268,607	—	1,268,607	—
Project development and acquisition costs	86,059	68,126	617,867	135,804
Selling, general and administrative	6,989,450	1,515,932	8,643,158	3,281,664
Depreciation and amortization	2,052,141	859,634	2,903,885	1,720,976

	24,955,289	3,487,046	28,987,779	7,204,730

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	693,709	649,435	2,189,031	2,091,551
Unrealized losses on notes receivable, tribal governments	(32,439)	(20,354)	(7,864)	(31,118)

	661,270	629,081	2,181,167	2,060,433

Operating income	6,830,151	5,200,502	12,661,784	11,225,400

Other income (expense)
Interest expense	(917,844)	(3,655)	(1,128,478)	(7,311)
Fair value adjustment of derivative instrument	(350,343)	—	(350,343)	—
Other income (expense), net	(1,889)	1,443	(1,502)	114,284

Income before income taxes	5,560,075	5,198,290	11,181,461	11,332,373
Income taxes	1,457,134	1,229,760	2,863,997	2,768,409

Net income	4,102,941	3,968,530	8,317,464	8,563,964
Income attributable to noncontrolling interest in consolidated joint venture	(2,706,421)	(2,497,415)	(5,313,500)	(5,084,232)

Net income attributable to the Company	$1,396,520	$1,471,115	$3,003,964	$3,479,732

Net income attributable to the Company per common share	$0.08	$0.08	$0.17	$0.19

Weighted average number of common shares outstanding	18,223,081	18,004,414	18,115,381	18,003,048

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional					Total
Six months ended	Common stock		paid-in	Treasury stock		Retained	Non-controlling	stockholders’
June 30, 2011	Shares	Dollars	capital	Shares	Dollars	earnings	interest	Equity

Beginning balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847
Issuance of share based compensation	660,000	66	(66)	—	—	—	—	—
Previously deferred share-based compensation recognized	—	—	103,470	—	—	—	—	103,470
Issuance of common stock	6,000	1	24,059	—	—	—	—	24,060
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(5,515,700)	(5,515,700)
Net income	—	—	—	—	—	3,003,964	5,313,500	8,317,464

Ending balances	20,030,276	$2,003	$42,826,996	1,356,595	$(1,654,075)	$9,168,891	$5,380,326	$55,724,141

			Additional			Retained		Total
Six months ended	Common stock		paid-in	Treasury stock		earnings	Non-controlling	stockholders’
June 30, 2010	Shares	Dollars	capital	Shares	Dollars	(deficit)	Interest	Equity

Beginning balances	19,358,276	$1,936	$42,665,390	1,356,595	$(1,654,075)	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	16,683	—	—	—	—	16,683
Issuance of common stock	6,000	—	17,460	—	—	—	—	17,460
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(4,774,514)	(4,774,514)
Net income	—	—	—	—	—	3,479,732	5,084,232	8,563,964

Ending balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$1,975,412	$5,757,713	$48,780,519

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months
	ended June, 30,
	2011	2010

Net cash provided by operating activities	$11,244,568	$7,688,105

Cash flows from investing activities:
Purchase of property and equipment	(649,364)	(309,797)
Proceeds from repayment of tribal advances	—	5,000,000
Grand Victoria acquisition	(19,514,157)	—
Proceeds from sale of assets	—	1,200
Other assets	(82,778)	—

Net cash provided by (used in) investing activities	(20,246,299)	4,691,403

Cash flows from financing activities:
Payments on long-term debt to joint venture affiliate	—	(1,450,087)
Proceeds from borrowing	15,103,891	—
Repayment of long-term debt	(1,650,000)	—
Distributions to non-controlling interest in consolidated joint venture	(5,515,701)	(4,774,514)
Loan fees	(646,542)	—
Other	(36,827)	—

Net cash provided by (used in) financing activities	7,254,821	(6,224,601)

Net increase (decrease) in cash and equivalents	(1,746,910)	6,154,907
Cash and equivalents, beginning of period	13,294,496	9,198,399

Cash and equivalents, end of period	$11,547,586	$15,353,306

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$725,948	$—

Cash paid for income taxes	$2,752,118	$5,279,760

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment financed with prior year deposit	$5,000,000	$94,784

Deposit and other costs of Grand Victoria acquisition made through term loan	$17,896,109	$—

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 7, 2011, for the year ended December 31, 2010, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share attributable to the Company. The results of operations for the period ended June 30, 2011, are not necessarily indicative of results to be expected for the year ending December 31, 2011.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Gaming Entertainment (Indiana) LLC (“Grand Victoria”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation.” The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.
2.	SHARE-BASED COMPENSATION
On June 1, 2011, the Company’s compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of the Company’s stock ($3.88), with no discount. The majority of the shares (600,000) will vest in two years, and will be fully vested on June 1, 2013. The remaining shares will vest over three years, 20,001 on June 1, 2012, 20,001 on June 1, 2013, and 19,998 on June 1, 2014. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense was initially recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period. The Company recognized stock compensation expense of $103,470 and $0 for the three months ended June 30, 2011 and June 30, 2010, respectively, and $103,470 and $16,683 for the six months ended June 30, 2011 and June 30, 2010, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense.
In the second quarter of 2011 and 2010, the Company issued 6,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $24,060 and $17,460 based on the closing price of the Company’s stock of $4.01 and $2.91, with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $24,060 and $17,460 related to these grants.
At June 30, 2011, the Company recorded deferred share-based compensation of $2,457,330. At June 30, 2010, the Company had no deferred share-based compensation recorded.

3.	VARIABLE INTEREST ENTITIES
GED. The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (“HRI”). GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, the Company receives the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011. GED is a variable interest entity due to the fact that the Company has limited exposure to risk of loss. Therefore, the Company does not consolidate, but accounts for, its investment using the equity method. The Company believes the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans.
As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of an amount due from HRI included in receivables of $22,663 as of June 30, 2011, and an accounts receivable of $0.7 million as of December 31, 2010 as part of the Management Reorganization Agreement’s guaranteed payments for the three months ending June 30, 2011 and December 31, 2010, respectively. The investment in GED was $0.2 million as of June 30, 2011, and December 31, 2010, included in other assets.
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
GED CONDENSED BALANCE SHEET INFORMATION

	June 30,	December 31,
	2011	2010
Total assets	$500,451	$426,449
Total liabilities	49,406	41,487
Members’ capital	451,046	384,962
GED CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues	$1,471,184	$1,867,461	$3,032,728	$3,612,351
Net income	1,332,095	1,724,966	2,754,524	3,335,072
GEM. The Company directs the day to day operational activities of GEM that significantly impact GEM’s economic performance and therefore considers itself to be the primary beneficiary. As such, the joint venture is a variable interest entity that is consolidated in our financial statements.
Management believes the maximum exposure to loss from the Company’s investment in GEM is $8.7 million (before tax impact), which is composed of contract rights and the Company’s equity investment that is eliminated in consolidation. GEM has no debt or long-term liabilities. GEM’s current assets include the FireKeepers management fee receivable for both dates presented. Long-term assets include $8.8 million and $9.6 million in contract rights as of June 30, 2011 and December 31, 2010, respectively.
An unaudited summary of GEM’s operations follows:
GEM CONDENSED BALANCE SHEET INFORMATION

	June 30,	December 31,
	2011	2010
Current assets	$2,059,209	$1,985,419
Long-term assets	8,764,168	9,626,458
Current liabilities	62,725	446,825

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues	$5,912,434	$6,018,598	$12,276,676	$12,180,704
Net income	5,412,841	4,994,831	10,627,000	10,168,464
4.	FAIR VALUE MEASUREMENTS
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
The Company has a note receivable related to advances made to, or on behalf of, Nambé Pueblo to fund tribal operations and development expenses related to a potential casino project. Repayment of this note is conditioned upon the development of the project, and ultimately, the successful operation of a casino. Subject to such condition, the Company’s agreements with the Nambe Pueblo tribe provide for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development, and the actual operation itself.
Note receivable from tribal governments was as follows:

	June 30,	December 31,
	2011	2010

Contractual (stated) amount of Nambé Pueblo note receivable	$661,600	$661,600

Estimated fair value of Nambé Pueblo note receivable	$419,703	$427,567

In the first quarter of 2008, the Company received notice that the Nambé Pueblo tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming revenues, even if the Company does not ultimately develop the project. The Company is in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center which will likely have the ability to repay the advances from future cash flows of the project once open. Funding is expected during the third quarter of 2011 with the expected facility opening during the second quarter of 2012. There can be no assurance that a facility will ever open or that the Company will receive all, or any, reimbursement. With due consideration to the foregoing factors, management has estimated the fair value of the note receivable from the Nambé Pueblo at $0.4 million as of June 30, 2011.
The following table summarizes changes in the estimated fair value of notes receivable from tribal governments, determined using level 3 estimated fair value inputs, from January 1, 2011 to June 30, 2011:

Nambé Pueblo
Balances, January 1, 2011	$427,567
Unrealized gains (losses)	(7,864)

Balances, June 30, 2011	$419,703

6.	GOODWILL & OTHER INTANGIBLES
Goodwill:
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s Casino operation and the Grand Victoria Hotel and Casino. Goodwill is $10.3 million and $1.6 million for Stockman’s and Grand Victoria as of June 30, 2011, respectively. The Company’s review of goodwill associated with the purchase of Stockman’s as of June 30, 2011, resulted in approximately a 3% excess estimated fair value over the carrying amount of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.5 times. The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. Management believes Stockman’s could sustain a minimal decline in projected earnings or earnings growth without impairment. The Company continues to review goodwill on a quarterly basis and will recognize an impairment charge should earnings decline. The Company acquired the Grand Victoria on April 1, 2011 for approximately $43 million, before adjusting for working capital and cash acquired. The goodwill of $1.6 million is the excess purchase price over the assets purchased.

Other Intangible Assets:
Other intangible assets, net consist of the following:

	June 30, 2011 (unaudited)
	Estimated Life	Gross Carrying	Accumulated	Intangible Asset
	(years)	Value	Amortization	(Net)

Amortizing Intangibles assets:
Player Loyalty Program-Grand Victoria	3	$1,700,000	$(141,667)	$1,558,333
Nevada State Bank Loan Fees-FHR	15	218,545	(218,545)	—
Wells Fargo Bank Loan Fees-FHR	5	2,612,188	(250,230)	2,361,958
Non-amortizing intangible assets:
Gaming License -Grand Victoria	Indefinite	9,900,000	—	9,900,000
Gaming License- Other	Indefinite	484,675	—	484,675
Trademark	Indefinite	24,153	—	24,153

		$14,939,561	$(610,442)	$14,329,119

	December 31, 2010
	Estimated	Gross Carrying	Accumulated	Intangible Asset
	Life (years)	Value	Amortization	(Net)

Amortizing Intangibles assets:
Nevada State Bank Loan Fees-FHR	15	$218,545	$(96,087)	$122,458
Wells Fargo Bank Loan Fees-FHR	5	1,965,646	—	1,965,646
Non-amortizing intangible assets:
Gaming License-Other	Indefinite	464,232	—	464,232
Trademark	Indefinite	11,818	—	11,818

		$2,660,241	$(96,087)	$2,564,154

Player Loyalty Program
The player loyalty program represents the value of repeat business associated with Grand Victoria’s loyalty program. The value of $1.7 million of the Grand Victoria gaming license is determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program. The valuation analysis for the active rated player was based on projected revenues and attrition rates. Grand Victoria maintains historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.
Loan Fees
Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. Loan fees incurred for Nevada State Bank in the amount of $0.2 million resulted from the credit facility to purchase Stockman’s Casino in 2007. In March 2011, the credit facility with Nevada State Bank was terminated and the amortization of the loan fees was accelerated. The Company recognized amortization expense of $122,458 during the first quarter of 2011 as a result of the termination. On October 29, 2010, the Company entered into a Credit Agreement with Wells Fargo Bank. In December 2010, the Company entered into a Commitment Increase Agreement to increase the funds available under the Credit Agreement. Loan fees related to the Wells Fargo Bank debt were $2.6 million and will be amortized over the five-year term of the loan. The aggregate amortization expense was $243,715 and $3,655 for the three months ended June 30, 2011 and June 30, 2010, respectively; and $372,689 and $7,311 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Gaming Licenses
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight and a limitation on the number of licenses available for issuance. The value of $9.9 million of the Grand Victoria gaming license is determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives.
Trademark
Trademarks are based on the legal fees and recording fees related to the trademark of the “Rising Sun Casino Resort & Hotel” name, and variations of such name. Trademarks are not subject to amortization, as they have an indefinite useful life.
Current & Future Amortization
The Company amortizes its definite-lived intangible assets, including its player loyalty program, over their estimated useful lives. The aggregate amortization expense was $141,667 and $0 for the three months ended June 30, 2011 and June 30, 2010, respectively; and $141,667 and $0 for the six months ended June 30, 2011 and June 30, 2010, respectively.
Total amortization expense for intangible assets for the years ended December 30, 2011, 2012, 2013, 2014, 2015 and thereafter is anticipated to be approximately $1.3 million, $1.3 million, $1.1 million, $0.5 million, $0.2 million, and $12,400, respectively.
7.	LONG-TERM DEBT
At June 30, 2011 and December 31, 2010, long-term debt consists of the following:

	2011	2010

Long-term debt, net of current portion:
Term loan agreement, $33.0 million on October 29, 2010, maturing June 30, 2016, interest greater of 1 month LIBOR, or 1.5%, plus margin [4.5%-5.5%], LIBOR rates and margins are adjusted quarterly. (7.0% during quarter ended June 30, 2011)	$31,350,000	$—
Swap agreement, $20.0 million on January 7, 2011, effective April 1, 2011, maturing April 1, 2016, interest received based on 1 month LIBOR, and paid at a fixed rate of 1.9% (1.65% net settlement rate during quarter ended June 30, 2011)	$350,343	$—
Less current portion	(6,600,000)	—

	$25,100,343	$—

Credit Agreement with Wells Fargo. In 2010, the Company, as borrower, entered into a Credit Agreement, as amended, (the “Credit Agreement”) with the financial institutions listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, as collateral agent for the Secured Parties (as defined in the Credit Agreement), as security trustee for the Lenders, as Letters of Credit Issuer and as Swing Line Lender. The funds available under the Credit Agreement as of June 30, 2011 were $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.
The initial funding date of the Credit Agreement occurred March 31, 2011, when the Company borrowed $33.0 million on the term loan which was used to fund the Company’s acquisition of the Grand Victoria Casino & Resort in Rising Sun, Indiana (“Grand Victoria”) on April 1, 2011. The final maturity of the Credit Agreement is March 31, 2016.

The revolving line of credit has no outstanding balance of as of June 30, 2011 and therefore, the Company had $4.8 million available for future use. The availability of the line decreases every three months by $250,000 until maturity on March 31, 2016.
The Company pays interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement which calculates a rate and then applies an applicable margin based on a leverage ratio. The leverage ratio is defined as the ratio of total funded debt as of such date to adjusted EBITDA for the four consecutive fiscal quarter periods most recently ended for which Financial Statements are available. The Base Rate means, on any day, the greatest of (a) Wells Fargo’s prime rate in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus one and one half percent (1.50%) and (c) the One Month LIBOR Rate for such day (determined on a daily basis as set forth in the Credit Agreement) plus one and one-half percent (1.50%). The applicable margin on the Base Rate calculation ranges from 3.5% to 4.5%. LIBOR Rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time. The applicable margin on the LIBOR Rate calculation ranges from 4.5% to 5.5%. The Company has elected to use the LIBOR rate and for the three months ended June 30, 2011 the rate charged was 7.0%.
The Company is also required to pay a commitment fee on the last business day of each March, June, September and December. This is calculated as a percentage of all indebtedness of or attributable to the Company which ranges from 0.5% to 0.75% based on the leverage ratio. At June 30, 2011 the rate charged was 0.5%. The Credit Agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries, including Stockman’s Casino and Grand Victoria Casino, guarantee the obligations of the Company under the Credit Agreement.
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

Scheduled maturities of long-term debt as of the most recent balance sheet presented are as follows, for the annual periods ended June 30:

2012	$6,600,000
2013	6,600,000
2014	6,600,000
2015	6,600,000
2016	4,950,000
8.	DERIVATIVE INSTRUMENTS
The Company is subject to interest rate risk to the extent we borrow against credit facilities with variable interest rates as described above. The Company has potential interest rate exposure with respect to the $33.0 million outstanding balance on our variable rate term loan. During January 2011, the Company reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A., which became effective on April 1, 2011. The Swap contract exchanges a floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap are settled on a net basis. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Our credit risk related to the Swap is considered low because the agreement is with a creditworthy financial institution. The Company does not hold or issue derivative financial instruments for trading purposes.
The Swap became effective April 1, 2011 and continues through April 1, 2016. The Company will pay interest at a fixed rate of 1.9% on the notional amount of $20.0 million, which will be reduced by $1.0 million quarterly in July, October, January and April of each year. The terms of the interest rate swap agreement also require Wells Fargo Bank to pay based upon the variable LIBOR rate. The net interest payments, based on the notional amount, will match the timing of the related liabilities. The Swap is not designated as a hedge for accounting purposes under ASC Topic 815, “Derivatives and Hedging.” The Company recognized the derivative as a liability on the balance sheet and is included in long-term debt, and marked the derivative to fair value through the income statement income as a fair value adjustment of the derivative. During the quarter ended June 30, 2011, the Company paid interest on the hedged portion of the debit ($20 million) at a net rate of 8.65%, and paid interest on the non-hedged portion of the debt ($13 million) at rate of 7.0%.
The following table presents the historical fair value of the interest rate swaps recorded in the accompanying condensed consolidated balance sheets as of June 30, 2011. The Company had no interest swap agreements during the fiscal year ended December 31, 2010.

			Fair Value of Liability
			June 30,	December 31,
Effective Date	Notional Amount	Net Settlement Rate	2011	2010	Maturity Date
April 1, 2011	$20,000,000	1.65%	$350,343	$—	April 1, 2016

Totals	$20,000,000		$350,343	$—

Fair Value
Fair value approximates the amount we would pay if these contracts were settled at the respective valuation dates. Fair value is recognized based on estimates provided by Wells Fargo Bank, which are based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, is subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value is adjusted, to reflect the impact of credit ratings of the counterparties or the Company, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.

The net effect of our floating-to-fixed interest rate swap resulted in an increase in interest expense of $82,500 for the three and six months ended June 30, 2011, as compared to the contractual rate of the underlying hedged debt for the period. During the three and six months ended June, 30, 2011, due to the derivative not being designated as a hedging instrument, we recognized a loss on the change in the fair value of the swap of $350,343.
9.	SEGMENT REPORTING
The Company’s operations are composed of two primary business segments. The following tables reflect selected segment information for the three and six months ended June 30, 2011 and 2010. The casino operations segment includes the Grand Victoria Hotel and Casino’s operation in Rising Sun, Indiana and Stockman’s Casino operation in Fallon, Nevada. The Company reviews operating results, assesses performance and makes decisions related to the allocation of resources on a property-by-property basis, and therefore management believes that each property is an operating segment that are appropriately aggregated and presented as one reportable segment. To enhance disclosure, the Company also chooses to include regional information on this segment. The development/management segment includes costs associated with tribal casino development and management projects and the Michigan and Delaware joint ventures. The Corporate segment includes general and administrative expenses of the Company.
Selected statement of operations data for the three months ended June 30:

	Casino	Casino
	Operations	Operations	Development/
	Nevada	Mid-West	Management	Corporate	Consolidated
2011
Revenues	$2,021,239	$23,190,637	$5,912,294	$—	$31,124,170
Selling, general and administrative expense	484,098	5,203,444	130,958	1,170,950	6,989,450
Depreciation and amortization	236,135	1,220,183	593,147	2,676	2,052,141
Operating gains	—	—	661,270	—	661,270
Operating income (loss)	255,590	1,984,787	5,849,459	(1,259,685)	6,830,151
Net income (loss) attributable to Company	168,773	470,033	2,426,110	(1,668,396)	1,396,520

2010
Revenues	$2,039,869	$—	$6,018,598	$—	$8,058,467
Selling, general and administrative expense	414,550	—	155,416	945,966	1,515,932
Depreciation and amortization	240,990	—	593,195	25,449	859,634
Operating gains	—	—	629,081	—	629,081
Operating income (loss)	340,977	—	5,897,734	(1,038,209)	5,200,502
Net income (loss) attributable to Company	225,724	—	1,932,747	(687,356)	1,471,115

Selected statement of operations data for the six months ended June 30:

	Casino	Casino
	Operations	Operations	Development/
	Nevada	Mid-West	Management	Corporate	Consolidated
2011
Revenues	$4,001,078	$23,190,637	$12,276,681	$—	$39,468,396
Selling, general and administrative expense	946,062	5,203,444	283,197	2,210,455	8,643,158
Depreciation and amortization	474,950	1,220,183	1,186,343	22,409	2,903,885
Operating gains	—	—	2,181,167	—	2,181,167
Operating income (loss)	539,421	1,984,787	12,988,307	(2,850,731)	12,661,784
Net income (loss) attributable to Company	356,184	470,033	5,035,078	(2,857,331)	3,003,964

2010
Revenues	$4,188,993	$—	$12,180,704	$—	$16,369,697
Selling, general and administrative expense	860,826	—	400,824	2,020,014	3,281,664
Depreciation and amortization	486,072	—	1,186,389	48,515	1,720,976
Operating gains	—	—	2,060,433	—	2,060,433
Operating income (loss)	775,809	—	12,652,190	(2,202,599)	11,225,400
Net income (loss) attributable to Company	512,836	—	4,418,869	(1,451,973)	3,479,732
Selected balance sheet data as of June 30, 2011 and December 31, 2010:

	Casino	Casino
	Operations	Operations	Development/
	Nevada	Mid-West	Management	Corporate	Consolidated
2011

Total assets	$19,177,360	$55,808,380	$14,785,785	$7,004,475	$96,776,000
Property and equipment, net	7,009,533	30,617,739	—	25,146	37,652,418
Goodwill	10,308,520	1,647,198	—	—	11,955,718
Liabilities	1,371,129	6,267,182	1,206,714	32,206,834	41,051,859

2010

Total assets	$19,949,159	$—	$16,705,051	$19,796,576	$56,450,786
Property and equipment, net	7,325,852	—	241	46,158	7,372,251
Goodwill	10,308,520	—	—	—	10,308,520
Liabilities	1,319,064	—	1,621,394	715,481	3,655,939
10.	ACQUISITION OF GRAND VICTORIA CASINO
On September 10, 2010, the Company entered into definitive agreements with Grand Victoria Casino and Resort L.P. to acquire all of the operating assets of the property, located in Rising Sun, Indiana on the Ohio River. The purchase price was $43.0 million, exclusive of working capital adjustment, property cash and fees, as of March 31, 2011. The Company entered into the Credit Agreement with Wells Fargo on October 29, 2010, as discussed in Note 7, and regulatory approvals were obtained to accommodate a closing effective April 1, 2011.
Through June 30, 2011 and December 31, 2010, the Company had incurred $0.5 million and $0.2 million in acquisition related expenses, respectively, which are included in project development and acquisition expense. In conjunction with closing on the financing commitment, the Company has incurred $2.6 million in financing related fees located on the balance sheet in other intangibles.

The purchase price was allocated in the second quarter of 2011 as follows (in millions):

Land and land improvements	$8.1
Buildings and building improvements	16.8
Equipment and boat related assets	6.3
Gaming license	9.9
Player loyalty program	1.7
Goodwill	1.6
Working capital (deficit)	(2.0)

$42.4

The goodwill is the excess purchase price over the assets purchased.
The following unaudited, condensed consolidated pro forma data summarizes the Company’s results of operations for the periods indicated as if the acquisition had occurred as of January 1, 2010. This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the acquisition been completed on that date, or of future financial results. The estimated net income attributable to the Company and the net income per share has been adjusted for Grand Victoria’s effective tax rate in the State of Indiana.

In thousands, except for per share	Three months ended June 30,		Six months ended June 30,
amounts	2011	2010	2011	2010

Net revenues	$31,124	$31,820	$62,585	$62,668
Depreciation and amortization	2,052	2,768	4,547	5,594
Operating income	6,830	2,615	13,489	6,397
Net income attributable to the Company	1,397	(2,181)	2,786	(2,542)
Net income per share	$0.08	$(0.12)	$0.15	$(0.14)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Specifically, we own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate GEM in our consolidated financial statements. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2010, which triggered the commencement of the 7-year management agreement term. On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. (“Grand Victoria”) through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. We are also a noncontrolling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED has a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

In May 2011, the Company entered into a three-year consulting agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. The Company will receive a base consulting fee of $100,000 per month plus a success fee based on achieving certain financial targets and expects to incur only minimal incremental operating costs related to the contract. The Company’s consulting and related agreements have been submitted to the National Indian Gaming Commission (NIGC) and remain conditioned on its approval. During its review, the NIGC determined that the relationship of the Company to the casino facilities was a management relationship and the agreement is treated as a management contract for purposes of the NIGC review and approval.
On June 28, 2011, the Company, through a wholly owned subsidiary, entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The Company will pay a fixed monthly rent of $125,000 over the initial term of the lease. In addition, the Company has entered into an agreement with HCC Corporation, an affiliate of HGMI Gaming, Inc., to acquire the operating assets and certain liabilities related to the Grand Lodge Casino for approximately $0.6 million, exclusive of operating cash and working capital. The Grand Lodge Casino features approximately 260 slot machines, 24 table games and a sports book, and is integrated into Hyatt Regency Lake Tahoe Resort, Spa and Casino. These agreements are conditioned on approval by the Nevada Gaming Control Board and Nevada Gaming Commission. We expect these approvals to be received in August 2011.
Critical accounting estimates and policies
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies, including the determination of player loyalty program liability, the estimated useful lives assigned to our assets, asset impairment, bad debt expense, derivative instrument, purchase price allocations made in connection with our acquisitions and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates.
Our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our consolidated financial statements. Although our financial statements necessarily make use of certain accounting estimates by management, except as discussed in the following paragraphs, we believe that no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, the related evaluation of the recoverability of our investments in contract rights and the valuation of Stockman’s and Grand Victoria’s goodwill. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business with successful operations, and other factors underlie the determination of some of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. We review our conclusions as warranted by changing conditions.

The majority of our Casino accounts receivable consists primarily of returned checks and markers. The Company reviews the receivables and related aging to estimate a factor for estimating the allowance for our receivables.
Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10.
Our goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s Casino and Grand Victoria Hotel & Casino operations. Our review of goodwill as of June 30, 2011, resulted in a 3% excess of estimated fair value over the carrying amount of goodwill for Stockman’s Casino and related assets using a market approach (Note 6). The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. We believe Stockman’s could sustain minimal decline in projected earnings or earnings growth without impairment and we continue to review on a quarterly basis. The Company acquired the Grand Victoria on April 1, 2011 for approximately $43 million. The goodwill of $1.6 million is the excess purchase price over the assets (Note 10).
Our indefinite-lived intangible assets include trademarks and certain license rights. The fair value of brands is estimated using a derivation of the income approach to valuation. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
Our finite-lived intangible assets include customer relationship and management contract intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
We have two variable interest entities, GED and GEM. Our investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between Harrington Raceway Inc. (“HRI”) and us. GED has a management agreement with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, we receive the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011. GED is a variable interest entity due to the fact that we have limited our exposure to the risk of loss. Therefore, we do not consolidate but account for our investment using the equity method. We believe the maximum exposure to loss is the account receivable and investment in GED as GED carries no loans. We do not expect the management agreement to be extended beyond its August 2011 termination date.

We direct the day to day operational activities of GEM that significantly impact GEM’s economic performance and therefore, considers itself to be the primary beneficiary. As such, the joint venture is variable interest entity that requires consolidation in our financial statements.
Management believes the maximum exposure to loss from our investment in GEM is $8.7 million (before tax impact), which is composed of contract rights and our equity investment that is eliminated in consolidation. Currently, GEM has no debt. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members were to be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us has been repaid. As of March 31, 2010, RAM’s member payable was paid and as of August 2010, FHR’s member payable also had been paid. Accordingly, GEM resumed paying a 50/50 split on distributions to the Company and RAM in September 2010.
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
The estimated fair value of our notes receivable related to tribal casino projects make up less than 1% of our total assets. Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows. The key assumptions and information used to estimate the fair value of the Nambé notes receivable at June 30, 2011 included a total aggregate face amount of the notes receivable of $0.7 million. The estimated years until opening and discount rate for the Nambé project were 1.0 and 22%, respectively. As of December 31, 2010, the estimated fair value of the $0.6 million face amount Montana notes receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful.
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
We have adopted the accounting guidance for derivative instruments and hedging activities, as amended, to account for our interest rate swap. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The derivative instrument is not designated as hedges for accounting purposes, The change in fair value is recorded in the consolidated statement of operations in the period of change. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement. Fluctuations in interest rates can cause the fair value of our derivative instrument to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements.
Results of continuing operations
A significant portion of our revenue is generated from our management agreements with the FireKeepers Casino in Michigan and the Harrington Casino in Delaware. The Delaware contract expires in August 2011, and the Michigan contract ends in August 2016. We do not expect to renew the management contract with Harrington Casino, and there can be no assurance that the FireKeepers Casino management contract will be extended on or before August 2016. Additionally, our 2011 results of continuing operation were significantly impacted by our newly acquired Grand Victoria on April 1, 2011.
Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010
Operating revenues. For 2011, total operating revenues from continuing operations increased $23.1 million, or 286.2%, as compared to 2010, primarily due to the acquisition of the Grand Victoria. As of June 30, 2011, the Grand Victoria’s quarter-to-date operating revenues were $23.2 million. The increase was offset by a decrease in management income in GEM of $0.1 million, or 1.8%.
Operating costs and expenses. For 2011, total operating costs and expenses increased $21.5 million as compared to 2010, primarily due to the acquisition of the Grand Victoria. As of June 30, 2011, the Grand Victoria’s operating costs and expenses were $21.2 million. Operating costs and expenses increased at the corporate level by $0.2 million, or 21.3% as discussed below.

Project development and acquisition costs. For 2011, project development and acquisition costs increased $17,933, or 26.3%, as compared to 2010, primarily due to expenses in pursuit of new projects.
Selling, general and administrative expense. For 2011, selling, general and administrative expenses increased $5.5 million, or 359.8%, as compared to 2010 primarily due to the acquisition of the Grand Victoria, effective April 1, 2011. As of June 30, 2011, the Grand Victoria’s selling, general and administrative expenses were $5.2 million. Selling, general and administrative expenses increased at the corporate level by $0.2 million, or 23.8%, primarily due to stock compensation expense of $103,470 related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements, and incentive compensation expense.
Operating gains (losses). For 2011, operating gains increased by $32,189, or 5.1%. The increase over 2010 is primarily due to a $44,274, or 6.8% increase in equity in net income of unconsolidated joint venture and related guaranteed payments (GED) offset by a $12,085, or 59.3%, increase in unrealized losses on notes receivable. We receive a 5% increase in cash distributions over prior year in GED, and expect approximately a 5% increase in recognized income through August 2011, regardless of differences between cash distributions and net income.
Other income (expense). For 2011, other expense increased by $1.3 million, consisting primarily of a $0.3 million non-cash loss on derivative instrument, which is discussed in Note 8 and an increase in interest expense of $0.9 million, related to the interest expense for to the Wells Fargo, N.A. loan, including $0.2 million related to amortization of the Wells Fargo loan costs. We terminated the NSB loan immediately prior to making the first draw on the Wells Fargo loan for the acquisition of the Grand Victoria.
Income taxes. For the three months ended June 30, 2011, the estimated effective annual income tax rate applied to the quarter is approximately 26%, compared to 24% for the same period in 2010. The estimated effective annual income tax rate considers pretax income from continuing operations and reflects a 16% benefit from income attributable to noncontrolling interest. The increase in the estimated effective annual income tax rate is primarily due to additional state taxes as a result of the acquisition of Grand Victoria, partially offset by an adjusted effective tax rate for Michigan, as GEM’s filing status changed from filing as a stand-alone entity to filing unitarily with Full House Resorts, Inc.
Noncontrolling interest. For 2011, the income attributable to noncontrolling interest in consolidated joint venture increased by $0.2 million, or 8.4%. The increase was attributable to the net income in GEM of $5.4 million, 50% of which is the noncontrolling interest portion. GEM’s increased net income was due primarily to a lower effective state income tax rate, due to a change in tax filing status during the second quarter of 2011.
Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010
Operating revenues. For the six months ended June 30, 2011, total operating revenues from continuing operations increased $23.1 million, or 141.1%, as compared to 2010, primarily due to the acquisition of the Grand Victoria. As of June 30, 2011, the Grand Victoria’s operating revenues were $23.2 million. The increase was offset by a decrease in management income in GEM of $0.1 million, or .8%.
Operating costs and expenses. For the six months ended June 30, 2011, total operating costs and expenses increased $21.8 million, or 302.3%, as compared to 2010, primarily due to the acquisition of the Grand Victoria. As of June 30, 2011, the Grand Victoria’s operating costs and expenses were $21.2 million. Other operating costs and expenses at corporate increased $0.6 million, or 29.4% as discussed below.
Project development costs. For the six months ended June 30, 2011, project development costs increased $0.5 million or 355%, as compared to the 2010, primarily due to acquisition expenses for the Grand Victoria.
Selling, general and administrative expense. For the six months ended June 30, 2011, selling, general and administrative expenses increased $5.4 million, or 163.3%, as compared to 2010 primarily due to the acquisition of the Grand Victoria, effective April 1, 2011. As of June 30, 2011, the Grand Victoria’s selling, general and administrative expenses were $5.2 million. Selling, general and administrative expenses increased at the corporate level by $0.2 million, or 9.4% primarily due to stock compensation expense of $103,470 related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements..
Operating gains. For the six months ended June 30, 2011, operating gains increased by $0.1 million, or 5.9%, primarily due to the $0.1 million, or 4.7% increase in equity in net income of unconsolidated joint venture and related guaranteed payments (GED). We receive a 5% increase in cash distributions over prior year in GED, and expect approximately a 5% increase in the income statement through August 2011, regardless of differences and timing between cash distributions and net income.

Other income (expense). For the six months ended June 30, 2011, other income decreased by $1.6 million, consisting primarily of a $0.3 million non-cash loss on the derivative instrument, which is discussed in Note 8 and an increase in interest expense of $1.0 million due to the interest expense related to the Wells Fargo, N.A. loan, including $0.2 million related to amortization of the Wells Fargo loan costs, and $0.1 million related to the accelerated amortization of NSB loan acquisition costs. We terminated the NSB loan immediately prior to making the first draw on the Wells Fargo loan for the acquisition of the Grand Victoria.
Income taxes. For the six months ended June 30, 2010, the estimated effective annual income tax rate applied for the current year is approximately 26%, compared to 24% for the same period in 2010. The estimated effective annual income tax rate considers pretax income from continuing operations and reflects a 16% benefit from income attributable to noncontrolling interest. The increase in the estimated effective annual income tax rate is primarily due to additional state taxes as a result of the acquisition of Grand Victoria partially offset by a reduction in the effective tax rate for Michigan, as GEM’s tax filing status changed. Previously, GEM filed as a stand-alone partnership, with all of its receipts subject to the Michigan Business Tax. Future taxes will be filed on a unitary basis, with GEM being included in Full House Resorts’ tax reporting. The unitary filing should result in a reduction of receipts apportioned to Michigan.
Non-controlling interest. For the six months ended June 30, 2011, the net income attributable to non-controlling interest in consolidated joint venture increased by $0.2 million, or 4.5%. The increase is attributable to the net income in GEM of $10.6 million, 50% of which is the noncontrolling interest portion. GEM’s increased net income was due primarily to a lower effective state income tax rate, due to a change in tax filing status during the second quarter of 2011.
Liquidity and capital resources
Economic conditions and related risks and uncertainties
The United States has experienced a widespread and severe recession accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability and is also engaged in war, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, northern Nevada, Delaware and Michigan. Accordingly, future operations could be affected by adverse economic conditions particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may be significant.
The Grand Victoria, FireKeepers Casino, Delaware joint venture and Stockman’s Casino are currently our primary source of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ends in August 2011 and our management agreement for the FireKeepers Casino in Michigan ends in August 2016. We do not expect to renew the management contract with Harrington Casino, and there can be no assurance that the FireKeepers Casino management contract will be extended. Under the management agreement for FireKeepers Casino, certain distributions must be paid from net revenue prior to the payment of the management fee to us. The Gun Lake Tribe opened a casino on February 11, 2011 that is approximately a one-hour drive northwest of FireKeepers Casino. This increased competition may affect the revenues of FireKeepers Casino and ultimately our management fee. The Pokagon Band of Potawatomi Indians, owner of Four Winds Casino Resort in New Buffalo, are set to open a satellite casino in Hartford on August 30, 2011, with 500 slot machines. The new location would total about 52,000 square feet and employ about 300 workers. Hartford, Michigan is approximately a one hour drive west of Firekeepers Casino on Interstate 94.
On a consolidated basis, cash provided by operations in 2011 increased $3.6 million over the prior year primarily due to the addition of the Grand Victoria operation. Cash provided by investing activities decreased $24.9 million from the prior year primarily due to cash used to purchase the Grand Victoria. Cash provided by financing activities increased $13.5 million primarily due to loan proceeds associated with the acquisition of Grand Victoria. As of June 30, 2011, the Company had approximately $11.5 million in cash and availability on its Wells Fargo revolving loan of $4.8 million.

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
The initial funding date of the Credit Agreement occurred March 31, 2011 when the Company borrowed $33.0 million on the term loan which was used to fund the Company’s previously announced $43.0 million acquisition, exclusive of property cash and fees. The purchase occurred on April 1, 2011. The Credit Agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries guarantee the obligations of the Company under the Credit Agreement.
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
The Company is subject to interest rate risk to the extent we borrow against credit facilities with variable interest rates. The Company has potential interest rate exposure with respect to the $31.4 million outstanding balance on our variable rate term loan as of June 30, 2011. During January 2011, as required by the credit facility, the Company reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A. The Swap contract exchanges a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap are settled on a net basis. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Our credit risk related to the Swap is considered low because the swap agreement is with a creditworthy financial institution. The Company does not hold or issue derivative financial instruments for trading purposes.
The Swap agreement became effective April 1, 2011 and continues through April 1, 2016. The Company will pay interest at a fixed rate of 1.9% on the notional amount of $20.0 million, which will be reduced by $1.0 million quarterly in July, October, January and April of each year. The terms of the interest rate swap agreement also require Wells Fargo to pay based upon the variable LIBOR rate. The net interest payments, based on the notional amount, will match the timing of the related liabilities. The derivative is not designated as a hedge for accounting purposes, in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company recorded the derivative liability at fair value. As of June 30, 2011, the fair value of the liability was $350,343.

In March 2011, the Company opened Federal Deposit Insurance (“FDIC”) insured noninterest bearing accounts with Wells Fargo. As of June 30, 2011, we had $3.8 million in an insured noninterest bearing account. Bankrate.com’s Safe & Sound® service rated Wells Fargo Financial, NA in Las Vegas, NV a “5 Star” as of March 31, 2011, which is the highest award rating and is defined as a “superior” ranking of relative financial strength and stability. As of June 30, 2011, we held $0.5 million in an FDIC insured noninterest bearing account with Nevada State Bank (NSB) NSB is a subsidiary of Zion’s Bancorporation. Weiss Ratings rated Zion’s “D+” (weak financial strength) in the March 15, 2011, report meaning that this institution demonstrates significant weaknesses which could negatively affect the recoverability of depositors’ funds or creditors.
FireKeepers project
GEM, our FireKeepers Casino joint venture, has the exclusive right to arrange the financing and provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions are paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. The terms of our management agreement were approved by the NIGC in December 2007 and a revised management agreement was approved in April 2008. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM will perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. In March 2011, the Tribe announced the planned addition of a new hotel and event center. Construction commenced in May 2011 and will include expanded gaming area for approximately 200 slot machines, an entertainment venue and dining options, and a 242-room hotel that will include an indoor pool, exercise facility, full-service restaurant, and business center.
Buffalo Thunder
In May 2011, the Company entered into a three-year consulting agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblos’s Cities of Gold and Sports Bar casino facilities. The Company will receive a base consulting fee of $100,000 per month plus a success fee based on achieving certain financial targets and expects to incur only minimal incremental operating costs related to the contract. The Company’s consulting and related agreements remain conditioned on the approval of the National Indian Gaming Commission (NIGC).
Grand Lodge Casino
On June 28, 2011, the Company entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The Company will pay a fixed monthly rent of $125,000 over the initial term of the lease. The Company entered into an agreement with HCC Corporation, an affiliate of HGMI Gaming, Inc., to acquire the operating assets and certain liabilities related to the Grand Lodge Casino, which features approximately 260 slot machines, 24 table games and a sports book, and is integrated into Hyatt Regency Lake Tahoe Resort, Spa and Casino. The casino had historical annual revenues of approximately $12.5 million, which may not be reflective of future revenues.

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
In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. We are in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center which will likely have the ability to repay the advances from future cash flows of the project once open. Funding is expected during the third quarter of 2011 with the expected facility opening during the second quarter of 2012. There can be no assurance that a facility will open or that we will receive all or any of our reimbursement.
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. At June 30, 2011, the note receivable from the Nambé tribe had been discounted approximately $0.2 million below the contractual value of the note receivable.
The Company continues to actively investigate, individually and with partners, new business opportunities. Management believes we will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.
Seasonality
We believe that our casino operations and management contracts and our estimates of completion for projects in development may be affected by seasonal factors, including holidays, adverse weather and travel conditions. Accordingly, our results of operations may fluctuate from year to year and the results for any year may not be indicative of results for future years.
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
Evaluation of Disclosure Controls and Procedures — As of June 30, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — On April 1 2011, FHR acquired Grand Victoria Hotel & Casino and management is currently continuing its assessment of the effectiveness of the GV’s internal controls. Upon completion of our assessment of the effectiveness of GV’s internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in our annual report on Form 10-K for the year ended December 31, 2011, about whether or not our internal control over financial reporting was effective as of December 31, 2011, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There have been no other changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

10.1
Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011.)

10.2
Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC.(Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011.)

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.
Date: August 9, 2011	By:	/s/ MARK MILLER
Mark Miller
Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)