Form 10-Q
period 2011-09-30
FULL HOUSE RESORTS INC
filed 2011-11-09
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2011, there were 18,673,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

Page
PART I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited), and December 31, 2010	3

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4

Unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and 2010	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4. Controls and Procedures	30

PART II. Other Information

Item 6. Exhibits	31

Signatures	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$16,534,024	$13,294,496
Accounts receivable, net of allowance for doubtful accounts of $1,090,549 and $0	4,514,622	2,276,422
Income taxes receivable	—	598,886
Prepaid expenses	5,275,298	796,858
Deposits and other	507,715	208,227

	26,831,659	17,174,889

Property and equipment, net of accumulated depreciation of $9,805,021 and $6,888,958	37,616,778	7,372,251

Long-term assets related to tribal casino projects
Notes receivable, net of allowance of $661,600 and $234,033	—	427,567
Contract rights, net of accumulated amortization of $5,899,929 and $4,120,775	11,465,657	13,244,811

	11,465,657	13,672,378

Other long-term assets
Goodwill	7,455,718	10,308,520
Intangible assets, net of accumulated amortization of $990,248 and $96,087	13,924,538	2,564,154
Long-term deposits	156,312	5,166,112
Other assets	35,801	192,482

	21,572,369	18,231,268

	$97,486,463	$56,450,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,600,000	$—
Accounts payable	1,815,040	181,604
Income tax payable	763,287	384,333
Accrued player club points and progressive jackpots	1,787,729	40,506
Accrued payroll and related	3,535,586	750,346
Other accrued expenses	2,538,569	188,817

	17,040,211	1,545,606

Long-term debt, net of current portion	23,688,069	—
Deferred tax liability	1,913,885	2,110,333

	42,642,165	3,655,939

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 20,030,276 and 19,364,276 shares issued	2,003	1,936
Additional paid-in capital	43,137,397	42,699,533
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings	8,029,398	6,164,927

	49,514,723	47,212,321
Non-controlling interest in consolidated joint venture	5,329,575	5,582,526

	54,844,298	52,794,847

	$97,486,463	$56,450,786

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
Revenues
Casino	$25,074,330	$1,576,780	$49,827,965	$4,863,779
Food and beverage	1,482,257	437,568	3,268,617	1,300,013
Hotel	226,345	—	433,518	—
Management fees	6,066,093	6,518,898	18,347,769	18,699,602
Other operations	618,886	103,014	1,063,438	142,563

	33,467,911	8,636,260	72,941,307	25,005,957

Operating costs and expenses
Casino	14,664,824	537,719	28,198,738	1,621,101
Food and beverage	1,432,238	518,432	3,271,879	1,501,336
Hotel	199,784	—	380,491	—
Other operations	1,356,511	—	2,625,118	—
Project development and acquisition costs	106,769	148,310	724,636	283,722
Selling, general and administrative	8,247,119	1,547,855	16,890,277	4,829,910
Depreciation and amortization	2,083,294	855,873	4,987,179	2,576,849

	28,090,539	3,608,189	57,078,318	10,812,918

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	1,122,004	1,531,900	3,306,035	3,623,450
Impairment losses	(4,919,703)	—	(4,919,703)	—
Unrealized losses on notes receivable, tribal governments	—	—	(7,864)	(31,118)

	(3,797,699)	1,531,900	(1,621,532)	3,592,332

Operating income	1,579,673	6,559,971	14,241,457	17,785,371

Other income (expense)
Interest expense	(887,482)	(3,655)	(2,015,961)	(10,966)
Loss on derivative instrument	(213,850)	—	(564,193)	—
Other income (expense), net	8,790	3,776	7,289	118,061

Income before income taxes	487,131	6,560,092	11,668,592	17,892,466
Income tax expense (benefit)	(996,627)	1,599,610	1,867,370	4,368,021

Net income	1,483,758	4,960,482	9,801,222	13,524,445
Income attributable to non-controlling interest in consolidated joint venture	(2,623,251)	(2,723,520)	(7,936,751)	(7,807,751)

Net income (loss) attributable to the Company	$(1,139,493)	$2,236,962	$1,864,471	$5,716,694

Net income (loss) attributable to the Company per common Share	$(0.06)	$0.12	$0.10	$0.32

Weighted average number of common shares outstanding	18,673,681	18,007,681	18,304,218	18,004,615

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional					Total
Nine months ended	Common stock		paid-in	Treasury stock		Retained	Non-controlling	stockholders’
September 30, 2011	Shares	Dollars	capital	Shares	Dollars	earnings	interest	Equity

Beginning balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847
Issuance of share based compensation	660,000	66	(66)	—	—	—	—	—
Previously deferred share-based compensation recognized	—	—	413,871	—	—	—	—	413,871
Issuance of common stock	6,000	1	24,059	—	—	—	—	24,060
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(8,189,702)	(8,189,702)

Net income	—	—	—	—	—	1,864,471	7,936,751	9,801,222

Ending balances	20,030,276	$2,003	$43,137,397	1,356,595	$(1,654,075)	$8,029,398	$5,329,575	$54,844,298

			Additional			Retained		Total
Nine months ended	Common stock		paid-in	Treasury stock		earnings	Non-controlling	stockholders’
September 30, 2010	Shares	Dollars	capital	Shares	Dollars	(deficit)	Interest	Equity

Beginning balances	19,358,276	$1,936	$42,665,390	1,356,595	$(1,654,075)	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	16,683	—	—	—	—	16,683
Issuance of common stock	6,000	—	17,460	—	—	—	—	17,460
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(7,138,713)	(7,138,713)

Net income	—	—	—	—	—	5,716,694	7,807,751	13,524,445

Ending balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$4,212,374	$6,117,033	$51,376,801

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months
	ended September, 30,
	2011	2010

Net cash provided by operating activities	$20,997,328	$12,761,200

Cash flows from investing activities:
Purchase of property and equipment	(1,233,284)	(358,738)
Proceeds from repayment of tribal advances	—	5,000,000
Rising Star acquisition	(19,514,157)	—
Grand Lodge acquisition	75,418	—
Proceeds from sale of assets	10,080	1,200
Deposits and other capitalized acquisition costs	(35,451)	(572,854)
Long-term deposits	10,000	44,600

Net cash provided by (used in) investing activities	(20,687,394)	4,114,208

Cash flows from financing activities:
Payments on long-term debt to joint venture affiliate	—	(1,450,088)
Proceeds from borrowing	15,103,891	—
Repayment of long-term debt	(3,300,000)	—
Distributions to non-controlling interest in consolidated joint venture	(8,189,703)	(7,138,713)
Loan fees	(648,792)	—
Other	(35,802)	—

Net cash provided by (used in) financing activities	2,929,594	(8,588,801)

Net increase in cash and equivalents	3,239,528	8,286,607
Cash and equivalents, beginning of period	13,294,496	9,198,399

Cash and equivalents, end of period	$16,534,024	$17,485,006

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,378,383	$—

Cash paid for income taxes	$3,941,118	$6,414,760

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment financed with prior year deposit	$5,000,000	$94,185

Deposit and other costs of Rising Star acquisition made through term loan	$17,896,109	$—

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION
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
These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 7, 2011, for the year ended December 31, 2010, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share attributable to the Company. The results of operations for the period ended September 30, 2011, are not necessarily indicative of results to be expected for the year ending December 31, 2011.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Gaming Entertainment (Indiana) LLC (“Rising Star”), Gaming Entertainment (Nevada) LLC (“Grand Lodge”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation.” The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.
Recently Issued Accounting Standards
In September 2011, FASB, issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The new guidance will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The new guidance is effective, for us, beginning with annual and interim impairment tests performed in 2012. Early adoption is permitted, including for our 2011 annual impairment test which will be performed in the fourth quarter of 2011. We are currently evaluating the new guidance.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and those prepared in accordance with International Financial Reporting Standards. While the new guidance is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments which could change how existing fair value measurement guidance is applied. We are currently evaluating the new guidance.

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
The Company recognized stock compensation expense of $310,401 and $0 for the three months ended September 30, 2011 and September 30, 2010, respectively, and $413,871 and $16,683 for the nine months ended September 30, 2011 and September 30, 2010, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At September 30, 2011, the Company had deferred share-based compensation of $2,146,929 and $0 at September 30, 2010.
3.	VARIABLE INTEREST ENTITIES
GED. The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and Harrington Raceway Inc. (“HRI”). GED had a management agreement thru August 31, 2011 with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, the Company received the greater of 50% of GED’s member distribution as prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract on August 31, 2011. GED is a variable interest entity due to the fact that the Company has limited exposure to risk of loss. Therefore, the Company does not consolidate, but accounts for, its investment using the equity method.
As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of an amount due from HRI included in receivables of $0.2 million as of September 30, 2011, and an accounts receivable of $0.7 million as of December 31, 2010 as part of the Management Reorganization Agreement’s guaranteed payments for the three months ending September 30, 2011 and December 31, 2010, respectively. The GED management contract expired in August 2011. The receivable of $0.2 million represents the remainder of the final true up, based on the terms of the agreement, which was paid in full in October 2011. The investment in GED was $0 as of September 30, 2011, and $0.2 million as of December 31, 2010, included in other assets.
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
GED CONDENSED BALANCE SHEET INFORMATION

	September 30,	December 31,
	2011	2010
Total assets	$—	$426,449
Total liabilities	—	41,487
Members’ capital	—	384,962

GED CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues	$5,207,935	$8,473,977	$21,291,578	$21,351,040
Net income	752,797	1,639,915	3,507,322	4,974,987
GEM. The Company directs the day to day operational activities of GEM that significantly impact GEM’s economic performance and therefore is the primary beneficiary pursuant to the relevant portions of FASB ASC Topic 810 “Consolidation” [ASC 810-10-25 Recognition of Variable Interest Entities, paragraphs 38-39]. As such, the joint venture is a variable interest entity that is consolidated in our financial statements.
Management believes the maximum exposure to loss from the Company’s investment in GEM is $8.5 million (before tax impact), which is composed of the Company’s share of contract rights and the Company’s equity investment that is eliminated in consolidation. GEM has no debt or long-term liabilities. GEM’s current assets include the FireKeepers management fee receivable for both dates presented. Long-term assets include $8.3 million and $9.6 million in contract rights as of September 30, 2011 and December 31, 2010, respectively.
An unaudited summary of GEM’s operations follows:
GEM CONDENSED BALANCE SHEET INFORMATION

	September 30,	December 31,
	2011	2010
Current assets	$2,430,967	$1,985,419
Long-term assets	8,333,143	9,626,458
Current liabilities	104,960	446,825
GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues	$6,001,093	$6,518,898	$18,277,769	$18,699,602
Net income	5,246,502	5,447,039	15,873,502	15,615,503
4.	FAIR VALUE MEASUREMENTS
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

The estimated casino opening date used in the valuation takes into account project-specific circumstances such as ongoing litigation, the status of required regulatory approvals, construction periods and other factors. Factors considered in the determination of an appropriate discount rate include discount rates typically used by gaming industry investors and appraisers to value individual casino properties in the appropriate regions, and discount rates produced by the widely-accepted Capital Asset Pricing Model (“CAPM”). The following key assumptions are used in the CAPM:
•	S&P 500, average benchmark investment returns (medium-term horizon risk premiums);
•	Risk free investment return equal to the trailing 10-year average for 90-day treasury bills;
•	Investment beta factor equal to the average of a peer group of similar entities in the hotel and gaming industry;
•	Project-specific adjustments based on the status of the project (i.e., litigation, regulatory approvals, tribal politics, etc.), and typical size premiums for “micro-cap” and “low-cap” companies.
5.	NOTE RECEIVABLE, TRIBAL GOVERNMENTS
The Company has a note receivable related to advances made to, or on behalf of, Nambé Pueblo to fund tribal operations and development expenses related to a potential casino project. Repayment of this note is conditioned upon the development of the project, and ultimately, the successful operation of a casino. Subject to such condition, the Company’s agreements with the Nambé Pueblo tribe provide for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development, and the actual operation itself.
Note receivable from tribal governments was as follows:

	September 30,	December 31,
	2011	2010
Contractual (stated) amount of Nambé Pueblo note receivable	$661,600	$661,600

Estimated value of Nambé Pueblo note receivable	$—	$427,567

In the first quarter of 2008, the Company received notice that the Nambé Pueblo tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming revenues, even if the Company does not ultimately develop the project. The Company is in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center. The financing process has proceeded more slowly than expected and in light of current economic conditions and credit market weaknesses, there can be no assurance that a facility will ever open or that the Company will receive all, or any, payment on the note receivable. With due consideration to the foregoing factors, management has fully reserved the value of the note receivable from the Nambé Pueblo to $0 as of September 30, 2011 and recognized the impairment of the note receivable during the current quarter.
The following table summarizes changes in the estimated fair value of notes receivable from tribal governments, determined using level 3 estimated fair value inputs, from January 1, 2011 to September 30, 2011:

Nambé Pueblo
Balances, January 1, 2011	$427,567
Impairment loss	(419,703)
Unrealized losses	(7,864)

Balances, September 30, 2011	$—

6. GOODWILL & OTHER INTANGIBLES
Goodwill:
Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s Casino operation and the Rising Star Casino Resort. Goodwill is $5.8 million and $1.6 million for Stockman’s and Rising Star as of September 30, 2011, respectively. The Company’s review of goodwill associated with the purchase of Stockman’s as of September 30, 2011, resulted in a $4.5 million impairment of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.25 times. The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. The Company acquired the Rising Star on April 1, 2011 for approximately $43 million, before adjusting for working capital and cash acquired. The goodwill of $1.6 million is the excess purchase price over the assets purchased.
Other Intangible Assets:
Other intangible assets, net consist of the following:

	September 30, 2011 (unaudited)
	Estimated	Gross
	Life	Carrying	Accumulated	Expense /	Intangible
	(years)	Value	Amortization	Disposals	Asset, Net
Amortizing Intangibles assets:
Player Loyalty Program-Rising Star	3	$1,700,000	$(283,333)	$—	$1,416,667

Nevada State Bank Loan Fees	15	218,545	(218,545)	—	—

Wells Fargo Bank Loan Fees	5	2,614,438	(488,370)	—	2,126,068

Non-amortizing intangible assets:
Gaming License-Rising Star	Indefinite	9,900,000	—	—	9,900,000
Gaming Licensing Costs	Indefinite	484,676	—	(29,762)	454,914
Trademarks	Indefinite	26,889	—	—	26,889

		$14,944,548	$(990,248)	$(29,762)	$13,924,538

	December 31, 2010
	Estimated	Gross
	Life	Carrying	Accumulated	Expense /	Intangible
	(years)	Value	Amortization	Disposals	Asset, Net
Amortizing Intangibles assets:
Nevada State Bank Loan Fees	15	$218,545	$(96,087)	$—	$122,458
Wells Fargo Bank Loan Fees	5	1,965,646	—	—	1,965,646

Non-amortizing intangible assets:
Gaming Licensing Costs	Indefinite	464,232	—	—	464,232
Trademarks	Indefinite	11,818	—	—	11,818

		$2,660,241	$(96,087)	$—	$2,564,154

Player Loyalty Program
The player loyalty program represents the value of repeat business associated with Rising Star’s loyalty program. The value of $1.7 million of the Rising Star player loyalty program is determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program. The valuation analysis for the active rated player was based on projected revenues and attrition rates. Rising Star maintains historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.
Loan Fees
Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. Loan fees incurred for Nevada State Bank in the amount of $0.2 million resulted from the credit facility to purchase Stockman’s Casino in 2007. In March 2011, the credit facility with Nevada State Bank was terminated and the amortization of the loan fees was accelerated. The Company recognized amortization expense of $0.1 million during the first quarter of 2011 as a result of the termination. On October 29, 2010, the Company entered into a Credit Agreement with Wells Fargo Bank. In December 2010, the Company entered into a Commitment Increase Agreement to increase the funds available under the Credit Agreement. Loan fees related to the Wells Fargo Bank debt were $2.6 million and are being amortized over the five-year term of the loan. The aggregate amortization expense was $0.2 million and $3,655 for the three months ended September 30, 2011 and September 30, 2010, respectively; and $0.6 million and $10,966 for the nine months ended September 30, 2011 and September 30, 2010, respectively.
Gaming Licenses
Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. The value of $9.9 million of the Rising Star gaming license is determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable. The Company reviewed existing gaming licenses as of September 30, 2011 and recognized an expense of $29,762 related to gaming licensing costs pertaining to a former director, who is no longer affiliated with the organization.
Trademark
Trademarks are based on the legal fees and recording fees related to the trademark of the “Rising Star Casino Resort” name, and variations of such name. Trademarks are not subject to amortization, as they have an indefinite useful life and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the trademark may not be recoverable.
Current & Future Amortization
The Company amortizes its definite-lived intangible assets, including its player loyalty program and loan fees, over their estimated useful lives. The aggregate amortization expense was $0.4 million and $3,655 for the three months ended September 30, 2011 and September 30, 2010, respectively; and $0.9 million and $10,966 for the nine months ended September 30, 2011 and September 30, 2010, respectively.
Total amortization expense for intangible assets for the years ending December 30, 2011, 2012, 2013, 2014, 2015 and thereafter is anticipated to be approximately $1.3 million, $1.3 million, $1.1 million, $0.5 million, $0.2 million, and $12,400, respectively.

7.	LONG-TERM DEBT
At September 30, 2011 and December 31, 2010, long-term debt consists of the following:

	2011	2010
Long-term debt, net of current portion:
Term loan agreement, $33.0 million on October 29, 2010, maturing June 30, 2016, interest greater of 1 month LIBOR, or 1.5%, plus margin [4.5%-5.5%], LIBOR rates and margins are adjusted quarterly. (7.0% during quarter ended September 30, 2011)	$29,700,000	$—
Swap agreement, $20.0 million on January 7, 2011, effective April 1, 2011, maturing April 1, 2016, interest received based on 1 month LIBOR, and paid at a fixed rate of 1.9% through August 31, 2011. The swap was re-designated in September 2011 with interest to be received at the greater of 1.5% or 1 month LIBOR, and paid at a fixed rate of 3.06% until maturity. (1.64% was the average net settlement rate during quarter ended September 30, 2011)	588,069	—
Less current portion	(6,600,000)	—

	$23,688,069	$—

Credit Agreement with Wells Fargo. In 2010, the Company, as borrower, entered into a Credit Agreement, as amended, (the “Credit Agreement”) with the financial institutions listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, as collateral agent for the Secured Parties (as defined in the Credit Agreement), as security trustee for the Lenders, as Letters of Credit Issuer and as Swing Line Lender. The funds available under the original Credit Agreement as of March 31, 2011 were $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.
The initial funding date of the Credit Agreement occurred March 31, 2011, when the Company borrowed $33.0 million on the term loan which was used to fund the Company’s acquisition of Grand Victoria Casino & Resort in Rising Sun, Indiana on April 1, 2011. In August 2011, the property was renamed the Rising Star Casino Resort (“Rising Star”). The final maturity of the Credit Agreement is March 31, 2016.
The revolving line of credit has no outstanding balance of as of September 30, 2011 and therefore, the Company had $4.5 million available for future use. The availability of the line decreases every three months by $250,000 until maturity on March 31, 2016.
The Company pays interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement which calculates a rate and then applies an applicable margin based on a leverage ratio. The leverage ratio is defined as the ratio of total funded debt as of such date to adjusted EBITDA for the four consecutive fiscal quarter periods most recently ended for which Financial Statements are available. The Base Rate means, on any day, the greatest of (a) Wells Fargo’s prime rate in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus one and one half percent (1.50%) and (c) the One Month LIBOR Rate for such day (determined on a daily basis as set forth in the Credit Agreement) plus one and one-half percent (1.50%). The applicable margin on the Base Rate calculation ranges from 3.5% to 4.5%. LIBOR Rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time. The applicable margin on the LIBOR Rate calculation ranges from 4.5% to 5.5%. The Company has elected to use the LIBOR rate and for the three months ended September 30, 2011. The rate charged was 7.0%.
The Company is also required to pay a commitment fee on the last business day of each March, June, September and December. This is calculated as a percentage of all indebtedness of or attributable to the Company which ranges from 0.5% to 0.75% based on the leverage ratio. At September 30, 2011, the rate charged was 0.75%. The Credit Agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries, including Stockman’s Casino, Rising Star Casino Resort and Grand Lodge Casino, guarantee the obligations of the Company under the Credit Agreement.

The Credit Agreement contains customary negative covenants for transactions of this type, including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to: incur indebtedness, grant liens, pay dividends and make other restricted payments, buy-back stock, make investments, make fundamental changes, dispose of assets, and change the nature of their business. The negative covenants are subject to certain exceptions as specified in the Credit Agreement. The Credit Agreement requires that the Company maintain specified financial covenants, including a total leverage ratio, a fixed charge coverage ratio and a minimum adjusted EBITDA. The Credit Agreement also includes customary events of default, including, among other things: non-payment, breach of covenant, breach of representation or warranty, cross-default under certain other indebtedness or guarantees, commencement of insolvency proceedings, inability to pay debts, entry of certain material judgments against the Company or its subsidiaries, occurrence of certain ERISA events and certain changes of control.
The Company has the ability to make optional prepayments under the term loan but may not re-borrow the principal of the term loan after payment. On October 21, 2011, the Company prepaid its December 31, 2011 scheduled principal payment of $1.65 million reducing the outstanding balance to $28.1 million. The Company is also required to make mandatory prepayments under the Credit Facility if certain events occur. These include: GEM receives any buy-out, termination fee or similar payment related to FireKeepers; or the Company sells or otherwise disposes of certain prohibited assets in any single transaction or series of related transactions and the net proceeds of such sale or other disposition which exceed $100,000; the Company issues or incurs any indebtedness for borrowed money, including indebtedness evidenced by notes, bonds, debentures or other similar instruments, issues or sells any equity securities or receives any capital contribution from any other source; or the Company receives any net insurance proceeds or net condemnation proceeds which exceed $250,000. The mandatory repayments are subject to certain exceptions as specified in the Credit Agreement.
Scheduled maturities of long-term debt as of the most recent balance sheet presented are as follows, for the annual periods ended September 30:

2012	$6,600,000
2013	6,600,000
2014	6,600,000
2015	6,600,000
2016	3,888,069
8.	DERIVATIVE INSTRUMENTS
The Company is subject to interest rate risk to the extent we borrow against credit facilities with variable interest rates as described above. The Company has potential interest rate exposure with respect to the $33.0 million original outstanding balance on our variable rate term loan. During January 2011, the Company reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A., which became effective on April 1, 2011. The Swap contract exchanges a floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap are settled on a net basis. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Our credit risk related to the Swap is considered low because the agreement is with a creditworthy financial institution. The Company does not hold or issue derivative financial instruments for trading purposes.
The Swap became effective April 1, 2011 and continues through April 1, 2016. The Company paid interest at a fixed rate of 1.9% on the notional amount of $20.0 million, which is reduced by $1.0 million quarterly in July, October, January and April of each year. The terms of the initial interest rate swap agreement also required Wells Fargo Bank to pay based upon the variable LIBOR rate. The net interest payments, based on the notional amount, match the timing of the related liabilities. The initial Swap was designated as a hedge for accounting purposes under ASC Topic 815, “Derivatives and Hedging.” The Company recognized the derivative as a liability on the balance sheet and is included in long-term debt, and marked the derivative to fair value through the income statement income as a fair value adjustment of the derivative.

During September 2011, the Company amended and restated the initial swap agreement with Wells Fargo Bank, effective September 1, 2011. All prior terms and conditions related to the swap agreement remained the same, with the exception of the floating rate payable by Wells Fargo Bank on the swap, which has been modified to include a floor rate of 1.5%, where if the relevant rate (variable LIBOR rate defined above) is equal to or less than 1.5%, the floating rate shall be 1.5%. The newly established floor rate on the swap coincides with the minimum variable rate stated for the related hedged debt. In addition, the fixed rate payable to Wells Fargo Bank for the re-designated swap was increased from 1.9% to 3.06% and is expected over the life of the swap to modestly reduce the overall cost of the instrument. The re-designated Swap was designated as a hedge for accounting purposes under ASC Topic 815, “Derivatives and Hedging.” The Company will continue to recognize the derivative as a liability on the balance sheet, included in long-term debt, and marked the derivative to fair value through the income statement income as a fair value adjustment of the derivative.
During the quarter ended September 30, 2011, the Company paid interest on the hedged portion of the debt ($19 million) at an average net rate of 8.64%, and paid interest on the non-hedged portion of the debt ($13 million) at a rate of 7.0%. The weighted average interest rate paid on the debt is 7.95%, including swap interest and loan interest.
The following table presents the historical fair value of the interest rate swaps recorded in the accompanying condensed consolidated balance sheets as of September 30, 2011. The Company had no interest swap agreements during the fiscal year ended December 31, 2010.

			Fair Value of Liability
	Original		September 30,	December 31,
Effective Date	Notional Amount	Net Settlement Rate	2011	2010	Maturity Date
April 1, 2011	$20,000,000	1.56%	$588,069	$—	April 1, 2016
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
The net effect of our floating-to-fixed interest rate swap resulted in an increase in interest expense of $79,714 for the three months ended September 30, 2011 and $163,131 for the nine months ended September 30, 2011 as compared to the contractual rate of the underlying hedged debt for the period. During the three and nine months ended September 30, 2011, due to the derivative not being designated as a hedging instrument, we recognized a loss on the change in the fair value of the swap of $588,069.
9.	SEGMENT REPORTING
The following tables reflect selected information for the Company’s reporting segments for the three and nine months ended September 30, 2011 and 2010. The casino operations segment includes the Rising Star Hotel and Casino’s operation in Rising Sun, Indiana, the Grand Lodge Casino operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. The Company reviews operating results, assesses performance and makes decisions related to the allocation of resources on a property-by-property basis, and therefore management believes that each property is an operating segment that is appropriately aggregated and presented as one reportable segment. To enhance disclosure, the Company also chooses to include regional information on this segment. The development/management segment includes costs associated with casino development and management projects and the Michigan and Delaware joint ventures. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data for the three months ended September 30:

	Casino	Casino
	Operations	Operations	Development/
	Nevada	Mid-West	Management	Corporate	Consolidated
2011
Revenues	$3,340,887	$24,060,931	$6,066,093	$—	$33,467,911
Selling, general and administrative expense	895,864	5,848,882	163,077	1,339,296	8,247,119
Depreciation and amortization	248,928	1,238,588	593,052	2,726	2,083,294
Operating gains (losses)	(4,500,000)	—	702,301	—	(3,797,699)
Operating income (loss)	(4,148,282)	1,164,480	5,969,188	(1,405,713)	1,579,673
Net income (loss) attributable to Company	(2,737,802)	743,425	2,509,532	(1,654,648)	(1,139,493)

2010
Revenues	$2,032,056	$—	$6,604,204	$—	$8,636,260
Selling, general and administrative expense	428,937	—	191,985	926,933	1,547,855
Depreciation and amortization	237,302	—	593,197	25,374	855,873
Operating gains	—	—	1,531,900	—	1,531,900
Operating income (loss)	309,666	—	7,350,922	(1,100,617)	6,559,971
Net income (loss) attributable to Company	206,600	—	2,758,909	(728,547)	2,236,962
Selected statement of operations data for the nine months ended September 30:

	Casino	Casino
	Operations	Operations	Development/
	Nevada	Mid-West	Management	Corporate	Consolidated
2011
Revenues	$7,341,965	$47,251,568	$18,347,774	$—	$72,941,307
Selling, general and administrative expense	1,841,926	11,052,326	446,275	3,549,750	16,890,277
Depreciation and amortization	723,878	2,458,771	1,779,395	25,135	4,987,179
Operating gains (losses)	(4,500,000)	—	2,878,468	—	(1,621,532)
Operating income (loss)	(3,608,860)	3,149,266	18,475,417	(3,774,366)	14,241,457
Net income (loss) attributable to Company	(2,381,619)	1,213,457	7,226,438	(4,193,805)	1,864,471

2010
Revenues	$6,221,049	$—	$18,784,908	$—	$25,005,957

Selling, general and administrative expense	1,289,763	—	593,200	2,946,947	4,829,910
Depreciation and amortization	723,375	—	1,779,586	73,888	2,576,849
Operating gains	—	—	3,592,332	—	3,592,332
Operating income (loss)	1,085,475	—	20,003,113	(3,303,217)	17,785,371
Net income (loss) attributable to Company	719,436	—	7,177,779	(2,180,521)	5,716,694

Selected balance sheet data as of September 30, 2011 and December 31, 2010:

	Casino	Casino
	Operations	Operations	Development/
	Nevada	Mid-West	Management	Corporate	Consolidated
2011

Total assets	$17,993,963	$53,895,503	$14,073,777	$11,523,220	$97,486,463
Property and equipment, net	7,559,195	30,033,585	—	23,998	37,616,778
Goodwill	5,808,520	1,647,198	—	—	7,455,718
Liabilities	3,490,499	6,906,831	1,302,225	30,942,610	42,642,165

2010

Total assets	$19,949,159	$—	$16,705,051	$19,796,576	$56,450,786
Property and equipment, net	7,325,852	—	241	46,158	7,372,251
Goodwill	10,308,520	—	—	—	10,308,520
Liabilities	1,319,064	—	1,621,394	715,481	3,655,939
10.	ACQUISITION OF RISING STAR AND GRAND LODGE CASINOS
On September 10, 2010, the Company entered into definitive agreements with Grand Victoria Casino and Resort L.P. to acquire all of the operating assets of the property, located in Rising Sun, Indiana on the Ohio River. The purchase price was $42.4 million, exclusive of working capital adjustment, property cash and fees, as of March 31, 2011. The Company entered into the Credit Agreement with Wells Fargo on October 29, 2010, as discussed in Note 7, and regulatory approvals were obtained to accommodate a closing effective April 1, 2011. In August 2011, the property was renamed Rising Star Casino Resort (“Rising Star”).
Through September 30, 2011 and December 31, 2010, the Company had incurred $0.5 million and $0.2 million in acquisition related expenses, respectively, which are included in project development and acquisition expense. In conjunction with closing on the financing commitment, the Company has incurred $2.6 million in financing related fees located on the balance sheet in other intangibles.
The Rising Star purchase price was allocated in the second quarter of 2011 as follows (in millions):

Land and land improvements	$8.1
Buildings and building improvements	16.8
Equipment and boat related assets	6.3
Gaming license	9.9
Player loyalty program	1.7
Goodwill (excess purchase price over the assets purchased)	1.6
Working capital (deficit)	(2.0)

$42.4

On June 28, 2011, the Company, through a wholly-owned subsidiary, Gaming Entertainment (Nevada) LLC, entered into definitive agreements with HCC Corporation dba Grand Lodge Casino to acquire specific gaming related operating assets and liabilities of the property, located in Incline Village, Nevada. The purchase price was $0.7 million, exclusive of operating cash and working capital, as of September 1, 2011. Concurrently, Gaming Entertainment (Nevada) LLC entered into a lease agreement with Hyatt Equities LLC for a five-year term to lease the casino space operating as Grand Lodge Casino for $125,000 per month, over the initial term of the lease.

The Grand Lodge purchase price was allocated in the third quarter of 2011 as follows (in millions):

Gaming Equipment	$0.7
Working capital, including cash acquired	0.7

$1.4

The following unaudited, condensed consolidated pro forma data summarizes the Company’s results of operations for the periods indicated as if the acquisitions had occurred as of January 1, 2010. This unaudited pro forma consolidated financial information is not necessarily indicative of what the Company’s actual results would have been had the acquisition been completed on that date, or of future financial results. The estimated net income attributable to the Company and the net income per share has been adjusted for Rising Star’s effective tax rate in the State of Indiana.

In thousands, except for per	Three months ended Sept 30,		Nine months ended Sept 30,
share amounts	2011	2010	2011	2010

Net revenues	$37,103	$69,499	$109,527	$108,405
Depreciation and amortization	2,153	3,202	6,924	8,782
Operating income	1,580	9,316	15,069	20,737
Net income attributable to the Company	(570)	2,574	2.602	4,889
Net income per share	$(0.03)	$0.14	$0.14	$0.27
11.	CONTINGENCY
In November 2010, the Company was notified by the Department of Treasury’s Internal Revenue Service (IRS) of their initial conclusion regarding their audit of GEM for the 2009 tax year. As of the date of this filing, the Company was in the process of reviewing a potential amount due related to cumulative accrued interest income. The potential estimated tax liability is $0.5 million, 50% of which would be a contingency of RAM. A potential payment will likely reduce the Company’s deferred tax liability and have no impact on net income.

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
Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:
•	our growth strategies;

•	our development and potential acquisition of new facilities;

•	successful integration of acquisitions;

•	risks related to development and construction activities;

•	anticipated trends in the gaming industries;

•	patron demographics;

•	general market and economic conditions;

•	access to capital and credit, including our ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;

•	ability to obtain and maintain gaming and other governmental licenses

•	regulatory approvals;

•	competitive environment, including increased competition in our target market areas;

•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.
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
Specifically, we own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we are the primary beneficiary and, therefore, consolidate GEM in our consolidated financial statements. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term. On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August, the property was renamed Rising Star Casino Resort (“Rising Star”). We, until August 31, 2011, were a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED had a management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

In May 2011, the Company entered into a three-year agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. The Company will receive a base fee of $100,000 per month plus a success fee based on achieving certain financial targets and expects to incur only minimal incremental operating costs related to the contract. The Company’s agreements were submitted to the National Indian Gaming Commission (NIGC) and were approved as a management contract on September 2, 2011. During its review, the NIGC determined that the relationship of the Company to the casino facilities was a management relationship and the agreement is treated as a management contract for purposes of the NIGC review and approval. Effective on September 23, 2011, the Pueblo issued a Notice to Commence and the Company began management of the casino facilities.
On June 28, 2011, the Company, through a wholly owned subsidiary, entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The Company will pay a fixed monthly rent of $125,000 over the initial term of the lease. On September 1, 2011, the Company acquired the operating assets and certain liabilities related to the Grand Lodge Casino for purchase price of approximately $0.7 million, exclusive of operating cash and working capital. The Grand Lodge Casino features approximately 260 slot machines, 24 table games and a sports book, and is integrated into Hyatt Regency Lake Tahoe Resort, Spa and Casino.
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
The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s fair value estimates related to notes receivable from tribal governments, the related evaluation of the recoverability of our investments in contract rights and the valuation of Stockman’s and Rising Star’s goodwill. Various assumptions, principally affecting the timing and, to a lesser extent, the probability of completing our various projects under development and getting them open for business with successful operations, and other factors underlie the determination of some of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. We review our conclusions as warranted by changing conditions.
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
Our goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s Casino and Rising Star Casino Resort operations. Our review of goodwill as of September 30, 2011, resulted in a $4.5 million goodwill impairment for Stockman’s Casino and related assets using a market approach (Note 6). The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. The Company acquired the Rising Star on April 1, 2011 for approximately $43 million. The goodwill of $1.6 million is the excess purchase price over the assets purchased (Note 10).
Our indefinite-lived intangible assets include trademarks and certain license rights. The fair value of which is estimated using a derivation of the income approach to valuation. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.
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
We have two variable interest entities, GED and GEM. Our investment in unconsolidated joint venture is a 50% ownership interest in GED, a joint venture between Harrington Raceway Inc. (“HRI”) and us. GED had a management agreement with Harrington Raceway and Casino (“Harrington”), which is located in Harrington, Delaware, that ended on August 31, 2011. Under the terms of the joint venture agreement, as restructured in 2007, we received the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract. GED is a variable interest entity due to the fact that we have limited our exposure to the risk of loss. Therefore, we do not consolidate but account for our investment using the equity method. We believe the maximum exposure to loss is the account receivable and investment in GED as GED carried no loans.
We direct the day to day operational activities of GEM that significantly impact GEM’s economic performance and therefore the Company is the primary beneficiary pursuant to the relevant portions of FASB ASC Topic 810 “Consolidation” [ASC 810-10-25, “Recognition of Variable Interest Entities”, paragraphs 38-39]. As such, the joint venture is a variable interest entity that is consolidated in our financial statements.
Management believes the maximum exposure to loss from our investment in GEM is $8.5 million (before tax impact), which is composed of contract rights and our equity investment that is eliminated in consolidation. Currently, GEM has no debt. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members were to be made on a 50/50 basis to both members until such time RAM’s member payable has been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us has been repaid. As of March 31, 2010, RAM’s member payable was paid and as of August 2010, FHR’s member payable also had been paid. Accordingly, GEM resumed paying a 50/50 split on distributions to the Company and RAM in September 2010.

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
Changes in the estimated fair value of our notes receivable are reported as unrealized gains (losses), which affect reported net income, but do not affect cash flows. As of September 30, 2011, the estimated fair value of the $0.7 million face amount Nambé notes receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful. As of December 31, 2010, the estimated fair value of the $0.6 million face amount Montana notes receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful.
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
The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. We believe that the primary competitors to our Michigan project are the Four Winds Casino in New Buffalo, Michigan, the Four Winds Casino Resort in Hartford, Michigan, which opened in August 2011, five northern Indiana riverboats, three downtown Detroit casinos and another Native American casino operated by the Gun Lake Tribe approximately one hour northwest of our facility which opened February 11, 2011.

Derivative instruments and hedging activities
We have adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate swap. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The derivative instrument is not designated as a hedge for accounting purposes. The change in fair value is recorded in the consolidated statement of operations in the period of change. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement. Fluctuations in interest rates can cause the fair value of our derivative instrument to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements.
Results of continuing operations
A significant portion of our revenue is generated from our management agreements with the FireKeepers Casino in Michigan, the Harrington Casino in Delaware, and Buffalo Thunder in New Mexico. The Delaware contract expired on August 31, 2011, and the Michigan contract ends in August 2016 and there can be no assurance that the management contract will be extended on or before August 2016. Additionally, our 2011 results of continuing operation were significantly impacted by our newly acquired Rising Star Casino Resort on April 1, 2011 and Grand Lodge Casino on September 1, 2011.
For the year ended December 31, 2010, the Company’s revenues from its 50% interest in Gaming Entertainment Delaware (“GED”) were $5.1 million, which represent 22% of the Company’s total annual operating income for that year. Accordingly, the Company’s management estimates that 2011 revenues will be approximately $2.0 million lower than if the GED contract had been renewed under its existing terms, due to its expiration in August 2011. Following the acquisition of the Rising Star, which occurred as of April 1, 2011, the Grand Lodge Casino, which occurred as of September 1, 2011, and the Buffalo Thunder management contract, which commenced September 23, 2011, the impact of the lost revenues from GED will be diminished. Following the acquisition of the Rising Star and Grand Lodge, the revenues generated from the management agreement with Harrington Casino in Delaware for the fiscal quarter ended September 30, 2011, of $1.1 million represented 17% of the Company’s total operating income, excluding unrelated impairment losses of $4.9 million recognized during the quarter ended September 30, 2011, as discussed in Note 5 and Note 6 to the consolidated financial statements.
Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010
Operating revenues. For 2011, total operating revenues from continuing operations increased $24.8 million as compared to 2010, primarily due to the acquisition of the Rising Star and Grand Lodge. As of September 30, 2011, the Rising Star’s and Grand Lodge’s quarter-to-date operating revenues were $24.1 million and $1.4 million, respectively. The increase was offset by a decrease in management income in GEM of $0.6 million, or 8.5% resulting primarily from the opening of two new competitors in the Michigan marketplace.
Operating costs and expenses. For 2011, total operating costs and expenses increased $24.5 million as compared to 2010, primarily due to the acquisition of the Rising Star and Grand Lodge. As of September 30, 2011, the Rising Star’s and Grand Lodge’s quarter-to-date operating costs and expenses were $22.9 million and $1.2 million, respectively. Operating costs and expenses increased at the corporate level by $0.3 million, or 25.6% as discussed below.
Project development and acquisition costs. For 2011, project development and acquisition costs decreased $41,541, or 28.0%, as compared to 2010, primarily due to the Rising Star acquisition costs incurred last year, partially offset by Grand Lodge acquisition costs of $43,077 in the current quarter.

Selling, general and administrative expense. For 2011, selling, general and administrative expenses increased $6.7 million, or 432.8%, as compared to 2010 primarily due to the acquisition of the Rising Star, effective April 1, 2011 and the acquisition of the Grand Lodge, effective September 1, 2011. As of September 30, 2011, the Rising Star’s and Grand Lodge’s quarter-to-date selling, general and administrative expenses were $5.8 million and $0.4 million, respectively. Selling, general and administrative expenses increased at the corporate level by $0.4 million, or 36.7%, primarily due to stock compensation expense of $0.3 million related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements.
Operating gains (losses). For 2011, operating gains decreased by $5.3 million, or 347.9%. The decrease over 2010 is primarily due to a $4.5 million goodwill impairment loss and a $0.4 million impairment loss on the Nambé note receivable, as discussed in Notes 6 and 5 to the consolidated financial statements, respectively.
Other income (expense). For 2011, other expense increased by $1.1 million, consisting primarily of an increase in interest expense of $0.9 million, related to the interest expense for to the Wells Fargo, N.A. loan, including $0.2 million related to amortization of the Wells Fargo loan costs, and a $0.2 million non-cash loss on derivative instrument, which is discussed in Note 8 to the consolidated financial statements.
Income taxes. For the three months ended September 30, 2011, the estimated effective annual income tax benefit rate applied to the quarter is approximately (205%), compared to a tax expense rate of 24% for the same period in 2010. The estimated effective annual income tax rate considers pretax income from continuing operations and reflects a 251% and 17% benefit from income attributable to non-controlling interest for 2011 and 2010, respectively. The decrease in the estimated effective annual income tax rate is primarily due to the tax benefit of the impairment losses during the quarter, as well as a potential 2010 GEM state tax refund, reflective of an adjusted effective tax rate for Michigan, as GEM’s filing status changed from filing as a stand-alone entity to filing unitarily with Full House Resorts, Inc.
Non-controlling interest. For 2011, the income attributable to non-controlling interest in consolidated joint venture decreased by $0.1 million, or 3.7%. The decrease was attributable to the net income in GEM of $5.3 million, 50% of which is the non-controlling interest portion. GEM’s decreased net income was due primarily to $0.5 million in lower management fees, offset by $0.4 million lower Michigan state taxes, reflective of a lower effective state income tax rate due to a change in tax filing status during the second quarter of 2011.
Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010
Operating revenues. For the nine months ended September 30, 2011, total operating revenues from continuing operations increased $47.9 million as compared to 2010, primarily due to the acquisition of the Rising Star and the Grand Lodge. As of September 30, 2011, the Rising Star’s and Grand Lodge’s operating revenues were $47.3 million and $1.4 million, respectively. The increase was offset by a decrease in management income in GEM of $0.5 million, or 2.9% and a decrease in Stockman’s operating revenues of $0.2 million, or 4.0%.
Operating costs and expenses. For the nine months ended September 30, 2011, total operating costs and expenses increased $46.3 million, as compared to 2010, primarily due to the acquisition of the Rising Star and Grand Lodge. As of September 30, 2011, the Rising Star’s and Grand Lodge’s operating costs and expenses were $44.1 million and $1.2 million, respectively. Other operating costs and expenses at the corporate level increased $0.9 million, or 28.1% as discussed below.
Project development costs. For the nine months ended September 30, 2011, project development costs increased $0.4 million or 155.4%, as compared to 2010, primarily due to acquisition expenses for the Rising Star and Grand Lodge.
Selling, general and administrative expense. For the nine months ended September 30, 2011, selling, general and administrative expenses increased $12.1 million, or 249.7%, as compared to 2010 primarily due to the acquisition of the Rising Star, effective April 1, 2011 and the acquisition of Grand Lodge, effective September 1, 2011. As of September 30, 2011, the Rising Star’s and Grand Lodge’s selling, general and administrative expenses were $11.1 million and $0.4 million, respectively. Selling, general and administrative expenses increased at the corporate level by $0.5 million, or 18.3% primarily due to stock compensation expense of $0.4 million related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements and increased incentive compensation expense due to more even recognition this year than last year, when a disproportionately higher amount was recognized in the fourth quarter.

Operating gains. For the nine months ended September 30, 2011, operating gains decreased by $5.2 million, or 145.1%. The decrease over 2010 is primarily due to a $4.5 million goodwill impairment loss and a $0.4 million impairment loss on the Nambé note receivable, as discussed in Notes 6 and 5 to the consolidated financial statements, respectively.
Other income (expense). For the nine months ended September 30, 2011, other income decreased by $2.6 million, consisting primarily of an increase in interest expense of $2.0 million, related to the interest expense for the Wells Fargo, N.A. loan, including $0.5 million related to amortization of the Wells Fargo loan costs, and a $0.6 million non-cash loss on derivative instrument, which is discussed in Note 8 to the consolidated financial statements.
Income taxes. For the nine months ended September 30, 2011, the estimated effective annual income tax rate applied for the current year is approximately 16%, compared to 24% for the same period in 2010. The estimated effective annual income tax rate considers pretax income from continuing operations and reflects a 34% and 19% benefit from income attributable to non-controlling interest for 2011 and 2010, respectively. The decrease in the estimated effective annual income tax rate is primarily due to the tax benefit of the impairment losses during the quarter, as well as a potential 2010 GEM state tax refund, reflective of an adjusted effective tax rate for Michigan, as GEM’s filing status changed from filing as a stand-alone entity to filing unitarily with Full House Resorts, Inc. Previously, GEM filed as a stand-alone partnership, with all of its receipts subject to the Michigan Business Tax. Future taxes will be filed on a unitary basis, with GEM being included in Full House Resorts’ tax reporting. The unitary filing should result in a reduction of receipts apportioned to Michigan. There is no allowance on the deferred tax asset of $0.1 million, included in other assets on the balance sheet, as of September 30, 2011, and management believes the deferred tax asset is fully realizable.
Non-controlling interest. For the nine months ended September 30, 2011, the net income attributable to non-controlling interest in consolidated joint venture increased by $0.1 million, or 1.7%. The increase is attributable to the net income in GEM of $15.9 million, 50% of which is the non-controlling interest portion. GEM’s increased net income was due primarily to a lower effective state income tax rate, due to the change in tax filing status during the second quarter of 2011 discussed above.
Liquidity and capital resources
Economic conditions and related risks and uncertainties
The United States has experienced a widespread and severe recession accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability and is also engaged in war, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, northern Nevada, New Mexico and Michigan. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. Prior to September 1, 2011, our operations included the Harrington Casino in Delaware. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including access to capital or credit financing, cannot be estimated at this time, but may be significant.
The Rising Star Casino Resort, FireKeepers Casino, Buffalo Thunder Casino, Grand Lodge Casino and Stockman’s Casino are currently our primary source of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ended on August 31, 2011 and our management agreement for the FireKeepers Casino in Michigan ends in August 2016. There can be no assurance that the FireKeepers Casino management contract will be extended. Under the management agreement for FireKeepers Casino, certain distributions must be paid from net revenue prior to the payment of the management fee to us. The Gun Lake Tribe opened a casino on February 11, 2011 and the Pokagon Tribe opened a small casino on August 30, 2011, both of which are direct competitors of FireKeepers Casino. This increased competition is expected to affect the revenues of FireKeepers Casino and ultimately our management fee.
On a consolidated basis, cash provided by operations in 2011 increased $8.2 million over the prior year primarily due to the addition of the Rising Star and Grand Lodge operations. Cash provided by investing activities decreased $24.8 million from the prior year primarily due to cash used to purchase the Rising Star. Cash provided by financing activities increased $11.5 million primarily due to loan proceeds associated with the acquisition of Rising Star. As of September 30, 2011, the Company had approximately $16.5 million in cash and availability on its Wells Fargo revolving loan of $4.5 million.

Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, debt repayment and possibly funding any negative cash flow of our casino operations. The construction project currently under way at the FireKeepers Casino and the project expected to begin during the fourth quarter of 2011 at Rising Star Casino Resort to develop new hotels at each of these properties are projects owned and capitalized by unrelated third-parties and will not have an impact on the Company’s cash requirements. In October, the Rising Sun/Ohio County First, Inc. and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 100-room hotel on land currently owned by the Company at its Rising Star Casino Resort. Construction is expected to start in the next few months and be completed approximately twelve months thereafter. Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects on gaming activity of the current economic environment, increased competition and the lack of available funding sources, for example, due to the unprecedented global contraction in available credit, increases the uncertainty with respect to our development and growth plans.
We continually evaluate the Company’s liquidity and ability to fund operations, debt obligations and capital expenditures. We expect to have sufficient funds for these capital expenditures from operating cash flow and cash reserves including our line of credit. The Company had no material commitments related to capital expenditures as of December 31, 2010. On March 31, 2011, the Company borrowed $33.0 million on the term loan, under the Credit Agreement with Wells Fargo Bank, N.A., which was used to fund the Company’s acquisition of the Grand Victoria on April 1, 2011. The Credit Agreement contains certain covenants related to capital expenditures which dictate that capital expenditures must be at least 1.5%, but not more than 5%, of the total revenues of the immediately preceding fiscal year. Minimum capital expenditures will therefore be approximately $0.5 million for the fiscal year ending December 31, 2011.
Banking Relationships
On October 29, 2010, the Company, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank. On December 17, 2010, the Company entered into a Commitment Increase Agreement and related Assignment Agreements with Wells Fargo and certain lenders under the Credit Agreement (the “Commitment”). The Commitment increased the funds available under the Credit Agreement from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million. All other terms of the Credit Agreement remained materially unchanged by the Commitment.
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
The Company is subject to interest rate risk to the extent we borrow against credit facilities with variable interest rates. The Company has potential interest rate exposure with respect to the $29.7 million outstanding balance on our variable rate term loan as of September 30, 2011. During January 2011, as required by the credit facility, the Company reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A. The Swap contract exchanges a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap are settled on a net basis. The notional amount of the swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Our credit risk related to the Swap is considered low because the swap agreement is with a creditworthy financial institution. The Company does not hold or issue derivative financial instruments for trading purposes.

The Swap agreement became effective April 1, 2011 and continues through April 1, 2016. Pursuant to the agreement, the Company will pay interest at a fixed rate of 1.9% on the notional amount of $20.0 million, which will be reduced by $1.0 million quarterly in July, October, January and April of each year. The terms of the interest rate swap agreement also require Wells Fargo to pay based upon the variable LIBOR rate. The net interest payments, based on the notional amount, will match the timing of the related liabilities. The derivative is not designated as a hedge for accounting purposes, in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company recorded the derivative liability at fair value. As of September 30, 2011, the fair value of the liability was $588,069.
During September 2011, the Company amended and restated the initial swap agreement with Wells Fargo Bank, effective September 1, 2011. All prior terms and conditions related to the swap agreement remained the same, with exception of the floating rate payable by Wells Fargo Bank on the swap, which has been modified to include a floor rate of 1.5% where if the relevant rate (variable LIBOR rate defined above) is equal to or less than 1.5%, the floating rate shall be 1.5%. The newly established floor rate on the swap coincides with the minimum variable rate stated for the related hedged debt. In addition, the fixed rate payable to Wells Fargo Bank for the re-designated swap was increased from 1.9% to 3.06%. The re-designated Swap also is not designated as a hedge for accounting purposes under ASC Topic 815, “Derivatives and Hedging.” The Company will continue to recognize the derivative as a liability on the balance sheet, included in long-term debt, and marked the derivative to fair value through the income statement income as a fair value adjustment of the derivative
In March 2011, the Company opened Federal Deposit Insurance (“FDIC”) insured noninterest bearing accounts with Wells Fargo. As of September 30, 2011, we had $6.1 million in insured noninterest bearing accounts. Bankrate.com’s Safe & Sound® service rated Wells Fargo Financial, NA in Las Vegas, NV a “5 Star” as of September 30, 2011, which is the highest award rating and is defined as a “superior” ranking of relative financial strength and stability. As of September 30, 2011, we held $0.6 million in an FDIC insured noninterest bearing account with Nevada State Bank (NSB) NSB is a subsidiary of Zion’s Bancorporation.
FireKeepers project
GEM, our FireKeepers Casino joint venture, has the exclusive right to provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions are paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. The terms of our management agreement were approved by the National Indian Gaming Commission (NIGC) in December 2007 and a revised management agreement was approved in April 2008. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM will perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. In March 2011, the Tribe announced the planned addition of a new hotel and event center. Construction commenced in May 2011 and will include a larger bingo facility, an entertainment venue and dining options, and a 242-room hotel that will include an indoor pool, exercise facility, full-service restaurant, and business center.
Rising Star Casino Resort
On September 10, 2010, the Company entered into definitive agreements with Grand Victoria Casino and Resort L.P. to acquire all of the operating assets of the property, located in Rising Sun, Indiana on the Ohio River. The purchase price was $42.4 million, exclusive of working capital adjustment, property cash and fees, as of March 31, 2011. The Company entered into the Credit Agreement with Wells Fargo on October 29, 2010, as discussed in Note 7, and regulatory approvals were obtained to accommodate a closing effective April 1, 2011. In August 2011, the property was renamed Rising Star Casino Resort ("Rising Star").
Buffalo Thunder
In May 2011, the Company entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. The Company will receive a base consulting fee of $100,000 per month plus a success fee based on achieving certain financial targets and expects to incur only minimal incremental operating costs related to the contract. The Company’s consulting and related agreements became effective on September 23, 2011.

Grand Lodge Casino
On June 28, 2011, the Company entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The Company will pay a fixed monthly rent of $125,000 over the initial term of the lease. The Company entered into an agreement with HCC Corporation, an affiliate of HGMI Gaming, Inc., and on September 1, 2011, acquired the operating assets and certain liabilities related to the Grand Lodge Casino, which features approximately 260 slot machines, 24 table games and a sports book, and is integrated into Hyatt Regency Lake Tahoe Resort, Spa and Casino. The casino had historical annual revenues of approximately $12.5 million, which may not be reflective of future revenues.
Other projects
Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations.
In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management has been engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center. The financing process has proceeded more slowly than expected and in light of current economic conditions and credit market weaknesses, there can be no assurance that a facility will ever open or that the Company will receive all, or any, reimbursement. With due consideration to the foregoing factors, management has fully reserved the value of the note receivable from the Nambé Pueblo to $0 as of September 30, 2011 and recognized the impairment of the note receivable during the current quarter
Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. At September 30, 2011, the note receivable from the Nambé tribe has been fully reserved for an impairment loss and the fair value of the note reduced to $0.
The Company continues to actively investigate, individually and with partners, new business opportunities. Management believes we will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.
Seasonality
We believe that our casino operations and management contracts and our estimates of completion for projects in development are affected by seasonal factors, including holidays, adverse weather and travel conditions. Accordingly, our results of operations may fluctuate quarterly and from year to year and the results for any year may not be indicative of results for future quarters and years.
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
Evaluation of Disclosure Controls and Procedures — As of September 30, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.
Changes in Internal Control Over Financial Reporting — On April 1 2011, FHR acquired Rising Star Casino Resort and on September 1 2011, FHR acquired the operational assets of Grand Lodge Casino. Management is currently continuing its assessment of the effectiveness of the newly acquired property’s internal controls. The Company has a period of one year from the respective acquisition date to complete its assessment of effectiveness of the internal controls of newly acquired operations and to take the required actions to ensure that adequate internal controls and procedures are in place.
Upon completion of our assessment of the effectiveness of the internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in either our annual report on Form 10-K for the year ended December 31, 2011, or our interim report Form 10-Q for the quarterly periods ended March 31, 2012 and September 30, 2012 about whether or not our internal control over financial reporting related to the respective acquisitions was effective as of the corresponding reporting period, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
There have been no other changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*
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

FULL HOUSE RESORTS, INC.
Date: November 8, 2011	By:	/s/ MARK J. MILLER
Mark J. Miller
Chief Financial Officer and Chief Operating Officer (on behalf of the Registrant and as principal financial officer)