Form 10-K
period 2011-12-31
FULL HOUSE RESORTS INC
filed 2012-03-08
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2011, was: $52,007,489. As of March 1, 2012, there were 18,673,681 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated By Reference

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1. Business.

BACKGROUND

Full House Resorts, Inc., a Delaware corporation formed in 1987, (Full House, we, our, ours, us) develops, manages, operates, invests in and/or owns gaming-related enterprises. The Company continues to actively investigate, individually and with partners, new business opportunities. Beginning in 1994, we became involved in several gaming projects, including the FireKeepers Casino near Battle Creek, Michigan with the Nottawaseppi Huron Band of Potawatomi (the “Michigan Tribe”) and more recently, the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, both of which are discussed in detail below. The Company owns Stockman’s Casino in Fallon, Nevada and Rising Star Casino Resort in Rising Sun, Indiana and also entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. We were a non-controlling 50%-investor in Gaming Entertainment Delaware, LLC (“GED”), until August 31, 2011, an unconsolidated joint venture with Harrington Raceway Inc. (“HRI”). GED had a 15 year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

Projects Currently Operating

Stockman’s Casino

We acquired Stockman’s Casino in Fallon, Nevada (“Stockman’s”) on January 31, 2007. Stockman’s Casino has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. The facility has a bar, a fine dining restaurant and a coffee shop.

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

FireKeepers Casino

We own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), a privately-held investment company. GEM has a management agreement with the Michigan Tribe, for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The Michigan Tribe’s compact with the State of Michigan, originally entered into in 1998, was amended in 2009 to permit gaming until 2030 and for other matters.

The Michigan Tribe achieved final federal recognition as a tribe in April 1996. The land for the development was taken into trust in December 2006 and the Tribe obtained a gaming compact from Michigan’s governor in December 1998 to operate an unlimited number of electronic gaming devices as well as roulette, keno, dice and banking card games. The Michigan legislature ratified the compact by resolution in December 1998. The compact became effective in 1999 upon its approval by the Secretary of the Interior for a term of 20 years, but the recent amendment extended the term until 2030, reduced the slot exclusivity fee as well as amended certain other terms of the compact. The land designated for the casino was designated reservation land under federal law by the Secretary of the Interior in October 2007. The management agreement was approved by the National Indian Gaming Commission (“NIGC”) on December 14, 2007, and an amended version was approved by the NIGC on April 21, 2008.

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

The FireKeepers Casino commenced construction in May 2008 and opened on August 5, 2009. The closest competition to the FireKeepers Casino, prior to the opening of the Gun Lake Casino, is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area which is approximately 100 miles to the southwest. The Gun Lake Tribe constructed a casino which opened February 11, 2011 in Wayland, Michigan, approximately a one hour drive northwest of FireKeepers Casino. The approximately $165.0 million project includes approximately 1,400 slot machines, 28 table games and various dining options.

In March 2011, the Authority announced that it plans to construct a 240 room resort style hotel on the FireKeepers Casino site. The project is under construction and is anticipated to open in the fourth quarter 2012.

Rising Star Casino Resort

On April 1, 2011, we purchased the Grand Victoria Casino and Resort located in Rising Sun, Indiana on the Ohio River for approximately $19.0 million in cash and $33.0 million drawn from the Company’s Credit Agreement with Wells Fargo (as discussed in Note 8 to the consolidated financial statements). In August 2011, the property, which includes over 1,300 slot and video poker machines, 37 table games, a 201-room hotel, five dining outlets and an 18-hole Scottish links golf course, was renamed Rising Star Casino Resort (“Rising Star”).

Buffalo Thunder Casino and Resort

In May 2011, the Company entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. The Company receives a base consulting fee of $0.1 million per month plus a quarterly success fee based on achieving certain financial targets and expects to incur only minimal incremental operating costs related to the contract. The Company’s management and related agreements became effective on September 23, 2011. The Buffalo Thunder Casino and Resort features approximately 1,200 slot machines, 18 table games and a poker room and the property covers approximately 61,000 square feet.

Grand Lodge Casino

On June 28, 2011, the Company entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The Company pays a fixed monthly rent of $0.1 million over the initial term of the lease, which commenced on September 1, 2011. The Company entered into an agreement with HCC Corporation, an affiliate of HGMI Gaming, Inc., and on September 1, 2011, acquired the operating assets and certain liabilities related to the Grand Lodge Casino (“Grand Lodge”), which features approximately 258 slot machines, 21 table games and 4 poker tables, and is integrated into Hyatt Regency Lake Tahoe Resort, Spa and Casino.

Discontinued Projects

Harrington Raceway and Casino, Delaware

Until August 31, 2011, we were a 50%-investor in GED, an unconsolidated joint venture with HRI. GED provided over $11.0 million in financing and managed the development of the project, and had a 15 year contract to provide management services to HRI for a fee which expired in August 2011. The fee was based primarily on a percentage of revenues and operating profits of Harrington Casino as defined, which was subject to an annual limitation.

On June 18, 2007, we restructured our joint venture agreement with HRI to allow HRI to assume complete control over day-to-day operations of Harrington Casino, while providing us with guaranteed growth in our GED adjusted management fee entitlement for the remaining term of the management agreement. Under the terms of the restructured management agreement, we received the greater of 50% of GED’s distributable net income as prescribed under the management agreement or a 5% increase in our share of GED’s management fees paid in the prior year, except for 2008 when the increase was 8%. The annual growth rate in 2010 through the expiration of the GED management contract in August 2011 was 5% per year.

Other Projects

Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations.

In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management has been engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center. The financing process has proceeded more slowly than expected and in light of current economic conditions and credit market weaknesses, there can be no assurance that a facility will ever open or that the Company will receive all, or any, reimbursement. With due consideration to the foregoing factors, management fully reserved the value of the note receivable from the Nambé Pueblo to $0 and recognized the impairment of the note receivable during the third quarter of 2011.

Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of current or prospective casino operations.

The Company continues to actively investigate, individually and with partners, new business opportunities. Management believes we will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.

GOVERNMENT REGULATION

The ownership, management, and operation of gaming facilities are subject to many federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances are different in each jurisdiction, but primarily deal with the responsibility, financial stability and character of the owners and managers of gaming operations, as well as persons financially interested or involved in gaming operations.

We may not own, manage or operate a gaming facility unless we obtain proper licenses, permits and approvals. Applications for a license, permit or approval may be denied for reasonable cause. Most regulatory authorities license, investigate, and determine the suitability of any person who has a material relationship with us. Persons having material relationships include officers, directors, employees, and certain security holders.

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

Nevada Regulatory Matters

In order to acquire and own Stockman’s Casino, the Grand Lodge Casino or any other gaming operation in Nevada, we are subject to the Nevada Gaming Control Act and to the licensing and regulatory control of the Nevada State Gaming Control Board, the Nevada Gaming Commission, and various local, city and county regulatory agencies.

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

The Nevada Gaming Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada State Gaming Control Board in connection with the investigation. Any person who acquires more than 5% of our voting securities must report the acquisition to the Nevada Gaming Commission; any person who becomes a beneficial owner of 10% or more of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “institutional investor,” as such term is defined in the regulations of the Nevada Gaming

Commission, which acquires more than 10% but not more than 25% of our voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. The Nevada Gaming Commission has amended its regulations pertaining to institutional investors to temporarily allow an institutional investor to beneficially own more than 15%, but not more than 19%, if the ownership percentage results from a stock repurchase program. These institutional investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $0.03 million to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s participation in foreign gaming. We currently comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

In May 2006, we adopted a compliance plan and appointed a compliance committee which currently consists of Company directors and officers, Kenneth Adams (Chair), Carl Braunlich (Director), Kathleen Marshall (Director) and Mark J. Miller (CFO and COO), in accordance with Nevada Gaming Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

Indiana Regulatory Matters

The Company has formed a wholly-owned subsidiary, Gaming Entertainment (Indiana) LLC (“GEI”), which acquired and operates the Rising Star Casino Resort in Rising Sun, Indiana. The ownership and operation of casino facilities in Indiana are subject to extensive state and local regulation, including primarily the licensing and regulatory control of the Indiana Gaming Commission (the “Commission”). The Commission is given extensive powers and duties for administering, regulating and enforcing riverboat gaming in Indiana.

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

Each license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. The Indiana Act allows a person to hold up to 100% of up to two individual licenses. Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. GEI applied for and, on March 17, 2011, was granted the transfer of a riverboat owner’s license.

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

The Indiana Act does not limit the maximum bet or loss per patron. Each licensee sets minimum and maximum wagers on its own games. Players must use chips or tokens as, according to the Indiana Act, wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from persons present at a licensed riverboat.

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

•

a contract term not exceeding five years and a management fee not exceeding 30% of Net Revenues as defined by the agency and a determination by the chairman of the NIGC that the fee is reasonable considering the circumstances; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term.

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

Tribal-State compacts have been litigated in several states, including Michigan. In addition, many bills have been introduced in Congress that would amend the Regulatory Act, including bills introduced in 2005 that seek to limit “off reservation” gaming by Indian tribes. Although this legislative attempt was rejected, the Department of the Interior under the Bush administration in January 2008 issued a “guidance memorandum” immediately followed by a series of decisions which gave effect to the defeated legislation, placing limitations on the distance a tribal casino could be from the tribe’s reservation. Although under the Obama administration, the strictures of the “guidance memorandum” have been reduced, there continues to be a policy of restricting the ability of Indian tribes from operating gaming facilities that are remote from the tribe’s reservation or core geographic area of operation. If the Regulatory Act were amended or this department policy remain in effect, then the governmental structure and requirements by which Indian tribes may conduct gaming could be significantly changed, which could have an impact on our future operations and development of tribal gaming opportunities. Furthermore, in 2009, the United States Supreme Court issued a decision which interpreted the Indian Reorganization Act, enacted in 1934, and found that the Secretary of the Interior was only authorized to take land into trust for Indian Tribes recognized as of the date of that Act. Thus, an Indian tribe receiving federal recognition after 1934 was not allowed to have land taken into trust for its benefit. While the decision was entered after the Nottawaseppi Huron Band of Potawatomi’s FireKeepers Casino site was taken into trust by the Secretary of the Interior, no judicial action has been brought and no ruling has been made as to the retroactive effect of the United States Supreme Court decision.

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

In conjunction with the issuance of the license to GEM, we were approved by the Huron Tribal Gaming Commission on April 4, 2008. This license is renewable annually. We have been granted a license renewal annually since 2010 and we have submitted the requisite renewal application for 2012. We have no reason to believe the renewal will not be granted. The Gaming Commission is also responsible for the regulation of gaming operations, including oversight and audits to ensure compliance with minimum internal controls established to ensure patron safety and the safeguarding of income and assets. Violations of internal controls and Gaming Commission imposed standards can result in penalties, fines, loss of employment and loss or denial of gaming licenses.

Pueblo of Pojoaque Gaming Commission

On September 23, 2011, a Management Contract between the Company and Buffalo Thunder, Inc. and Pojoaque Gaming, Inc. became effective. Those entities are the operating arms of the Pueblo of Pojoaque in Santa Fe, New Mexico. The Management Contract and two ancillary employment agreements had been approved by the NIGC pursuant to the IGRA. Gaming on the Pueblo is subject to regulation and control by the NIGC as detailed above and the Pueblo of Pojoaque Gaming Commission. The Gaming Commission is authorized under the Pueblo Gaming Ordinance to regulate gaming. Regulations of the Gaming Commission are similar to those of the Huron Gaming Commission and require the licensing of managers, employees and gaming vendors. The Commission has the authority to require any persons or entities with an interest in the gaming operations or seeking to conduct business with the gaming operations to submit applications for licensing or approval, submit to background and financial investigations and criminal checks to determine that such persons or entities have the requisite honesty, integrity and experience to not adversely affect gaming operations or pose a threat to the integrity of the gaming operations or the Pueblo.

The Gaming Commission is empowered to conduct investigations, issue Notices of Violation, conduct hearings and impose penalties including fines, suspension, termination or revocation of gaming licenses or deny the issuance of gaming licenses for violations of the Gaming Ordinance or the Commission’s regulations.

The Gaming Commission maintains a presence at the gaming facilities to ensure the fairness of the games, protection of the public and Pueblo and security of the Pueblo’s assets.

The two Company executives who are responsible for the management of the gaming operations have been granted gaming licenses by the Gaming Commission.

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

Indiana riverboat casinos are subject to regulation by the Indiana Department of Environmental Management (IDEM). That department has regulations similar to the federal Department of Environmental Protection and maintains permitting and enforcement programs in the areas of air pollution, water and wastewater pollution and hazardous waste handling. As a riverboat and land-based golf club, we are subject to the regulation of the IDEM in our operations. The IDEM has reporting requirements and can impose fines and other penalties for violations of its regulations. While there can be criminal sanctions for serious and intentional violations of the regulations, the general penalty is a fine of up to $0.03 million for each day of a violation and injunctions against continued violations and corrective orders. Rising Star Casino Resort has not been the subject of any fine or other enforcement proceeding by the IDEM.

COMPETITION

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; riverboat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks. The FireKeepers Casino, Stockman’s Casino, Rising Star Casino Resort, Grand Lodge Casino and the Indian-owned and other casinos that we may be developing and plan to manage or own compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources.

Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in the Churchill County area. The county’s population is roughly 25,000 with a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s both in size and the number of gaming machines. While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations.

The closest competition to the FireKeepers Casino is the Gun Lake Casino in Wayland, Michigan approximately a one hour drive northwest of FireKeepers Casino, which opened February 11, 2011. Additional competition is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area which is approximately 100 miles to the southwest.

Rising Star Casino Resort is one of three riverboat casinos located on the Ohio River in southeastern Indiana. Its closest competitor is the Hollywood Casino, approximately a twenty minute drive, which is larger with 150,000 square feet of casino space, 3,200 slots and electronic table games and over 88 table games from a $335.0 million expansion program completed in June 2009. To the south is the Belterra Casino, approximately thirty minutes away, with 1,550 slot machines and 41 table games. Ohio has recently authorized legalized gambling with one casino being developed in Cincinnati and two proposed racinos nearby. Each of these facilities is within the general market of Rising Star and will provide competition to our potential operations. While Kentucky has no legal casino gaming and the cities of Lexington and Louisville are within the market of the Rising Star there is a possibility that Kentucky will expand legalized gaming in the near future.

The Grand Lodge Casino is one of five casinos located within a five mile radius of each other in the north Lake Tahoe area. The closest and largest competitor is the Tahoe Biltmore Lodge & Casino which is approximately 4.5 miles away and has 247 slot machines, 7 table games and a sports book. In South Lake Tahoe, approximately a 45 minutes driving distance from Incline Village, there are four gaming properties, which do not directly compete with the North Lake Tahoe area.

EMPLOYEES

As of March 1, 2012, we have thirteen full-time corporate employees, four of whom are executive officers and an additional two are senior management. Our Rising Star Casino Resort has approximately 493 full-time employees, Grand Lodge Casino has approximately 100 full-time employees and Stockman’s Casino has approximately 86 full-time employees. The FireKeepers and Buffalo Thunder management contracts oversee approximately 1,297 and 519 full-time employees, respectively, none of which are direct employees of the Company. Management believes that its relationship with its employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

Item 2. Properties.

On August 5, 2009, the FireKeepers Casino, which is managed by GEM on behalf of the Michigan Tribe, commenced operations. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers has a 106,900 square foot gaming floor with 2,801 Class III slot machines, 70 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants, including a 70-seat fine dining signature restaurant, a 300-seat buffet, a 150-seat 24-hour cafe and a 110-seat quick service restaurant and a grab-and-go outlet, as well as three bar areas. The bar areas include a sports bar with high definition flat screen televisions, a 113-seat lounge with cabaret and live entertainment and a lounge within our fine dining area. The casino also has an approximately 4,000 square-foot multi-function room used for special events and a gift shop with branded merchandise, an attached multi-level parking garage that accommodates approximately 2,100 vehicles, surface parking for an additional 600 vehicles and an area for bus and recreational vehicle parking. On December 2,

2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM is performing hotel consulting services for a fixed fee of $0.01 million per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. In March 2011, the Authority announced that it plans to construct a 240 room resort style hotel on the FireKeepers Casino site. The project is under construction and is anticipated to open in fourth quarter 2012.

On April 1, 2011, we purchased the Grand Victoria Casino and Resort, located in Rising Sun, Indiana on the Ohio River. In August 2011, the property was renamed Rising Star Casino Resort. The property includes over 1,300 slot and video poker machines, 37 table games, a 201-room hotel, five dining outlets and an 18-hole Scottish links golf course.

In May 2011, the Company entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. The Company will receive a base consulting fee of $0.1 million per month plus a quarterly success fee based on achieving certain financial targets and expects to incur only minimal incremental operating costs related to the contract. The Company’s consulting and related agreements became effective on September 23, 2011.

On June 28, 2011, the Company entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The Company will pay a fixed monthly rent of $0.1 million over the initial term of the lease. The Company entered into an agreement with HCC Corporation, an affiliate of HGMI Gaming, Inc., and on September 1, 2011, acquired the operating assets and certain liabilities related to the Grand Lodge Casino, which features approximately 258 slot machines, 21 table games and 4 poker tables, and is integrated into Hyatt Regency Lake Tahoe Resort, Spa and Casino.

Stockman’s, a wholly-owned subsidiary, owns the site on which Stockman’s Casino operates in Fallon, Nevada. Stockman’s has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. There is also a bar, a fine dining restaurant and a coffee shop. Until February 20, 2008, the facility included a Holiday Inn Express, which had 98 guest rooms. The hotel was subsequently sold to an independent operator. Management considers Stockman’s Casino to be in good condition and well maintained.

The Wells Fargo Credit Agreement is secured by substantially all of the Company’s assets.

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

	September 30,	September 30,
	High	Low
Year Ended December 31, 2011
First Quarter	$5.00	$3.29
Second Quarter	4.28	2.85
Third Quarter	3.45	2.25
Fourth Quarter	3.10	2.51

Year Ended December 31, 2010
First Quarter	$3.65	$2.25
Second Quarter	3.40	2.66
Third Quarter	3.30	2.82
Fourth Quarter	3.77	2.86

On March 1, 2012, the last sale price of the Common Stock as reported by the NYSE Amex Exchange was $3.15.

As of March 1, 2012, we had 130 holders of record of our common stock. We believe that there are over 1,000 beneficial owners.

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

In addition to the risks discussed in Item 1 “Factors That May Affect Our Future Performance,” various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

•	our growth strategies;

•	our development and potential acquisition of new facilities;

•	risks related to development and construction activities, including weather, labor, supply and other unforeseen interruptions;

•	anticipated trends in the gaming industries;

•	patron demographics;

•	general market and economic conditions;

•	access to capital and credit, including our ability to finance future business requirements;

•	the availability of adequate levels of insurance;

•	changes in federal, state, and local laws and regulations, including environmental and gaming license or added types of gaming legislation and regulations and taxes;

•	regulatory approvals;

•

competitive environment, including increased competition from existing and new jurisdictions, such as Ohio, Illinois, Kentucky and newly authorized facilities in Michigan and new forms of gaming such as internet gaming;

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

Specifically, we own and operate Stockman’s Casino in Fallon, Nevada. We also own 50% of GEM, a joint venture with RAM, where we are the primary beneficiary and, therefore, consolidate GEM in our consolidated financial statements. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term. On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August, the property was renamed Rising Star Casino Resort. In May 2011, the Company entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. The Company’s management and related agreements related to the Buffalo Thunder Casino and Resort became effective on September 23, 2011. As of September 1, 2011, we own the operating assets of the Grand Lodge Casino, and have a 5-year lease with Hyatt Equities LLC for the casino space in the Hyatt Regency Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. Until August 31, 2011, we were a noncontrolling 50%-investor in GED, a joint venture with HRI. GED had a 15 year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

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

The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s evaluation of the recoverability of our investments in contract rights and licenses, valuation of Stockman’s and Rising Star’s goodwill and estimates used in assumptions for reporting the gains or losses from the derivative instrument related to our swap agreement with Wells Fargo. Other accounting estimates include management’s opinion of collectability of receivables and fair value estimates related to valuation of receivables, as well as estimates related to lives of depreciable and amortizable assets and proper calculation of payroll liabilities such as paid time off, medical benefits, bonus accruals and other liabilities including slot club points and tax liabilities. Various assumptions, principally affecting the timing and other factors, underlie the determination of some of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. We review our conclusions as warranted by changing conditions.

The majority of our casino accounts receivable consists primarily of returned checks and markers. The Company reviews the receivables and related aging to estimate a factor for estimating the allowance for our receivables.

Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent on the assumptions we make about our assets' estimated useful lives. We determine the estimated useful lives based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively. We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 360-10.

Our goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s Casino and Rising Star Casino Resort operations. Our review of goodwill as of September 30, 2011, resulted in a $4.5 million goodwill impairment for Stockman’s Casino and related assets using a market approach (Note 6 to the consolidated financial statements). The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. The Company acquired the Rising Star on April 1, 2011 for approximately $19.0 million in cash and $33.0 million drawn from the Company’s Credit agreement with Wells Fargo (Note 8 to the consolidated financial statements). The goodwill of $1.6 million is the excess purchase price over the assets purchased (Note 10 to the consolidated financial statements).

Our indefinite-lived intangible assets include trademarks and certain license rights. The fair value of which is estimated using a derivation of the income approach to valuation. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-

lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

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

We have had two variable interest entities, GED and GEM. Our investment in an unconsolidated joint venture was a 50% ownership interest in GED, a joint venture between HRI and us. Until August 31, 2011, GED had a management agreement with Harrington Raceway and Casino, which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, we received the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract. GED was a variable interest entity due to the fact that we had limited our exposure to the risk of loss. Therefore, we did not consolidate but accounted for our investment using the equity method. GED was sold in 2011 so there is no exposure to loss as of the date of the latest balance sheet.

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

Management believes the maximum exposure to loss from our investment in GEM is $8.1 million (before tax impact), which is composed of contract rights and our equity investment that is eliminated in consolidation. Currently, GEM has no debt. In addition, as part of the GEM member agreement modification, the GEM members agreed that distributions to the members were to be made on a 50/50 basis to both members until such time RAM’s member payable had been fully repaid and thereafter 70% to us and 30% to RAM until such time as the remaining payable to us had been repaid. As of March 31, 2010, RAM’s member payable was paid and as of August 2010, FHR’s member payable also had been paid. Accordingly, GEM began paying a 50/50 split on distributions to the Company and RAM in September 2010.

Long-term assets related to Indian casino projects

We account for the advances made to tribes as in-substance structured notes at estimated fair value in accordance with the guidance contained in FASB ASC Topic 320, “Investments-Debt and Equity Securities” and Topic 820, “Fair Value Measurements and Disclosures”.

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

During the third quarter of 2011, the estimated fair value of the $0.7 million face amount Nambé notes receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful. As of December 31, 2010, the estimated fair value of the $0.6 million face amount Montana notes receivable was written down to zero value as we believe that the project assets are impaired and collectability is doubtful.

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

The cash flow estimates for each project were developed based upon published and other information gathered pertaining to the applicable markets. The cash flow estimates are initially prepared (and periodically updated) primarily for business planning purposes with the tribes and are secondarily used in connection with our impairment analysis of the carrying value of contract rights, land held for development, and other capitalized costs, if any, associated with our tribal casino projects. The primary assumptions used in estimating the undiscounted cash flow from the projects include the expected number of Class III gaming devices, table games, and poker tables, and the related estimated win per unit per day (“WPUD”). Generally, within reasonably possible operating ranges, our impairment decisions are not particularly sensitive to changes in these assumptions because estimated cash flows greatly exceed the carrying value of the related intangibles and other capitalized costs. The closest competition to the FireKeepers Casino is the Gun Lake Casino in Wayland, Michigan approximately a one hour drive northwest of FireKeepers Casino, which opened February 11, 2011. Additional competition is located in Detroit, approximately 100 miles east of the Battle Creek area and the Four Winds Casino in the New Buffalo, Michigan area which is approximately 100 miles to the southwest.

Summary of assets related to Indian casino projects

At December 31, 2011 and 2010, assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value:

	September 30,	September 30,
	2011	2010
FireKeepers Casino:
Contract rights, net	$10,872,605	$13,244,811

Nambé project:
Notes receivable, tribal governments	—	427,567

	$10,872,605	$13,672,378

In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management has been engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center. The financing process has proceeded more slowly than expected and in light of current economic conditions and credit market weaknesses, there can be no assurance that a facility will ever open or that the Company will receive all, or any, reimbursement. With due consideration to the foregoing factors, management fully reserved the value of the note receivable from the Nambé Pueblo to $0 and recognized the impairment of the note receivable during the third quarter 2011.

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

Recently Issued Accounting Pronouncements

In September 2011, FASB, issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The new guidance will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The new guidance is effective, for us, beginning with annual and interim impairment tests performed in 2012. Early adoption is permitted, including for our 2011 annual impairment test which was performed in the fourth quarter of 2011. We are currently evaluating the new guidance.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and those prepared in accordance with International Financial Reporting Standards. While the new guidance is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments which could change how existing fair value measurement guidance is applied. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011. We are currently evaluating the new guidance.

Results of Operations

A significant portion of our revenue has been generated from our management agreements with the FireKeepers Casino in Michigan, the Harrington Casino in Delaware, and Buffalo Thunder in New Mexico. The Delaware agreement expired on August 31, 2011. The Michigan agreement ends in August 2016 and the New Mexico agreement ends in September 2014. There can be no assurance that the Michigan or New Mexico management agreements will be extended. Additionally, our 2011 results of continuing operation were significantly impacted by our newly acquired Rising Star Casino Resort on April 1, 2011 and Grand Lodge Casino on September 1, 2011.

For the year ended December 31, 2010, the Company’s revenues from its 50% interest in GED were $5.1 million, which represent 22% of the Company’s total annual operating income for that year. Accordingly, the Company’s management estimates that 2011 revenues were approximately $2.1 million lower than if the GED contract had been renewed under its existing terms, due to its expiration in August, or eight months of the year. Following the acquisition of the Rising Star, which occurred as of April 1, 2011, the Grand Lodge Casino, which occurred as of September 1, 2011, and the Buffalo Thunder management contract, which commenced September 23, 2011, the impact of the lost revenues from GED will be diminished. Following the acquisitions, the revenues generated from the management agreement with Harrington Casino in Delaware for the fiscal year ended December 31, 2011, of $2.7 million represented 11% of the Company’s total operating income, excluding unrelated impairment losses of $4.9 million recognized during the third quarter of 2011, as discussed in Notes 4 and 6 to the consolidated financial statements.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. For the twelve months ended December 31, 2011, total revenues increased $72.6 million as compared to 2010, primarily due to the acquisition of the Rising Star and the Grand Lodge, as well as $0.9 million of Buffalo Thunder management and success fees. As of December 31, 2011, the Rising Star’s and Grand Lodge’s operating revenues were $69.0 million and $4.4 million, respectively. The increase was offset by a decrease in management income in GEM of $1.2 million, or 5.0% and a decrease in Stockman’s operating revenues of $0.4 million, or 5.0%.

Operating costs and expenses. For the twelve months ended December 31, 2011, total operating costs and expenses increased $70.2 million, as compared to 2010, primarily due to the acquisition of the Rising Star and Grand Lodge. As of December 31, 2011, the Rising Star’s and Grand Lodge’s operating costs and expenses were $64.7 million and $4.3 million, respectively. Other operating costs and expenses at the corporate level increased $1.2 million, or 26.2% as discussed below. Also, operating costs for GEM increased $0.2 million or 7.4%.

Project development costs. For the twelve months ended December 31, 2011, project development costs increased $0.4 million or 87.3%, as compared to 2010, primarily due to acquisition expenses for the Rising Star and Grand Lodge.

Selling, general and administrative expense. For the twelve months ended December 30, 2011, selling, general and administrative expenses increased $19.0 million, or 295.5%, as compared to 2010 primarily due to the acquisition of the Rising Star, effective April 1, 2011 and the acquisition of Grand Lodge, effective September 1, 2011. As of December 31, 2011, the Rising Star’s and Grand Lodge’s selling, general and administrative expenses were $16.4 million and $1.6 million, respectively. Selling, general and administrative expenses increased at the corporate level by $0.9 million, or 21.8% primarily due to stock compensation expense of $0.7 million related to the issuance of 660,000 shares of restricted stock as discussed in Note 13 to the consolidated financial statements and increased incentive compensation expense.

Operating gains (losses). For the twelve months ended December 31, 2011, operating gains decreased by $6.7 million, or 131.8%. The decrease over 2010 is primarily due to a $4.5 million goodwill impairment loss and a $0.4 million impairment loss on the Nambé note receivable, as discussed in Notes 4 and 6 to the consolidated financial statements, respectively. Also, the GED joint venture income was lower by $1.8 million or 35.1% due to the August 31, 2011 termination of the management contract as discussed in Note 3 to the consolidated financial statements.

Other income (expense). For the twelve months ended December 31, 2011, other income decreased by $3.4 million, consisting primarily of an increase in interest expense of $2.8 million, related to the Wells Fargo, N.A. loan, including $0.7 million related to amortization of the Wells Fargo loan costs, and a $0.2 million non-cash loss on derivative instrument, which is discussed in Note 9 to the consolidated financial statements.

Income taxes. For the twelve months ended December 31, 2011, the estimated effective annual income tax rate applied for the current year is approximately 58%, compared to 43% for the same period in 2010. The increase in the effective annual income tax rate is primarily due to the effective tax rate for the state of Indiana, which is 18% for 2011, primarily due to $19.0 million of non-deductible gaming taxes. Indiana’s tax rate is offset by a potential 2010 GEM state tax prepayment, reflective of an adjusted effective tax rate for Michigan, as GEM’s filing status changed from filing as a stand-alone entity to filing unitarily with Full House Resorts, Inc. Previously, GEM filed as a stand-alone partnership, with all of its receipts subject to the Michigan Business Tax. Future taxes will be filed on a unitary basis, with GEM being included in Full House Resorts’ tax reporting. The unitary filing should result in a reduction of receipts apportioned to Michigan. There is no allowance on the deferred tax asset of $0.8 million as of December 31, 2011, and management believes the deferred tax asset is fully realizable.

Noncontrolling interest. For the twelve months ended December 31, 2011, the net income attributable to non-controlling interest in consolidated joint venture decreased by $0.05 million, or ..5%. The decrease is attributable to the net income in GEM of $20.5 million as compared to the prior year’s net income of $20.4 million, 50% of which is the non-controlling interest portion. GEM’s decreased net income was primarily due to $1.2 million, or 5.0%, lower operating income which was related to lower management fees in the current year, offset by $1.6 million, or 101.8% in lower state taxes, caused by a lower effective state income tax rate. The lower tax rate was due to the change in tax filing status during the second quarter of 2011 discussed above.

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

The Rising Star Casino Resort, FireKeepers Casino, Grand Lodge Casino, Stockman’s Casino and Buffalo Thunder management agreement are currently our primary sources of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ended in August 2011. Our management agreement for the FireKeepers Casino in Michigan ends in August 2016 and our Buffalo Thunder management agreement expires in September 2014. There can be no assurance that the FireKeepers Casino or Buffalo Thunder management agreements will be extended. Under the management agreement for FireKeepers Casino, certain distributions must be paid from net revenue prior to the payment of the management fee to us.

Rising Star Casino Resort is one of three riverboat casinos located on the Ohio River in southeastern Indiana. Its closest competitor is the Hollywood Casino, approximately a twenty minute drive, which is larger with 150,000 square feet of casino space, 3,200 slots and electronic table games and over 88 table games from a $335.0 million expansion program completed in June 2009. To the south is the Belterra Casino, approximately thirty minutes away, with 1,550 slot machines and 41 table games. Ohio has recently authorized legalized gambling with one casino being developed in Cincinnati and two proposed racinos are nearby. Each of these facilities is within the general market of Rising Star and will provide competition to our potential operations there. While Kentucky has no legal casino gaming, the cities of Lexington and Louisville are within the market of the Rising Star and there is a possibility that Kentucky will expand legalized gaming in the near future.

On a consolidated basis, cash provided by operations for 2011 increased $9.3 million over the prior year primarily due to the revenues generated by the Rising Star and Grand Lodge casinos. Cash used in investing activities increased $22.6 million from the prior year primarily due to the acquisition of the Rising Star and Grand Lodge casinos. Cash used in financing activities decreased $10.6 million in 2011 primarily due to the Wells Fargo Credit Agreement, offset by distributions related to the FireKeepers Casino to RAM and the repayment of long-term debt of $6.6 million during the current year. As of December 31, 2011, the Company had approximately $14.7 million in cash and availability on the Wells Fargo Credit Agreement of $4.25 million.

Our future cash requirements include selling, general and administrative expenses, capital expenditures, debt repayment and possibly funding any negative cash flow of our casino operations. The construction project currently under way at the FireKeepers Casino is a project owned and capitalized by unrelated third-parties and will not have an impact on the Company’s cash requirements.

In October, the Rising Sun/Ohio County First, Inc. (RSOCF) and the Rising Sun Regional Foundation, Inc. (RSRF) teamed up to develop a new 100-room hotel on land currently owned by the Company at its Rising Star Casino Resort. In December 2011, the City of Rising Sun Planning Commission denied an amendment to a previously issued Planned Unit Development (PUD), which would have allowed the development of the hotel. The Company is currently reviewing and exploring alternative options, including development of the hotel under the originally approved PUD at a separate location on the property. Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects on gaming activity of the current economic environment, increased competition and the lack of available funding sources, for example, due to the recent unprecedented global contraction in available credit, increases the uncertainty with respect to our development and growth plans.

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

The initial funding date of the Credit Agreement occurred March 31, 2011 when the Company borrowed $33.0 million on the term loan which was used to fund the Company’s acquisition of the Grand Victoria Casino. The purchase occurred on April 1, 2011. The Credit Agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries guarantee the obligations of the Company under the Credit Agreement. As of December 31, 2011, there remained $26.4 million due on the term loan and $4.25 million available under the revolving line of credit. Management currently expects to apply significantly all of the company’s excess cash to reduce its debt, although cannot guarantee that debt payments will be made in advance of due dates in the future. The Company made an additional principal payment on the loan in January 2012 bringing the outstanding balance to $24.8 million.

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

The Company is subject to interest rate risk to the extent we borrow against credit facilities with variable interest rates. The Company has potential interest rate exposure with respect to the $26.4 million outstanding balance on our variable rate term loan as of December 31, 2011. During January 2011, as required by the Credit Agreement, the Company reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A. The Swap contract exchanges a floating rate for fixed interest payments periodically over the life of the swap agreement without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap are settled on a net basis. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. Our credit risk related to the Swap is considered low because the swap agreement is with a creditworthy financial institution. The Company does not hold or issue derivative financial instruments for trading purposes.

The Swap agreement became effective April 1, 2011 and continues through April 1, 2016. Pursuant to the agreement, the Company will pay interest at a fixed rate of 1.9% on the notional amount of $20.0 million, which will be reduced by $1.0 million quarterly in July, October, January and April of each year. The terms of the interest rate swap agreement also require Wells Fargo to pay based upon the variable LIBOR rate. The net interest payments, based on the notional amount, will match the timing of the related liabilities. The derivative is not designated as a hedge for accounting purposes, in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company recorded the derivative liability at fair value.

Effective September 2011, the Company amended and restated the initial swap agreement with Wells Fargo Bank. All prior terms and conditions related to the swap agreement remained the same, with exception of the floating rate payable by Wells Fargo Bank on the swap, which has been modified to include a floor rate of 1.5%

where if the relevant rate (variable LIBOR rate defined above) is equal to or less than 1.5%, the floating rate shall be 1.5%. The newly established floor rate on the swap coincides with the minimum variable rate stated for the related hedged debt. In addition, the fixed rate payable to Wells Fargo Bank for the re-designated swap was increased from 1.9% to 3.06%. The re-designated Swap also is not designated as a hedge for accounting purposes under ASC Topic 815, “Derivatives and Hedging”. The Company will continue to recognize the derivative as a liability on the balance sheet, included in long-term debt, and marked the derivative to fair value through the income statement income as a fair value adjustment of the derivative. As of December 31, 2011, the fair value of the liability was $0.5 million.

In March 2011, the Company opened Federal Deposit Insurance (“FDIC”) insured noninterest bearing accounts with Wells Fargo. As of December 31, 2011, we had $3.6 million in insured noninterest bearing accounts. Bankrate.com's Safe & Sound® service rated Wells Fargo Financial, NA in Las Vegas, Nevada a “4 Star” as of December 31, 2011, which is defined as a “sound” ranking of relative financial strength and stability. As of December 31, 2011, we held $0.4 million in an FDIC insured noninterest bearing account with Nevada State Bank (NSB). NSB is a subsidiary of Zion’s Bancorporation.

FireKeepers Casino

GEM, our FireKeepers Casino joint venture, has the exclusive right to provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions are paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. The terms of our management agreement were approved by the National Indian Gaming Commission (NIGC) in December 2007 and a revised management agreement was approved in April 2008. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM will perform hotel consulting services for a fixed fee of $0.1 million per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. Construction of the hotel, event center and related development commenced in May 2011 and will include a larger bingo facility, an entertainment venue and dining options, and a 242-room hotel that will include an indoor pool, exercise facility, full-service restaurant, and business center. The hotel is expected to open in the fourth quarter of 2012.

On February 17, 2012, GEM signed a letter of intent with the FireKeepers Development Authority, (the “Authority”) to propose terms of a potential sale of GEM’s management rights and responsibilities under the current management agreement and allow the FireKeepers casino to become self-managed by the Authority, in return for $97.5 million. If the sale occurs, this would effectively terminate the existing management agreement, which was scheduled to run through August 2016. The potential sale would be conditioned upon several requirements, which include the National Indian Gaming Commission approval, the Authority’s closing on refinancing of their $340.0 million existing indebtedness to fund the transaction, and a requirement that the closing of the purchase may occur no earlier than March 30, 2012 and no later than May 1, 2012. On February 28, 2012, the Company announced that GEM and RAM have agreed in principle to sell their interests in the FireKeepers management agreement to the Authority and the closing for the transaction is targeted for the second quarter of 2012, conditioned on the requirements noted above. If the sale occurs, the Company intends to use a portion of the after-tax proceeds to pay-off the Company’s remaining outstanding debt. During December 2011, FireKeepers Casino reviewed the estimated useful lives of its fixed assets and recorded a depreciation adjustment. The adjustment was for internal reporting purposes only and does not impact the Company’s management fee calculation. However, if the sale does not go through, GEM’s management fee income will be impacted by the increased depreciation expense for 2011 and future periods. The impact on our net income for 2011 would have been $0.3 million.

Other projects

Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations. In the first quarter of 2008, we received notice that the Nambé tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming development, even if the Company does not ultimately develop the project. Management has been engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center. The financing process has proceeded more slowly than expected and in light of current economic conditions and credit market weaknesses, there can be no assurance that a facility will ever open or that the Company will receive all, or any, reimbursement. With due consideration to the foregoing factors, management fully reserved the value of the note receivable from the Nambé Pueblo to $0 and recognized the impairment of the note receivable during the third quarter of 2011. Our agreements with the various Indian tribes contain limited waivers of sovereign immunity and, in many cases, provide for arbitration to enforce the agreements. Generally, our only recourse for collection of funds under these agreements is from revenues, if any, of prospective casino operations. At December 31, 2011, the notes receivable from the Nambé tribe had been fully reserved for an impairment loss and the fair value of the note reduced to $0.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Full House Resorts, Inc.

Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 7, 2012

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and equivalents	$14,707,464	$13,294,496
Accounts receivable, net of allowance for doubtful accounts of $1,158,013 and $0	4,865,195	2,276,422
Incomes taxes receivable	—	598,886
Prepaid expenses	2,486,975	796,858
Deferred tax asset	750,580	101,417
Deposits and other	404,171	106,810

	23,214,385	17,174,889

Property and equipment, net of accumulated depreciation	38,668,283	7,372,251

Long-term assets related to tribal casino projects
Notes receivable, net of allowance of $661,600 and $0	—	427,567
Contract rights, net of accumulated amortization of $6,492,981 and $4,120,775	10,872,605	13,244,811

	10,872,605	13,672,378

Other assets
Goodwill	7,455,718	10,308,520
Intangible assets, net of accumulated amortization of $425,000 and $0	11,720,727	476,050
Long term deposits	142,114	5,166,112
Loan fees, net of accumulated amortization of $934,491 and $96,087	1,898,492	2,088,104
Deferred tax asset	645,617	—
Other assets	—	192,482

	21,862,668	18,231,268

	$94,617,941	$56,450,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,613,819	$181,604
Income taxes payable	2,409,612	384,333
Accrued player club points and progressive jackpots	1,750,981	40,506
Accrued payroll and related	4,033,866	750,346
Other accrued expenses	2,427,197	188,817
Current portion of long-term debt	4,950,000	—

	17,185,475	1,545,606

Long-term debt, net of current portion	21,987,422	—
Deferred tax liability	—	2,110,333

	39,172,897	3,655,939

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 20,030,276 and 19,364,276 shares issued	2,003	1,936
Additional paid-in capital	43,447,798	42,699,533
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings	8,507,926	6,164,927

	50,303,652	47,212,321
Noncontrolling interest in consolidated joint venture	5,141,392	5,582,526

	55,445,044	52,794,847

	$94,617,941	$56,450,786

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Revenues
Casino	$74,708,091	$6,529,773
Food and beverage	4,517,072	1,728,879
Hotel	600,088	—
Management fees	24,185,587	24,473,066
Other operations	1,450,222	165,411

	105,461,060	32,897,129

Operating costs and expenses
Casino	42,508,624	2,159,199
Food and beverage	4,469,488	2,016,394
Hotel	546,212	—
Other operations	3,918,584	—
Project development and acquisition costs	792,747	423,160
Selling, general and administrative	25,428,999	6,429,845
Depreciation and amortization	7,001,776	3,421,256

	84,666,430	14,449,854

Operating gains (losses)
Equity in net income of unconsolidated joint venture, and related guaranteed payments	3,306,035	5,094,664
Impairment loss	(4,919,703)	—
Unrealized gains (loss) on notes receivable, tribal governments	(7,864)	(2,900)

	(1,621,532)	5,091,764

Operating income	19,173,098	23,539,039
Other income (expense)
Interest expense	(2,838,205)	(58,368)
Loss on derivative instruments	(513,328)	—
Interest and other income	8,056	120,750

Income before income taxes	15,829,621	23,601,421
Income taxes	(3,239,599)	(5,739,430)

Net income	12,590,022	17,861,991
Income attributable to noncontrolling interest in consolidated joint venture	(10,247,023)	(10,192,744)

Net income attributable to the Company	$2,342,999	$7,669,247

Net income attributable to the Company per common share	$0.13	$0.43

Weighted-average number of common shares outstanding	18,397,599	18,005,390

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000
	Common stock		Additional paid-in	Treasury stock		Retained	Noncontrolling	Total stockholders’
December 31, 2011	Shares	Dollars	capital	Shares	Dollars	earnings	interest	equity

Beginning balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847
Issuance of share based compensation	660,000	66	(66)	—	—	—	—	—

Previously deferred share-based compensation recognized	—	—	724,272	—	—	—	—	724,272
Issuances of common stock	6,000	1	24,059	—	—	—	—	24,060
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(10,688,157)	(10,688,157)

Net income	—	—	—	—	—	2,342,999	10,247,023	12,590,022

Ending balances	20,030,276	$2,003	$43,447,798	1,356,595	$(1,654,075)	$8,507,926	$5,141,392	$55,445,044

	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000	0000,000,000

	Common stock		Additional paid-in	Treasury stock		Retained earnings	Noncontrolling	Total stockholders’
December 31, 2010	Shares	Dollars	capital	Shares	Dollars	(deficit)	interest	equity

Beginning balances	19,358,276	$1,936	$42,665,390	1,356,595	$(1,654,075)	$(1,504,320)	$5,447,995	$44,956,926
Previously deferred share-based compensation recognized	—	—	16,683	—	—	—	—	16,683
Issuances of common stock	6,000	—	17,460	—	—	—	—	17,460
Distributions to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(10,058,213)	(10,058,213)

Net income	—	—	—	—	—	7,669,247	10,192,744	17,861,991

Ending balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847

See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income attributable to the Company	$2,342,999	$7,669,247
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated investee	(1,753,661)	(3,181,139)
Distributions from unconsolidated investee	1,946,142	3,096,193
Non-controlling interest in consolidated joint venture	10,247,024	10,192,744
Unrealized gain on notes receivable, tribal governments	7,864	2,900
Gain on disposal of fixed assets	(6,003)	(6,101)
Depreciation	4,204,570	1,049,051
Amortization of gaming and other rights	2,372,206	2,372,205
Nambé notes receivable impairment loss adjustment	419,703	—
Stockman’s goodwill impairment loss adjustment	4,500,000	—
Nevada gaming license write-off	53,307	—
Loss on derivative	513,328	—
Amortization of loan fees	838,403	—
Amortization of player loyalty program	425,000	—
Deferred and share-based compensation	748,332	34,143
Increases and decreases in operating assets and liabilities:
Accounts receivable	(701,643)	(1,390,788)
Prepaid expenses	(784,979)	(424,123)
Deferred tax asset	(1,294,780)	34,709
Deposits and other current assets	(200)	(16,125)
Other assets	52,280	158,862
Accounts payable and accrued expenses	2,962,215	10,088
Income taxes payable	2,025,280	(1,889,444)
Deferred tax liability	(2,110,333)	354,248

Net cash provided by operating activities	27,007,054	18,066,670

Cash flows from investing activities:
Proceeds from repayment of tribal advances	—	5,000,000
Purchase of property and equipment	(3,233,984)	(360,481)
Proceeds from sale of assets	10,480	1,200
Rising Star deposits and other capitalized acquisition costs	(19,514,157)	(5,122,245)
Grand Lodge acquisition	75,418	—
Trademark	(17,101)	—
Other	(45,881)	(15,100)

Net cash used in investing activities	(22,725,225)	(496,626)

Cash flows from financing activities:
Repayment of long-term debt	(6,600,000)	(1,450,087)
Distributions to non-controlling interest in consolidated joint venture	(10,688,158)	(10,058,213)
Proceeds from borrowings	15,103,891	—
Loan fees	(648,793)	(1,965,647)
Deferred offering costs	(35,801)	—

Net cash used in financing activities	(2,868,861)	(13,473,947)

Net increase in cash and equivalents	1,412,968	4,096,097
Cash and equivalents, beginning of year	13,294,496	9,198,399

Cash and equivalents, end of year	$14,707,464	$13,294,496

	2011	2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,009,781

Cash paid for income taxes	$4,706,118	$8,259,760

Purchases of property and equipment financed with prior year deposit	$5,000,000	$94,185

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

Rising Star. On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August 2011, the property, which includes over 1,300 slot and video poker machines, 37 table games, a 201-room hotel, five dining outlets and an 18-hole Scottish links golf course, was renamed Rising Star Casino Resort (“Rising Star”).

Grand Lodge. On June 28, 2011, the Company, through a wholly owned subsidiary, entered into a five-year lease agreement with Hyatt Equities, LLC for the Grand Lodge Casino (“Grand Lodge”) at Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The Company will pay a fixed monthly rent of $0.1 million over the initial term of the lease. On September 1, 2011, the Company acquired the operating assets and certain liabilities related to the Grand Lodge Casino for purchase price of approximately $0.7 million, exclusive of operating cash and working capital. The Grand Lodge Casino features approximately 258 slot machines, 21 table games and 4 poker tables and is integrated into Hyatt Regency Lake Tahoe Resort, Spa and Casino.

GED. We, until August 31, 2011, were a noncontrolling 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”). GED had a 15 year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

Under the terms of the joint venture agreement, as restructured in 2007, the Company received the greater of 50% of GED’s member distribution as currently prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract in August 2011 (Note 3).

GEM. We own 50% of Gaming Entertainment Michigan, LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where the Company is the primary beneficiary and, therefore, we consolidated GEM in our consolidated financial statements. RAM is a privately-held investment company. GEM has a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. More specifically, the joint venture has the exclusive right to provide casino management services to the Michigan tribe in exchange for a management fee, after certain other distributions are paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009.

On August 5, 2009, the FireKeepers Casino commenced operations. FireKeepers Casino is located at Exit 104 directly off Interstate 94 in Battle Creek, Michigan. FireKeepers Casino has a 106,900 square foot gaming floor with 2,801 Class III slot machines, 70 table games, a 120-seat poker room and a bingo hall. In addition, the property features five restaurants, including a 70-seat fine dining signature restaurant, a 300-seat buffet, a 150-seat 24-hour cafe and a 110-seat quick service restaurant and a grab-and-go outlet, as well as three bar areas. The bar areas include a sports bar with high definition flat screen televisions, a 113-seat lounge with cabaret and live entertainment and a lounge within our fine dining area. The casino also has an approximately 4,000 square-foot multi-function room used for special events and a gift shop with branded merchandise, an attached multi-level parking garage that accommodates approximately 2,100 vehicles, surface parking for an additional 600 vehicles and an area for bus and recreational vehicle parking.

On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM is performing hotel consulting services for a fixed fee of $0.01 million per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. Construction of the hotel and events center development commenced in May 2011 and will include a larger bingo facility, an entertainment venue and dining options, and a 242-room hotel that will include an indoor pool, exercise facility, full-service restaurant, and multi-purpose event center. The Project is anticipated to open in the fall of 2012.

Stockman’s. We acquired 100% of the stock of Stockman’s Casino in Fallon, Nevada (“Stockman’s”) on January 31, 2007. Stockman’s Casino has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. The facility also has a bar, a fine dining restaurant and a coffee shop.

Other. In May 2011, the Company entered into a three-year agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. The Company receives a base fee of $0.1 million per month plus a success fee based on achieving certain financial targets and expects to incur only minimal incremental operating costs related to the contract. The Company’s agreements were submitted to the National Indian Gaming Commission (NIGC) and were approved as a management contract on September 2, 2011. During its review, the NIGC determined that the relationship of the Company to the casino facilities was a management relationship and the agreement is treated as a management contract for purposes of the NIGC review and approval. Effective on September 23, 2011, the Pueblo issued a Notice to Commence and the Company began management of the casino facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and accounting. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Gaming Entertainment (Indiana) LLC (“Rising Star”), Gaming Entertainment (Nevada) LLC (“Grand Lodge”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), a 50%-owned investee of the Company that is jointly owned by RAM Entertainment, LLC (“RAM”), has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (”ASC”) Topic 810, “Consolidation.” The Company accounts for its investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

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

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. Certain of the accounting policies, including the determination of player loyalty program liability, the estimated useful lives assigned to assets, asset impairment, collectability of receivables, valuation of derivative instruments, purchase price allocations made in connection with acquisitions and the calculation of income tax liabilities, require application of significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Judgments are based on the Company’s historical experience, terms of existing contracts, observance of trends in the gaming industry and information available from other outside sources. There can be no assurance that actual results will not differ from our estimates.

The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s evaluation of the recoverability of our investments in contract rights and licenses, valuation of Stockman’s and Rising Star’s goodwill and estimates used in assumptions for reporting the gains or losses from the derivative instrument related to our swap agreement with Wells Fargo. Other accounting estimates include management’s opinion of collectability of receivables and fair value estimates related to valuation of receivables, as well as estimates related to lives of depreciable and amortizable assets and proper calculation of payroll liabilities such as paid time off, medical benefits, bonus accruals and other liabilities including slot club points and tax liabilities. Various assumptions, principally affecting the timing and other factors underlie the determination of some of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. Estimates and assumptions are regularly evaluated, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on the results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, the following items are evaluated: likelihood that the project will be completed, prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment. Conclusions are reviewed as warranted by changing conditions.

Cash equivalents. Cash in excess of daily requirements is invested in highly liquid short-term investments with initial maturities of three months or less when purchased and are reported as cash equivalents in the consolidated financial statements.

Fair value of financial instruments. The carrying value of the Company’s cash and equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The estimated fair values of the Company’s debt approximate their recorded values as of the balance sheet dates presented, based on level 2 inputs consisting of interest rates offered to the Company for loans of the same or similar remaining maturities and bearing similar risks.

Concentrations and economic risks and uncertainties. The United States has experienced a widespread and severe recession accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability and is also engaged in war, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, northern Nevada, New Mexico and Michigan. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. Prior to September 1, 2011, our operations included the Harrington Casino in Delaware. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including access to capital or credit financing, cannot be estimated at this time, but may be significant. For the year ended December 31, 2011 and December 31, 2010, the Company’s revenues from its 50% interest in GED were $3.3 million and 5.1 million, respectively, which represent 3% and 16% of the Company’s total annual revenues for the respective years. Since the acquisition of the Grand Victoria Casino & Resort, which occurred as of April 1, 2011, the Grand Lodge Casino, which occurred as of September 1, 2011, and the Buffalo Thunder management contract in May 2011, the impact of the lost revenues from GED has been diminished.

Except as discussed in the following paragraph, the Company’s credit risk (or market risk) is concentrated in derivative instruments (Note 9).

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

Property and equipment. Property and equipment (Note 7) is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Estimates and assumptions are made when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Depreciation expense is highly dependent on the assumptions made about our assets' estimated useful lives. The estimated useful lives are determined based on experience with similar assets and estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the change is accounted for prospectively. Property and equipment and other long-lived assets are evaluated for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10.

Intangible Assets. Our finite-lived intangible assets include customer relationship and management contract intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Costs incurred in obtaining long-term financing are included in loan fees, net of amortization over the life of the related debt. As of December 31, 2011, the Company had incurred $2.6 million in loan fees related to the Wells Fargo Credit Agreement, and amortization was begun using the effective interest method beginning March 31, 2011, when the debt was drawn. The amount of expected amortization over each of the next five years will be approximately $0.8 million in 2012, $0.6 million in 2013, $0.4 million in 2014, $0.2 million in 2015 and $0.0 million in 2016.

Indefinite-lived intangible assets include goodwill, trademarks and certain license rights. The fair value of which is estimated using a derivation of the income approach to valuation. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

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

The review of goodwill as of September 30, 2011, resulted in a $4.5 million goodwill impairment for Stockman’s Casino and related assets using a market approach (Note 6). The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth.

Revenue recognition and promotional allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (commonly called “casino front money”) and for chips and tokens in the customers’ possession (outstanding chip and token liability). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed, net of revenue-based taxes. Advance ticket sales are recorded as deferred revenue until services are provided to the customer. Revenues are recognized net of certain sales incentives, and accordingly, cash incentives to customers for gambling activity, including the cash value of points redeemed by Players Club members, totaling $5.0 million and $0.09 million have been recognized as a direct reduction of casino revenue in 2011 and 2010, respectively, as noted in the table below. Sales and similar revenue-linked taxes collected from customers are excluded from revenue and recorded as a liability payable to the appropriate taxing authority and included in accrued expenses. Revenue also does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $9.8 million in 2011 and $0.3 million in 2010. The estimated cost of providing room, food and beverage and other incentives is included primarily in casino expenses, as noted in the table below:

	September 30,	September 30,
	2011	2010

Rooms	$2,387,644	$—
Food and beverage	5,477,355	275,824
Other incentives	863,180	1,145

	$8,728,179	$276,969

GEM receives a management fee of 26% of net profits from FireKeepers Casino and beginning on December 2, 2010, also receives a consulting fee related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements for a fixed fee of $0.01 million per month, continuing through to the opening of the project, provided the total fee for services do not exceed $0.2 million in total. Both contracts are recorded monthly as earned on an accrual basis. Typically, the payment is received in the following month.

Derivative instruments and hedging activities. The Company has adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate swap. The accounting guidance requires us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The derivative instrument is not designated as a hedge for accounting purposes. The change in fair value is recorded in the consolidated statement of operations in the period of change. Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, is recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement. Fluctuations in interest rates can cause the fair value of our derivative instrument to change each reporting period. While we attempt to predict such movements in interest rates and the impact on derivative instruments, such estimates are subject to a large degree of variability which could have a significant impact on our consolidated financial statements.

Share-based compensation. On June 1, 2011, the Company’s compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of the Company’s stock ($3.88), with no discount. For 2011 and 2010, share-based compensation expense of approximately $0.07 million and $0.02 million respectively, from stock awards (Note 13) is included in general and administrative expense. Unvested stock grants made in connection with the Company’s incentive compensation plan were viewed as a series of individual awards and the related share-based compensation expense was deferred and recorded as unearned stock-based compensation, shown as a reduction of stockholders’ equity, and will be amortized into operations as compensation expense as services were provided on a straight-line basis over the vesting period. The value of the restricted stock at the date of grant is amortized through expense over the requisite service period using the straight-line method. The Company grants shares of restricted stock, rather than options, to key members of management and the Board of Directors. There have been no forfeitures of such restricted shares granted and there are currently 660,000 shares of unvested stock grants. The majority of the shares (600,000) will fully vest on June 1, 2013. The remaining shares will vest over three years, 20,001 on June 1, 2012, 20,001 on June 1, 2013, and 19,998 on June 1, 2014. Vesting is contingent upon certain conditions, including continuous service of the individual recipients.

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

Income per common share. Basic income or earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method. As of December 31, 2011 and 2010, there were no common equivalent shares that would have been dilutive and, therefore, the calculations for basic and diluted EPS are equal.

Reclassifications. Certain minor reclassifications in prior year balances have been made to conform to the current presentation, which had no effect on previously reported net income.

Recently Issued Accounting Pronouncements

In September 2011, FASB, issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The new guidance will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The new guidance is effective, for us, beginning with annual and interim impairment tests performed in 2012. Early adoption is permitted, including for our 2011 annual impairment test which was performed in the fourth quarter of 2011. We are currently evaluating the new guidance.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and those prepared in accordance with International Financial Reporting Standards. While the new guidance is largely consistent with existing fair value measurement principles, it expands existing disclosure requirements for fair value measurements and makes other amendments which could change how existing fair value measurement guidance is applied. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011. We are currently evaluating the new guidance.

3. VARIABLE INTEREST ENTITIES

GED. The Company’s investment in unconsolidated joint venture is comprised of a 50% ownership interest in GED, a joint venture between the Company and HRI. GED had a management agreement thru August 31, 2011 with Harrington Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, the Company received the greater of 50% of GED’s member distribution as prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract on August 31, 2011. GED was a variable interest entity due to the fact that the Company had limited exposure to risk of loss. Therefore, the Company did not consolidate, but accounted for its investment using the equity method.

As of the balance sheet dates presented, the Company’s assets and liabilities related to its investment in GED consisted of $0 as of December 31, 2011, and an accounts receivable of $0.7 million as of December 31, 2010 as part of the Management Reorganization Agreement’s guaranteed payments for the year ended December 31, 2011. The GED management contract expired in August 2011. The Company sold its interest in GED to HRI during the fourth quarter of 2011 and our investment in GED was $0 as of December 31, 2011, and $0.2 million as of December 31, 2010, included in other assets.

GED had no non-operating income or expenses, is treated as a partnership for income tax reporting purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to its net income for each period presented, and there are no material differences between GED’s income for financial and tax reporting purposes. An unaudited summary for GED’s operations follows:

GED CONDENSED BALANCE SHEET INFORMATION

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Total assets	$—	$426,449
Total liabilities	—	41,487
Members’ capital	—	384,962

GED CONDENSED STATEMENT OF INCOME INFORMATION

	September 30,	September 30,
	Twelve Months Ended:
	December 31, 2011	December 31, 2010
Revenues	$21,291,578	$29,807,625
Net income	3,507,322	6,392,279

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

Management believes the maximum exposure to loss from the Company’s investment in GEM is $8.1 million (before tax impact), which is composed of the Company’s share of contract rights and the Company’s equity investment that is eliminated in consolidation. GEM has no debt or long-term liabilities. GEM’s current assets include the FireKeepers management fee receivable for both dates presented. Long-term assets include $7.9 million and $9.6 million in contract rights as of December 31, 2011 and December 31, 2010, respectively.

An unaudited summary of GEM’s operations follows:

GEM CONDENSED BALANCE SHEET INFORMATION

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Current assets	$2,457,133	$1,985,419
Long-term assets	7,915,754	9,626,458
Current liabilities	90,104	446,825

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	September 30,	September 30,
	Twelve Months Ended:
	December 31, 2011	December 30, 2010
Revenues	$23,255,587	$24,473,066
Net income	20,494,045	20,385,489

4. NOTES RECEIVABLE, TRIBAL GOVERNMENTS

The Company has notes receivable related to advances made to, or on behalf of, Nambé Pueblo to fund tribal operations and development expenses related to potential casino project. Repayment of this note is conditioned upon the development of the project, and ultimately, the successful operation of a casino. Subject to such condition, the Company’s agreements with the Nambé Pueblo tribe provide for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development, and the actual operation itself.

As of December 31, 2011 and 2010, note receivable from tribal governments were as follows:

	September 30,	September 30,
	2011	2010

Contractual (stated) amount of Nambé Pueblo note receivable	$661,600	$661,600

Estimated value of Nambé Pueblo note receivable	$—	$427,567

In the first quarter of 2008, the Company received notice that the Nambé Pueblo tribal council had effectively terminated the business relationship with Full House. The development agreement between the Company and the Nambé Pueblo provides that the Company is entitled to recoup its advances from future gaming revenues, even if the Company does not ultimately develop the project. The Company is in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center. The financing process has proceeded more slowly than expected and in light of current economic conditions and credit market weaknesses, there can be no assurance that a facility will ever open or that the Company will receive all, or any, payment on the note receivable. With due consideration to the foregoing factors, management fully reserved the value of the note receivable from the Nambé Pueblo to $0 and recognized the impairment of the note receivable during the third quarter of 2011.

The following table summarizes changes in the estimated fair value of notes receivable from tribal governments, determined using level 3 estimated fair value inputs, from January 1, 2011 to December 31, 2011:

September 30,
Nambé Pueblo

Balances, January 1, 2011	$427,567
Impairment loss	(419,703)
Unrealized losses	(7,864)

Balances, December 31, 2011	$—

The FireKeepers Casino opened on August 5, 2009. Although certain distributions (including a minimum guaranteed monthly payments to the Tribe of $0.05 million, a preferred payment to the Tribe of $0.2 million and repayment of loan principal to be paid out of the Tribe’s share of net revenues) will be paid from net revenue prior to the payment to the Company of the management fee, the Company believes the property will generate sufficient revenues to pay the management fee equal to 26% of net revenues monthly.

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

The following table summarizes the changes in the estimated fair value of notes receivable from tribal governments, based on level 3 inputs, from January 1, 2011, to December 31, 2011:

	September 30,	September 30,	September 30,
	2011
	Total	FireKeepers Development Authority	Other tribes
Balances, January 1, 2011	$427,567	$—	$427,567
Unrealized gains	(7,864)	—	(7,864)
Impairment Losses	(419,703)	—	(419,703)

Balances, December 31, 2011	$—	$—	$—

	September 30,	September 30,	September 30,
	2010
	Total	FireKeepers Development Authority	Other tribes
Balances, January 1, 2010	$5,112,887	$4,682,420	$430,467
Unrealized gains	314,680	317,580	(2,900)
Repayment of notes receivable	(5,000,000)	(5,000,000)	—

Balances, December 31, 2010	$427,567	$—	$427,567

5. CONTRACT RIGHTS

Contract rights are comprised of the following as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,
2011	Cost	Accumulated amortization	Net
FireKeepers project, initial cost	$4,155,213	$(1,434,539)	$2,720,674
Firekeepers project, additional	13,210,373	(5,058,442)	8,151,931

	$17,365,586	$(6,492,981)	$10,872,605

	September 30,	September 30,	September 30,
2010	Cost	Accumulated amortization	Net
Firekeepers project, initial cost	$4,155,213	$(840,936)	$3,314,277
Firekeepers project, additional	13,210,373	(3,279,839)	9,930,534

	$17,365,586	$(4,120,775)	$13,244,811

Amortization commenced on these additional contract rights at the opening date of the FireKeepers Casino over the management contract period (seven years). The estimated amortization expense of contract rights for each of the next five years is expected to be $2.4 million per year in the first four years and $1.4 million in the fifth year.

6. GOODWILL & OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s Casino operation and the Rising Star Casino Resort. Goodwill is $5.8 million and $1.6 million for Stockman’s and Rising Star as of December 31, 2011, respectively. The Company’s review of goodwill associated with the purchase of Stockman’s as of September 30, 2011, resulted in a $4.5 million impairment of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.25 times. The Company’s review of goodwill as of December 31, 2011, resulted in a 1.0% excess of estimated fair value over the carrying value of Stockman’s goodwill and related assets using an market approach considering an earnings multiple of 6.25 times. These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth. The Company acquired the Rising Star on April 1, 2011 for approximately $19.0 million in cash and $33.0 million drawn from the Company’s Credit Agreement with Wells Fargo (as discussed in Note 8). The goodwill of $1.6 million is the excess purchase price over the assets purchased (Note 14).

	September 30,	September 30,	September 30,
	Year ended December 31, 2011
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Stockman’s Goodwill	$10,308,520	$(4,500,000)	$5,808,520
Rising Star Goodwill	—	1,647,198	1,647,198

Goodwill, net of accumulated impairment losses	$10,308,520	$(2,852,802)	$7,455,718

	September 30,	September 30,	September 30,
	Year ended December 31, 2010
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Stockman’s Goodwill	$10,308,520	$—	$10,308,520

Other Intangible Assets:

Other intangible assets, net consist of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	(Expense) / (Disposals) or Additions	Intangible Asset, Net
Amortizing Intangibles assets:

Player Loyalty Program-Rising Star	3	$1,700,000	$(425,000)	$—	$1,275,000
Nevada State Bank Loan Fees	15	218,545	(218,545)	—	—
Wells Fargo Bank Loan Fees	5	2,614,438	(715,946)	—	1,898,492

Non-amortizing intangible assets:

Gaming License-Rising Star	Indefinite	9,900,000	—	—	9,900,000
Gaming Licensing Costs	Indefinite	484,676	—	32,131	516,807
Trademarks	Indefinite	26,889	—	2,031	28,920

		$14,944,548	$(1,359,491)	$34,162	$13,619,219

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Expense / (Disposals) or Additions	Intangible Asset, Net
Amortizing Intangibles assets:
Nevada State Bank Loan Fees	15	$218,545	$(96,087)	$—	$122,458
Wells Fargo Bank Loan Fees	5	1,965,646	—	—	1,965,646
Non-amortizing intangible assets:
Gaming Licensing Costs	Indefinite	464,232	—	—	464,232
Trademarks	Indefinite	11,818	—	—	11,818

		$2,660,241	$(96,087)	$—	$2,564,154

Player Loyalty Program

The player loyalty program represents the value of repeat business associated with Rising Star’s loyalty program. The value of $1.7 million of the Rising Star player loyalty program was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program. The valuation analysis for the active rated player was based on projected revenues and attrition rates. Rising Star maintains historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.

Loan Fees

Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. Loan fees incurred for Nevada State Bank in the amount of $0.2 million resulted from the credit facility to purchase Stockman’s Casino in 2007. In March 2011, the credit facility with Nevada State Bank was terminated and the amortization of the loan fees was accelerated. The Company recognized amortization expense of $0.1 million during the first quarter of 2011 as a result of the termination. On October 29, 2010, the Company entered into a Credit Agreement with Wells Fargo Bank. In December 2010, the Company entered into a Commitment Increase Agreement to increase the funds available under the Credit Agreement. Loan fees related to the Wells Fargo Bank debt were $2.6 million and are being amortized over the five-year term of the loan. The aggregate amortization expense was $0.7 million and $0.1 million for the twelve months ended December 31, 2011 and December 31, 2010, respectively.

Gaming Licenses

Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. The value of $9.9 million of the Rising Star gaming license is determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable. The Company reviewed existing gaming licenses as of December 31, 2011 and recognized an expense of $0.03 million related to gaming licensing costs pertaining to a former director, who is no longer affiliated with the organization and $0.02 million related to other costs for a new license to be obtained.

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

Current & Future Amortization

The Company amortizes its definite-lived intangible assets, including its player loyalty program and loan fees, over their estimated useful lives. The aggregate amortization expense was $1.4 million and $0.1 million for the twelve months ended December 31, 2011 and December 31, 2010, respectively.

Total amortization expense for intangible assets for the years ending December 30, 2012, 2013, 2014, 2015, and 2016 is anticipated to be approximately $1.3 million, $1.1 million, $0.5 million, $0.2 million, and $0.0 million, respectively.

7. PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consists of the following:

	September 30,	September 30,	September 30,
	Estimated useful lives	2011	2010
Land		$9,959,400	$1,885,400
Buildings and improvements	10-39	26,413,673	5,580,045
Furniture and equipment	5-7	13,375,769	6,795,764

		49,748,842	14,261,209
Less accumulated depreciation		(11,080,559)	(6,888,958)

		$38,668,283	$7,372,251

8. LONG-TERM DEBT

At December 31, 2011 and 2010, long-term debt consists of the following:

	September 30,	September 30,
	2011	2010

Long-term debt, net of current portion:
Term loan agreement, $33.0 million on October 29, 2010, maturing June 30, 2016, interest greater of 1 month LIBOR, or 1.5%, plus margin [4.5%-5.5%], LIBOR rates and margins are adjusted quarterly. (7.0% during the quarter and year ended December 31, 2011)	$26,400,000	$—
Swap agreement, $20.0 million on January 7, 2011, effective April 1, 2011, maturing April 1, 2016, interest received based on 1 month LIBOR, and paid at a fixed rate of 1.9% through August 31, 2011. The swap was re-designated in September 2011 with interest to be received at the greater of 1.5% or 1 month LIBOR, and paid at a fixed rate of 3.06% until maturity. (average net settlement rates during the quarter and year ended December 31, 2011 were 1.56% and 1.62%, respectively)	537,422	—
Less current portion	(4,950,000)	—

	$21,987,422	$—

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

The initial funding date of the Credit Agreement occurred March 31, 2011, when the Company borrowed $33.0 million on the term loan which was used to fund the Company’s acquisition of Grand Victoria Casino & Resort in Rising Sun, Indiana on April 1, 2011. In August 2011, the property was renamed the Rising Star Casino Resort (“Rising Star”). The final maturity of the Credit Agreement is June 30, 2016.

The revolving line of credit has no outstanding balance of as of December 31, 2011 and therefore, the Company had $4.3 million available for future use. The availability of the line decreases every three months by $0.3 million until maturity on June 30, 2016.

The Company pays interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement which calculates a rate and then applies an applicable margin based on a leverage ratio. The leverage ratio is defined as the ratio of total funded debt as of such date to adjusted EBITDA for the four consecutive fiscal quarter periods most recently ended for which Financial Statements are available. The Base Rate means, on any day, the greatest of (a) Wells Fargo’s prime rate in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus one and one half percent (1.50%) and (c) the One Month LIBOR Rate for such day (determined on a daily basis as set forth in the Credit Agreement) plus one and one-half percent (1.50%). The applicable margin on the Base Rate calculation ranges from 3.5% to 4.5%. LIBOR Rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time. The applicable margin on the LIBOR Rate calculation ranges from 4.5% to 5.5%. The Company has elected to use the LIBOR rate and for the three and twelve months ended December 31, 2011, the rate charged was 7.0%.

The Company is also required to pay a commitment fee on the last business day of each March, June, September and December. This is calculated as a percentage of all indebtedness of or attributable to the Company which ranges from 0.5% to 0.75% based on the leverage ratio. At December 31, 2011, the rate charged was 0.75%. The Credit Agreement is secured by substantially all of the Company’s assets. The Company’s wholly-owned subsidiaries, including Stockman’s Casino, Rising Star Casino Resort and Grand Lodge Casino, guarantee the obligations of the Company under the Credit Agreement.

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

The Company has the ability to make optional prepayments under the term loan but may not re-borrow the principal of the term loan after payment. The Company prepaid its December 31, 2011 scheduled principal payment of $1.7 million on October 21, 2011, and prepaid its March 31, 2012 scheduled payment of $1.7 million on December 22, 2011, reducing the outstanding balance to $26.4 million. The Company made a $1.7 million payment to Wells Fargo Bank on January 30, 2012 and the next payment is due September 30, 2012. The Company is also required to make mandatory prepayments under the Credit Agreement if certain events occur. These include: GEM receives any buy-out, termination fee or similar payment related to FireKeepers; or the Company sells or otherwise disposes of certain prohibited assets in any single transaction or series of related transactions and the net proceeds of such sale or other disposition which exceed $0.1 million; the Company issues or incurs any indebtedness for borrowed money, including indebtedness evidenced by notes, bonds, debentures or other similar instruments, issues or sells any equity securities or receives any capital contribution from any other source; or the Company receives any net insurance proceeds or net condemnation proceeds which exceed $0.3 million. The mandatory repayments are subject to certain exceptions as specified in the Credit Agreement.

Scheduled maturities of long-term debt as of the most recent balance sheet presented are as follows, for the annual periods ended December 31:

September 30,
2012	$4,950,000
2013	6,600,000
2014	6,600,000
2015	6,600,000
2016	1,650,000

9. DERIVATIVE INSTRUMENTS

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

During the year ended December 31, 2011, the Company paid interest on the hedged portion of the debt ($18.0 million) at an average net rate of 8.62%, and paid interest on the non-hedged portion of the debt ($13.0 million) at a rate of 7.0%. The weighted average cash interest rate paid on the debt was 8.16%, including swap interest and loan interest.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying condensed consolidated balance sheets as of December 31, 2011. The Company had no interest swap agreements during the fiscal year ended December 31, 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,
		Net	Fair Value of Liability
Original Notional Amount at April 1 2011	Notional Balance at December 31, 2011	Settlement Rate	December 31, 2011	December 31, 2010	Maturity Date
$20,000,000	$18,000,000	1.56%	$537,422	$—	April 1, 2016

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

The net effect of our floating-to-fixed interest rate swap resulted in an increase in interest expense of $0.2 million for the year ended December 31, 2011 as compared to the contractual rate of the underlying hedged debt for the period. During the year ended December 31, 2011, due to the derivative not being designated as a hedging instrument, we recognized a loss on the change in the fair value of the swap of $0.5 million.

10. STOCKHOLDERS’ EQUITY

On May 31, 2010, the Board of Directors authorized the Company to repurchase up to $1.0 million in additional common stock of the Company at a price not to exceed $3.00 per share subject to management’s discretion. This authorization expired on December 31, 2010, without any shares being repurchased and is no longer effective.

11. INCOME TAXES

The income tax provision consists of the following:

	September 30,	September 30,	September 30,
		2011	2010
Current:	Federal	$4,397,712	$3,587,094
	State	2,246,999	1,777,895

		6,644,711	5,364,989

Deferred:	Federal	(3,131,017)	354,076
	State	(274,095)	20,365

		(3,405,112)	374,441

		$3,239,599	$5,739,430

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 34% to consolidated income before income taxes is as follows:

	September 30,	September 30,
	2011	2010
Tax provision at U.S. statutory rate	$1,898,084	$4,562,113
State taxes, net of federal benefit	1,289,667	1,310,630
Other (benefit)	51,848	(133,313)

	$3,239,599	$5,739,430

At December 31, 2011 and 2010, the Company’s deferred tax assets (liabilities) consist of the following:

	September 30,	September 30,
	2011	2010
Deferred tax assets:
Deferred compensation	$1,162,111	$—
Depreciation of fixed assets	886,171	—
Amortization of goodwill	387,867	—
Acquisition fees	283,218	—
Notes receivable	257,504	—
Interest in partnerships	202,752	—
Prepaid expenses and accruals	—	101,417
Other	28,526	—

	3,208,149	101,417

Deferred tax liabilities:
Amortization of gaming rights and unrealized gain on tribal receivables	(936,204)	(1,001,954)
Prepaid expenses and accruals	(666,534)	—
Federal liability due to expected prepayment from amended Michigan modified business tax returns	(152,475)	—
Allowance for doubtful accounts	(56,739)	—
Interest in partnerships	—	(70,023)
Amortization of goodwill	—	(929,003)
Other	—	(109,353)

	(1,811,952)	(2,110,333)

	$1,396,197	$(2,008,916)

Management has made an annual analysis of its state and federal tax returns that remain subject to examination by major authorities (presently consisting of tax years 2006 through 2010) and concluded that the Company has no recordable liability as of December 31, 2011 or 2010, for unrecognized tax benefits as a result of uncertain tax positions taken.

In November 2010, the Company was notified by the Department of Treasury’s Internal Revenue Service (IRS) of their initial conclusion regarding their audit of GEM for the 2009 tax year. Effective January 10, 2012 the IRS audit of GEM was completed and GEM received a ‘No Adjustments Letter’ from the IRS, which stated there are no proposed adjustments to the 2009 returns. As part of the audit, the Company has amended their 2010 Federal tax return to reflect an amount due related to cumulative accrued interest income. The tax liability was $0.5 million, 50% of which is a contingency of RAM. The Company made a payment of $0.2 million to the IRS which has reduced the Company’s deferred tax liability and had no impact on net income.

12. COMMITMENTS AND CONTINGENCIES

Operating leases. In November 2009, the Company entered into an agreement to lease office space as lessee through July 31, 2013. Effective December 31, 2010, Stockman’s entered into a lease agreement as lessee for its primary outdoor casino sign until November, 2015. On June 28, 2011, Gaming Entertainment (Nevada) LLC entered into a lease agreement with Hyatt Equities, LLC for approximately 20,900 square feet of building space occupied by the Grand Lodge gaming operations, as well as associated gaming office space in the Grand Lodge Casino.

The total rent expense for all operating leases for the years ended December 31, 2011 and 2010 was $0.7 and $0.1 million, respectively.

Future minimum lease payments are as follows:

September 30,
2012	$1,662,826
2013	1,641,825
2014	1,562,856
2015	1,543,494
2016	1,000,000

$7,411,001

Employment agreements. The Company is obligated under employment agreements with certain key employees that provide the employee with a base salary, bonus, restricted stock grants and other customary benefits and severance in the event the employee is terminated without cause or due to a “change of control,” as defined in the agreements. The severance amounts vary with the term of the agreement and can be up to two years’ base salary and an average bonus calculated as earned in the previous three years or as a percentage of base salary. If such termination occurs within two years of a change of control, as defined in the agreements, or by the Company without cause, the employee will receive a lump sum payment equal to no less than six months to one year’s annual base salary, a lump sum cash payment equal to the average bonus earned in the previous two to three years or calculated as a percentage of base salary, and the acceleration and vesting of all unvested shares and stock-based grants awarded upon the date of change of control in some instances, along with insurance costs, 401(k) matching contributions and certain other benefits total ranging from $5.4 million to $5.7 million, in the aggregate.

In the event the employee’s employment terminates due to illness, incapacity or death, the severance amounts vary with the term of the agreement and can be up to two years’ base salary, an amount equal to the prior year bonus on a pro-rata basis to date of termination, reimbursement of expenses incurred prior to date of termination, and applicable insurance and other group benefit proceeds, including those due under any Company long-term disability plan with an expected cost ranging from $0.1 million to $2.0 million per employee.

Defined Contribution Pension Plan. The Company sponsors a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions by the Company. Matching contributions made by the Company were $0.4 million and $0.1 million for 2011 and 2010, excluding nominal administrative expenses assumed by the Company.

Legal matters. The Company is involved in various legal matters arising in the ordinary course of business. Based on available information, the Company is unable to estimate the minimum losses, if any, to be incurred upon disposition of these matters; and therefore, no provision for losses has been made. However, in the opinion of management, the outcome of these matters is not likely to have a material effect on the future financial position, results of operations or cash flows of the Company.

13. SHARE-BASED COMPENSATION PLANS

On June 1, 2011, the Company’s compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of the Company’s stock ($3.88), with no discount. The majority of the shares (600,000) will fully vest on June 1, 2013. The remaining shares will vest over three years, 20,001 on June 1, 2012, 20,001 on June 1, 2013, and 19,998 on June 1, 2014. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense was initially recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

The Company recognized stock compensation expense of $0.7 million and $0.02 million for the twelve months ended December 31, 2011 and 2010, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At December 31, 2011 and 2010, the Company had deferred share-based compensation of $1.8 million and $0, respectively.

In the second quarter of 2011 and 2010, the Company issued 6,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $0.2 million and $0.2 million based on the closing price of the Company’s stock of $4.01 and $2.91, with no discount. Since the shares were fully vested at the date of grant, the Company recognized share-based compensation expense of $0.2 million and $0.2 million related to these grants.

The following table summarizes the Company’s restricted stock activity relative to share-based compensation for 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Shares	Weighted average grant date value (per share)	Shares	Weighted average grant date value (per share)

Unvested at beginning of year	—	$—	36,667	$3.64
Issued	660,000	3.88	—	—
Vested	—	—	(36,667)	3.64
Forfeited	—	—	—	—

Unvested at end of year	660,000	3.88	—	—

14. ACQUISITION OF RISING STAR AND GRAND LODGE CASINOS

On April 1, 2011, the Company purchased the Grand Victoria Casino and Resort, located in Rising Sun, Indiana on the Ohio River for approximately $19.0 million in cash and $33.0 million drawn from the Company’s Credit Agreement with Wells Fargo. The Company entered into the Credit Agreement with Wells Fargo on October 29, 2010, as discussed in Note 9, and regulatory approvals were obtained to accommodate a closing effective April 1, 2011. In August 2011, the property was renamed Rising Star Casino Resort (“Rising Star”).

Through December 31, 2011 and December 31, 2010, the Company had incurred $0.5 million and $0.2 million in acquisition related expenses, respectively, which are included in project development and acquisition expense. In conjunction with closing on the financing commitment, the Company has incurred $2.6 million in financing related fees located on the balance sheet in other intangibles.

The Rising Star purchase price was allocated in the second quarter of 2011 as follows (in millions):

September 30,
Land and land improvements	$8.1
Buildings and building improvements	16.8
Equipment and boat related assets	6.3
Gaming license	9.9
Player loyalty program	1.7
Goodwill (excess purchase price over the assets purchased)	1.6
Working capital (deficit)	(2.0)

$42.4

On June 28, 2011, the Company, through a wholly-owned subsidiary, Gaming Entertainment (Nevada) LLC, entered into definitive agreements with HCC Corporation dba Grand Lodge Casino to acquire specific gaming related operating assets and liabilities of the property, located in Incline Village, Nevada. The purchase price was $0.7 million, exclusive of operating cash and working capital, as of September 1, 2011. Concurrently, Gaming Entertainment (Nevada) LLC entered into a lease agreement with Hyatt Equities LLC for a five-year term to lease the casino space operating as Grand Lodge Casino for $0.1 million per month, over the initial term of the lease.

The Grand Lodge purchase price was allocated in the third quarter of 2011 as follows (in millions):

September 30,
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

	September 30,	September 30,
	Twelve months ended December 31,
In thousands, except for per share amounts	2011	2010
Net revenues	$142,110	$162,566
Depreciation and amortization	8,938	11,591
Operating income	20,000	21,139
Net income attributable to the Company	2,761	3,192
Net income per share	$0.15	$0.18

15. SEGMENT REPORTING

The following tables reflect selected information for the Company’s reporting segments for the twelve months ended December 31, 2011 and 2010. The casino operations segment includes the Rising Star Casino Resort’s operation in Rising Sun, Indiana, the Grand Lodge Casino operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. The Company reviews operating results, assesses performance and makes decisions related to the allocation of resources on a property-by-property basis, and therefore management believes that each property is an operating segment that is appropriately aggregated and presented as one reportable segment. To enhance disclosure, the Company also chooses to include regional information on this segment. The development/management segment includes costs associated with casino development and management projects and the Michigan and Delaware joint ventures. The Corporate segment includes general and administrative expenses of the Company.

Selected statement of operations data as of and for 2011 and 2010 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
2011	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
Revenues	$12,313,161	$68,957,305	$24,185,594	$5,000	$105,461,060
Selling, general and administrative expense	3,540,791	16,378,319	610,097	4,899,792	25,428,999
Depreciation and amortization	1,051,176	3,550,241	2,372,446	27,913	7,001,776
Operating gains (losses)*	(4,500,000)	—	2,878,468	—	(1,621,532)
Operating income (loss)	(3,433,408)	4,240,440	23,555,904	(5,189,838)	19,173,098
Income (loss) attributable to Company	(2,265,815)	1,250,237	9,078,382	(5,719,805)	2,342,999

*	Operating gains (losses) include impairment losses.

	September 30,	September 30,	September 30,	September 30,	September 30,
2010	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated

Revenues	$8,338,757	$—	$24,558,372	$—	$32,897,129
Selling, general and administrative expense	1,729,554	—	730,035	3,970,256	6,429,845
Depreciation and amortization	960,675	—	2,372,781	87,800	3,421,256
Operating gains	—	—	5,091,764	—	5,091,764
Operating income	1,472,935	—	26,545,979	(4,479,875)	23,539,039
Income (loss) attributable to Company	976,664	—	9,680,712	(2,988,129)	7,669,247

Selected balance sheet data as of December 31, 2011 and 2010 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
2011	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
Total assets	$18,488,888	$54,923,492	$13,192,504	$8,013,057	$94,617,941
Property and equipment, net	7,350,840	31,296,224	—	21,219	38,668,283
Goodwill	5,808,520	1,647,198	—	—	7,455,718
Liabilities	4,604,218	9,649,198	102,709	24,816,772	39,172,897

	September 30,	September 30,	September 30,	September 30,	September 30,
2010	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
Total assets	$19,949,159	—	$16,705,051	$19,796,576	$56,450,786
Property and equipment, net	7,325,852	—	241	46,158	7,372,251
Goodwill	10,308,520	—	—	—	10,308,520
Liabilities	1,319,064	—	1,621,394	715,481	3,655,939

16. SUBSEQUENT EVENTS

On February 17, 2012, GEM signed a letter of intent with the FireKeepers Development Authority, (the “Authority”) to propose terms of a potential sale of GEM’s management rights and responsibilities under the current management agreement and allow the FireKeepers Casino to become self-managed by the Authority, in return for $97.5 million. If the sale occurs, this would effectively terminate the existing management agreement, which was scheduled to run through August 2016. The potential sale would be conditioned upon several requirements, which include the National Indian Gaming Commission approval, the Authority’s closing on refinancing of their $340.0 million existing indebtedness to fund the transaction, and a requirement that the closing of the purchase may occur no earlier than March 30, 2012 and no later than May 1, 2012. On February 28, 2012, the Company announced that GEM and RAM have agreed in principle to sell their interests in the FireKeepers management agreement to the Authority and the closing for the transaction is targeted for the second quarter of 2012, conditioned on the requirements noted above. If the sale occurs, the Company intends to use a portion of the after-tax proceeds to pay-off the Company’s remaining outstanding debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2011, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Upon completion of our assessment of the effectiveness of the internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in our annual report Form 10-K for the fiscal year ended December 31, 2012 about whether or not our internal control over financial reporting related to the respective acquisitions was effective as of the corresponding reporting period, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2012 and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

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

Item 15. Exhibits.

(a) Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010;

•	Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and between Grand Victoria Casino & Resort, L.P. and Full House Resorts, Inc., dated as of September 10, 2010 (Incorporated by reference to Exhibit 2.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010. )

3.1	Amended and Restated Certificate of Incorporation as amended to date (Incorporated by reference to Exhibit 3.1 to Full House’s Quarterly Report on Form 10-Q filed on May 9, 2011)

3.2	Amended and Restated Bylaws of Full House Resorts Inc. (Incorporated by reference to Exhibit 3.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008)

10.1	Amended and Restated Class III Management Agreement dated November 18, 1996 between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan) LLC (Incorporated by reference to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 1996)

10.2	Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated February 15, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002)

10.3	Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated January 31,1996 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.4	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated March 18, 1998 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.5	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated July 1, 1999 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.6	Amendment to Management Agreement by and between Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. dated February 4, 2002 (Incorporated by reference to Full House’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002)

10.7	Amendment to Investor Agreement by and between Full House Resorts, Inc. and RAM Entertainment, LLC, dated May 31, 2005 (Incorporated by reference to Exhibit 10.62 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.8	Economic Development Agreement between Full House Resorts, Inc. and Northern Cheyenne Tribe dated May 24, 2005 (Incorporated by reference to Exhibit 10.63 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

Exhibit Number	Exhibit Description

10.9	Development Agreement by and among Pueblo of Nambé, Nambé Pueblo Gaming Enterprise Board and Gaming Entertainment (Santa Fe), LLC dated as of September 20, 2005 (Incorporated by reference to Exhibit 10.64 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.10	Security and Reimbursement Agreement by and among the Nambé Pueblo Gaming Enterprise Board, Gaming Entertainment (Santa Fe), LLC and the Pueblo of Nambé dated as of September 20, 2005 (Incorporated by reference to Exhibit 10.65 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.11	Class III Gaming Management Agreement between the Northern Cheyenne Tribe and Gaming Entertainment (Montana), LLC dated January 20, 2006 2005 (Incorporated by reference to Exhibit 10.67 to Full House’s Annual Report on Form 10-KSB for the fiscal ended December 31, 2005)

10.12	Development Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated May 24, 2005. (Incorporated by reference to Exhibit 10.68 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.13	Security and Reimbursement Agreement by and between the Northern Cheyenne Tribe and Full House Resorts, Inc. dated August 23, 2005. (Incorporated by reference to Exhibit 10.69 to Full House’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006)

10.14	Management Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated June 12, 2006. (Incorporated by reference to Exhibit 10.70 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2006)

10.15	Loan Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.71 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.16	Security Agreement between Nottawaseppi Huron Band of Potawatomi and Gaming Entertainment (Michigan), LLC dated November 3, 2002. (Incorporated by reference to Exhibit 10.72 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.17	Promissory Note by the Nottawaseppi Huron Band of Potawatomi dated November 3, 2002. (Incorporated by reference to Exhibit 10.73 to Full House’s Registration Statement on Form SB-2 (#333-136341) filed on August 4, 2006)

10.18	Amended and Restated 2006 Incentive Compensation Plan (Effective as of April 26, 2011) (Incorporated by reference to Appendix A to Full House’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on March 16, 2011)

10.19	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to Full House’s Quarterly Report on Form 10-QSB as filed with the Commission on August 14, 2006)

10.20	Consulting Agreement dated September 25, 2006 between Full House and Lee Iacocca. (Incorporated by reference to Exhibit 10.66 to Full House’s Amendment No. 1 to Registration Statement on Form SB-2 (#333-136341) filed on September 27, 2006)

10.21	Reducing Revolving Loan Agreement, dated January 31, 2007 between Full House Resorts, Inc. and Nevada State Bank. (Incorporated by reference to Exhibit 10.80 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.22	Reducing Revolving Promissory Note, dated January 31, 2007 by Full House Resorts in favor of Nevada State Bank. (Incorporated by reference to Exhibit 10.81 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 5, 2007)

10.23	Purchase and Sale Agreement, dated May 15, 2007, between Gaming Entertainment (Michigan), LLC and Green Acres Casino Management, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 2007)

Exhibit Number	Exhibit Description

10.24	Management Reorganization Agreement, dated June 18, 2007 by Gaming Entertainment (Delaware), LLC and Harrington Raceway, Inc. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 21, 2007)

10.25	Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.26	Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.27	Employment Agreement, dated April 10, 2007, between Full House Resorts, Inc. and Wes Elam (Incorporated by reference to Exhibit 10.3 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 26, 2007) +

10.28	Amendment to Reducing Revolving Loan Agreement dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank. (Incorporated by reference to Exhibit 10.1 to Full House's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2009)

10.29	Amendment to Reducing Revolving Promissory Note dated as of the 25th day of June, 2009, by and between the Company and Nevada State Bank. (Incorporated by reference to Exhibit 10.2 to Full House's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 1, 2009)

10.30	Credit Agreement dated October 29, 2010 by and among Full House Resorts, Inc., the financial institutions from time to time listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, collateral agent for the Secured Parties (as defined in the Credit Agreement), security trustee for the Lenders, Letters of Credit Issuer and Swing Line Lender (incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2010).

10.31	Commitment Increase Agreement dated December 17, 2010 by and among the Company, Bank of Nevada and Wells Fargo (incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010).

10.32	Assignment Agreement dated December 17, 2010 by and among the Company, Bank of Nevada and Wells Fargo (incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010).

10.33	Assignment Agreement dated December 17, 2010 by and among the Company, Bank of Nevada, Capital One, N.A. and Wells Fargo (incorporated by reference to Exhibit 10.3 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2010).

10.34	Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-k filed with the Securities and Exchange Commission on June 30, 2011.)

10.35	Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011.)

21	List of Subsidiaries of Full House Resorts, Inc. *

23	Consent of Piercy Bowler Taylor & Kern Certified Public Accountants*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit Number	Exhibit Description

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith.

+	Executive compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: March 7, 2012	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ ANDRE M. HILLIOU	March 7, 2012
Andre M. Hilliou, Chief
Executive Officer and
Director Chairman of the Board
(Principal Executive Officer)

/s/ LEE A. IACOCCA	March 7, 2012
Lee A. Iacocca, Director

/s/ KENNETH R. ADAMS	March7, 2012
Ken Adams, Director

/s/ CARL G. BRAUNLICH	March 7, 2012
Carl G. Braunlich, Director

/s/ KATHLEEN MARSHALL	March 7, 2012
Kathleen Marshall,
Director

/s/ MARK J. MILLER	March 7, 2012
Mark J. Miller, Chief
Financial Officer and COO
(Principal Financial and
Accounting Officer)