Form 10-Q
period 2012-03-31
FULL HOUSE RESORTS INC
filed 2012-05-08
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2012, there were 18,673,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$38,306,407	$14,707,464
Accounts receivable, net of allowance for doubtful accounts of $1,078,611 and $1,158,013	3,343,364	4,865,195
Prepaid expenses	2,561,184	2,486,975
Deferred tax asset	738,312	750,580
Deposits and other	393,185	404,171

	45,342,452	23,214,385

Property and equipment, net of accumulated depreciation of $12,204,216 and $11,080,559	38,614,823	38,668,283

Long-term assets related to tribal casino projects
Note receivable, net of allowance of $661,600 and $661,600	—	—
Contract rights, net of accumulated amortization of $0 and $6,492,981	—	10,872,605

	—	10,872,605

Other long-term assets
Goodwill	7,455,718	7,455,718
Intangible assets, net of accumulated amortization of $566,668 and $425,000	11,579,446	11,720,727
Long-term deposits	2,729,421	142,114
Loan fees, net of accumulated amortization of $0 and $934,491	—	1,898,492
Deferred tax asset	432,487	645,617

	22,197,072	21,862,668

	$106,154,347	$94,617,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,945,705	$1,613,819
Income tax payable	17,699,608	2,409,612
Accrued player club points and progressive jackpots	1,785,042	1,750,981
Accrued payroll and related	3,696,136	4,033,866
Other accrued expenses	2,829,957	2,427,197
Current portion of long-term debt	—	4,950,000

	27,956,448	17,185,475
Long-term debt, net of current portion	—	21,987,422

	27,956,448	39,172,897

Stockholders’ equity
Common stock, $.0001 par value, 25,000,000 shares authorized; 20,030,276 shares issued	2,003	2,003
Additional paid-in capital	43,758,199	43,447,798
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings	36,091,772	8,507,926

	78,197,899	50,303,652
Non-controlling interest in consolidated joint venture	—	5,141,392

	78,197,899	55,445,044

	$106,154,347	$94,617,941

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2012	2011
Revenues
Casino	$25,715,472	$1,541,052
Food and beverage	1,326,828	412,583
Hotel	115,509	—
Management fees	5,809,869	6,364,242
Other operations	358,662	26,350

	33,326,340	8,344,227

Operating costs and expenses
Casino	14,770,727	522,456
Food and beverage	1,175,023	472,773
Hotel	144,434	—
Other operations	1,151,688	—
Project development and acquisition costs	97,049	531,809
Selling, general and administrative	8,560,628	1,653,708
Depreciation and amortization	1,865,295	851,744

	27,764,844	4,032,490

Operating gains
Gain on sale of joint venture	40,762,005	—
Equity in net income of unconsolidated joint venture, and related guaranteed payments	—	1,495,322
Unrealized gains on notes receivable, tribal governments	—	24,575

	40,762,005	1,519,897

Operating income	46,323,501	5,831,634

Other income (expense)
Interest expense	(734,210)	(210,635)
Gain on derivative instrument	8,472	—
Other income	4,825	387
Loss on extinguishment of debt	(1,719,269)	—

Other income (expense), net	(2,440,182)	(210,248)

Income before income taxes	43,883,319	5,621,386
Income tax expense	(15,853,814)	(1,406,863)

Net income	28,029,505	4,214,523
Income attributable to non-controlling interest in consolidated joint venture	(2,181,172)	(2,607,079)

Net income attributable to the Company	$25,848,333	$1,607,444

Net income attributable to the Company per common share	$1.38	$0.09

Weighted-average number of common shares outstanding	18,673,681	18,007,681

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2012	Common stock		Additional paid-in Capital	Treasury stock		Retained earnings	Non-controlling interest	Total stockholders’ equity
	Shares	Dollars		Shares	Dollars
Beginning balances	20,030,276	$2,003	$43,447,798	1,356,595	$(1,654,075)	$8,507,926	$5,141,392	$55,445,044
Previously deferred share-based compensation recognized	—	—	310,401	—	—	—	—	310,401
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(3,587,051)	(3,587,051)
Sale of interest in joint venture	—	—	—	—	—	1,735,513	(3,735,513)	(2,000,000)
Net income	—	—	—	—	—	25,848,333	2,181,172	28,029,505

Ending balances	20,030,276	$2,003	$43,758,199	1,356,595	$(1,654,075)	$36,091,772	$—	$78,197,899

Three months ended March 31, 2011	Common stock		Additional paid-in Capital	Treasury stock		Retained earnings	Non-controlling interest	Total stockholders equity
	Shares	Dollars		Shares	Dollars
Beginning balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847
Distribution to non-controlling interest in consolidated joint venture	—	—	—	—	—	—	(2,436,950)	(2,436,950)
Net income	—	—	—	—	—	1,607,444	2,607,079	4,214,523

Ending balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$7,772,371	$5,752,655	$54,572,420

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March, 31,
	2012	2011
Net cash provided by operating activities	$8,058,534	$5,430,993

Cash flows from investing activities:
Purchase of property and equipment	(1,022,348)	(28,172)
Proceeds from sale of joint venture, less holdback	48,675,000
Other deposits	(78,808)	(50,061)
Deposits and other costs of Silver Slipper acquisition	(2,508,500)
Deposits and other costs of Grand Victoria acquisition	—	(19,909,899)
Other	(387)	—

Net cash provided by (used in) investing activities	45,064,957	(19,988,132)

Cash flows from financing activities:
Repayment of long term debt and swap	(26,937,422)	—
Proceeds from borrowing	—	15,103,891
Distributions to non-controlling interest in consolidated joint venture	(2,587,126)	(2,436,950)
Other	—	(5,940)

Net cash provided by (used in) financing activities	(29,524,548)	12,661,001

Net increase (decrease) in cash and equivalents	23,598,943	(1,896,138)
Cash and equivalents, beginning of period	14,707,464	13,294,496

Cash and equivalents, end of period	$38,306,407	$11,398,358

	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$548,207	$10,446

Cash paid for income taxes	$342,976	$759,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit and other costs of Rising Star acquisition made through term loan	$—	$17,896,109

Loan fees	$—	$646,542

Capital expenditures financed with accounts payable	$8,141	$—

Non-cash distributions for non-controlling interest in consolidated joint venture	$999,925	$—

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 8, 2012, for the year ended December 31, 2011, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share attributable to the Company. The results of operations for the period ended March 31, 2012, are not necessarily indicative of results to be expected for the year ending December 31, 2012.

The consolidated financial statements include all our accounts and the accounts of our wholly-owned subsidiaries, including Gaming Entertainment (Indiana) LLC (“Rising Star”), Gaming Entertainment (Nevada) LLC (“Grand Lodge”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), our 50%-owned investee was jointly owned by RAM Entertainment, LLC (“RAM”), until March 30, 2012, when the sale of RAM and our interest in GEM closed, and has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation”. We accounted for the investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting until the end of the management agreement in August 2011. All material intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

In September 2011, FASB, issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The new guidance will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new guidance, we would not be required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The new guidance is effective, for us, beginning with annual and interim impairment tests performed in 2012. This new guidance currently has no impact on our financial statements.

2.	SHARE-BASED COMPENSATION

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount. The majority of the shares (600,000) will vest on June 1, 2013. The remaining shares will vest over three years, 20,001 on June 1, 2012, 20,001 on June 1, 2013, and 19,998 on June 1, 2014. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense was initially recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and will subsequently be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

We recognized stock compensation expense of $0.3 million and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At March 31, 2012 and December 31, 2011, we had deferred share-based compensation of $1.5 million and $1.8 million, respectively.

3.	VARIABLE INTEREST ENTITIES

GED. Our investment in unconsolidated joint venture was comprised of a 50% ownership interest in GED, a joint venture between us and Harrington Raceway Inc. (“HRI”). GED had a management agreement thru August 31, 2011 with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware. Under the terms of the joint venture agreement, as restructured in 2007, we received the greater of 50% of GED’s member distribution as prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract on August 31, 2011. GED was a variable interest entity due to the fact that we had limited exposure to risk of loss. Therefore, we did not consolidate, but accounted for its investment using the equity method.

The GED management contract expired in August 2011. We sold our interest in GED to HRI during the fourth quarter of 2011 and our investment in GED was $0 as of December 31, 2011.

GED had no non-operating income or expenses, is treated as a partnership for income tax reporting purposes and consequently recognizes no federal or state income tax provision. As a result, income from operations for GED is equal to its net income for each period presented, and there are no material differences between GED’s income for financial and tax reporting purposes.

GED CONDENSED STATEMENT OF INCOME INFORMATION

	March 31, 2012	March 31, 2011
Revenues	$—	$8,144,849
Net income	—	1,422,429

GEM. We directed the day-to-day operational activities of GEM that significantly impacted GEM’s economic performance, prior to the sale of our interest on March 30, 2012 and therefore, we were the primary beneficiary pursuant to the relevant portions of FASB ASC Topic 810 “Consolidation” [ASC 810-10-25 Recognition of Variable Interest Entities, paragraphs 38-39]. As such, the joint venture was a variable interest entity that was consolidated in our financial statements.

Management believed the maximum exposure to loss from our investment in GEM was $8.1 million (before tax impact) as of December 31, 2011, which was composed of our share of contract rights and our equity investment that was eliminated in consolidation. GEM had no debt or long-term liabilities. GEM’s current assets included the FireKeepers management fee receivable as of December 31, 2011. Long-term assets included $7.9 million in contract rights as of December 31, 2011.

An unaudited summary of GEM’s operations follows:

GEM CONDENSED BALANCE SHEET INFORMATION

	March 31, 2012	December 31, 2011
Current assets	$—	$2,457,133
Long-term assets	—	7,915,754
Current liabilities	—	90,104

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	March 31, 2012	March 31, 2011
Revenues	$5,340,398	$6,364,242
Net income	4,362,345	5,214,159

4.	CONTRACT RIGHTS

Contract rights were comprised of the following as of March 31, 2012 and December 31, 2011:

2012	Cost	Accumulated Amortization	Disposal	Net
FireKeepers project, initial cost	$4,155,213	$(1,582,938)	$(2,572,275)	$—
FireKeepers project, additional	13,210,373	(5,503,093)	(7,707,280)	—

	$17,365,586	$(7,086,031)	$(10,279,555)	$—

2011	Cost	Accumulated amortization	Disposal	Net
FireKeepers project, initial cost	$4,155,213	$(1,434,539)	$—	$2,720,674
FireKeepers project, additional	13,210,373	(5,058,442)	—	8,151,931

	$17,365,586	$(6,492,981)	$—	$10,872,605

Amortization commenced on these additional contract rights at the opening date of the FireKeepers Casino over the management contract period (seven years). Of the remaining contract rights, $7.5 million were sold with our interest in GEM, to the FireKeepers Development Authority, (“FDA”) on March 30, 2012, and the remaining $2.8 million were expensed.

5.	NOTE RECEIVABLE, TRIBAL GOVERNMENTS

We have a note receivable related to advances made to, or on behalf of, Nambé Pueblo to fund tribal operations and development expenses related to a potential casino project. Repayment of this note is conditioned upon the development of the project, and ultimately, the successful operation of the casino. Subject to such condition, our agreements with the Nambé Pueblo tribe provide for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development, and the actual operation itself.

As of March 31, 2012, and December 31, 2011, note receivable from tribal governments were as follows:

	March 31, 2012	December 31, 2011
Contractual (stated) amount of Nambé Pueblo note receivable	$661,600	$661,600

Estimated fair value of Nambé Pueblo note receivable	$—	$—

In the first quarter of 2008, we received notice that the Nambé Pueblo tribal council had effectively terminated the business relationship with Full House. The development agreement between us and the Nambé Pueblo provides that we are entitled to recoup its advances from future gaming revenues, even if we do not ultimately develop the project. We are in discussions with the Nambé Pueblo and the developer to determine the method and timing of the reimbursement of our advances to date of $0.7 million. Management is currently engaged in assisting the Nambé Pueblo in the process of obtaining financing to develop a small casino or slot parlor addition to their existing travel center. The financing process has proceeded more slowly than expected and in light of current economic conditions and credit market weaknesses, there can be no assurance that a facility will ever open or that we will receive all, or any, payment on the note receivable. With due consideration to the foregoing factors, management fully reserved the value of the note receivable from the Nambé Pueblo to $0 and recognized the impairment of the note receivable during the third quarter of 2011.

6.	GOODWILL & OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Stockman’s casino operation and the Rising Star Casino Resort. Goodwill is $5.8 million for Stockman’s and $1.6 million for Rising Star as of March 31, 2012 and December 31, 2011. Our review of goodwill associated with the purchase of Stockman’s as of September 30, 2011, resulted in a $4.5 million impairment of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.25 times. Our review of goodwill as of March 31, 2012, resulted in approximately a 19% excess of estimated fair value over the carrying value of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.25 times. These calculations, which are subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s and the Rising Star, although there is always some uncertainty in key assumptions including projected future earnings growth.

We acquired the Rising Star Casino Resort on April 1, 2011 for approximately $19.0 million in cash and $33.0 million drawn from our Credit Agreement with Wells Fargo (as discussed in Note 7). The goodwill of $1.6 million is the excess purchase price over the assets purchased.

	Three months ended March 31, 2012
	Balance at beginning of the period	Changes during the period	Balance at end of the period
Stockman’s Goodwill	$5,808,520	$—	$5,808,520
Rising Star Goodwill	1,647,198	—	1,647,198

Goodwill, net of accumulated impairment losses	$7,455,718	$—	$7,455,718

	Three months ended March 31, 2011
	Balance at beginning of the period	Changes during the period	Balance at end of the period
Stockman’s Goodwill	$10,308,520	$—	$10,308,520
Rising Star Goodwill	—	—	—

Goodwill, net of accumulated impairment losses	$10,308,520	$—	$10,308,520

Other Intangible Assets:

Other intangible assets, net consist of the following:

	March 31, 2012 (unaudited)
	Estimated Life (years)	Gross Carrying Value	Cumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangibles assets:
Player Loyalty Program—Rising Star	3	$1,700,000	$(566,668)	$—	$1,133,332
Wells Fargo Bank Loan Fees	5	2,614,438	(924,336)	(1,690,102)	—
Non-amortizing intangible assets:
Gaming License-GEI—Rising Star	Indefinite	9,900,000	—	—	9,900,000
Gaming Licensing Costs	Indefinite	516,807	—	—	516,807
Trademarks	Indefinite	28,920	—	387	29,307

		$14,760,165	$(1,491,004)	$(1,689,715)	$11,579,446

	December 31, 2011
	Estimated Life (years)	Gross Carrying Value	Cumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangibles assets:
Player Loyalty Program—Rising Star	3	$1,700,000	$(425,000)	$—	$1,275,000
Nevada State Bank Loan Fees	15	218,545	(218,545)	—	—
Wells Fargo Bank Loan Fees	5	2,614,438	(715,946)	—	1,898,492
Non-amortizing intangible assets:
Gaming License-GEI—Rising Star	Indefinite	9,900,000	—	—	9,900,000
Gaming Licensing Costs	Indefinite	484,676	—	32,131	516,807
Trademarks	Indefinite	26,889	—	2,031	28,920

		$14,944,548	$(1,359,491)	$34,162	$13,619,219

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

Loan Fees

Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. Loan fees incurred for Nevada State Bank resulted from the credit facility to purchase Stockman’s Casino in 2007. In March 2011, the credit facility with Nevada State Bank was terminated and the amortization of the loan fees was accelerated. We recognized amortization expense of $0.2 million during the first quarter of 2011 as a result of the termination. On October 29, 2010, we entered into a Credit Agreement with Wells Fargo Bank, N.A. In December 2010, we entered into a Commitment Increase Agreement to increase the funds available under the Credit Agreement. Loan fees related to the Wells Fargo debt were $2.6 million and were to be amortized over the five-year term of the loan. The aggregate amortization was $0.9 million and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively. We paid off the remaining $25.3 million in debt, which consisted of $24.8 of our existing long term debt and $0.5 million due on the Swap, related to the Credit Agreement with Wells Fargo as of March 30, 2012 and therefore expensed the net remaining loan fees of $1.7 million, after the necessary amortization expense through March 30, 2012.

Gaming License

Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which is subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. The value of $9.9 million of the Rising Star gaming license was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable. We reviewed existing gaming licenses as of December 31, 2011 and recognized a write down of $0.03 million related to gaming licensing costs pertaining to a former director, who is no longer affiliated with the organization and $0.02 million related to costs for a new license to be obtained.

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

Current & Future Amortization

We amortize definite-lived intangible assets, including player loyalty program and loan fees, over their estimated useful lives. The aggregate amortization expense was $0.4 million and $0.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Total amortization expense for intangible assets for the years ending March 31, 2013 and March 2014 are anticipated to be approximately $0.6 million each year, which represents the amortization on the remaining Rising Star player loyalty program costs.

7.	LONG-TERM DEBT

At March 31, 2012 and December 31, 2011, long-term debt consists of the following:

	2012	2011
Long-term debt, net of current portion:
Term loan agreement, $33.0 million on October 29, 2010, maturing June 30, 2016, interest greater of 1 month LIBOR, or 1.5%, plus margin [4.5%-5.5%], LIBOR rates and margins are adjusted quarterly. (7.0% during the quarter ended March 31, 2012). Paid in full March 30, 2012.	$—	$26,400,000
Swap agreement, $20.0 million on January 7, 2011, effective April 1, 2011, maturing April 1, 2016, interest received based on 1 month LIBOR, and paid at a fixed rate of 1.9% through August 31, 2011. The swap was re-designated in September 2011 with interest to be received at the greater of 1.5% or 1 month LIBOR, and paid at a fixed rate of 3.06% until maturity. (average net settlement rates during the quarter ended March 31, 2012 were 1.56%). Terminated effective March 30, 2012.		537,422
Less current portion	—	(4,950,000)

	$—	$21,987,422

Credit Agreement with Wells Fargo. In 2010, we, as borrower, entered into a Credit Agreement, as amended, (the “Credit Agreement”) with the financial institutions listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, as collateral agent for the Secured Parties (as defined in the Credit Agreement), as security trustee for the Lenders, as Letters of Credit Issuer and as Swing Line Lender. The funds available under the original Credit Agreement as of March 31, 2011 were $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.

The initial funding date of the Credit Agreement occurred March 31, 2011, when we borrowed $33.0 million on the term loan which was used to fund our acquisition of Grand Victoria Casino & Resort in Rising Sun, Indiana on April 1, 2011. In August 2011, the property was renamed the Rising Star Casino Resort (“Rising Star”).

On March 30, 2012, we used a portion of the proceeds from the sale of our interest in GEM to pay off our remaining outstanding debt of $25.3 million, which consisted of $24.8 of our existing long term debt and $0.5 million due on the Swap, and to extinguish the credit facility and related interest-rate hedge.

We paid interest under the Credit Agreement at either the Base Rate or the LIBOR Rate set forth in the Credit Agreement which calculated a rate and then applied an applicable margin based on a leverage ratio. The leverage ratio was defined as the ratio of total funded debt as of such date to adjusted EBITDA for the four consecutive fiscal quarter periods most recently ended for which financial statements were available. The Base Rate was defined as, on any day, the greatest of (a) Wells Fargo’s prime rate in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus one and one half percent (1.50%) and (c) the One Month LIBOR Rate for such day (determined on a daily basis as set forth in the Credit Agreement) plus one and one-half percent (1.50%). The applicable margin on the Base Rate calculation ranged from 3.5% to 4.5%. LIBOR Rate was defined as a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.50% and (2) the rate per annum referred to as the BBA (British Bankers Association) LIBOR RATE divided by (b) one minus the reserve requirement set forth in the Credit Agreement for such loan in effect from time to time. The applicable margin on the LIBOR Rate calculation ranged from 4.5% to 5.5%. We elected to use the LIBOR rate and for the three and twelve months ended March 31, 2012 and December 31, 2011, respectively, the rate charged was 7.0%.

We had the ability to make optional prepayments under the term loan but could not re-borrow the principal of the term loan after payment. We made an additional $1.7 million payment to Wells Fargo on January 30, 2012 and paid the remaining $25.3 million debt in full on March 30, 2012, which consisted of $24.8 of our existing long term debt and $0.5 million due on the Swap, using part of the proceeds from the sale of our interest in GEM. We were also required to make mandatory prepayments under the Credit Agreement if certain events were to occur. The events included: GEM receiving any buy-out, termination fee or similar payment related to FireKeepers; or we sold or otherwise disposed of certain prohibited assets in any single transaction or series of related transactions and the net proceeds of such sale or other disposition which exceed $0.1 million; we issued or incurred any indebtedness for borrowed money, including indebtedness evidenced by notes, bonds, debentures or other similar instruments, issued or sold any equity securities or received any capital contribution from any other source; or we received any net insurance proceeds or net condemnation proceeds which exceed $0.3 million. The mandatory repayments were subject to certain exceptions as specified in the Credit Agreement.

Loss on Extinguishment of Debt

Upon the early $24.8 million repayment and termination of our existing long term debt on March 30, 2012, we recorded a non-cash charge to expense for the remaining unamortized loan fees of $1.7 million and loan administrative fees.

8.	DERIVATIVE INSTRUMENTS

We were subject to interest rate risk to the extent we borrowed against credit facilities with variable interest rates as described above. We had potential interest rate exposure with respect to the $33.0 million original outstanding balance on our variable rate term loan. During January 2011, we reduced its exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A., which became effective on April 1, 2011. The Swap contract exchanged a floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying $20.0 million notional amount. The interest payments under the Swap were settled on a net basis.

On September 1, 2011, we amended and restated the Swap. All prior terms and conditions related to the Swap remained the same, with the exception of the floating rate payable by Wells Fargo on the Swap. The re-designated Swap was not designated as a hedge for accounting purposes under ASC Topic 815, “Derivatives and Hedging.” We continued to recognize the derivative as a liability on the balance sheet, included in long-term debt. Effective March 30, 2012 the Swap was terminated, and $0.5 million was paid, which reflected the fair value on that date, therefore, we no longer recognized the derivative as a liability on the balance sheet in long-term debt. Prior to the pay-off of the swap, the derivative was marked to fair value and the adjustment of the derivative was recognized as income during the first quarter of 2012.

During the three months ended March 31, 2012, we paid interest on the hedged portion of the debt ($18.0 million) at an average net rate of 8.56% and paid interest on the non-hedged portion of the debt ($13.0 million) at a rate of 7.0%. The weighted average cash interest rate paid on the debt was 8.16%, including swap interest and loan interest. On March 30, 2012, a $0.5 million final payment was made on the Swap, and it was terminated.

The following table presents the historical fair value of the interest rate swaps recorded in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

				Fair Value of Liability
Original Notional Amount at April 1 2011	Notional Balance at December 31, 2011	Notional Balance at March 31, 2012	Original Net Settlement Rate	March 31, 2012	December 31, 2011	Original Maturity Date
$20,000,000	$18,000,000	—	1.56%	—	537,422	April 1, 2016

Fair Value

Fair value approximated the amount we would have paid if these contracts were settled at the respective valuation dates. Fair value was recognized based on estimates provided by Wells Fargo, which were based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instruments and other market conditions, and therefore, was subject to significant estimation and a high degree of variability and fluctuation between periods. The fair value was adjusted, to reflect the impact of our credit ratings or the credit ratings of the counterparties, as applicable. These adjustments resulted in a reduction in the fair values as compared to their settlement values.

The net effect of our floating-to-fixed interest rate swap resulted in an increase in interest expense of $0.07 million for the three months ended March 31, 2012, as compared to the contractual rate of the underlying hedged debt for the period. During the three months ended March 31, 2012, due to the derivative not being designated as a hedging instrument, we recognized a gain on the change in the fair value of the swap of $8,472.

9.	SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three months ended March 31, 2012 and 2011. The casino operation segments include the Rising Star Casino Resort’s operation in Rising Sun, Indiana, the Grand Lodge Casino operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development/management segment includes costs associated with casino development and management projects and the Michigan and Delaware joint ventures. The Corporate segment includes our general and administrative expenses.

Selected statement of operations data for the three months ended March 31:

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2012
Revenues	$4,886,253	$22,630,217	$5,809,870	$—	$33,326,340
Selling, general and administrative expense	1,567,543	5,017,010	136,386	1,839,689	8,560,628
Depreciation and amortization	241,691	1,028,166	593,052	2,386	1,865,295
Operating gains	—	—	40,762,005	—	40,762,005
Operating income (loss)	357,886	2,062,303	45,811,271	(1,907,959)	46,323,501
Net income (loss) attributable to Company	233,636	(1,037,974)	30,108,806	(3,456,135)	25,848,333

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2011
Revenues	$1,979,985	$—	$6,364,242	$—	$8,344,227
Selling, general and administrative expense	461,963	—	152,240	1,039,505	1,653,708
Depreciation and amortization	238,815	—	593,196	19,733	851,744
Operating gains	—	—	1,519,897	—	1,519,897
Operating income (loss)	283,978	—	7,138,702	(1,591,046)	5,831,634
Net income (loss) attributable to Company	187,507	—	2,608,873	(1,188,936)	1,607,444

Selected balance sheet data as of March 31, 2012 and December 31, 2011:

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2012
Total assets	$17,317,864	$54,765,451	$5,009	$34,066,023	$106,154,347
Property and equipment, net	7,216,895	31,377,574	—	20,354	38,614,823
Goodwill	5,808,520	1,647,198	—	—	7,455,718
Liabilities	3,079,200	9,825,693	—	15,051,555	27,956,448

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2011
Total assets	$18,488,888	$54,923,492	$13,192,504	$8,013,057	$94,617,941
Property and equipment, net	7,350,840	31,296,224	—	21,219	38,668,283
Goodwill	5,808,520	1,647,198	—	—	7,455,718
Liabilities	4,604,218	9,649,198	102,709	24,816,772	39,172,897

10.	COMMITMENTS

On March 30, 2012, we entered into a Membership Interest Purchase Agreement (“Silver Slipper Agreement”) with Silver Slipper Casino Venture, LLC to acquire all of the outstanding membership interest of the entity operating the Silver Slipper Casino in Bay St. Louis, Mississippi. The purchase price is $70.0 million, exclusive of estimated cash, net working capital balances, fees and expenses and other adjustments as customary, as of the closing date. The Silver Slipper Agreement provides for a closing by January 31, 2013, which may be extended under certain circumstances. The closing is subject to the completion of financing, licensing, and other customary conditions, therefore there can be no assurance that the conditions to closing will be satisfied.

On March 30, 2012, we deposited $2.5 million in escrow related to the potential Silver Slipper acquisition, which is recorded in long-term deposits on our balance sheet. The Silver Slipper Casino features almost 1,000 slots, 26 tables, a poker room, three restaurants and two bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi. We plan to fund the acquisition of the Silver Slipper Casino with a new credit facility and cash on hand. We anticipate having firm financing commitments for the total amount required in May 2012 and regulatory approvals to accommodate a closing in the third quarter of 2012, although the transaction is subject to several contingencies and may not occur.

11.	SUBSEQUENT EVENTS

On May 2, 2012 we obtained financing commitments for new credit facilities totaling $75.0 million which will be used to fund our acquisition of the Silver Slipper Casino in Hancock County, Mississippi. The financing will consist of a $55.0 million first lien credit facility and a $20.0 million second lien facility. Capital One N.A. will serve as administrative agent for the first lien facility and Summit Partners Credit Advisors will serve as administrative agent for the second lien facility. The expected weighted average cash interest cost of the facilities will be approximately 8%. The funding of the new credit facilities are subject to documentation and other customary conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in six sections:

•	Overview

•	Results of continuing operations

•	Liquidity and capital resources

•	Off-balance-sheet arrangements

•	Seasonality

•	Regulation and taxes

•	Critical accounting estimates and policies

Overview

We own, develop, manage, and/or invest in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and our long-term strategy has been to transition to primarily an operating company and to drive revenues from owned operations rather than management fees.

Specifically, we own and operate the Rising Star Casino in Rising Sun, Indiana, Stockman’s Casino in Fallon, Nevada and the Grand Lodge Casino in Incline Village, Nevada. We have a management agreement with the Pueblo of Pojoaque in Santa Fe, New Mexico, which became effective September 2011. On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August, the property was renamed Rising Star Casino Resort (“Rising Star”). In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. Our management and related agreements related to the Buffalo Thunder Casino and Resort became effective on September 23, 2011. As of September 1, 2011, we own the operating assets of the Grand Lodge Casino, and have a 5-year lease with Hyatt Equities LLC for the casino space in the Hyatt Regency Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we were the primary beneficiary and, therefore, consolidated GEM in our consolidated financial statements. On March 30, 2012 we sold our interest in GEM and the FireKeepers management agreement to the FireKeepers Development Authority (“FDA”) for $48.8 million. GEM had a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term. Until August 31, 2011, we were a non-controlling 50%-investor in Gaming

Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED had a 15 year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

On March 30, 2012, we, along with our 50% joint venture partner RAM, entered into an Equity Purchase Agreement (‘the GEM Sale Agreement”) and closed on the $97.5 million sale of our limited liability company interests in GEM and the FireKeepers management agreement to the FDA, $48.8 million to RAM and $48.8 million to us. The gross proceeds were paid, less a $0.2 million holdback amount which the FDA will use to satisfy any liabilities arising before the sale date which are paid subsequently, or to satisfy any indemnification obligations of us and RAM under the sale agreement. The holdback receivable, less any amounts used to satisfy such liabilities, will be paid to RAM and us on December 31, 2012 in equal amounts. The FDA paid $48.7 million to us and also $48.6 to RAM, on March 30, 2012, which reflected the deduction of the hold back amount split between RAM and us and $0.03 million of buyer transaction expenses deducted from RAM’s portion.

In addition to the $97.5 million, the FDA will pay RAM and us an amount equal to the management fee that would have been earned under the management agreement for April 2012, which is defined as the ‘wind up fee’ less $0.5 million, which will be split between RAM and us. As of March 31, 2012 we had an FDA receivable of $1.3 million, which represents our share of the March 2012 management fee of $0.7 million and $0.6 million for our share of the estimated wind-up fee. The wind up fee should be received in late May 2012, but may not be the amount we have estimated, therefore the gain on sale may be adjusted when the amounts are received. We used a portion of the sale proceeds to pay-off our remaining outstanding debt of $25.3 million to Wells Fargo, which consisted of $24.8 of our existing long term debt and $0.5 million due on the Swap, and to extinguish the credit facility and related interest-rate hedge. The Credit Agreement, which was scheduled to mature on June 30, 2016, was terminated without the incurrence of any early termination penalties or fees.

Our gain on the sale of joint venture, related to the sale of our interest in GEM, was $40.8 million and calculated as follows (in millions):

Gross proceeds, before $0.1 million holdback receivable	$48.8
Plus: Estimated ‘wind up’ fee for April 2012, net of $0.03 million deduction	0.5

49.3
Less: Net basis of contract rights expensed	(2.8)
Less: Our interest in joint venture	(5.7)

Gain on sale of joint venture	$40.8

On March 30, 2012, we entered into a Membership Interest Purchase Agreement (“Silver Slipper Agreement”) with Silver Slipper Casino Venture, LLC to acquire all of the outstanding membership interest of the entity operating the Silver Slipper Casino in Bay St. Louis, Mississippi. The purchase price is $70.0 million, exclusive of estimated cash, net working capital balances, fees and expenses and other adjustments as customary, as of the closing date. The Silver Slipper Agreement provides for a closing by January 31, 2013, which may be extended under certain circumstances. The closing is subject to the completion of financing, licensing, and other customary conditions. There can be no assurance that the conditions to closing will be satisfied.

Management believes the acquisition of the Silver Slipper Casino is consistent with our long-stated growth strategy and will create long-term shareholder value. The Silver Slipper Casino, which opened in November 2006, is on the far west end of the Mississippi Gulf Coast (22 miles west of Gulfport, 34 miles from Biloxi) and is approximately one hour (56 miles) from New Orleans (versus 90mi/1.5hrs to the Beau Rivage). The property has 37,000 square feet of gaming space, almost 1,000 slot and video poker machines, 26 table games, a poker room and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

The Gulf Coast is one of the country’s largest gaming markets; and its proximity to southern Louisiana, Alabama, Mississippi and the Florida Panhandle – as well as ample non-gaming amenities and a seasonal draw – make the market attractive.

We will fund the acquisition of the Silver Slipper Casino with a new credit facility and cash on hand. On May 2, 2012 we obtained financing commitments for new credit facilities totaling $75.0 million which will be used to fund our acquisition. The financing will consist of a $55.0 million first lien credit facility and a $20.0 million second lien facility. The funding of the new credit facilities are subject to documentation and other customary conditions. We anticipate having regulatory approvals to accommodate a closing in the third quarter of 2012, although the transaction is subject to several contingencies and may not occur.

Results of continuing operations

A significant portion of our revenue has been generated from our management agreements with the FireKeepers Casino in Michigan, the Harrington Casino in Delaware, and Buffalo Thunder in New Mexico. The Delaware agreement expired on August 31, 2011. The Michigan agreement ended March 30, 2012, with the sale of our interest in GEM and the New Mexico agreement ends in September 2014. There can be no assurance that the New Mexico management agreement will be extended. Additionally, our 2011 and 2012 results of continuing operation were significantly impacted by our newly acquired Rising Star Casino Resort on April 1, 2011 and Grand Lodge Casino on September 1, 2011.

For the three months ended March 31, 2012 and 2011, our revenues from the FireKeepers management agreement were $5.3 million and $6.4 million, respectively, which represents a significant amount of our total annual operating income. Management fees represented 17.4% and 76.3% of total revenues for the years ended March 31, 2012 and 2011, respectively, as we have executed our strategy to transition to primarily an operating company and drive revenue from owned operations rather than management fees. Management plans to fund the acquisition of the Silver Slipper Casino with a new credit facility and cash on hand and we expect the potential acquisition to close in the third quarter of this year. Management believes the impact of the lost revenues from the sale of its interest in GEM and the FireKeepers management contract will be diminished if the acquisition of the Silver Slipper Casino closes as expected, as well as a full year of operations at the Rising Star and Grand Lodge.

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Revenues. For the three months ended March 31, 2012, total revenues increased $25.0 million as compared to 2011, primarily due to the acquisition of the Rising Star and the Grand Lodge, as well as $0.5 million of Buffalo Thunder management and success fees and a $0.1 million, or 6.4%, increase in Stockman’s casino revenue. For the three months ended March 31, 2012, the Rising Star’s and Grand Lodge’s operating revenues were $22.6 million and $2.8 million, respectively. The increase in revenues was offset by a $1.0 million, or 16.1% decrease in FireKeepers management fees. Our management agreement with the Buffalo Thunder Casino & Resort became effective September 2011. Stockman’s revenue increase is primarily due to increased slot win over the prior year period.

Operating costs and expenses. For the three months ended March 31, 2012, total operating costs and expenses increased $23.7 million, as compared to 2011, primarily due to the acquisition of the Rising Star and Grand Lodge. For the three months ended March 31, 2012, the Rising Star’s and Grand Lodge’s operating costs and expenses were $20.6 million and $ 2.9 million, respectively.

Project development costs. For the three months ended March 31, 2012, project development costs decreased $0.4 million or 81.8%, as compared to 2011, primarily due to acquisition expenses for the Rising Star and Grand Lodge in the prior year. For the three months ended March 31, 2012 project development costs included $0.03 million in costs related to the Silver Slipper Casino potential acquisition.

Selling, general and administrative expense. For the three months ended March 31, 2012, selling, general and administrative expenses increased $6.9 million as compared to 2011 primarily due to the acquisition of the Rising Star and the Grand Lodge. For the three months ended March 31, 2012, the Rising Star’s and Grand Lodge’s selling, general and administrative expenses were $5.0 million and $1.1 million, respectively. Selling, general and administrative expenses increased at the corporate level by $0.8 million, or 77.0% primarily due to stock compensation expense of $0.3 million related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements and increased incentive compensation costs.

Operating gains (losses). For the three months ended March 31, 2012, operating gains increased by $39.2 million consisting primarily of the gain on sale of the joint venture of $40.8 million, related to the sale of our interest in GEM, offset by a $1.5 million decrease in equity in net income of unconsolidated joint venture. The GED management contract was terminated August 2011, as discussed in Note 3 to the consolidated financial statements.

Other income (expense). For the three months ended March 31, 2012, other expense increased by $2.2 million, primarily due to a $1.7 million loss on extinguishment of debt related to the write-off of the Wells Fargo loan costs, due to the payoff of the debt which is discussed in Note 7 to the consolidated financial statements. Other expense also increased due to $0.7 million of interest expense in the current year period related to long term debt which was funded March 31, 2011, when we borrowed $33.0 million on the term loan to fund our acquisition of the Grand Victoria Casino.

Income taxes. For the three months ended March 31, 2012, the estimated effective annual income tax rate applied for the current year period is approximately 38%, compared to 47% for the same period in 2011. The lower tax rate in the current year period was primarily due to the $40.8 million gain on sale of joint venture, related to the sale of our interest in GEM, which is only subject to federal tax. There is no allowance on the deferred tax asset of $0.7 million as of March 31, 2012, and management believes the deferred tax asset is fully realizable.

Noncontrolling interest. For the three months ended March 31, 2012, the net income attributable to non-controlling interest in consolidated joint venture decreased by $0.4 million, or 16.3%. The decrease is attributable to the net income in GEM of $4.4 million as compared to the prior year’s net income of $5.2 million, 50% of which is the non-controlling interest portion. GEM’s decreased net income was primarily due to $1.0 million, or 17.8%, lower operating income which was related to lower management fees in the current year, offset by $0.2 million, or 35.4% in lower state taxes, caused by a lower effective state income tax rate. The lower tax rate was due to GEM’s change in tax filing status during the second quarter of 2011, from filing as a stand-alone entity to filing unitarily with Full House Resorts, Inc. Previously, GEM filed as a stand-alone partnership, with all of its receipts subject to the Michigan Business Tax. Including GEM in Full House Resorts’ tax reporting resulted in a reduction of receipts apportioned to Michigan.

Liquidity and capital resources

Economic conditions and related risks and uncertainties

The United States and the world has experienced a widespread and severe economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, northern Nevada and New Mexico. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. Prior to March 30, 2012, our operations included the FireKeepers Casino in Michigan, and prior to September 1, 2011, our operations included the Harrington Casino in Delaware. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including its access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Rising Star Casino Resort, Grand Lodge Casino, Stockman’s Casino and Buffalo Thunder management agreement are currently our primary source of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ended on August 31, 2011 and our interest in GEM and the management agreement for the FireKeepers Casino was sold March 30, 2012 to the FDA for $48.8 million. There can be no assurance that the Buffalo Thunder management agreement will be extended.

Rising Star Casino Resort is one of three riverboat casinos located on the Ohio River in southeastern Indiana. Its closest competitor is the Hollywood Casino, approximately a twenty minute drive, which is larger with 150,000 square feet of casino space, 3,200 slots and electronic table games and over 88 table games from a $335.0 million expansion program completed in June 2009. To the south is the Belterra Casino, approximately thirty minutes away, with 1,550 slot machines and 41 table games. Ohio has recently authorized legalized gambling with one casino being developed in Cincinnati and two proposed racinos are nearby. Each of these facilities is within the general market of Rising Star and will provide competition to our operations there. While Kentucky has limited legal gaming, the cities of Lexington and Louisville are within the market of the Rising Star and there is a possibility that Kentucky will expand legalized gaming in the near future.

On a consolidated basis, cash provided by operations in the first quarter of 2012 increased $2.6 million over the prior year period primarily due to the addition of the Rising Star and Grand Lodge operations. Cash provided by investing activities increased $65.1 million from the prior year period primarily due to the $48.7 million of proceeds from the sale of our interest in GEM, offset by $2.5 million in deposits and other costs related to the potential Silver Slipper acquisition and the $19.9 million of deposits and other costs of the Grand Victoria acquisition in the prior year. Cash used in financing activities increased $42.2 million primarily due to the $26.9 million repayment of long term debt and the swap liability. As of March 31, 2012, we had approximately $38.3 million in cash.

Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, taxes and possibly funding any negative cash flow of our casino operations as well as potential acquisitions.

In October 2011, the Rising Sun/Ohio County First, Inc. (RSOCF) and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 100-room hotel on land currently owned by us at our Rising Star Casino Resort. In December 2011, the City of Rising Sun Planning Commission denied an amendment to a previously issued Planned Unit Development (PUD), which would have allowed the development of the hotel. We are currently reviewing and exploring alternative options.

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

Banking Relationships

On October 29, 2010, we, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. On December 17, 2010, we entered into a Commitment Increase Agreement and related Assignment Agreements with Wells Fargo and certain lenders under the Credit Agreement (the “Commitment”). The Commitment increased the funds available under the Credit Agreement from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million. All other terms of the Credit Agreement remained materially unchanged by the Commitment.

The initial funding date of the Credit Agreement occurred March 31, 2011 when we borrowed $33.0 million on the term loan which was used to fund our acquisition of the Grand Victoria Casino. The purchase occurred on April 1, 2011. The Credit Agreement was secured by substantially all of our assets. Our wholly-owned subsidiaries guaranteed the obligations under the Credit Agreement. We paid off the remaining $25.3 million remaining debt related to the Wells Fargo Credit Agreement on March 30, 2012, which consisted of $24.8 of our existing long term debt and $0.5 million due on the Swap, from proceeds from the sale of our interest in GEM and the FireKeepers management agreement.

On March 30, 2012, we deposited $2.5 million in escrow related to the potential Silver Slipper acquisition, which is recorded in long-term deposits on our balance sheet. The Silver Slipper Casino features almost 1,000 slots, 26 tables, a poker room, three restaurants and two bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi. We will fund the acquisition of the Silver Slipper Casino with a new credit facility and cash on hand. On May 2, 2012 we obtained financing commitments for new credit facilities totaling $75.0 million which will be used to fund our acquisition. The financing will consist of a $55.0 million first lien credit facility and a $20.0 million second lien facility. The funding of the new credit facilities are subject to documentation and other customary conditions. We anticipate having regulatory approvals to accommodate a closing in the third quarter of 2012, although the transaction is subject to several contingencies and may not occur.

In March 2011, we opened Federal Deposit Insurance (“FDIC”) insured noninterest bearing accounts with Wells Fargo. As of March 31, 2012, we had $27.4 million in insured noninterest bearing accounts. Bankrate.com’s Safe & Sound® service rated Wells Fargo Financial, NA in Las Vegas, NV a “4 Star” as of December 31, 2011, which is defined as a “sound” ranking of relative financial strength and stability. As of March 31, 2012, we held $0.8 million in an FDIC insured noninterest bearing account with Nevada State Bank (NSB). NSB is a subsidiary of Zion’s Bancorporation.

FireKeepers Casino

GEM, our FireKeepers Casino joint venture through March 30, 2012, had the exclusive right to provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions were paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. On December 2, 2010, the FireKeepers Development Authority entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM was to perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services did not exceed $0.2 million in total.

On February 17, 2012, GEM signed a letter of intent with the FireKeepers Development Authority, (the “Authority”) to propose terms of a potential sale of GEM’s management rights and responsibilities under the current management agreement and allow the FireKeepers casino to become self-managed by the Authority, in return for $97.5 million. The sale closed March 30, 2012 and effectively terminated the existing management agreement, which was scheduled to run through August 2016. We used a portion of the proceeds to pay-off our remaining outstanding debt. We will receive a wind-up fee equivalent to what our management fee would have been for the month of April.

Other projects

Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations.

We continue to actively investigate, individually and with partners, new business opportunities. Management believes we will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.

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

The gaming industry represents a significant source of tax revenues to state governments. From time to time, various federal or state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations and cash flows.

Critical accounting estimates and policies

We describe our critical accounting estimates and policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2011. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2011. There has been no significant change in our critical accounting estimates or policies since the end of 2011.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:

•	our growth strategies;

•	our development and potential acquisition of new facilities, including the Silver Slipper Casino;

•	successful integration of acquisitions, including the Silver Slipper Casino;

•

risks related to development and construction activities; including weather, labor, supply and other unforeseen interruptions, including development of hotel or other amenities in conjunction with the Silver Slipper Casino and Rising Star Casino Resort;

•	anticipated trends in the gaming industries;

•	patron demographics;

•	general market and economic conditions;

•	access to capital and credit, including our ability to finance future business requirements, including obtaining financing for the Silver Slipper acquisition;

•	the availability of adequate levels of insurance;

•	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or added types of gaming legislation, regulations and taxes;

•	ability to obtain and maintain gaming and other governmental licenses, including licenses and approvals from the Mississippi Gaming Commission;

•	regulatory approvals;

•

competitive environment, including increased competition from existing and new jurisdictions, such as Ohio, Illinois, Kentucky, Louisiana and Mississippi and new forms of gaming such as internet gaming;

•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risks emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecasted in any forward-looking statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — On April 1, 2011, we acquired Rising Star Casino Resort. With respect to this acquisition Management has assessed the effectiveness of the newly acquired property’s internal controls, and has deemed the controls over financial reporting to be effective as of March 31, 2012.

On September 1, 2011, we acquired the operational assets of Grand Lodge Casino. Management is currently continuing its assessment of the effectiveness of the newly acquired property’s internal controls. The Company has a period of one year from the respective acquisition date to complete its assessment of effectiveness of the internal controls of newly acquired operations and to take the required actions to ensure that adequate internal controls and procedures are in place.

Upon completion of our assessment of the effectiveness of the internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in our interim report Form 10-Q for the quarter ending September 30, 2012 about whether or not our internal control over financial reporting related to the Grand Lodge Casino acquisition was effective as of the corresponding reporting period, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There have been no other changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 5. Other Information.

The 2012 annual meeting of the stockholders of Full House Resorts, Inc. (the “Company”) was held on May 2, 2012. Items of business set forth in the Company’s proxy statement filed with the Securities and Exchange Commission on March 27, 2012 that were voted on and approved are as follows:

(1) Election of Directors:

	Votes
Nominee	For	Withheld	Broker Non-Vote
Kenneth R. Adams	8,052,538	300,689	8,136,842
Carl G. Braunlich	8,052,237	300,989	8,136,842
Kathleen M. Caracciolo	8,052,138	301,089	8,136,842
Andre M. Hilliou	6,778,032	1,575,195	8,136,842
Lee A. Iacocca	6,766,366	1,586,861	8,136,842
Mark J. Miller	6,776,321	1,576,906	8,136,842

(2) Ratification of Piercy Bowler Taylor & Kern, as the Company’s independent registered public accounting firm for 2012:

For	Against	Abstain	Broker Non-Vote
16,381,155	104,602	3,962	—

PART II - OTHER INFORMATION

Item 6. Exhibits

2.1	Equity Purchase Agreement dated March 30, 2012 by and among Full House Resorts, Inc.; Firekeepers Development Authority, an unincorporated instrumentality and political subdivision of the Nottawaseppi Huron Band of Potawatomi Indians; RAM Entertainment, LLC and Robert A. Mathewson. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission. †

2.2	Membership Interest Purchase Agreement by and between the Sellers named therein, Full House Resorts, Inc. and Silver Slipper Casino Venture LLC, dated as of March 30, 2012 (Incorporated by reference to Exhibit 2.01 to Full House Resorts, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2012). Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Certain parts of this document have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from this document has been separately filed with the SEC. Each redacted portion of this document is indicated by a “[***]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information to the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 8, 2012	By:	/s/ MARK J. MILLER
Mark J. Miller
Chief Financial Officer and Chief Operating Officer
(on behalf of the Registrant and as principal financial officer)