Form 10-Q
period 2012-06-30
FULL HOUSE RESORTS INC
filed 2012-08-09
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 8, 2012, there were 18,679,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$27,902,802	$14,707,464
Accounts receivable, net of allowance for doubtful accounts of $1,042,062 and $1,158,013	2,319,097	4,865,195
Prepaid expenses	4,381,285	2,486,975
Deferred tax asset	738,273	750,580
Deposits and other	424,466	404,171
	35,765,923	23,214,385

Property and equipment, net of accumulated depreciation of $13,562,931 and $11,080,559	37,525,795	38,668,283

Long-term assets related to tribal casino projects
Note receivable, net of allowance of $661,600 and $661,600	--	--
Contract rights, net of accumulated amortization of $0 and $6,492,981	--	10,872,605
	--	10,872,605
Other long-term assets
Goodwill	7,455,718	7,455,718
Intangible assets, net of accumulated amortization of $708,333 and $425,000	11,747,409	11,720,727
Long-term deposits	2,720,920	142,114
Loan fees, net of accumulated amortization of $0 and $934,491	--	1,898,492
Deferred tax asset	432,486	645,617
	22,356,533	21,862,668
	$95,648,251	$94,617,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,779,507	$1,613,819
Income tax payable	6,583,316	2,409,612
Accrued player club points and progressive jackpots	1,823,235	1,750,981
Accrued payroll and related	3,414,391	4,033,866
Other accrued expenses	2,789,323	2,427,197
Current portion of long-term debt	--	4,950,000
	16,389,772	17,185,475
Long-term debt, net of current portion	--	21,987,422
	16,389,772	39,172,897
Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,036,276 and 20,030,276 shares issued	2,004	2,003
Additional paid-in capital	44,086,299	43,447,798
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings	36,824,251	8,507,926
	79,258,479	50,303,652
Non-controlling interest in consolidated joint venture	--	5,141,392
	79,258,479	55,445,044
	$95,648,251	$94,617,941
See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Casino	$25,352,136	$23,212,583	$51,067,608	$24,753,635
Food and beverage	1,414,983	1,373,777	2,741,811	1,786,360
Hotel	135,387	207,173	250,896	207,173
Management fees	399,899	5,912,434	6,209,768	12,276,676
Other operations	538,094	418,203	896,756	444,552
	27,840,499	31,124,170	61,166,839	39,468,396
Operating costs and expenses Casino	14,551,368	13,011,458	29,322,095	13,533,914
Food and beverage	1,409,446	1,366,867	2,584,469	1,839,641
Hotel	148,490	180,707	292,924	180,707
Other operations	1,337,261	1,268,607	2,488,949	1,268,607
Project development and acquisition costs	173,890	86,059	270,939	617,867
Selling, general and administrative	7,712,379	6,989,450	16,273,007	8,643,158
Depreciation and amortization	1,522,570	2,052,141	3,387,865	2,903,885
	26,855,404	24,955,289	54,620,248	28,987,779
Operating gains
Gain on sale of joint venture	438,084	--	41,200,089	--
Equity in net income of unconsolidated joint venture, and related guaranteed payments	--	693,709	--	2,189,031
Unrealized losses on notes receivable, tribal governments	--	(32,439)	--	(7,864)
	438,084	661,270	41,200,089	2,181,167
Operating income	1,423,179	6,830,151	47,746,680	12,661,784
Other income (expense)
Interest expense	--	(917,844)	(733,150)	(1,128,478)
Gain (loss) on derivative instrument	--	(350,343)	8,472	(350,343)
Other income (expense), net	1,900	(1,889)	5,665	(1,502)
Loss on extinguishment of debt	--	--	(1,719,269)	--
Other income (expense), net	1,900	(1,270,076)	(2,438,282)	(1,480,323)
Income before income taxes	1,425,079	5,560,075	45,308,398	11,181,461
Income tax expense	692,600	1,457,134	16,546,414	2,863,997
Net income	732,479	4,102,941	28,761,984	8,317,464
Income attributable to non-controlling interest in consolidated joint venture	--	(2,706,421)	(2,181,172)	(5,313,500)

Net income attributable to the Company	$732,479	$1,396,520	$26,580,812	$3,003,964

Net income attributable to the Company per common share	$0.04	$0.08	$1.42	$0.17

Weighted-average number of common shares outstanding	18,677,081	18,223,081	18,675,372	18,115,381

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Treasury stock		Retained	Non-controlling	Total stockholders’
Six months ended June 30, 2012	Shares	Dollars	Capital	Shares	Dollars	earnings	interest	equity

Beginning balances	20,030,276	$2,003	$43,447,798	1,356,595	$(1,654,075)	$8,507,926	$5,141,392	$55,445,044
Previously deferred share-based compensation recognized	--	--	620,802	--	--	--	--	620,802
Issuance of common stock	6,000	1	17,699	--	--	--	--	17,700
Distribution to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(3,587,051)	(3,587,051)
Sale of interest in joint venture	--	--	--	--	--	1,735,513	(3,735,513)	(2,000,000)

Net income	--	--	--	--	--	26,580,812	2,181,172	28,761,984
Ending balances	20,036,276	$2,004	$44,086,299	1,356,595	$(1,654,075)	$36,824,251	--	$79,258,479

	Common stock		Additional paid-in	Treasury stock		Retained	Non-controlling	Total Stockholders’
Six months ended June 30, 2011	Shares	Dollars	Capital	Shares	Dollars	earnings	interest	equity

Beginning balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847
Issuance of share based compensation	660,000	66	(66)	--	--	--	--	--
Previously deferred share-based compensation recognized	--	--	103,470	--	--	--	--	103,470
Issuance of common stock	6,000	1	24,059	--	--	--	--	24,060
Distribution to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(5,515,700)	(5,515,700)

Net income	--	--	--	--	--	3,003,964	5,313,500	8,317,464

Ending balances	20,030,276	$2,003	$42,826,996	1,356,595	$(1,654,075)	$9,168,891	$5,380,326	$55,724,141

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June, 30,
	2012	2011

Net cash provided by (used in) operating activities	$(1,964,284)	$11,244,568

Cash flows from investing activities:
Purchase of property and equipment	(1,362,899)	(649,364)
Proceeds from sale of joint venture, less holdback	49,669,096	--
Deposits and other costs of Silver Slipper acquisition	(2,807,347)	--
Deposits and other costs of Rising Star acquisition	--	(19,514,157)
Other	(79,276)	(82,778)
Net cash provided by (used in) investing activities	45,419,574	(20,246,299)

Cash flows from financing activities:
Repayment of long term debt and swap	(26,937,422)	(1,650,000)
Proceeds from borrowing	--	15,103,891
Distributions to non-controlling interest in consolidated joint venture	(3,322,530)	(5,515,701)
Loan fees	--	(646,542)
Other	--	(36,827)
Net cash provided by (used in) financing activities	(30,259,952)	7,254,821

Net increase (decrease) in cash and equivalents	13,195,338	(1,746,910)
Cash and equivalents, beginning of period	14,707,464	13,294,496
Cash and equivalents, end of period	$27,902,802	$11,547,586

	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$547,147	$725,948
Cash paid for income taxes	$12,152,976	$2,752,118
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit and other costs of Rising Star acquisition made through term loan	$--	$17,896,109
Capital expenditures financed with accounts payable	$14,217	$--
Purchases of property and equipment financed with prior year deposit	$--	$5,000,000
Non-cash distributions for non-controlling interest in consolidated joint venture	$279,374	$--

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 8, 2012, for the year ended December 31, 2011, from which the balance sheet information as of that date was derived. The results of operations for the period ended June 30, 2012, are not necessarily indicative of results to be expected for the year ending December 31, 2012.

The consolidated financial statements include all our accounts and the accounts of our wholly-owned subsidiaries, including Gaming Entertainment (Indiana) LLC (“Rising Star”), Gaming Entertainment (Nevada) LLC (“Grand Lodge”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), our 50%-owned investee was jointly owned by RAM Entertainment, LLC (“RAM”), until March 30, 2012, when the sale of RAM and our interest in GEM closed, and was consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation”.  We accounted for the investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting until the end of the management agreement in August 2011. All material intercompany accounts and transactions have been eliminated.

2.	SHARE-BASED COMPENSATION

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) will vest on June 1, 2013.  The remaining shares have a three year vesting schedule as follows:  20,001 vested on June 1, 2012, 20,001 will vest on June 1, 2013 and 19,998 on June 1, 2014.  Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense will be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

We recognized stock compensation expense of $0.6 million and $0.1 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At June 30, 2012 and December 31, 2011, we had deferred share-based compensation of $1.2 million and $1.8 million, respectively.

3.	VARIABLE INTEREST ENTITIES

GED.  Our investment in unconsolidated joint venture was comprised of a 50% ownership interest in GED, a joint venture between us and Harrington Raceway Inc. (“HRI”). GED had a management agreement through August 31, 2011 with Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware.  Under the terms of the joint venture agreement, as restructured in 2007, we received the greater of 50% of GED’s member distribution as prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract on August 31, 2011.  GED was a variable interest entity due to the fact that we had limited exposure to risk of loss. Therefore, we did not consolidate, but accounted for its investment using the equity method.

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

GED CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$--	$1,471,184	$--	$3,032,728

Net income	--	1,332,095	--	2,754,524

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

Management believed the maximum exposure to loss from our investment in GEM was $8.1 million (before tax impact) as of December 31, 2011, which was composed of our share of contract rights and our equity investment that was eliminated in consolidation.  GEM had no debt or long-term liabilities.  GEM’s current assets of $2.5 million included the FireKeepers management fee receivable as of December 31, 2011.  Long-term assets included $7.9 million in contract rights as of December 31, 2011.

An unaudited summary of GEM’s operations follows:

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$--	$5,912,434	$5,340,398	$12,276,676
Net income	--	5,412,841	4,362,345	10,627,000

4.	CONTRACT RIGHTS

Contract rights were comprised of the following as of June 30, 2012 and December 31, 2011:

2012	Cost	Accumulated Amortization	Disposal	Net
FireKeepers project, initial cost	$4,155,213	$(1,582,938)	$(2,572,275)	$--
FireKeepers project, additional	13,210,373	(5,503,093)	(7,707,280)	--
	$17,365,586	$(7,086,031)	$(10,279,555)	$--

2011	Cost	Accumulated amortization	Disposal	Net
FireKeepers project, initial cost	$4,155,213	$(1,434,539)	$--	$2,720,674
FireKeepers project, additional	13,210,373	(5,058,442)	--	8,151,931
	$17,365,586	$(6,492,981)	$--	$10,872,605

Amortization over the management contract period (seven years) commenced on these additional contract rights at the opening date of the FireKeepers Casino. Of the remaining contract rights, $7.5 million were sold with our interest in GEM, to the FireKeepers Development Authority (“FDA”) on March 30, 2012, and the remaining $2.8 million were expensed.

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

Management fully reserved the value of the note receivable from the Nambé Pueblo to $0 and recognized the impairment of the note receivable during the third quarter of 2011, as collectability is unlikely in the judgment of management.

6.	GOODWILL & OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with Stockman’s and Rising Star operations. Goodwill is $5.8 million for Stockman’s and $1.6 million for Rising Star as of June 30, 2012 and December 31, 2011.  Our review of goodwill as of June 30, 2012, resulted in approximately a 18% excess of estimated fair value over the carrying value of Stockman’s goodwill and related assets using a market approach considering an earnings multiple of 6.25 times. These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s and the Rising Star, although there is always some uncertainty in key assumptions including projected future earnings growth.

We acquired the Rising Star on April 1, 2011 for approximately $19.0 million in cash and $33.0 million drawn from our Credit Agreement with Wells Fargo (as discussed in Note 7). The goodwill of $1.6 million is the excess purchase price over the assets purchased.

Other Intangible Assets:

Other intangible assets, net consist of the following:

	June 30, 2012 (unaudited)

	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / Disposals	Intangible Assets, Net
Amortizing Intangibles assets:
Player Loyalty Program - Rising Star	3	$1,700,000	$(708,333)	$-	$991,667
Wells Fargo Bank Loan Fees	5	2,614,438	(924,336)	(1,690,102)	-
Capital One Bank Loan Fees	3	165,265			165,265
Non-amortizing intangible assets:
Gaming License-GEI - Rising Star	Indefinite	9,900,000	-	-	9,900,000
Gaming License- Silver Slipper Casino Venture, LLC	Indefinite	142,081	-	-	142,081
Gaming Licensing Costs - Nevada	Indefinite	516,807	-	1	516,808
Trademarks	Indefinite	28,920	-	2,668	31,588
		$15,067,511	$(1,632,669)	$(1,687,433)	$11,747,409

	December 31, 2011

	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Assets, Net
Amortizing Intangibles assets:
Player Loyalty Program - Rising Star	3	$1,700,000	$(425,000)	$--	$1,275,000
Nevada State Bank Loan Fees	15	218,545	(218,545)	--	--
Wells Fargo Bank Loan Fees	5	2,614,438	(715,946)	--	1,898,492

Non-amortizing intangible assets:
Gaming License-GEI - Rising Star	Indefinite	9,900,000	--	-	9,900,000
Gaming Licensing Costs	Indefinite	484,676	--	32,131	516,807
Trademarks	Indefinite	26,889	--	2,031	28,920
		$14,944,548	$(1,359,491)	$34,162	$13,619,219

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

Loan Fees

Loan fees incurred and paid as a result of debt instruments were accumulated and amortized over the term of the related debt, based on an effective interest method.  Loan fees incurred for Nevada State Bank resulted from the credit facility to purchase Stockman’s Casino in 2007.  In March 2011, the credit facility with Nevada State Bank was terminated and the amortization of the loan fees was accelerated.  We recognized amortization expense of $0.2 million during the first quarter of 2011 as a result of the termination. On October 29, 2010, we entered into a Credit Agreement with Wells Fargo Bank, N.A.  In December 2010, we entered into a Commitment Increase Agreement to increase the funds available under the Wells Fargo Credit Agreement.  Loan fees related to the Wells Fargo debt were $2.6 million and were to be amortized over the five-year term of the loan.  The aggregate amortization was $0.0 million and $0.2 million for the three and six months ended June 30, 2012 and $0.2 million and $0.4 million for the three and six months ended June 30, 2011, respectively.  We paid off the remaining $25.3 million in debt, which consisted of $24.8 of our existing long term debt and $0.5 million due on the interest rate swap agreement (“Swap”) related to the Credit Agreement with Wells Fargo as of March 30, 2012 and therefore expensed the net remaining loan fees of $1.7 million, after the necessary amortization expense in the first quarter of 2012.  We incurred $0.2 million related to obtaining the First Lien Credit Agreement with Capital One, NA, as administrative agent (“Capital One Credit Agreement”), as discussed in Note 7 to the consolidated financial statements.

Gaming License

Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of $9.9 million of the Rising Star gaming license was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We reviewed existing gaming licenses as of December 31, 2011 and recognized a write down of $0.03 million related to gaming licensing costs pertaining to a former director, who is no longer affiliated with the organization and $0.02 million related to costs for a new license to be obtained. We incurred $0.1 million in costs related to pursing a Mississippi gaming license for the purchase of  all of the outstanding membership interest of Silver Slipper Casino Venture, LLC and the Silver Slipper Casino (“Silver Slipper”).

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

Current & Future Amortization

We amortize definite-lived intangible assets, including player loyalty program and loan fees, over their estimated useful lives.  The aggregate amortization expense was $0.1 million and $0.2 million for the three months ended and $0.5 million and $0.4 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Total amortization expense for intangible assets for the years ending June 2013 and June 2014 are anticipated to be approximately $0.6 million and $0.4 million, respectively, which represents the amortization on the remaining Rising Star player loyalty program costs, but does not include the amortization for the Capital One Bank loan fees, as these cannot be estimated at this time.

7.             LONG-TERM DEBT

At June 30, 2012 and December 31, 2011, long-term debt consists of the following:

	2012	2011
Long-term debt, net of current portion:
Term loan agreement, $33.0 million on October 29, 2010, maturing June 30, 2016, interest greater of 1 month LIBOR, or 1.5%, plus margin [4.5%-5.5%], LIBOR rates and margins are adjusted quarterly. (7.0% during the quarter ended March 31, 2012). Paid in full March 30, 2012.	$--	$26,400,000
Swap agreement, $20.0 million on January 7, 2011, effective April 1, 2011, maturing April 1, 2016, interest received based on 1 month LIBOR, and paid at a fixed rate of 1.9% through August 31, 2011. The swap was re-designated in September 2011 with interest to be received at the greater of 1.5% or 1 month LIBOR, and paid at a fixed rate of 3.06% until maturity. (average net settlement rates during the quarter ended March 31, 2012 were 1.56%). Terminated effective March 30, 2012.	--	537,422
Less current portion	--	(4,950,000)
	$--	$21,987,422

Credit Agreement with Wells Fargo. In 2010, we, as borrower, entered into a Credit Agreement, as amended, (the “Wells Fargo Credit Agreement”) with the financial institutions listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, as collateral agent for the Secured Parties (as defined in the Wells Fargo Credit Agreement), as security trustee for the Lenders, as Letters of Credit Issuer and as Swing Line Lender. The funds available under the original Wells Fargo Credit Agreement as of March 31, 2011 were $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.

The initial funding date of the Wells Fargo Credit Agreement occurred March 31, 2011, when we borrowed $33.0 million on the term loan which was used to fund our acquisition of Grand Victoria Casino & Resort in Rising Sun, Indiana on April 1, 2011. In August 2011, the property was renamed the Rising Star Casino Resort (“Rising Star”).  On March 30, 2012, we used a portion of the proceeds from the sale of our interest in GEM to pay off our remaining outstanding debt of $25.3 million, which consisted of $24.8 of our existing long term debt and $0.5 million due on the Swap, and to extinguish the credit facility and related interest-rate hedge.

Loss on Extinguishment of Wells Fargo Debt. Upon the early $24.8 million repayment and termination of our existing long term debt on March 30, 2012, we recorded a non-cash charge to expense for the remaining unamortized loan fees of $1.7 million and loan administrative fees.

Credit Agreement with Capital One. On June 29, 2012, we entered into the Capital One Credit Agreement.  The Capital One Credit Agreement provides for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  The $50.0 million term loan will be drawn under the Capital One Credit Agreement and used to purchase the outstanding membership interest of Silver Slipper Casino Venture, LLC and the Silver Slipper.  The acquisition and initial funding of the Capital One Credit Agreement is expected to occur early in the fourth quarter of 2012.  On or prior to the initial funding date, the Capital One Credit Agreement will be secured by substantially all of our assets and therefore, our subsidiaries will guarantee our obligation under the agreement.

Once funding occurs, we will pay interest at either the Base Rate or LIBOR as set forth in the Capital One Credit Agreement.  The Base Rate means, on any day, the greatest of (a) the prime rate (as published in the Wall Street Journal) in effect on such day, (b) the Federal Funds Rate in effect on the business day prior to such day plus 0.50% and (c) the One Month LIBOR for such day (determined on a daily basis as set forth in the Capital One Credit Agreement) plus 1.00%.  LIBOR means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the Capital One Credit Agreement for such loan in effect from time to time.

The Capital One Credit Agreement contains customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business.  The negative covenants are subject to certain changes of control.

On April 17, 2012, we received a commitment from Summit Partners Credit Advisors LP to provide at least $20.0 million in a Senior Secured Second Lien Credit Facility for the acquisition of the Silver Slipper Casino Venture, LLC.

The closing of the Silver Slipper acquisition and the initial funding of the Capital One Credit Agreement are subject to the satisfaction of certain conditions precedent, including, among other things the receipt of all applicable gaming approvals and the closing of our committed $20.0 million second lien credit facility. We anticipate having regulatory approvals to accommodate a closing near the beginning of the fourth quarter of 2012, although the transaction is subject to several contingencies and may not occur.

8.             DERIVATIVE INSTRUMENTS

We were subject to interest rate risk to the extent we borrowed against credit facilities with variable interest rates as described above.  We had potential interest rate exposure with respect to the $33.0 million original outstanding balance on our variable rate term loan.  During January 2011, we reduced our exposure to changes in interest rates by entering into an interest rate swap agreement (“Swap”) with Wells Fargo Bank, N.A., which became effective on April 1, 2011.  The Swap contract exchanged a floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying $20.0 million notional amount.  The interest payments under the Swap were settled on a net basis.

Effective March 30, 2012 the Swap was terminated, and $0.5 million was paid, which reflected the fair value on that date, therefore, we no longer recognized the derivative as a liability on the balance sheet in long-term debt. Prior to the pay-off of the Swap, the derivative was marked to fair value and the adjustment of the derivative was recognized as income during the first quarter of 2012.

During the first quarter of 2012, we paid interest on the hedged portion of the debt ($18.0 million) at an average net rate of 8.56% and paid interest on the non-hedged portion of the debt ($13.0 million) at a rate of 7.0%.  The weighted average cash interest rate paid on the debt was 8.16%, including Swap interest and loan interest.

The net effect of our floating-to-fixed interest rate swap resulted in an increase in interest expense of $0.07 million during the first quarter of 2012, as compared to the contractual rate of the underlying hedged debt for the period.

9.             SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three and six months ended June 30, 2012 and 2011. The casino operation segments include the Rising Star’s operation in Rising Sun, Indiana, the Grand Lodge Casino operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, and the Michigan and Delaware joint ventures. The Corporate segment includes our general and administrative expenses.

 Selected statement of operations data for the three months ended June 30:

		Casino
	Casino Operations	Operations	Development/
	Nevada	Mid-west	Management	Corporate	Consolidated
2012
Revenues	$5,179,224	$22,261,377	$399,898	$--	$27,840,499
Selling, general and administrative expense	1,569,599	4,644,795	--	1,497,985	7,712,379
Depreciation and amortization	246,693	1,273,862	--	2,015	1,522,570
Operating gains	--	--	438,084	--	438,084
Operating income (loss)	722,701	1,536,388	748,564	(1,584,474)	1,423,179
Net income (loss) attributable to Company	475,649	1,450,433	(150,200)	(1,043,403)	732,479

		Casino
	Casino Operations	Operations	Development/
	Nevada	Mid-west	Management	Corporate	Consolidated
2011
Revenues	$2,021,239	$23,190,637	$5,912,294	$--	$31,124,170
Selling, general and administrative expense	484,098	5,203,444	130,958	1,170,950	6,989,450
Depreciation and amortization	236,135	1,220,183	593,147	2,676	2,052,141
Operating gains	--	--	661,270	--	661,270
Operating income (loss)	255,590	1,984,787	5,849,459	(1,259,685)	6,830,151
Net income (loss) attributable to Company	168,773	470,033	2,426,110	(1,668,396)	1,396,520

Selected statement of operations data for the six months ended June 30:

		Casino
	Casino Operations	Operations	Development/
	Nevada	Mid-west	Management	Corporate	Consolidated
2012
Revenues	$10,065,477	$44,891,594	$6,209,768	$--	$61,166,839
Selling, general and administrative expense	3,137,142	9,661,805	136,386	3,337,674	16,273,007
Depreciation and amortization	488,384	2,302,028	593,052	4,401	3,387,865
Operating gains	--	--	41,200,089	--	41,200,089
Operating income (loss)	1,080,587	3,598,691	46,559,835	(3,492,433)	47,746,680
Net income (loss) attributable to Company	709,285	412,459	29,958,606	(4,499,538)	26,580,812

		Casino
	Casino Operations	Operations	Development/
	Nevada	Mid-west	Management	Corporate	Consolidated
2011
Revenues	$4,001,078	$23,190,637	$12,276,681	$--	$39,468,396
Selling, general and administrative expense	946,062	5,203,444	283,197	2,210,455	8,643,158
Depreciation and amortization	474,950	1,220,183	1,186,343	22,409	2,903,885
Operating gains	--	--	2,181,167	--	2,181,167
Operating income (loss)	539,421	1,984,787	12,988,307	(2,850,731)	12,661,784
Net income (loss) attributable to Company	356,184	470,033	5,035,078	(2,857,331)	3,003,964

Selected balance sheet data as of June 30, 2012 and December 31, 2011:

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2012
Total assets	$17,229,790	$54,907,011	$4,896	$23,506,554	$95,648,251
Property and equipment, net	7,113,172	30,394,284	--	18,339	37,525,795
Goodwill	5,808,520	1,647,198	--	--	7,455,718
Liabilities	2,270,447	7,994,324		6,125,001	16,389,772

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2011
Total assets	$18,488,888	$54,923,492	$13,192,504	$8,013,057	$94,617,941
Property and equipment, net	7,350,840	31,296,224	--	21,219	38,668,283
Goodwill	5,808,520	1,647,198	--	--	7,455,718
Liabilities	4,604,218	9,649,198	102,709	24,816,772	39,172,897

10.	COMMITMENTS

On March 30, 2012, we entered into a Membership Interest Purchase Agreement (“Silver Slipper Agreement”) with Silver Slipper Casino Venture, LLC to acquire all of the outstanding membership interest of the entity operating the Silver Slipper in Bay St. Louis, Mississippi. The purchase price is $70.0 million, exclusive of estimated cash, net working capital balances, fees and expenses and other adjustments as customary, as of the closing date. The Silver Slipper Agreement provides for a closing by January 31, 2013, which may be extended under certain circumstances and is subject to regulatory approvals and other customary conditions. On March 30, 2012, we deposited $2.5 million in escrow related to the potential Silver Slipper acquisition, which is recorded in long-term deposits on our balance sheet.

The Silver Slipper features almost 1,000 slots, 26 tables, a poker room, three restaurants and two bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.  We plan to fund the acquisition of the Silver Slipper with two new credit facilities and cash on hand.

On June 29, 2012, we entered into a First Lien Credit Agreement with Capital One, NA, as administrative agent.  The Capital One Credit Agreement provides for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  The $50.0 million term loan will be drawn under the Capital One Credit Agreement and used to purchase the outstanding membership interest of Silver Slipper Casino Venture, LLC and the Silver Slipper.  The acquisition and initial funding of the Capital One Credit Agreement is expected to occur early during the fourth quarter of 2012.

On April 17, 2012, we received a commitment from Summit Partners Credit Advisors LP to provide at least $20.0 million in a Senior Secured Second Lien Credit Facility for the acquisition of Silver Slipper Casino Venture LLC.

The closing of the Silver Slipper acquisition and the initial funding of the Capital One Credit Agreement are subject to the satisfaction of certain conditions precedent, including, among other things the receipt of all applicable gaming approvals and the closing of our committed $20.0 million second lien credit facility. We anticipate having regulatory approvals to accommodate a closing near the beginning of the fourth quarter of 2012, although the transaction is subject to several contingencies and may not occur.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

●	Overview
●	Results of continuing operations
●	Liquidity and capital resources
●	Off-balance-sheet arrangements
●	Seasonality
●	Regulation and taxes
●	Critical accounting estimates and policies
Overview

We own, develop, manage, and/or invest in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and our long-term strategy has been to transition to primarily an operating company and to drive revenues from owned operations rather than management fees.

Specifically, we own and operate the Rising Star Casino Resort in Rising Sun, Indiana, Stockman’s Casino (“Stockman’s”) in Fallon, Nevada and we lease and operate the Grand Lodge Casino (“Grand Lodge”) in Incline Village, Nevada. We also have a management agreement with the Pueblo of Pojoaque in Santa Fe, New Mexico, which became effective September 23, 2011.

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August 2011, the property was renamed Rising Star Casino Resort (“Rising Star”).  In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. Our management and related agreements related to the Buffalo Thunder Casino and Resort became effective on September 23, 2011.  As of September 1, 2011, we own the operating assets of the Grand Lodge Casino, and have a 5-year lease with Hyatt Equities LLC for the casino space in the Hyatt Regency Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. Until August 31, 2011, we were a non-controlling 50%-investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED had a 15-year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we were the primary beneficiary and, therefore, consolidated GEM in our consolidated financial statements. On March 30, 2012, we, along with our 50% joint venture partner RAM, entered into an Equity Purchase Agreement (‘the GEM Sale Agreement”) and closed on the $97.5 million sale of our limited liability company interests in GEM and the FireKeepers management agreement to the FireKeepers Development Authority (“FDA”), $48.8 million to RAM and $48.8 million to us.  The gross proceeds were paid, less a $0.2 million holdback amount which the FDA will use to satisfy any liabilities arising before the sale date which are paid subsequently, or to satisfy any indemnification obligations of us and RAM under the sale agreement. The holdback receivable, less any amounts used to satisfy such liabilities, will be paid to RAM and us on December 31, 2012 in equal amounts. The FDA paid $48.7 million to us and also $48.6 to RAM, on March 30, 2012, which reflected the deduction of the hold back amount split between RAM and us and $0.03 million of buyer transaction expenses deducted from RAM’s portion. GEM had a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term.

In addition to the $97.5 million, the FDA paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012, which was defined as the ‘wind up fee’ less $0.3 million, which was split between RAM and us.  The wind up fee was received in May 2012, and was $0.4 million more than estimated at March 31, 2012; therefore the gain on sale was increased from $40.8 million to $41.2 million during the second quarter.  During the first quarter, we used a portion of the sale proceeds to pay-off our remaining outstanding debt of $25.3 million to Wells Fargo, which consisted of $24.8 of our existing long term debt and $0.5 million due on the Swap, to extinguish the credit facility and related interest-rate hedge. The Wells Fargo Credit Agreement, which was scheduled to mature on June 30, 2016, was terminated without the incurrence of any early termination penalties or fees.

Our gain on the sale of joint venture, related to the sale of our interest in GEM, was $41.2 million and calculated as follows (in millions):

Gross proceeds, before $0.1 million holdback receivable	$48.8
Plus: April 2012 ‘Wind up’ fee received, net of $0.03 million deduction	0.9
49.7
Less: Net basis of contract rights expensed	(2.8)
Less: Our interest in joint venture	(5.7)
Gain on sale of joint venture	$41.2

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

We plan to fund the acquisition of the Silver Slipper Casino (“Silver Slipper”) with two new credit facilities and cash on hand.  On June 29, 2012, we entered into a First Lien Credit Agreement (“Capital One Credit Agreement”) with Capital One, NA, as administrative agent.  The Capital One Credit Agreement provides for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  The $50.0 million term loan will be drawn under the Capital One Credit Agreement and used to purchase the outstanding membership interest of Silver Slipper Casino Venture, LLC and the Silver Slipper.  The acquisition and initial funding of the Capital One Credit Agreement is expected to occur early during the fourth quarter of 2012.

Management believes the acquisition of the Silver Slipper is consistent with our long-stated growth strategy and will create long-term shareholder value. The Silver Slipper, which opened in November 2006, is on the far west end of the Mississippi Gulf Coast (22 miles west of Gulfport, 34 miles from Biloxi) and is approximately one hour (56 miles) from New Orleans (versus 90mi/1.5hrs to the Beau Rivage). The property has 37,000 square feet of gaming space, almost 1,000 slot and video poker machines, 26 table games, a poker room and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

The Gulf Coast is one of the country’s largest gaming markets and its proximity to southern Louisiana, Alabama, Mississippi and the Florida Panhandle, as well as ample non-gaming amenities and a seasonal draw, make the market attractive.

On April 17, 2012, we received a commitment from Summit Partners Credit Advisors LP to provide at least $20.0 million in a Senior Secured Second Lien Credit Facility for the acquisition of Silver Slipper Casino Venture LLC.

 The closing of the Silver Slipper acquisition and the initial funding of the Capital One Credit Agreement are subject to the satisfaction of certain conditions precedent, including, among other things the receipt of all applicable gaming approvals and the closing of our committed $20.0 million second lien credit facility. We anticipate having regulatory approvals to accommodate a closing near the beginning of the fourth quarter of 2012, although the transaction is subject to several contingencies and may not occur.

Results of continuing operations

A significant portion of our revenue has been generated from our management agreements with the FireKeepers Casino in Michigan, the Harrington Casino in Delaware, and Buffalo Thunder in New Mexico.  The Delaware agreement expired on August 31, 2011. The Michigan agreement ended March 30, 2012, with the sale of our interest in GEM and the New Mexico agreement ends in September 2014.  There can be no assurance that the New Mexico management agreement will be extended.  Additionally, our 2012 and 2011 results of continuing operation were significantly impacted by our newly acquired Rising Star on April 1, 2011 and Grand Lodge Casino on September 1, 2011.

For the six months ended June 30, 2012 and 2011, our revenues from the FireKeepers management agreement were $5.3 million and $12.3 million, respectively, which represent a significant amount of our total annual operating income. Management fees represented 9% and 31% of total revenues for the years ended June 30, 2012 and 2011, respectively, as we have executed our strategy to transition to primarily an operating company and drive revenue from owned operations rather than management fees.  Management plans to fund the acquisition of the Silver Slipper with new first and second lien term loans and cash on hand and we expect the potential acquisition to close early in the fourth quarter of this year.  Management believes the impact of the lost revenues from the sale of its interest in GEM and the FireKeepers management contract will be diminished if the acquisition of the Silver Slipper closes as expected, as well as a full year of operations at the Rising Star and Grand Lodge.

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Revenues.  For the three months ended June 30, 2012, total revenues decreased $3.3 million (11%) as compared to 2011, primarily due to a $5.9 million decrease in FireKeepers management fees, offset by $0.4 million of Buffalo Thunder management fees which commenced in September 2011. The lower FireKeepers management fees are due to the sale of our interest in GEM and the FireKeepers Management agreement which closed March 30, 2012.  The decrease in management fees was offset by a $2.1 million (9%) increase in casino revenues which is primarily attributable to the lease of the Grand Lodge on September 1, 2011.  For the three months ended June 30, 2012, Grand Lodge’s casino revenues were $3.2 million, offset by $1.0 million and $0.1 million in lower Rising Star and Stockman’s casino revenues, respectively.  The lower Rising Star casino revenues were due to both lower slot and table games revenue caused by a decline in both volume as well as lower table game win percentages in the current year period.

Operating costs and expenses.   For the three months ended June 30, 2012, total operating costs and expenses increased $1.9 million (8%), as compared to 2011, primarily due to a $1.5 million (12%) increase in casino expenses and a $0.7 million (10%) increase in selling, general and administrative costs, offset by a $0.5 million (26%) decrease in depreciation and amortization.  The increase in casino expenses is primarily attributable to the lease of the Grand Lodge on September 1, 2011.  For the three months ended June 30, 2012, Grand Lodge’s casino expenses were $1.7 million, offset by $0.1 million (1%) in lower Rising Star casino expenses.  The lower Rising Star casino expenses are primarily related to lower gaming taxes in the current year period.  The lower depreciation and amortization is related to the sale of the Michigan gaming rights on March 30, 2012. The discussion related to the increase in selling, general and administrative costs is below.

Project development and acquisition costs.  For the three months ended June 30, 2012, project development costs increased $0.1 million (102%), as compared to 2011, primarily due to acquisition expenses for the Silver Slipper in the current year period.

Selling, general and administrative expense.  For the three months ended June 30, 2012, selling, general and administrative expenses increased $0.7 million (10%) as compared to 2011 primarily due to the lease and operation of the Grand Lodge.  For the three months ended June 30, 2012, the Grand Lodge’s selling, general and administrative expenses were $1.1 million, offset by $0.6 million (11%) in lower selling, general and administrative expenses at Rising Star due to lower marine operating costs. Selling, general and administrative expenses also increased at the corporate level by $0.3 million, (28%) primarily due to stock compensation expense of $0.2 million related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements and costs associated with the GEM sale.

Operating gains (losses).   For the three months ended June 30, 2012, operating gains decreased by $0.2 million (33.8%) consisting primarily of the gain on sale of the joint venture of $0.4 million, related to the sale of our interest in GEM, offset by a $0.7 million decrease in equity in net income of unconsolidated joint venture.  The GED management contract was terminated August 2011, as discussed in Note 3 to the consolidated financial statements.  The $0.4 million gain on sale of joint venture was an adjustment to the April 2012 estimated wrap-up fee and the gain on sale of our interest in GEM, which occurred during the first quarter.

Other income (expense).   For the three months ended June 30, 2012, other expense decreased by $1.3 million (100%),  primarily due to $0.9 million of interest expense and $0.4 million loss on derivative instrument in the prior year period. The interest expense and loss on derivative in the prior year period were related to long term debt which was funded March 31, 2011, when we borrowed $33.0 million on the term loan to fund our acquisition of the Rising Star.  On March 30, 2012, we used a portion of the proceeds from the sale of our interest in GEM to pay off our remaining outstanding debt of $25.3 million, as discussed in note 7 to the consolidated financial statements.

Income taxes.  For the three months ended June 30, 2012, the estimated effective annual income tax rate applied for the current year period is approximately 49%, compared to 51% for the same period in 2011.  The higher tax rate in the prior year period was primarily due to a higher state tax rate in Michigan.  There is no allowance on the current deferred tax asset of $0.7 million and the long-term deferred tax asset of $0.4 million as of June 30, 2012, and management believes the deferred tax assets are fully realizable.

Noncontrolling interest.  For the three months ended June 30, 2012, the net income attributable to non-controlling interest in consolidated joint venture decreased by $2.7 million, as we no longer own the 50% interest in GEM, effective March 30, 2012.

    Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Revenues.  For the six months ended June 30, 2012, total revenues increased $21.7 million (55%) as compared to 2011, primarily due to the acquisition of the Rising Star and the lease and operations of the Grand Lodge, as well as $0.8 million of Buffalo Thunder management and success fees and a $0.1 million (2%), increase in Stockman’s casino revenue.  For the six months ended June 30, 2012, the Rising Star’s and Grand Lodge’s operating revenues were $44.9 million and $6.0 million, respectively.  The prior year period also included three months of Rising Star operating revenues of $23.2 million.  Stockman’s revenue increase is primarily due to increased slot win over the prior year period. The increase in revenues was offset by a $6.9 million (57%) decrease in FireKeepers management fees.  Our management agreement with the Buffalo Thunder Casino & Resort became effective September 2011.

Operating costs and expenses.   For the six months ended June 30, 2012, total operating costs and expenses increased $25.6 million (88%), as compared to 2011, primarily due to the acquisition of the Rising Star and Grand Lodge.  For the six months ended June 30, 2012, the Rising Star’s and Grand Lodge’s operating costs and expenses were $41.4 million and $5.8 million, respectively.  The prior year period also included three months of Rising Star operating expenses of $21.2 million.  The increases were offset by a $0.3 million (56.3%) decrease in project development and acquisition costs, explained below.

Project development and acquisition costs.  For the six months ended June 30, 2012, project development costs decreased $0.3 million (56%), as compared to 2011, primarily due to $0.5 million of acquisition expenses for the Rising Star in the prior year.  For the three months ended June 30, 2012 project development costs included $0.1 million in costs related to the Silver Slipper potential acquisition.

Selling, general and administrative expense.  For the six months ended June 30, 2012, selling, general and administrative expenses increased $7.6 million (88%) as compared to 2011 primarily due to the acquisition of the Rising Star and the Grand Lodge.  For the six months ended June 30, 2012, the Rising Star’s and Grand Lodge’s selling, general and administrative expenses were $9.7 million and $2.2 million, respectively. The prior year period also included three months of Rising Star selling, general and administrative expenses of $5.2 million.  Selling, general and administrative expenses increased at the corporate level by $1.1 million (51%) primarily due to stock compensation expense of $0.5 million related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements and a $0.4 million increase in incentive compensation, primarily due to the sale of our interest in GEM, and a $0.2 million increase in Delaware franchise taxes, related to a larger number of authorized shares.

Operating gains (losses).   For the six months ended June 30, 2012, operating gains increased by $39.0 million consisting primarily of the gain on sale of the joint venture of $41.2 million, related to the sale of our interest in GEM, offset by a $2.2 million decrease in equity in net income of unconsolidated joint venture.  The GED management contract was terminated August 2011, as discussed in Note 3 to the consolidated financial statements.

Other income (expense).   For the six months ended June 30, 2012, other expense increased by $1.0 million (65%),  primarily due to a $1.7 million loss on extinguishment of debt related to the write-off of the Wells Fargo loan costs, due to the payoff of the debt which is discussed in Note 7 to the consolidated financial statements, offset by a $0.4 million (35%) decrease in interest expense and a $0.4 million (102%) decrease in the loss on derivative instrument related to long term debt which was funded March 31, 2011, when we borrowed $33.0 million on the term loan to fund our acquisition of the Rising Star.

Income taxes.  For the six months ended June 30, 2012, the estimated effective annual income tax rate applied for the current year period is approximately 38%, compared to 49% for the same period in 2011.  The lower tax rate in the current year period was primarily due to the $41.2 million gain on sale of joint venture, related to the sale of our interest in GEM, which is only subject to federal tax.  There is no allowance on the current deferred tax asset of $0.7 million and the long-term deferred tax asset of $0.4 million as of June 30, 2012, and management believes the deferred tax assets are fully realizable.

Noncontrolling interest.  For the six months ended June 30, 2012, the net income attributable to non-controlling interest in consolidated joint venture decreased by $3.1 million (59%), as the current year non-controlling interest only represents the first quarter’s 50% interest in GEM. Our interest in GEM was sold effect March 30, 2012.

Liquidity and capital resources

Economic conditions and related risks and uncertainties

The United States and the world has experienced a widespread and severe economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, northern Nevada and New Mexico and are expected to include the Gulf Coast when we close on the acquisition of the Silver Slipper. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. Prior to March 30, 2012, our operations included the FireKeepers Casino in Michigan, and prior to September 1, 2011, our operations included the Harrington Casino in Delaware. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Rising Star, Grand Lodge Casino, Stockman’s Casino and Buffalo Thunder management agreement are currently our primary sources of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ended on August 31, 2011 and our interest in GEM and the management agreement for the FireKeepers Casino was sold on March 30, 2012. There can be no assurance that the Buffalo Thunder management agreement will be extended beyond its term, ending in September 2014.

The Rising Star is one of three riverboat casinos located on the Ohio River in southeastern Indiana.  Its closest competitor is the Hollywood Casino, approximately a twenty minute drive, which is larger with 150,000 square feet of casino space, 3,200 slots and electronic table games and 84 table games from a $335.0 million expansion program completed in June 2009. To the south is the Belterra Casino, approximately thirty minutes away, with 1,550 slot machines and 41 table games. Ohio has recently authorized legalized gambling with one casino being developed in Cincinnati and two proposed racinos are nearby. Each of these facilities is within the general market of Rising Star and will provide competition to our operations there. While Kentucky has limited legal gaming, the cities of Lexington and Louisville are within the market of the Rising Star and there is a possibility that Kentucky will expand legalized gaming in the near future.

On a consolidated basis, cash provided by operations in 2012 decreased $13.2 million over the prior year period primarily due to the approximately $7.2 million in taxes paid related to the gain on sale of our interest in GEM. Cash provided by investing activities increased $65.7 million from the prior year period primarily due to the $49.7 million of proceeds from the sale of our interest in GEM and the $19.5 million of deposits and other costs of the Rising Star acquisition in the prior year, offset by $2.8 million in deposits and other costs related to the potential Silver Slipper acquisition.  Cash used in financing activities increased $37.5 million from the prior year primarily due to the $26.9 million repayment of long term debt and the Swap liability.  As of June 30, 2012, we had approximately $27.9 million in cash, of which approximately $12.0 million is dedicated to on-going operations.

Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, taxes and possibly funding any negative cash flow of our casino operations as well as potential acquisitions.

In October 2011, the Rising Sun/Ohio County First, Inc. (RSOCF) and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 100-room hotel on land currently owned by us at Rising Star.  In December 2011, the City of Rising Sun Planning Commission denied an amendment to a previously issued Planned Unit Development (PUD), which would have allowed the development of the hotel.  However, on June 13, 2012, the planning commission recommended to the City Council of Rising Sun, Indiana, an approval of a revised amendment to the PUD, which was adopted by the city council on July 5, 2012. An application for approval of the detailed plan of development is pending before the planning commission on August 13, 2012. The parties have entered into a real estate sale agreement for RSOCF to purchase approximately 3.0 acres of land on which the hotel will be developed for $30,000 per acre with a closing to follow the final approvals for the project. Construction is expected to commence in the fourth quarter of 2012 and the hotel is expected to open in 2013. We believe that the added hotel room inventory in proximity to the casino facility will favorably impact revenues and visitor counts.

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

Banking Relationships

On October 29, 2010, we, as borrower, entered into a Credit Agreement (the “Wells Fargo Credit Agreement”) with Wells Fargo Bank, N.A. On December 17, 2010, we entered into a Commitment Increase of the Wells Fargo Credit Agreement and a related Assignment Agreement increasing the loan commitment from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.

The initial funding date of the Wells Fargo Credit Agreement occurred March 31, 2011 when we borrowed $33.0 million on the term loan which was used to fund our acquisition of the Rising Star. The purchase occurred on April 1, 2011. The Wells Fargo Credit Agreement was secured by substantially all of our assets. We paid off the remaining $25.3 million remaining debt related to the Wells Fargo Credit Agreement on March 30, 2012, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the Swap, from proceeds from the sale of our interest in GEM and the FireKeepers management agreement.

On March 30, 2012, we deposited $2.5 million in escrow related to the potential Silver Slipper acquisition, which is recorded in long-term deposits on our balance sheet.  The Silver Slipper features almost 1,000 slots, 26 tables, a poker room, three restaurants and two bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

We plan to fund the $70.0 million acquisition of the Silver Slipper with two new credit facilities and cash on hand.  On June 29, 2012, we entered into a First Lien Credit Agreement with Capital One, NA, as administrative agent.  The Capital One Credit Agreement provides for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  The $50.0 million term loan will be drawn under the Capital One Credit Agreement and used to purchase the outstanding membership interest of Silver Slipper Casino Venture, LLC and the Silver Slipper.  On April 17, 2012, we received a commitment from Summit Partners Credit Advisors LP to provide at least $20.0 million in a Senior Secured Second Lien Credit Facility.  The funding of the new credit facilities are subject to documentation and other customary conditions. We anticipate having regulatory approvals to accommodate a closing early in the fourth quarter of 2012, although the transaction is subject to several contingencies and may not occur.

In March 2011, we opened Federal Deposit Insurance (“FDIC”) insured noninterest bearing accounts with Wells Fargo.  As of June 30, 2012, we had $17.6 million in insured noninterest bearing accounts. Bankrate.com’s Safe & Sound® service rated Wells Fargo Financial, NA in Las Vegas, NV a “4 Star” as of March 31, 2012, which is defined as a “sound” ranking of relative financial strength and stability.  As of June 30, 2012, we held $0.4 million in an FDIC insured noninterest bearing account with Nevada State Bank (NSB). NSB is a subsidiary of Zion’s Bancorporation.

FireKeepers Casino

GEM, our FireKeepers Casino joint venture through March 30, 2012, had the exclusive right to provide casino management services to the Michigan Tribe in exchange for a management fee, after certain other distributions were paid to the Tribe, of 26% of net revenues (defined effectively as net income before management fees) for seven years which commenced upon the opening of the FireKeepers Casino on August 5, 2009. On December 2, 2010, the FDA entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which includes development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements.  GEM was to perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services did not exceed $0.2 million in total.  On May 22, 2012, we signed an amendment to the hotel consulting services agreement with the FDA stating we agree to assume the GEM agreement for a fixed monthly amount of $12,500 per month and specific reimbursable expenses for June through November, 2012.

On February 17, 2012, GEM signed a letter of intent with the FDA to propose terms of a potential sale of GEM’s management rights and responsibilities under the current management agreement and allow the FireKeepers casino to become self-managed by the FDA, in return for $97.5 million.  The sale closed March 30, 2012 and effectively terminated the existing management agreement, which was scheduled to run through August 2016.  We used a portion of the proceeds to pay-off our remaining outstanding debt.  We received a $1.2 million wind-up fee equivalent to what our management fee would have been for the month of April 2012.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:

●	our growth strategies;
●	our development and potential acquisition of new facilities, including the Silver Slipper;
●	successful integration of acquisitions, including the Silver Slipper;
●
risks related to development and construction activities; including weather, labor, supply and other unforeseen interruptions, including development of hotel or other amenities in conjunction with the Silver Slipper and Rising Star;

●	anticipated trends in the gaming industries;
●	patron demographics;
●	general market and economic conditions;
●	access to capital and credit, including our ability to finance future business requirements, including obtaining financing for the Silver Slipper acquisition;
●	the availability of adequate levels of insurance;

●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or added types of gaming legislation, regulations and taxes;
●	ability to obtain and maintain gaming and other governmental licenses, including licenses and approvals from the Mississippi Gaming Commission;
●	regulatory approvals;
●
competitive environment, including increased competition from existing and new jurisdictions, such as Ohio, Illinois, Kentucky, Louisiana and Mississippi and new forms of gaming such as internet gaming;

●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting —On September 1, 2011, we acquired the operational assets of Grand Lodge Casino.  Management is currently continuing its assessment of the effectiveness of the newly acquired property’s internal controls.  The Company has a period of one year from the acquisition date to complete its assessment of effectiveness of the internal controls of newly acquired operations and to take the required actions to ensure that adequate internal controls and procedures are in place. Upon completion of our assessment of the effectiveness of the internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in our interim report Form 10-Q for the quarter ending September 30, 2012 about whether or not our internal control over financial reporting related to the Grand Lodge Casino acquisition was effective as of the corresponding reporting period, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There have been no other changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

10.1	First Lien Credit Agreement dated as of June 29th, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and Capital One, National Association as Administrative Agent
31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

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

Date: August 8, 2012

	By:	/s/ MARK J. MILLER
Mark J. Miller
Chief Financial Officer and Chief Operating Officer
(on behalf of the Registrant and as principal financial officer)