Form 10-Q
period 2012-09-30
FULL HOUSE RESORTS INC
filed 2012-11-07
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 6, 2012, there were 18,679,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

			Page

PART I.	Financial Information

	Item 1.	Consolidated Financial Statements

		Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011	3

		Consolidated Balance Sheets as of September 30, 2012 (Unaudited), and December 31, 2011	4

		Unaudited Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012 and 2011	5

		Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 4.	Controls and Procedures	29

PART II.	Other Information

	Item 6.	Exhibits	30

	Signatures		31

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Casino	$27,676,298	$25,074,330	$78,743,906	$49,827,965
Food and beverage	1,332,037	1,482,257	4,073,848	3,268,617
Management fees	338,569	6,066,093	6,548,337	18,347,769
Other operations	786,702	845,231	1,934,354	1,496,956
	30,133,606	33,467,911	91,300,445	72,941,307
Operating costs and expenses Casino	15,105,847	14,664,824	44,427,942	28,198,738
Food and beverage	1,222,519	1,432,238	3,806,988	3,271,879
Other operations	1,436,333	1,556,295	4,218,206	3,005,609
Project development and acquisition costs	105,446	106,769	376,385	724,636
Selling, general and administrative	7,891,402	8,247,119	24,164,409	16,890,277
Depreciation and amortization	1,348,126	2,083,294	4,735,991	4,987,179
	27,109,673	28,090,539	81,729,921	57,078,318
Operating gains (losses)
Gain on sale of joint venture	--	--	41,200,089	--
Equity in net income of unconsolidated joint venture, and related guaranteed payments	--	1,122,004	--	3,306,035
Impairment losses	--	(4,919,703)	--	(4,919,703)
Unrealized losses on notes receivable, tribal governments	--	--	--	(7,864)
	--	(3,797,699)	41,200,089	(1,621,532)
Operating income	3,023,933	1,579,673	50,770,613	14,241,457
Other income (expense)
Interest expense	(71,806)	(887,482)	(804,956)	(2,015,961)
Gain (loss) on derivative instrument	--	(213,850)	8,472	(564,193)
Other income	3,119	8,790	8,784	7,289
Loss on extinguishment of debt	--	--	(1,719,269)	--
	(68,687)	(1,092,542)	(2,506,969)	(2,572,865)
Income before income taxes	2,955,246	487,131	48,263,644	11,668,592
Income tax expense (benefit)	870,515	(996,627)	17,416,929	1,867,370
Net income	2,084,731	1,483,758	30,846,715	9,801,222
Income attributable to non-controlling interest in consolidated joint venture	--	(2,623,251)	(2,181,172)	(7,936,751)
Net income (loss) attributable to the Company	$2,084,731	$(1,139,493)	$28,665,543	$1,864,471

Net income (loss) attributable to the Company per common share	$0.11	$(0.06)	$1.53	$0.10

Weighted-average number of common shares outstanding	18,679,681	18,673,681	18,676,824	18,304,218

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$21,467,492	$14,707,464
Accounts receivable, net of allowance for doubtful accounts of $995,879 and $1,158,013	1,736,339	4,865,195
Prepaid expenses	3,261,292	2,486,975
Deferred tax asset	738,273	750,580
Deposits and other	442,158	404,171
	27,645,554	23,214,385

Property and equipment, net of accumulated depreciation of $14,769,191 and $11,080,559	36,806,202	38,668,283

Long-term assets related to tribal casino projects
Note receivable, net of allowance of $0 and $661,600	--	--
Contract rights, net of accumulated amortization of $0 and $6,492,981	--	10,872,605
	--	10,872,605
Other long-term assets
Goodwill	7,455,718	7,455,718
Intangible assets, net of accumulated amortization of $850,000 and $425,000	11,495,620	11,720,727
Long-term deposits	9,446,624	142,114
Loan fees, net of accumulated amortization of $0 and $934,491	901,906	1,898,492
Deferred tax asset	432,487	645,617
	29,732,355	21,862,668
	$94,184,111	$94,617,941
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,888,397	$1,613,819
Income tax payable	2,457,420	2,409,612
Accrued player club points and progressive jackpots	1,787,273	1,750,981
Accrued payroll and related	3,356,354	4,033,866
Other accrued expenses	3,041,056	2,427,197
Current portion of long-term debt	--	4,950,000
	12,530,500	17,185,475
Long-term debt, net of current portion	--	21,987,422
	12,530,500	39,172,897
Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,036,276 and 20,030,276 shares issued	2,004	2,003
Additional paid-in capital	44,396,700	43,447,798
Treasury stock, 1,356,595 common shares	(1,654,075)	(1,654,075)
Retained earnings	38,908,982	8,507,926
	81,653,611	50,303,652
Non-controlling interest in consolidated joint venture	--	5,141,392
	81,653,611	55,445,044
	$94,184,111	$94,617,941

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Treasury stock		Retained	Non-controlling	Total stockholders’
Nine months ended September 30, 2012	Shares	Dollars	Capital	Shares	Dollars	earnings	Interest	equity

Beginning balances	20,030,276	$2,003	$43,447,798	1,356,595	$(1,654,075)	$8,507,926	$5,141,392	$55,445,044
Previously deferred share-based compensation recognized	--	--	931,203	--	--	--	--	931,203

Issuance of common stock	6,000	1	17,699	--	--	--	--	17,700

Distribution to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(3,587,051)	(3,587,051)

Sale of interest in joint venture	--	--	--	--	--	1,735,513	(3,735,513)	(2,000,000)

Net income	--	--	--	--	--	28,665,543	2,181,172	30,846,715

Ending balances	20,036,276	$2,004	$44,396,700	1,356,595	$(1,654,075)	$38,908,982	$--	$81,653,611

	Common stock		Additional paid-in	Treasury stock		Retained	Non-controlling	Total Stockholders’
Nine months ended September 30, 2011	Shares	Dollars	Capital	Shares	Dollars	earnings	Interest	equity

Beginning balances	19,364,276	$1,936	$42,699,533	1,356,595	$(1,654,075)	$6,164,927	$5,582,526	$52,794,847
Issuance of share based compensation	660,000	66	(66)	--	--	--	--	--

Previously deferred share-based compensation recognized	--	--	413,871	--	--	--	--	413,871

Issuance of common stock	6,000	1	24,059	--	--	--	--	24,060

Distribution to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(8,189,702)	(8,189,702)

Net income	--	--	--	--	--	1,864,471	7,936,751	9,801,222

Ending balances	20,030,276	$2,003	$43,137,397	1,356,595	$(1,654,075)	$8,029,398	$5,329,575	$54,844,298

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September, 30,
	2012	2011

Net cash provided by (used in) operating activities	$(389,641)	$20,997,328

Cash flows from investing activities:
Purchase of property and equipment	(1,855,363)	(1,233,284)
Proceeds from sale of joint venture, less holdback	49,669,096	--
Deposits and other costs of Silver Slipper acquisition	(10,319,012)	--
Deposits and other costs of Rising Star acquisition	--	(19,514,157)
Other	(85,100)	60,047
Net cash provided by (used in) investing activities	37,409,621	(20,687,394)

Cash flows from financing activities:
Repayment of long term debt and swap	(26,937,422)	(3,300,000)
Proceeds from borrowing	--	15,103,891
Distributions to non-controlling interest in consolidated joint venture	(3,322,530)	(8,189,703)
Loan fees	--	(648,792)
Other	--	(35,802)
Net cash provided by (used in) financing activities	(30,259,952)	2,929,594

Net increase (decrease) in cash and equivalents
Cash and equivalents, beginning of period	6,760,028	3,239,528
Cash and equivalents, end of period	14,707,464	13,294,496
	$21,467,492	$16,534,024

	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$547,147	$1,378,383
Cash paid for income taxes	$17,915,291	$3,941,118
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deposit and other costs of Rising Star acquisition made through term loan	$--	$17,896,109
Capital expenditures financed with accounts payable	$8,820	$--
Purchases of property and equipment financed with prior year deposit	$--	$5,000,000
Non-cash distributions for non-controlling interest in consolidated joint venture	$279,374	$--

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 8, 2012, for the year ended December 31, 2011, from which the balance sheet information as of that date was derived. The results of operations for the period ended September 30, 2012, are not necessarily indicative of results to be expected for the year ending December 31, 2012.

The consolidated financial statements include all our accounts and the accounts of our wholly-owned subsidiaries, including Gaming Entertainment (Indiana) LLC (“Rising Star”), Gaming Entertainment (Nevada) LLC (“Grand Lodge”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), our 50%-owned investee was jointly owned by RAM Entertainment, LLC (“RAM”), until March 30, 2012, when the sale of RAM’s and our interest in GEM closed, and was consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation”.  We accounted for the investment in Gaming Entertainment (Delaware), LLC (“GED”) (Note 3) using the equity method of accounting until the end of the management agreement in August 2011. All material intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

In July 2012, FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  The new guidance allows entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the new guidance, we are not required to calculate the fair value of a reporting unit unless we determine, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The new guidance is effective, for us, beginning with annual and interim impairment tests performed for the reporting period beginning September 15, 2012.   This new guidance currently has no impact on our financial statements.

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

We recognized stock compensation expense of $0.3 million and $0.3 million for the three months ended September 30, 2012 and September 30, 2011, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At September 30, 2012 and December 31, 2011, we had deferred share-based compensation of $0.9 million and $1.8 million, respectively.

3.	VARIABLE INTEREST ENTITIES

GED.  Our investment in unconsolidated joint venture was comprised of a 50% ownership interest in GED, a joint venture between us and Harrington Raceway Inc. (“HRI”). GED had a management agreement through August 31, 2011 with HRI for the management of Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware.  Under the terms of the joint venture agreement, as restructured in 2007, we received the greater of 50% of GED’s member distribution as prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract on August 31, 2011.  GED was a variable interest entity due to the fact that we had limited exposure to risk of loss. Therefore, we did not consolidate, but accounted for its investment using the equity method.

We sold our interest in GED to HRI during the fourth quarter of 2011 and our investment in GED was $0.0 million as of December 31, 2011.

GED had no non-operating income or expenses, was treated as a partnership for income tax reporting purposes and consequently recognized no federal or state income tax provision.  As a result, income from operations for GED is equal to its net income for each period presented, and there were no material differences between GED’s income for financial and tax reporting purposes.

GED CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$--	$5,207,935	$--	$21,291,578

Net income	--	752,797	--	3,507,322

GEM.  We directed the day-to-day operational activities of GEM which significantly impacted GEM’s economic performance, prior to the sale of our interest on March 30, 2012, and therefore, we were the primary beneficiary pursuant to the relevant portions of FASB ASC Topic 810 “Consolidation” [ASC 810-10-25 Recognition of Variable Interest Entities, paragraphs 38-39].  As such, the joint venture was a variable interest entity that was consolidated in our financial statements.

Management believed the maximum exposure to loss from our investment in GEM was $8.1 million (before tax impact) as of December 31, 2011, which was composed of our share of contract rights and our equity investment that was eliminated in consolidation.  GEM had no debt or long-term liabilities.  As of December 31, 2011 GEM’s current assets were $2.5 million and included the FireKeepers management fee receivable.  Also as of December 31, 2011, Long-term assets included $7.9 million in contract rights.

An unaudited summary of GEM’s operations follows:

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$--	$6,001,093	$5,340,398	$18,277,769
Net income	--	5,246,502	4,362,345	15,873,502

4.              CONTRACT RIGHTS

Contract rights were comprised of the following as of September 30, 2012 and December 31, 2011:

2012	Cost	Accumulated Amortization	Disposal	Net
FireKeepers project, initial cost	$4,155,213	$(1,582,938)	$(2,572,275)	$--
FireKeepers project, additional	13,210,373	(5,503,093)	(7,707,280)	--
	$17,365,586	$(7,086,031)	$(10,279,555)	$--

2011	Cost	Accumulated amortization	Disposal	Net
FireKeepers project, initial cost	$4,155,213	$(1,434,539)	$--	$2,720,674
FireKeepers project, additional	13,210,373	(5,058,442)	--	8,151,931
	$17,365,586	$(6,492,981)	$--	$10,872,605

Amortization over the management contract period (seven years) commenced on the additional contract rights at the opening date of the FireKeepers Casino on August 5, 2009. Of the remaining contract rights, $7.5 million were sold with our interest in GEM, to the FireKeepers Development Authority (“FDA”) on March 30, 2012, and the remaining $2.8 million were expensed.

5.              NOTE RECEIVABLE, TRIBAL GOVERNMENTS

We had a note receivable related to advances made to, or on behalf of, Nambé Pueblo to fund tribal operations and development expenses related to a potential casino project.  Repayment of this note was conditioned upon the development of the project, and ultimately, the successful operation of the casino.  Subject to such condition, our agreements with the Nambé Pueblo tribe provided for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development and the actual operation itself.

Management fully reserved the value of the note receivable from the Nambé Pueblo to $0.0 million and recognized the impairment of the note receivable during the third quarter of 2011.  As of September 30, 2012, the Nambé Pueblo note receivable was written off, due to the probability that the project will not be completed and collection is unlikely.

6.              GOODWILL & OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with Stockman’s and Rising Star operations. Goodwill was $5.8 million for Stockman’s and $1.6 million for Rising Star as of September 30, 2012 and December 31, 2011.  Our review of Stockman’s and Rising Star goodwill as of September 30, 2012, resulted in approximately a 2% and 19% excess, respectively, of estimated fair value over the carrying value of goodwill and related assets using a market approach considering an earnings multiple of 6.25 times. These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s and the Rising Star, although there is always some uncertainty in key assumptions including projected future earnings growth.

We acquired the Rising Star on April 1, 2011 for approximately $19.0 million in cash and $33.0 million drawn from our Credit Agreement with Wells Fargo (as discussed in Note 7). The goodwill of $1.6 million is the excess purchase price over the assets purchased.

Other Intangible Assets:

Other intangible assets, net consist of the following:

	September 30, 2012 (unaudited)

	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing intangible assets:
Player Loyalty Program - Rising Star	3	$1,700,000	$(850,000)	$--	$850,000
Wells Fargo Bank Loan Fees	5	2,614,438	(924,336)	(1,690,102)	--
Capital One Bank Loan Fees	3	901,906	--	--	901,906

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900,000	--	--	9,900,000
Gaming License-Mississippi	Indefinite	171,402	--	--	171,402
Gaming Licensing Costs - Nevada	Indefinite	541,653	--	--	541,653
Trademark-Rising Star	Indefinite	32,565	--	--	32,565
		$15,861,964	$(1,774,336)	$(1,690,102)	$12,397,526

	December 31, 2011

	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Assets, Net
Amortizing intangible assets:
Player Loyalty Program - Rising Star	3	$1,700,000	$(425,000)	$--	$1,275,000
Nevada State Bank Loan Fees	15	218,545	(218,545)	--	--
Wells Fargo Bank Loan Fees	5	2,614,438	(715,946)	--	1,898,492

Non-amortizing intangible assets:
Gaming License - Indiana	Indefinite	9,900,000	--	--	9,900,000
Gaming Licensing Costs - Nevada	Indefinite	484,676	--	32,131	516,807
Trademark – Rising Star	Indefinite	26,889	--	2,031	28,920
		$14,944,548	$(1,359,491)	$34,162	$13,619,219

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

Loan Fees

Loan fees incurred and paid as a result of debt instruments were accumulated and amortized over the term of the related debt, based on an effective interest method.  Loan fees incurred for Nevada State Bank resulted from the credit facility to purchase Stockman’s Casino in 2007.  In March 2011, the credit facility with Nevada State Bank was terminated and the amortization of the loan fees was accelerated.  We recognized amortization expense of $0.2 million during the first quarter of 2011 as a result of the termination. On October 29, 2010, we entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo Credit Agreement”). In December 2010, we entered into a Commitment Increase Agreement to increase the funds available under the Wells Fargo Credit Agreement.  Loan fees related to the Wells Fargo debt were $2.6 million and were to be amortized over the five-year term of the loan.  The aggregate amortization was $0.0 million and $0.2 million for the three and nine months ended September 30, 2012 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively.  We paid off the remaining $25.3 million in debt, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the interest rate swap agreement (“Swap”) related to the Wells Fargo Credit Agreement as of March 30, 2012 and therefore expensed the net remaining loan fees of $1.7 million, after the necessary amortization expense in the first quarter of 2012.  We incurred $0.9 million related to obtaining the First Lien Credit Agreement with Capital One, NA, as administrative agent (“First Lien Credit Agreement”) and obtaining the Second Lien Credit Agreement with ABC Funding, LLC as administrative agent (“Second Lien Credit Agreement”), as discussed in Note 7, which will be amortized over the term of the agreements beginning October, 2012.

Gaming License

Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of $9.9 million of the Rising Star gaming license was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We reviewed existing gaming licenses as of December 31, 2011 and recognized a write down of $0.03 million related to gaming licensing costs pertaining to a former director, who is no longer affiliated with the organization and $0.02 million related to costs for a new license to be obtained. We incurred $0.2 million in costs related to obtaining a Mississippi gaming license for the purchase of all of the outstanding membership interest of Silver Slipper Casino Venture, LLC which owns and operates the Silver Slipper Casino (“Silver Slipper”).

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

Current & Future Amortization

We amortize definite-lived intangible assets, including player loyalty program and loan fees, over their estimated useful lives.  The aggregate amortization expense was $0.1 million and $0.4 million for the three months ended and $0.6 million and $0.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Total amortization expense for intangible assets for the years ending September 2013 and September 2014 are anticipated to be approximately $0.6 million and $0.3 million, respectively, which includes the amortization on the remaining Rising Star player loyalty program costs.

7.              LONG-TERM DEBT

At September 30, 2012 and December 31, 2011, long-term debt consists of the following:

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

Credit Agreement with Wells Fargo. In 2010, we, as borrower, entered into the Wells Fargo Credit Agreement with the financial institutions listed therein (the “Lenders”) and Wells Fargo Bank, National Association as administrative agent for the Lenders, as collateral agent for the Secured Parties (as defined in the Wells Fargo Credit Agreement), as security trustee for the Lenders, as Letters of Credit Issuer and as Swing Line Lender. The funds available under the original Wells Fargo Credit Agreement as of March 31, 2011 were $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.

The initial funding date of the Wells Fargo Credit Agreement occurred March 31, 2011, when we borrowed $33.0 million on the term loan which was used to fund our acquisition of Grand Victoria Casino & Resort in Rising Sun, Indiana on April 1, 2011.  In August 2011, the property was renamed the Rising Star Casino Resort.  On March 30, 2012, we used a portion of the proceeds from the sale of our interest in GEM to pay off our remaining outstanding debt of $25.3 million, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the Swap, and to extinguish the credit facility and related interest-rate hedge.

Loss on Extinguishment of Wells Fargo Debt. Upon the early $24.8 million repayment and termination of our existing long term debt on March 30, 2012, we recorded a non-cash charge to expense for the remaining unamortized loan fees of $1.7 million and loan administrative fees.

First and Second Lien Credit Agreements. On June 29, 2012, we entered into the First Lien Credit Agreement with Capital One.  The First Lien Credit Agreement provides for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  On October 1, 2012, we entered into a Second Lien Credit Agreement with ABC Funding, LLC as administrative agent which provides for a term loan in an amount up to $20.0 million. We funded the purchase of the Silver Slipper with the full amount of the $50.0 million term loan under the First Lien Credit Agreement and the full amount of the Second Lien Credit Agreement. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available. The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit Agreement.

We have elected to pay interest on the First Lien Credit Agreement based on a one month LIBOR rate as set forth in the agreement.  LIBOR rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We will pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum.

The First and Second Lien Credit Agreements contain customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business.  The First and Second Lien Credit Agreements require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, a fixed charge coverage ratio and a capital expenditures ratio each as set forth in the agreements. The First and Second Lien Credit Agreements also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control.

We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

8.              DERIVATIVE INSTRUMENTS

We were subject to interest rate risk to the extent we borrowed against credit facilities with variable interest rates as described above.  We had potential interest rate exposure with respect to the $33.0 million original outstanding balance on our variable rate term loan under the Wells Fargo Credit Agreement.  During January 2011, we reduced our exposure to changes in interest rates by entering into the Swap with Wells Fargo Bank, N.A., which became effective on April 1, 2011.  The Swap exchanged a floating rate for fixed interest payments periodically over the life of the Swap without exchange of the underlying $20.0 million notional amount.  The interest payments under the Swap were settled on a net basis.

Effective March 30, 2012 the Swap was terminated and $0.5 million was paid, which reflected the fair value on that date, therefore, we no longer recognized the derivative as a liability on the balance sheet in long-term debt. Prior to the pay-off of the Swap, the derivative was marked to fair value and the adjustment of the derivative was recognized as income during the first quarter of 2012.

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

9.              SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three and nine months ended September 30, 2012 and 2011. The casino operation segments include the Rising Star’s operation in Rising Sun, Indiana, the Grand Lodge’s operation in Lake Tahoe, Nevada and Stockman’s operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development / management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, and the Michigan and Delaware joint ventures. The Corporate segment includes our general and administrative expenses.

           Selected statement of operations data for the three months ended September 30:

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2012
Revenues	$7,442,752	$22,252,285	$438,569	$--	$30,133,606
Selling, general and administrative expense	1,524,595	5,085,082	--	1,281,725	7,891,402
Depreciation and amortization	218,430	1,127,707	--	1,989	1,348,126
Operating gains	--	--	--	--	--
Operating income (loss)	2,382,096	1,592,428	425,897	(1,376,488)	3,023,933
Net income (loss) attributable to Company	1,573,110	1,500,692	(33,714)	(955,357)	2,084,731

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2011
Revenues	$3,340,887	$24,060,931	$6,066,093	$--	$33,467,911
Selling, general and administrative expense	895,864	5,848,882	163,077	1,339,296	8,247,119
Depreciation and amortization	248,928	1,238,588	593,052	2,726	2,083,294
Operating gains (losses)	(4,500,000)	--	702,301	--	(3,797,699)
Operating income (loss)	(4,148,282)	1,164,480	5,969,188	(1,405,713)	1,579,673
Net income (loss) attributable to Company	(2,737,802)	743,425	2,509,532	(1,654,648)	(1,139,493)

Selected statement of operations data for the nine months ended September 30:

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2012
Revenues	$17,508,229	$67,143,879	$6,648,337	$--	$91,300,445
Selling, general and administrative expense	4,661,737	14,746,887	136,386	4,619,399	24,164,409
Depreciation and amortization	706,814	3,429,735	593,052	6,390	4,735,991
Operating gains	--	--	41,200,089	--	41,200,089
Operating income (loss)	3,462,683	5,191,119	46,985,732	(4,868,921)	50,770,613
Net income (loss) attributable to Company	2,282,395	1,913,151	29,924,892	(5,454,895)	28,665,543

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2011
Revenues	$7,341,965	$47,251,568	$18,347,774	$--	$72,941,307
Selling, general and administrative expense	1,841,926	11,052,326	446,275	3,549,750	16,890,277
Depreciation and amortization	723,878	2,458,771	1,779,395	25,135	4,987,179
Operating gains (losses)	(4,500,000)	--	2,878,468	--	(1,621,532)
Operating income (loss)	(3,608,860)	3,149,266	18,475,417	(3,774,366)	14,241,457
Net income (loss) attributable to Company	(2,381,619)	1,213,457	7,226,438	(4,193,805)	1,864,471

Selected balance sheet data as of September 30, 2012 and December 31, 2011:

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2012
Total assets	$16,881,939	$52,231,566	$4,896	$25,065,710	$94,184,111
Property and equipment, net	7,099,033	29,690,820	--	16,349	36,806,202
Goodwill	5,808,520	1,647,198	--	--	7,455,718
Liabilities	2,220,384	6,310,155	--	3,999,961	12,530,500

	Casino Operations Nevada	Casino Operations Mid-west	Development/ Management	Corporate	Consolidated
2011
Total assets	$18,488,888	$54,923,492	$13,192,504	$8,013,057	$94,617,941
Property and equipment, net	7,350,840	31,296,224	--	21,219	38,668,283
Goodwill	5,808,520	1,647,198	--	--	7,455,718
Liabilities	4,604,218	9,649,198	102,709	24,816,772	39,172,897

10.	ACQUISITION OF SILVER SLIPPER CASINO

On March 30, 2012, we entered into a Membership Interest Purchase Agreement with Silver Slipper Casino Venture, LLC to acquire all of the outstanding membership interest of the entity operating the Silver Slipper Casino in Bay St. Louis, Mississippi. The purchase price was approximately $70.0 million, exclusive of estimated cash, net working capital balances, fees and expenses and other adjustments as customary, as of October 1, 2012.

On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Hancock County, Mississippi. The purchase price of approximately $70.0 million, exclusive of cash and working capital in the amount $6.7 million and $2.8 million, respectively, was funded by a $50.0 million first lien term loan provided by Capital One Bank, N.A. as administrative agent and the lenders identified in the First Lien Credit Agreement dated June 29, 2012 and a $20.0 million second lien term loan provided by ABC Funding LLC as administrative agent and the lenders identified in the Second Lien Credit Agreement dated October 1, 2012, as discussed in Note 7.  The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.  The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit agreement.

The Silver Slipper features 37,000 square feet of gaming space, including approximately 1,000 slots, 26 tables, a poker room, three restaurants and two bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

Through September 30, 2012 and December 31, 2011, we had incurred $0.1 million and $0.0 million in Silver Slipper acquisition related expenses, respectively, which are included in project development and acquisition expense.  In conjunction with closing on the First Lien Credit Agreement, we incurred $0.9 million in financing related fees, which are located on the balance sheet under loan fees.

As of September 30, 2012, we had $9.2 million in long-term deposits, which represented our cash payment held in escrow related to the purchase of the Silver Slipper, included in the long-term deposits line item on the balance sheet.

The initial accounting for this purchase which was closed on October 1, 2012 is not yet complete.  The amounts below are provisional amounts based on drafts of a valuation study which has not yet been finalized and is subject to adjustment and estimated purchase price adjustments. The purchase price is expected to be allocated in the fourth quarter of 2012 as follows (in millions):

Building	$42.2
Land improvements	0.5
Equipment	4.5
Intangibles	1.4
Player loyalty program	5.9
Goodwill (excess purchase price over the assets purchased)	15.5
Working capital	2.8
$72.8

The fair values of these acquired identifiable assets are expected to be finalized upon receipt of the final valuation and adjustments. The goodwill is the excess purchase price over the assets purchased and includes the assembled workforce of the Silver Slipper.  The valuation above estimates a net working capital amount of $2.8 million, although the purchase agreement states the seller and purchaser will have up to 60 days to review the closing net working capital and therefore, changes in the working capital may be made.

The following unaudited, condensed consolidated pro forma data summarizes our results of operations for the periods indicated as if the acquisitions had occurred as of January 1, 2011.  This unaudited pro forma consolidated financial information is not necessarily indicative of what our actual results would have been had the acquisition been completed on that date, or of future financial results.  The estimated net income attributable to the Company and the net income per share have been adjusted for Silver Slipper’s effective tax rate in the State of Mississippi.

In thousands, except for per share amounts	Three months ended Sept 30,		Nine months ended Sept 30,
	2012	2011	2012	2011
Net revenues	$43,615	$47,709	$134,036	$116,921
Depreciation and amortization	3,072	3,763	9,916	10,016
Operating income	3,115	2,427	53,398	18,024
Net income (loss) attributable to the Company	(230)	(4,172)	23,889	(3,498)
Net income (loss) per share	$(0.01)	$(0.22)	$1.28	$(0.19)

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

Overview

We own, develop, manage, and/or invest in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and our long-term strategy is to transition to primarily an operating company and to drive revenues from owned operations rather than management fees.

Specifically, we own and operate the Rising Star Casino Resort in Rising Sun, Indiana (“Rising Star”), Stockman’s Casino (“Stockman’s”) in Fallon, Nevada and we lease and operate the Grand Lodge Casino (“Grand Lodge”) in Incline Village, Nevada. We also have a management agreement with the Pueblo of Pojoaque in Santa Fe, New Mexico, which became effective September 23, 2011. As of October 1, 2012, we acquired and now operate the Silver Slipper Casino in Bay St. Louis, Mississippi.

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August 2011, the property was renamed Rising Star Casino Resort.  In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. Our management and related agreements with the Buffalo Thunder Casino and Resort became effective on September 23, 2011.  As of September 1, 2011, we own the operating assets of the Grand Lodge Casino, and have a 5-year lease with Hyatt Equities LLC for the casino space in the Hyatt Regency Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. Until August 31, 2011, we were a non-controlling 50%-investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway Inc. (“HRI”). GED had a 15-year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

On March 30, 2012, we entered into a Membership Interest Purchase Agreement with Silver Slipper Casino Venture, LLC to acquire all of the outstanding membership interest of the entity operating the Silver Slipper Casino in Bay St. Louis, Mississippi. The purchase was closed on October 1, 2012, for a price of approximately $70.0 million and $6.7 million in cash, exclusive of net working capital balances, fees and expenses and other adjustments. We entered into the First Lien Credit Agreement (“First Lien Credit Agreement”) with Capital One on June 29, 2012 and the Second Lien Credit Agreement (“Second Lien Credit Agreement”) with ABC Funding, LLC on October 1, 2012, as discussed in Note 7 to the consolidated financial statements, and we used the debt to fund the approximately $70.0 million Silver Slipper (“Silver Slipper”) purchase price. We also paid approximately $6.7 million in cash for the property working capital and cash balances.

Management believes the acquisition of the Silver Slipper is consistent with our long-stated growth strategy and will create long-term shareholder value. The Silver Slipper, which opened in November 2006, is on the far west end of the Mississippi Gulf Coast (22 miles west of Gulfport, 34 miles from Biloxi) and is approximately one hour (56 miles) from New Orleans (versus 90mi/1.5hrs to the Beau Rivage). The property has over 37,000 square feet of gaming space, approximately 1,000 slot and video poker machines, 26 table games, a poker room and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

The Gulf Coast is one of the country’s largest gaming markets and its proximity to southern Louisiana, Alabama, Mississippi and the Florida Panhandle, as well as ample non-gaming amenities and a seasonal draw, make the market attractive.

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we were the primary beneficiary and, therefore, consolidated GEM in our consolidated financial statements. On March 30, 2012, we, along with our 50% joint venture partner RAM, entered into an Equity Purchase Agreement (‘the GEM Sale Agreement”) and closed on the $97.5 million sale of our limited liability company interests in GEM and the FireKeepers management agreement to the FireKeepers Development Authority (“FDA”), $48.8 million to RAM and $48.8 million to us.  The gross proceeds were paid, less a $0.2 million holdback amount which the FDA may use to satisfy any liabilities arising before the sale date which are paid subsequently, or to satisfy any indemnification obligations of us and RAM under the sale agreement. The holdback receivable, less any amounts used to satisfy such liabilities, will be paid to RAM and us on December 31, 2012 in equal amounts. The FDA paid $48.7 million to us and also $48.6 million to RAM, on March 30, 2012, which reflected the deduction of the hold back amount split between RAM and us and $0.03 million of buyer transaction expenses deducted from RAM’s portion. GEM had a 7-year management agreement with the Nottawaseppi Huron Band of Potawatomi Indians for the development and management of the FireKeepers Casino near Battle Creek, Michigan. The FireKeepers Casino opened on August 5, 2009, which triggered the commencement of the 7-year management agreement term.

In addition to the $97.5 million, the FDA paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012, which was defined as the ‘wind up fee’ less $0.3 million, which was split between RAM and us.  The wind up fee was received in May 2012, and was $0.4 million more than estimated at March 31, 2012; therefore the gain on sale was increased from $40.8 million to $41.2 million during the second quarter.  During the first quarter, we used a portion of the sale proceeds to pay-off our remaining outstanding debt of $25.3 million to Wells Fargo, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the interest rate swap agreement (“Swap”) related to the Credit Agreement with Wells Fargo, to extinguish the credit facility and related interest-rate hedge. The Wells Fargo Credit Agreement, which was scheduled to mature on June 30, 2016, was terminated without the incurrence of any early termination penalties or fees.

Our gain on the sale of joint venture, related to the sale of our interest in GEM, was $41.2 million and allocated as follows (in millions):

Gross proceeds, before $0.1 million holdback receivable	$48.8
Plus: April 2012 ‘Wind up’ fee received, net of $0.03 million deduction	0.9
49.7
Less: Net basis of contract rights expensed	(2.8)
Less: Our interest in joint venture	(5.7)
Gain on sale of joint venture	$41.2

Results of continuing operations

A significant portion of our revenue had been generated from our management agreements with the FireKeepers Casino in Michigan, the Harrington Casino in Delaware and Buffalo Thunder in New Mexico.  The Delaware agreement expired on August 31, 2011. The FireKeepers management agreement ended March 30, 2012, with the sale of our interest in GEM and the New Mexico agreement ends in September 2014.  There can be no assurance that the New Mexico management agreement will be extended.  Additionally, our 2012 and 2011 results of continuing operation were significantly impacted by our newly acquired Rising Star on April 1, 2011 and Grand Lodge on September 1, 2011.

For the nine months ended September 30, 2012 and 2011, our revenues from the FireKeepers management agreement were $5.3 million and $18.3 million, respectively, which represent a significant amount of our total annual operating income. Management fees represented 6% and 25% of total revenues for the years ended September 30, 2012 and 2011, respectively, as we have executed our strategy to transition to primarily an operating company and drive revenue from owned operations rather than management fees.  We funded the acquisition of the Silver Slipper with the First and Second Lien Credit Agreements totaling $70.0 million on October 1, 2012.  We believe the impact of the lost revenues from the sale of our interest in GEM and the FireKeepers management agreement will be diminished with the acquisition of the Silver Slipper, as well as a full year of operations at the Rising Star and Grand Lodge.

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

Revenues. For the three months ended September 30, 2012, total revenues decreased $3.3 million (10%) as compared to 2011, primarily due to a $5.6 million (93%) and $1.8 million (8%) decrease in our development / management and casino operations Mid-west segments, respectively, offset by a $4.1 million increase (123%) in our casino operations Nevada segment.

The $5.6 million decrease in revenues in our development / management segment is related to lower management fees, comprised mainly of a $6.0 million decrease and a $0.2 million increase in management fees related to FireKeepers and Buffalo Thunder, respectively.  FireKeepers management fees were lower due to the sale of our interest in GEM and the FireKeepers management agreement which closed March 30, 2012.  Buffalo Thunder management fees are higher in the current year as the management contract began in September 2011.

The $1.8 million decrease in revenues in our casino operations Mid-west segment is related to Rising Star operations.  The lower Rising Star casino revenues were largely due to both lower slot and table games revenue caused by a decline in slot volume as well as lower table game win percentages in the current year period.  Rising Star slot coin-in decreased approximately 7% over the prior year period.  Rising Star table games volume increased 6%, however the hold percentage declined approximately 300 basis points year over year.  The primary reasons for the shortfalls against prior year are due to weakness in the Southeastern Indiana gaming market. The weakness is a result of increased competition from Scioto Downs Racino in Columbus, Ohio. This racino opened up in early June 2012 and has impacted the play from the Columbus, Ohio market. Other factors include a stagnant economy that has negatively affected most of the gaming properties across the Mid-west and the United States.

The $4.1 million increase in revenues in our casino operations Nevada segment was predominantly attributable to the lease of the Grand Lodge on September 1, 2011.  For the three months ended September 30, 2012, Grand Lodge’s casino revenues increased $4.2 million over the prior year, as the prior year period only includes operations for the month of September 2011.

Operating costs and expenses. For the three months ended September 30, 2012, total operating costs and expenses decreased $1.0 million (3%), as compared to 2011, primarily due to decreases in our casino operations Mid-west and development / management segments of $2.2 million (10%) and $.8 million (98%), respectively, offset by a $2.1 million (69%) increase in our casino operations Nevada segment.

The $2.2 million decrease in our casino operations Mid-west operating expenses were largely due to lower expenses at the Rising Star, mostly related to lower gaming taxes, marine operating costs and other employee related costs in the current year period.  The decrease in our development / management operating costs was largely due to a $0.4 million (100%) decrease in amortization, related to the sale of the Michigan gaming rights on March 30, 2012.

The $2.1 million increase in our casino operations Nevada operating expenses was attributable to the lease of the Grand Lodge on September 1, 2011.  For the three months ended September 30, 2012, Grand Lodge’s operating expenses increased $2.3 million, as the prior year period only includes operations for the month of September, offset by a $0.2 million (11%) decrease at Stockman’s Casino.   The decrease at Stockman’s Casino was mostly related to a decrease in depreciation expense, as assets have become fully depreciated.

Project development and acquisition costs. For the three months ended September 30, 2012, project development costs were flat as compared to 2011, and included $0.01 million of Silver Slipper acquisition costs, as compared to $0.04 million of Grand Lodge acquisition costs in the prior year period.  Project development and acquisition costs are allocated to our development / management operations segment.

Selling, general and administrative expense. For the three months ended September 30, 2012, selling, general and administrative expenses decreased $0.4 million (4%) as compared to 2011 primarily due to a $0.8 million (13%) decrease in our casino operations Mid-west segment and a $0.1 million (4%) decrease in our corporate operations segment, offset by a $0.6 million  (70%) increase in our casino operations Nevada segment.

The a $0.8 million decrease in our casino operations Mid-west segment selling, general and administrative costs was predominantly attributable to lower Rising Star benefit expenses and marine operating costs in the current year period. The $0.6 million increase in our casino operations Nevada segment selling, general and administrative costs was related to the Grand Lodge, due to the lease and operation of the Grand Lodge effective September 1, 2011.  The $0.1 million decrease in our corporate operation’s segment selling, general and administrative expenses was largely due to lower benefit expenses.

Operating gains (losses). For the three months ended September 30, 2012, operating gains increased by $3.8 million (100%), due to $4.9 million of impairment losses recorded in the prior year period, related to a $4.5 million Stockman’s goodwill impairment and $0.4 million Nambé Pueblo note receivable impairment, and a $1.1 million decrease in equity in net income of unconsolidated joint venture.  The GED management contract was terminated August 2011, as discussed in Note 3 to the consolidated financial statements.  These operating gains (losses) are allocated to our development / management operations segment.

Other income (expense). For the three months ended September 30, 2012, other expense decreased by $1.0 million (94%),  primarily due to $0.9 million of interest expense and $0.2 million loss on derivative instrument in the prior year period. The interest expense and loss on derivative in the prior year period were related to long term debt which was funded March 31, 2011, when we borrowed $33.0 million on the term loan to fund our acquisition of the Rising Star.  On March 30, 2012, we used a portion of the proceeds from the sale of our interest in GEM to pay off our remaining outstanding debt of $25.3 million, as discussed in note 7 to the consolidated financial statements. The interest expense in the current year period was related to Capital One Bank, N.A. commitment fees on the First Lien Credit Agreement.  Interest expense and other income (expense) related to derivative instruments are allocated to our corporate operations segment.

Income taxes. For the three months ended September 30, 2012, the estimated effective annual income tax rate applied for the current year period is approximately 29%, compared to a prior year benefit effective annual income tax rate of (205%) and compared to the prior quarter’s estimated effective annual income tax rate of 49%. The prior year’s rate benefited from the impairment losses during the quarter, as well as a 2010 GEM state tax refund, as GEM’s filing status changed from filing as a stand-alone entity to filing unitarily with Full House Resorts, Inc. during the prior year period.  Also, the current period’s rate benefited from a change in estimates related to Indiana state taxes. There is no allowance on the current deferred tax asset of $0.7 million and the long-term deferred tax asset of $0.4 million as of September 30, 2012, and we believe the deferred tax assets are fully realizable.

Noncontrolling interest. For the three months ended September 30, 2012, the net income attributable to non-controlling interest in consolidated joint venture decreased by $2.6 million (100%), as we no longer own the 50% interest in GEM, effective March 30, 2012.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

Revenues. For the nine months ended September 30, 2012, total revenues increased $18.4 million (25%) as compared to 2011, primarily due to a $20.0 million (42%) and $10.2 million (138%) increase in our casino operations Mid-west and Nevada segment’s revenues, respectively, offset by an $11.7 million decrease (64%) in our development / management segment revenues. The $20.0 million increase in revenues in our casino operations Mid-west segment was largely due to the acquisition of the Rising Star on April 1, 2011. The $10.2 million increase in revenues in our casino operations Nevada segment is related to the lease and operations of the Grand Lodge.

The $11.7 million decrease in our development / management segment revenues was predominantly attributable to the $12.9 million (71%) decrease in FireKeepers management fees, offset by a $1.1 million increase in Buffalo Thunder management fees. FireKeepers management fees were lower due to the sale of our interest in GEM and the FireKeepers management agreement which closed March 30, 2012. Our management agreement with the Buffalo Thunder Casino & Resort became effective September 2011.

Operating costs and expenses. For the nine months ended September 30, 2012, total operating costs and expenses increased $25.0 million (43%), as compared to 2011, primarily due to a $17.9 million (40%) and $7.6 million (118%) increase in our casino operations Mid-west and Nevada segment’s operating costs, respectively, offset by an $1.9 million decrease (69%) in our development / management segment operating costs.

The $17.9 million and $7.6 million increases in our casino operations Mid-west and Nevada segment’s operating expenses, respectively, were largely due to the acquisition of the Rising Star and Grand Lodge. The $1.9 million decrease in our development / management segment’s operating costs was attributable to the sale of our interest in GEM and the FireKeepers Management agreement which closed March 30, 2012.

Project development and acquisition costs. For the nine months ended September 30, 2012, project development costs decreased $0.3 million (48%), as compared to 2011, primarily due to $0.5 million of acquisition expenses for the Rising Star in the prior year, offset by $0.1 million of acquisition expenses for the Silver Slipper in the current year. Project development and acquisition costs are allocated to our development / management operations segment.

Selling, general and administrative expense. For the nine months ended September 30, 2012, selling, general and administrative expenses increased $7.3 million (43%) as compared to 2011 primarily due to a $3.7 million (33%) increase in our casino operations Mid-west segment and a $2.8 million increase in our casino operations Nevada segment, due to the acquisition of the Rising Star and the Grand Lodge, and a $1.1 million (30%) increase in our corporate operations segment.  For the nine months ended September 30, 2012, the Rising Star’s and Grand Lodge’s selling, general and administrative expenses increased $3.7 million (33%) and $2.9 million, respectively.

Selling, general and administrative expenses increased at the corporate level by $1.1 million, mostly related to a $0.9 million increase in payroll and related costs, comprised principally of a $0.5 million increase in stock compensation expense related to the issuance of 660,000 shares of restricted stock as discussed in Note 2 to the consolidated financial statements and a $0.2 million increase in incentive compensation, related to the sale of our interest in GEM. Selling, general and administrative expenses also increased at the corporate level due to a $0.2 million increase in Delaware franchise taxes, related to a larger number of authorized shares.

Operating gains (losses). For the nine months ended September 30, 2012, operating gains increased by $42.8 million consisting primarily of the gain on sale of the joint venture of $41.2 million, related to the sale of our interest in GEM, and the $4.9 million of impairment losses in the prior year period, related to a $4.5 million goodwill impairment and $0.4 million Nambé Pueblo note receivable impairment, offset by a $3.3 million (100%) decrease in equity in net income of unconsolidated joint venture.  The GED management contract was terminated August 2011, as discussed in Note 3 to the consolidated financial statements. These operating gains (losses) are allocated to our development / management operations segment.

Other income (expense). For the nine months ended September 30, 2012, other expense decreased by $0.07 million (3%),  primarily due to a $1.7 million loss on extinguishment of debt related to the write-off of the Wells Fargo loan costs, due to the payoff of the debt which is discussed in Note 7 to the consolidated financial statements, offset by a $1.2 million (60%) decrease in interest expense and a $0.6 million (102%) decrease in the loss on derivative instrument related to long term debt which was funded March 31, 2011, when we borrowed $33.0 million on the term loan to fund our acquisition of the Rising Star.  These other income (expense) items are allocated to our corporate operations segment.

Income taxes. For the nine months ended September 30, 2012, the estimated effective annual income tax rate applied for the current year period is approximately 38%, compared to 16% for the same period in 2011.  The lower tax rate in the prior year was primarily due to the tax benefit of the impairment losses during the prior year, as well as a 2010 GEM state tax refund, as GEM’s filing status changed from filing as a stand-alone entity to filing unitarily with Full House Resorts, Inc. during the third quarter of 2011. There is no allowance on the current deferred tax asset of $0.7 million and the long-term deferred tax asset of $0.4 million as of September 30, 2012, and we believe the deferred tax assets are fully realizable.

Noncontrolling interest. For the nine months ended September 30, 2012, the net income attributable to non-controlling interest in consolidated joint venture decreased by $5.8 million (73%), as the current year non-controlling interest only represents the first quarter’s 50% interest in GEM. Our interest in GEM was sold on March 30, 2012.

Liquidity and capital resources

Economic conditions and related risks and uncertainties

The United States and the world has experienced a widespread and severe economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, northern Nevada, New Mexico and the Gulf Coast. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. Prior to March 30, 2012, our operations included the FireKeepers Casino in Michigan, and prior to September 1, 2011, our operations also included the Harrington Casino in Delaware. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Rising Star, Grand Lodge, Stockman’s and Silver Slipper operations and the Buffalo Thunder management agreement are currently our primary sources of recurring income and significant positive cash flow. Our management agreement for the Harrington Casino in Delaware ended on August 31, 2011 and our interest in GEM and the management agreement for the FireKeepers Casino was sold on March 30, 2012. There can be no assurance that the Buffalo Thunder management agreement ending in September 2014, will be extended beyond its term.  Future cash flow is expected to be positively impacted by our acquisition on October 1, 2012 of the Silver Slipper.

The Rising Star is one of three riverboat casinos located on the Ohio River in southeastern Indiana.  Its closest competitor is the Hollywood Casino, approximately a twenty minute drive, which is larger with 150,000 square feet of casino space, over 3,000 slot machines, 84 table games, poker room and five dining options. To the south is the Belterra Casino, approximately thirty minutes away, with 1,550 slot machines and 41 table games. Ohio has recently authorized legalized gambling and the new Scioto Downs Racino and Hollywood Casino opened in Columbus, Ohio in June and October 2012, respectively. The Scioto Downs Racino includes over 2,100 slots and live horse racing.  The Ohio Hollywood Casino includes over 3,000 slots, 70 table games and a poker room. The Horseshoe Casino Cincinnati is currently being built and is expected to open in the spring of 2013 and will feature approximately 100,000 square feet of casino space, 2,000 slot machines, 85 table games and a poker room.  There are also two proposed racinos nearby in the Cincinnati area. Each of these facilities is within the general market of Rising Star and is expected to provide competition to our Rising Star operation in 2014. While Kentucky has limited legal gaming, the cities of Lexington and Louisville are within the market of the Rising Star and there is a possibility that Kentucky will expand legalized gaming in the near future.

On a consolidated basis, cash provided by operations during the nine months ended September 30, 2012 decreased $21.4 million over the same prior year period, partially attributable to the approximately $11.6 million in taxes paid related to the gain on sale of our interest in GEM. The decrease in cash provided by operations was also attributable to a $14.4 million decrease in net income, exclusive of the $41.2 million gain on sale of our interst in GEM in the current year, primarily due to the sale of our interest in FireKeepers, offset by Rising Star and Grand Lodge operations. Cash provided by investing activities increased $58.1 million from the prior year period primarily due to the $49.7 million of proceeds from the sale of our interest in GEM and the $19.5 million of deposits and other costs of the Rising Star acquisition in the prior year, offset by $10.3 million in deposits and other costs related to the Silver Slipper acquisition.  Cash used in financing activities increased $33.2 million from the prior year mostly due to the $26.9 million repayment of long term debt and the Swap liability.  As of September 30, 2012, we had approximately $21.5 million in cash, of which approximately $3.9 million will be used to satisfy our remaining GEM sale tax liability and $12.0 million is dedicated to on-going operations.

Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, taxes and possibly funding any negative cash flow of our casino operations as well as potential acquisitions.

In October 2011, the Rising Sun/Ohio County First, Inc. (RSOCF) and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 100-room hotel on land currently owned by us at Rising Star.  On June 13, 2012, the City of Rising Sun Advisory Plan Commission (“Plan Commission”) provided a favorable recommendation to the City Council of Rising Sun, Indiana, regarding a revised amendment to the plan of development, which was adopted by the City Council on July 5, 2012. On August 13, 2012, the Plan Commission approved the detailed plan of development. The parties entered into a real estate sale agreement dated May 2, 2012, for RSOCF to purchase  approximately 3.0 acres of land on which the hotel will be developed for $30,000 per acre with a closing to follow the approval of final project documents by the parties. Construction is expected to commence in the fourth quarter of 2012, and the hotel is expected to open in late 2013 or early 2014. We believe that the added hotel room inventory in proximity to the casino facility will favorably impact revenues and visitor counts.

Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, continued downward pressure on cash flow from operations due to, among other reasons, the adverse effects on gaming activity of the current economic environment, increased competition and a generally tight credit environment, increases the uncertainty with respect to our development and growth plans.

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

The initial funding date of the Wells Fargo Credit Agreement occurred March 31, 2011 when we borrowed $33.0 million on the term loan which was used to fund our acquisition of the Rising Star. The purchase occurred on April 1, 2011. The Wells Fargo Credit Agreement was secured by substantially all of our assets. We paid off the remaining $25.3 million remaining debt related to the Wells Fargo Credit Agreement and extinguished the facility on March 30, 2012, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the Swap, from proceeds from the sale of our interest in GEM and the FireKeepers management agreement.

 As of September 30, 2012, we held $9.2 million in escrow related to the Silver Slipper acquisition, which is included in long-term deposits on our balance sheet.  The Silver Slipper features approximately 1,000 slots, 26 tables, a poker room, three restaurants and two bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

 On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Hancock County, Mississippi. The purchase price of approximately $70.0 million, exclusive of cash and working capital in the amount $6.7 million and $2.8 million, respectively, was funded by a $50.0 million first lien term loan provided by Capital One Bank, N.A. as administrative agent and the lenders identified in the First Lien Credit Agreement dated June 29, 2012 and a $20.0 million second lien term loan provided by ABC Funding LLC as administrative agent and the lenders identified in the Second Lien Credit Agreement dated October 1, 2012. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.  The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit agreement.

We have elected to pay interest on the First Lien Credit Agreement based on a one month LIBOR rate as set forth in the agreement.  LIBOR rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We will pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum.

The First and Second Lien Credit Agreements contain customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business.  The First and Second Lien Credit Agreements require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, a fixed charge coverage ratio and a capital expenditures ratio each as set forth in the agreements. The First and Second Lien Credit Agreements also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control.

We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

In September 2012, we opened Federal Deposit Insurance (“FDIC”) insured noninterest bearing accounts with Capital One Bank, NA (“Capital One”).  As of September 30, 2012, we had $4.0 million in these insured noninterest bearing accounts. Bankrate.com’s Safe & Sound® service rated Capital One Bank (USA), NA in Virginia a “4 Star” as of June 30, 2012, which is defined as a “sound” ranking of relative financial strength and stability.

In March 2011, we opened FDIC insured noninterest bearing accounts with Wells Fargo.  As of September 30, 2012, we had $6.0 million in these insured noninterest bearing accounts.  Bankrate.com’s Safe & Sound® service rated Wells Fargo Financial, NA in Las Vegas, NV a “5 Star” as of June 30, 2012, which is the highest award rating and is defined as a “superior” ranking of relative financial strength and stability. As of September 30, 2012, we held $2.2 million in an FDIC insured noninterest bearing account with Nevada State Bank (NSB). NSB is a subsidiary of Zion’s Bancorporation.

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

Seasonality

We believe that our casino operations, management contracts and our estimates of completion for projects in development are affected by seasonal factors, including holidays, adverse weather and travel conditions. Accordingly, our results of operations may fluctuate during the year or from year to year and the results for any year may not be indicative of results for future years.

Regulation and taxes

We, and our casino operations, are subject to extensive regulation by state and tribal gaming authorities. We will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on us.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:

●	our growth strategies;
●	our development and potential acquisition of new facilities;
●	successful integration of acquisitions;
●
risks related to development and construction activities; including weather, labor, supply and other unforeseen interruptions, including development of hotel or other amenities in conjunction with the Silver Slipper and Rising Star;

●	anticipated trends in the gaming industries;
●	patron demographics;
●	general market and economic conditions;
●	access to capital and credit, including our ability to finance future business requirements;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or added types of gaming legislation, regulations and taxes;
●	ability to obtain and maintain gaming and other governmental licenses;
●	regulatory approvals;

●
competitive environment, including increased competition from existing and new jurisdictions, such as Ohio, Illinois, California, Kentucky, Arkansas, Alabama, Florida, Louisiana and Mississippi and new forms of gaming such as internet gaming;

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — On September 1, 2011, we acquired the operational assets of Grand Lodge Casino.  With respect to this acquisition, Management has assessed the effectiveness of the newly acquired property’s internal controls, and has deemed the controls over financial reporting to be effective as of September 1, 2012.

There have been no other changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

10.1
Second Lien Credit Agreement dated as of October 1, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and ABC Funding, LLC as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 5, 2012.)

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

Date: November 6, 2012

	By:	/s/ MARK J. MILLER
Mark J. Miller
Chief Financial Officer and Chief Operating Officer
(on behalf of the Registrant and as principal financial officer)