Form 10-K
period 2012-12-31
FULL HOUSE RESORTS INC
filed 2013-03-06
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2012
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

(702) 221-7800
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $.0001 per Share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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
Large Accelerated Filer ☐     Accelerated Filer ☐      Non Accelerated Filer ☐      Smaller reporting company  ☑
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2012, was: $47,818,168.  As of March 1, 2013, there were 18,679,681 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated By Reference
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1. Business.

BACKGROUND

Full House Resorts, Inc., a Delaware corporation formed in 1987, and its subsidiaries (collectively, Full House, we, our, ours, us) develops, manages, operates, and/or invests in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and our long-term strategy is to continue deriving revenues primarily from owned operations, as well as management fees. In furtherance of that strategy we made significant acquisitions of the Rising Star Casino Resort (“Rising Star”) in 2011 and the Silver Slipper Casino (“Silver Slipper”) in 2012.  With the sale of the management agreement for the FireKeepers Casino in Michigan also in 2012, we have transitioned the primary source of our revenues to owned entities.

We currently own three properties, the Rising Star located in Rising Sun, Indiana, the Silver Slipper located in Bay St. Louis, Mississippi and Stockman’s Casino (“Stockman’s”) located in Fallon, Nevada.  We lease one property, the Grand Lodge Casino (“Grand Lodge”) at the Hyatt Regency Lake Tahoe Resort, Spa and Casino located in Incline Village, Nevada on the North Shore of Lake Tahoe.  We manage the Buffalo Thunder Casino and Resort (“Buffalo Thunder”) and the Cities of Gold and Sports Bar casino facilities, both located in Santa Fe, New Mexico, for the Pueblo of Pojoaque pursuant to an agreement with a three year term expiring May 2014.

Previously we managed, through a 50% joint venture, FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi (“the Michigan Tribe”) pursuant to a 7-year management agreement with the Michigan Tribe.  On March 30, 2012, the joint venture managing the FireKeepers Casino sold the equity of the joint venture and the management agreement to the FireKeepers Development Authority (“FDA”), a tribal entity formed by the Michigan Tribe, for $97.5 million.

On October 1, 2012, we acquired all of the outstanding membership interest of the entity operating the Silver Slipper for $69.3 million, exclusive of net working capital balances, fees and expenses. The sale of the equity interests of the joint venture managing FireKeepers Casino and the related management agreement to the FDA and the subsequent purchase of the Silver Slipper in 2012 significantly transitioned us from an operating company that principally managed gaming properties to an operating company that principally derives revenues from owned operations.

Projects Currently Operating

Casino Operations Gulf Coast - Silver Slipper

The Silver Slipper is on the far west end of the Mississippi Gulf Coast (22 miles west of Gulfport, 34 miles west of Biloxi) in Bay St. Louis, Mississippi and is approximately one hour (56 miles) from New Orleans, Louisiana.  The property has over 37,000 square feet of gaming space containing approximately 1,000 slot and video poker machines, 26 table games, a poker room and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

We acquired all of the outstanding membership interests in Silver Slipper Casino Venture LLC, the owner of the Silver Slipper, on October 1, 2012, for $69.3 million, exclusive of net working capital balances, fees and expenses.

In November 2004, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel, on which the Silver Slipper was subsequently built.  In December 2010, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately five acres of land occupied by the Silver Slipper gaming office and warehouse space. On January 31, 2012 Silver Slipper entered into a lease agreement with Chelsea Company, LLC for a small parcel of land with a building which may be occupied by a future proposed Silver Slipper welcome center.  On January 11, 2013 Silver Slipper terminated a previous restaurant lease agreement with Diamondhead Country Club & Property Owners Association (“DCCPOA”) and entered into a contract to purchase services to be provided by DCCPOA related to its golf and country club.

The Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”), as well as an exclusive option to purchase a four acre portion of the leased land (“4 Acre Parcel Purchase Option”), which may be exercised at any time in conjunction with a hotel development during the term of the lease for $2.0 million.  On February 26, 2013, Silver Slipper entered into a third amendment to the Land Lease which amended the term and Purchase Option provisions of the Land Lease. The term of the Land Lease was extended to April 30, 2058, and the Purchase Option was extended through October 1, 2027 and may only be exercised after February 26, 2019.  If there is no change in ownership, the purchase price will be $15.5 million, less $2.0 million if the 4 Acre Parcel Purchase Option has been previously exercised, plus a retained interest in Silver Slipper operations of 3% of net income. In the event that we sell or transfer substantially all of the assets of or ownership in Silver Slipper, then the purchase price will increase to $17.0 million.

Casino Operations Midwest - Rising Star Casino Resort

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary.  We renamed the property the Rising Star Casino Resort in August 2011.  The property has 40,000 square feet of casino space and, includes over 1,300 slot and video poker machines, 37 table games, a 190-room hotel, five dining outlets and an 18-hole Scottish links golf course.

In October 2011, the Rising Sun/Ohio County First, Inc. (“RSOCF”) and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our property.  On June 13, 2012, the City of Rising Sun Advisory Plan Commission (“Plan Commission”) provided a favorable recommendation to the City Council of Rising Sun, Indiana, regarding a revised amendment to the plan of development, which was adopted by the City Council on July 5, 2012. On August 13, 2012, the Plan Commission approved the detailed plan of development. The parties entered into a real estate sale agreement dated May 2, 2012, for RSOCF to purchase approximately 3.0 acres of land on which the hotel will be developed for $30,000 per acre which closed in November 2012. Construction commenced in December of 2012, and the hotel is expected to open in late 2013. We believe that the added hotel room inventory in proximity to the casino facility will favorably impact revenues and visitor counts.

Casino Operations Northern Nevada

Grand Lodge Casino

On September 1, 2011, we purchased the operating assets of the Grand Lodge and entered into a 5-year lease with Hyatt Equities LLC for the casino space in the Hyatt Regency Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The lease has an option, subject to mutual agreement, to renew for an additional 5-year term. The Grand Lodge has 18,900 square feet of casino space integrated with the Hyatt Regency Lake Tahoe Resort, Spa and Casino, featuring approximately 257 slot machines, 16 table games and 4 poker tables.

Stockman’s Casino

We acquired Stockman’s in Fallon, Nevada on January 31, 2007. Stockman’s has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. The facility has a bar, a fine dining restaurant and a coffee shop.

Development / Management Operations

Buffalo Thunder Casino and Resort

In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the National Indian Gaming Commission(“NIGC”) as a management contract, to advise on the operations of the Buffalo Thunder in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities.  We receive a base consulting fee of $0.1 million per month plus quarterly success fees based on achieving certain financial targets and incur only minimal incremental operating costs related to the contract.  Our management and related agreements with the Buffalo Thunder became effective on September 23, 2011. The Buffalo Thunder features approximately 1,200 slot machines, 18 table games and a poker room and the property’s gaming area covers approximately 61,000 square feet. The Cities of Gold and Sports Bar casino facilities include a simulcast area.

Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development, among other considerations. We continue to actively investigate, individually and with partners, new business opportunities.  We believe we will have sufficient cash and financing available to fund acquisitions and development opportunities in the future.

Terminated Projects

FireKeepers Casino

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC, a privately-held investment company. GEM had the exclusive right to provide casino management services at the FireKeepers Casino for the Michigan Tribe for seven years commencing August 5, 2009. On December 2, 2010, the FDA entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which included development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements.  GEM was to perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services did not exceed, in the aggregate, $0.2 million.  On May 22, 2012, we signed an amendment to the hotel consulting services agreement extending the terms of the agreement through November 2012.

In addition to the $97.5 million sale price, the FDA paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012 less a $0.2 million wind-up fee and $0.1 million holdback receivable. The $0.1 million holdback receivable was received in May 2012, less expenses related to the sale deducted by the FDA. Our gain on the sale of joint venture, related to the sale of our interest in GEM, was $41.2 million and allocated as follows (in millions):

Gross proceeds, before $0.3 million wind-up fee and holdback receivable	$48.8
Plus: April 2012 ‘Wind up’ fee received, net of $0.03 million wind-up fee and holdback receivable	0.9
49.7
Less: Net basis of contract rights expensed	(2.8)
Less: Our interest in joint venture	(5.7)
Gain on sale of joint venture	$41.2

Harrington Raceway and Casino, Delaware

Until August 31, 2011, we were a non-controlling 50%-investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway Inc. GED had a 15-year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

Nambé Pueblo, New Mexico

We had a note receivable related to advances made to, or on behalf of, Nambé Pueblo to fund tribal operations and development expenses related to a potential casino project.  Repayment of this note was conditioned upon the development of the project, and ultimately, the successful operation of the casino.  Subject to such conditions, our agreements with the Nambé Pueblo tribe provided for the reimbursement of these advances plus applicable interest, if any, either from the proceeds of any outside financing of the development and the actual operation itself.  Management fully reserved the value of the note receivable from the Nambé Pueblo to $0.0 million and recognized the impairment of the note receivable during the third quarter of 2011.  As of September 30, 2012, the Nambé Pueblo note receivable was written off, due to the probability that the project will not be completed and collection is unlikely.

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

●
the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

●	establishment and application of responsible accounting practices and procedures;

●	maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues;

●	recordkeeping and reporting to the Nevada gaming authorities;

●	fair operation of games; and

●	the raising of revenues through taxation and licensing fees.

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

The Nevada Gaming Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada State Gaming Control Board in connection with the investigation. Any person who acquires more than 5% of any class of our voting securities must report the acquisition to the Nevada Gaming Commission; any person who becomes a beneficial owner of 10% or more of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “institutional investor,” as such term is defined in the regulations of the Nevada Gaming Commission, which acquires more than 10% but not more than 25% of our voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. The Nevada Gaming Commission has amended its regulations pertaining to institutional investors to temporarily allow an institutional investor to beneficially own more than 15%, but not more than 19%, if the ownership percentage results from a stock repurchase program. These institutional investors may not acquire any additional shares and must reduce their holdings within one year from constructive notice of exceeding 15%, or must file a suitability application. An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a gross misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

●      pay that person any dividend or interest upon our voting securities;

●      allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; or

●      give remuneration in any form to that person.

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

The Nevada Gaming Commission may also, in its discretion, require any other holders of our debt or equity securities to file applications, be investigated and be found suitable to own the debt or equity securities. The applicant security holder is required to pay all costs of such investigation. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Gaming Commission, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Gaming Commission, we:

●      pay to the unsuitable person any dividends, interest or any distribution whatsoever;

●      recognize any voting right by such unsuitable person in connection with such securities;

●      pay the unsuitable person remuneration in any form; or

●	make any payment to the unsuitable person by way of principal, redemption, conversion; exchange, liquidation or similar transaction.

We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Commission at any time, and to file with the Nevada Gaming Commission, at least annually, a list of our stockholders. The Nevada Gaming Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission.

As a licensee or registrant, we may not make certain public offerings of our securities without the prior approval of the Nevada Gaming Commission. Also, changes in control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada State Gaming Control Board and approval by the Nevada Gaming Commission.

The Nevada legislature has declared that some repurchases of voting securities, corporate acquisitions opposed by management, and corporate defense tactics affecting Nevada gaming licensees, and registered companies that are affiliated with those operations, may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

●      assure the financial stability of corporate gaming licensees and their affiliates;

●      preserve the beneficial aspects of conducting business in the corporate form; and

●      promote a neutral environment for the orderly governance of corporate affairs.

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

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $0.03 million to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s participation in foreign gaming. We currently comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

●      knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

●	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

●
engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

●	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

●	employs, contracts with or associates with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of unsuitability.

In May 2006, we adopted a compliance plan and appointed a compliance committee which currently consists of Company directors and officers, Kenneth Adams (Chair and Independent Director), Carl Braunlich (Independent Director), Kathleen Marshall (Independent Director) and Mark J. Miller (COO and Director), in accordance with Nevada Gaming Commission requirements. Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

Indiana Regulatory Matters

We own and operate a wholly-owned subsidiary, Gaming Entertainment (Indiana) LLC (“GEI”), which acquired and operates the Rising Star Casino Resort in Rising Sun, Indiana. The ownership and operation of casino facilities in Indiana are subject to extensive state and local regulation, including primarily the licensing and regulatory control of the Indiana Gaming Commission (“Indiana Commission”). The Indiana Commission is given extensive powers and duties for administering, regulating and enforcing riverboat gaming in Indiana.

Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Commission is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. In April 2007, the Indiana General Assembly enacted legislation that authorized the two horse tracks located in Anderson and Shelbyville, Indiana to install 2,000 slot machines at each facility (“racinos”). The Indiana Commission granted each horse track a five-year gaming license authorizing the use of such slot machines. Installation of slot machines beyond the statutorily authorized number requires further approval by the Indiana Commission. The slot operations at the race tracks opened in the second quarter of 2008.  In November 2011, the Indiana Commission authorized Indiana Live! Casino (now known as Indiana Grand), located in Shelbyville to install up to 2,200 slot machines at its facility.  In November 2012, the Indiana Commission authorized Hoosier Park to install up to 2,200 slot machines at its facility.

The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in Indiana. The Indiana Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in Indiana.

The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Commission. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every person holding an ownership interest in the applicant. Any person holding an interest of 5% or more in the applicant must undergo a background investigation and be licensed. The Indiana Commission has the authority to request specific information on or license anyone holding an ownership interest.

Each license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. The Indiana Act allows a person to hold up to 100% of up to two individual licenses. Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. GEI applied for and, on March 15, 2011, was granted the transfer of a riverboat owner’s license.   Thereafter, GEI has renewed its license annually on September 15, 2012.

The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed. In 2009, the Indiana General Assembly enacted legislation requiring all casino operators to submit for approval by the Commission a written power of attorney identifying a person who would serve as a trustee to temporarily operate the casino in certain rare circumstances, such as the revocation or non-renewal of any owner’s license.  GEI most recently had its power of attorney approval renewed on November 15, 2012.

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

The Indiana Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Commission a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to MBEs and WBEs, respectively. Prior to 2008, the Indiana Commission required licensees to establish goals of expending 10% of the total dollars spent on the majority of goods and services with MBEs and 5% with WBEs. Following a disparity study in 2007 (the “2007 Disparity Study”) to determine whether there existed a gap between the capacity of MBEs and WBEs and the utilization thereof by riverboat casinos in Indiana, the Indiana Commission mandated that, effective as of January 1, 2008, annual goals for expenditures to WBEs for the purchase of construction goods and services shall be set at 10.9%. In November 2010, relying on two years of expenditure data, that indicated a statistically significant disparity, the Commission issued Resolution 2010-217 to mandate that, effective January 1, 2011, the annual goal for expenditures to MBEs for the purchase of construction goods and services shall be set at 23.2%.  The Indiana Act requires that the Indiana Commission update the disparity study every five years.  Accordingly, a disparity study was conducted in 2012, reviewing Indiana riverboat and racino expenditures between January 1, 2009 and December 31, 2011 (the “2012 Disparity Study”).

The 2012 Disparity Study showed that there were no expenditure disparities by riverboat casinos or racinos.  On November 15, 2012, the Indiana Commission adopted the 2012 Disparity Study.  For expenditures in all areas, the Indiana Commission has taken the position that the capacity percentages set forth in the 2012 Disparity Study for MBEs and WBEs, respectively, are goals and targets for which best faith efforts of each licensee are expected. Failure to meet these goals will be scrutinized heavily by the Indiana Commission and the Indiana Act authorizes the Commission to suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these guidelines. However, if a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply.

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

The Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Act or the regulations of the Commission or for any other fraudulent act. In addition, the Commission may revoke an owner’s license if the Commission determines that the revocation of the license is in the best interests of the State of Indiana. Limitation, conditioning, or suspension of any gaming license or approval or the directive to utilize its power of attorney could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

The Indiana Act provides that the sale of alcoholic beverages at riverboat casinos is subject to licensing, control and regulation pursuant to Title 7.1 of the Indiana Code and the rules adopted by the Indiana Alcohol and Tobacco Commission.

Mississippi Regulatory Matters

In order to acquire and own Silver Slipper or any other gaming operation in Mississippi, we are subject to the Mississippi Gaming Control Act (“Mississippi Act”) and to the licensing and regulatory control of the Mississippi Gaming Commission, and various local, city and county regulatory agencies.  The Mississippi Act is similar to the Nevada Gaming Control Act.  The Mississippi Gaming Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of the Mississippi gaming authorities are based upon declarations of public policy which are concerned with, among other things:

●
the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

●	the establishment and application of responsible accounting practices and procedures;

●
maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues, including recordkeeping and requiring the filing of periodic reports to the Mississippi Gaming Commission;

●	the prevention of cheating and fraudulent practices;

●	providing a source of state and local revenues through taxation and licensing fees; and

●	ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

The Mississippi Act provides for legalized gaming in each of the 14 counties that border the Gulf Coast or the Mississippi River; however, gaming is legalized only if the voters in the county have not voted to prohibit gaming in that county. Currently, gaming is permissible in nine of the fourteen counties and occurs in nine counties. Historically, the Mississippi Act required gaming vessels to be located on the Mississippi River or on navigable waterways in eligible counties along the Mississippi River or in waters along the Gulf Coast shore of the eligible counties.  However, more recently, the Mississippi Act has been amended to permit licensees in the three counties along the Gulf Coast to establish land based casino operations.  Due to another change to the Mississippi Act, the Mississippi Gaming Commission has also permitted licensees in approved river counties to conduct gaming operations on permanent structures, provided that the majority of any such structure is located on the river side of the “bank full” line of the Mississippi River.

We and any subsidiary we own that operates a casino in Mississippi are subject to the licensing and regulatory control of the Mississippi Gaming Commission. As the sole member of Silver Slipper Casino Venture LLC, a licensee of the Mississippi Gaming Commission, we applied for registration with the Mississippi Gaming Commission as a publicly traded corporation, which was granted on September 20, 2012.  As a registered corporation, we are required periodically to submit financial and operating reports, and any other information that the Mississippi Gaming Commission may require.    If we fail to satisfy the registration requirements of the Mississippi Act, we and our Mississippi subsidiary, Silver Slipper Casino Venture LLC, cannot own or operate gaming facilities in Mississippi.  No person may become a stockholder of or receive any percentage of profits from a Mississippi gaming subsidiary without first obtaining the necessary licensing and approvals from the Mississippi Gaming Commission.   A Mississippi gaming subsidiary must maintain a gaming license from the Mississippi Gaming Commission, subject to certain conditions, including continued compliance with all applicable state laws and regulations.

There are no limitations on the number of gaming licenses that may be granted.  Further, the Mississippi Act provides for 24 hour gaming operations and does not limit the maximum bet or loss per patron or the percentage of space that may be utilized for gaming.   Gaming licenses are issued for a three year period and must be renewed periodically thereafter.  Silver Slipper was most recently granted a renewal of its license by the Mississippi Gaming Commission on June 21, 2012, effective July 20, 2012.  This license expires on July 15, 2015.

The Mississippi gaming authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by the Mississippi Gaming Commission. If a Mississippi Gaming Commission determines that we violated gaming laws, then the approvals and licenses we hold could be limited, conditioned, suspended or revoked, and we, and the individuals involved, could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Mississippi Gaming Commission.   Because of such a violation, the Mississippi Gaming Commission may attempt to appoint a supervisor to operate the casino facilities.  Limitation, conditioning, or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

Certain of our officers, directors and key employees are required to be, and have been, found suitable by the Mississippi Gaming Commission and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the Mississippi Gaming Commission. Changes in specified key positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a license, the Mississippi Gaming Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Mississippi Gaming Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.  Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi.   We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to such persons affiliated with us or Silver Slipper Casino Venture LLC, although the Mississippi Gaming Commission, in its discretion, may require additional persons to file applications for findings of suitability.

The Mississippi Gaming Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees in connection with the investigation.  At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record of our beneficial stockholders.  The Mississippi Act requires that any person who acquires more than 5% of any class of our voting securities, as reported to the Securities and Exchange Commission, must report the acquisition to the Mississippi Gaming Commission and such person may be required to be found suitable.  Also, any person who becomes a beneficial owner of 10% or more of any class of our voting securities, as reported to the Securities and Exchange Commission, is required to apply for a finding of suitability by the Mississippi Gaming Commission and must pay the costs and fees that the Mississippi Gaming Commission incurs in conducting its investigation.   If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

The Mississippi Gaming Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of 5% of any class of voting securities of a registered corporation.  However, under certain circumstances, an “institutional investor”, as defined in the Mississippi gaming regulations, which acquires more than 10%, but not more than 15%, of the voting securities of a registered corporation, as reported to the Securities and Exchange Commission, may apply for a waiver of such finding of suitability if such investor holds the securities for investment purposes only.  An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities that are not deemed to be inconsistent with holding voting securities for investment purposes include (1) voting on all matters voted on by stockholders ; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the registered corporation’s management, policies or operations’ and (3) such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Mississippi Gaming Commission may be guilty of a misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

●      pay that person any dividend or interest upon our voting securities;

●	recognize the exercise, directly or indirectly of any voting right conferred through securities held by that person;

●	Pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

●	Fail to pursue all lawful efforts to require the unsuitable person to divest himself of the securities including, if necessary, the immediate purchase of the securities for cash at fair market value.

The Mississippi Gaming Commission may also, in its discretion, require identities of the holders of our debt or other securities to file applications, be investigated and be found suitable to own any debt security of a registered corporation if the Mississippi Commission has reason to believe that the holder’s ownership of such debt securities would be inconsistent with the declared policies of the State of Mississippi. Although the Mississippi Gaming Commission generally does not require the individual holders of such notes to be investigated and found suitable, it retains the right to do so for any reason deemed necessary by the Mississippi Gaming Commission.  The applicant holder of any debt secirities is required to pay all costs of such investigation.

If the Mississippi Gaming Commission determines that a person is unsuitable to own such debt security, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the Mississippi Gaming Commission, we:

●      pay to the unsuitable person any dividends, interest or any distribution whatsoever;

●      recognize any voting right by such unsuitable person in connection with such securities;

●      pay the unsuitable person remuneration in any form; or

●	make any payment to the unsuitable person by way of principal, redemption, conversion; exchange, liquidation or similar transaction.

Each Mississippi gaming subsidiary must maintain in Mississippi a current stock ledger with respect to the ownership of its equity securities.  We also must maintain a current list of our shareholders, which must reflect the record ownership of each outstanding share of any class of our equity securities.  The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time.  If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  We must also render maximum assistance in determining the identity of the beneficial owner.  The Mississippi Act requires that certificates representing securities of a registered corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission.  On September 20, 2012, we received a waiver of this legend requirement from the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of our securities at any time.

Substantially all material loans, leases, sales of securities and similar financing transactions by a registered corporation or a Mississippi gaming subsidiary must be reported to and approved by the Mississippi Gaming Commission.  A Mississippi gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities.  A registered corporation may not make a public offering of its securities without the prior approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition, or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes.  Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.   We have received a waiver of the prior approval requirement with respect to public offerings and private placements of securities, subject to certain conditions.

A Mississippi gaming subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by a security issued by an affiliated company, without the prior approval of the Mississippi Gaming Commission.  A pledge of the stock of a Mississippi gaming subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Gaming Commission.  We have obtained approvals from the Mississippi Gaming Commission for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions.

Also, changes in control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation and approval by the Mississippi Gaming Commission.

The Mississippi legislature has declared that some repurchases of voting securities, corporate acquisitions opposed by management, and corporate defense tactics affecting Mississippi gaming licensees and registered corporations that are affiliated with those operations, may be harmful to stable and productive corporate gaming. The Mississippi Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to:

●      assure the financial stability of corporate gaming licensees and their affiliates;

●      preserve the beneficial aspects of conducting business in the corporate form; and

●      promote a neutral environment for the orderly governance of corporate affairs.

Because we are a registered corporation, approvals may be required from the Mississippi Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated.  Mississippi gaming regulations also require prior approval of a plan of recapitalization proposed by a registered corporation’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of the registered corporation.

Neither we nor Silver Slipper Casino Venture LLC may engage in gaming activities in Mississippi while also conducting operations outside of Mississippi without approval of, or a waiver of such approval by, the Mississippi Gaming Commission.  The Mississippi Gaming Commission may require determinations that there are means for the Mississippi Gaming Commission to have access to information concerning us and our affiliates’ out-of-state gaming operations.  We have approval from the Mississippi Gaming Commission for foreign gaming operations in that such approval for foreign gaming operations is automatically granted under the Mississippi regulations in connection with foreign operations (except for internet gaming activities) conducted within the 50 states or any territory of the United States, or on board any cruise ship embarking from a port located therein.   The Mississippi Gaming Commission requires a formal foreign gaming waiver for involvement in internet gaming.

License, fees and taxes are payable to the State of Mississippi, the Mississippi Gaming Commission, and the county and city in which our Mississippi subsidiary, Silver Slipper Casino Venture LLC’s gaming operations are conducted.  Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually.  Gaming fees and tax calculations are generally based upon (1) a percentage of the gross gaming revenues received by the subsidiary operation; (2) the number of gaming devices operated by the casino; or (3) the number of table games operated by the casino.  The license fee payable to the State of Mississippi is based upon gaming receipts and the current maximum tax rate imposed is 8% of all gaming receipts in excess of $134,000 per month.

The sale of alcoholic beverages at our Mississippi gaming operation is subject to the licensing, control and regulation by the Alcoholic Beverage Control Division of the Mississippi State Tax Commission (“ABC”) as well as local ordinances.  If alcohol regulations are violated, the ABC may limit, condition, suspend or revoke any license for the serving of alcoholic beverages or place such licensee on probation with or without conditions.

In November 2004, Silver Slipper Casino Venture LLC entered into a thirty-year public trust tidelands lease agreement with the State of Mississippi for the marsh lands. Prior to Hurricane Katrina, all Gulf Coast casinos had this type of tidelands lease with the State of Mississippi for lease of the water bottom under the casino when casinos were required to be over water.  Subsequent to Hurricane Katrina, the law changed to allow casinos to be built on land no further than 800 feet from the approved gaming site, therefore the tidelands lease expired and the Gulf Coast casinos hold an “In Lieu” agreement with the State of Mississippi.  The “In Lieu” agreements are in the form of a property tax assessment with the State of Mississippi and the properties are taxed as long as they occupy the land and continue gaming operations.

Indian Gaming

Gaming on Indian lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian lands under the Indian Gaming Regulatory Act of 1988, (the “Regulatory Act”) is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations.

The terms and conditions of management agreements or other agreements and the operation of casinos on Indian land, are subject to the Regulatory Act, which is implemented by the NIGC. The contracts also are subject to the provisions of statutes relating to contracts with Indian tribes, which are supervised by the Department of the Interior. The Regulatory Act is interpreted by the Department of the Interior and the NIGC and may be clarified or amended by the judiciary or legislature.

Under the Regulatory Act, the NIGC has the power to:

●      inspect and examine certain Indian gaming facilities;

●      perform background checks on persons associated with Indian gaming;

●      inspect, copy and audit all records of Indian gaming facilities;

●      hold hearings, issue subpoenas, take depositions, and adopt regulations; and

●      penalize violators of the Regulatory Act.

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

The Regulatory Act also requires that the NIGC review tribal gaming ordinances. Such ordinances are approved only if they meet certain requirements relating to:

●      ownership;

●      security;

●      personnel background;

●      recordkeeping and auditing of the tribe’s gaming enterprises;

●      use of the revenues from gaming; and

●      protection of the environment and the public health and safety.

The Regulatory Act also regulates Indian gaming and management agreements. The NIGC must approve management agreements and collateral agreements, including agreements like promissory notes, loan agreements and security agreements. A management agreement can be approved only after determining that the contract provides for:

●      adequate accounting procedures and verifiable financial reports, copies of which must be furnished to the tribe;

●      tribal access to the daily operations of the gaming enterprise, including the right to verify gross revenues and income;

●      minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs;

●      a ceiling on the repayment of such development and construction costs; and

●      a contract term not exceeding five years and a management fee not exceeding 30% of net revenues as defined by the agency and a determination by the chairman of the NIGC that the fee is reasonable considering the circumstances; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term.

Under the Regulatory Act, we must provide the NIGC with background information, including financial statements and gaming experience, on:

●      each person with management responsibility for a management agreement;

●      each of our directors; and

●      the ten persons who have the greatest direct or indirect financial interest in a management agreement to which we are a party, or

●      in the case of a publicly traded company, the holders of 5% or more of the ownership interest in the company.

The NIGC will not approve a management company and may void an existing management agreement if a director, key employee or an interested person of the management company:

●      is an elected member of the Indian tribal government that owns the facility being managed;

●      has been or is convicted of a felony or misdemeanor gaming offense;

●      has knowingly and willfully provided materially false information to the NIGC or a tribe;

●      has refused to respond to questions from the NIGC;

●      is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable, unfair or illegal activities in gaming or the business and financial arrangements incidental thereto; or

●      has tried to influence any decision or process of tribal government relating to gaming.

Contracts may also be voided if:

●      the management company has materially breached the terms of the management agreement, or the tribe’s gaming ordinance; or

●      a trustee, exercising the skill and diligence to which a trustee is commonly held, would not approve such management agreement.

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

The negotiation and adoption of tribal-state compacts is vulnerable to legal and political changes that may affect our future revenues and securities prices. Accordingly, we cannot predict:

●      which additional states, if any, will approve casino gaming on Indian land;

●      the timing of any such approval;

●      the types of gaming permitted by each tribal-state compact;

●      any limits on the number of gaming machines allowed per facility; or

●      whether states will attempt to renegotiate or take other steps that may affect existing compacts.

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

Pueblo of Pojoaque Gaming Commission

On September 23, 2011, a management contract between us and Buffalo Thunder, Inc. and Pojoaque Gaming, Inc. became effective. Those entities are the operating arms of the Pueblo of Pojoaque in Santa Fe, New Mexico (“the Pueblo”).  The management contract and two ancillary employment agreements had been approved by the NIGC pursuant to the Regulatory Act. Gaming on the Pueblo is subject to regulation and control by the NIGC as detailed above and the Pueblo of Pojoaque Gaming Commission (“Gaming Commission”). The Gaming Commission is authorized under the Pueblo Gaming Ordinance to regulate gaming.  Regulations of the Gaming Commission require the licensing of managers, employees and gaming vendors. The Gaming Commission has the authority to require any persons or entities with an interest in the gaming operations or seeking to conduct business with the gaming operations to submit applications for licensing or approval, submit to background and financial investigations and criminal checks to determine that such persons or entities have the requisite honesty, integrity and experience to not adversely affect gaming operations or pose a threat to the integrity of the gaming operations or the Pueblo.

The Gaming Commission is empowered to conduct investigations, issue Notices of Violation, conduct hearings and impose penalties including fines, suspension, termination or revocation of gaming licenses or deny the issuance of gaming licenses for violations of the gaming ordinance or the Gaming Commission’s regulations.

The Gaming Commission maintains a presence at the gaming facilities to ensure the fairness of the games, protection of the public and Pueblo and security of the Pueblo’s assets.

The two Company executives who are responsible for the management of the gaming operations have been granted gaming licenses by the Gaming Commission.

Costs and Effects of Compliance with Environmental Laws

Indiana riverboat casinos are subject to regulation by the Indiana Department of Environmental Management (IDEM). That department has regulations similar to the federal Department of Environmental Protection and maintains enforcement programs in the areas of air pollution, water and wastewater pollution and hazardous waste handling. As a riverboat and land-based golf club, we are subject to the regulation of the IDEM in our operations. The IDEM has reporting requirements and can impose fines and other penalties for violations of its regulations. While there can be criminal sanctions for serious and intentional violations of the regulations, the general penalty is a fine of up to $0.03 million for each day of a violation and injunctions against continued violations and corrective orders. Rising Star Casino Resort has not been the subject of any fine or other enforcement proceeding by the IDEM.

In order to have land taken into trust or otherwise be approved for use by an Indian tribe for gaming purposes by the federal Bureau of Indian Affairs (BIA), as a federal agency, the BIA is required to comply with the National Environmental Policy Act (NEPA). Likewise, in order for the NIGC to approve a management agreement for us to manage an Indian gaming casino as required by the Indian Gaming Regulatory Act, the NIGC, as a federal agency, is required to comply with NEPA. For these purposes NEPA requires a federal agency to consider the effect on the physical and natural environment of a development project as part of its approval process. Compliance with NEPA begins with conducting an environmental assessment, which considers the factors identified in NEPA, as implemented by the Council on Environmental Quality, and determines whether the development will cause a significant impact on the environment. If not, the federal agency may issue a finding of no significant impact (“FONSI”). If the federal agency determines the development project may cause a significant impact on the environment, then it will conduct a further study resulting in an environmental impact statement, which considers all impacts on the environment and what can be done to mitigate those impacts. Since this constitutes action by a federal agency, any of these determinations can be the subject of litigation.

COMPETITION

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, riverboat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks. The Silver Slipper, Rising Star, Grand Lodge, Stockman’s and the Indian-owned and other casinos that we may be developing and plan to manage or own compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources.

The Silver Slipper is one of eleven casinos located on the Gulf Coast.  Its closest competitor is the Hollywood Casino, approximately a fifteen minute drive to the northwest in Bay St. Louis, which is larger with 42,500 square feet of casino space, approximately 1,200 slot machines, 23 table games, poker room, 290 hotel rooms and four dining options. Further to the east is the Island View Casino, approximately thirty minutes away in Gulfport, with 83,000 square feet of casino space, 2,000 slot machines, over 40 table games, approximately 560 hotel rooms and four dining options. There are eight casinos in the Biloxi area, approximately an hour away on US I-10 East. The largest Biloxi casinos include the Beau Rivage Casino & Hotel and IP Casino, Resort & Spa.  The IP Casino, Resort & Spa includes approximately 70,000 square feet of gaming space, 1,900 slots, 60 table games and a poker room. The Beau Rivage Casino & Hotel includes approximately 50,000 square feet of casino space, 1,300 slot machines, 50 table games and a poker room.  Approximately a one and a half hour drive on I-10W from the Silver Slipper are three casinos located in and near New Orleans, which include the Harrah’s New Orleans Casino, Boomtown Casino New Orleans and the Treasure Chest Casino.  The largest of these casinos is the Harrah’s New Orleans Casino, the only land casino in downtown New Orleans which features 115,000 square feet of gaming space, 2,200 gaming machines, 127 table and poker games and ten restaurants.  Each of these facilities is within the general market of Silver Slipper and is expected to provide competition to our Silver Slipper operation in 2013.

The Rising Star is one of three riverboat casinos located on the Ohio River in southeastern Indiana.  Its closest competitor is the Hollywood Casino, approximately a twenty minute drive, which is larger with 150,000 square feet of casino space, over 2,800 slot machines, 80 table games, poker room and five dining options. To the south is the Belterra Casino, approximately thirty minutes away, with 50,000 square feet of casino space, 1,350 slot machines and 47 table games. Ohio has recently authorized legalized gambling and the new Scioto Downs Racino and Hollywood Casino opened in Columbus, Ohio in June and October 2012, respectively. The Scioto Downs Racino includes over 2,100 slots and live horse racing.  The Ohio Hollywood Casino includes over 3,000 slots, 70 table games and a poker room. The Horseshoe Casino Cincinnati opened on March 4, 2013 and features approximately 100,000 square feet of casino space, 2,000 slot machines, 85 table games and a poker room.  There are also two proposed racinos nearby in the Cincinnati area. Each of these facilities is within the general market of Rising Star and is expected to provide competition to our Rising Star operation in 2013. While Kentucky has limited legal gaming, the cities of Lexington and Louisville are within the market of the Rising Star and there is a possibility that Kentucky will expand legalized gaming in the near future.

The Grand Lodge is one of five casinos located within a five mile radius of each other in the north Lake Tahoe area.  The closest and largest competitor is the Tahoe Biltmore Lodge & Casino which is approximately 4.5 miles away and has more than 240 slot machines, 7 table games and a sports book. In South Lake Tahoe, approximately a 45 minutes driving distance from Incline Village, there are four gaming properties, which do not directly compete with the North Lake Tahoe area.

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

The Buffalo Thunder and the Cities of Gold and Sports Bar Casino facilities are two of four casinos located in the Santa Fe, New Mexico area.  The closest competitor is the Camel Rock Casino in Santa Fe, New Mexico, approximately a ten minute drive, which is smaller with approximately 500 slot machines, 2 table games and two dining options. To the southwest, approximately an hour away, is the San Felipe Casino Hollywood, located in Algodones, New Mexico.  The San Felipe Casino Hollywood includes 600 slot machines and an RV park. The San Felipe Travel Center, which is adjacent to the San Felipe Casino Hollywood, includes a 24-hour convenience store, restaurant and service station. Approximately an hour and a half hour drive away is three casinos, located in Albuquerque, New Mexico. The largest of these casinos is the Hard Rock Hotel & Casino, Albuquerque, with 300,000 square feet of casino space, over 1,600 slot machines, 30 table games, poker room, bingo and five dining options.  Each of these facilities is within the general market of the Buffalo Thunder and the Cities of Gold and Sports Bar Casino facilities and is expected to provide competition in 2013.

EMPLOYEES

As of March 1, 2013 we had fifteen full-time corporate employees, four of whom are executive officers and an additional three are senior management. Our Silver Slipper property has approximately 430 full-time and 100 part-time employees, Rising Star has approximately 550 full-time and 140 part-time employees, Grand Lodge has approximately 100 full-time and 30 part-time employees and Stockman’s has approximately 80 full-time and 20 part-time employees. The Buffalo Thunder management contract oversees approximately 520 full-time employees, none of which are our direct employees. We believe that our relationship with our employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following describes our principal real estate properties.  All properties listed below and substantially all other assets secure our indebtedness in connection with our First Lien Credit Agreement (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) and our Second Lien Credit Agreement (“Second Lien Credit Agreement”) with ABC Funding, LLC, as discussed in Note 8 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data.

Silver Slipper Casino.  We own the Silver Slipper, which leases 38 acres of land pursuant to a Lease with Option to Purchase, as amended, which expires on April 30, 2058. The leased land includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel.  The Silver Slipper is located in Bay St. Louis, Mississippi and includes 37,000 square feet of gaming space and an adjacent surface lot. We also lease approximately five acres of land occupied by the Silver Slipper gaming office and warehouse space, as well as a small parcel of land with a building which will be occupied by the Silver Slipper welcome center, which will offer incentives and present promotions to guests.

Rising Star Casino and Resort.  We own the Rising Star.  The Rising Star is located in Rising Sun, Indiana on the Ohio river and consists of a dockside barge structure with 40,000 square feet of gaming space, a land-based pavilion, a 190-room hotel, surface parking and an 18-hole golf course on 380 acres.

Stockman’s Casino.  We own Stockman’s in Fallon, Nevada.  Stockman’s is located on approximately five acres and includes 8,400 square feet of gaming space, a fine dining restaurant, coffee shop and adjacent surface parking.

Grand Lodge Casino. We lease the Grand Lodge pursuant to a five-year lease commencing June 28, 2011 at the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.  We pay a fixed monthly rent of $0.1 million over the initial term of the lease.  We may elect to extend the term for an additional five year term.  The Grand Lodge has 18,900 square feet of gaming area and the casino is integrated into the Hyatt Regency Lake Tahoe Resort, Spa and Casino.

We lease corporate office space in Las Vegas, Nevada pursuant to the amended lease agreement dated December 1, 2012. We occupy approximately 2,569 square feet of office space in the same location we have occupied for the past several years. The lease agreement expires May 31, 2018.

Item 3. Legal Proceedings.

We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business.  We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.  We maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock traded on the NYSE Amex under the symbol “FLL” until February 12, 2013.  On February 13, 2013, our stock commenced trading on the NASDAQ Capital Market under the symbol “FLL”.  Set forth below are the high and low sales prices of our common stock as reported on the NYSE Amex for the periods indicated.

	High	Low
Year Ended December 31, 2012
First Quarter	$3.59	$2.45
Second Quarter	3.15	2.76
Third Quarter	4.00	2.60
Fourth Quarter	3.82	2.73

Year Ended December 31, 2011
First Quarter	$5.00	$3.29
Second Quarter	4.28	2.85
Third Quarter	3.45	2.25
Fourth Quarter	3.10	2.51

On March 1, 2013, the last sale price of our common stock as reported by the NASDAQ Capital Market was $3.40.

As of March 1, 2013, we had 115 holders of record of our common stock. We believe that there are over 2,900 beneficial owners.

We intend to retain future earnings, if any, to provide funds for the operation of our business, retirement of our debt and pursue acquisitions and, accordingly, do not expect to pay any cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

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
●      patron demographics;
●
general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

●      access to capital and credit, including our ability to finance future business requirements;
●      our dependence on key personnel;
●      the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming license or legislation and regulations;
●      ability to obtain and maintain gaming and other governmental licenses;
●      regulatory approvals;
●      impact of weather;
●      competitive environment, including increased competition in our target market areas;
●	increases in the effective rate of taxation at any of our properties or at the corporate level; and
●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

Overview

We own, develop, manage, and/or invest in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and our long-term strategy is to continue deriving revenues primarily from owned operations, as well as management fees.  In furtherance of that strategy we made significant acquisitions of the Rising Star in 2011 and the Silver Slipper in 2012.  With the sale of the management agreement for the FireKeepers Casino in Michigan also in 2012, we have transitioned the primary source of our revenues to owned entities.

We own and operate the Silver Slipper in Bay St. Louis, Mississippi, the Rising Star in Rising Sun, Indiana, Stockman’s in Fallon, Nevada and we lease and operate the Grand Lodge in Incline Village, Nevada. We receive management fees from our management agreement with the Pueblo of Pojoaque for the management of the Buffalo Thunder in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities.

On March 30, 2012, we entered into a Membership Interest Purchase Agreement with Silver Slipper Casino Venture LLC to acquire all of the outstanding membership interest of the entity operating the Silver Slipper in Bay St. Louis, Mississippi. The purchase was closed on October 1, 2012, for a price of approximately $69.3 million and $6.7 million in cash, exclusive of net working capital balances, fees and expenses and other adjustments. We entered into the First Lien Credit Agreement on June 29, 2012 and the Second Lien Credit Agreement on October 1, 2012, as discussed in Note 8 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, and we used the debt to fund the Silver Slipper purchase price. A $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.  We also acquired $2.9 million in working capital.

The Silver Slipper, which opened in November 2006, is on the far west end of the Mississippi Gulf Coast (22 miles west of Gulfport, 34 miles west of Biloxi) and is approximately one hour (56 miles) from New Orleans (versus 90mi/1.5hrs to the Beau Rivage). The property has over 37,000 square feet of gaming space, approximately 1,000 slot and video poker machines, 26 table games, a poker room and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars.

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August 2011, the property was renamed Rising Star Casino Resort.  In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the NIGC as a management contract, to advise on the operations of the Buffalo Thunder in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. Our management and related agreements with the Buffalo Thunder became effective on September 23, 2011.  As of September 1, 2011, we own the operating assets of the Grand Lodge, and have a 5-year lease with Hyatt Equities LLC for the casino space in the Hyatt Regency Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.

Until August 31, 2011, we were a non-controlling 50%-investor in GED, a joint venture with HRI. GED had a 15-year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

Until March 30, 2012, we owned 50% of GEM, a joint venture with RAM, where we were the primary beneficiary and, therefore, consolidated GEM in our consolidated financial statements.  On February 17, 2012, GEM signed a letter of intent with the FDA to propose terms of a potential sale of GEM’s management rights and responsibilities under the current management agreement and allow the FireKeepers casino to become self-managed by the FDA, in return for $97.5 million.  The sale closed March 30, 2012 and effectively terminated the existing management agreement, which was scheduled to run through August 2016.  We used a portion of the proceeds to pay-off our then remaining outstanding debt.  We received a $1.2 million wind-up fee equivalent to what our management fee would have been for the month of April 2012.

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

The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s evaluation of the valuation of goodwill and purchase price allocations made in connection with our acquisitions. Other accounting estimates include management’s opinion of collectability of receivables and fair value estimates related to valuation of receivables, as well as estimates related to lives of depreciable and amortizable assets and proper calculation of payroll liabilities such as paid time off, medical benefits, bonus accruals and other liabilities including slot club points and tax liabilities. Various assumptions, principally affecting the timing and other factors, underlie the determination of some of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. We regularly evaluate these estimates and assumptions, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on our results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, we evaluate the likelihood that the project will be completed, the prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment.  We review our conclusions as warranted by changing conditions.

The majority of our casino accounts receivable consist of returned checks and markers.  We review the receivables and related aging to determine a factor for estimating the allowance for our receivables.

Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.  We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.  We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”)Topic 360-10.

Our goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with Stockman’s, Rising Star and Silver Slipper operations. Our review of goodwill as of September 30, 2011, resulted in a $4.5 million goodwill impairment for Stockman’s and related assets using a market approach as discussed in Note 6 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, Rising Star and Silver Slipper, although there is always some uncertainty in key assumptions including projected future earnings growth.  On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Mississippi. The purchase price was approximately $69.3 million, exclusive of cash and working capital in the amount $6.7 million and $2.9 million, respectively. The goodwill of $14.7 million is the excess purchase price over the assets purchased as discussed in Note 6 and Note 13 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. We purchased Rising Star on April 1, 2011 for approximately $19.0 million in cash and $33.0 million drawn from our then credit agreement with Wells Fargo Bank as discussed in Note 8 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. The goodwill of $1.6 million is the excess purchase price over the assets purchased.

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

Our finite-lived intangible assets include customer relationship player loyalty programs, land leases, water rights and bank loan fee intangibles. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable

We had two variable interest entities, GED and GEM. Our investment in an unconsolidated joint venture was a 50% ownership interest in GED, a joint venture between HRI and us. Until August 31, 2011, GED had a management agreement with Harrington Raceway and Casino, which is located in Harrington, Delaware. GED was a variable interest entity due to the fact that we had limited our exposure to the risk of loss. Therefore, we did not consolidate but accounted for our investment using the equity method. GED was sold in 2011 so there is no exposure to loss as of the date of the latest balance sheet.

Due to our financing arrangement for the development and management of the FireKeepers project through a 50%-owned joint venture, GEM, we were exposed to the majority of risk of economic loss from the joint venture’s activities.  Until March 30, 2012, the date we sold our interest in the partnership, we directed the day to day operational activities of GEM that significantly impacted GEM’s economic performance and therefore, we considered ourselves to be the primary beneficiary.  Therefore, the joint venture was a variable interest entity that required consolidation in our financial statements. Due to the sale of our interest in GEM, there is no exposure to loss as of the date of the latest balance sheet.

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

In assessing the probability of completing the project, we also consider the status of the regulatory approval process including whether:

●      the Federal Bureau of Indian Affairs, or BIA, recognizes the tribe;
●      the tribe has the right to acquire land to be used as a casino site;
●      the Department of the Interior has put the land into trust as a casino site;
●      the tribe has a gaming compact with the state government;
●      the NIGC has approved a proposed management agreement; and
●      other legal or political obstacles exist or are likely to occur.

The development phase of each relationship commences with the signing of the respective agreements and continues until the casino is open for business. Thereafter, the management phase of the relationship, governed by the management contract, typically continues for a period of between five to seven years. Seven years is the maximum allowed under federal law. We make advances to the tribes, recorded as notes receivable, primarily to fund certain portions of the projects, which bear no interest or below market interest until operations commence. Repayment of the notes receivable and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management agreement, we typically earn a management fee calculated as a percentage of the net income of the gaming facility. In addition, repayment of the loans and our management fees are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casino’s cash flows is as follows:

●      a certain minimum monthly priority payment to the tribe;
●      repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon;
●      repayment of various debt with interest accrued thereon due to us;
●      management fee to us;
●      other obligations; and
●      the remaining funds distributed to the tribe.

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

During the third quarter of 2011, the estimated fair value of the $0.7 million face amount Nambé notes receivable was written down to zero value as we believed that the project assets were impaired and collectability was doubtful. As of September 30, 2012, the Nambé Pueblo note receivable was written off, due to the probability that the project would not be completed and collection was unlikely.

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

Summary of assets related to Indian casino projects

At December 31, 2012 and 2011, assets associated with tribal casino projects are summarized as follows, with notes receivable presented at their estimated fair value (in thousands):
	2012	2011
FireKeepers Casino:
Contract rights, net	$--	$10,873

Nambé project:
Notes receivable, tribal governments	--	--
	$--	$10,873

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

S&P 500, 10 and 15-year average benchmark investment returns (medium-term horizon risk premiums); Risk-free investment return equal to the trailing 10-year average for 90-day Treasury Bills; Investment beta factor equal to the unlevered five-year average for the hotel/gaming industry; and project-specific adjustments based on typical size premiums for “micro-cap” and “low-cap” companies using 10 and 15-year averages, and the status of outstanding required regulatory approvals and/or litigation, if any.

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

Derivative instruments and hedging activities

We adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate Swap, prior to the payoff of the interest rate Swap on March 30, 2012. The accounting guidance required us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depended on whether it had been designated and qualified as part of a hedging relationship and further, on the type of hedging relationship.  The derivative instrument was not designated as a hedge for accounting purposes. The change in fair value was recorded in the consolidated statement of operations in the period of change.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, were recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.   Fluctuations in interest rates caused the fair value of our derivative instrument to change each reporting period.

Recently Issued Accounting Pronouncements

None.

Results of Operations

Historically, a significant portion of our operating income in 2012 and prior years was generated from our management agreements, including agreements with the FireKeepers Casino in Michigan and the Harrington Casino in Delaware. The Delaware agreement expired on August 31, 2011. The FireKeepers management agreement ended March 30, 2012, with the sale of our interest in GEM.  The Buffalo Thunder management agreement is in effect through September 2014. There can be no assurance that the Buffalo Thunder management agreement will be extended. We have owned Stockman’s Casino since 2007. Consistent with our long-term strategy, we have been acquiring gaming properties and have transitioned to a company that primarily derives revenues from owned operations rather than management fees. With the acquisition of the Rising Star and the leasing of the casino at Grand Lodge in 2011 and the acquisition of the Silver Slipper in 2012, our results of continuing operations have been significantly impacted and our revenues are currently primarily derived from owned operations.

For the years ended December 31, 2012 and 2011, our revenues from the FireKeepers management agreement were $5.3 million and $23.3 million, respectively. For the years ended December 31, 2012 and 2011, our equity in net income of unconsolidated joint venture related to GED was $0.0 million and $3.3 million, respectively. Management fees and equity in net income of unconsolidated joint venture represented 9% and 124% of our total operating income for the years ended December 31, 2012 and 2011, respectively, as we have executed our strategy to transition to primarily an operating company that derives revenue from owned operations rather than management fees.  We funded the acquisition of the Silver Slipper with the First and Second Lien Credit Agreements totaling $69.3 million on October 1, 2012.  We believe the impact of the lost revenues from the sale of our interest in GEM and the FireKeepers management agreement will be diminished with the acquisition of the Silver Slipper, as well as a full year of operations at the Rising Star and Grand Lodge.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. For the twelve months ended December 31, 2012, total revenues increased $23.3 million (22%) as compared to 2011, primarily due to a $17.3 million (25%) and $10.0 million (81%) increase in our casino operations Midwest and Nevada segments’ revenues, respectively, and $12.9 million of revenues in our Gulf Coast segment, offset by a $16.9 million decrease (70%) in our development / management segment revenues. The $17.3 million increase in revenues in our casino operations Midwest segment was largely due to the acquisition of the Rising Star on April 1, 2011. The $10.0 million increase in revenues in our casino operations Nevada segment is related to the commencement of our Grand Lodge lease, effective September 1, 2011.  Our Gulf Coast segment includes the operations of the Silver Slipper, which was purchased October 1, 2012.

The $16.9 million decrease in our development / management segment revenues was predominantly attributable to the $18.0 million (77%) decrease in FireKeepers management fees, offset by a $0.8 million (87%) increase in Buffalo Thunder management fees. FireKeepers management fees were lower due to the sale of our interest in GEM and the FireKeepers management agreement which closed March 30, 2012. Our management agreement with the Buffalo Thunder became effective September 2011 and will end in September 2014.

Operating costs and expenses. For the twelve months ended December 31, 2012, total operating costs and expenses increased $35.6 million (42%), as compared to 2011, primarily due to a $15.8 million (24%) and $7.2 million (64%) increase in our casino operations Midwest and Nevada segments’ operating costs, respectively, a $1.6 million (31%) increase in our corporate segment operating costs, as well as $12.2 million in our Gulf Coast segment operating costs, offset by an $1.2 million decrease (35%) in our development / management segment operating costs.

The $15.8, $7.2 and $12.2 million increases in our casino operations Midwest, Nevada and Gulf Coast segments’ operating expenses, respectively, were largely due to the 2012 full-year operation of the Rising Star and the Grand Lodge casinos (both of which were acquired in 2011) and the 2012 acquisition of the Silver Slipper. The $1.6 million increase in our corporate segment operating costs was due to a $1.6 million (33%) increase in selling, general and administrative expenses, as explained below. The $1.2 million decrease in our development / management segment’s operating costs was attributable to the sale of our interest in GEM and the FireKeepers management agreement which closed March 30, 2012.

Project development and acquisition costs. For the twelve months ended December 31, 2012, project development costs increased $1.1 million (135%), as compared to 2011, primarily due to $1.6 million of Silver Slipper acquisition costs, offset by $0.5 million of acquisition costs for the Rising Star and Grand Lodge in the prior year. Project development and acquisition costs are allocated to our development / management operations segment.

Selling, general and administrative expense. For the twelve months ended December 31, 2012, selling, general and administrative expenses increased $11.6 million (46%) as compared to 2011 primarily due to a $3.0 million (18%) increase in our casino operations Midwest segment and a $2.8 million (78%) increase in our casino operations Nevada segment expenses, as well as $4.7 million of selling, general and administrative expenses for our Gulf Coast segment.  These increases were due to the full-year operation of the Rising Star and the Grand Lodge casinos (both of which were acquired in 2011) and the 2012 acquisition of the Silver Slipper.  We also had a $1.6 million (33%) increase in our corporate operations segment selling, general and administrative expenses, offset by a $0.5 million (78%) decrease in our development / management segment expenses. For the twelve months ended December 31, 2012, the Rising Star’s and Grand Lodge’s selling, general and administrative expenses increased $3.0 million (18%) and $2.9 million (175%), respectively, over those incurred in 2011. Both properties were acquired in 2011.

Selling, general and administrative expenses increased at the corporate level by $1.6 million, mostly related to a $1.4 million increase in payroll and related costs, comprised principally of a $0.5 million increase in stock compensation expense as a result of the issuance of 660,000 shares of restricted stock in June 2011. Stock compensation expense was $1.2 million in 2012 and $0.7 million in 2011.  Selling, general and administrative expenses also increased at the corporate level related to $0.3 million of severance pay as discussed in Note 11 to the consolidated financial statements, set forth in Item 8. Financial Statements and Supplementary Data, and a $0.4 million increase, related primarily to the sale of our interest in GEM. Selling, general and administrative expenses also increased at the corporate level due to a $0.2 million increase in Delaware franchise taxes related to an increase in the number of common shares authorized.

Operating gains (losses). For the twelve months ended December 31, 2012, operating gains increased by $42.8 million as compared to 2011 consisting primarily of the gain on sale of the joint venture of $41.2 million, related to the sale of our interest in GEM. In the prior year we incurred a $4.9 million impairment loss, related to a $4.5 million goodwill impairment in the Nevada segment and $0.4 million Nambé Pueblo note receivable impairment, offset by $3.3 million equity in the net income of GED, an unconsolidated joint venture relating to GED.  The GED management contract was terminated August 2011, as discussed in Note 3 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

Other income (expense). For the twelve months ended December 31, 2012, other expense increased by $1.1 million (33%) as compared to 2011 primarily due to a $1.7 million loss on extinguishment of debt related to the write-off of the Wells Fargo loan costs.  The debt was paid off with the proceeds of the GEM sale as discussed in Note 8 to the consolidated financial statements, set forth in Item 8. Financial Statements and Supplementary Data, offset by a $0.1 million (4%) decrease in interest expense.  In addition, in the prior year, we incurred a $0.5 million loss on a derivative instrument related to long term debt which was funded March 31, 2011, when we borrowed $33.0 million on the term loan to fund our acquisition of the Rising Star.  These other income (expense) items are allocated to our corporate operations segment.

Income taxes. For the twelve months ended December 31, 2012, the estimated effective annual income tax rate applied for the current year is approximately 35%, compared to 58% for the same period in 2011.  The lower tax rate in the current year was primarily due to the $41.2 million gain on sale of joint venture, related to the sale of our interest in GEM, which is only subject to federal tax. There is no allowance on the current deferred tax asset of $2.1 million and the long-term deferred tax asset of $1.0 million as of December 31, 2012, and we believe the deferred tax assets are fully realizable.

Noncontrolling interest. For the twelve months ended December 31, 2012, the net income attributable to non-controlling interest in consolidated joint venture decreased by $8.1 million (79%) as compared to 2011, as the current year non-controlling interest only represents the first quarter’s 50% interest in GEM. Our interest in GEM was sold on March 30, 2012.

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

The Silver Slipper, Rising Star, Grand Lodge, and Stockman’s operations, along with the Buffalo Thunder management agreement, are currently our primary sources of recurring income and significant positive cash flow. There can be no assurance that the Buffalo Thunder management agreement ending in September 2014, will be extended beyond its term.

On a consolidated basis, cash provided by operations during the twelve months ended December 31, 2012 decreased $31.3 million over the same prior year period, partially attributable to the approximately $14.4 million in taxes paid related to the gain on sale of our interest in GEM.  The decrease in cash provided by operations was also attributable to a $15.7 million decrease in net income, exclusive of the $41.2 million gain on sale of our interest in GEM in the current year, primarily due to the sale of our interest in FireKeepers, offset by Rising Star and Grand Lodge operations. Cash provided by investing activities increased $68.0 million from the prior year period primarily due to the $49.7 million of proceeds from the sale of our interest in GEM and the $19.5 million of deposits and other costs of the Rising Star acquisition in the prior year.  Cash used in financing activities increased $32.2 million from the prior year mostly due to the $28.2 million repayment of long term debt and the Swap liability and the payment of $3.6 million in loan fees, offset by a reduction in distributions to non-controlling interest in consolidated joint venture.

As of December 31, 2012, we had approximately $20.6 million in cash.  Management estimates that approximately $15.0 million of cash is required for day to day operations.

Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, taxes and possibly funding any negative cash flow of our casino operations as well as potential acquisitions.

In October 2011, the Rising Sun/Ohio County First, Inc. (“RSOCF”) and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our property.  On June 13, 2012, the City of Rising Sun Advisory Plan Commission (“Plan Commission”) provided a favorable recommendation to the City Council of Rising Sun, Indiana, regarding a revised amendment to the plan of development, which was adopted by the City Council on July 5, 2012. On August 13, 2012, the Plan Commission approved the detailed plan of development. The parties entered into a real estate sale agreement dated May 2, 2012, for RSOCF to purchase approximately 3.0 acres of land on which the hotel will be developed for $30,000 per acre which closed in November 2012. Construction commenced in December of 2012, and the hotel is expected to open in late 2013. We believe that the added hotel room inventory in proximity to the casino facility will favorably impact revenues and visitor counts.

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

Banking Relationships

On October 29, 2010, we, as borrower, entered into a credit agreement with the financial institutions listed therein and Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”).  On December 17, 2010, we entered into a Commitment Increase of the Wells Fargo Credit Agreement and a related Assignment Agreement increasing the loan commitment from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.

The initial funding date of the Wells Fargo Credit Agreement occurred March 31, 2011 when we borrowed $33.0 million on the term loan which was used to fund our acquisition of the Rising Star. The purchase occurred on April 1, 2011. The Wells Fargo Credit Agreement was secured by substantially all of our assets. We paid off the remaining $25.3 million debt related to the Wells Fargo Credit Agreement and extinguished the facility on March 30, 2012, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the interest rate swap agreement related to the Wells Fargo Credit Agreement, from proceeds from the sale of our interest in GEM and the FireKeepers management agreement.

On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis,  Mississippi. The purchase price of approximately $69.3 million, exclusive of cash and working capital in the amount $6.7 million and $2.9 million, respectively, was funded by the First Lien Credit Agreement and the Second Lien Credit Agreement. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.  The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit agreement.

We have elected to pay interest on the First Lien Credit Agreement based on a LIBOR rate as set forth in the agreement.  LIBOR rate means a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We will pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum.

The First and Second Lien Credit Agreements contain customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business.  The First and Second Lien Credit Agreements require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, a fixed charge coverage ratio and a capital expenditures ratio each as set forth in the agreements. We measure compliance with our covenants on a quarterly basis and we are currently in compliance, however, there can be no assurances that we will remain in compliance with all covenants in the future, particularly in light of the current difficult economic conditions and related uncertainties. The First and Second Lien Credit Agreements also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control.

As of December 31, 2012, we elected, at our discretion, to prepay the $1.3 million principal payment due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs.  We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

In September 2012, we opened Federal Deposit Insurance Corporation (“FDIC”) insured noninterest bearing accounts with Capital One Bank (USA), N.A.  As of December 31, 2012, we had $5.7 million in these insured noninterest bearing accounts. Bankrate.com’s Safe & Sound® service rated Capital One Bank (USA), N.A. in Virginia a “4 Star” as of September 30, 2012, which is defined as a “sound” ranking of relative financial strength and stability.

In March 2011, we opened FDIC insured noninterest bearing accounts with Wells Fargo Bank.  As of December 31, 2012, we had $0.2 million in these insured noninterest bearing accounts.  As of December 31, 2012, we held $2.9 million in an FDIC insured noninterest bearing account with Nevada State Bank, a subsidiary of Zion’s Bancorporation.

In November 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. From December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Act expired on December 31, 2012.  Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.

Other projects

Additional projects are considered based on their forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development or acquisition, among other considerations. No assurance can be given that any additional projects will be pursued or completed or that any completed projects will be successful.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Full House Resorts, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada

March 5, 2013

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	December 31, 2012	December 31, 2011

Revenues
Casino	$112,649	$74,708
Food and beverage	6,223	4,517
Management fees	7,180	24,186
Other operations	2,708	2,050
	128,760	105,461
Operating costs and expenses
Casino	62,976	42,509
Food and beverage	5,973	4,469
Other operations	5,614	4,465
Project development and acquisition costs	1,861	793
Selling, general and administrative	37,003	25,429
Depreciation and amortization	6,884	7,001
	120,311	84,666
Operating gains (losses)
Gain on sale of joint venture	41,189	--
Equity in net income of unconsolidated joint venture, and related guaranteed payments	--	3,306
Impairment losses	--	(4,920)
Unrealized losses on notes receivable, tribal governments	--	(8)
	41,189	(1,622)
Operating income	49,638	19,173
Other income (expense)
Interest expense	(2,731)	(2,838)
Gain (loss) on derivative instruments	8	(513)
Other income (expense)	(6)	8
Loss on extinguishment of debt	(1,719)	--
	(4,448)	(3,343)
Income before income taxes	45,190	15,830
Income tax expense	15,175	3,240
Net income	30,015	12,590
Income attributable to noncontrolling interest in consolidated joint venture	(2,181)	(10,247)
Net income attributable to the Company	$27,834	$2,343

Net income attributable to the Company per common share	$1.49	$0.13

Weighted-average number of common shares outstanding	18,677,544	18,397,599

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and equivalents	$20,603	$14,707
Accounts receivable, net of allowance for doubtful accounts of $959 and $1,158	2,657	4,865
Prepaid expenses	5,744	2,487
Deferred tax asset	2,110	751
Other	1,225	404
	32,339	23,214
Property and equipment, net of accumulated depreciation	83,673	38,668

Long-term assets related to tribal casino projects
Notes receivable, net of allowance of $662 in 2011	--	--
Contract rights, net of accumulated amortization of $0 and $6,493	--	10,873
	--	10,873
Other assets
Goodwill	22,127	7,456
Intangible assets, net of accumulated amortization of $1,506 and $425	18,106	11,721
Long term deposits	301	142
Loan fees, net of accumulated amortization of $496 and $934	5,159	1,898
Deferred tax asset	1,020	646
	46,713	21,863
	$162,725	$94,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,532	$1,614
Income taxes payable	7	2,410
Accrued player club points and progressive jackpots	2,378	1,751
Accrued payroll and related	4,107	4,034
Other accrued expenses	3,808	2,427
Current portion of long-term debt	2,500	4,950
	15,332	17,186

Long-term debt, net of current portion	66,250	21,987
Deferred tax liability	10	--
	81,592	39,173
Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,036,276 and 20,030,276 shares issued	2	2
Additional paid-in capital	44,707	43,448
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	38,078	8,508
	81,133	50,304
Noncontrolling interest in consolidated joint venture	--	5,141
	81,133	55,445
	$162,725	$94,618

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
			Additional					Total
	Common stock		paid-in	Treasury stock		Retained	Noncontrolling	Stockholders’
December 31, 2012	Shares	Dollars	capital	Shares	Dollars	Earnings	interest	Equity

Beginning balances	20,030	$2	$43,448	1,357	$(1,654)	$8,508	$5,141	$55,445
Previously deferred share-based compensation recognized	--	--	1,242	--	--	--	--	1,242
Issuances of common stock	6	--	17	--	--	--	--	17

Distributions to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(3,586)	(3,586)

Sale of interest in joint venture	--	--	--	--	--	1,736	(3,736)	(2,000)

Net income	--	--	--	--	--	27,834	2,181	30,015

Ending balances	20,036	$2	$44,707	1,357	$(1,654)	$38,078	$--	$81,133

			Additional					Total
	Common stock		paid-in	Treasury stock		Retained	Noncontrolling	Stockholders’
December 31, 2011	Shares	Dollars	capital	Shares	Dollars	Earnings	interest	Equity

Beginning balances	19,364	$2	$42,700	1,357	$(1,654)	$6,165	$5,582	$52,795
Issuance of share based compensation	660	--	--	--	--	--	--	--

Previously deferred share-based compensation recognized	--	--	724	--	--	--	--	724
Issuances of common stock	6	--	24	--	--	--	--	24
Distributions to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(10,688)	(10,688)

Net income	--	--	--	--	--	2,343	10,247	12,590

Ending balances	20,030	$2	$43,448	1,357	$(1,654)	$8,508	$5,141	$55,445

See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2012	2011
Cash flows from operating activities:
Net income attributable to the Company	$27,834	$2,343
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of unconsolidated investee	--	(1,754)
Distributions from unconsolidated investee	--	1,946
Non-controlling interest in consolidated joint venture	2,181	10,247
Gain on sale of joint venture	(41,189)	--
Depreciation	5,270	4,205
Amortization of gaming and other rights	593	2,372
Nambé notes receivable impairment loss adjustment	--	420
Stockman’s goodwill impairment loss adjustment	--	4,500
Loss on derivative	--	513
Amortization of loan fees	2,395	838
Amortization of player loyalty program, land lease and water rights	1,021	425
Other	90	57
Deferred and share-based compensation	1,259	748
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	2,840	(702)
Prepaid expenses	(1,460)	(785)
Deferred tax	(1,724)	(1,295)
Other assets	(442)	52
Accounts payable and accrued expenses	(567)	2,962
Income taxes payable	(2,402)	2,025
Deferred tax liability	--	(2,110)
Net cash (used in) provided by operating activities	(4,301)	27,007
Cash flows from investing activities:
Proceeds from sale of joint venture	49,658	--
Purchase of property and equipment	(2,986)	(3,234)
Proceeds from sale of assets	96	10
Silver Slipper deposits and other capitalized acquisition costs	(1,286)	--
Rising Star deposits and other capitalized acquisition costs	--	(19,514)
Grand Lodge acquisition	--	75
Trademark	(7)	(17)
Other	(204)	(45)
Net cash provided by (used in) investing activities	45,271	(22,725)
Cash flows from financing activities:
Repayment of long-term debt	(28,187)	(6,600)
Distributions to non-controlling interest in consolidated joint venture	(3,323)	(10,688)
Proceeds from borrowings	--	15,104
Loan fees	(3,564)	(649)
Deferred offering costs	--	(36)
Net cash used in financing activities	(35,074)	(2,869)
Net increase in cash and equivalents	5,896	1,413
Cash and equivalents, beginning of year	14,707	13,294
Cash and equivalents, end of year	$20,603	$14,707

	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,877	$2,010
Cash paid for income taxes	$21,876	$4,706
Purchases of property and equipment financed with prior year deposit		$5,000
Borrowings paid directly to sellers and vendors at closing	$70,000

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, NATURE AND HISTORY OF OPERATIONS

Nature of operations and key relationships. Full House Resorts, Inc. (“we,” “us,” “our,” “Full House” or the “Company”), develops, manages, operates, and/or invests in gaming related enterprises. We continue to actively investigate, individually and with partners, new business opportunities, and our long-term strategy is to continue deriving revenues primarily from owned operations as well as management fees.  In furtherance of that strategy we made significant acquisitions of the Rising Star Casino Resort (“Rising Star”) in 2011 and the Silver Slipper Casino (“Silver Slipper”) in 2012.  With the sale of the management agreement for the FireKeepers Casino in Michigan also in 2012, we have transitioned the primary source of our revenues to owned entities.

We currently own three properties, the Rising Star located in Rising Sun, Indiana, the Silver Slipper located in Bay St. Louis, Mississippi and Stockman’s Casino (“Stockman’s”) located in Fallon, Nevada.  We lease one property, the Grand Lodge Casino (“Grand Lodge”) at the Hyatt Regency Lake Tahoe Resort, Spa and Casino located in Incline Village, Nevada on the North Shore of Lake Tahoe.  We manage the Buffalo Thunder Casino and Resort (“Buffalo Thunder”) and the Cities of Gold and Sports Bar casino facilities, both located in Santa Fe, New Mexico, for the Pueblo of Pojoaque pursuant to an agreement with a three year term expiring May 2014.

Previously we managed, through a 50% joint venture, the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi (“the Michigan Tribe”) pursuant to a 7-year management agreement with the Michigan Tribe.  On March 30, 2012, the joint venture sold the equity of the joint venture and the management agreement to the FireKeepers Development Authority (“FDA”), a tribal entity formed by the Michigan Tribe, for $97.5 million.

On October 1, 2012, we acquired all of the outstanding membership interest of the entity operating the Silver Slipper for $69.3 million, exclusive of net working capital balances, fees and expenses.  The sale of the equity interests of the joint venture managing FireKeepers Casino and the related management agreement to the FDA and the subsequent purchase of the Silver Slipper in 2012 significantly transitioned us from an operating company that principally managed gaming properties to an operating company that principally derives revenues from owned operations.

Silver Slipper. The Silver Slipper is on the far west end of the Mississippi Gulf Coast (22 miles west of Gulfport, 34 miles from Biloxi) in Bay St. Louis, Mississippi and is approximately one hour (56 miles) from New Orleans, Louisiana. The property has over 37,000 square feet of gaming space containing approximately 1,000 slot and video poker machines, 26 table games, a poker room and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

We acquired all of the outstanding membership interests in Silver Slipper Casino Venture LLC, the owner of the Silver Slipper, on October 1, 2012, for $69.3 million, exclusive of net working capital balances, fees and expenses.

Rising Star. On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. We renamed the property as the Rising Star Casino Resort in August 2011.  The property has 40,000 square feet of casino space and includes over 1,300 slot and video poker machines, 37 table games, a 190-room hotel, five dining outlets and an 18-hole Scottish links golf course.

Grand Lodge. On September 1, 2011, we purchased the operating assets of the Grand Lodge and entered into a 5-year lease with Hyatt Equities LLC for the casino space in the Hyatt Regency Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The lease has an option, subject to mutual agreement, to renew for an additional 5-year term. The Grand Lodge has 18,900 square feet of casino space featuring approximately 257 slot machines, 16 table games and 4 poker tables.

Stockman’s. We acquired Stockman’s Casino in Fallon, Nevada (“Stockman’s”) on January 31, 2007. Stockman’s has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. The facility also has a bar, a fine dining restaurant and a coffee shop.

Stockman’s is located on the west side of Fallon on Highway 50, approximately 60 miles east of Reno, Nevada.  It is the largest of several casinos in the Churchill County area. Churchill County’s population is approximately 25,000, and includes a nearby naval air base which has a significant economic impact on our business. Of the nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s both in size and in number of gaming machines.

Buffalo Thunder. In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the National Indian Gaming Commission (“NIGC”) as a management contract, to advise on the operations of the Buffalo Thunder Casino and Resort (“Buffalo Thunder”) in Santa Fe, New Mexico along with the Pueblo’s Cities of Gold and Sports Bar casino facilities. We receive a base consulting fee of $0.1 million per month plus quarterly success fee based on achieving certain financial targets and incur only minimal incremental operating costs related to the contract. Our management and related agreements with the Buffalo Thunder became effective on September 23, 2011. The Buffalo Thunder features approximately 1,200 slot machines, 18 table games and a poker room and the property’s gaming space covers approximately 61,000 square feet. The Cities of Gold and Sports Bar casino facilities include a simulcast area.

GEM. Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC, a privately-held investment company. GEM had the exclusive right to provide casino management services at the FireKeepers Casino for the Michigan Tribe for seven years commencing on August 5, 2009. On December 2, 2010, the FDA entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which included development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements.  GEM was to perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services did not exceed, in the aggregate, $0.2 million.  On May 22, 2012, we signed an amendment to the hotel consulting services agreement extending the terms of the agreement through November 2012.

In addition to the $97.5 million sale price, the FDA paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012.

GED. Until August 31, 2011, we were a noncontrolling 50% investor in Gaming Entertainment (Delaware), LLC (“GED”), a joint venture with Harrington Raceway, Inc. (“HRI”). GED had a 15 year management contract through August 2011 with Harrington Casino at the Delaware State Fairgrounds in Harrington, Delaware.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and accounting. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the Silver Slipper, Rising Star, Grand Lodge and Stockman’s. GEM, a 50%-owned investee that was jointly owned by RAM Entertainment, LLC (“RAM”), until March 30, 2012, was consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation.”  We accounted for our investment in GED (Note 3) using the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

We have elected to not adopt the option available under ASC Topic 825, ”Financial Instruments”, to measure any of our eligible financial instruments or other items. Accordingly, except where carried at estimated fair value under other generally accepted accounting principles and disclosed herein (Note 4), we continue to measure all of our assets and liabilities on the historical cost basis of accounting.

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

The significant accounting estimates inherent in the preparation of our financial statements primarily include management’s valuation of Stockman’s and Rising Star’s goodwill and purchase price allocations made in connection with our acquisitions. Other accounting estimates include management’s opinion of collectability of receivables and fair value estimates related to valuation of receivables, as well as estimates related to lives of depreciable and amortizable assets and proper calculation of payroll liabilities such as paid time off, medical benefits, bonus accruals and other liabilities including slot club points and tax liabilities. Various assumptions, principally affecting the timing and other factors, underlie the determination of some of these significant estimates. The process of determining significant estimates is fact-and project-specific and takes into account factors such as historical experience and current and expected legal, regulatory and economic conditions. Estimates and assumptions are regularly evaluated, particularly in areas, if any, where changes in such estimates and assumptions could have a material impact on the results of operations, financial position and, generally to a lesser extent, cash flows. Where recoverability of these assets or planned investments are contingent upon the successful development and management of a project, the following items are evaluated:  likelihood that the project will be completed, prospective market dynamics and how the proposed facilities should compete in that setting in order to forecast future cash flows necessary to recover the recorded value of the assets or planned investment.  Conclusions are reviewed as warranted by changing conditions.

Cash equivalents. Cash in excess of daily requirements is invested in highly liquid short-term investments with initial maturities of three months or less when purchased and are reported as cash equivalents in the consolidated financial statements.

Fair value of financial instruments. The carrying value of our cash and equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The estimated fair values of our debt approximates their recorded values as of the balance sheet dates presented, based on level 2 inputs consisting of interest rates offered to us for loans of the same or similar remaining maturities and bearing similar risks.

Concentrations and economic risks and uncertainties. The United States and the world has experienced a widespread and severe economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in the Gulf Coast, Indiana, northern Nevada, and New Mexico. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value based on customers’ past credit history and current financial condition and on current general economic conditions. Since credit is extended on a short-term basis, accounts receivables do not normally bear interest.  The allowances for doubtful accounts are estimated by management for accounts that are partially or entirely uncollectible. We record uncollectible allowances over 90 days old as a charge to selling, general and administrative expenses. Accounts receivable consists primarily of returned checks and markers.  We review the receivables and related aging to estimate a factor for estimating the allowance for our receivables.

Property and equipment. Property and equipment (Note 7) is stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Estimates and assumptions are made when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Depreciation expense is highly dependent on the assumptions made about our assets’ estimated useful lives. The estimated useful lives are determined based on experience with similar assets and estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, the change is accounted for prospectively. Property and equipment and other long-lived assets are evaluated for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10.

Intangible Assets. Our finite-lived intangible assets include customer relationship player loyalty programs, land leases, water rights and bank loan fees. Finite-lived intangible assets are amortized over their estimated useful lives, and we periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

The player loyalty programs represent the value of repeat business associated with Silver Slipper’s and Rising Star’s loyalty programs.  The value of the loyalty programs were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analysis for the active rated player was based on projected revenues and attrition rates.

Costs incurred in obtaining long-term financing are included in loan fees, net of amortization over the life of the related debt. As of December 31, 2011, we had incurred $2.6 million in loan fees related to a Credit Agreement with Wells Fargo (the “Wells Fargo Credit Agreement”), and amortization was begun using the effective interest method beginning March 31, 2011, when the debt was drawn. Upon the early $24.8 million repayment and termination of our existing long term debt on March 30, 2012, we recorded a non-cash charge to expense, loss on extinguishment of debt, for the remaining unamortized loan fees of $1.7 million and loan administrative fees. As of December 31, 2012, we had incurred $5.7 million in loan fees related to the First and Second Lien Credit Agreements, and amortization began using the effective interest method on October 1, 2012, when the debt was drawn.

The amount of expected amortization over each of the next five years will be approximately $4.5 million in 2013, $4.0 million in 2014, $2.8 million in 2015, $0.3 million in 2016 and $0.1 million in 2017.

Indefinite-lived intangible assets include goodwill, trademarks and certain license rights. Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. The value of the Rising Star gaming license was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Amortizations of contract rights are on a straight-line basis over the contractual lives of the assets.  The contractual lives may include, or not begin until after, a development period and/or the term of the subsequent management agreement.

Goodwill. Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with the Silver Slipper, Rising Star and Stockman’s operations. We perform a quarterly review of goodwill and whenever there might be an impairment “triggering” event as described in ASC Topic 360.

The review of goodwill as of September 30, 2011, resulted in a $4.5 million goodwill impairment for Stockman’s and the related assets using a market approach (Note 6).  The calculation, which is subject to change as a result of future economic uncertainty, contemplates changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth.

Revenue recognition and promotional allowances. Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs (commonly called “casino front money”) and for chips and tokens in the customers’ possession (outstanding chip and token liability). Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed, net of revenue-based taxes. Advance ticket sales are recorded as deferred revenue until services are provided to the customer. Revenues are recognized net of certain sales incentives, and accordingly, cash incentives to customers for gambling activity, including the cash value of points redeemed by Players Club members, totaling $6.7 million and $5.0 million have been recognized as a direct reduction of casino revenue in 2012 and 2011, respectively, as noted in the table below. Sales and similar revenue-linked taxes collected from customers are excluded from revenue and recorded as a liability payable to the appropriate taxing authority and included in accrued expenses. Revenue also does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $15.4 million in 2012 and $9.8 million in 2011. The estimated cost of providing room, food and beverage and other incentives is included primarily in casino expenses, as noted in the table below (in thousands):

	2012	2011

Rooms	$3,588	$2,388
Food and beverage	9,249	5,478
Other incentives	1,120	863
	$13,957	$8,729

Derivative instruments and hedging activities. We had adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate swap (“Swap”), until the pay-off of the related debt on March 30, 2012. The accounting guidance required us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  The derivative instrument was not designated as a hedge for accounting purposes. The change in fair value was recorded in the consolidated statement of operations in the period of change.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, were recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.   Fluctuations in interest rates caused the fair value of our derivative instrument to change each reporting period.

Share-based compensation. On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  For 2012 and 2011, share-based compensation expense of approximately $1.2 million and $0.07 million respectively, from stock awards (Note 12) is included in general and administrative expense. Unvested stock grants made in connection with our incentive compensation plan were viewed as a series of individual awards and the related share-based compensation expense was deferred and recorded as unearned stock-based compensation, shown as a reduction of stockholders’ equity, and will be amortized into operations as compensation expense as services are provided on a straight-line basis over the vesting period. The value of the restricted stock at the date of grant is amortized through expense over the requisite service period using the straight-line method. We grant shares of restricted stock, rather than options, to key members of management and the board of directors.  There have been no forfeitures of such restricted shares granted and there are currently 639,999 shares of unvested stock grants.  The majority of the shares (600,000) will fully vest on June 1, 2013.  The remaining shares have a three year vesting schedule as follows: 20,001 on June 1, 2012, 20,001 on June 1, 2013, and 19,998 on June 1, 2014. Vesting is contingent upon certain conditions, including continuous service of the individual recipients.

Legal defense costs. We do not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, record such as period costs when the related services are rendered.

Income taxes. Income tax-related interest and penalties, if any, are treated as part of income tax expense.

Income per common share. Basic income or earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method. As of December 31, 2012 and 2011, there were no common equivalent shares that would have been dilutive and, therefore, the calculations for basic and diluted EPS are equal.

Reclassifications. Certain minor reclassifications in prior year balances have been made to conform to the current presentation, which had no effect on previously reported net income.

Recently Issued Accounting Pronouncements

None.

3. VARIABLE INTEREST ENTITIES

GED. Our investment in unconsolidated joint venture was comprised of a 50% ownership interest in GED, a joint venture between us and HRI. GED had a management agreement through August 31, 2011 with HRI for the management of Harrington Raceway and Casino (“Harrington”) (formerly known as Midway Slots and Simulcast), which is located in Harrington, Delaware.  Under the terms of the joint venture agreement, as restructured in 2007, we received the greater of 50% of GED’s member distribution as prescribed under the joint venture agreement, or a 5% growth rate in its 50% share of GED’s prior year member distribution through the expiration of the GED management contract on August 31, 2011.  GED was a variable interest entity due to the fact that we had limited exposure to risk of loss. Therefore, we did not consolidate, but accounted for its investment using the equity method.

We sold our interest in GED to HRI during the fourth quarter of 2011 and we therefore had no investment in GED as of December 31, 2011.

GED had no non-operating income or expenses, was treated as a partnership for income tax reporting purposes and consequently recognized no federal or state income tax provision.  As a result, income from operations for GED is equal to its net income for each period presented, and there were no material differences between GED’s income for financial and tax reporting purposes.

GED CONDENSED STATEMENT OF INCOME INFORMATION
(In thousands)

	Twelve Months Ended:
	December 31, 2012	December 31, 2011
Revenues	$--	$21,292
Net income	--	3,507

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

As of December 31, 2011 GEM’s current assets were $2.5 million and included the FireKeepers management fee receivable.

An unaudited summary of GEM’s operations follows (In thousands):

GEM CONDENSED BALANCE SHEET INFORMATION

	December 31, 2012	December 31, 2011
Current assets	$--	$2,457
Long-term assets	--	7,916
Current liabilities	--	90

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Twelve Months Ended:
	December 31, 2012	December 30, 2011
Revenues	$5,340	$23,256
Net income	4,362	20,494

4.  NOTES RECEIVABLE, TRIBAL GOVERNMENTS

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

5. CONTRACT RIGHTS

Contract rights were comprised of the following as of December 31, 2012 and December 31, 2011 (in thousands):

2012	Cost	Accumulated Amortization	Disposal	Net
FireKeepers project, initial cost	$4,155	$(1,583)	$(2,572)	$--
FireKeepers project, additional	13,210	(5,503)	(7,707)	--
	$17,365	$(7,086)	$(10,279)	$--

2011	Cost	Accumulated amortization	Disposal	Net
FireKeepers project, initial cost	$4,155	$(1,434)	$--	$2,721
FireKeepers project, additional	13,210	(5,058)	--	8,152
	$17,365	$(6,492)	$--	$10,873

Amortization over the management contract period (seven years) commenced on the additional contract rights at the opening date of the FireKeepers Casino on August 5, 2009. Of the remaining contract rights, $7.5 million were sold with our interest in GEM, to the FDA on March 30, 2012, and the remaining $2.8 million were expensed.

6. GOODWILL & OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with Silver Slipper, Rising Star and Stockman’s operations. Goodwill was $14.7 million for Silver Slipper, $1.6 million for Rising Star and $5.8 million for Stockman’s as of December 31, 2012.  Goodwill was $1.6 million for Rising Star and $5.8 million for Stockman’s as of December 31, 2011.  Our review of Stockman’s and Rising Star goodwill as of December 31, 2012, resulted in approximately a 1% and 19% excess, respectively, of estimated fair value over the carrying value of goodwill and related assets using a market approach considering an earnings multiple of 6.25 times. These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman’s and the Rising Star, although there is always some uncertainty in key assumptions including projected future earnings growth.

We acquired the Rising Star on April 1, 2011 for approximately $52.0 million. The goodwill of $1.6 million is the excess purchase price over the assets purchased. We acquired the Silver Slipper on October 1, 2012 for approximately $69.3 million, exclusive of cash and working capital in the amount $6.7 million and $2.9 million, respectively. The goodwill of $14.7 million is the excess purchase price over the assets purchased.

	Year ended December 31, 2012 (in thousands)
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Stockman’s Goodwill	$5,809	$--	$5,809
Rising Star Goodwill	1,647	--	1,647
Silver Slipper Goodwill	--	14,671	14,671
Goodwill, net of accumulated impairment losses	$7,456	$14,671	$22,127

	Year ended December 31, 2011 (in thousands)
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Stockman’s Goodwill	$10,309	$(4,500)	$5,809
Rising Star Goodwill	--	1,647	1,647
Goodwill, net of accumulated impairment losses	$10,309	$(2,853)	$7,456

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):

	December 31, 2012
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(992)	$--	$708
Player Loyalty Program - Silver Slipper	3	5,900	(492)	--	5,408
Land Lease and Water Rights - Silver Slipper	46	1,420	(23)	--	1,397
Wells Fargo Bank Loan Fees	5	2,614	(924)	(1,690)	-
Capital One Bank Loan Fees	3	4,671	(434)	--	4,237
ABC Funding, LLC Loan Fees	4	984	(62)	--	922

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	--	115
Gaming License-Nevada	Indefinite	542	--	--	542
Trademarks	Indefinite	36	--	--	36
		$27,882	$(2,927)	$(1,690)	$23,265

	December 31, 2011
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program-Rising Star	3	$1,700	$(425)	$--	$1,275
Nevada State Bank Loan Fees	15	219	(219)	--	--
Wells Fargo Bank Loan Fees	5	2,614	(716)	--	1,898

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License- Nevada	Indefinite	485	- -	32	517
Trademarks	Indefinite	27	--	2	29
		$14,945	$(1,360)	$34	$13,619

Player Loyalty Program

The player loyalty programs represent the value of repeat business associated with Silver Slipper’s and Rising Star’s loyalty programs.  The value of $5.9 million and $1.7 million of the Silver Slipper and Rising Star player loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analysis for the active rated player was based on projected revenues and attrition rates.  Silver Slipper and Rising Star maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.

Land Lease and Water Rights

In November 2004, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel, on which the Silver Slipper was subsequently built, as discussed in Note 11. The $1.0 million land lease represents the excess fair value of the land over the estimated net present value of the land lease payments. The $0.4 million of water rights represents the fair value of the water rights based upon the current market rate in Hancock County, Mississippi.

Loan Fees

Loan fees incurred and paid as a result of debt instruments were accumulated and amortized over the term of the related debt, based on an effective interest method.  Loan fees incurred for Nevada State Bank resulted from the credit facility to purchase Stockman’s in 2007.  In March 2011, the credit facility with Nevada State Bank was terminated and the amortization of the loan fees was accelerated.  We recognized amortization expense of $0.2 million during the first quarter of 2011 as a result of the termination. On October 29, 2010 we entered into the Wells Fargo Credit Agreement. In December 2010, we entered into a Commitment Increase Agreement to increase the funds available under the Wells Fargo Credit Agreement.  Loan fees related to the Wells Fargo debt were $2.6 million and were to be amortized over the five-year term of the loan.  We paid off the remaining $25.3 million in debt, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the interest rate swap agreement related to the Wells Fargo Credit Agreement as of March 30, 2012 and therefore expensed the net remaining loan fees of $1.7 million, after the necessary amortization expense in the first quarter of 2012.  We incurred $4.7 million related to obtaining the First Lien Credit Agreement with Capital One, as administrative agent and $1.0 million related to obtaining the Second Lien Credit Agreement with ABC Funding, LLC as administrative agent as discussed in Note 8, which are being amortized over the terms of the agreements beginning October, 2012. The aggregate amortization was $0.7 million and $0.8 million for the twelve months ended December 31, 2012 and December 31, 2011, respectively.

Gaming Licenses

Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of $9.9 million of the Rising Star gaming license was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We reviewed existing gaming licenses as of December 31, 2011 and recognized a write down of $0.03 million related to gaming licensing costs pertaining to a former director, who is no longer affiliated with the organization and $0.02 million related to costs for a new license to be obtained. We incurred $0.1 million in costs related to obtaining a Mississippi gaming license for the purchase of all of the outstanding membership interest of Silver Slipper Casino Venture LLC which owns and operates the Silver Slipper.

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

Current & Future Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives.  The aggregate amortization expense was $1.7 million and $1.3 million for the twelve months ended December 31, 2012 and December 31, 2011, respectively.

Total amortization expense for intangible assets for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is anticipated to be approximately $4.5 million, $4.0 million, $2.8 million, $0.3 million, and $0.1 million, respectively.

7. PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consists of the following (in thousands):

	2012	2011
Land and improvements	$9,907	$10,568
Buildings and improvements	70,401	25,805
Furniture and equipment	19,649	13,376
	99,957	49,749
Less accumulated depreciation	(16,284)	(11,081)
	$83,673	$38,668

8. LONG-TERM DEBT

At December 31, 2012 and 2011, long-term debt consists of the following (in thousands):

	2012	2011
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funding on October 1, 2012, maturing October 1, 2015, interest greater of elected LIBOR, or 1.0%, plus margin [4.00%-4.75%], LIBOR rate elections can be made based on a 30 day, 60 day, 90 day or six-month LIBOR and margins are adjusted quarterly. (4.75% during the quarter and year ended December 31, 2012)	$48,750	$--
Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, interest rate is fixed at 13.25% per annum. (13.25% during the quarter and year ended December 31, 2012)	20,000	--
Term loan agreement, $33.0 million on October 29, 2010, scheduled maturity June 30, 2016, interest greater of 1 month LIBOR, or 1.5%, plus margin [4.5%-5.5%], LIBOR rates and margins are adjusted quarterly. (7.0% during the quarter and year ended December 31, 2011)	--	26,400
Swap agreement, $20.0 million on January 7, 2011, effective April 1, 2011, scheduled maturity April 1, 2016, interest received based on 1 month LIBOR, and paid at a fixed rate of 1.9% through August 31, 2011. The Swap was re-designated in September 2011 with interest to be received at the greater of 1.5% or 1 month LIBOR, and paid at a fixed rate of 3.06% until maturity. (average net settlement rates during the quarter and year ended December 31, 2011 were 1.56% and 1.62%, respectively)	--	537
Less current portion	(2,500)	(4,950)
	$66,250	$21,987

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

First and Second Lien Credit Agreements. On June 29, 2012, we entered into the First Lien Credit Agreement with Capital One, which provides for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  On October 1, 2012, we entered into a Second Lien Credit Agreement with ABC Funding, LLC as administrative agent which provides for a term loan in an amount up to $20.0 million. We funded the purchase of Silver Slipper with the full amount of the $50.0 million term loan under the First Lien Credit Agreement and the full amount of the Second Lien Credit Agreement. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available. The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit Agreement.

We have elected to pay interest on the First Lien Credit Agreement based on a LIBOR rate as set forth in the agreement. LIBOR rate elections can be made based on 30 day, 60 day, 90 day or six-month LIBOR. The LIBOR rate is a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We will pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum.

The First and Second Lien Credit Agreements contain customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of their business.  The First and Second Lien Credit Agreements require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, a fixed charge coverage ratio and a capital expenditures ratio each as set forth in the agreements.  We measure compliance with our covenants on a quarterly basis and we are currently in compliance, however, there can be no assurances that we will remain in compliance with all covenants in the future, particularly in light of the current difficult economic conditions and related uncertainties.  The First and Second Lien Credit Agreements also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control.

As of December 31, 2012, we elected, at our discretion, to prepay the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs. We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter.  We are required to pay the entire outstanding principal on the First and Second Lien Credit Agreements, together with all accrued and unpaid interest thereon, on the respective maturity dates.  Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

Scheduled maturities of long-term debt as of the most recent balance sheet presented are as follows, for the annual periods ended December 31 (in thousands):

2013	$2,500
2014	5,000
2015	41,250
2016	20,000
$68,750

9. DERIVATIVE INSTRUMENTS

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

For the years ended December 31, 2012 and 2011, we paid interest on the hedged portion of the debt ($18.0 million) at an average net rate of 8.56% and 8.62%, respectively and paid interest on the non-hedged portion of the debt ($13.0 million) at a rate of 7.0%.  For the years ended December 31, 2012 and 2011, the weighted average cash interest rate paid on the debt was 8.16%, including Swap interest and loan interest.

The net effect of our floating-to-fixed interest rate Swap resulted in an increase in interest expense of $0.7 million and $0.02 million for the years ended December 31, 2012 and 2011, respectively, as compared to the contractual rate of the underlying hedged debt for the period.

10. INCOME TAXES

The income tax provision consists of the following (in thousands):

		2012	2011
Current:	Federal	$15,390	$4,398
	State	1,509	2,247
		16,899	6,645
Deferred:	Federal	(1,712)	(3,131)
	State	(12)	(274)
		(1,724)	(3,405)
		$15,175	$3,240

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 35% to consolidated income before income taxes is as follows (in thousands):

	2012	2011
Tax provision at U.S. statutory rate	$15,053	$1,898
State taxes, net of federal benefit	1,067	1,290
Other (benefit)	(945)	52
	$15,175	$3,240

At December 31, 2012 and 2011, our deferred tax assets (liabilities) consist of the following (in thousands):

	2012	2011
Deferred tax assets:
Deferred compensation	$1,713	$1,162
Depreciation of fixed assets	595	886
Intangible assets and amortization	591	388
Acquisition fees	--	283
Notes receivable	--	258
Interest in partnerships	--	203
Accrued expenses	933	--
Chip and token liability	93	--
Allowance for doubtful accounts	150	--
Other	531	28
	4,606	3,208
Deferred tax liabilities:
Amortization of gaming rights and unrealized gain on tribal receivables	--	(936)
Prepaid expenses	(1,310)	(667)
Interest in partnerships	(176)	--
Federal liability due to expected prepayment from amended Michigan modified business tax returns	--	(152)
Allowance for doubtful accounts	--	(56)
	(1,486)	(1,811)
	$3,120	$1,397

Management has made an annual analysis of its state and federal tax returns that remain subject to examination by major authorities (presently consisting of tax years 2009 through 2011) and concluded that we have no recordable liability as of December 31, 2012 or 2011, for unrecognized tax benefits as a result of uncertain tax positions taken.

In November 2010, we were notified by the Department of Treasury’s Internal Revenue Service (IRS) of their initial conclusion regarding their audit of GEM for the 2009 tax year.  Effective January 10, 2012 the IRS audit of GEM was completed and GEM received a ‘No Adjustments Letter’ from the IRS, which stated there are no proposed adjustments to the 2009 returns.  As part of the IRS audit, we amended our 2010 Federal tax return to reflect an amount due related to cumulative accrued interest income.  The tax liability was $0.5 million, 50% of which was a liability of RAM.  We made a payment of $0.2 million to the IRS which reduced our deferred tax liability and had no impact on net income.

11. COMMITMENTS AND CONTINGENCIES

Operating leases. On December 1, 2012, we amended and extended our corporate office lease through May 2018. Effective December 2010, Stockman’s entered into a lease agreement as lessee for its primary outdoor casino sign until November 2015. On June 28, 2011, Gaming Entertainment (Nevada) LLC (Grand Lodge) entered into a lease agreement with Hyatt Equities LLC for approximately 20,900 square feet of building space occupied by the Grand Lodge gaming operations, as well as associated gaming office space.

In November 2004, Silver Slipper entered into the Land Lease, which includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel, on which the Silver Slipper was subsequently built, as discussed in Note 6.  In December 2010, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately five acres of land occupied by the Silver Slipper gaming office and warehouse space. On January 31, 2012 Silver Slipper entered into a lease agreement with Chelsea Company, LLC for a small parcel of land with a building which may be occupied by a future proposed Silver Slipper welcome center. On January 11, 2013 Silver Slipper terminated a previous restaurant lease agreement with Diamondhead Country Club & Property Owners Association (“DCCPOA”), and entered into a contract to purchase services to be provided by DCCPOA related to its golf and country club.

Land Lease buyout. The Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”), as well as an exclusive option to purchase a four acre portion of the leased land (“4 Acre Parcel Purchase Option“), which may be exercised at any time in conjunction with a hotel development during the term of the lease for $2.0 million. On February 26, 2013, Silver Slipper entered into a third amendment to the Land Lease which amended the term and Purchase Option provisions of the Land Lease. The term of the Land Lease was extended to April 30, 2058, and the Purchase Option was extended through October 1, 2027 and may only be exercised after February 26, 2019. If there is no change in ownership, the purchase price will be $15.5 million, less $2.0 million if the 4 Acre Parcel Purchase Option has been previously exercised, plus a retained interest in Silver Slipper operations of 3% of net income. In the event that we sell or transfer substantially all of the assets of our ownership in Silver Slipper, then the purchase price will increase to $17.0 million.

The total rent expense for all operating leases for the years ended December 31, 2012 and 2011 was $1.9 and $0.7 million, respectively.

Future minimum lease payments are as follows (in thousands):

2013	$2,814
2014	2,780
2015	2,761
2016	2,217
2017	1,217
Thereafter	37,958
$49,747

Employment agreements. We are obligated under employment agreements with certain key employees that provide the employee with a base salary, bonus, restricted stock grants and other customary benefits and severance in the event the employee is terminated without cause or due to a “change of control,” as defined in the agreements. The severance amounts vary with the term of the agreement and can be up to two years’ base salary and an average bonus calculated as earned in the previous three years or as a percentage of base salary. If such termination occurs within two years of a change of control, as defined in the agreements, or by us without cause, the employee will receive a lump sum payment equal to no less than six months to one year’s annual base salary, a lump sum cash payment equal to the average bonus earned in the previous one to three years or calculated as a percentage of base salary, and the acceleration and vesting of all unvested shares and stock-based grants awarded upon the date of change of control in some instances, along with insurance costs, 401(k) matching contributions and certain other benefits total ranging from $3.8 million to $4.3 million, in the aggregate.

In the event the employee’s employment terminates due to illness, incapacity or death, the severance amounts vary with the term of the agreement and can be up to two years’ base salary, an amount equal to the prior year bonus on a pro-rata basis to date of termination, reimbursement of expenses incurred prior to date of termination, and applicable insurance and other group benefit proceeds, including those due under our long-term disability plan with an expected cost ranging from $0.3 million to $1.8 million per employee.

In December 2012, we signed a severance agreement with our general counsel which provided for a total severance distribution payment of $0.2 million.  As of December 31, 2012, we had accrued $0.2 million related to this severance agreement.

Defined Contribution Pension Plan. We sponsor a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us.  Matching contributions made by us were $0.6 million and $0.4 million for 2012 and 2011, excluding nominal administrative expenses assumed.

Legal matters. We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business.  We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations.  We maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings.

12. SHARE-BASED COMPENSATION PLANS

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) will vest on June 1, 2013.  The remaining shares have a three year vesting schedule as follows:  20,001 vested on June 1, 2012, 20,001 will vest on June 1, 2013 and 19,998 on June 1, 2014.  Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested shares are viewed as a series of individual awards and the related share-based compensation expense will be amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

We recognized stock compensation expense of $1.2 million and $0.7 million for the twelve months ended December 31, 2012 and December 31, 2011, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At December 31, 2012 and 2011, we had deferred share-based compensation of $0.6 million and $1.8 million, respectively.

The following table summarizes our restricted stock activity relative to share-based compensation for 2012 and 2011:

	2012		2011
	Shares	Weighted average grant date value (per share)	Shares	Weighted average grant date value (per share)
Unvested at beginning of year	660,000	$3.88	--	$--

Issued	--	--	660,000	3.88
Vested	(20,001)	3.88	--	--
Forfeited	--	--	--	--
Unvested at end of year	639,999	3.88	660,000	3.88

In the second quarter of 2012 and 2011, we issued 6,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $0.02 million in each year based on the closing price of our stock of $2.95 and $4.01, respectively, with no discount. Since the shares were fully vested at the date of grant, we recognized share-based compensation expense of $0.02 million in each year related to these grants.

13. ACQUISITION OF SILVER SLIPPER CASINO

On March 30, 2012, we entered into a Membership Interest Purchase Agreement with Silver Slipper Casino Venture LLC to acquire all of the outstanding membership interest of the entity operating the Silver Slipper in Bay St. Louis, Mississippi. The purchase price was approximately $69.3 million, exclusive of estimated cash, net working capital balances, fees and expenses and other adjustments as customary, as of October 1, 2012.

On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Hancock County, Mississippi. The purchase price of approximately $69.3 million, exclusive of cash and working capital in the amount $6.7 million and $2.9 million, respectively, was funded by a $50.0 million first lien term loan provided by Capital One as administrative agent and the lenders identified in the First Lien Credit Agreement dated June 29, 2012 and a $20.0 million second lien term loan provided by ABC Funding, LLC as administrative agent and the lenders identified in the Second Lien Credit Agreement dated October 1, 2012, as discussed in Note 8.  The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.  The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit agreement.

Through December 31, 2012 and December 31, 2011, we had incurred $1.6 million and $0.0 million in Silver Slipper acquisition related expenses, respectively, which are included in project development and acquisition expense.  In conjunction with closing on the First and Second Lien Credit Agreements, we incurred $5.7 million in financing related fees, which are located on the balance sheet under loan fees.

The purchase price was allocated in the fourth quarter of 2012 as follows (in millions):

Building	$42.2
Land improvements	0.5
Equipment	4.6
Intangibles	1.4
Player loyalty program	5.9
Goodwill (excess purchase price over the assets purchased)	14.7
Working capital	2.9
$72.2

The goodwill is the excess purchase price over the assets purchased and is primarily attributable to the assembled workforce and the synergies expected to arise due to our acquisition of the Silver Slipper.  The valuation above includes a net working capital amount of $2.9 million.

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

	Twelve months ended December 31, (In thousands)
	2012	2011
Net revenues	$171,495	$162,721
Depreciation and amortization	12,647	13,795
Operating income	51,368	23,293
Net income (loss) attributable to the Company	21,999	(103)
Net income (loss) per share	$1.18	$(0.01)

14. SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the twelve months ended December 31, 2012 and 2011. The casino operation segments include the Silver Slipper’s operation in Bay St. Louis, Mississippi, Rising Star’s operation in Rising Sun, Indiana, the Grand Lodge’s operation in Lake Tahoe, Nevada and Stockman’s operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development / management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder in Santa Fe, New Mexico, and the Michigan and Delaware joint ventures. The Corporate segment includes our general and administrative expenses.

Selected statement of operations data as of and for 2012 and 2011 is as follows (in thousands):
2012	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Revenues	$22,313	$86,291	$12,861	$7,295	$--	$128,760
Selling, general and administrative expense	6,292	19,398	4,670	136	6,507	37,003
Depreciation and amortization	909	4,163	1,211	592	9	6,884
Operating gains (losses)	--	--	--	41,189	--	41,189
Operating income (loss)	3,851	5,746	663	46,196	(6,818)	49,638
Income (loss) attributable to Company	2,539	2,158	456	30,108	(7,427)	27,834

2011	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Revenues	$12,313	$68,957	$--	$24,186	$5	$105,461
Selling, general and administrative expense	3,541	16,378	--	610	4,900	25,429
Depreciation and amortization	1,051	3,550	--	2,372	28	7,001
Operating gains (losses)*	(4,500)	--	--	2,878	--	(1,622)
Operating income (loss)	(3,433)	4,240	--	23,556	(5,190)	19,173
Income (loss) attributable to Company	(2,266)	1,250	--	9,079	(5,720)	2,343
*Operating gains (losses) include impairment losses.

Selected balance sheet data as of December 31, 2012 and 2011 is as follows (in thousands):

	Casino Operations
2012	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Total assets	$16,964	$51,054	$72,911	$96	$21,700	$162,725
Property and equipment, net	6,988	29,632	47,024	--	29	83,673
Goodwill	5,809	1,647	14,671	--	--	22,127
Liabilities	2,281	5,817	3,020	--	70,474	81,592

	Casino Operations
2011	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Total assets	$18,489	$54,923	$--	$13,193	$8,013	$94,618
Property and equipment, net	7,351	31,296	--	--	21	38,668
Goodwill	5,809	1,647	--	--	--	7,456
Liabilities	4,604	9,649	--	103	24,817	39,173

15. SUBSEQUENT EVENTS

On February 26, 2013, Silver Slipper entered into a third amendment to the Land Lease which amended the term and Purchase Option provisions of the Land Lease. The term of the Land Lease was extended to April 30, 2058, and the Purchase Option was extended through October 1, 2027 and may only be exercised after February 26, 2019. If there is no change in ownership, the purchase price will be $15.5 million, less $2.0 million if the 4 Acre Parcel Purchase Option has been previously exercised, plus a retained interest in Silver Slipper operations of 3% of net income. In the event that we sell or transfer substantially all of the assets of or ownership in Silver Slipper, then the purchase price will increase to $17.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2012, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting — On October 1, 2012, we acquired the Silver Slipper. Management is currently continuing its assessment of the effectiveness of the newly acquired property’s internal controls.  We have a period of one year from the respective acquisition date to complete our assessment of effectiveness of the internal controls of newly acquired operations and to take the required actions to ensure that adequate internal controls and procedures are in place.

  Upon completion of our assessment of the effectiveness of the internal controls, as well as implementation of certain controls and procedures, we will provide a conclusion in our quarterly report on Form 10-Q for the fiscal quarter ending September 30, 2013 about whether or not our internal control over financial reporting related to the respective acquisitions was effective as of the corresponding reporting period, based on the criteria in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2013 and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors - Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the caption “Certain Transactions” in our Proxy Statement and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:

● Report of Independent Registered Public Accounting Firm;
● Consolidated Balance Sheets as of December 31, 2012 and 2011;
● Consolidated Statements of Operations for the years ended December 31, 2012 and 2011;
● Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011;
● Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011;
●           Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibit Number	Exhibit Description

2.1
Asset Purchase Agreement by and between Grand Victoria Casino & Resort, L.P. and Full House Resorts, Inc., dated as of September 10, 2010 (Incorporated by reference to Exhibit 2.1 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010. )

2.2
Equity Purchase Agreement dated March 30, 2012 by and among Full House Resorts, Inc.; Firekeepers Development Authority, an unincorporated instrumentality and political subdivision of the Nottawaseppi Huron Band of Potawatomi Indians; RAM Entertainment, LLC and Robert A. Mathewson. (Incorporated by reference to Exhibit 2.1 to Full House’s Quarterly Report on Form 10-Q filed on May 8, 2012)

2.3
Membership Interest Purchase Agreement by and between the Sellers named therein, Full House Resorts, Inc. and Silver Slipper Casino Venture LLC, dated as of March 30, 2012 (Incorporated by reference to Exhibit 2.01 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2012)

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

10.2	Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to Full House’s Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 14, 2006)

10.3
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.4
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007) +

10.5
Letter Agreement dated November 12, 2012, between Full House Resorts, Inc. and T. Wesley Elam (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2012) +

10.6	Employment Agreement, dated December 7, 2012, between Full House Resorts, Inc. and Deborah J. Pierce. +*

10.7
Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-k filed with the Securities and Exchange Commission on June 30, 2011.)

10.8
Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.2 to Full House’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011.)

10.9
First Lien Credit Agreement dated as of June 29th, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and Capital One, National Association as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Full House’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2012)

10.10
Second Lien Credit Agreement dated as of October 1, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and ABC Funding, LLC as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 5, 2012)

10.11	Lease Agreement with Option to Purchase dated as of November 17, 2004, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant.*

10.12	First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant.*

10.13	Second Amendment to Lease Agreement with Option to Purchase dated as of September 26, 2012, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant.*

10.14	Third Amendment to Lease Agreement with Option to Purchase dated as of February 26, 2013, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant.*

21	List of Subsidiaries of Full House Resorts, Inc. *

23	Consent of Piercy Bowler Taylor & Kern Certified Public Accountants*

31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.3	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.3	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith.

+	Executive compensation plan or arrangement

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: March 5, 2013	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ ANDRE M. HILLIOU	March 5, 2013
Andre M. Hilliou, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ DEBORAH J. PIERCE	March 5, 2013
Deborah J. Pierce, Chief Financial Officer
(Principal Financial Officer)

/s/ LEE A. IACOCCA	March 5, 2013
Lee A. Iacocca, Director

/s/ KENNETH R. ADAMS	March 5, 2013
Ken Adams, Director

/s/ CARL G. BRAUNLICH	March 5, 2013
Carl G. Braunlich, Director

/s/ KATHLEEN MARSHALL	March 5, 2013
Kathleen Marshall, Director

/s/ MARK J. MILLER	March 5, 2013
Mark J. Miller, Director and Chief Operating Officer