Form 10-Q
period 2013-03-31
FULL HOUSE RESORTS INC
filed 2013-05-08
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 8, 2013, there were 18,729,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenues
Casino	$35,792	$25,715
Food and beverage	2,146	1,327
Hotel	127	116
Management fees	477	5,810
Other operations	584	359
	39,126	33,327
Operating costs and expenses
Casino	18,050	14,771
Food and beverage	2,075	1,175
Hotel	130	144
Other operations	1,273	1,152
Project development and acquisition costs	43	97
Selling, general and administrative	12,234	8,561
Depreciation and amortization	2,210	1,865
	36,015	27,765
Operating gains
Gain on sale of joint venture	--	40,762
	--	40,762

Operating income	3,111	46,324
Other income (expense)
Interest expense	(1,885)	(734)
Gain on derivative instrument	--	8
Other (expense) income	(3)	5
Loss on extinguishment of debt	--	(1,719)
Other expense, net	(1,888)	(2,440)
Income before income taxes	1,223	43,884
Income tax expense	647	15,854
Net income	576	28,030
Income attributable to non-controlling interest in consolidated joint venture	--	(2,181)
Net income attributable to the Company	$576	$25,849

Net income attributable to the Company per common share	$.03	$1.38

Weighted-average number of common shares outstanding	18,721,816	18,673,681

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$24,563	$20,603
Accounts receivable, net of allowance for doubtful accounts of $748 and $959	2,302	2,657
Prepaid expenses	3,249	5,744
Deferred tax asset	2,110	2,110
Deposits and other	1,207	1,225
	33,431	32,339

Property and equipment, net of accumulated depreciation of $17,829 and $16,283	83,341	83,673

Other long-term assets
Goodwill	22,127	22,127
Intangible assets, net of accumulated amortization of $2,162 and $1,506	17,544	18,106
Long-term deposits	301	301
Loan fees, net of accumulated amortization of $991 and $496	4,687	5,159
Deferred tax asset	1,020	1,020
	45,679	46,713
	$162,451	$162,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,371	$2,532
Income tax payable	--	7
Accrued player club points and progressive jackpots	2,221	2,378
Accrued payroll and related	3,765	4,107
Other accrued expenses	3,282	3,808
Current portion of long-term debt	5,000	2,500
	16,639	15,332

Long-term debt, net of current portion	63,750	66,250
Deferred tax liability	10	10
	80,399	81,592
Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,086,276 and 20,036,276 shares issued	2	2
Additional paid-in capital	45,050	44,707
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	38,654	38,078
	82,052	81,133
	$162,451	$162,725

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in Capital	Treasury stock		Retained earnings	Non-controlling interest	Total stockholders’ equity
Three months ended March 31, 2013	Shares	Dollars		Shares	Dollars

Beginning balances	20,036	$2	$44,707	1,357	$(1,654)	$38,078	$--	$81,133
Issuance of share-based compensation	50	--	--	--	--	--	--	--
Previously deferred share-based compensation recognized	--	--	343	--	--	--	--	343
Net income	--	--	--	--	--	576	--	576
Ending balances	20,086	$2	$45,050	1,357	$(1,654)	$38,654	$--	$82,052

	Common stock		Additional paid-in Capital	Treasury stock		Retained earnings	Non-controlling interest	Total stockholders equity
Three months ended March 31, 2012	Shares	Dollars		Shares	Dollars

Beginning balances	20,030	$2	$43,448	1,357	$(1,654)	$8,508	$5,141	$55,445
Previously deferred share-based compensation recognized	--	--	310	--	--	--	--	310
Distribution to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(3,586)	(3,586)
Sale of interest in joint venture	--	--	--	--	--	1,736	(3,736)	(2,000)
Net income	--	--	--	--	--	25,849	2,181	28,030
Ending balances	20,030	$2	$43,758	1,357	$(1,654)	$36,093	$--	$78,199

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March, 31,
	2013	2012
Net cash provided by operating activities
	$5,299	$8,059
Cash flows from investing activities:
Purchase of property and equipment	(1,224)	(1,022)
Proceeds from sale of joint venture, less holdback	--	48,675
Other deposits	(94)	(79)
Deposits and other costs of Silver Slipper acquisition	--	(2,509)
Net cash (used in) provided by investing activities	(1,318)	45,065

Cash flows from financing activities:
Repayment of long term debt and swap	--	(26,937)
Distributions to non-controlling interest in consolidated joint venture	--	(2,588)
Other	(21)	--
Net cash used in financing activities	(21)	(29,525)

Net increase in cash and equivalents	3,960	23,599
Cash and equivalents, beginning of period	20,603	14,707
Cash and equivalents, end of period	$24,563	$38,306

	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,370	$548
Cash from income tax refund, net of cash paid for income taxes	$(1,474)	$343
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash distributions for non-controlling interest in consolidated joint venture	$--	$1,000

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 6, 2013, for the year ended December 31, 2012, from which the balance sheet information as of that date was derived.  Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share attributable to the Company.  The results of operations for the period ended March 31, 2013, are not necessarily indicative of results to be expected for the year ending December 31, 2013.

The consolidated financial statements include all of our accounts and the accounts of our wholly-owned subsidiaries, including Silver Slipper Casino Venture, LLC (“Silver Slipper”), Gaming Entertainment (Indiana) LLC (“Rising Star”), Gaming Entertainment (Nevada) LLC (“Grand Lodge”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), our 50%-owned investee was jointly owned by RAM Entertainment, LLC (“RAM”), until March 30, 2012, when the sale of RAM and our interest in GEM closed, and has been consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation”.  All material intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

Recently issued authoritative standards issued after January 1, 2013 have been reviewed.  The new guidance currently has no impact on our financial statements.

2.	SHARE-BASED COMPENSATION

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) will vest on June 1, 2013.  The remaining shares have a three year vesting schedule as follows:  20,001 vested on June 1, 2012, 20,001 will vest on June 1, 2013 and 19,998 will vest on June 1, 2014.  On January 15, 2013, our compensation committee approved the issuance of 50,000 additional shares of restricted stock, then valued at the closing price of our stock ($3.22), with no discount. These shares will vest over three years, 16,667 on June 1, 2013, 16,667 on June 1, 2014 and 16,666 on June 1, 2015. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested grants are viewed as a series of individual awards, and the related share-based compensation expense is recorded as deferred compensation expense, reported as a reduction of stockholder’s equity, and is amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

We recognized stock compensation expense of $0.3 million for each of the three months ended March 31, 2013 and March 31, 2012. Share based compensation expense related to the amortization of the restricted stock issued was included in selling, general and administrative expense. At March 31, 2013 and December 31, 2012, we had deferred share-based compensation of $0.4 million and $0.6 million, respectively.

3.	VARIABLE INTEREST ENTITY

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

An unaudited summary of GEM’s operations follows (in thousands):

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	March 31, 2013	March 31, 2012
Revenues	$--	$5,340
Net income	--	4,362

4.             CONTRACT RIGHTS

We sold $7.5 million in contract rights with our interest in GEM, to the FireKeepers Development Authority (“FDA”) on March 30, 2012, and the remaining $2.8 million in contract rights was expensed.

5.             GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with Silver Slipper, Rising Star and Stockman’s operations. Goodwill was $14.7 million for Silver Slipper, $1.6 million for Rising Star and $5.8 million for Stockman’s as of March 31, 2013 and December 31, 2012. Impairment calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Silver Slipper, Rising Star and Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth.

A summary of the changes to goodwill is as follows (in thousands):

	Three months ended March 31, 2013
	Balance at beginning of the period	Changes during the period	Balance at end of the period
Stockman’s Goodwill	$5,809	$--	$5,809
Rising Star Goodwill	1,647	--	1,647
Silver Slipper Goodwill	14,671	--	14,671
Goodwill, net of accumulated impairment losses	$22,127	$--	$22,127

	Three months ended March 31, 2012
	Balance at beginning of the period	Changes during the period	Balance at end of the period
Stockman’s Goodwill	$5,809	$--	$5,809
Rising Star Goodwill	1,647	--	1,647
Goodwill, net of accumulated impairment losses	$7,456	$--	$7,456

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):

	March 31, 2013 (unaudited)

	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Assets, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,133)	$--	$567
Player Loyalty Program - Silver Slipper	3	5,900	(983)	--	4,917
Land Lease and Water Rights - Silver Slipper	46	1,420	(46)	--	1,374
Capital One Bank Loan Fees	3	4,671	(868)	9	3,812
ABC Funding, LLC Loan Fees	4	984	(123)	14	875

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	3	118
Gaming License-Nevada	Indefinite	542	--	87	629
Trademarks	Indefinite	36	--	3	39
		$25,268	$(3,153)	$116	$22,231

	December 31, 2012

	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Assets, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(992)	$--	$708
Player Loyalty Program - Silver Slipper	3	5,900	(492)	--	5,408
Land Lease and Water Rights - Silver Slipper	46	1,420	(23)	--	1,397
Wells Fargo Bank Loan Fees	5	2,614	(924)	(1,690)	-
Capital One Bank Loan Fees	3	4,671	(434)	--	4,237
ABC Funding, LLC Loan Fees	4	984	(62)	--	922

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	--	115
Gaming License-Nevada	Indefinite	542	--	--	542
Trademarks	Indefinite	36	--	--	36
		$27,882	$(2,927)	$(1,690)	$23,265

Player Loyalty Program

The player loyalty programs represent the value of repeat business associated with Silver Slipper’s and Rising Star’s loyalty programs.  The value of $5.9 million and $1.7 million of the Silver Slipper and Rising Star player loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analysis for the active rated players was based on projected revenues and attrition rates.  Silver Slipper and Rising Star maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.  The value of the player loyalty programs are amortized over a life of three years.

Land Lease and Water Rights

In November 2004, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel, on which the Silver Slipper was subsequently built. The lease was amended and extended on February 26, 2013, as discussed in Note 8 to the consolidated financial statements. The $1.0 million Land Lease represents the excess fair value of the land over the estimated net present value of the Land Lease payments. The $0.4 million of water rights represents the fair value of the water rights based upon the current market rate in Hancock County, Mississippi.

Loan Fees

Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. On March 30, 2012, we paid off the then remaining debt and interest rate swap (“Swap”), related to the Credit Agreement with Wells Fargo (“Wells Fargo Credit Agreement”), and therefore expensed the net remaining loan fees and incurred a $1.7 million loss on extinguishment of debt.

On October 1, 2012, we funded the purchase of the Silver Slipper with the full amount of the $50.0 million first lien term loan (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) and the full amount of the second lien term loan (“Second Lien Credit Agreement”) with ABC Funding, LLC, as discussed in Note 6 to the consolidated financial statements. We incurred $4.7 million in loan fees related to obtaining the First Lien Credit Agreement and $1.0 million in loan fees related to obtaining the Second Lien Credit Agreement which are amortized over the terms of the agreements, which began October 2012.

The aggregate loan fee amortization was $0.5 million and $0.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

Current Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives.  The aggregate amortization expense was $1.2 million and $0.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

6.             LONG-TERM DEBT

At March 31, 2013 and December 31, 2012, long-term debt consists of the following (in thousands):

	2013	2012
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funded on October 1, 2012, maturing October 1, 2015, interest greater of elected LIBOR, or 1.0%, plus margin [4.00%-4.75%], LIBOR rate elections can be made based on a 30 day, 60 day, 90 day or six-month LIBOR and margins are adjusted quarterly. (4.75% during the quarter ended March 31, 2013 and year ended December 31, 2012).	$48,750	$48,750
Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, interest rate is fixed at 13.25% per annum.	20,000	20,000
Less current portion	(5,000)	(2,500)
	$63,750	$66,250

First and Second Lien Credit Agreements. On June 29, 2012, we entered into the First Lien Credit Agreement with Capital One, which provided for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  On October 1, 2012, we entered into a Second Lien Credit Agreement with ABC Funding, LLC as administrative agent which provided for a term loan in an amount up to $20.0 million. We funded the purchase of Silver Slipper with the full amount of the $50.0 million term loan under the First Lien Credit Agreement and the full amount of the Second Lien Credit Agreement. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available. The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements. The Second Lien Credit Agreement is subject to the lien of the First Lien Credit Agreement. The First and Second Lien Credit Agreements contain customary negative covenants and events of default for transactions of this type.

We have elected to pay interest on the First Lien Credit Agreement based on a LIBOR rate plus a margin rate as set forth in the agreement. LIBOR rate elections can be made based on 30 day, 60 day, 90 day or six-month LIBOR. The LIBOR rate is a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We will pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum.

As of December 31, 2012, we elected, at our discretion, to prepay the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs. The next scheduled principal payment is due July 1, 2013. We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter.  We are required to pay the entire outstanding principal on the First and Second Lien Credit Agreements, together with all accrued and unpaid interest thereon, on the respective maturity dates. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

7.             DERIVATIVE INSTRUMENTS

During the three months ended March 31, 2012, we were subject to interest rate risk to the extent we borrowed against variable interest credit facilities under the prior Wells Fargo Credit Agreement, until our repayment of the then remaining debt on March 30, 2012.  We reduced our exposure to changes in interest rates by entering into the Swap with Wells Fargo Bank, N.A., which became effective on April 1, 2011.

Effective March 30, 2012 the Swap was terminated, and $0.5 million was paid, which reflected the fair value on that date, therefore, we no longer recognized the derivative as a liability on the balance sheet in long-term debt. Prior to the pay-off of the Swap, the derivative was marked to fair value and the adjustment of the derivative was recognized as income during the first quarter of 2012.  During the three months ended March 31, 2012, the weighted average cash interest rate paid on the debt was 8.16%, including Swap interest and loan interest.

8.             OPERATING LEASE COMMITMENTS

Operating leases. On December 1, 2012, we amended and extended our corporate office lease through May 2018. Effective December 2010, Stockman’s entered into a lease agreement as lessee for its primary outdoor casino sign until November 2015. On June 28, 2011, the Grand Lodge entered into a Casino Operations Lease (“Grand Lodge Lease”) with Hyatt Equities, L.L.C. for approximately 20,900 square feet of building space occupied by the Grand Lodge gaming operations, as well as associated gaming office space. On April 8, 2013, the Grand Lodge entered into a first amendment to the Grand Lodge Lease (the “Amendment”) with Hyatt Equities, L.L.C. amending the terms of the lease.  The Amendment extends the initial term of the Grand Lodge Lease until August 31, 2018 and makes certain other conforming changes. Except as set forth in the Amendment, all other terms of the Grand Lodge Lease remain in full force and effect.

Silver Slipper entered into the Land Lease in November 2004 as amended in March 2009, September 2012 and February 2013, which includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel, on which the Silver Slipper was subsequently built.  In December 2010, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately five acres of land occupied by the Silver Slipper gaming office and warehouse space through November 30, 2020. On January 31, 2012 Silver Slipper entered into a lease agreement with Chelsea Company, LLC for a small parcel of land with a building which may be occupied by a future proposed Silver Slipper welcome center, through December 31, 2019. On January 11, 2013 Silver Slipper terminated a previous restaurant lease agreement with Diamondhead Country Club & Property Owners Association (“DCCPOA”) and entered into a contract to purchase services to be provided by DCCPOA related to its golf and country club through December 31, 2019.

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

The total rent expense for all operating leases for the quarters ended March 31, 2013 and 2012 was $0.7 and $0.4 million, respectively.

9.             SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three months ended March 31, 2013 and 2012. The casino operation segments include the Silver Slipper’s operation in Bay St. Louis, Mississippi, Rising Star’s operation in Rising Sun, Indiana, the Grand Lodge’s operation in Lake Tahoe, Nevada and Stockman’s operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder in Santa Fe, New Mexico, and the Michigan joint venture. The Corporate segment includes our general and administrative expenses.

Selected statement of operations data for the three months ended March 31 (in thousands):

2013

	Casino Operations

	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$5,325	$19,614	$13,710	$477	$--	$39,126
Selling, general and administrative expense	1,484	4,405	4,606	--	1,739	12,234
Depreciation and amortization	180	747	1,281	--	2	2,210
Operating income (loss)	960	1,955	1,502	435	(1,741)	3,111
Net Income (loss) attributable to the Company	634	965	990	381	(2,394)	576

2012

	Casino Operations

	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$4,887	$22,630	$--	$5,810	$--	$33,327
Selling, general and administrative expense	1,568	5,017	--	136	1,840	8,561
Depreciation and amortization	242	1,028	--	593	2	1,865
Operating gains	--	--	--	40,762	--	40,762
Operating income (loss)	358	2,062	--	45,812	(1,908)	46,324
Net Income (loss) attributable to the Company	234	(1,038)	--	30,109	(3,456)	25,849

Selected balance sheet data as of March 31, 2013 and December 31, 2012 (in thousands):

2013

	Casino Operations

	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$16,004	$50,552	$72,157	$96	$23,642	$162,451
Property and equipment, net	6,897	29,436	46,977	--	31	83,341
Goodwill	5,809	1,647	14,671	--	--	22,127
Liabilities	2,076	5,495	2,707	--	70,121	80,399

2012

	Casino Operations

	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$16,964	$51,054	$72,911	$96	$21,700	$162,725
Property and equipment, net	6,988	29,632	47,024	--	29	83,673
Goodwill	5,809	1,647	14,671	--	--	22,127
Liabilities	2,281	5,817	3,020	--	70,474	81,592

10.           SUBSEQUENT EVENT

On April 8, 2013, the Grand Lodge entered into an Amendment to the Grand Lodge Lease with Hyatt Equities, L.L.C. amending the terms of the lease, as discussed in Note 8 to the consolidated financial statements.  The Amendment extends the initial term of the Grand Lodge Lease until August 31, 2018 and makes certain other conforming changes. Except as set forth in the Amendment, all other terms of the Grand Lodge Lease remain in full force and effect.

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

Overview

We own, develop, manage, and/or invest in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and we have been successful in our long-term strategy to transition from primarily a management company to primarily an owner/operator of regional casino operations with our significant acquisitions of the Rising Star Casino Resort (“Rising Star”) in 2011 and the Silver Slipper Casino Venture, LLC (“Silver Slipper”) in 2012.  With the sale of the management agreement for the FireKeepers Casino in Michigan also in 2012, we have transitioned the primary source of our revenues to owned entities. Our current ongoing strategy is to continue to create memorable experiences through customer service, employee engagement and entertainment.

We own and operate the Silver Slipper in Bay St. Louis, Mississippi, the Rising Star in Rising Sun, Indiana, and Stockman’s Casino (“Stockman’s”) in Fallon, Nevada, and we lease and operate the Grand Lodge Casino (“Grand Lodge”) in Incline Village, Nevada. We receive management fees from our management agreement with the Pueblo of Pojoaque for the management of the Buffalo Thunder in Santa Fe, New Mexico, (“Buffalo Thunder”) along with the Pueblo’s Cities of Gold and Sports Bar casino facilities, which is in effect through September 23, 2014.

On October 1, 2012, we purchased the Silver Slipper for a price of approximately $69.3 million and $6.7 million in cash, exclusive of net working capital balances, fees and expenses and other adjustments. We entered into the first lien term loan (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) on June 29, 2012 and the second lien term loan (“Second Lien Credit Agreement”) with ABC Funding, LLC on October 1, 2012, as discussed in Note 6 to the consolidated financial statements, and we used the debt to fund the Silver Slipper purchase price. A $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC (“RAM”), where we were the primary beneficiary and, therefore, consolidated GEM in our consolidated financial statements. On February 17, 2012, GEM signed a letter of intent with the FireKeepers Development Authority, (“FDA”) to propose terms of a potential sale of GEM’s management rights and responsibilities under the current management agreement and allow the FireKeepers casino to become self-managed by the FDA, in return for $97.5 million. The sale closed March 30, 2012 and effectively terminated the existing management agreement, which was scheduled to run through August 2016.  We used a portion of the proceeds to pay-off our then remaining outstanding debt.

In addition to the $97.5 million sale price, the FDA paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012 less a $0.2 million wind-up fee and $0.1 million holdback receivable.  The $0.1 million hold back receivable was received in May 2012, less expenses related to the sale, deducted by the FDA. Our gain on the sale of joint venture, related to the sale of our interest in GEM, was $41.2 million and allocated as follows (in millions):

Gross proceeds, before $0.3 million wind-up fee and holdback receivable	$48.8
Plus: April 2012 ‘Wind up’ fee received, net of $0.03 million deduction	0.9
49.7
Less: Net basis of contract rights expensed	(2.8)
Less: Our interest in joint venture	(5.7)
Gain on sale of joint venture	$41.2

Results of continuing operations

Historically, a significant portion of our operating income in 2012 and prior years was generated from our management agreements, including agreements with the FireKeepers Casino in Michigan and the Buffalo Thunder in New Mexico.  The FireKeepers management agreement ended March 30, 2012, with the sale of our interest in GEM.  The Buffalo Thunder management agreement is in effect through September 2014.  There can be no assurance that the Buffalo Thunder management agreement will be extended.  We have owned Stockman’s Casino since 2007. Consistent with our long-term strategy, we have acquired gaming properties and have transitioned from primarily a management company to primarily an owner/operator of regional casino operations. With the acquisition of the Rising Star and the leasing of the casino at Grand Lodge in 2011 and the acquisition of the Silver Slipper in 2012, our results of continuing operations have been significantly impacted and our revenues are currently primarily derived from owned operations.

For the three months ended March 31, 2012, our revenues from the FireKeepers management agreement were $5.3 million, which represented a significant amount of our total annual operating income for 2012. Management fees represented 1% and 17% of revenues for the three months ended March 31, 2013 and March 31, 2012, respectively.  With the sale of our interest in GEM and the acquisition of the Silver Slipper, we have completed the planned strategic transition from primarily a management company to primarily an owner/operator of regional casino operations and have secured an earnings stream that should be easier for the investor community to understand and value. We believe the impact of the lost revenues from the sale of our interest in GEM and the FireKeepers management agreement will be diminished with the acquisition of the Silver Slipper, as well as the Rising Star and Grand Lodge operations.

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Revenues.  For the three months ended March 31, 2013, total revenues increased $5.8 million (17%) as compared to 2012, primarily due to a $13.7 million increase in our Gulf Coast segment revenues, related to the purchase of the Silver Slipper on October 1, 2012, offset by a $5.3 million (92%) decrease and a $3.0 million (13%) decrease in our development/management and Midwest segment revenues, respectively.

The $5.3 million decrease in our development/management segment revenues was predominantly attributable to the decrease in FireKeepers management fees, due to the sale of our interest in GEM and the FireKeepers management agreement which closed March 30, 2012. The $3.0 million decrease in our Midwest segment revenues was primarily due to lower casino revenues at the Rising Star.  Rising Star’s slot and table game revenues decreased $2.7 million (12%) and $.3 million (11%), respectively, due to significant increases in competition.

Operating costs and expenses.   For the three months ended March 31, 2013, total operating costs and expenses increased $8.3 million (30%), as compared to 2012, primarily due to the purchase of the Silver Slipper operations with $12.2 million in operating costs, offset by a $2.9 million (14%) and $0.7 million (94%) decrease in our Midwest and development/management segments’ operating costs, respectively.

The $2.9 million decrease in our casino operations Midwest operating expenses, was largely due to the Rising Star’s decreased casino, selling, general and administrative and depreciation expenses. Rising Star’s casino expenses decreased $2.1 million (17%) over the prior year period, mainly due to a $1.2 million (19%) decrease in gaming taxes, a $0.4 million (15%) decrease in complimentary expense and a $0.2 million (10%) decrease in casino payroll and related taxes. The reduction in Rising Star’s casino payroll was due to declines in volume and lower incentive compensation costs. Rising Star’s selling, general and administrative expenses decreased $0.6 million (12%) over the prior year period, as explained below. Rising Star’s depreciation expenses decreased $0.3 million (32%) over the prior year period, due to fixed assets which became fully depreciated. The $0.7 million decrease in our development/management segment’s operating costs was attributable to the sale of our interest in GEM and the FireKeepers management agreement which closed March 30, 2012.

Project development and acquisition costs.  For the three months ended March 31, 2013, project development costs decreased $0.1 million (56%), as compared to 2012, primarily due to Silver Slipper acquisition costs in the prior year period. Project development and acquisition costs are allocated to our development/management operations segment.

Selling, general and administrative expense.  For the three months ended March 31, 2013, selling, general and administrative expenses increased $3.7 million (43%) as compared to 2012. Selling, general and administrative expenses were $4.6 million for the quarter at the Silver Slipper, purchased October 1, 2012. This was offset by a $0.6 million (12%) decrease in our Midwest segment expenses, as well as a $0.1 million (5%) decrease in selling, general and administrative expenses for our corporate segment.

The $0.6 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star’s $0.3 million (12%) lower payroll and other employee related expenses and $0.3 million (59%) lower maintenance expenses related to the dredging of the boat, which was performed in the prior year and is typically done every two years, depending on the rise and fall of the Ohio River and if there is flooding. The reduction in Rising Star’s administrative payroll was due to declines in volume and lower incentive compensation costs. Selling, general and administrative expenses decreased at the corporate level by $0.1 million primarily due to lower incentive compensation costs.

Operating gains.  For the three months ended March 31, 2013, operating gains decreased by $40.8 million as compared to 2012 consisting primarily of the gain on sale of the joint venture, related to the sale of our interest in GEM in the prior year period.

Other income (expense).   For the three months ended March 31, 2013, other expense decreased by $0.6 million (23%) as compared to 2012 primarily due to a $1.7 million loss on extinguishment of debt related to the write-off of the Wells Fargo loan costs in the prior year, offset by a $1.2 million increase in interest expense related to the First and Second Lien Credit Agreements with Capital One and ABC Funding, LLC, respectively, as discussed in Note 6 to the consolidated financial statements. These other income (expense) items are allocated to our corporate operations segment.

Income taxes.  For the three months ended March 31, 2013, the estimated effective annual income tax rate applied for the current year is approximately 53%, compared to 38% for the same period in 2012.  The higher tax rate in the current year is primarily due to state tax expense, which is typically high as a result of the non-deductibility of gaming taxes in Indiana and represents a much larger percentage of total earnings in 2013 compared to 2012. There is no valuation allowance on the current deferred tax asset of $2.1 million and the long-term deferred tax asset of $1.0 million as of March 31, 2013, as we believe the deferred tax assets are fully realizable.

Noncontrolling interest.  For the three months ended March 31, 2013, the net income attributable to non-controlling interest in consolidated joint venture decreased by $2.2 million as compared to 2012, as the current year period does not include any interest in GEM and the prior year non-controlling interest only represented the first quarter’s 50% interest in GEM. Our interest in GEM was sold on March 30, 2012.

Liquidity and capital resources

Economic conditions and related risks and uncertainties

The United States and the world has experienced a widespread economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, Northern Nevada, New Mexico and the Gulf Coast. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Silver Slipper, Rising Star, Grand Lodge, and Stockman’s operations, along with the Buffalo Thunder management agreement, are currently our primary sources of recurring income and significant positive cash flow. There can be no assurance that the Buffalo Thunder management agreement ending in September 2014, will be extended beyond its term.

On a consolidated basis, cash provided by operations in the first quarter of 2013 decreased $2.8 million over the prior year period primarily due to lower net income and the absence of FireKeepers management fees in the current quarter, due to our sale of our interest in GEM in March 2012, offset by lower income tax payments. Cash provided by investing activities decreased $46.4 million from the prior year period primarily due to the $48.7 million of proceeds from the sale of our interest in GEM in the prior year, offset by the $2.5 million Silver Slipper deposit in the prior year.  Cash used in financing activities decreased $29.5 million primarily due to the $26.9 million repayment of long term debt and the interest rate swap liability (“Swap”) related to the Wells Fargo Credit Agreement, in the prior year’s first quarter.

As of March 31, 2013, we had approximately $24.6 million in cash. Management estimates that approximately $15.0 million of cash is required for day to day operations.

Our future cash requirements include selling, general and administrative expenses, project development costs, capital expenditures, taxes and possibly funding any negative cash flow of our casino operations, as well as potential acquisitions.

In October 2011, the Rising Sun/Ohio County First, Inc. (RSOCF) and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our property.  On June 13, 2012, the City of Rising Sun Advisory Plan Commission (“Plan Commission”) provided a favorable recommendation to the City Council of Rising Sun, Indiana, regarding a revised amendment to the plan of development, which was adopted by the City Council on July 5, 2012. Construction commenced in December 2012, and the hotel is expected to open in late 2013. We believe that the added hotel room inventory in proximity to the casino facility will favorably impact revenues and visitor counts.

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

Banking Relationships

On March 30, 2012, we paid off the then remaining $25.3 million debt and extinguished the Wells Fargo Credit Agreement, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the Swap, from proceeds from the sale of our interest in GEM and the FireKeepers management agreement.

 On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC d/b/a Silver Slipper Casino located in Bay St. Louis, Mississippi. The purchase price of approximately $69.3 million, exclusive of cash and working capital in the amount $6.7 million and $2.9 million, respectively, was funded by the First Lien Credit Agreement and the Second Lien Credit Agreement. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.  The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements. The Second Lien Credit Agreement is subject to the lien of the First Lien Credit agreement.

We have elected to pay interest on the First Lien Credit Agreement based on a LIBOR rate plus a margin rate as set forth in the agreement.  LIBOR rate means a rate per annum equal to the quotient of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We will pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum. The First and Second Lien Credit Agreements contain customary negative covenants and events of default for transactions of this type.

As of December 31, 2012, we elected, at our discretion, to prepay the $1.3 million principal payment due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs.  The next scheduled principal payment is due July 1, 2013. We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

In September 2012, we opened noninterest bearing accounts with Capital One Bank (USA), N.A.  As of March 31, 2013, we had $9.1 million in these noninterest bearing accounts. Bankrate.com’s Safe & Sound® service rated Capital One Bank (USA), N.A. in Virginia a “4 Star” as of December 31, 2012, which is defined as a “sound” ranking of relative financial strength and stability.  As of March 31, 2013, we held $4.9 million in a noninterest bearing account with Nevada State Bank, a subsidiary of Zion’s Bancorporation.

In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) that provided for unlimited insurance coverage of noninterest-bearing transaction accounts. From December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Act expired on December 31, 2012.  Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.

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

Critical accounting estimates and policies

We describe our critical accounting estimates and policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended  December 31, 2012. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2012. There has been no significant change in our critical accounting estimates or policies since the end of 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

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

Item 5. Other Information.

The 2013 annual meeting of the stockholders of Full House Resorts, Inc. (the “Company”) was held on May 2, 2013.  Items of business set forth in the Company’s proxy statement filed with the Securities and Exchange Commission on March 29, 2013 that were voted on and approved are as follows:

(1)  Election of Directors:
	Votes
Nominee	For	Withheld	Broker Non-Vote

Kenneth R. Adams	6,965,756	499,465	7,036,702
Carl G. Braunlich	6,944,513	520,708	7,036,702
Kathleen Marshall	6,944,230	520,991	7,036,702
Lee A. Iacocca	6,960,865	504,356	7,036,702
Andre M. Hilliou	6,954,830	510,391	7,036,702
Mark J. Miller	6,952,571	512,650	7,036,702

(2)  Ratification of Piercy Bowler Taylor & Kern, as the Company’s independent registered public accounting firm for 2013:

For	Against	Abstain	Broker Non-Vote

14,352,960	81,641	67,322	--

(3)  Advisory vote to approve named executive officers compensation:

For	Against	Abstain	Broker Non-Vote

5,629,667	1,816,415	19,139	7,036,702

(4)  Advisory vote on the frequency of the advisory vote to approve named executive officers compensation:

1 Year	2 Years	3 Years	Abstain	Broker Non-Vote

5,462,514	22,543	1,932,539	47,625	7,036,702

Following consideration of the stockholder vote on the frequency proposal, the Company’s Board of Directors has determined to hold an advisory vote on executive compensation every year.

PART II - OTHER INFORMATION

Item 6.  Exhibits

10.1
First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to Full House’s Current Report on Form 8-k as filed with the SEC on April 11, 2013)

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

FULL HOUSE RESORTS, INC.

Date: May 8, 2013

	By:	/s/ DEBORAH J. PIERCE
Deborah J. Pierce
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)