Form 10-Q
period 2013-06-30
FULL HOUSE RESORTS INC
filed 2013-08-08
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 7, 2013, there were 18,735,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
INDEX

			Page

PART I.	Financial Information

	Item 1.	Consolidated Financial Statements

		Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012	3

		Consolidated Balance Sheets as of June 30, 2013 (Unaudited), and December 31, 2012	4

		Unaudited Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and 2012	5

		Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	6

		Notes to Consolidated Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 4.	Controls and Procedures	27

PART II.	Other Information

	Item 6.	Exhibits	28

	Signatures		29

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Casino	$33,278	$25,352	$69,070	$51,068
Food and beverage	2,100	1,415	4,246	2,742
Hotel	160	135	287	251
Management fees	333	400	810	6,210
Other operations	833	538	1,417	895
	36,704	27,840	75,830	61,166
Operating costs and expenses Casino	16,885	14,551	34,935	29,322
Food and beverage	1,985	1,409	4,060	2,584
Hotel	161	148	291	293
Other operations	1,347	1,337	2,620	2,489
Project development and acquisition costs	(4)	175	39	271
Selling, general and administrative	12,106	7,712	24,340	16,273
Depreciation and amortization	2,198	1,523	4,408	3,388
	34,678	26,855	70,693	54,620
Operating gains
Gain on sale of joint venture	--	438	--	41,200
Operating income	2,026	1,423	5,137	47,746
Other (expense) income
Interest expense	(1,883)	--	(3,768)	(733)
Gain on derivative instrument	--	--	-	8
Other (expense) income, net	(18)	2	(21)	6
Loss on extinguishment of debt	--	--	--	(1,719)
Other (expense) income, net	(1,901)	2	(3,789)	(2,438)
Income before income taxes	125	1,425	1,348	45,308
Income tax expense	167	693	814	16,546
Net (loss) income	(42)	732	534	28,762
Income attributable to non-controlling interest in consolidated joint venture	--	--	--	(2,181)
Net (loss) income attributable to the Company	$(42)	$732	$534	$26,581

Net (loss) income attributable to the Company per common share	$0.00	$0.04	$0.03	$1.42

Weighted-average number of common shares outstanding	18,732,748	18,677,081	18,727,325	18,675,372

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$22,769	$20,603
Accounts receivable, net of allowance for doubtful accounts of $589 and $959	1,939	2,657
Income tax receivable	950	--
Prepaid expenses	5,278	5,744
Deferred tax asset	2,110	2,110
Deposits and other	697	1,225
	33,743	32,339
Property and equipment, net of accumulated depreciation of $19,410 and $16,283	82,844	83,673

Other long-term assets
Goodwill	22,127	22,127
Intangible assets, net of accumulated amortization of $2,773 and $1,506	16,941	18,106
Loan fees, net of accumulated amortization of $1,479 and $496	4,199	5,159
Long-term deposits	296	301
Deferred tax asset	1,020	1,020
	44,583	46,713
	$161,170	$162,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,493	$2,532
Income tax payable	998	7
Accrued player club points and progressive jackpots	2,267	2,378
Accrued payroll and related	4,301	4,107
Other accrued expenses	2,614	3,808
Current portion of long-term debt	2,500	2,500
	15,173	15,332

Long-term debt, net of current portion	63,750	66,250
Deferred tax liability	10	10
	78,933	81,592

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,092,276 and 20,036,276 shares issued	2	2

Additional paid-in capital	45,277	44,707
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	38,612	38,078
	82,237	81,133
	$161,170	$162,725

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional				Total
	Common stock		paid-in	Treasury stock		Retained	stockholders’
Six months ended	Shares	Dollars	Capital	Shares	Dollars	earnings	equity
June 30, 2013

Beginning balances	20,036	$2	$44,707	1,357	$(1,654)	$38,078	$81,133
Previously deferred share- based compensation recognized	--	--	551	--	--	--	551
Issuance of common stock	6	--	19	--	--	--	19
Issuance of share-based compensation	50	--	--	--	--	--	--

Net income	--	--	--	--	--	534	534

Ending balances	20,092	$2	$45,277	1,357	$(1,654)	$38,612	$82,237

			Additional				Non-	Total
	Common stock		paid-in	Treasury stock		Retained	controlling	Stockholders’
Six months ended	Shares	Dollars	Capital	Shares	Dollars	earnings	interest	equity
June 30, 2012

Beginning balances	20,030	$2	$43,448	1,357	$(1,654)	$8,508	$5,141	$55,445
Previously deferred share- based compensation recognized	--	--	621	--	--	--	--	621
Issuance of common stock	6	--	17	--	--	--	--	17
Distribution to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(3,587)	(3,587)
Sale of interest in joint venture	--	--	--	--	--	1,735	(3,735)	(2,000)

Net income	--	--	--	--	--	26,581	2,181	28,762

Ending balances	20,036	$2	$44,086	1,357	$(1,654)	$36,824	$--	$79,258

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June, 30,
	2013	2012

Net cash provided by (used in) operating activities	$7,121	$(1,964)

Cash flows from investing activities:
Purchase of property and equipment	(2,337)	(1,363)
Proceeds from sale of joint venture, less holdback	--	49,669
Other deposits	(96)	(2,886)
Net cash (used in) provided by investing activities	(2,433)	45,420

Cash flows from financing activities:
Repayment of long term debt and swap	(2,500)	(26,937)
Distributions to non-controlling interest in consolidated joint venture	--	(3,323)
Other	(22)	--
Net cash used in financing activities	(2,522)	(30,260)

Net increase in cash and equivalents	2,166	13,196
Cash and equivalents, beginning of period	20,603	14,707
Cash and equivalents, end of period	$22,769	$27,903

	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,778	$547
Cash from income tax refund, net of cash paid for income taxes of $0.1 million for 2013	$(1,424)	$12,153
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed with accounts payable	$--	$14
Non-cash distributions for non-controlling interest in consolidated joint venture	$--	$279

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 5, 2013, for the year ended December 31, 2012, from which the balance sheet information as of that date was derived. The results of operations for the period ended June 30, 2013, are not necessarily indicative of results to be expected for the year ending December 31, 2013.

The consolidated financial statements include all our accounts and the accounts of our wholly-owned subsidiaries, including Silver Slipper Casino Venture, LLC (“Silver Slipper), Gaming Entertainment (Indiana) LLC (“Rising Star”), Gaming Entertainment (Nevada) LLC (“Grand Lodge”) and Stockman’s Casino (“Stockman’s”). Gaming Entertainment (Michigan), LLC (“GEM”), our 50%-owned investee was jointly owned by RAM Entertainment, LLC (“RAM”), until March 30, 2012, when the sale of RAM’s and our interest in GEM closed, and was consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation”.  All material intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

Recently issued authoritative standards issued after January 1, 2013 have been reviewed.  The new guidance currently has no impact on our financial statements.

2.	SHARE-BASED COMPENSATION

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) vested on June 1, 2013.  The remaining shares have a three year vesting schedule as follows:  20,001 vested on June 1, 2012, 20,001 vested on June 1, 2013 and 19,998 will vest on June 1, 2014.  On January 15, 2013, our compensation committee approved the issuance of 50,000 additional shares of restricted stock, then valued at the closing price of our stock ($3.22), with no discount. These shares will vest over three years, 16,667 on January 15, 2014, 16,667 on January 15, 2015 and 16,666 on January 15, 2016. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense will be amortized into compensation expense, reported as a reduction of stockholders’ equity, and is amortized into compensation expense on a straight-line basis as services are provided over the vesting period.

We recognized stock compensation expense of $0.6 million for both of the six months ended June 30, 2013 and June 30, 2012. Share-based compensation expense related to the amortization of the restricted stock issued was included in selling, general and administrative expense. At June 30, 2013 and December 31, 2012, we had deferred share-based compensation of $0.2 million and $0.6 million, respectively.

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

An unaudited summary of GEM’s operations follows.  (GEM’s revenues and net income were zero for the three months ended June 30, 2013 and June 30, 2012.):

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)

Revenues	$--	$5,340
Net income	--	4,362

4.           CONTRACT RIGHTS

We sold $7.5 million in contract rights with our interest in GEM, to the FireKeepers Development Authority (“FDA”) on March 30, 2012, and the remaining $2.8 million in contract rights was expensed.

5.           GOODWILL & OTHER INTANGIBLES

Goodwill:

Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with Silver Slipper, Rising Star and Stockman’s operations. Goodwill was $14.7 million for Silver Slipper, $1.6 million for Rising Star and $5.8 million for Stockman’s as of June 30, 2013 and December 31, 2012.  Impairment calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Silver Slipper, Rising Star and Stockman’s, although there is always some uncertainty in key assumptions including projected future earnings growth.

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):

	June 30, 2013 (unaudited)
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,275)	$--	$425
Player Loyalty Program - Silver Slipper	3	5,900	(1,475)	--	4,425
Land Lease and Water Rights - Silver Slipper	46	1,420	(23)	--	1,397
Capital One Bank Loan Fees	3	4,671	(1,296)	10	3,385
ABC Funding, LLC Loan Fees	4	984	(184)	14	814

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	3	118
Gaming Licensing-Nevada	Indefinite	542	--	96	638
Trademarks	Indefinite	36	--	2	38

		$25,268	$(4,253)	$125	$21,140

	December 31, 2012
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Assets, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(992)	$--	$708
Player Loyalty Program - Silver Slipper	3	5,900	(492)	--	5,408
Land Lease and Water Rights - Silver Slipper	46	1,420	(23)	--	1,397
Wells Fargo Bank Loan Fees	5	2,614	(924)	(1,690)	--
Capital One Bank Loan Fees	3	4,671	(434)	--	4,237
ABC Funding, LLC Loan Fees	4	984	(62)	--	922

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	--	115
Gaming License-Nevada	Indefinite	542	--	--	542
Trademarks	Indefinite	36	--	--	36
		$27,882	$(2,927)	$(1,690)	$23,265

Player Loyalty Programs

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

The aggregate loan fee amortization was $0.5 million and $0.0 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $1.0 million and $0.2 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

Gaming Licenses

Gaming license rights represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of $9.9 million of the Rising Star gaming license was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We incurred $0.1 million in costs related to pursuing a Mississippi gaming license for the purchase of all of the outstanding membership interest of Silver Slipper Casino Venture, LLC which owns and operates the Silver Slipper.

Trademarks

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

Current Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives. The aggregate amortization expense was $1.1 million and $0.1 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $2.3 million and $0.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

6.           LONG-TERM DEBT

At June 30, 2013 and December 31, 2012, long-term debt consists of the following:

	2013	2012
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funded on October 1, 2012, maturing October 1, 2015, with variable interest as described in the second succeeding paragraph. (5.75% during the quarter ended June 30, 2013 and year ended December 31, 2012).	$46,250	$48,750

Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, interest rate is fixed at 13.25% per annum.	20,000	20,000
Less current portion	(2,500)	(2,500)
	$63,750	$66,250

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

We have elected to pay interest on the First Lien Credit Agreement based on a LIBOR rate plus a margin rate as set forth in the agreement. LIBOR rate elections can be made based on 30 day, 60 day, 90 day or six-month LIBOR. The LIBOR rate is a rate per annum equal to the quotient (rounded upward if necessary to the nearest 1/16 of one percent) of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum.

As of December 31, 2012, we elected, at our discretion, to prepay the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs. Also, on June 3, 2013, we elected, at our discretion, to prepay the sum of $2.5 million in principal payments due July 1, 2013 and October 1, 2013. The next scheduled principal payment is due January 1, 2014. We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter.  We are required to pay the entire outstanding principal on the First and Second Lien Credit Agreements, together with all accrued and unpaid interest thereon, on the respective maturity dates. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

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

Effective March 30, 2012 the Swap was terminated, and $0.5 million was paid, which reflected the fair value of the Swap on that date, and we ceased to recognize the Swap as a liability on the balance sheet in long-term debt. Prior to the pay-off of the Swap, the Swap was marked to fair value and the adjustment of the Swap was recognized as income during the first quarter of 2012. During the three months ended March 31, 2012, the weighted average cash interest rate paid on the debt was 8.16%, including Swap interest and loan interest.

8.           OPERATING LEASE COMMITMENTS

Operating leases. On December 1, 2012, we amended and extended our corporate office lease through May 2018. Effective December 2010, Stockman’s entered into a lease agreement as lessee for its primary outdoor casino sign until November 2015. On June 28, 2011, the Grand Lodge entered into a Casino Operations Lease (“Grand Lodge Lease”) with Hyatt Equities, L.L.C. for approximately 20,900 square feet of building space occupied by the Grand Lodge gaming operations, as well as associated gaming office space. On April 8, 2013, the Grand Lodge entered into a first amendment to the Grand Lodge Lease (the “Amendment”) with Hyatt Equities, L.L.C. amending the terms of the lease.  The Amendment extended the initial term of the Grand Lodge Lease until August 31, 2018 and makes certain other conforming changes. Except as set forth in the Amendment, all other terms of the Grand Lodge Lease remain in full force and effect.

Silver Slipper entered into the Land Lease in November 2004 as amended in March 2009, September 2012 and February 2013, which includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel, on which the Silver Slipper was subsequently built. In December 2010, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately five acres of land occupied by the Silver Slipper gaming office and warehouse space through November 30, 2020. On January 31, 2012, Silver Slipper entered into a lease agreement with Chelsea Company, LLC for a small parcel of land with a building which may be occupied by a future proposed Silver Slipper welcome center, through December 31, 2019. On January 11, 2013, Silver Slipper terminated a previous restaurant lease agreement with Diamondhead Country Club & Property Owners Association (“DCCPOA”) and entered into a contract to purchase services to be provided by DCCPOA related to its golf and country club through December 31, 2019.

Land Lease buyout. The Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”), as well as an exclusive option to purchase a four acre portion of the leased land (“4 Acre Parcel Purchase Option“), which may be exercised at any time in conjunction with a hotel development during the term of the Land Lease for $2.0 million. On February 26, 2013, Silver Slipper entered into a third amendment to the Land Lease which amended the term and Purchase Option provisions of the Land Lease. The term of the Land Lease was extended to April 30, 2058, and the Purchase Option was extended through October 1, 2027 and may only be exercised after February 26, 2019. If there is no change in ownership, the purchase price will be $15.5 million, less $2.0 million if the 4 Acre Parcel Purchase Option has been previously exercised, plus a retained interest in Silver Slipper operations of 3% of net income. In the event that we sell or transfer substantially all of the assets of our ownership in Silver Slipper, then the purchase price will increase to $17.0 million.

The total rent expense for all operating leases was $0.7 million and $0.4 million for the three months ended June 30, 2013 and June 30, 2012, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

9.           SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three and six months ended June 30, 2013 and 2012. The casino operation segments include the Silver Slipper’s operation in Bay St. Louis, Mississippi, Rising Star’s operation in Rising Sun, Indiana, the Grand Lodge’s operation in Lake Tahoe, Nevada and Stockman’s operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder in Santa Fe, New Mexico, and, until March 30, 2012, GEM. The Corporate segment includes our general and administrative expenses.

 Selected statement of operations data for the three months ended June 30 (in thousands):

2013

	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$5,203	$17,798	$13,370	$333	$--	$36,704
Selling, general and administrative expense	1,513	4,369	4,689	--	1,535	12,106
Depreciation and amortization	177	726	1,292	--	3	2,198
Operating income (loss)	948	1,044	1,235	336	(1,537)	2,026
Net income (loss) attributable to the Company	626	672	800	116	(2,256)	(42)

14

2012
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$5,179	$22,261	$--	$400	$--	$27,840
Selling, general and administrative expense	1,570	4,645	--	--	1,497	7,712
Depreciation and amortization	247	1,274	--	--	2	1,523
Operating gains	--	--	--	438	--	438
Operating income (loss)	723	1,536	--	749	(1,585)	1,423
Net income (loss) attributable to the Company	476	1,450	--	(150)	(1,044)	732

Selected statement of operations data for the six months ended June 30 (in thousands):

2013
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$10,528	$37,412	$27,080	$810	$--	$75,830
Selling, general and administrative expense	2,997	8,774	9,295	--	3,274	24,340
Depreciation and amortization	357	1,473	2,573	--	5	4,408
Operating income (loss)	1,908	2,999	2,737	771	(3,278)	5,137
Net income (loss) attributable to the Company	1,260	1,637	1,790	497	(4,650)	534

2012
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$10,065	$44,892	$--	$6,209	$--	$61,166
Selling, general and administrative expense	3,137	9,662	--	136	3,338	16,273
Depreciation and amortization	488	2,302	--	593	5	3,388
Operating gains	--	--	--	41,200	--	41,200
Operating income (loss)	1,081	3,599	--	46,560	(3,494)	47,746
Net income (loss) attributable to the Company	709	412	--	29,959	(4,499)	26,581

Selected balance sheet data as of June 30, 2013 and December 31, 2012 (in thousands):

2013
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$16,705	$50,808	$71,360	$94	$22,203	$161,170
Property and equipment, net	6,974	29,359	46,470	--	41	82,844
Goodwill	5,809	1,647	14,671	--	--	22,127
Liabilities	2,185	5,243	2,783	--	68,722	78,933

2012
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$16,964	$51,054	$72,911	$96	$21,700	$162,725
Property and equipment, net	6,988	29,632	47,024	--	29	83,673
Goodwill	5,809	1,647	14,671	--	--	22,127
Liabilities	2,281	5,817	3,020	--	70,474	81,592

10.          SUBSEQUENT EVENT

On August 2, 2013, we received a commitment for a $10.0 million loan from Capital One, our First Lien Credit Lender. The terms and conditions of the commitment, subject to completion of loan documentation, are: the First Lien Credit Agreement (1) will be increased by $10.0 million; (2) the interest rate will be lowered by 1.0%; (3) will be extended to a new maturity date of June 29, 2016; and (4) certain financial ratio covenants will be revised to accommodate the additional extension of credit. The new First Lien Credit Agreement contracts are currently being drafted. The proceeds will be used to fund a portion of the $17.5 million construction of a 140 room hotel at our Silver Slipper property. The remaining $7.5 million of the construction cost will be funded from available cash. We anticipate closing the loan, signing construction contracts, and giving a notice-to-proceed within the next 30 days. We estimate that construction of the hotel will take approximately one year from ground-breaking.

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

Overview

We own, develop, manage, and/or invest in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and we have been successful in our long-term strategy to transition from primarily a management company to primarily an owner/operator of regional casino operations with our significant acquisitions of the Rising Star Casino Resort (“Rising Star”) in 2011 and the Silver Slipper Casino Venture, LLC (“Silver Slipper”) in 2012. With the sale of our interests in Gaming Entertainment (Michigan), LLC (“GEM”) and the related management agreement for the FireKeepers Casino also in 2012, we transitioned the primary source of our revenues to owned entities. Our current ongoing strategy is to continue to create memorable experiences for our customers through customer service, employee engagement and entertainment as well as to continue to seek new business opportunities.

We own and operate the Silver Slipper in Bay St. Louis, Mississippi, the Rising Star in Rising Sun, Indiana, Stockman’s Casino (“Stockman’s”) in Fallon, Nevada and we lease and operate the Grand Lodge Casino (“Grand Lodge”) in Incline Village, Nevada. We receive management fees from our management agreement with the Pueblo of Pojoaque for the management of the Buffalo Thunder in Santa Fe, New Mexico, (“Buffalo Thunder”) along with the Pueblo’s Cities of Gold and Sports Bar casino facilities, which is in effect through September 23, 2014.

On October 1, 2012, we purchased the Silver Slipper for approximately $69.3 million, exclusive of cash and working capital in the amount of $6.4 million and $2.9 million, respectively. We entered into the first lien term loan (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) on June 29, 2012 and the second lien term loan (“Second Lien Credit Agreement”) with ABC Funding, LLC on October 1, 2012, as discussed in Note 6 to the consolidated financial statements, and we used the debt to fund the Silver Slipper purchase price. A $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available.

Until March 30, 2012, we owned 50% of GEM, a joint venture with RAM Entertainment, LLC (“RAM”), where we were the primary beneficiary and, therefore, consolidated GEM in our consolidated financial statements. We and RAM sold GEM and its management rights and responsibilities under the management agreement to FireKeepers Development Authority, (“FDA”) for approximately $97.5 million. The sale closed March 30, 2012 and effectively terminated the existing management agreement, which was scheduled to run through August 2016. We used a portion of the proceeds to pay-off our then remaining outstanding debt under the Wells Fargo Credit Agreement.

In addition to the $97.5 million sale price, the FDA paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012, less a $0.3 million reduction and a $0.1 million holdback receivable. The $0.1 million holdback receivable was received in May 2012, less expenses related to the sale, deducted by the FDA. Our gain on the sale of GEM and related management rights was $41.2 million and allocated as follows (in millions):

Gross proceeds, before $0.3 million reduction and $0.1 holdback receivable	$48.8
Plus: April 2012 ‘Wind up’ fee received, net	0.9
49.7
Less: Net basis of contract rights expensed	(2.8)
Less: Our interest in GEM	(5.7)
Gain on sale of joint venture	$41.2

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

For the three months ended March 31, 2012, our revenues from the FireKeepers management agreement were $5.3 million, which represented a significant amount of our total annual operating income for 2012. Management fees represented 1% of revenues for both the three months ended June 30, 2013 and June 30, 2012, respectively.  With the sale of our interest in GEM and the acquisition of the Silver Slipper, we have completed the planned strategic transition from primarily a management company to primarily an owner/operator of regional casino operations and have secured an earnings stream that should be easier for the investor community to understand and value. We believe the impact of the lost revenues from the sale of our interest in GEM and the FireKeepers management agreement was diminished with the acquisition of the Silver Slipper, as well as the Rising Star and Grand Lodge operations.

During the quarter ended June 30, 2013, a new Indiana gaming tax legislation was passed, which allowed $2.5 million in free play to be tax-free for the Indiana Gaming Commission’s (IGC) twelve month fiscal year ended June 30, 2013, resulting in a savings of $0.7 million for the Rising Star. Also, during the IGC fiscal year ending June 30, 2014, $5.0 million in free play will be tax-free and we expect tax benefits to be approximately $0.2 million per quarter. In addition, as part of the legislation, if Rising Star’s gross gaming revenues are less than $75.0 million during the IGC fiscal year ended June 30, 2014, we may be entitled to additional tax relief currently estimated at about $2.5 million per year, beginning July 1, 2014.

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

Revenues.  For the three months ended June 30, 2013, total revenues increased $8.9 million (32%) as compared to 2012, primarily due to $13.4 million in revenues at Silver Slipper, our Gulf Coast segment’s revenues, which was purchased on October 1, 2012, offset by a $4.5 million (20%) decrease in our Midwest segment revenues derived from Rising Star Casino in Indiana. Rising Star’s casino revenues decreased $4.3 million (21%) due to the opening of the Horseshoe Casino in Cincinnati, Ohio, in March 2013 as well as two casinos which opened in Columbus, Ohio in 2012.

Operating costs and expenses.   For the three months ended June 30, 2013, total operating costs and expenses increased $7.8 million (29%), as compared to 2012, primarily due to the purchase of the Silver Slipper operations with $12.1 million in operating costs, offset by a $4.0 million (19%) decrease in our Midwest segment operating costs.

The $4.0 million decrease in our Midwest segment operating expenses was largely due to $2.8 million (23%) lower casino expenses, $0.5 million (43%) lower depreciation expense, $0.3 million (31%) lower food and beverage expenses and $0.3 million (6%) lower selling, general and administrative expenses. Rising Star’s casino expenses decreased $2.8 million over the prior year period, mainly due to a $2.0 million (32%) decrease in gaming taxes, a $0.3 million (12%) decrease in complimentary expense and a $0.2 million (11%) decrease in casino payroll and related expenses. The lower gaming taxes were partially due to new Indiana gaming tax legislation, which allowed $2.5 million in free play to be tax-free for the IGC twelve month fiscal year ended June 30, 2013, resulting in a savings of $0.7 million, as well as our lower volume in gaming revenues. Rising Star’s depreciation expenses decreased $0.5 million over the prior year period, due to fixed assets which became fully depreciated. Rising Star’s food and beverage expenses decreased $0.3 million over the prior year period primarily due to lower food and beverage cost of sales largely as a result of lower sales. Rising Star’s selling, general and administrative expenses decreased $0.3 million over the prior year period, as explained below.

Project development and acquisition costs.  For the three months ended June 30, 2013, project development costs decreased $0.2 million (102%), as compared to 2012, primarily due to Silver Slipper acquisition costs in the prior year period. Project development and acquisition costs are allocated to our development/management operations segment.

Selling, general and administrative expense.  For the three months ended June 30, 2013, selling, general and administrative expenses increased $4.4 million (57%) as compared to 2012. Selling, general and administrative expenses were $4.7 million for the quarter at the Silver Slipper, purchased October 1, 2012, offset by a $0.3 million (6%) decrease in our Midwest segment expenses.

The $0.3 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star’s $0.3 million (13%) lower payroll and other employee related expenses, as a result of cost control initiatives.

Operating gains.   For the three months ended June 30, 2013, operating gains decreased by $0.4 million as compared to 2012, consisting primarily of a $0.4 million adjustment to the gain on sale of the joint venture, related to the sale of our interest in GEM in the prior year period.

Other (expense) income.   For the three months ended June 30, 2013, other expense increased by $1.9 million as compared to 2012 primarily due to a $1.9 million increase in interest expense related to the First and Second Lien Credit Agreements with Capital One and ABC Funding, LLC, respectively, as discussed in Note 6 to the consolidated financial statements.  In 2012, we had no loans outstanding or related interest expense in the second quarter. These other (expense) income items are allocated to our corporate operations segment.

Income taxes.  The estimated effective income tax rate for the three months ended June 30, 2013 is approximately 134%, compared to 49% for the same period in 2012.  The higher tax rate in the current year is primarily due to state tax expense and the deductibility of restricted stock partially as a result of permanent differences related to the deductability of executive compensation under the Internal Revenue Code. State tax expense is typically high as a result of the non-deductibility of gaming taxes in Indiana and represents a much larger percentage of total earnings in 2013 compared to 2012. The tax deduction for restricted stock, which vested in June 2013, was lower than the cumulative expense recognized on the income statement over the three year vesting period. There is no valuation allowance on the current deferred tax asset of $2.1 million and the long-term deferred tax asset of $1.0 million as of June 30, 2013, as we believe the deferred tax assets are fully realizable.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012

Revenues.  For the six months ended June 30, 2013, total revenues increased $14.7 million (24%) as compared to 2012, primarily due to $27.1 million in revenue at Silver Slipper, our Gulf Coast segment purchased on October 1, 2012, offset by a $7.5 million (17%) decrease in our Midwest segment revenues as a result of increased competition and a $5.4 million (87%) decrease in our development/management segment revenues as a result of the sale of our interest in GEM and the FireKeepers management agreement on March 30, 2012. Our Nevada segment’s revenues increased by $0.5 million (5%) primarily due to a $0.7 million (12%) increase in casino revenues at the Grand Lodge.

The $7.5 million decrease in our Midwest segment revenues was primarily due to lower casino revenues at the Rising Star, which decreased $7.3 million (17%) due to the opening of the Horseshoe Casino in Cincinnati, Ohio, in March 2013 as well as two casinos which opened in Columbus, Ohio in 2012.

Operating costs and expenses.   For the six months ended June 30, 2013, total operating costs and expenses increased $16.1 million (29%), as compared to 2012, primarily due to the purchase of the Silver Slipper operations with $24.3 million in operating costs, offset by a $6.9 million (17%) decrease and a $0.8 million (95%) decrease in our Midwest segment and our development/management segment operating costs, respectively.

The $6.9 million decrease in our Midwest segment operating expenses was largely due to $4.9 million (20%) lower casino expenses, $0.9 million (9%) lower selling, general and administrative expenses, $0.8 million (36%) lower depreciation expense and $0.3 million (16%) lower food and beverage expenses. Rising Star’s casino expenses decreased $4.9 million over the prior year period, mainly due to a $3.3 million (26%) decrease in gaming taxes, a $0.8 million (14%) decrease in complimentary expense and a $0.5 million (10%) decrease in casino payroll and related expenses. The lower gaming taxes were partially due to new Indiana gaming tax legislation, which allowed $2.5 million in free play to be tax-free for the IGC twelve month fiscal year ended June 30, 2013, resulting in a savings of $0.7 million, as well as a lower taxable base due to lower gaming revenues. Rising Star’s selling, general and administrative expenses decreased $0.9 million over the prior year period, as explained below. Rising Star’s depreciation expenses decreased $0.8 million over the prior year period, due to fixed assets which became fully depreciated.  Rising Star’s food and beverage expenses decreased $0.3 million over the prior year period primarily due to lower food and beverage cost of sales, largely as a result of lower sales.  The $0.8 million decrease in our development/management segment operating costs was predominantly attributable to the sale of our interest in GEM and the FireKeepers management agreement which closed March 30, 2012.

Project development and acquisition costs.  For the six months ended June 30, 2013, project development costs decreased $0.2 million (86%), as compared to 2012, primarily due to Silver Slipper acquisition costs in the prior year period. Project development and acquisition costs are allocated to our development/management operations segment.

Selling, general and administrative expense. For the six months ended June 30, 2013, selling, general and administrative expenses increased $8.1 million (50%) as compared to 2012. Selling, general and administrative expenses were $9.3 million for the year ended June 30, 2013 at the Silver Slipper, which was acquired October 1, 2012, offset by a $0.9 million (9%) decrease in our Midwest segment expenses.

The $0.9 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star’s $0.6 million (12%) lower payroll and other employee related expenses, $0.3 million (96%) lower maintenance expenses related to the dredging of the boat, which was performed in the prior year and is typically done every two years and $0.2 million (32%) lower advertising expenses. The reduction in Rising Star’s administrative payroll was due to cost control initiatives.

Operating gains (losses).   For the six months ended June 30, 2013, operating gains decreased by $41.2 million as compared to 2012, consisting primarily of the gain on sale of the joint venture, related to the sale of our interest in GEM in the prior year period.

Other (expense) income.   For the six months ended June 30, 2013, other expense increased by $1.4 million (55%) as compared to 2012 primarily due to a $3.0 million increase in interest expense related to the First and Second Lien Credit Agreements with Capital One and ABC Funding, LLC, respectively, as discussed in Note 6 to the consolidated financial statements, offset by a $1.7 million loss on extinguishment of debt related to the write-off of the Wells Fargo loan costs in the prior year period. These other (expense) income items are allocated to our corporate operations segment.

Income taxes.  The estimated effective income tax rate for the six months ended June 30, 2013 is approximately 60%, compared to 38% for the same period in 2012. The higher tax rate in the current year is primarily due to state tax expense and the deductibility of restricted stock partially as a result of permanent differences related to the deductability of executive compensation under the Internal Revenue Code.  State tax expense is typically high as a result of the non-deductibility of gaming taxes in Indiana and represents a much larger percentage of total earnings in 2013 compared to 2012. The tax deduction for restricted stock, which vested in June 2013, was lower than the cumulative expense recognized on the income statement over the three year vesting period.  There is no valuation allowance on the current deferred tax asset of $2.1 million and the long-term deferred tax asset of $1.0 million as of June 30, 2013, as we believe the deferred tax assets are fully realizable.

Noncontrolling interest.  For the six months ended June 30, 2013, the net income attributable to non-controlling interest in consolidated joint venture decreased by $2.2 million as compared to 2012, as the current year period does not include any interest in GEM and the prior year non-controlling interest only represented the first quarter’s 50% interest in GEM. Our interest in GEM was sold on March 30, 2012.

Liquidity and capital resources

Economic conditions and related risks and uncertainties

The United States and the world have experienced a widespread economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in Indiana, northern Nevada and New Mexico and the Gulf Coast. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Silver Slipper, Rising Star, Grand Lodge, and Stockman’s operations, along with the Buffalo Thunder management agreement, are currently our primary sources of recurring income and significant positive cash flow. There can be no assurance that the Buffalo Thunder management agreement ending in September 2014, will be extended beyond its term.

On a consolidated basis, cash provided by operations for the first six months of 2013 increased $9.1 million over the same period in the prior year primarily due to the addition of the Silver Slipper Casino and higher net income at the Rising Star and Grand Lodge casinos, which offset the absence of FireKeepers management fees in the current year. Cash provided by investing activities decreased $47.9 million from the prior year period primarily due to the $49.7 million of proceeds from the sale of our interest in GEM in the prior year.  Cash used in financing activities decreased $27.7 million from the prior year primarily due to the $26.9 million repayment of long term debt and the interest rate swap liability (“Swap”) related to the Wells Fargo Credit Agreement, in the prior year.

As of June 30, 2013, we had approximately $22.8 million in cash. Management estimates that approximately $15.0 million of cash is required for day to day operations.

Our future cash requirements include partially funding approximately $7.5 million of the construction of a 140 room hotel at Silver Slipper Casino in Mississippi. We have received a $10.0 million loan commitment from our First Lien Credit Lender to complete the construction and expect to close the loan and sign other construction contracts within the next 30 days. In addition cash may be used for project development costs, various capital expenditures, taxes and possibly funding any negative cash flow of our casino operations.

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

 On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC d/b/a Silver Slipper Casino located in Bay St. Louis, Mississippi. The purchase price of approximately $69.3 million, exclusive of $6.4 million cash and $2.9 million working capital, was funded by the First Lien Credit Agreement and the Second Lien Credit Agreement. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available. The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements. The Second Lien Credit Agreement is subject to the lien of the First Lien Credit agreement.

We have elected to pay interest on the First Lien Credit Agreement based on a LIBOR rate plus a margin rate as set forth in the agreement.  LIBOR rate means a rate per annum equal to the quotient of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  We pay interest on the Second Lien Credit Agreement at the rate of 13.25% per annum. The First and Second Lien Credit Agreements contain customary negative covenants and events of default for transactions of this type.

As of December 31, 2012, we elected, at our discretion, to prepay the $1.3 million principal payment due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs.  Also, on June 3, 2013, we elected, at our discretion, to prepay the sum of $2.5 million in principal payments due July 1, 2013 and October 1, 2013. The next scheduled principal payment is due January 1, 2014. We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

 On August 2, 2013, we received a commitment for a $10.0 million loan from Capital One, our First Lien Credit Lender. The terms and conditions of the commitment, subject to completion of loan documentation, are: the First Lien Credit Agreement (1) will be increased by $10.0 million; (2) the interest rate will be lowered by 1.0%; (3) will be extended to a new maturity date of June 29, 2016; and (4) certain financial ratio covenants will be revised to accommodate the additional extension of credit. The new First Lien Credit Agreement contracts are currently being drafted. The proceeds will be used to fund a portion of the $17.5 million construction of a 140 room hotel at our Silver Slipper property. The remaining $7.5 million of the construction cost will be funded from available cash. We anticipate closing the loan, signing construction contracts, and giving a notice-to-proceed within the next 30 days. We estimate that construction of the hotel will take approximately one year from ground-breaking.

In September 2012, we opened noninterest bearing accounts with Capital One Bank (USA), N.A.  As of June 30, 2013, we had $6.0 million in these noninterest bearing accounts. Bankrate.com’s Safe & Sound® service rated Capital One Bank (USA), N.A. in Virginia a “4 Star” as of March 31, 2013, which is defined as a “sound” ranking of relative financial strength and stability.  As of June 30, 2013, we held $5.4 million in a noninterest bearing account with Nevada State Bank, a subsidiary of Zion’s Bancorporation.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:

●	our growth strategies;
●	our development and potential acquisition of new facilities;
●	successful integration of acquisitions of new facilities;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Date: August 7, 2013

	By:	/s/ DEBORAH J. PIERCE
Deborah J. Pierce
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

