Form 10-Q
period 2013-09-30
FULL HOUSE RESORTS INC
filed 2013-11-07
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 6, 2013, there were 18,750,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Casino	$34,135	$27,676	$103,205	$78,744
Food and beverage	2,046	1,332	6,293	4,074
Management fees	313	339	1,123	6,548
Other operations	948	787	2,651	1,934
	37,442	30,134	113,272	91,300
Operating costs and expenses Casino	17,481	15,106	52,416	44,428
Food and beverage	1,981	1,223	6,041	3,807
Other operations	1,451	1,436	4,362	4,218
Project development and acquisition costs	22	105	61	376
Selling, general and administrative	11,233	7,891	35,573	24,164
Depreciation and amortization	2,498	1,348	6,906	4,736
	34,666	27,109	105,359	81,729
Operating gains (losses)
Gain on sale of joint venture	--	--	--	41,200
Impairment loss	(4,000)	--	(4,000)	--
	(4,000)	--	(4,000)	41,200

Operating (loss) income	(1,224)	3,025	3,913	50,771

Other (expense) income
Interest expense	(1,847)	(72)	(5,615)	(805)
Gain on derivative instrument	--	--	--	8
Other income (expense), net	15	3	(6)	9
Loss on extinguishment of debt	--	--	--	(1,719)
Other expense, net	(1,832)	(69)	(5,621)	(2,507)
(Loss) income before income taxes	(3,056)	2,956	(1,708)	48,264
Income tax (benefit) expense	(905)	871	(91)	17,417
Net (loss) income	(2,151)	2,085	(1,617)	30,847
Income attributable to non-controlling interest in consolidated joint venture	--	--	--	(2,181)
Net (loss) income attributable to the Company	$(2,151)	$2,085	$(1,617)	$28,666

Net (loss) income attributable to the Company per common share	$(0.11)	$0.11	$(0.09)	$1.53

Weighted-average number of common shares outstanding	18,750,681	18,679,681	18,736,604	18,676,824

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except shares)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$25,364	$20,603
Accounts receivable, net of allowance for doubtful accounts of $521 and $959	1,808	2,657
Prepaid expenses	5,039	5,744
Deferred tax asset	2,110	2,110
Deposits and other	708	1,225
	35,029	32,339
Property and equipment, net of accumulated depreciation of $21,257 and $16,283	81,915	83,673

Other long-term assets
Goodwill	18,127	22,127
Intangible assets, net of accumulated amortization of $3,415 and $1,507	16,163	18,106
Long-term deposits	621	301
Loan fees, net of accumulated amortization of $1,928 and $1,420	3,932	5,159
Deferred tax asset	1,020	1,020
	39,863	46,713
	$156,807	$162,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,144	$2,532
Income tax payable	600	7
Accrued player club points and progressive jackpots	2,162	2,378
Accrued payroll and related	2,994	4,107
Other accrued expenses	2,525	3,808
Current portion of long-term debt	3,750	2,500
	14,175	15,332

Long-term debt, net of current portion	62,500	66,250
Deferred tax liability	10	10
	76,685	81,592

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,107,276 and 20,036,276 shares issued	2	2
Additional paid-in capital	45,313	44,707
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	36,461	38,078
	80,122	81,133
	$156,807	$162,725

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In thousands)

	Common stock		Additional paid-in	Treasury stock		Retained	Total stockholders’
Nine months ended	Shares	Dollars	Capital	Shares	Dollars	earnings	equity
September 30, 2013

Beginning balances	20,036	$2	$44,707	1,357	$(1,654)	$38,078	$81,133
Previously deferred share-based compensation recognized	--	--	587	--	--	--	587
Issuance of common stock	6	--	19	--	--	--	19
Issuance of share-based compensation	65	--	--	--	--	--	--
Net loss	--	--	--	--	--	(1,617)	(1,617)
Ending balances	20,107	$2	$45,313	1,357	$(1,654)	$36,461	$80,122

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September, 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income attributable to the Company	$(1,617)	$28,666
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-controlling interest in consolidated joint venture	--	2,181
Gain on sale of joint venture	--	(41,200)
Stockman’s goodwill impairment loss adjustment	4,000	--
Depreciation	4,998	3,718
Amortization of gaming and other rights	--	593
Amortization of loan fees	1,432	1,898
Amortization of player loyalty program, land lease and water rights	1,908	425
Other	28	6
Deferred and share-based compensation	605	949
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	848	3,204
Prepaid expenses	705	(774)
Deferred tax	--	225
Other assets	517	(38)
Accounts payable and accrued expenses	(3,001)	(291)
Income taxes payable	594	48
Net cash provided by (used in) operating activities	11,017	(390)
Cash flows from investing activities:
Purchase of property and equipment	(3,268)	(1,855)
Proceeds from sale of joint venture, less holdback	--	49,669
Deposits and other costs of Silver Slipper acquisition	--	(10,319)
Other	(284)	(85)
Net cash (used in) provided by investing activities	(3,552)	37,410

Cash flows from financing activities:
Repayment of long-term debt and swap	(2,500)	(26,937)
Distributions to non-controlling interest in consolidated joint venture	--	(3,323)
Loan fees	(204)	--
Net cash used in financing activities	(2,704)	(30,260)
Net increase in cash and equivalents	4,761	6,760
Cash and equivalents, beginning of period	20,603	14,708
Cash and equivalents, end of period	$25,364	$21,468

	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,211	$547
Cash received from income tax refund, net of cash paid of $0.2 million for income taxes in 2013 and cash paid for income taxes in 2012	$(2,288)	$17,915
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed with accounts payable	$--	$9
Non-cash distributions for non-controlling interest in consolidated joint venture	$--	$279

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 5, 2013, for the year ended December 31, 2012, from which the balance sheet information as of that date was derived. The results of operations for the period ended September 30, 2013, are not necessarily indicative of results to be expected for the year ending December 31, 2013.

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

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) vested on June 1, 2013.  The remaining shares have a three-year vesting schedule as follows:  20,001 vested on June 1, 2012, 20,001 vested on June 1, 2013 and 19,998 will vest on June 1, 2014. On January 15, 2013, our compensation committee approved the issuance of 50,000 additional shares of restricted stock, then valued at the closing price of our stock ($3.22), with no discount. These shares will vest over three years, 16,667 on January 15, 2014, 16,667 on January 15, 2015 and 16,666 on January 15, 2016. On June 5, 2013, our compensation committee approved the issuance of 15,000 additional shares of restricted stock, then valued at the closing price of our stock ($2.86), with no discount. These shares will vest over three years, 5,000 on June 1, 2014, 5,000 on June 1, 2015 and 5,000 on June 1, 2016. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. The unvested grants are viewed as a series of individual awards and the related share-based compensation expense will be amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity.

We recognized stock compensation expense of $0.0 million and $0.3 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At September 30, 2013 and December 31, 2012, we had deferred share-based compensation of $0.2 million and $0.6 million, respectively.

3.	VARIABLE INTEREST ENTITIES

GEM.  Prior to the sale of our interest on March 30, 2012, we directed the day-to-day operational activities of GEM which significantly impacted GEM’s economic performance, and therefore, we were the primary beneficiary pursuant to the relevant portions of FASB ASC Topic 810 “Consolidation” [ASC 810-10-25 Recognition of Variable Interest Entities, paragraphs 38-39].  As such, the joint venture was a variable interest entity that was consolidated in our financial statements.

An unaudited summary of GEM’s operations follows.  (GEM’s revenues and net income were $0 for the three months ended September 30, 2013 and September 30, 2012.):

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Revenues	$--	$5,340
Net income	--	4,362

4.            CONTRACT RIGHTS

We sold $7.5 million in contract rights with our interest in GEM, to the FireKeepers Development Authority (“FDA”) on March 30, 2012, and the remaining $2.8 million in contract rights was expensed.

5.           GOODWILL & OTHER INTANGIBLES

Goodwill:

Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with Silver Slipper, Rising Star and Stockman's. In accordance with the authoritative guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We evaluate goodwill utilizing the market approach and income approach applying the discounted cash flows in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification™ ("ASC") Topic 350, "Intangibles-Goodwill and Other."

Goodwill was $14.7 million for the Silver Slipper, $1.6 million for Rising Star and $5.8 million for Stockman's as of December 31, 2012. Goodwill was $14.7 million for the Silver Slipper, $1.6 million for Rising Star and $1.8 million for Stockman's as of September 30, 2013. Due to various factors, including weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in our Indiana market, we realized lower than expected operating results during the third quarter at some of our properties. We performed interim impairment assessments of goodwill for these properties as of September 30, 2013. We evaluated goodwill for all of the relevant properties and recognized a $4.0 million impairment of Stockman's goodwill. Our review of Rising Star resulted in approximately a 2.6% excess of estimated fair value using the discounted cash flows approach. We evaluated goodwill for the Silver Slipper utilizing the market approach, resulting in approximately a 20.1% excess of estimated fair value over carrying value considering an earnings multiple of 7.0.

These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Stockman's, Rising Star and the Silver Slipper, although there is always some uncertainty in key assumptions including projected future earnings growth. If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

Other Intangible Assets:

Other intangible assets, net consist of the following:

	September 30, 2013 (unaudited)
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing intangible assets:
Player Loyalty Program-Rising Star	3	$1,700	$(1,417)	$--	$283
Player Loyalty Program-Silver Slipper	3	5,900	(1,967)	--	3,933
Land Lease and Water Rights-Silver Slipper	46	1,420	(31)	--	1,389
Capital One Bank Loan Fees	4	4,672	(1,682)	190	3,180
ABC Funding, LLC Loan Fees	4	984	(246)	14	752

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	(10)	105
Gaming Licensing-Nevada	Indefinite	542	--	(29)	513
Trademarks	Indefinite	36	--	4	40
		$25,269	$(5,343)	$169	$20,095

Other Intangible assets subtotal		$19,613	$(3,415)	$(35)	$16,163
Loan Fees subtotal		5,656	(1,928)	204	3,932
		$25,269	$(5,343)	$169	$20,095

	December 31, 2012
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Assets, Net
Amortizing intangible assets:
Player Loyalty Program-Rising Star	3	$1,700	$(992)	$--	$708
Player Loyalty Program-Silver Slipper	3	5,900	(492)	--	5,408
Land Lease and Water Rights-Silver Slipper	46	1,420	(23)	--	1,397
Wells Fargo Bank Loan Fees	5	2,614	(924)	(1,690)	--
Capital One Bank Loan Fees	3	4,671	(434)	--	4,237
ABC Funding, LLC Loan Fees	4	984	(62)	--	922

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	--	115
Gaming License-Nevada	Indefinite	542	--	--	542
Trademarks	Indefinite	36	--	--	36
		$27,882	$(2,927)	$(1,690)	$23,265

Other Intangible assets subtotal		$19,613	$(1,507)	$--	$18,106
Loan Fees subtotal		8,269	(1,420)	(1,690)	5,159
		$27,882	$(2,927)	$(1,690)	$23,265

Player Loyalty Program

The player loyalty program represents the value of repeat business associated with Silver Slipper’s and Rising Star’s loyalty program.  The value of $5.9 million and $1.7 million of the Silver Slipper and Rising Star player loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analysis for the active rated player was based on projected revenues and attrition rates.  Silver Slipper and Rising Star maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.  The value of the player loyalty programs are amortized over a life of three years.

Land Lease and Water Rights

In November 2004, Silver Slipper entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marsh land as well as a seven acre casino parcel, on which the Silver Slipper was subsequently built. The lease was amended and extended on February 26, 2013, as discussed in Note 8 to the consolidated financial statements. The $1.0 million Land Lease represents the excess fair value of the land over the estimated net present value of the Land Lease payments. The $0.4 million of water rights represented the fair value of the water rights based upon the market rates in Hancock County, Mississippi.  The value of the Land Lease and water rights are amortized over the life of the Land Lease, or 46 years.

Loan Fees

Loan fees incurred and paid as a result of debt instruments were accumulated and amortized over the term of the related debt, based on an effective interest method.

On October 1, 2012, we funded the purchase of the Silver Slipper with the full amount of the $50.0 million first lien term loan (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) and the full amount of the second lien term loan (“Second Lien Credit Agreement”) with ABC Funding, LLC, as discussed in Note 6 to the consolidated financial statements. We incurred $4.7 million in loan fees related to obtaining the First Lien Credit Agreement and $1.0 million in loan fees related to obtaining the Second Lien Credit Agreement. On August 26, 2013, we entered into a first amendment to the First Lien Credit Agreement (the “First Lien Amendment”) and an amendment no. 1 to the Second Lien Credit Agreement (the “Second Lien Amendment”) and incurred $0.2 million in additional loan fees, as discussed in Note 6 to the consolidated financial statements.  All of the loan fees are amortized over the terms of the agreements. The First Lien Amendment modifications included an extended maturity date to June 29, 2016, therefore the amortization period for these loan fees was extended.

The aggregate loan fee amortization was $0.4 million and $0.0 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $1.4 million and $0.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Gaming License

Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of $9.9 million of the Rising Star gaming license was determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. We reviewed existing gaming licenses as of September 30, 2013 and recognized an expense of $0.1 million related to gaming licensing costs pertaining to a former director and a secretary/general counsel, who are no longer affiliated with us. Gaming licenses are not subject to amortization as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We incurred $0.1 million in costs related to pursuing a Mississippi gaming license during 2012, for the purchase of all of the outstanding membership interest of Silver Slipper Casino Venture, LLC which owns and operates the Silver Slipper.

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

Current Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives.  The aggregate amortization expense was $1.1 million and $0.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively and $3.3 million and $0.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

6.            LONG-TERM DEBT

At September 30, 2013 and December 31, 2012, long-term debt consists of the following:

	2013	2012
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funded on October 1, 2012, maturing June 29, 2016, with variable interest as described in the fourth succeeding paragraph. (5.36% during the quarter ended September 30, 2013 and 5.75% during the year ended December 31, 2012).	$46,250	$48,750
Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, interest rate is fixed at 13.25% per annum.	20,000	20,000
Less current portion	(3,750)	(2,500)
	$62,500	$66,250

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

On August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of the First and Second Lien Credit Agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. Also, certain financial ratio covenants were revised under the First and Second Lien Credit Agreements to accommodate the additional extension of credit under the First Lien Credit Agreement and our lease/purchase agreement related to the hotel adjacent to the Rising Star as discussed in Note 10 to the consolidated financial statements. The $10.0 million term loan under the First Lien Credit Agreement remains undrawn and available and will be used to fund a portion of the $17.7 million construction of a six-story, 142-room hotel at our Silver Slipper property (“Silver Slipper Hotel”) being built between the south side of the casino and the waterfront, with rooms facing views of the bay. The remaining $7.7 million of the construction cost will be funded from available cash. As of September 30, 2013 we had funded $0.4 million in pre-construction costs for the Silver Slipper Hotel. We estimate that construction of the Silver Slipper Hotel will take approximately one year to complete, from the expected commencement of construction in November 2013.

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

As of December 31, 2012, we had elected, at our discretion, to prepay the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs. We elected, at our discretion, to prepay on June 3, 2013 the sum of $2.5 million in principal payments due July 1, 2013 and October 1, 2013. We further elected, at our discretion, to prepay on November 1, 2013 the sum of $2.5 million in principal payments due January 1, 2014 and April 1, 2014. The next scheduled principal payment is due July 1, 2014. We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter.  We are required to pay the entire outstanding principal on the First and Second Lien Credit Agreements, together with all accrued and unpaid interest thereon, on the respective maturity dates. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

7.            DERIVATIVE INSTRUMENTS

We are subject to interest rate risk to the extent we borrow against variable interest credit facilities. We reduce our exposure to changes in interest rates by entering into interest-bearing derivative instruments.

Derivative Instruments - Interest Rate Swap Agreements
During the three months ended March 31, 2012, we were subject to interest rate risk under the prior Wells Fargo Credit Agreement, until our repayment of the then remaining debt on March 30, 2012.  We reduced our exposure to changes in interest rates by entering into the Swap with Wells Fargo Bank, N.A., which became effective on April 1, 2011.

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

Derivative Instruments - Interest Rate Cap Agreements
Currently, we are subject to interest rate risk under our Capital One First Lien Credit Agreement. In November 2012 in accordance with the terms of the First Lien Credit Agreement, we entered into a prepaid interest rate cap agreement with Capital One for a notional amount of $15.0 million at a LIBOR cap rate of 1.5%. We prepaid $26,500 related to the agreement, which is effective from November 2, 2012 and terminates on October 1, 2014. Any future settlements resulting from the interest rate cap will be recognized in interest expense during the period in which the change occurs.

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

The total rent expense for all operating leases was $0.7 million and $0.4 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and $2.1 million and $1.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

9.            SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three and nine months ended September 30, 2013 and 2012. The casino operation segments include the Silver Slipper’s operation in Bay St. Louis, Mississippi, Rising Star’s operation in Rising Sun, Indiana, the Grand Lodge’s operation in Lake Tahoe, Nevada and Stockman’s operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder in Santa Fe, New Mexico, and, until March 30, 2012, GEM. The Corporate segment includes our general and administrative expenses.

Selected statement of operations data for the three months ended September 30 (in thousands):

2013
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$7,164	$17,001	$12,964	$313	$--	$37,442
Selling, general and administrative expense	1,477	4,316	4,434	--	1,006	11,233
Depreciation and amortization	172	749	1,573	--	4	2,498
Impairment loss	(4,000)	--	--	--	--	(4,000)
Operating (loss) income	(1,834)	359	971	291	(1,011)	(1,224)
Net (loss) income attributable to the Company	(1,211)	745	639	(451)	(1,873)	(2,151)

2012
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$7,443	$22,252	$--	$439	$--	$30,134
Selling, general and administrative expense	1,525	5,084	--	--	1,282	7,891
Depreciation and amortization	218	1,128	--	--	2	1,348
Operating income (loss)	2,382	1,593	--	426	(1,376)	3,025
Net income (loss) attributable to the Company	1,573	1,501	--	(34)	(955)	2,085

Selected statement of operations data for the nine months ended September 30 (in thousands):

2013
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$17,692	$54,413	$40,044	$1,123	$--	$113,272
Selling, general and administrative expense	4,474	13,090	13,729	--	4,280	35,573
Depreciation and amortization	529	2,222	4,146	--	9	6,906
Impairment loss	(4,000)	--	--	--	--	(4,000)
Operating income (loss)	74	3,358	3,708	1,062	(4,289)	3,913
Net income (loss) attributable to the Company	49	2,382	2,429	46	(6,523)	(1,617)

2012
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$17,508	$67,144	$--	$6,648	$--	$91,300
Selling, general and administrative expense	4,662	14,747	--	136	4,619	24,164
Depreciation and amortization	707	3,430	--	593	6	4,736
Gain on sale of joint venture	--	--	--	41,200	--	41,200
Operating income (loss)	3,463	5,191	--	46,986	(4,869)	50,771
Net income (loss) attributable to the Company	2,282	1,913	--	29,925	(5,454)	28,666

Selected balance sheet data as of September 30, 2013 and December 31, 2012 (in thousands):

2013
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$13,143	$49,565	$70,198	$59	$23,842	$156,807
Property and equipment, net	7,274	29,001	45,601	--	39	81,915
Goodwill	1,809	1,647	14,671	--	--	18,127
Liabilities	2,191	4,608	2,462	--	67,424	76,685

16

2012
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$16,964	$51,054	$72,911	$96	$21,700	$162,725
Property and equipment, net	6,988	29,632	47,024	--	29	83,673
Goodwill	5,809	1,647	14,671	--	--	22,127
Liabilities	2,281	5,817	3,020	--	70,474	81,592

10.         COMMITMENTS & CONTINGENCIES

Silver Slipper Hotel construction

On August 26, 2013, the Silver Slipper entered into an agreement with WHD Silver Slipper, LLC related to construction of the six-story, 142-room Silver Slipper Hotel (the “Construction Agreement”) being built between the south side of the casino and the waterfront, with rooms facing views of the bay. We expect costs related to the construction of the Silver Slipper Hotel to be approximately $17.7 million. We estimate that construction of the Silver Slipper Hotel will take approximately one year to complete from the expected commencement of construction in November 2013. We intend to finance $10.0 million of the construction cost with the proceeds of the term loan under the First Lien Credit Agreement as described in Note 6, with the remaining $7.7 million of the construction cost to be funded from available cash. As of September 30, 2013 we had funded $0.4 million in pre-construction costs for the Silver Slipper Hotel.

Rising Star lease/purchase agreement

On August 16, 2013, we entered into an agreement to lease/purchase a hotel at Rising Star (the “Rising Star Hotel Agreement”) with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”). Upon completion of construction, we will operate the Landlord’s 104-room hotel (the “Rising Star Hotel”), adjacent to the Rising Star. The Rising Star Hotel is currently under construction and is scheduled to open in the fourth quarter of 2013. The Rising Star Hotel Agreement provides we will be the lessee of the Rising Star Hotel and assume all responsibilities, revenues, expenses, profits and losses related to the Rising Star Hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from the date the Rising Star Hotel is first open to the public (subject to certain early termination rights of the parties under the Rising Star Hotel Agreement) with the Landlord having a right to sell the Rising Star Hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the Rising Star Hotel at a pre-set price. Beginning on January 1, 2014, we will pay a fixed monthly rent payment of approximately $83,000 during the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period.

Other items

We received correspondence from the Internal Revenue Service (IRS) regarding a late filing of an informational return, which may result in a penalty. We have requested a waiver of penalties and believe our request is sustainable on the merits.

We are party to a number of pending legal proceedings which occurred in the normal course of business. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations

11.           SUBSEQUENT EVENT

On November 1, 2013, we elected, at our discretion, to prepay the sum of $2.5 million in principal payments due January 1, 2014 and April 1, 2014. The next scheduled principal payment is due July 1, 2014.

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

Overview

We own, develop, manage, and/or invest in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and we have been successful in our long-term strategy to transition from primarily a management company to primarily an owner/operator of regional casino operations with our significant acquisitions of the Rising Star Casino Resort (“Rising Star”) in 2011 and the Silver Slipper Casino (“Silver Slipper”) in 2012.  With the sale of our interest in Gaming Entertainment (Michigan), LLC (“GEM”) and the related management agreement for the FireKeepers Casino also in 2012, we transitioned the primary source of our revenues to owned entities.  Our current ongoing strategy is to continue to create memorable experiences for our customers through customer service, employee engagement and entertainment as well as to continue to seek new business opportunities.

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

Gross proceeds, before $0.3 million reduction and $0.1 million holdback receivable	$48.8
Plus: April 2012 ‘Wind up’ fee received, net	0.9
49.7
Less: Net basis of contract rights expensed	(2.8)
Less: Our interest in GEM	(5.7)
Gain on sale of joint venture	$41.2

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

During the quarter ended June 30, 2013, a new Indiana gaming tax legislation was passed, which allowed $2.5 million in free play to be tax-free for the State of Indiana’s twelve month fiscal year ended June 30, 2013, resulting in a savings of $0.6 million for the Rising Star.  Also, during the State of Indiana’s fiscal year ending June 30, 2014, $5.0 million in free play will be tax-free and the tax benefit for our quarter ended September 30, 2013 was $0.2 million.  In addition, as part of the legislation, if Rising Star’s gross gaming revenues are less than $75.0 million during the State of Indiana’s fiscal year ended June 30, 2014, we may be entitled to additional tax relief currently estimated at about $2.5 million per year, beginning July 1, 2014.

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

Revenues. For the three months ended September 30, 2013, total revenues increased $7.3 million (24%) as compared to 2012, primarily due to $13.0 million in revenues at Silver Slipper, our Gulf Coast segment’s revenues, which was purchased on October 1, 2012, offset by a $5.3 million (24%) decrease in our Midwest segment revenues derived from Rising Star Casino in Indiana. The decrease in Rising Star’s revenues was driven by the $5.1 million (25%) decrease in casino revenues due to increased competition from three new casino operations in Ohio.

Operating costs and expenses. For the three months ended September 30, 2013, total operating costs and expenses increased $7.6 million (28%), as compared to 2012, primarily due to the purchase of the Silver Slipper operations with $12.0 million in operating costs, offset by a $4.0 million (19%) decrease in our Midwest segment operating costs.

The $4.0 million decrease in our Midwest segment operating expenses was largely due to $2.8 million (23%) lower casino expenses, $0.8 million (15%) lower selling, general and administrative expenses (explained below) and $0.4 million (34%) lower depreciation expense. Rising Star’s casino expenses decreased from the prior year period, due to a $2.2 million (34%) decrease in gaming taxes, a $0.5 million (17%) decrease in complimentary expense and a $0.2 million (11%) decrease in casino payroll and related expenses. The lower gaming taxes were partially the result of new Indiana gaming tax legislation, which allowed $2.5 million in free play to be tax-free for the State of Indiana’s twelve month fiscal year beginning July 1, 2013, resulting in a savings of $0.2 million, as well as lower volume in gaming revenues. Rising Star’s depreciation expenses decreased $0.4 million over the prior year period, caused by fixed assets which became fully depreciated.

Project development and acquisition costs. For the three months ended September 30, 2013, project development costs decreased $0.1 million (79%), as compared to 2012, primarily due to Silver Slipper acquisition costs that were incurred in the prior year period. Project development and acquisition costs are allocated to our development/management operations segment.

Selling, general and administrative expense. For the three months ended September 30, 2013, selling, general and administrative expenses increased $3.3 million (42%) as compared to 2012. Selling, general and administrative expenses were $4.4 million for the quarter at the Silver Slipper, purchased October 1, 2012, offset by a $0.8 million (15%) decrease in our Midwest segment expenses.

The $0.8 million decrease in our Midwest segment’s selling, general and administrative expenses was largely attributable to Rising Star’s $0.5 million (23%) lower payroll and other employee related expenses and $0.2 million (46%) lower advertising expenses, as a result of cost control initiatives.

Operating gains (losses). For the three months ended September 30, 2013, we incurred an impairment loss of $4.0 million related to Stockman’s goodwill as discussed in Note 5 to the consolidated financial statements.

Other (expense) income. For the three months ended September 30, 2013, interest expense increased $1.8 million related to the First and Second Lien Credit Agreements with Capital One and ABC Funding, LLC, which were incurred with the purchase of Silver Slipper.  In 2012, we had no loans outstanding or related interest expense in the third quarter. These other (expense) income items are allocated to our corporate operations segment.

Income taxes. The estimated effective tax rate for the three months ended September 30, 2013 is approximately 30%, compared to 29% for the same period in 2012. The higher tax rate in the current year is primarily a function of a pre-tax book loss at September 30, 2013 and its impact on permanent items, including the non-deductibility of gaming taxes in calculating state tax, and the deductibility of restricted stock partially as a result of permanent differences related to the deductibility of executive compensation. State tax expense is typically high as a result of the non-deductibility of gaming taxes in certain states. The tax deduction for restricted stock, which vested in June 2013, was lower than the cumulative expense recognized on the income statement over the three year vesting period. There is no valuation allowance on the current deferred tax asset of $2.1 million and the long-term deferred tax asset of $1.0 million as of September 30, 2013, as we believe the deferred tax assets are fully realizable.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Revenues.  For the nine months ended September 30, 2013, total revenues increased $22.0 million (24%) as compared to 2012, principally related to $40.0 million in revenue at Silver Slipper, our Gulf Coast segment’s revenues, purchased on October 1, 2012, offset by a $12.7 million (19%) decrease in our Midwest segment revenues as a result of increased competition and a $5.5 million (83%) decrease in our development/management segment revenues as a result of the sale of our interest in GEM and the FireKeepers management agreement on March 30, 2012.

The $12.7 million decrease in our Midwest segment revenues was the result of lower casino revenues at the Rising Star, which decreased $12.4 million (20%) due to the opening of a new casino in Cincinnati, Ohio, in March 2013 as well as two casinos which opened in Columbus, Ohio in 2012.

Operating costs and expenses. For the nine months ended September 30, 2013, total operating costs and expenses increased $23.6 million (29%), as compared to 2012, chiefly as a result of the purchase of the Silver Slipper operations with $36.3 million in operating costs, offset by a $10.9 million (18%) decrease in our Midwest segment costs and a $0.8 million (93%) decrease in our development/management segment operating costs.  Operating costs also decreased $0.6 million (12%) in our Corporate segment due to a $0.3 million (7%) decrease in selling, general and administrative expenses as explained below.

The $10.9 million decrease in our Midwest segment operating expenses was largely due to $7.8 million (21%) lower casino expenses, $1.7 million (11%) lower selling, general and administrative expenses (as explained below), $1.2 million (35%) lower depreciation expense and $0.3 million (11%) lower food and beverage expenses. Rising Star’s casino expenses decreased $7.8 million over the prior year period, largely due to a $5.4 million (28%) decrease in gaming taxes, a $1.3 million (15%) decrease in complimentary expense and a $0.6 million (9%) decrease in casino payroll and related expenses. The lower gaming taxes were partially attributable to new Indiana gaming tax legislation, which allows a portion of the free play to be tax-free resulting in a savings of $0.8 million for the nine months ended September 30, 2013.  Gaming taxes were also lower for the nine months ended September 30, 2013 due to lower taxable gaming revenues. Rising Star’s depreciation expenses decreased $1.2 million over the prior year period, as a result of fixed assets that became fully depreciated.  Rising Star’s food and beverage expenses decreased $0.3 million over the prior year period due to the decline in business which lowered food and beverage cost of sales. The $0.8 million decrease in our development/management segment operating costs was predominantly attributable to the sale of our interest in GEM and the FireKeepers management agreement on March 30, 2012.

Project development and acquisition costs. For the nine months ended September 30, 2013, project development costs decreased $0.3 million (84%), as compared to 2012, mainly as a result of the Silver Slipper acquisition costs incurred in the prior year period. Project development and acquisition costs are allocated to our development/management operations segment.

Selling, general and administrative expense. For the nine months ended September 30, 2013, selling, general and administrative expenses increased $11.4 million (47%) as compared to 2012. Selling, general and administrative expenses were $13.7 million for the nine months ended September 30, 2013 at the Silver Slipper, which was acquired October 1, 2012, offset by a $1.7 million (11%) decrease in our Midwest segment expenses and also a $0.3 million (7%) decrease in our Corporate segment expenses due to lower payroll and other employee related expenses.

The $1.7 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star’s cost control initiatives which resulted in $0.9 million (14%) lower payroll and other employee related expenses, $0.3 million lower maintenance expenses related to dredging and a $0.4 million (35%) decline in advertising expenses.

Operating gains (losses). For the nine months ended September 30, 2013, we incurred an impairment loss of $4.0 million related to Stockman’s goodwill as discussed in Note 5 to the consolidated financial statements. This contrasts with a $41.2 million gain on sale of the joint venture, related to the sale of our interest in GEM in the prior year period.

Other (expense) income. For the nine months ended September 30, 2013 we incurred a $4.8 million increase in interest expense related to the First and Second Lien Credit Agreements with Capital One and ABC Funding, LLC, whose proceeds were used to purchase Silver Slipper Casino.  In the nine months ended September 30, 2012, we incurred a $1.7 million loss on extinguishment of debt related to the write-off of the Wells Fargo loan costs. These other (expense) income items are allocated to our corporate operations segment.

Income taxes. The estimated effective tax rate for the nine months ended September 30, 2013 is approximately 5% compared to 38% for the same period in 2012. The lower tax rate in the current year is primarily a function of pre-tax book loss of $1.7 million compared to pre-tax book income of $48.3 million for the nine months ended September 30, 2013 and September 30, 2012, respectively, and its impact on permanent items, including the non-deductibility of gaming taxes in calculating state tax, and the deductibility of restricted stock partially as a result of permanent differences related to the deductibility of executive compensation. State tax expense is typically high as a result of the non-deductibility of gaming taxes in certain states. The tax deduction for restricted stock, which vested in June 2013, was lower than the cumulative expense recognized on the income statement over the three year vesting period. There is no valuation allowance on the current deferred tax asset of $2.1 million and the long-term deferred tax asset of $1.0 million as of September 30, 2013, as we believe the deferred tax assets are fully realizable.

Noncontrolling interest. For the nine months ended September 30, 2012, we recorded net income attributable to non-controlling interest in consolidated joint venture of $2.2 million as a result of our interest in GEM.  Our interest in GEM was sold on March 30, 2012.

Liquidity and capital resources

Economic conditions and related risks and uncertainties

The United States and the world has experienced a widespread economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in the Gulf Coast, Indiana, northern Nevada and New Mexico. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Silver Slipper, Rising Star, Grand Lodge, and Stockman’s operations, along with the Buffalo Thunder management agreement, are currently our primary sources of recurring income and significant positive cash flow. There can be no assurance that the Buffalo Thunder management agreement ending in September 2014, will be extended beyond its term.

On a consolidated basis, cash provided by operations for the first nine months of 2013 was $11.0 million. Cash of $3.6 million was used in investing activities, largely due to the purchase of $3.3 million in property and equipment at our various properties, including $0.4 million for Silver Slipper Hotel pre-construction costs. Cash of $2.7 million was used in financing activities to repay $2.5 million in debt and pay $0.2 million in loan fees connected with the Silver Slipper Hotel financing.

As of September 30, 2013, we had approximately $25.4 million in cash.

Our future cash requirements include funding approximately $7.3 million in remaining construction costs, net of $0.4 million of pre-construction costs funded for the nine months ended September 30, 2013, for a six-story, 142-room hotel at Silver Slipper Casino in Mississippi (“Silver Slipper Hotel”) being built between the south side of the casino and the waterfront, with rooms facing views of the bay.  On August 26, 2013, the Silver Slipper entered into an agreement with WHD Silver Slipper, LLC related to construction of the Silver Slipper Hotel (the “Construction Agreement”). We estimate that construction of the Silver Slipper Hotel will take approximately one year to complete from the expected commencement of construction in November 2013. We intend to finance $10.0 million of the construction cost with the proceeds of the term loan under the First Lien Credit Agreement as described in Note 6 to the consolidated financial statements, with the remaining $7.7 million of the construction cost to be funded from available cash.

We believe the Silver Slipper Hotel is a much-needed amenity which will allow guests to extend their visits and enjoy more of what the Silver Slipper has to offer and favorably impact customer loyalty and revenues.

In October 2011, the Rising Sun/Ohio County First, Inc. (RSOCF), an Indiana non-profit corporation, and the Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our property. Construction commenced in December 2012, and the hotel is expected to open in the fourth quarter of 2013. We believe that the added hotel room inventory in proximity to the casino facility will favorably impact revenues and visitor counts.

On August 16, 2013, we entered into an agreement to lease/purchase a hotel at Rising Star (the “Rising Star Hotel Agreement”) with RSOCF (the “Landlord”). Upon completion of construction, we will operate the Landlord’s 104-room hotel (the “Rising Star Hotel”), adjacent to the Rising Star. The Rising Star Hotel is currently under construction and is scheduled to open in the fourth quarter of 2013. The Rising Star Hotel Agreement provides we will be the lessee of the Rising Star Hotel and assume all responsibilities, revenues, expenses, profits and losses related to the Rising Star Hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from the date the Rising Star Hotel is first open to the public (subject to certain early termination rights of the parties under the Rising Star Hotel Agreement) with the Landlord having a right to sell the Rising Star Hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the Rising Star Hotel at a pre-set price. Beginning on January 1, 2014, we will pay a fixed monthly rent payment of approximately $83,000 during the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period.

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

As of December 31, 2012, we had elected, at our discretion, to prepay the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs. We elected, at our discretion, to prepay on June 3, 2013 the sum of $2.5 million in principal payments due July 1, 2013 and October 1, 2013. We further elected, at our discretion, to prepay on November 1, 2013 the sum of $2.5 million in principal payments due January 1, 2014 and April 1, 2014. The next scheduled principal payment is due July 1, 2014.

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

On August 26, 2013, we entered into a first amendment to the First Lien Credit Agreement, (“First Lien Amendment”) and an amendment no. 1 to the Second Lien Credit Agreement, (“Second Lien Amendment”) which amended certain provisions of the First and Second Lien Credit Agreements. The First Lien Amendment modifications include a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. Also, certain financial ratio covenants were revised under the First and Second Lien Credit Agreements to accommodate the additional extension of credit under the First Lien Credit Agreement and our lease/purchase agreement related to the Rising Star Hotel, as discussed in Note 10 to the consolidated financial statements. The $10.0 million term loan under the First Lien Credit Agreement remains undrawn and available and will be used to fund a portion of the $17.7 million construction of the six-story, 142-room Silver Slipper Hotel being built between the south side of the casino and the waterfront, with rooms facing views of the bay. The remaining $7.7 million of the construction cost will be funded from available cash. As of September 30, 2013 we had funded $0.4 million in pre-construction costs for the Silver Slipper Hotel. We estimate that construction of the hotel will take approximately one year from expected commencement of construction in November 2013.

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

•	access to capital and credit, including our ability to finance future business requirements;
•	our dependence on key personnel;
•	the availability of adequate levels of insurance;
•	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;
•	ability to obtain and maintain gaming and other governmental licenses;
•	regulatory approvals;
•	impact of weather;

•	competitive environment, including increased competition in our target market areas;
•	increases in the effective rate of taxation at any of our properties or at the corporate level; and
•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — On October 1, 2012, we acquired the Silver Slipper.  With respect to this acquisition, Management has assessed the effectiveness of the newly acquired property’s internal controls, and has deemed the controls over financial reporting to be effective as of September 30, 2013.

There have been no other changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.   Exhibits

10.1
Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC, incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on August 22, 2013.

10.2
First Amendment to First Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender, incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013.

10.3
Amendment No. 1 to Second Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013.

10.4
Standard Form of Agreement Between Owner and Design-Builder dated August 26, 2013 between Silver Slipper Casino Venture, LLC and WHD Silver Slipper, LLC, incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013.

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

Date: November 6, 2013

	By:	/s/ DEBORAH J. PIERCE
Deborah J. Pierce
Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

