Form 10-K
period 2013-12-31
FULL HOUSE RESORTS INC
filed 2014-03-10
CIK 891482

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2013
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
Large Accelerated Filer ☐     Accelerated Filer ☐      Non Accelerated Filer ☐ Smaller reporting company  ☑
Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2013, was: $47,027,115.  As of March 1, 2014, there were 18,870,681 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated By Reference
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Item 1. Business.

Background

Full House Resorts, Inc., a Delaware corporation formed in 1987, and its subsidiaries (collectively, Full House, we, our, ours, us) develops, manages, operates, and/or invests in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and our long-term strategy is to continue deriving revenues primarily from owned operations, as well as management fees. In furtherance of that strategy we made significant acquisitions of the Rising Star Casino Resort and Grand Lodge Casino leased operation in 2011 and the Silver Slipper Casino in 2012. With the 2012 sale of the management agreement for the FireKeepers Casino in Michigan, we have transitioned the primary source of our revenues to owned entities.

We currently own three casino properties, lease one casino property and we have one management contract to manage a group of related casino properties. These properties are located in four distinct regions of the United States - the Gulf Coast, the Midwest, Northern Nevada and the Southwest. We own Rising Star Casino Resort located in Rising Sun, Indiana, Silver Slipper Casino located in Bay St. Louis, Mississippi and Stockman’s Casino located in Fallon, Nevada. We lease the Grand Lodge Casino at the Hyatt Regency Lake Tahoe Resort, Spa and Casino located in Incline Village, Nevada on the North Shore of Lake Tahoe. We manage the Buffalo Thunder Casino and Resort and the Cities of Gold and other gaming facilities, both located in Santa Fe, New Mexico, for the Pueblo of Pojoaque pursuant to an agreement with a three-year term expiring in September 2014.

Previously we managed the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi, through a 50% joint venture, pursuant to a seven-year management agreement through March 30, 2012, when our interest in the joint venture was sold.

Properties Currently Operating

Gulf Coast Casino Operations

Silver Slipper Casino

Silver Slipper Casino is on the far west end of the Mississippi Gulf Coast in Bay St. Louis, Mississippi. The property has approximately 37,000 square feet of gaming space containing approximately 950 slot and video poker machines, 25 table games and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

We acquired all of the outstanding membership interests in Silver Slipper Casino Venture LLC, the owner of Silver Slipper Casino, on October 1, 2012, for $69.3 million, exclusive of net working capital balances, fees and expenses.

On August 26, 2013, we entered into an agreement with WHD Silver Slipper Casino, LLC related to construction of a six-story, 142-room hotel at our Silver Slipper Casino property (the “Silver Slipper Casino Hotel”). We have commenced construction of the Silver Slipper Casino Hotel and expect construction to be completed in late 2014 or early 2015. Upon completion, the hotel will have 142-rooms in a six-story tower overlooking the waterfront. We believe that the Silver Slipper Casino Hotel is a much-needed amenity and will favorably impact customer loyalty by allowing guests to extend their visits at Silver Slipper Casino.

Midwest Casino Operations

Rising Star Casino Resort

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. We renamed the property Rising Star Casino Resort in August 2011.  The property has approximately 40,000 square feet of casino space and includes approximately 1,200 slot and video poker machines, 33 table games, a 190-room hotel, five dining outlets and an 18-hole Scottish links golf course.

In October 2011, Rising Sun/Ohio County First, Inc. (“RSOCF”) and Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel tower on land adjacent to our Rising Star Casino Resort. On June 13, 2012, the City of Rising Sun Advisory Plan Commission provided a favorable recommendation to the City Council of Rising Sun, Indiana, regarding a revised amendment to the plan of development, which was adopted by the City Council on July 5, 2012.  On August 13, 2012, the Advisory Plan Commission approved the detailed plan of development.  The parties entered into a real estate sale agreement dated May 2, 2012, for RSOCF to purchase approximately three acres of land on which the hotel was developed.  Construction commenced in December 2012, and the new hotel tower at Rising Star Casino Resort opened on November 15, 2013. The opening of the new hotel tower at Rising Star Casino Resort brought total room capacity to 294.  We believe that the added hotel room inventory in close proximity to our casino facility will favorably impact revenues and visitor counts.

On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) which commenced on November 15, 2013 and provides us with full management control and an option to purchase the new hotel tower at Rising Star Casino Resort at the end of the term. We have recorded the capital lease obligation and hotel assets in our financial statements. On November 15, 2013, we began operating the new hotel tower at Rising Star Casino Resort. The Rising Star Hotel Agreement provides that we will be the lessee of the new hotel tower at Rising Star Casino Resort and assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the landlord having a right to sell the hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $77.5 thousand, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

Northern Nevada Casino Operations

Grand Lodge Casino

On September 1, 2011, we purchased the operating assets of Grand Lodge Casino and entered into a lease with Hyatt Equities, L.L.C. for the casino space in the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.  The initial term of the lease expires on August 31, 2018.  The lease has an option, subject to mutual agreement, to renew for an additional five-year term. The Grand Lodge Casino has 18,900 square feet of casino space integrated with the Hyatt Regency Lake Tahoe Resort, Spa and Casino, featuring approximately 260 slot machines, 16 table games and a poker room.

Stockman’s Casino

We acquired Stockman’s Casino in Fallon, Nevada on January 31, 2007. Stockman’s Casino has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. The facility has a bar, a fine dining restaurant and a coffee shop.

Southwest Casino Management Operations

Buffalo Thunder Casino and Resort

In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the National Indian Gaming Commission as a management contract, to advise on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities which in aggregate have approximately 1,200 slot machines, 18 tables games (including poker) and a simulcast area. We receive a base consulting fee of $0.1 million per month plus quarterly success fees based on achieving certain financial targets and incur only minimal incremental operating costs related to the contract. Our management and related agreements with Buffalo Thunder Casino and Resort became effective on September 23, 2011.

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

Prior Projects

FireKeepers Casino

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC, (“RAM”) a privately-held investment company.  GEM had the exclusive right to provide casino management services at the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi (the “Michigan Tribe”) for seven years commencing August 5, 2009. On December 2, 2010, the FireKeepers Development Authority, a tribal entity formed by the Michigan Tribe, entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which included development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM was to perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services did not exceed, in the aggregate, $0.2 million. On May 22, 2012, we signed an amendment to the hotel consulting services agreement extending the terms of the agreement through November 2012.

On March 30, 2012, the joint venture managing the FireKeepers Casino sold the equity of the joint venture and the management agreement to the FireKeepers Development Authority for $97.5 million.  In addition to the $97.5 million sale price, the FireKeepers Development Authority paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012 less a $0.2 million wind-up fee and $0.1 million holdback receivable.  The $0.1 million holdback receivable was received in May 2012, less expenses related to the sale deducted by the FireKeepers Development Authority.  Our gain on the sale of joint venture, related to the sale of our interest in GEM, was $41.2 million and allocated as follows (in millions):

Gross proceeds	$48.8
Plus: April 2012 wind-up fee received, net of $0.03 million wind-up fee and holdback receivable	0.9
Net proceeds	49.7
Less: Our interest in joint venture	(5.7)
Full House gain on sale of joint venture	44.0
Less: contract right owned by subsidiary	(2.8)
Consolidated gain on sale of joint venture	$41.2

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

Once obtained, licenses, permits, and approvals must be renewed from time to time and generally are not transferable. Regulatory authorities may at any time revoke, suspend, condition, limit, or restrict a license for reasonable cause. License holders may be fined and in some jurisdictions and, under certain circumstances, gaming operation revenues can be forfeited. We may be unable to obtain any licenses, permits, or approvals, or if obtained, they may not be renewed or may be revoked in the future. In addition, a rejection or termination of a license, permit, or approval in one jurisdiction may have a negative effect in other jurisdictions. Some jurisdictions require gaming operators licensed in that state to receive their permission before conducting gaming in other jurisdictions.

The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations, and procedures dealing with gaming are subject to the interpretation of the regulatory authorities and may be amended. Any changes in such laws, regulations, or their interpretations could have a negative effect on our operations and future development of gaming opportunities. Certain specific provisions applicable to us are described below.  We believe that we are in material compliance with such governmental regulations in each jurisdiction in which we conduct business.

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

As a licensee or registrant, we may not make certain public offerings of our securities without the prior approval of the Nevada Gaming Commission.  Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.  We have received a waiver of the prior approval requirement with respect to public offerings of securities subject to certain conditions.  Also, changes in control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada State Gaming Control Board and approval by the Nevada Gaming Commission.

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

Indiana Regulatory Matters

We own and operate a wholly-owned subsidiary, Gaming Entertainment (Indiana) LLC, which acquired and operates Rising Star Casino Resort in Rising Sun, Indiana. The ownership and operation of casino facilities in Indiana are subject to extensive state and local regulation, including primarily the licensing and regulatory control of the Indiana Gaming Commission.  The Indiana Gaming Commission is given extensive powers and duties for administering, regulating and enforcing riverboat gaming in Indiana.

Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the Indiana Gaming Commission is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. In April 2007, the Indiana General Assembly enacted legislation that authorized the two horse tracks located in Anderson and Shelbyville, Indiana to install 2,000 slot machines at each facility (“racinos”). The Indiana Gaming Commission granted each horse track a five-year gaming license authorizing the use of such slot machines. Installation of slot machines beyond the statutorily authorized number requires further approval by the Indiana Gaming Commission. The slot operations at the race tracks opened in the second quarter of 2008. In November 2011, the Indiana Commission authorized Indiana Live! Casino (now known as Indiana Grand), located in Shelbyville to install up to 2,200 slot machines at its facility. In November 2012, the Indiana Gaming Commission authorized Hoosier Park to install up to 2,200 slot machines at its facility.

The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the Indiana Gaming Commission with the power and duties of administering, regulating and enforcing the system of riverboat gaming in Indiana. The Indiana Gaming Commission’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in Indiana.

The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the Indiana Gaming Commission. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every person holding an ownership interest in the applicant. Any person holding an interest of 5% or more in the applicant must undergo a background investigation and be licensed. The Indiana Gaming Commission has the authority to request specific information on or license anyone holding an ownership interest.

Each license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. The Indiana Act allows a person to hold up to 100% of up to two individual licenses. Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the Indiana Gaming Commission that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. Gaming Entertainment (Indiana) LLC applied for and, on March 15, 2011, was granted the transfer of a riverboat owner’s license. Thereafter, Gaming Entertainment (Indiana) LLC has renewed its license annually on September 15 of each year.

The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the Indiana Gaming Commission. Furthermore, the Indiana Act requires that officers, directors and employees of a gaming operation be licensed. In 2009, the Indiana General Assembly enacted legislation requiring all casino operators to submit for approval by the Commission a written power of attorney identifying a person who would serve as a trustee to temporarily operate the casino in certain rare circumstances, such as the revocation or non-renewal of any owner’s license. Gaming Entertainment (Indiana) LLC most recently had its power of attorney approval renewed on September 12, 2013.

The Indiana Gaming Commission has a rule mandating that licensees maintain a cash reserve to protect patrons against defaults in gaming debts.  The cash reserve is to be equal to a licensee’s average payout for a three-day period based on the riverboat’s performance during the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated.

The Indiana Act does not limit the maximum bet or loss per patron. Each licensee sets minimum and maximum wagers on its own games. Players must use chips or tokens as, according to the Indiana Act, wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from persons present at a licensed riverboat.

The Indiana Gaming Commission places special emphasis on the participation of minority business enterprises (“MBEs”) and women business enterprises (“WBEs”) in the riverboat industry. Each licensee is required to submit annually to the Indiana Gaming Commission a report that includes the total dollar value of contracts awarded for goods and services and the percentage awarded to MBEs and WBEs, respectively. Prior to 2008, the Indiana Gaming Commission required licensees to establish goals of expending 10% of the total dollars spent on the majority of goods and services with MBEs and 5% with WBEs. Following a disparity study in 2007 to determine whether there existed a gap between the capacity of MBEs and WBEs and the utilization thereof by riverboat casinos in Indiana, the Indiana Commission mandated that, effective as of January 1, 2008, annual goals for expenditures to WBEs for the purchase of construction goods and services shall be set at 10.9%. In November 2010, relying on two years of expenditure data, that indicated a statistically significant disparity, the Indiana Gaming Commission issued Resolution 2010-217 to mandate that, effective January 1, 2011, the annual goal for expenditures to MBEs for the purchase of construction goods and services shall be set at 23.2%. The Indiana Act requires that the Indiana Gaming Commission update the disparity study every five years. Accordingly, a disparity study was conducted in 2012, reviewing Indiana riverboat and racino expenditures between January 1, 2009 and December 31, 2011 (the “2012 Disparity Study”).

The 2012 Disparity Study showed that there were no expenditure disparities by riverboat casinos or racinos. On November 15, 2012, the Indiana Gaming Commission adopted the 2012 Disparity Study. For expenditures in all areas, the Indiana Gaming Commission has taken the position that the capacity percentages set forth in the 2012 Disparity Study for MBEs and WBEs, respectively, are goals and targets for which best faith efforts of each licensee are expected. Failure to meet these goals will be scrutinized heavily by the Indiana Gaming Commission and the Indiana Act authorizes the Indiana Gaming Commission to suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these guidelines. However, if a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply.

A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.

Indiana state law stipulates a graduated wagering tax with a starting tax rate of 5% of the first $25.0 million of adjusted gross receipts for casinos with adjusted gross gaming receipts under $75.0 million during the fiscal tax year ended June 30, 2014, with a deduction for free play and a top rate of 40% for adjusted gross receipts in excess of $600.0 million. In addition to the wagering tax, an admissions tax of $3 per admission is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.

A licensee may enter into debt transactions that total $1.0 million or more only with the prior approval of the Indiana Gaming Commission. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the licensee enters into a debt transaction would be suitable for licensure under the Indiana Act. Unless waived, approval of debt transactions requires consideration by the Commission at two business meetings. The Indiana Gaming Commission, by resolution, has authorized its executive director, subject to subsequent ratification by the Indiana Gaming Commission, to approve debt transactions after a review of the transaction documents and consultation with the Indian Gaming Commission chair and the Indiana Gaming Commission’s financial consultant.

The Indiana Gaming Commission may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Act or the regulations of the Indiana Gaming Commission or for any other fraudulent act. In addition, the Indiana Gaming Commission may revoke an owner’s license if the Indiana Gaming Commission determines that the revocation of the license is in the best interests of the State of Indiana. Limitation, conditioning, or suspension of any gaming license or approval or the directive to utilize its power of attorney could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

The Indiana Act provides that the sale of alcoholic beverages at riverboat casinos is subject to licensing, control and regulation pursuant to Title 7.1 of the Indiana Code and the rules adopted by the Indiana Alcohol and Tobacco Commission.

Mississippi Regulatory Matters

In order to acquire and own Silver Slipper Casino or any other gaming operation in Mississippi, we are subject to the Mississippi Gaming Control Act (“Mississippi Act”) and to the licensing and regulatory control of the Mississippi Gaming Commission, and various local, city and county regulatory agencies. The Mississippi Act is similar to the Nevada Gaming Control Act. The Mississippi Gaming Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

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

There are no limitations on the number of gaming licenses that may be granted. Further, the Mississippi Act provides for 24-hour gaming operations and does not limit the maximum bet or loss per patron or the percentage of space that may be utilized for gaming. Gaming licenses are issued for a three-year period and must be renewed periodically thereafter. Silver Slipper Casino was most recently granted a renewal of its license by the Mississippi Gaming Commission on June 21, 2012, effective July 20, 2012. This license expires on July 15, 2015.

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

The Mississippi Gaming Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of 5% of any class of voting securities of a registered corporation. However, under certain circumstances, an “institutional investor”, as defined in the Mississippi gaming regulations, which acquires more than 10%, but not more than 15%, of the voting securities of a registered corporation, as reported to the Securities and Exchange Commission, may apply for a waiver of such finding of suitability if such investor holds the securities for investment purposes only. An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Mississippi Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the registered corporation’s management, policies or operations’ and (3) such other activities as the Mississippi Gaming Commission may determine to be consistent with such investment intent.

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

The Mississippi Gaming Commission may also, in its discretion, require identities of the holders of our debt or other securities to file applications, be investigated and be found suitable to own any debt security of a registered corporation if the Mississippi Gaming Commission has reason to believe that the holder’s ownership of such debt securities would be inconsistent with the declared policies of the State of Mississippi. Although the Mississippi Gaming Commission generally does not require the individual holders of such notes to be investigated and found suitable, it retains the right to do so for any reason deemed necessary by the Mississippi Gaming Commission. The applicant holder of any debt securities is required to pay all costs of such investigation.

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

Each Mississippi gaming subsidiary must maintain in Mississippi a current stock ledger with respect to the ownership of its equity securities. We also must maintain a current list of our shareholders, which must reflect the record ownership of each outstanding share of any class of our equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Gaming Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner. The Mississippi Act requires that certificates representing securities of a registered corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Gaming Commission. On September 20, 2012, we received a waiver of this legend requirement from the Mississippi Gaming Commission. The Mississippi Gaming Commission has the power to impose additional restrictions on the holders of our securities at any time.

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

Tribal Gaming

Gaming on tribal lands (lands over which tribes have jurisdiction and which meet the definition of tribal lands under the Indian Gaming Regulatory Act of 1988, (the “Regulatory Act”)) is regulated by federal, state and tribal governments.  The regulatory environment regarding tribal gaming is always changing.  Changes in federal, state or tribal law or regulations may limit or otherwise affect tribal gaming or may be applied retroactively and could then have a negative effect on our operations.

The terms and conditions of management agreements or other agreements and the operation of casinos on tribal lands are subject to the Regulatory Act, which is implemented by the National Indian Gaming Commission (“NIGC”).  The contracts also are subject to the provisions of statutes relating to contracts with tribes, which are supervised by the United States Department of the Interior.  The Regulatory Act is interpreted by the Department of the Interior and the NIGC and may be clarified or amended by the judiciary or legislature.

Under the Regulatory Act, the NIGC has the power to:

●	inspect and examine certain tribal gaming facilities;

●	perform background checks on persons associated with tribal gaming;

●	inspect, copy and audit all records of tribal gaming facilities;

●	hold hearings, issue subpoenas, take depositions, and adopt regulations; and

●	penalize violators of the Regulatory Act.

Penalties for violations of the Regulatory Act include fines, and possible temporary or permanent closing of gaming facilities.  The Department of Justice may also impose federal criminal sanctions for illegal gaming on tribal lands and for theft from tribal gaming facilities.

The Regulatory Act also requires that the NIGC review tribal gaming ordinances.  Such ordinances are approved only if they meet certain requirements relating to:

●	ownership;

●	security;

●	personnel background;

●	recordkeeping and auditing of the tribe’s gaming enterprises;

●	use of the revenues from gaming; and

●	protection of the environment and the public health and safety.

The Regulatory Act also regulates tribal gaming and management agreements.  The NIGC must approve management agreements and collateral agreements, including agreements like promissory notes, loan agreements and security agreements.  A management agreement can be approved only after determining that the contract provides for:

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

●
a contract term not exceeding five years and a management fee not exceeding 30% of net revenues as defined by the agency and a determination by the chairman of the NIGC that the fee is reasonable considering the circumstances; provided that the NIGC may approve up to a seven-year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required or the income projections for the particular gaming activity justify the larger profit allocation and longer term.

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

The NIGC will not approve a management company and may void an existing management agreement if a director, key employee or an interested person of the management company:

●	is an elected member of the tribal government that owns the facility being managed;

●	has been or is convicted of a felony or misdemeanor gaming offense;

●	has knowingly and willfully provided materially false information to the NIGC or a tribe;

●	has refused to respond to questions from the NIGC;

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

The Regulatory Act divides games that may be played on tribal land into three categories.  Class I Gaming includes traditional tribal games and private social games and is not regulated under the Regulatory Act.  Class II Gaming includes bingo, pull tabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at a location where bingo is played.  Class III Gaming includes all other commercial forms of gaming, such as video casino games (e.g., video slots, video blackjack), so-called “table games” (e.g., blackjack, craps, roulette), and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

Class II Gaming is allowed on tribal land if performed according to a tribal ordinance which has been approved by the NIGC and if the state in which the tribal land is located allows such gaming for any purpose.  Class II Gaming also must comply with several other requirements, including a requirement that key management officials and employees be licensed by the tribe.

Class III Gaming is permitted on tribal land if the same conditions that apply to Class II Gaming are met and if the gaming is performed according to the terms of a written gaming compact between the tribe and the host state.  The Regulatory Act requires states to negotiate in good faith with tribes that seek to enter into tribal-state compacts.  Should the state not negotiate in good faith, regulations of the Department of Interior allow the Secretary of the Interior to impose the terms of a gaming compact on the state.

The negotiation and adoption of tribal-state compacts is vulnerable to legal and political changes that may affect our future revenues and securities prices.  Accordingly, we cannot predict:

●	which additional states, if any, will approve casino gaming on tribal land;

●	the timing of any such approval;

●	the types of gaming permitted by each tribal-state compact;

●	any limits on the number of gaming machines allowed per facility; or

●	whether states will attempt to renegotiate or take other steps that may affect existing compacts.

Under the Regulatory Act, tribal governments have primary regulatory authority over gaming on tribal land within the tribe’s jurisdiction unless a tribal-state compact has delegated this authority. Therefore, persons engaged in gaming activities, including us, are subject to the provisions of tribal ordinances and regulations on gaming.

Tribal-state compacts have been litigated in several states, including Michigan.  In addition, many bills have been introduced in Congress that would amend the Regulatory Act, including bills introduced in 2005 that seek to limit “off reservation” gaming by tribes.  Although this legislative attempt was rejected, the Department of the Interior under the Bush administration in January 2008 issued a “guidance memorandum” immediately followed by a series of decisions which gave effect to the defeated legislation, placing limitations on the distance a tribal casino could be from the tribe’s reservation. Although under the Obama administration, the strictures of the “guidance memorandum” have been reduced, there continues to be a policy of restricting the ability of tribes from operating gaming facilities that are remote from the tribe’s reservation or core geographic area of operation.  If the Regulatory Act were amended or this department policy remain in effect, then the governmental structure and requirements by which tribes may conduct gaming could be significantly changed, which could have an impact on our future operations and development of tribal gaming opportunities.  Furthermore, in 2009, the United States Supreme Court issued a decision which interpreted the Indian Reorganization Act, enacted in 1934, and found that the Secretary of the Interior was only authorized to take land into trust for tribes recognized as of the date of that Act.  Thus, a tribe receiving federal recognition after 1934 was not allowed to have land taken into trust for its benefit.

Pueblo of Pojoaque Gaming Commission

On September 23, 2011, a management contract between us and Buffalo Thunder, Inc. and Pojoaque Gaming, Inc. became effective. Those entities are the operating arms of the Pueblo of Pojoaque in Santa Fe, New Mexico (“the Pueblo”). The management contract and two ancillary employment agreements had been approved by the NIGC pursuant to the Regulatory Act. Gaming on the Pueblo is subject to regulation and control by the NIGC as detailed above and the Pueblo of Pojoaque Gaming Commission (“Pueblo Gaming Commission”). The Pueblo Gaming Commission is authorized under the Pueblo Gaming Ordinance to regulate gaming. Regulations of the Gaming Commission require the licensing of managers, employees and gaming vendors. The Pueblo Gaming Commission has the authority to require any persons or entities with an interest in the gaming operations or seeking to conduct business with the gaming operations to submit applications for licensing or approval, submit to background and financial investigations and criminal checks to determine that such persons or entities have the requisite honesty, integrity and experience to not adversely affect gaming operations or pose a threat to the integrity of the gaming operations or the Pueblo.

The Pueblo Gaming Commission is empowered to conduct investigations, issue Notices of Violation, conduct hearings and impose penalties including fines, suspension, termination or revocation of gaming licenses or deny the issuance of gaming licenses for violations of the gaming ordinance or the Pueblo Gaming Commission’s regulations.

The Pueblo Gaming Commission maintains a presence at the gaming facilities to ensure the fairness of the games, protection of the public and Pueblo and security of the Pueblo’s assets.

The two Company executives who are responsible for the management of the gaming operations have been granted gaming licenses by the Pueblo Gaming Commission.

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

In order to have land taken into trust or otherwise be approved for use by a tribe for gaming purposes by the federal Bureau of Indian Affairs (BIA), as a federal agency, the BIA is required to comply with the National Environmental Policy Act (NEPA).  Likewise, in order for the NIGC to approve a management agreement for us to manage a tribal gaming casino as required by the Indian Gaming Regulatory Act, the NIGC, as a federal agency, is required to comply with NEPA.  For these purposes, NEPA requires a federal agency to consider the effect on the physical and natural environment of a development project as part of its approval process.  Compliance with NEPA begins with conducting an environmental assessment, which considers the factors identified in NEPA, as implemented by the Council on Environmental Quality, and determines whether the development will cause a significant impact on the environment.  If not, the federal agency may issue a finding of no significant impact.  If the federal agency determines the development project may cause a significant impact on the environment, then it will conduct a further study resulting in an environmental impact statement, which considers all impacts on the environment and what can be done to mitigate those impacts.  Because this constitutes action by a federal agency, any of these determinations can be the subject of litigation.

Competition

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, riverboat and dockside gaming, casino gaming on tribal land, state-sponsored lotteries, video poker in restaurants, bars and hotels, internet gaming, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks.  Silver Slipper Casino, Rising Star Casino Resort, Grand Lodge Casino, Stockman’s Casino and the Indian-owned and other casinos that we may be developing and plan to manage or own compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do.

Silver Slipper Casino is one of eleven casinos located on the Gulf Coast. Its closest competitor is the Hollywood Casino, approximately a fifteen minute drive to the northwest in Bay St. Louis, which is larger with 56,300 square feet of casino space, approximately 1,200 slot machines, 20 table games, poker room, 290 hotel rooms and four dining options. Further to the east is the Island View Casino, approximately thirty minutes away in Gulfport, with 83,000 square feet of casino space, approximately 2,000 slot machines, over 40 table games, approximately 560 hotel rooms and four dining options. In August 2013, Island View Casino Resort officials announced plans for a $50.0 million expansion to include an approximately 400 room beachfront hotel, restaurants and meeting and convention space. Construction will begin this fall and is expected to be completed by the summer of 2015. There are eight casinos in the Biloxi area, approximately an hour away on I-10 East. The largest Biloxi casinos include the Beau Rivage Casino & Hotel and IP Casino, Resort & Spa. The IP Casino, Resort & Spa includes approximately 70,000 square feet of gaming space, 1,800 slot machines, 60 table games and a poker room.  The Beau Rivage Casino & Hotel includes approximately 79,000 square feet of casino space, 2,000 slot machines, 80 table games and a poker room.  Approximately a one and a half hour drive on I-10 West from Silver Slipper Casino are three casinos located in and near New Orleans, which include the Harrah’s New Orleans Casino, Boomtown Casino New Orleans and the Treasure Chest Casino.  The largest of these casinos is the Harrah’s New Orleans Casino, the only land casino in downtown New Orleans which features approximately 125,000 square feet of gaming space, 1,800 gaming machines, 150 table and poker games and ten restaurants.  Each of these facilities is within the general market of Silver Slipper Casino and is expected to continue providing competition to our Silver Slipper Casino operation.

Rising Star Casino Resort is one of three riverboat casinos located on the Ohio River in southeastern Indiana. Its closest competitor is the Hollywood Casino, approximately a twenty minute drive, which is larger with 142,500 square feet of casino space, over 2,900 slot machines, 80 table games, poker room and five dining options. To the south of the Rising Star Casino Resort is the Belterra Casino, approximately thirty minutes away, with approximately 50,000 square feet of casino space, 1,400 slot machines and 53 table games.  Ohio has recently authorized legalized gambling and the new Scioto Downs Racino and Hollywood Casino opened in Columbus, Ohio in June and October 2012, respectively.  The Scioto Downs Racino includes over 2,100 slots and live horse racing. The Ohio Hollywood Casino includes over 3,000 slots, approximately 70 table games and a poker room. The Horseshoe Casino Cincinnati opened on March 4, 2013 and features approximately 96,000 square feet of casino space, 1,800 slot machines, 120 table games and a poker room.  Miami Valley opened in December 2013.  There are also two proposed racinos within the general market of Rising Star Casino Resort which are expected to open in 2014 and provide increased competition to our Rising Star Casino Resort operation.  While Kentucky has limited legal gaming, the cities of Lexington and Louisville are within the market of Rising Star Casino Resort and there is a possibility that Kentucky will expand legalized gaming in the near future.

Grand Lodge Casino is one of four casinos located within a five mile radius of each other in the north Lake Tahoe area.  The closest and largest competitor is the Tahoe Biltmore Lodge & Casino which is approximately 4.5 miles away and has more than 200 slot machines, approximately eight table games and a sports book. In South Lake Tahoe, approximately a 45 minute drive from Incline Village, there are four gaming properties, which do not directly compete with the North Lake Tahoe area.  There are also numerous Native American casinos serving the Northern California market.

Stockman’s Casino is located on the west side of Fallon, Nevada on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in the Churchill County area.  The county’s population is roughly 25,000 with a nearby naval air base which has a significant economic impact on our business.  Of the approximately nine casinos currently operating in the Fallon, Nevada market, our major competitors are three other casinos that are smaller than Stockman’s Casino both in size and the number of gaming machines.  While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations.

The Buffalo Thunder Casino and Resort and the Cities of Gold and other gaming facilities are two of four casinos located in the Santa Fe, New Mexico area.  The closest competitor is the Camel Rock Casino in Santa Fe, New Mexico, approximately a ten minute drive, which is smaller with approximately 500 slot machines, two table games and two dining options.  To the southwest, approximately an hour away, is the San Felipe Casino Hollywood, located in Algodones, New Mexico.  The San Felipe Casino Hollywood includes approximately 600 slot machines and an RV park. The San Felipe Travel Center, which is adjacent to the San Felipe Casino Hollywood, includes a 24-hour convenience store, restaurant and service station.  There are three casinos located in Albuquerque, New Mexico, approximately a 1.5 hour drive away.  The largest of these casinos is the Isleta Resort & Casino with 300,000 square feet of casino space, over 1,600 slot machines, approximately 30 table games, poker room, bingo and five dining options.  Each of these facilities is within the general market of Buffalo Thunder Casino and Resort and the Cities of Gold and other gaming facilities and is expected to provide competition.

Employees

As of March 1, 2014, we had 16 full-time corporate employees, four of whom are executive officers and an additional three are senior management. The Silver Slipper Casino had approximately 400 full-time and 80 part-time employees, Rising Star Casino Resort had approximately 500 full-time and 150 part-time employees, Grand Lodge Casino had approximately 105 full-time and 30 part-time employees and Stockman’s Casino had approximately 95 full-time and 20 part-time employees. The Buffalo Thunder management contract oversees approximately 460 full-time and 15 part-time employees, none of which are our direct employees.  We believe that our relationship with our employees is good. None of our employees are currently represented by a labor union, although such representation could occur in the future.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following describes our principal real estate properties.  All properties listed below and substantially all other assets secure our indebtedness in connection with our First Lien Credit Agreement with Capital One Bank, N.A. (“First Lien Credit Agreement”) and our Second Lien Credit Agreement with ABC Funding, LLC (“Second Lien Credit Agreement”), as discussed in Note 8 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data.

Silver Slipper Casino

We own Silver Slipper Casino located in Bay St. Louis, Mississippi. The Silver Slipper Casino property consists of 38 acres of land we lease pursuant to a Lease with Option to Purchase, as amended, which expires on April 30, 2058.  The leased land includes approximately 31 acres of protected marsh land as well as a seven-acre casino parcel. Silver Slipper Casino includes approximately 37,000 square feet of gaming space and an adjacent surface lot.  We also lease approximately five acres of land occupied by Silver Slipper Casino gaming office and warehouse space, as well as a small parcel of land with a building. In addition, we have commenced construction of a 142-room hotel adjacent to Silver Slipper Casino.  Construction of the hotel is expected to be completed in late 2014 or early 2015.

Rising Star Casino Resort

We own Rising Star Casino Resort located in Rising Sun, Indiana on the Ohio River.  The property consists of a dockside barge structure with approximately 40,000 square feet of gaming space, a land-based pavilion, a 190-room hotel, surface parking and an 18-hole golf course on 380 acres.  In addition, a third party constructed a new 104-room hotel on property adjacent to Rising Star Casino Resort, bringing total room capacity to 294.  We operate this new hotel pursuant to a 10-year capital lease that includes an option to purchase the new hotel at any time during the term of the lease.

Stockman’s Casino

We own Stockman’s Casino located in Fallon, Nevada.  Stockman’s Casino is located on approximately five acres and includes 8,400 square feet of gaming space, a fine dining restaurant, coffee shop and adjacent surface parking.

Grand Lodge Casino

Pursuant to a lease expiring on August 31, 2018, we lease the Grand Lodge Casino at the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.  We pay a fixed monthly rent of $0.1 million over the initial term of the lease. The lease has an option, subject to mutual agreement, to renew the lease for an additional five-year term.  The Grand Lodge Casino has 18,900 square feet of gaming area and the casino is integrated into the Hyatt Regency Lake Tahoe Resort, Spa and Casino.

Corporate Offices

We lease corporate office space in Las Vegas, Nevada pursuant to the amended lease agreement dated December 1, 2012.  We occupy approximately 2,569 square feet of office space in the same location we have occupied since 2002.  The lease agreement expires on May 31, 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock traded on the NYSE Amex under the symbol “FLL” until February 12, 2013.  On February 13, 2013, our common stock commenced trading on the NASDAQ Capital Market under the symbol “FLL”.  Set forth below are the high and low sales prices of our common stock as reported on the NYSE Amex until February 12, 2013 and the NASDAQ Capital Market for the periods thereafter.

	High	Low
Year Ended December 31, 2013
First Quarter	$3.58	$2.75
Second Quarter	3.32	2.58
Third Quarter	3.05	2.61
Fourth Quarter	3.03	2.70

Year Ended December 31, 2012
First Quarter	$3.59	$2.45
Second Quarter	3.15	2.76
Third Quarter	4.00	2.60
Fourth Quarter	3.82	2.73

On March 3, 2014, the last sale price of our common stock as reported by the NASDAQ Capital Market was $2.47.

As of March 3, 2014, we had 107 registered holders of record of our common stock. We believe that there are over 1,300 beneficial owners.

Dividend Policy

We have not paid any dividends on our common stock to date.  The payment of dividends in the future will be contingent upon the terms of our indebtedness, and our revenues and earnings, if any, capital requirements, growth opportunities and general financial condition.  It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations, debt reduction and growth initiatives and, accordingly, our Board of Directors does not anticipate paying any dividends in the foreseeable future.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our growth strategies;
●	our potential acquisitions and investments;
●	successful integration of acquisitions;
●	risks related to development and construction activities;
●	anticipated trends in the gaming industries;
●	patron demographics;
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

Overview

We are a leading multi-jurisdictional developer, owner and operator of gaming-related enterprises in regional markets.  We have successfully transitioned from a gaming management company to a company with operations that consist primarily of owned casino properties.  The repositioning of our business plan is highlighted by the acquisition of Rising Star Casino Resort and the lease of Grand Lodge Casino in 2011 and the acquisition of Silver Slipper Casino and the sale of the management agreement for the FireKeepers Casino in 2012.  We actively explore, individually and with partners, new gaming-related opportunities with a focus on acquiring and developing casino properties.

We currently own three casino properties, lease one casino property and we have one management contract to manage a group of related casino properties. These properties are located in four distinct regions of the United States – the Gulf Coast, the Midwest, Northern Nevada and the Southwest.

On March 30, 2012, we entered into a Membership Interest Purchase Agreement with Silver Slipper Casino Venture LLC to acquire all of the outstanding membership interest of the entity operating Silver Slipper Casino in Bay St. Louis, Mississippi.  The purchase was closed on October 1, 2012, for a price of approximately $69.3 million exclusive of cash and working capital in the amount of $6.4 million and $2.9 million, respectively.  We entered into the First Lien Credit Agreement on June 29, 2012 and the Second Lien Credit Agreement on October 1, 2012, as discussed in Note 8 to our consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data, and we used the debt to fund the Silver Slipper Casino purchase price.

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August 2011, the property was renamed Rising Star Casino Resort. In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the National Indian Gaming Commission as a management contract, to advise on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities which in aggregate have approximately 1,200 slot machines, 18 tables games (including poker) and a simulcast area. Our management and related agreements with Buffalo Thunder Casino and Resort became effective on September 23, 2011. As of September 1, 2011, we own the operating assets of Grand Lodge Casino, and have a lease terminating August 31, 2018 with Hyatt Equities, L.L.C. for the casino space in the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.

Until March 30, 2012, we owned 50% of GEM, a joint venture with RAM, a privately-held investment company, where we were the primary beneficiary and, therefore, we included GEM in our consolidated financial statements. On February 17, 2012, we and RAM signed a letter of intent with the FireKeepers Development Authority to propose terms of a potential sale of GEM and its management rights and responsibilities under the current management agreement and allow the FireKeepers casino to become self-managed by the FireKeepers Development Authority, in return for $97.5 million. The sale closed on March 30, 2012 and effectively terminated the existing management agreement, which was scheduled to run through August 2016. We also received a $1.2 million wind-up fee equivalent to what our management fee would have been for the month of April 2012.

We conduct gaming operations in four gaming jurisdictions and are subject to regulatory oversight in each of those jurisdictions. Accordingly, we are required to submit regular reports to the gaming authorities in each jurisdiction regarding our operations and from time to time make applications regarding our operations, including financial arrangements entered into by us, and obtaining gaming licenses or findings of suitability of key personnel working at our properties. Such reporting and applications may affect our abilities to obtain financings or loans for our existing operations or expansion opportunities. We believe that we and our operations are in material compliance with all such gaming regulations.

Critical Accounting Estimates and Policies

Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. The significant accounting estimates inherent in the preparation of our financial statements primarily include our valuation of goodwill and purchase price allocations made in connection with our acquisitions, the estimated useful lives assigned to our depreciable and amortizable assets, asset impairment, bad debt expense, our opinion of collectability of receivables and fair value estimates related to valuation of receivables. Other accounting estimates include management’s proper calculation of payroll liabilities such as paid time off, medical benefits, bonus accruals and other liabilities including slot club points and tax liabilities.

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

Our significant accounting policies and basis of presentation are discussed below, as well as where appropriate in this discussion and analysis and in the notes to our consolidated financial statements. Although our financial statements necessarily make use of certain accounting estimates made by management, except as discussed in the following paragraphs, we believe that no matters that are the subject of such estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

Property and Equipment

We define a fixed asset as a unit of property that: (a) has an economic useful life that extends beyond 12 months; and (b) was acquired or produced for a cost greater than $2,500 for a single asset, or greater than $5,000 for a group of assets acquired or produced for a specific capital project. See Note 6 and Note 7 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data. Fixed assets are capitalized and depreciated for book and tax purposes.  Fixed assets acquired or produced for a cost less than $2,500, our minimum threshold amount for capitalization, are reflected as an expense in our financial statements.

Fixed assets are recorded at historical cost as of the date acquired and depreciated beginning on the date the fixed asset is placed in service.  A fixed asset costing less than the threshold stated above is recorded as an expense for financial statement and tax purposes. A fixed asset with an economic useful life that is less than 12 months is expensed for financial statement and tax purposes, regardless of the acquisition or production cost. We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Topic 360-10.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project.  Interest expense is capitalized at the applicable weighted-average borrowing rates of interest. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is appropriate under the circumstances. Our capital lease asset and liabilities are initially measured at the beginning of the lease term at the present value of the minimum lease payments. Assets under a capital lease which meet the transfer-of-ownership or bargain-purchase option criteria of FASB ASC Topic 840, “Leases”, are amortized over the estimated useful lives of the assets. Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Goodwill

Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino. In accordance with the authoritative guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We evaluate goodwill utilizing the market approach and income approach applying the discounted cash flows in accordance with the provisions of FASB ASC Topic 350, “Intangibles-Goodwill and Other” on an annual basis.

Intangible Assets

Our indefinite-lived intangible assets include trademarks and certain license rights. Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. The value of the Rising Star Casino Resort gaming license was estimated using a derivation of the income approach to valuation.  The other gaming license values are based on actual costs. Trademarks are based on the legal fees and recording fees related to the trademark of the “Rising Star Casino Resort” name, and variations of such name.  Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

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

The player loyalty programs represent the value of repeat business associated with Silver Slipper Casino’s and Rising Star Casino Resort’s loyalty programs. The values of the loyalty programs were determined using a derivation of the income approach to valuation. The valuation analyses for the active rated players were based on projected revenues and attrition rates. Silver Slipper Casino and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.  The value of the player loyalty programs are amortized over a life of three years. Loan fees incurred and paid as a result of debt instruments were accumulated and amortized over the term of the related debt, based on an effective interest method.

Revenue Recognition and Promotional Allowances

Slot coin-in is the gross amount wagered for the period cited.  The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots, funds deposited by customers before gaming play occurs (commonly called “casino front money”) and for chips and tokens in the customers’ possession (outstanding chip and token liability). Changes in our slot win percentages can have a significant impact to earnings.

For table games, customers usually purchase gaming chips at the gaming tables.  The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box.  Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips.  As we are focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in win percentages.  Therefore, changes in table game win percentages do not typically have a material impact to our earnings.

Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage. Our typical property slot win percentage is in the range of 4% to 9% of slot coin-in, and our typical table game win percentage is in the range of 5% to 25% of table game drop.

Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed, net of revenue-based taxes. Advance ticket sales are recorded as deferred revenue until services are provided to the customer. Revenues are recognized net of certain sales incentives, and accordingly, cash incentives to customers for gambling activity, including the cash value of points redeemed by Players Club members, totaling $6.0 million and $6.7 million have been recognized as a direct reduction of casino revenue in 2013 and 2012, respectively. Sales and similar revenue-linked taxes collected from customers are excluded from revenue and recorded as a liability payable to the appropriate taxing authority and included in accrued expenses. Revenue also does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $19.8 million in 2013 and $15.4 million in 2012. The estimated cost of providing room, food and beverage and other incentives is included primarily in casino expenses.

We recognize the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement was not consistently performed in past years, but will be performed on an annual basis in the future utilizing methodology in which a consistent formula is applied to estimate the percentage value of the chips and tokens not in custody that are not expected to be redeemed.  In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens.

Customer Loyalty Programs

We currently offer incentives to our customers through customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their level of play that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. The reward credit balance under the plans will be forfeited if the customer does not earn any reward credits over a specified time period, or after a specified time period of inactivity, up to a 13-month time period, depending on the specific property’s customer loyalty program.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2013 and December 31, 2012, we had accrued $1.2 million and $1.3 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in “Accrued player club points and progressive jackpots” in our Consolidated Balance Sheets.

Loyalty programs are just a part of the total marketing program.  The amount of marketing reinvestment (complimentaries to players, promotional awards, entertainment, etc.) is based on the specific property and competitive assumptions.  We track the percentage of promotional and marketing costs compared to gaming revenue for an efficient use and return on our marketing investment.  Each of our properties has been faced with a highly competitive promotional environment due to the high amounts of incentives offered by the competition.  The Rising Star Casino Resort has been significantly impacted by the substantial promotions offered at the new Ohio casinos.

Share-based Compensation

Share-based compensation expense from stock awards is included in general and administrative expense. See Note 12 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. Unvested stock grants made in connection with our incentive compensation plan are viewed as a series of individual awards and the related share-based compensation expense is amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity. We grant shares of restricted stock, rather than options, to key members of management and the board of directors.

Recently Issued Accounting Pronouncements

We have reviewed authoritative standards issued after December 31, 2013. As a result, we determined that the new standards are not likely to have any significant impact on our future financial statements.

Results of Operations

A significant portion of our operating income in 2012 and prior years was generated from our management agreements, including agreements with the FireKeepers Casino in Michigan and the Buffalo Thunder Casino and Resort in New Mexico. The FireKeepers management agreement ended March 30, 2012, with the sale of our interest in GEM.  The Buffalo Thunder Casino and Resort management agreement is in effect through September 2014. There can be no assurance that the Buffalo Thunder management agreement will be extended. Consistent with our long-term strategy, we have acquired gaming properties and have transitioned from primarily a management company to primarily an owner/operator of regional casino operations. With the acquisition of Rising Star Casino Resort in 2011 and Silver Slipper Casino in 2012, and the leasing of Grand Lodge Casino in 2011, our results of continuing operations have been significantly impacted and our revenues are currently primarily derived from owned operations.

For purposes of our discussion, references to (i) Midwest segment refers to Rising Star Casino Resort, (ii) Gulf Coast segment refers to Silver Slipper Casino and (iii) Northern Nevada segment refers to Grand Lodge Casino and Stockman’s Casino.

We believe the impact of the lost revenues from the sale of our interest in GEM and the FireKeepers management agreement was diminished with the acquisition of the Silver Slipper Casino, as well as the Rising Star Casino Resort and Grand Lodge Casino operations.

Indiana gaming tax legislation was recently passed, which allows a portion of the free play to be tax-free, resulting in a savings of $1.0 million for the year ended December 31, 2013, for the Rising Star Casino Resort.  In addition, as part of the legislation, if Rising Star Casino Resort’s gross gaming revenues are less than $75.0 million during the State of Indiana’s fiscal year ended June 30, 2014, we may be entitled to additional tax relief currently estimated at $2.5 million per year, beginning on July 1, 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

For the year ended December 31, 2013, total revenues increased $16.0 million, or 12% as compared to 2012, principally related to $51.6 million in revenue in our Gulf Coast segment, representing a full year of operations at Silver Slipper Casino, which we purchased on October 1, 2012, offset by a $17.1 million, or 20%, decrease in our Midwest segment revenues as a result of increased competition and a $5.6 million, or 77%, decrease in our development/management segment revenues as a result of the sale of our interest in GEM and the FireKeepers management agreement on March 30, 2012.

The $17.1 million decrease in our Midwest segment revenues was the result of lower casino revenues at the Rising Star Casino Resort, primarily as a result of increased competition due to the opening of an Ohio racino in December 2013, a new casino in Cincinnati, Ohio, in March 2013, and two casinos in Columbus, Ohio in 2012, coupled with an overall soft market growth.

The $16.0 million increase in total revenues for the year ended December 31, 2013 consisted of the following changes by revenue type: an $18.9 million, or 17%, increase in casino revenues, a $1.7 million, or 28%, increase in food and beverage revenues, a $0.1 million, or 18%, increase in hotel revenues, and a $0.7 million, or 32%, increase in other revenues, offset by a $5.5 million, or 77%, decrease in management fees, as discussed above. The increases in casino and food and beverage revenues were due to the revenue at the Silver Slipper Casino, representing a full year of operations, offset by a $16.5 million, or 21%, decrease in casino revenues and $0.7 million, or 18%, decrease in food and beverage revenues at the Rising Star Casino Resort, due to increased competition as discussed above.  The Rising Star Casino Resort’s hotel revenue for the year ended December 31, 2013 was $0.6 million, an increase of $0.1 million, or 18%, over the prior year due to the addition of the 104 new rooms in November. The Rising Star Casino Resort had an occupancy rate of 90%, an average daily rate (“ADR”) of $63 and hotel revenue per available room (“RevPAR”) of $57, for the year ended December 31, 2013, as compared to an occupancy rate of 97%, an ADR of $63 and RevPAR of $61, for the year ended December 31, 2012. The Rising Star Casino Resort’s hotel revenue consisted of approximately 89% of complimentary room sales for the year ended December 31, 2013, as compared to approximately 90% of complimentary room sales for the year ended December 31, 2012.

Operating Costs and Expenses

For the year ended December 31, 2013, total operating costs and expenses increased $17.5 million, or 15%, as compared to 2012, as a result of the purchase of the Silver Slipper Casino operations with $47.7 million in operating costs for the full year. Casino expenses increased by 7.6% to approximately $67.8 million in 2013 and food and beverage expenses increased by 31.4% to approximately $7.8 million in 2013, principally due to a full year of operations at Silver Slipper Casino in 2013. Hotel expenses increased $0.1 million, or 20%, primarily due to the addition of the new 104-room hotel tower at the Rising Star Casino Resort in November 2013. The increase in Silver Slipper Casino operating costs was offset by a $13.8 million, or 17%, decrease in our Midwest segment costs and a $2.2 million, or 97%, decrease in our development/management segment operating costs. Operating costs also decreased $1.5 million, or 22%, in our corporate segment primarily due to a $1.2 million, or 18%, decrease in selling, general and administrative expenses as explained below. The $2.2 million decrease in our development/management segment operating costs was predominantly attributable to the sale of our interest in GEM and the FireKeepers management agreement on March 30, 2012.

The $13.8 million decrease in our Midwest segment operating expenses was the result of cost containment measures and a decrease in business volume. The decrease in Midwest segment operating costs were spread between expense categories with $10.2 million, or 21%, in lower casino expenses, $2.0 million, or 10%, in lower selling, general and administrative expenses (as explained below), $1.1 million, or 27%, in lower depreciation expense and $0.4 million, or 12%, in lower food and beverage expenses. Rising Star Casino Resort’s casino expenses decreased $10.2 million over the prior year, largely due to a $7.3 million, or 30%, decrease in gaming taxes, a $1.5 million, or 13%, decrease in complimentary expense and a $0.7 million, or 8%, decrease in casino payroll and related expenses. Gaming taxes were lower for the year ended December 31, 2013 due to lower taxable gaming revenues and also were partially attributable to new Indiana gaming tax legislation, which allows a portion of the free play to be tax-free resulting in a savings of $1.0 million for the year ended December 31, 2013. Rising Star Casino Resort’s depreciation expenses decreased $1.1 million over the prior year period, as a result of some shorter-lived fixed assets that became fully depreciated. Rising Star Casino Resort’s food and beverage expenses decreased $0.4 million over the prior year period due to the decline in business which lowered food and beverage cost of sales.

Project Development and Acquisition Costs

For the year ended December 31, 2013, project development costs decreased $1.8 million, or 96%, as compared to 2012, mainly as a result of the Silver Slipper Casino acquisition costs incurred in the prior year. Project development and acquisition costs are allocated to our development/management segment.

Selling, General and Administrative Expense

For the year ended December 31, 2013, selling, general and administrative expenses increased $10.0 million, or 27%, as compared to 2012. Selling, general and administrative expenses were $18.2 million for the year ended December 31, 2013 at the Silver Slipper Casino, which was acquired on October 1, 2012, which were partially offset by a $2.0 million, or 10%, decrease in our Midwest segment expenses and also a $1.2 million, or 18%, decrease in our corporate segment expenses due to lower compensation and other employee related expenses.

The $2.0 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star Casino Resort’s cost control initiatives which resulted in $1.2 million, or 13%, lower payroll and other employee related expenses, $0.3 million, or 93%, lower maintenance expenses related to dredging and a $0.5 million, or 29%, decline in advertising expenses.

Operating Gains (Losses)

For the year ended December 31, 2013, we incurred an impairment loss of $4.0 million related to Stockman’s Casino goodwill as discussed in Note 5 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data. This contrasts with a $41.2 million gain on sale of the joint venture, related to the sale of our interest in GEM in the prior year period.

Other (Expense) Income

For the year ended December 31, 2013, we incurred a $4.5 million increase in interest expense related to our First Lien Credit Agreement and Second Lien Credit Agreement, whose proceeds were used to purchase Silver Slipper Casino. We capitalized $0.03 million in interest related to the construction of a hotel at Silver Slipper Casino, as discussed in Note 11 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data. In the year ended December 31, 2012, we incurred a $1.7 million loss on extinguishment of debt related to the write-off of the loan costs related to our prior credit agreement with Wells Fargo Bank, National Association (the “Wells Fargo Credit Agreement”). These other (expense) income items are allocated to our corporate operations segment.

Income Taxes

The estimated effective tax rate for the year ended December 31, 2013 is approximately 8% compared to 35% for the same period in 2012. The lower tax rate in 2013 is primarily a function of pre-tax book loss of $4.3 million for the year ended December 2013 compared to pre-tax book income of $45.2 million for the year ended December 31, 2012. The lower tax rate in 2013 was primarily due to the pre-tax book loss of $4.3 million and the impact of permanent items, including the non-deductibility of gaming taxes in calculating state tax and the deductibility of executive compensation related to the vesting of restricted stock during the year. State tax expense is typically higher than the statutory rate as a result of the non-deductibility of gaming taxes in certain states. The tax deduction for restricted stock, which vested in June 2013, was lower than the cumulative expense recognized on the income statement over the three year vesting period. There is no valuation allowance on the deferred tax asset of $1.3 million as of December 31, 2013, as we believe the deferred tax assets are fully realizable. Subsequent to year end, we filed our tax return for 2013, and we received in early March 2014 a refund of 2.0 million for a net operating loss carryback.

Noncontrolling Interest

For the year ended December 31, 2012, we recorded net income attributable to non-controlling interest in consolidated joint venture of $2.2 million as a result of our interest in GEM, which was sold on March 30, 2012.

Liquidity and Capital Resources

Economic Conditions and Related Risks and Uncertainties

The United States has experienced, since 2007, a widespread and severe economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in the Gulf Coast, the Midwest, Northern Nevada and the Southwest. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

Silver Slipper Casino, Rising Star Casino Resort, Grand Lodge Casino, and Stockman’s Casino operations, along with the Buffalo Thunder Casino and Resort management agreement, are currently our primary sources of income and operating cash flow. There can be no assurance that the Pueblo of Pojoaque management agreement ending in September 2014, or the Grand Lodge Casino lease ending in August 2018 will be extended beyond their current terms.  The Buffalo Thunder management agreement generated $1.7 million in management income in 2013.

On a consolidated basis, cash provided by operations during the year ended December 31, 2013 was $12.3 million.  Cash of $6.5 million was used in investing activities, largely due to the purchase of $6.2 million in property and equipment at our various properties, including $2.2 million in construction costs for the Silver Slipper Casino Hotel. Cash of $11.5 million was used in financing activities to repay $11.3 million in debt and pay $0.2 million in loan fees connected with the Silver Slipper Casino Hotel financing.

As of December 31, 2013, we had approximately $14.9 million in cash and equivalents. During the year ended December 31, 2012, we prepaid, at our discretion, the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs.  As a practice, we consistently prepaid our quarterly payments before their due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015.  The next scheduled principal payment is due October 1, 2015.

Projects

Our future cash requirements include funding needs of approximately $5.2 million towards future construction costs for the Silver Slipper Casino Hotel. Construction and financing costs of $2.5 million were funded from available cash during the year ended December 31, 2013, for the Silver Slipper Casino Hotel. On August 26, 2013, we entered into an agreement with WHD Silver Slipper Casino, LLC related to construction of the Silver Slipper Casino Hotel. We have commenced construction of the Silver Slipper Casino Hotel, which is expected to be completed in late 2014 or early 2015 and is budgeted to cost approximately $17.7 million. The progress on the Silver Slipper Casino Hotel has been slower than expected as we encountered soil conditions which may extend the opening of the hotel to early 2015. In connection with the financing of the Silver Slipper Casino Hotel, on August 26, 2013, we entered into a First Amendment to the First Lien Credit Agreement (“First Lien Amendment”) and an Amendment No. 1 to the Second Lien Credit Agreement (“Second Lien Amendment”) which amended certain provisions of our First and Second Lien Credit Agreements, respectively. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. We intend to finance $10.0 million of the construction cost of the Silver Slipper Casino Hotel with the proceeds of the increase in the term loan under our First Lien Credit Agreement as described in Note 8 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data, which remains undrawn and available within the limits and terms of the First Lien Credit Agreement, with the remaining $7.7 million of the construction cost funded or to be funded from available cash as discussed previously.

We believe the Silver Slipper Casino Hotel is a much-needed amenity which will allow guests to extend their visits and enjoy more of what Silver Slipper Casino has to offer and favorably impact customer loyalty and revenues.

In October 2011, Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation, and Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our Rising Star Casino Resort. Construction commenced in December 2012, and the new hotel tower at Rising Star Casino Resort opened November 15, 2013.  We believe that the added hotel room inventory in proximity to our casino facility will favorably impact revenues and visitor counts.

On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) which commenced on November 15, 2013 and provides us with full management control and an option to purchase the new hotel tower at Rising Star Casino Resort at the end of the lease term. We have recorded the capital lease obligation and hotel assets in our financial statements. On November 15, 2013, we began operating the new hotel tower at Rising Star Casino Resort. The Rising Star Hotel Agreement provides that we, as the lessee, assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the landlord having a right to sell the hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $77.5 thousand, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, there can be no assurances of our ability to continue expanding.

Other Projects

We evaluate projects on a number of factors, including forecasted profitability, development period, regulatory and political environment and the ability to secure the funding necessary to complete the development or acquisition, among other considerations.  No assurance can be given that any additional projects will be pursued or completed or that any completed projects will be successful.

We believe that there are significant opportunities to grow our operations in existing and new regional casino markets throughout the United States.  Our expansion efforts have principally focused on opportunities in the Southern United States. We believe that our expertise as a multi-jurisdictional casino operator and our experience with the development of the FireKeepers Casino position us well to expand our operations with new project openings.

We, together with Keeneland Association, Inc., are currently pursuing potential gaming opportunities in Kentucky, including the installation of instant racing machines at racetrack properties.  The installation of instant racing machines at racetrack properties in Kentucky has been challenged by opponents of the instant racing machines who filed an action alleging that the machines are unlawful gambling.  The Kentucky Court of Appeals had vacated the lower court’s decision that had upheld regulations adopted by the Kentucky Horse Racing Commission authorizing the use of instant racing machines by race tracks in Kentucky, and the Kentucky Horse Racing Commission and others, including Keeneland Association, Inc., appealed the vacation of the lower court’s decision to the Kentucky Supreme Court.  On February 20, 2014, the Kentucky Supreme Court held, among other matters, that the Kentucky Horse Racing Commission acted in its regulatory authority when it licensed the operation of pari-mutuel wagering on instant racing, also known as historical horse racing, but remanded the matter to the Circuit Court, to determine if instant racing constitutes a pari-mutuel form of wagering authorized by Kentucky law.

On February 26, 2014, we entered into an exclusivity agreement with Keeneland Association, Inc. to own, manage, and operate instant racing and, if authorized, traditional casino gaming at race tracks in Kentucky, subject to completion of definitive documents for each opportunity. In addition, we and Keeneland Association, Inc. have a letter of intent that provides for an exclusive option to purchase the Thunder Ridge Raceway in Prestonsburg, Kentucky. The purchase will be subject to the completion of definitive documentation and to the approval of the Kentucky Horse Racing Commission, including the approval to transfer the racing license to a to-be-constructed quarter horse racetrack near Corbin, Kentucky to be owned 75% by us and 25% by Keeneland Association, Inc.

Banking Relationships

On October 29, 2010, we, as borrower, entered into the Wells Fargo Credit Agreement with the financial institutions listed therein and Wells Fargo Bank, National Association. On December 17, 2010, we entered into a Commitment Increase of the Wells Fargo Credit Agreement and a related Assignment Agreement increasing the loan commitment from $36.0 million to $38.0 million, consisting of a $33.0 million term loan and a revolving line of credit of $5.0 million.

The initial funding date of the Wells Fargo Credit Agreement occurred on March 31, 2011, when we borrowed $33.0 million on the term loan which was used to fund our acquisition of Rising Star Casino Resort.  The purchase occurred on April 1, 2011. The Wells Fargo Credit Agreement was secured by substantially all of our assets.  Using proceeds from the sale of our interest in GEM and the FireKeepers management agreement, we paid off the remaining $25.3 million debt related to the Wells Fargo Credit Agreement and extinguished the facility on March 30, 2012, which consisted of $24.8 million of our existing long term debt and $0.5 million due on the interest rate swap agreement related to the Wells Fargo Credit Agreement.

On June 29, 2012, we entered into the First Lien Credit Agreement with Capital One, which provided for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million. On October 1, 2012, we entered into the Second Lien Credit Agreement with ABC Funding, LLC as administrative agent which provided for a term loan in an amount up to $20.0 million. On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Mississippi.  The purchase price of approximately $69.3 million, exclusive of cash and working capital in the amount $6.4 million and $2.9 million, respectively, was funded by our First Lien Credit Agreement with Capital One Bank, N.A. and our Second Lien Credit Agreement with ABC Funding, LLC.  The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available, subject to the terms and restrictions of the First Lien Credit Agreement.  The First Lien Credit Agreement and Second Lien Credit Agreement are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligations under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit agreement.

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement.  The LIBOR rate is a rate per annum equal to the quotient of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time. LIBOR rate elections can be made based on a 30 day, 60 day, 90 day or 180 day LIBOR, and margins are adjusted quarterly.  As of December 31, 2013, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, based on the 1.0% minimum, plus a 3.75% margin. We pay interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum.

The First Lien Credit Agreement and Second Lien Credit Agreement contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business.  The First Lien Credit Agreement and Second Lien Credit Agreement require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained as set forth in the agreements. The First Lien Credit Agreement and Second Lien Credit Agreement define Adjusted EBITDA  as net income (loss) plus (i) interest expense, net, (ii) provision for taxes  (iii) depreciation and amortization and further adjusted to eliminate the impact of certain items that are not indicative of ongoing operating performance such as: (iv) acquisition costs, (v) non-cash stock compensation, (vi) loss on derivatives and debt, (vii) gain on sale of joint venture, (viii) impairment loss, and (ix) certain severance costs.

The First Lien Amendment revised the ratio requirements under the First Lien Credit Agreement. Also, the Second Lien Amendment revised the total leverage ratio requirements under the Second Lien Credit Agreement to exclude the capital lease related to the new tower at the Rising Star Casino Resort. The First Lien Credit Agreement and the Second Lien Credit Agreement maximum total leverage ratio and maximum first lien leverage ratio vary according to the applicable time period and the fixed charge coverage ratio remains constant, as indicated in the tables below:

First Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
Initial funding date through and including December 31, 2014	4.00x	2.75x	1.10x
January 1, 2015 through and including December 31, 2015	3.75x	2.50x	1.10x
January 1, 2016 and thereafter	3.50x	2.25x	1.10x

Second Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
Initial funding date through and including September 30, 2013	4.00x	3.00x	1.00x
October 1, 2013 through and including September 30, 2014	3.75x	2.75x	1.00x
October 1, 2014 and thereafter	3.50x	2.50x	1.00x

We measure compliance with our covenants on a quarterly basis and we were in compliance as of December 31, 2013; however, there can be no assurances that we will remain in compliance with all covenants in the future. The First Lien Credit Agreement and Second Lien Credit Agreement also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Agreement or Second Lien Credit Agreement or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the First Lien Credit Agreement and Second Lien Credit Agreement lenders. No assurance can be given that we would be successful in obtaining such modifications.

During the year ended December 31, 2012, we prepaid, at our discretion, the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs.  As a practice, we consistently prepaid our quarterly payments before their due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015.  The next scheduled principal payment is due October 1, 2015.

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

On August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of the First Lien Credit Agreement and Second Lien Credit Agreement. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. Also, certain financial ratio covenants were revised under the First Lien Credit Agreement and Second Lien Credit Agreement to accommodate the additional extension of credit under the First Lien Credit Agreement and our capital lease agreement related to the new hotel tower at Rising Star Casino Resort, as discussed in Note 7 to the consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data. The $10.0 million increase to the term loan under our First Lien Credit Agreement remains undrawn and available, subject to the terms and restrictions of the First Lien Credit Agreement, and will be used to fund a portion of the approximately $17.7 million construction of the Silver Slipper Casino Hotel. We have commenced construction of the Silver Slipper Casino Hotel, which is expected to be completed in late 2014 or early 2015. The remaining $7.7 million of the construction cost has been, and will be, funded from available cash. As of December 31, 2013, we had funded cash of $2.5 million in construction and financing costs for the Silver Slipper Casino Hotel and we anticipate funding an additional $5.2 million in cash in 2014.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Full House Resorts, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada

March 10, 2014

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	December 31, 2013	December 31, 2012
Revenues
Casino	$131,581	$112,649
Food and beverage	7,967	6,223
Hotel	582	493
Management fees	1,678	7,180
Other operations	2,919	2,215
	144,727	128,760
Operating costs and expenses
Casino	67,779	62,976
Food and beverage	7,847	5,973
Hotel	656	547
Other operations	5,056	5,067
Project development and acquisition costs	67	1,861
Selling, general and administrative	46,974	37,003
Depreciation and amortization	9,388	6,884
	137,767	120,311
Operating gains (losses)
Gain on sale of joint venture	--	41,189
Impairment loss	(4,000)	--
	(4,000)	41,189

Operating income	2,960	49,638

Other (expense) income
Interest expense	(7,268)	(2,731)
Gain on derivative instrument	--	8
Other expense, net	(15)	(6)
Loss on extinguishment of debt	--	(1,719)
Other expense, net	(7,283)	(4,448)
(Loss) income before income taxes	(4,323)	45,190
Income tax (benefit) expense	(361)	15,175
Net (loss) income	(3,962)	30,015
Income attributable to noncontrolling interest in consolidated joint venture	--	(2,181)
Net (loss) income attributable to the Company	$(3,962)	$27,834

Net (loss) income attributable to the Company per common share	$(0.21)	$1.49

Weighted-average number of common shares outstanding	18,740,162	18,677,544

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash and equivalents	$14,936	$20,603
Accounts receivable, net of allowance for doubtful accounts of $471 and $959	1,869	2,657
Prepaid expenses	6,288	5,744
Deferred tax asset	--	2,110
Other	726	1,225
	23,819	32,339
Property, equipment and capital lease assets, net of accumulated depreciation	91,168	83,673

Other long-term assets
Goodwill	18,127	22,127
Intangible assets, net of accumulated amortization of $4,055 and $1,506	15,533	18,106
Long term deposits	761	301
Loan fees, net of accumulated amortization of $2,327 and $496	3,558	5,159
Deferred tax asset	1,321	1,020
	39,300	46,713
	$154,287	$162,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,661	$2,532
Income taxes payable	--	7
Accrued player club points and progressive jackpots	1,999	2,378
Accrued payroll and related	3,276	4,107
Other accrued expenses	3,139	3,808
Deferred tax liability	66	--
Current portion of capital lease obligation	736	--
Current portion of long-term debt	--	2,500
	11,877	15,332

Long-term debt, net of current portion	57,500	66,250
Deferred tax liability	113	10
Capital lease obligation, net of current portion	6,983	--
	76,473	81,592
Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,107,276 and 20,036,276 shares issued	2	2
Additional paid-in capital	45,350	44,707
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	34,116	38,078
	77,814	81,133
	$154,287	$162,725

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional				Total
	Common stock		paid-in	Treasury stock		Retained	Stockholders’
December 31, 2013	Shares	Dollars	capital	Shares	Dollars	Earnings	Equity

Beginning balances	20,036	$2	$44,707	1,357	$(1,654)	$38,078	$81,133
Issuance of share based compensation	65	--	--	--	--	--	--

Previously deferred share-based compensation recognized	--	--	623	--	--	--	623
Issuances of common stock	6	--	20	--	--	--	20

Net (loss)	--	--	--	--	--	(3,962)	(3,962)

Ending balances	20,107	$2	$45,350	1,357	$(1,654)	$34,116	$77,814

			Additional					Total
	Common stock		paid-in	Treasury stock		Retained	Noncontrolling	Stockholders’
December 31, 2012	Shares	Dollars	capital	Shares	Dollars	Earnings	interest	Equity

Beginning balances	20,030	$2	$43,448	1,357	$(1,654)	$8,508	$5,141	$55,445
Previously deferred share-based compensation recognized	--	--	1,242	--	--	--	--	1,242
Issuances of common stock	6	--	17	--	--	--	--	17

Distributions to non-controlling interest in consolidated joint venture	--	--	--	--	--	--	(3,586)	(3,586)

Sale of interest in joint venture	--	--	--	--	--	1,736	(3,736)	(2,000)

Net income	--	--	--	--	--	27,834	2,181	30,015

Ending balances	20,036	$2	$44,707	1,357	$(1,654)	$38,078	$--	$81,133

See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	2013	2012
Cash flows from operating activities:
Net (loss) income attributable to the Company	$(3,962)	$27,834
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-controlling interest in consolidated joint venture	--	2,181
Gain on sale of joint venture	--	(41,189)
Stockman’s goodwill impairment adjustment	4,000	--
Depreciation	6,839	5,270
Amortization of gaming and other rights	--	593
Amortization of loan fees	1,831	2,395
Amortization of player loyalty program, land lease and water rights	2,550	1,021
Other	24	90
Deferred and share-based compensation	643	1,259
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	788	2,840
Prepaid expenses	(544)	(1,460)
Deferred tax	1,977	(1,724)
Other assets	499	(442)
Accounts payable and accrued expenses	(2,359)	(567)
Income taxes payable	(7)	(2,402)
Net cash provided by (used in) operating activities	12,279	(4,301)
Cash flows from investing activities:
Proceeds from sale of joint venture, less holdback	--	49,658
Purchase of property and equipment	(6,162)	(2,986)
Deposits and other related costs	(333)	(1,286)
Other	29	(115)
Net cash (used in) provided by investing activities	(6,466)	45,271
Cash flows from financing activities:
Repayment of long-term debt and interest rate swap	(11,250)	(28,187)
Distributions to non-controlling interest in consolidated joint venture	--	(3,323)
Loan fees	(230)	(3,564)
Net cash used in financing activities	(11,480)	(35,074)
Net (decrease) increase in cash and equivalents	(5,667)	5,896
Cash and equivalents, beginning of year	20,603	14,707
Cash and equivalents, end of year	$14,936	$20,603

	2013	2012
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,516	$1,877
Cash received from income tax refund, net of cash paid of $0.3 million for income taxes in 2013 and cash paid for income taxes in 2012	$(2,409)	$21,876
Borrowings paid directly to sellers and vendors at closing	$--	$70,000
Property acquisition financed with a capital lease	$7,719	$--

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, NATURE AND HISTORY OF OPERATIONS

Full House Resorts, Inc., a Delaware corporation formed in 1987, and its subsidiaries (collectively, Full House, we, our, ours, us) develops, manages, operates, and/or invests in gaming-related enterprises. We continue to actively investigate, individually and with partners, new business opportunities and our long-term strategy is to continue deriving revenues primarily from owned operations, as well as management fees. In furtherance of that strategy we made significant acquisitions of the Rising Star Casino Resort and Grand Lodge Casino leased operation in 2011 and the Silver Slipper Casino in 2012.  With the 2012 sale of the management agreement for the FireKeepers Casino in Michigan, we have transitioned the primary source of our revenues to owned entities.

We currently own three casino properties, lease one casino property and we have one management contract to manage a group of related casino properties. These properties are located in four distinct regions of the United States – the Gulf Coast, the Midwest, Northern Nevada and the Southwest. We own Rising Star Casino Resort located in Rising Sun, Indiana, Silver Slipper Casino located in Bay St. Louis, Mississippi and Stockman’s Casino located in Fallon, Nevada. We lease one property, the Grand Lodge Casino at the Hyatt Regency Lake Tahoe Resort, Spa and Casino located in Incline Village, Nevada on the North Shore of Lake Tahoe. We manage the Buffalo Thunder Casino and Resort  and the Cities of Gold and other gaming facilities, both located in Santa Fe, New Mexico, for the Pueblo of Pojoaque pursuant to an agreement with a three-year term expiring September 2014.

Previously we managed the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi, through a 50% joint venture, pursuant to a seven-year management agreement through March 30, 2012, when our interest in the joint venture was sold.

Properties Currently Operating

Gulf Coast Casino Operations

Silver Slipper Casino

The Silver Slipper Casino is on the far west end of the Mississippi Gulf Coast in Bay St. Louis, Mississippi. The property has approximately 37,000 square feet of gaming space containing approximately 950 slot and video poker machines, 25 table games and the only live keno game on the Gulf Coast. The property includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property draws heavily from the New Orleans metropolitan area and other communities in southern Louisiana and southwestern Mississippi.

We acquired all of the outstanding membership interests in Silver Slipper Casino Venture LLC, the owner of Silver Slipper Casino, on October 1, 2012, for $69.3 million, exclusive of net working capital balances, fees and expenses.

On August 26, 2013, we entered into an agreement with WHD Silver Slipper Casino, LLC related to construction of a six-story, 142-room hotel at our Silver Slipper Casino property (the “Silver Slipper Casino Hotel”). We have commenced construction of the Silver Slipper Casino Hotel and expect construction to be completed late in 2014 or early 2015. Upon completion, the hotel will have 142-rooms in a six-story tower overlooking the waterfront.  We believe that the Silver Slipper Casino Hotel is a much-needed amenity and will favorably impact customer loyalty by allowing guests to extend their visits at Silver Slipper Casino.

Midwest Casino Operations

Rising Star Casino Resort

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. We renamed the property Rising Star Casino Resort in August 2011.  The property has approximately 40,000 square feet of casino space and includes approximately 1,200 slot and video poker machines, 33 table games, a 190-room hotel, five dining outlets and an 18-hole Scottish links golf course.

In October 2011, Rising Sun/Ohio County First, Inc. (“RSOCF”) and Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel tower on land adjacent to our Rising Star Casino Resort. On June 13, 2012, the City of Rising Sun Advisory Plan Commission provided a favorable recommendation to the City Council of Rising Sun, Indiana, regarding a revised amendment to the plan of development, which was adopted by the City Council on July 5, 2012.  On August 13, 2012, the Advisory Plan Commission approved the detailed plan of development.  The parties entered into a real estate sale agreement dated May 2, 2012, for RSOCF to purchase approximately three acres of land on which the hotel was developed.  Construction commenced in December 2012, and the new hotel tower at Rising Star Casino Resort opened on November 15, 2013.  The opening of the new hotel tower at Rising Star Casino Resort brought total room capacity to 294.  We believe that the added hotel room inventory in close proximity to our casino facility will favorably impact revenues and visitor counts.

On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) which commenced on November 15, 2013 and provides us with full management control and an option to purchase the new hotel tower at Rising Star Casino Resort at the end of the lease term. We have recorded the capital lease obligation and hotel assets in our financial statements. On November 15, 2013, we began operating the new hotel tower at Rising Star Casino Resort. The Rising Star Hotel Agreement provides that we, as the lessee, assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the landlord having a right to sell the hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $77.5 thousand, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

Northern Nevada Casino Operations

Grand Lodge Casino

On September 1, 2011, we purchased the operating assets of Grand Lodge Casino and entered into a lease with Hyatt Equities, L.L.C. for the casino space in the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe. The initial term of the lease expires on August 31, 2018. The lease has an option, subject to mutual agreement, to renew for an additional five-year term. The Grand Lodge Casino has 18,900 square feet of casino space integrated with the Hyatt Regency Lake Tahoe Resort, Spa and Casino, featuring approximately 260 slot machines, 16 table games and a poker room.

Stockman’s Casino

We acquired Stockman’s Casino in Fallon, Nevada on January 31, 2007. Stockman’s Casino has approximately 8,400 square feet of gaming space with approximately 265 slot machines, four table games and keno. The facility has a bar, a fine dining restaurant and a coffee shop.

Southwest Casino Management Operations

Buffalo Thunder Casino and Resort

In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which has been approved by the National Indian Gaming Commission as a management contract, to advise on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities which in aggregate have approximately 1,200 slot machines, 18 table games (including poker) and a simulcast area. We receive a base consulting fee of $0.1 million per month plus quarterly success fees based on achieving certain financial targets and incur only minimal incremental operating costs related to the contract. Our management and related agreements with Buffalo Thunder Casino and Resort became effective on September 23, 2011.

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

Prior Projects

FireKeepers Casino

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC (“GEM”), a joint venture with RAM Entertainment, LLC, (“RAM”) a privately-held investment company. GEM had the exclusive right to provide casino management services at the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi (the “Michigan Tribe”) for seven years commencing August 5, 2009. We were the primary beneficiary and, therefore, included GEM in our consolidated financial statements. On December 2, 2010, the FireKeepers Development Authority (“FDA”), a tribal entity formed by the Michigan Tribe, entered into a hotel consulting services agreement with GEM, as the consultant, related to the FireKeepers Casino phase II development project, which included development of a hotel, multi-purpose/ballroom facility, surface parking and related ancillary support spaces and improvements. GEM was to perform hotel consulting services for a fixed fee of $12,500 per month, continuing through to the opening of the project, provided the total fee for services did not exceed, in the aggregate, $0.2 million. On May 22, 2012, we signed an amendment to the hotel consulting services agreement extending the terms of the agreement through November 2012.

On March 30, 2012, the joint venture managing the FireKeepers Casino sold the equity of the joint venture and the management agreement to the FDA for $97.5 million.  In addition to the $97.5 million sale price, the FDA paid RAM and us $1.2 million each, equal to the management fee that would have been earned under the management agreement for April 2012 less a $0.2 million wind-up fee and $0.1 million holdback receivable.  The $0.1 million holdback receivable was received in May 2012, less expenses related to the sale deducted by the FDA. Our gain on the sale of joint venture, related to the sale of our interest in GEM, was $41.2 million and allocated as follows (in millions):

Gross proceeds	$48.8
Plus: April 2012 wind-up fee received, net of $0.03 million wind-up fee and holdback receivable	0.9
Net proceeds	49.7
Less: Our interest in joint venture	(5.7)
Full House gain on sale of joint venture	44.0
Less: contract right owned by subsidiary	(2.8)
Consolidated gain on sale of joint venture	$41.2

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, including the Silver Slipper Casino, Rising Star Casino Resort, Grand Lodge Casino and Stockman’s Casino. GEM, a 50%-owned investee that was jointly owned by RAM, until March 30, 2012, was consolidated pursuant to the relevant portions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 810, “Consolidation.”  All material intercompany accounts and transactions have been eliminated.

We have elected to not adopt the option available under ASC Topic 825, “Financial Instruments”, to measure any of our eligible financial instruments or other items. Accordingly, except where carried at estimated fair value under other generally accepted accounting principles and disclosed herein, we continue to measure all of our assets and liabilities on the historical cost basis of accounting.

Use of Estimates. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. The significant accounting estimates inherent in the preparation of our financial statements primarily include our valuation of goodwill and purchase price allocations made in connection with our acquisitions, the estimated useful lives assigned to our depreciable and amortizable assets, asset impairment, bad debt expense, our opinion of collectability of receivables and fair value estimates related to valuation of receivables. Other accounting estimates include management’s proper calculation of payroll liabilities such as paid time off, medical benefits, bonus accruals and other liabilities including slot club points and tax liabilities.

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

Cash Equivalents. Cash in excess of daily requirements may be invested in highly liquid short-term investments with initial maturities of three months or less when purchased, which are reported as cash equivalents in the consolidated financial statements.

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

Concentrations and Economic Risks and Uncertainties. The United States, since 2007, has experienced a widespread economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have far-reaching effects on economic conditions in the country for an indeterminate period. Our operations are currently concentrated in the Gulf Coast, the Midwest, Northern Nevada and the Southwest. Accordingly, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

Receivables. Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value based on customers’ past credit history and current financial condition and on current general economic conditions. Since credit is extended on a short-term basis, accounts receivables do not normally bear interest.  The allowances for doubtful accounts are estimated by management for accounts that are partially or entirely uncollectible. We record uncollectible allowances over 90 days old as a charge to selling, general and administrative expenses. The majority of our casino accounts receivable consists primarily of returned checks and markers.  We review the receivables and related aging to determine a factor for estimating the allowance for our receivables.

Property and Equipment. We define a fixed asset as a unit of property that: (a) has an economic useful life that extends beyond 12 months; and (b) was acquired or produced for a cost greater than $2,500 for a single asset, or greater than $5,000 for a group of assets acquired or produced for a specific capital project. Fixed assets are capitalized and depreciated for book and tax purposes.  Fixed assets acquired or produced for a cost less than $2,500, our minimum threshold amount for capitalization, are reflected as an expense in our financial statements.

Fixed assets are recorded at historical cost as of the date acquired (Note 6), and depreciated beginning on the date the fixed asset is placed in service.  A fixed asset costing less than the threshold stated above is recorded as an expense for financial statement and tax purposes. A fixed asset with an economic useful life that is less than 12 months is expensed for financial statement and tax purposes, regardless of the acquisition or production cost. We evaluate our property and equipment and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Topic 360-10.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project.  Interest expense is capitalized at the applicable weighted-average borrowing rates of interest. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is appropriate under the circumstances. Our capital lease asset and liabilities are initially measured at the beginning of the lease term at the present value of the minimum lease payments. Assets under a capital lease which meet the transfer-of-ownership or bargain-purchase option criteria of FASB ASC Topic 840, “Leases”, are amortized over the estimated useful lives of the assets. Our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Goodwill. Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with the Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino. In accordance with the authoritative guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We evaluate goodwill utilizing the market approach and income approach applying the discounted cash flows in accordance with the provisions of FASB ASC Topic 350, “Intangibles-Goodwill and Other” on an annual basis.

Intangible Assets. Our indefinite-lived intangible assets include trademarks and certain license rights. Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. The fair value of the Rising Star Casino Resort gaming license was estimated using a derivation of the income approach to valuation. The other gaming license values are based on actual costs. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

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

The player loyalty programs represent the value of repeat business associated with Silver Slipper Casino’s and Rising Star Casino Resort’s loyalty programs.  The value of the loyalty programs were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analyses for the active rated players were based on projected revenues and attrition rates. Costs incurred in obtaining long-term financing are included in loan fees, net of amortization over the life of the related debt.

Revenue Recognition and Promotional Allowances. Slot coin-in is the gross amount wagered for the period cited.  The win or hold percentage is the net amount of gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots, funds deposited by customers before gaming play occurs (commonly called “casino front money”) and for chips and tokens in the customers’ possession (outstanding chip and token liability). Changes in our slot win percentages can have a significant impact to earnings.

For table games, customers usually purchase gaming chips at the gaming tables.  The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box.  Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips.  As we are focused on regional gaming markets, our table win percentages are fairly stable as the majority of these markets do not regularly experience high-end play, which can lead to volatility in win percentages.  Therefore, changes in table game win percentages do not typically have a material impact to our earnings.

Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage. Our typical property slot win percentage is in the range of 4% to 9% of slot coin-in, and our typical table game win percentage is in the range of 5% to 25% of table game drop.

Hotel, food and beverage, entertainment and other operating revenues are recognized as services are performed, net of revenue-based taxes. Advance ticket sales are recorded as deferred revenue until services are provided to the customer. Revenues are recognized net of certain sales incentives, and accordingly, cash incentives to customers for gambling activity, including the cash value of points redeemed by Players Club members, totaling $6.0 million and $6.7 million have been recognized as a direct reduction of casino revenue in 2013 and 2012, respectively. Sales and similar revenue-linked taxes collected from customers are excluded from revenue and recorded as a liability payable to the appropriate taxing authority and included in accrued expenses. Revenue also does not include the retail value of accommodations, food and beverage, and other services gratuitously furnished to customers totaling $19.8 million in 2013 and $15.4 million in 2012. The estimated cost of providing room, food and beverage and other incentives is included primarily in casino expenses, as noted in the table below (in thousands):

	2013	2012

Rooms	$3,577	$3,588
Food and beverage	13,549	9,249
Other incentives	888	1,120
	$18,014	$13,957

We recognize the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement was not consistently performed in past years, but will be performed on an annual basis in the future utilizing methodology in which a consistent formula is applied to estimate the percentage value of the chips and tokens not in custody that are not expected to be redeemed.  In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens.

Derivative Instruments and Hedging Activities.

Derivative Instruments – Interest Rate Swap Agreement. We adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate swap, prior to the pay-off of the interest rate swap on March 30, 2012. The accounting guidance required us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value. The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depended on whether it had been designated and qualified as part of a hedging relationship and further, on the type of hedging relationship.  The derivative instrument was not designated as a hedge for accounting purposes. The change in fair value was recorded in the consolidated statement of operations in the period of change.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, were recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement.   Fluctuations in interest rates caused the fair value of our derivative instrument to change each reporting period. Effective March 20, 2012 the interest rate swap was terminated, and $0.5 million was paid, which reflected the fair value of the interest rate swap on that date, and we ceased to recognize the interest rate swap as a liability on the balance sheet in long-term debt.

Derivative Instruments – Interest Rate Cap Agreement. Currently, we are subject to interest rate risk under our Capital One First Lien Credit Agreement.  In November 2012 in accordance with the terms of the First Lien Credit Agreement, we entered into a prepaid interest rate cap agreement with Capital One for a notional amount of $15.0 million at a LIBOR cap rate of 1.5%. The agreement was effective November 2, 2012 and will terminate on October 1, 2014.

Customer Loyalty Programs. We currently offer incentives to our customers through customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their level of play that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. The reward credit balance under the plans will be forfeited if the customer does not earn any reward credits over a specified time period, or after a specified time period of inactivity, up to a 13-month time period, depending on the specific property’s customer loyalty program.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2013 and December 31, 2012, we had accrued $1.2 million and $1.3 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in “Accrued player club points and progressive jackpots” in our consolidated balance sheets.

Loyalty programs are just a part of the total marketing program.  The amount of marketing reinvestment (complimentaries to players, promotional awards, entertainment, etc.) is based on the specific property and competitive assumptions.  We track the percentage of promotional and marketing costs compared to gaming revenue for an efficient use and return on our marketing investment.  Each of our properties has been faced with a highly competitive promotional environment due to the high amounts of incentives offered by the competition. The Rising Star Casino Resort has been significantly impacted by the substantial promotions offered at the new Ohio casinos.

Share-based Compensation. Share-based compensation expense from stock awards (Note 12) is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. Unvested stock grants made in connection with our incentive compensation plan are viewed as a series of individual awards and the related share-based compensation expense is amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity. We grant shares of restricted stock, rather than options, to key members of management and the board of directors.

Legal Defense Costs. We do not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters but rather, record such as period costs when the related services are rendered.

Income Taxes. Income tax-related interest and penalties, if any, are treated as part of income tax expense.

Income per Common Share. Basic income or earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding during the year. Diluted EPS is computed based upon the weighted average number of common and common equivalent shares if their effect upon exercise would have been dilutive using the treasury stock method. As of December 31, 2013 and 2012, there were no common equivalent shares that would have been dilutive and, therefore, the calculations for basic and diluted EPS are equal.

Reclassifications. Certain minor reclassifications in prior year balances have been made to conform to the current presentation, which had no effect on previously reported net income.

Recently Issued Accounting Pronouncements

We have reviewed authoritative standards issued after December 31, 2013. As a result, we determined that the new standards are not likely to have any significant impact on our future financial statements.

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

An unaudited summary of GEM’s operations follows (In thousands):

GEM CONDENSED STATEMENT OF INCOME INFORMATION

	Twelve Months Ended:
	December 31, 2013	December 31, 2012
Revenues	$--	$5,340
Net income	--	4,362

4. CONTRACT RIGHTS

On March 30, 2012, our remaining contract rights were sold with our interest in GEM to the FDA.

5. GOODWILL & OTHER INTANGIBLES

Goodwill:

Due to various factors, including weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in our Indiana market, we realized lower than expected operating results during the third quarter of 2013 at some of our properties.  We performed interim impairment assessments of goodwill for these properties as of September 30, 2013.  We evaluated goodwill for all of the relevant properties and recognized a $4.0 million impairment of Stockman’s Casino goodwill.  Our review of Rising Star Casino Resort as of September 30, 2013, resulted in approximately a 2.6% excess of estimated fair value using the discounted cash flows approach. We also evaluated goodwill for the Silver Slipper Casino utilizing the market approach, resulting in approximately a 20.1% excess of estimated fair value over carrying value considering an earnings multiple of 7.0. These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino, although there is always some uncertainty in key assumptions including projected future earnings growth.  If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.

	Year ended December 31, 2013 (in thousands)
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Stockman’s Goodwill	$5,809	$(4,000)	$1,809
Rising Star Goodwill	1,647	--	1,647
Silver Slipper Goodwill	14,671	--	14,671
Goodwill, net of accumulated impairment losses	$22,127	$(4,000)	$18,127

	Year ended December 31, 2012 (in thousands)
	Balance at beginning of the year	Changes during the year	Balance at end of the year
Stockman’s Goodwill	$5,809	$--	$5,809
Rising Star Goodwill	1,647	--	1,647
Silver Slipper Goodwill	--	14,671	14,671
Goodwill, net of accumulated impairment losses	$7,456	$14,671	$22,127

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):
	December 31, 2013
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,558)	$-	$142
Player Loyalty Program - Silver Slipper	3	5,900	(2,458)	-	3,442
Land Lease and Water Rights - Silver Slipper	46	1,420	(39)		1,381
Capital One Bank Loan Fees	3	4,671	(2,019)	216	2,868
ABC Funding, LLC Loan Fees	4	984	(308)	14	690

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	-	9,900
Gaming License-Mississippi	Indefinite	115	--	(10)	105
Gaming Licensing - Nevada	Indefinite	542	--	(19)	523
Trademarks	Indefinite	36	--	4	40
	Indefinite		--	-	-
		$25,268	$(6,382)	$205	$19,091

Other Intangible assets subtotal		$19,613	$(4,055)	$(25)	$15,533
Loan Fees subtotal		5,655	(2,327)	230	3,558
		$25,268	$(6,382)	$205	$19,091

	December 31, 2012
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(992)	$--	$708
Player Loyalty Program - Silver Slipper	3	5,900	(492)	--	5,408
Land Lease and Water Rights - Silver Slipper	46	1,420	(23)	--	1,397
Wells Fargo Bank Loan Fees	5	2,614	(924)	(1,690)	-
Capital One Bank Loan Fees	3	4,671	(434)	--	4,237
ABC Funding, LLC Loan Fees	4	984	(62)	--	922

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	115	--	--	115
Gaming License-Nevada	Indefinite	542	--	--	542
Trademarks	Indefinite	36	--	--	36
		$27,882	$(2,927)	$(1,690)	$23,265

Other Intangible assets subtotal	$19,613	$(1,507)	$--	$18,106
Loan Fees subtotal	8,269	(1,420)	(1,690)	5,159
	$27,882	$(2,927)	$(1,690)	$23,265

Player Loyalty Program

The player loyalty programs represent the value of repeat business associated with Silver Slipper Casino’s and Rising Star Casino Resort’s loyalty programs.  The value of $5.9 million and $1.7 million of the Silver Slipper Casino’s and Rising Star Casino Resort’s player loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analyses for the active rated players were based on projected revenues and attrition rates.  Silver Slipper Casino and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.  The value of the player loyalty programs are amortized over a life of three years.

Land Lease and Water Rights

In November 2004, Silver Slipper Casino entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marsh land as well as a seven-acre casino parcel, on which the Silver Slipper Casino was subsequently built. The lease was amended and extended on February 26, 2013, as discussed in Note 11. The $1.0 million Land Lease represents the excess fair value of the land over the estimated net present value of the Land Lease payments.   The $0.4 million of water rights represented the fair value of the water rights based upon the market rates in Hancock County, Mississippi.  The value of the Land Lease and water rights are amortized over the life of the Land Lease, or 46 years.

Loan Fees

On October 1, 2012, we funded the purchase of the Silver Slipper Casino with the full amount of the $50.0 million First Lien Credit Agreement with Capital One and the full amount of the Second Lien Credit Agreement with ABC Funding, LLC, as discussed in Note 8. We incurred $4.7 million in loan fees related to obtaining the First Lien Credit Agreement and $1.0 million in loan fees related to obtaining the Second Lien Credit Agreement. On August 26, 2013, we entered into a first amendment to the First Lien Credit Agreement (the “First Lien Amendment”) and an amendment to the Second Lien Credit Agreement (the “Second Lien Amendment”) and incurred $0.2 million in additional loan fees, as discussed in Note 8. All of the loan fees are amortized over the terms of the agreements. The First Lien Amendment modifications included an extended maturity date to June 29, 2016, therefore the amortization period for these loan fees was extended.

The amortization of loan fees was $1.8 million and $0.7 million for the year ended December 31, 2013 and December 31, 2012, respectively.

Gaming Licenses

Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of the $9.9 million Rising Star Casino Resort gaming license was estimated using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not amortized as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We reviewed existing gaming licenses as of December 31, 2013 and recognized an expense of $0.1 million related to gaming licensing costs pertaining to a former director and a secretary/general counsel, who are no longer affiliated with us.

We incurred $0.1 million in costs related to obtaining a Mississippi gaming license during 2012, for the purchase of all of the outstanding membership interest of Silver Slipper Casino Venture, LLC which owns and operates the Silver Slipper Casino.

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

Current and Future Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives.  The aggregate amortization expense was $4.4 million and $1.7 million for the year ended December 31, 2013 and December 31, 2012, respectively.

Total amortization expense for intangible assets for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is anticipated to be approximately $2.4 million, $1.8 million, $3.1 million, $0.03 million, $0.03 million, and $1.2 million, respectively.

6. PROPERTY AND EQUIPMENT

At December 31, 2013 and 2012, property and equipment consists of the following (in thousands):

	2013	2012
Land and improvements	$11,670	$9,907
Buildings and improvements	72,570	70,401
Furniture and equipment	26,943	19,338
Construction in progress	3,081	311
	114,264	99,957
Less accumulated depreciation	(23,096)	(16,284)
	$91,168	$83,673

The construction in progress was primarily related to construction costs for the Silver Slipper Casino Hotel (Note 11) and the renovation of the Silver Slipper garage and also included capitalized interest of $0.03 million related to these projects.

Leased property and equipment of $7.6 million, as of December 31, 2013, related to the Rising Star Casino Resort capital lease (Note 7) is also included in the schedule above.

At December 31, 2013 and 2012, leased property and equipment consisted of the following (in thousands):

	2013	2012
Leased land and improvements	$215	$--
Leased buildings and improvements	5,787	--
Leased furniture and equipment	1,717	--
	7,719	--
Less accumulated amortization	(83)	--
	$7,636	$--

Amortization related to the Rising Star Casino Resort capital lease is combined with depreciation expense.

7. CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”). The Landlord’s 104-room tower, adjacent to the Rising Star Casino Resort, opened November 15, 2013. The Rising Star Hotel Agreement provides us with full management control and we, as the lessee, assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the Landlord having a right to sell the hotel tower to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $77.5 thousand, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the Landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

Future minimum lease payments and the present value of such payments related to the capital lease are as follows, as of December 31, 2013 (in thousands):

2014	$930
2015	930
2016	930
2017	930
2018	930
Thereafter	4,499
Total minimum lease payments	9,149
Less: amount representing interest	(1,430)
Present value of minimum lease payments	$7,719

The current portion of our capital lease obligation is $0.7 million, which represents the minimum lease payments, less interest, to be paid over the next year.  The capital lease obligation, net of current portion is $7.0 million.

8. LONG-TERM DEBT

At December 31, 2013 and 2012, long-term debt consists of the following (in thousands):

	2013	2012
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funded on October 1, 2012, maturing June 29, 2016, with variable interest as described in the fourth succeeding paragraph. (the average interest rate was 4.75% and 5.4% during the quarter and year ended December 31, 2013, respectively)	$37,500	$48,750
Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, interest rate is fixed at 13.25% per annum.	20,000	20,000
Less current portion	--	(2,500)
	$57,500	$66,250

First and Second Lien Credit Agreements. On June 29, 2012, we entered into the First Lien Credit Agreement with Capital One, which provides for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  On October 1, 2012, we entered into a Second Lien Credit Agreement with ABC Funding, LLC as administrative agent which provided for a term loan in an amount up to $20.0 million. We funded the purchase of Silver Slipper Casino with the full amount of the $50.0 million term loan under the First Lien Credit Agreement and the full amount of the Second Lien Credit Agreement. The $5.0 million revolving loan under the First Lien Credit Agreement remains undrawn and available, subject to the terms and restrictions of the First Lien Credit Agreement.

On August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of the First Lien Credit Agreement and Second Lien Credit Agreement. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. Also, certain financial ratio covenants were revised under the First Lien Credit Agreement and Second Lien Credit Agreement to accommodate the additional extension of credit under the First Lien Credit Agreement and our capital lease agreement related to the hotel adjacent to the Rising Star Casino Resort as discussed in Note 7. The $10.0 million term loan under the First Lien Credit Agreement remains undrawn and available within the limits and terms of the First Lien Credit Agreement, and will be used to fund a portion of the $17.7 million construction of the six-story, 142-room Silver Slipper Casino Hotel being built between the south side of the casino and the waterfront, with rooms facing views of the bay. The remaining $7.7 million of the construction cost has been, and will be, funded from available cash.  As of December 31, 2013, we had funded cash of $2.5 million in construction and financing costs for the Silver Slipper Casino Hotel, and we anticipate funding an additional $5.2 million in cash in 2014. Construction of the hotel is expected to be completed in late 2014 or early 2015.

The First Lien Credit Agreement and Second Lien Credit Agreement are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Agreement is subject to the lien of the First Lien Credit Agreement.

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement. The LIBOR rate is a rate per annum equal to the quotient of (a) the greater of (1) 1.00% and (2) the rate per annum referenced to as the BBA (British Bankers Association) LIBOR divided by (b) one minus the reserve requirement set forth in the First Lien Credit Agreement for such loan in effect from time to time.  LIBOR rate elections can be made based on a 30 day, 60 day, 90 day or 180 day LIBOR, and margins are adjusted quarterly.  As of December 31, 2013, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, based on the 1.0% minimum, plus a 3.75% margin.  We pay interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum.

The First Lien Credit Agreement and Second Lien Credit Agreement contain customary negative covenants for transactions of this type, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business.  The First Lien Credit Agreement and Second Lien Credit Agreement require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained as set forth in the agreements. The First Lien Credit Agreement and Second Lien Credit Agreement define Adjusted EBITDA  as net income (loss) plus (i) interest expense, net, (ii) provision for taxes  (iii) depreciation and amortization and further adjusted to eliminate the impact of certain items that are not indicative of ongoing operating performance such as:  (iv) acquisition costs, (v) non-cash stock compensation, (vi) loss on derivatives and debt, (vii) gain on sale of joint venture, (viii) impairment loss, and (ix) certain severance costs.

The First Lien Amendment revised the ratio requirements under the First Lien Credit Agreement. Also, the Second Lien Amendment revised the total leverage ratio requirements under the Second Lien Credit Agreement to exclude the capital lease related to the new tower at the Rising Star Casino Resort. The First Lien Credit Agreement and the Second Lien Credit Agreement maximum total leverage ratio and maximum first lien leverage ratio vary according to the applicable time period and the fixed charge coverage ratio remains constant, as indicated in the tables below:

First Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
Initial funding date through and including December 31, 2014	4.00x	2.75x	1.10x
January 1, 2015 through and including December 31, 2015	3.75x	2.50x	1.10x
January 1, 2016 and thereafter	3.50x	2.25x	1.10x

Second Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
Initial funding date through and including September 30, 2013	4.00x	3.00x	1.00x
October 1, 2013 through and including September 30, 2014	3.75x	2.75x	1.00x
October 1, 2014 and thereafter	3.50x	2.50x	1.00x

We measure compliance with our covenants on a quarterly basis and we were in compliance at December 31, 2013, however, there can be no assurances that we will remain in compliance with all covenants in the future. The First Lien Credit Agreement and Second Lien Credit Agreement also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Agreement or Second Lien Credit Agreement or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the First Lien Credit Agreement and Second Lien Credit Agreement lenders. No assurance can be given that we would be successful in obtaining such modifications.

During the year ended December 31, 2012, we prepaid, at our discretion, the principal payment of $1.3 million due April 1, 2013 on the First Lien Credit Agreement, in order to reduce interest costs. As a practice, we consistently prepaid our quarterly payments before their due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015.  The next scheduled principal payment is due October 1, 2015.

We are required to make prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter.  We are required to pay the entire outstanding principal on the First Lien Credit Agreement and Second Lien Credit Agreement, together with all accrued and unpaid interest thereon, on the respective maturity dates. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

Scheduled maturities of long-term debt as of the most recent balance sheet presented are as follows, for the annual periods ended December 31 (in thousands):

2014	$--
2015	1,250
2016	56,250
2017	--
$57,500

9. DERIVATIVE INSTRUMENTS

Derivative Instruments – Interest Rate Swap Agreement

We adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate swap, prior to the payoff of the interest rate swap on March 30, 2012.  The accounting guidance required us to recognize our derivative instruments as either assets or liabilities in our consolidated balance sheet at fair value.  The accounting for changes in fair value (i.e. gains or losses) of a derivative instrument agreement depended on whether it had been designated and qualified as part of a hedging relationship and further, on the type of hedging relationship.  The derivative instrument was not designated as a hedge for accounting purposes.  The change in fair value was recorded in the consolidated statement of operations in the period of change.  Additionally, the difference between amounts received and paid under such agreements, as well as any costs or fees, were recorded as a reduction of, or an addition to, interest expense as incurred over the life of the agreement. Fluctuations in interest rates caused the fair value of our derivative instrument to change each reporting period. Effective March 30, 2012 the interest rate swap was terminated, and $0.5 million was paid, which reflected the fair value of the interest rate swap on that date, and we ceased to recognize the interest rate swap as a liability on the balance sheet in long-term debt. Prior to the pay-off of the interest rate swap, the interest rate swap was adjusted to fair value and the adjustment of the interest rate swap was recognized as income during the first quarter of 2012.  During the three months ended March 31, 2012, the weighted average cash interest rate paid on the debt was 8.16%, including interest rate swap interest and loan interest.
70

Derivative Instruments – Interest Rate Cap Agreement
Currently, we are subject to interest rate risk under our Capital One First Lien Credit Agreement.  In November 2012 in accordance with the terms of the First Lien Credit Agreement, we entered into a prepaid interest rate cap agreement with Capital One for a notional amount of $15.0 million at a LIBOR cap rate of 1.5%. The agreement was effective November 2, 2012 and terminates on October 1, 2014. Any future settlements resulting from the interest rate cap will be recognized in interest expense during the period in which the change occurs.

10. INCOME TAXES

The income tax provision consists of the following (in thousands):

		2013	2012
Current:	Federal	$(2,627)	$15,390
	State	289	1,509
		(2,338)	16,899
Deferred:	Federal	1,572	(1,712)
	State	405	(12)
		1,977	(1,724)
		$(361)	$15,175

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 35% to consolidated income before income taxes is as follows (in thousands):

	2013	2012
Tax provision at U.S. statutory rate	$(1,513)	$15,053
State taxes, net of federal benefit	473	1,067
Permanent differences	573	(586)
Credits	(73)	(46)
Adjustments to beginning deferred balances	221	(196)
Other	(42)	(117)
	$(361)	$15,175

At December 31, 2013 and 2012, our deferred tax assets (liabilities) consist of the following (in thousands):

	2013	2012
Deferred tax assets:
Deferred compensation	$537	$1,713
Depreciation of fixed assets	--	595
Intangible assets and amortization	1,835	591
Accrued expenses	427	933
Chip and token liability	19	93
Allowance for doubtful accounts	188	150
Other	224	531
	3,230	4,606
Deferred tax liabilities:
Depreciation of fixed assets	(627)	--
Prepaid expenses	(1,461)	(1,310)
Interest in partnerships	--	(176)
	(2,088)	(1,486)
	$1,142	$3,120

Management has made an annual analysis of its state and federal tax returns that remain subject to examination by major authorities (presently consisting of tax years 2010 through 2012) and concluded that we have no recordable liability as of December 31, 2013 or 2012, for unrecognized tax benefits as a result of uncertain tax positions taken.

11. COMMITMENTS AND CONTINGENCIES

Operating leases

On December 1, 2012, we amended and extended our corporate office lease through May 2018. Effective December 2010, Stockman’s Casino entered into a lease agreement as lessee for its primary outdoor casino sign until November 2015. On June 28, 2011, the Grand Lodge Casino entered into a Casino Operations Lease (“Grand Lodge Lease”) with Hyatt Equities, L.L.C. for approximately 20,900 square feet of building space occupied by the Grand Lodge Casino gaming operations, as well as associated gaming office space. On April 8, 2013, the Grand Lodge Casino entered into a first amendment to the Grand Lodge Lease (the “Amendment”) with Hyatt Equities, L.L.C. amending the terms of the lease.  The Amendment extended the initial term of the Grand Lodge Lease until August 31, 2018 and makes certain other conforming changes. Except as set forth in the Amendment, all other terms of the Grand Lodge Lease remain in full force and effect.

Silver Slipper Casino entered into the Land Lease in November 2004, as amended in March 2009, September 2012 and February 2013, which includes approximately 31 acres of protected marsh land as well as a seven-acre casino parcel, on which the Silver Slipper Casino was subsequently built.  In December 2010, Silver Slipper Casino entered into a lease agreement with Cure Land Company, LLC for approximately five acres of land occupied by the Silver Slipper Casino gaming office and warehouse space through November 30, 2020. On January 31, 2012 Silver Slipper Casino entered into a lease agreement with Chelsea Company, LLC for a small parcel of land with a building which may be occupied by a proposed Silver Slipper Casino welcome center in the future, through December 31, 2019. On January 11, 2013 Silver Slipper Casino terminated a previous restaurant lease agreement with Diamondhead Country Club & Property Owners Association (“DCCPOA”) and entered into a contract to purchase services to be provided by DCCPOA related to its golf and country club through December 31, 2019.

Land Lease buyout. The Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”), as well as an exclusive option to purchase a four acre portion of the leased land (“4 Acre Parcel Purchase Option”), which may be exercised at any time in conjunction with a hotel development during the term of the Land Lease for $2.0 million. On February 26, 2013, Silver Slipper Casino entered into a third amendment to the Land Lease which amended the term and Purchase Option provisions. The term of the Land Lease was extended to April 30, 2058, and the Purchase Option was extended through October 1, 2027, and may only be exercised after February 26, 2019. If there is no change in ownership, the purchase price will be $15.5 million, less $2.0 million if the 4 Acre Parcel Purchase Option has been previously exercised, plus a retained interest in Silver Slipper Casino operations of 3% of net income. In the event that we sell or transfer substantially all of the assets of our ownership in Silver Slipper Casino, then the purchase price will increase to $17.0 million.

The total rent expense for all operating leases for the years ended December 31, 2013 and December 31, 2012 was $2.9 million and $1.9 million, respectively.

Future minimum lease payments are as follows (in thousands):

2014	$2,766
2015	2,750
2016	2,706
2017	2,703
2018	2,099
Thereafter	36,755
$49,779

Other Commitments

Employment agreements. We are obligated under employment agreements with certain key employees that provide the employee with a base salary, bonus, restricted stock grants and other customary benefits and severance in the event the employee is terminated without cause or due to a “change of control,” as defined in the agreements. The severance amounts vary with the term of the agreement and can be up to two years’ base salary and an average bonus calculated as earned in the previous three years or as a percentage of base salary. If such termination occurs within two years of a change of control, as defined in the agreements, or by us without cause, the employee will receive a lump sum payment equal to no less than six months to one year’s annual base salary, a lump sum cash payment equal to the average bonus earned in the previous one to three years or calculated as a percentage of base salary, and the acceleration and vesting of all unvested shares and stock-based grants awarded upon the date of change of control in some instances, along with insurance costs, 401(k) matching contributions and certain other benefits total ranging from $1.8 million to $2.2 million, in the aggregate.

In the event the employee’s employment terminates due to illness, incapacity or death, the severance amounts vary with the term of the agreement and can be up to two years’ base salary, an amount equal to the prior year bonus on a pro-rata basis to date of termination, reimbursement of expenses incurred prior to date of termination and applicable insurance and other group benefit proceeds, with an expected cost ranging from $0.4 million to $0.7 million per employee.

Defined Contribution Pension Plan. We sponsor a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us.  Matching contributions made by us were $0.6 million for both 2013 and 2012, excluding nominal administrative expenses assumed.

Silver Slipper Casino Hotel construction. On August 26, 2013, the Silver Slipper Casino entered into an agreement with WHD Silver Slipper, LLC related to construction of the six-story, 142-room Silver Slipper Casino Hotel being built between the south side of the casino and the waterfront, with rooms facing views of the bay. We expect costs related to the construction of the Silver Slipper Casino Hotel to be approximately $17.7 million. We intend to finance $10.0 million of the construction cost with the proceeds of the term loan under the First Lien Credit Agreement as described in Note 8, with the remaining $7.7 million of the construction and related costs funded from available cash.  As of December 31, 2013, we had funded cash of $2.5 million in construction and financing costs for the Silver Slipper Casino Hotel, and we anticipate funding an additional $5.2 million in cash in 2014.  Construction of the Silver Slipper Casino Hotel is expected to be completed in late 2014 or early 2015.

Other items. We received correspondence from the Internal Revenue Service (IRS) regarding a late filing of an information return, which may result in a penalty.  We have requested a waiver of penalties and believe our request is sustainable on its merits.

Legal matters. We are party to a number of pending legal proceedings which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

12. SHARE-BASED COMPENSATION PLANS

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) vested on June 1, 2013.  The remaining shares have a three year vesting schedule as follows:  20,001 vested on June 1, 2012, 20,001 vested on June 1, 2013 and 19,998 will vest on June 1, 2014.  On January 15, 2013, our compensation committee approved the issuance of 50,000 additional shares of restricted stock, then valued at the closing price of our stock ($3.22), with no discount. These shares will vest over three years, 16,667 on January 15, 2014, 16,667 on January 15, 2015 and 16,666 on January 15, 2016. On June 5, 2013, our compensation committee approved the issuance of 15,000 additional shares of restricted stock, then valued at the closing price of our stock ($2.86), with no discount. These shares will vest over three years, 5,000 on June 1, 2014, 5,000 on June 1, 2015 and 5,000 on June 1, 2016. On January 1, 2014, our compensation committee approved the issuance of 120,000 additional shares of restricted stock, then valued at the December 31, 2013 closing price and the January 2, 2014 opening price of our stock for an average of ($2.78), with no discount. These shares will vest over two years, 60,000 on January 1, 2015 and 60,000 on January 1, 2016.

Vesting is contingent upon certain conditions, including continuous service of the individual recipients. Unvested stock grants made in connection with our incentive compensation plan are viewed as a series of individual awards and the related share-based compensation expense is amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity.  We grant shares of restricted stock, rather than options, to key members of management and the board of directors.

We recognized stock compensation expense of $0.6 million and $1.2 million for the twelve months ended December 31, 2013 and December 31, 2012, respectively. Share based compensation expense related to the amortization of the restricted stock issued is included in selling, general and administrative expense. At December 31, 2013 and 2012, we had deferred share-based compensation of $0.2 million and $0.6 million, respectively.

The following table summarizes our restricted stock activity relative to share-based compensation for 2013 and 2012:

	2013		2012
	Shares	Weighted average grant date value (per share)	Shares	Weighted average grant date value (per share)
Unvested at beginning of year	639,999	$3.88	660,000	$3.88
Issued	65,000	3.14	--	--
Vested	(620,001)	3.88	(20,001)	3.88
Forfeited	--	--	--	--
Unvested at end of year	84,998	$3.31	639,999	$3.88

In the second quarter of 2013 and 2012, we issued 6,000 shares of unrestricted stock in conjunction with director compensation, which was valued at $0.02 million in each year based on the closing price of our stock of $3.19 and $2.95, respectively, with no discount. Since the shares were fully vested at the date of grant, we recognized share-based compensation expense of $0.02 million in each year related to these grants. As of March 1, 2014, there are 17,000 shares of common stock available for future issuance under the plan.

13. SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the twelve months ended December 31, 2013 and December 31, 2012, respectively. The casino operation segments include the Silver Slipper Casino’s operation in Bay St. Louis, Mississippi, Rising Star Casino Resort’s operation in Rising Sun, Indiana, the Grand Lodge Casino’s operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque to advise on the operations of the Buffalo Thunder in Santa Fe, New Mexico, and until March 30, 2012, GEM. The Corporate segment includes our general and administrative expenses.

Selected statement of operations data for 2013 and 2012, respectively, is as follows (in thousands):

2013
	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Revenues	$22,273	$69,147	$51,629	$1,678	$--	$144,727
Selling, general and administrative expense	6,027	17,404	18,217	--	5,326	46,974
Depreciation and amortization	748	3,032	5,595	--	13	9,388
Impairment loss	(4,000)	--	--	--	--	(4,000)
Operating income (loss)	334	2,393	3,960	1,612	(5,339)	2,960
Net (loss) income attributable to Company	213	979	2,508	(348)	(7,314)	(3,962)

2012

	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Revenues	$22,313	$86,291	$12,861	$7,295	$--	$128,760
Selling, general and administrative expense	6,292	19,398	4,670	136	6,507	37,003
Depreciation and amortization	909	4,163	1,211	592	9	6,884
Operating gain	--	--	--	41,189	--	41,189
Operating income (loss)	3,851	5,746	663	46,196	(6,818)	49,638
Net income (loss) attributable to Company	2,539	2,158	456	30,108	(7,427)	27,834

Selected balance sheet data as of December 31, 2013 and 2012 is as follows (in thousands):

2013

	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Total assets	$13,838	$55,523	$71,662	$59	$13,205	$154,287
Property and equipment, net	7,352	36,427	47,338	--	51	91,168
Goodwill	1,809	1,647	14,671	--	--	18,127
Liabilities	2,056	12,718	3,559	--	58,140	76,473

2012

	Casino Operations
	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated
Total assets	$16,964	$51,054	$72,911	$96	$21,700	$162,725
Property and equipment, net	6,988	29,632	47,024	--	29	83,673
Goodwill	5,809	1,647	14,671	--	--	22,127
Liabilities	2,281	5,817	3,020	--	70,474	81,592

14. SUBSEQUENT EVENTS

On January 1, 2014, our compensation committee approved the issuance of 120,000 additional shares of restricted stock, then valued at the December 31, 2013 closing price and the January 2, 2014 opening price of our stock for an average of ($2.78), with no discount. These shares will vest over two years, 60,000 on January 1, 2015 and 60,000 on January 1, 2016.

On February 26, 2014, we entered into an exclusivity agreement with Keeneland Association, Inc. to own, manage, and operate instant racing and, if authorized, traditional casino gaming at race tracks in Kentucky, subject to completion of definitive documents for each opportunity. In addition, we and Keeneland Association, Inc. have a letter of intent that provides for an exclusive option to purchase the Thunder Ridge Raceway in Prestonsburg, Kentucky. The purchase will be subject to the completion of definitive documentation and to the approval of the Kentucky Horse Racing Commission, including the approval to transfer the racing license to a to-be-constructed quarter horse racetrack near Corbin, Kentucky to be owned 75% by us and 25% by Keeneland Association, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2013, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Proposal No. 1. Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (our “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before April 30, 2014 and is incorporated herein by this reference.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements of the Company (including related notes to consolidated financial statements) filed as part of this report are listed below:
•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2013 and 2012;
•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012;
•	Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibit Number	Description

2.1
Asset Purchase Agreement by and between Grand Victoria Casino & Resort, L.P. and Full House Resorts, Inc., dated as of September 10, 2010. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010)

2.2
Equity Purchase Agreement dated March 30, 2012 by and among Full House Resorts, Inc.; Firekeepers Development Authority, an unincorporated instrumentality and political subdivision of the Nottawaseppi Huron Band of Potawatomi Indians; RAM Entertainment, LLC and Robert A. Mathewson. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2012)

2.3
Membership Interest Purchase Agreement by and between the Sellers named therein, Full House Resorts, Inc. and Silver Slipper Casino Venture LLC, dated as of March 30, 2012. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2012)

3.1	Amended and Restated Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011)

3.2
Amended and Restated Bylaws of Full House Resorts Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 4, 2008)

10.1+
Amended and Restated 2006 Incentive Compensation Plan (Effective as of April 26, 2011). (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on March 16, 2011)

10.2+
Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 14, 2006)

10.3+
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

80

10.4+
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

10.5+
Letter Agreement dated November 12, 2012, between Full House Resorts, Inc. and T. Wesley Elam. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2012)

10.6+
Employment Agreement, dated December 7, 2012, between Full House Resorts, Inc. and Deborah J. Pierce. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.7
Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on June 30, 2011)

10.8
Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011)

10.9
First Lien Credit Agreement dated as of June 29, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and Capital One, National Association as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2012)

10.10
Second Lien Credit Agreement dated as of October 1, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and ABC Funding, LLC as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 5, 2012)

10.11
Lease Agreement with Option to Purchase dated as of November 17, 2004, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.12
First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.13
Second Amendment to Lease Agreement with Option to Purchase dated as of September 26, 2012, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.14
Third Amendment to Lease Agreement with Option to Purchase dated as of February 26, 2013, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

81

10.15
First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 11, 2013)

10.16
Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on August 22, 2013)

10.17
First Amendment to First Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.18
Amendment No. 1 to Second Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.19
Standard Form of Agreement Between Owner and Design-Builder dated August 26, 2013 between Silver Slipper Casino Venture, LLC and WHD Silver Slipper, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

21.1
List of Subsidiaries of Full House Resorts, Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

23.1	Consent of Piercy Bowler Taylor & Kern, independent registered public accounting firm

31.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

82

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Executive compensation plan or arrangement.

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

83

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
FULL HOUSE RESORTS, INC.

Date: March 10, 2014	By:	/s/ ANDRE M. HILLIOU
Andre M. Hilliou, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ ANDRE M. HILLIOU	March 10, 2014
Andre M. Hilliou, Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ DEBORAH J. PIERCE	March 10, 2014
Deborah J. Pierce, Chief Financial Officer
(Principal Financial Officer)

/s/ KENNETH R. ADAMS	March 10, 2014
Ken Adams, Director

/s/ CARL G. BRAUNLICH	March 10, 2014
Carl G. Braunlich, Director

/s/ KATHLEEN MARSHALL	March 10, 2014
Kathleen Marshall, Director

/s/ MARK J. MILLER	March 10, 2014
Mark J. Miller, Director and Chief Operating Officer

84