Form 10-Q
period 2014-03-31
FULL HOUSE RESORTS INC
filed 2014-05-14
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 13, 2014, there were 18,870,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenues
Casino	$27,481	$35,792
Food and beverage	1,966	2,146
Hotel	123	127
Management fees	494	477
Other operations	385	584
	30,449	39,126
Operating costs and expenses
Casino	14,461	18,050
Food and beverage	2,099	2,075
Hotel	108	130
Other operations	731	1,273
Project development and acquisition costs	55	43
Selling, general and administrative	10,630	12,234
Depreciation and amortization	2,455	2,210
	30,539	36,015
Operating (loss) income	(90)	3,111
Other expense
Interest expense	(1,517)	(1,885)
Other expense	(1)	(3)
Other expense, net	(1,518)	(1,888)
(Loss) income before income taxes	(1,608)	1,223
Income tax (benefit) expense	(526)	647
Net (loss) income	(1,082)	576

Net (loss) income per common share	$(.06)	$.03

Weighted-average number of common shares outstanding	18,870,681	18,721,816

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except shares)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$14,519	$14,936
Accounts receivable, net of allowance for doubtful accounts of $429 and $471	1,735	1,869
Prepaid expenses	4,757	6,288
Other	735	726
	21,746	23,819
Property and equipment, net of accumulated depreciation of $24,907 and $23,096	91,671	91,168

Other long-term assets
Goodwill	18,127	18,127
Intangible assets, net of accumulated amortization of $4,697 and $4,055	14,909	15,533
Long-term deposits	2,593	761
Loan fees, net of accumulated amortization of $2,698 and $2,327	3,189	3,558
Deferred tax asset	1,321	1,321
	40,139	39,300
	$153,556	$154,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,347	$2,661
Accrued player club points and progressive jackpots	1,848	1,999
Accrued payroll and related	2,921	3,276
Other accrued expenses	2,469	3,139
Deferred tax liability	66	66
Current portion of capital lease obligation	689	736
	10,340	11,877

Long-term debt, net of current portion	59,500	57,500
Deferred tax liability	113	113
Capital lease obligation, net of current portion	6,793	6,983
	76,746	76,473
Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,227,276 and 20,107,276 shares issued	2	2
Additional paid-in capital	45,428	45,350
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	33,034	34,116
	76,810	77,814
	$153,556	$154,287

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Common stock		Additional paid-in	Treasury stock		Retained	Total stockholders’
Three months ended	Shares	Dollars	Capital	Shares	Dollars	earnings	Equity
March 31, 2014

Beginning balances	20,107	$2	$45,350	1,357	$(1,654)	$34,116	$77,814
Issuance of share-based compensation	120	--	--	--	--	--	--
Previously deferred share-based compensation recognized	--	--	78	--	--	--	78
Net loss	--	--	--	--	--	(1,082)	(1,082)

Ending balances	20,227	$2	$45,428	1,357	$(1,654)	$33,034	$76,810

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Three months ended March, 31,
	2014	2013

Cash flows from operating activities:

Net (loss) income	$(1,082)	$576
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,814	1,554
Amortization of loan fees	370	494
Amortization of player loyalty program, land lease and water rights	641	656
Other	1	2
Deferred and share-based compensation	79	343
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	134	355
Prepaid expenses	1,530	2,495
Other assets	(9)	17
Accounts payable and accrued expenses	(1,664)	(1,187)
Taxes payable	--	(6)
Net cash provided by operating activities	1,814	5,299
Cash flows from investing activities:
Purchase of property and equipment	(2,019)	(1,224)
Deposits and other related costs	(1,964)	(94)
Other	(10)	--
Net cash used in investing activities	(3,993)	(1,318)

Cash flows from financing activities:
Repayment of long term debt on capital lease obligation	(237)	--
Borrowings of long term debt	2,000	--
Other	(1)	(21)
Net cash provided by (used in) financing activities	1,762	(21)

Net (decrease) increase in cash and equivalents	(417)	3,960
Cash and equivalents, beginning of period	14,936	20,603
Cash and equivalents, end of period	$14,519	$24,563

	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,212	$1,370
Cash received from net loss carryback, net of cash paid of $0.05 million for income taxes in 2014 and cash received from income tax refund, net of cash paid of $.03 million for income taxes in 2013	$(1,915)	$(1,474)
Non-Cash investing activities:
Accrued property and equipment capital expenditures	$648	$--

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 10, 2014, for the year ended December 31, 2013, from which the balance sheet information as of that date was derived.  Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share.  The results of operations for the period ended March 31, 2014, are not necessarily indicative of results to be expected for the year ending December 31, 2014.

The consolidated financial statements include all of our accounts and the accounts of our wholly-owned subsidiaries, including Silver Slipper Casino Venture, LLC (“Silver Slipper Casino”), Gaming Entertainment (Indiana) LLC (“Rising Star Casino Resort”), Gaming Entertainment (Nevada) LLC (“Grand Lodge Casino”) and Stockman’s Casino. All material intercompany accounts and transactions have been eliminated.

Recently Issued Accounting Pronouncements

Recently issued authoritative standards issued after January 1, 2014 have been reviewed.  The new guidance currently has no impact on our financial statements.

2.	SHARE-BASED COMPENSATION

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) vested on June 1, 2013. The remaining shares had a three year vesting schedule with 40,002 shares previously vested and the 19,998 shares remaining will vest on June 1, 2014. On January 15, 2013, 50,000 additional shares of restricted stock were issued, then valued at $3.22, with no discount. These shares will vest over three years, 16,667 vested on January 15, 2014, 16,667 will vest on January 15, 2015 and 16,666 on January 15, 2016. On January 1, 2014, 120,000 additional shares of restricted stock were issued, then valued at $2.78, with no discount. These shares will vest over two years, 60,000 on January 1, 2015 and 60,000 on January 1, 2016.

Vesting is contingent upon certain conditions, including continuous service of the individual recipients. Unvested grants made in connection with our incentive compensation plan are viewed as a series of individual awards and the related share-based compensation expense is amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity.  We grant shares of restricted stock to key members of management and the board of directors.

We recognized stock compensation expense of $0.1 million for the three months ended March 31, 2014 and $0.3 million for the three months ended March 31, 2013. Share based compensation expense related to the amortization of the restricted stock issued was included in selling, general and administrative expense. At March 31, 2014 and December 31, 2013, we had deferred share-based compensation of $0.4 million and $0.2 million, respectively.

3.	GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair market value of net assets acquired in connection with Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino operations. Goodwill was $14.7 million for Silver Slipper, $1.6 million for Rising Star and $1.8 million for Stockman’s as of March 31, 2014 and December 31, 2013.

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

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):

	March 31, 2014 (unaudited)
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / Disposals	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,700)	$--	$--
Player Loyalty Program - Silver Slipper	3	5,900	(2,950)	--	2,950
Land Lease and Water Rights - Silver Slipper	46	1,420	(47)	--	1,373
Capital One Bank Loan Fees	3	4,889	(2,330)	--	2,559
ABC Funding, LLC Loan Fees	4	998	(368)	--	630

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	147	--	(26)	121
Gaming Licensing-Nevada	Indefinite	554	--	(29)	525
Trademark	Indefinite	40	--	--	40
		$25,548	$(7,395)	$(55)	$18,098

Other Intangible assets subtotal	$19,661	$(4,697)	$(55)	$14,909
Loan Fees subtotal	5,887	(2,698)	--	3,189
	$25,548	$(7,395)	$(55)	$18,098

	December 31, 2013
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / Disposals	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,558)	$--	$142
Player Loyalty Program - Silver Slipper	3	5,900	(2,458)	--	3,442
Land Lease and Water Rights - Silver Slipper	46	1,420	(39)	--	1,381
Capital One Bank Loan Fees	3	4,887	(2,019)	--	2,868
ABC Funding, LLC Loan Fees	4	998	(308)	--	690

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	118	--	(13)	105
Gaming Licensing-Nevada	Indefinite	552	--	(29)	523
Trademark	Indefinite	40	--	--	40
		$25,515	$(6,382)	$(42)	$19,091

Other Intangible assets subtotal		$19,630	$(4,055)	$(42)	$15,533
Loan Fees subtotal		5,885	(2,327)	--	3,558
		$25,515	$(6,382)	$(42)	$19,091

Player Loyalty Program

The player loyalty programs represent the value of repeat business associated with Silver Slipper Casino’s and Rising Star Casino Resort’s loyalty programs.  The value of the $5.9 million and $1.7 million Silver Slipper Casino’s and Rising Star Casino Resort’s player loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analyses for the active rated players were based on projected revenues and attrition rates.  Silver Slipper Casino and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.  The value of the player loyalty programs are amortized over a life of three years.

Land Lease and Water Rights

In November 2004, Silver Slipper Casino entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marsh land as well as a seven-acre casino parcel, on which the Silver Slipper Casino was subsequently built. The lease was amended and extended on February 26, 2013, as discussed in Note 6. The $1.0 million Land Lease represents the excess fair value of the land over the estimated net present value of the Land Lease payments. The $0.4 million of water rights represented the fair value of the water rights based upon the market rates in Hancock County, Mississippi.  The value of the Land Lease and water rights are amortized over the life of the Land Lease, or 46 years.

Loan Fees

Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. On October 1, 2012, we funded the purchase of the Silver Slipper Casino with the full amount of the $50.0 million first lien term loan (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) and the full amount of the second lien term loan (“Second Lien Credit Agreement”) with ABC Funding, LLC, as discussed in Note 4. We incurred $4.7 million in loan fees related to obtaining the First Lien Credit Agreement and $1.0 million in loan fees related to obtaining the Second Lien Credit Agreement. On August 26, 2013, we entered into a first amendment to the First Lien Credit Agreement (the “First Lien Amendment”) and an amendment to the Second Lien Credit Agreement (the “Second Lien Amendment”) and incurred $0.2 million in additional loan fees, as discussed in Note 4.  All of the loan fees are amortized over the terms of the agreements. The First Lien Amendment modifications included an extended maturity date to June 29, 2016, therefore the amortization period for these loan fees was extended.

The aggregate loan fee amortization was $0.4 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

Trademark

The trademark is based on the legal fees and recording fees related to the trademark of the “Rising Star Casino Resort” name, and variations of such name.  The trademark is not subject to amortization, as it has an indefinite useful life and is evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the trademark may not be recoverable.

Current Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives.  The aggregate amortization expense was $1.0 million and $1.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

4.           LONG-TERM DEBT

At March 31, 2014 and December 31, 2013, long-term debt consists of the following (in thousands):

	2014	2013
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funded on October 1, 2012, maturing June 29, 2016, with variable interest as described in the fifth succeeding paragraph. (the average interest rate was 4.75% and 5.4% during the quarter ended March 31, 2014 and year ended December 31, 2013, respectively).	$37,500	$37,500
Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, interest rate is fixed at 13.25% per annum.	20,000	20,000
Revolving loan agreement, $2.0 million funded on March 24, 2014, maturing June 29, 2016, with variable interest as described in the fifth succeeding paragraph. (the average interest rate was 4.75% during the quarter ended March 31, 2014).	2,000	--
Less current portion	--	--
	$59,500	$57,500

First and Second Lien Credit Agreements. On June 29, 2012, we entered into the First Lien Credit Agreement with Capital One, which provided for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  On October 1, 2012, we entered into a Second Lien Credit Agreement with ABC Funding, LLC as administrative agent which provided for a term loan in an amount up to $20.0 million. Capital One and ABC Funding, LLC are collectively referred to as our (“Creditors”). We funded the purchase of Silver Slipper Casino with the full amount of the $50.0 million term loan under the First Lien Credit Agreement and the full amount of the Second Lien Credit Agreement. The First and Second Lien Credit Agreements are secured by substantially all of our assets and therefore, our wholly-owned subsidiaries guarantee our obligation under the agreements. The Second Lien Credit Agreement is subject to the lien of the First Lien Credit Agreement.

On August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. Also, certain financial ratio covenants were revised under the First Lien Credit Agreement and Second Lien Credit Agreement to accommodate the additional extension of credit under the First Lien Credit Agreement and our capital lease agreement related to the new hotel tower at Rising Star Casino Resort as discussed in Note 7. The $10.0 million term loan under the First Lien Credit Agreement remains undrawn, but subject to covenants and other terms of the First Lien Credit Agreement.

At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements.  We received waivers for compliance with these ratios at March 31, 2014 from our Creditors.  If we are not in compliance with our covenants at June 30, 2014, and we are not able to renegotiate the terms of our First Lien and Second Lien Credit Agreements, we may be prevented from drawing against the $10.0 million term loan.  There can be no assurances that we will be in compliance with our covenants at June 30, 2014 or periods subsequent.  The term loan is needed to complete construction of the $17.7 million six-story, 142-room Silver Slipper Casino Hotel being built between the south side of the casino and the waterfront, with rooms featuring views of the bay. The remaining $7.7 million of the construction cost has been, and is expected to be, funded from available cash.  As of March 31, 2014, we funded cash of $3.6 million in construction and financing costs for the Silver Slipper Casino Hotel, and we anticipate funding an additional $4.1 million in cash before the end of 2014. We are currently scheduled for completion in late 2014 or early 2015.

On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, subject to the terms and restrictions of the First Lien Credit Agreement, and deposited $1.75 million into escrow related to the Interest Purchase Agreement for the potential purchase of the Fitz Tunica Casino & Hotel, as discussed in Note 8.  We currently have $3.0 million undrawn on the revolving loan.

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement. As of March 31, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, for both our term loan and revolving loan, based on the 1.0% minimum, plus a 3.75% margin. We pay interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum. Under the default provisions of both the First and Second Lien Credit Agreements, we may be subject to increased interest rates of an additional 2.0% per annum.

The First Lien Credit Agreement and Second Lien Credit Agreement contain customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business.  The First Lien Credit Agreement and Second Lien Credit Agreement require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained as set forth in the agreements. The First Lien Credit Agreement and Second Lien Credit Agreement define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for taxes  (iii) depreciation and amortization; and further adjusted to eliminate the impact of certain items that are not indicative of ongoing operating performance such as:  (iv) acquisition costs, (v) non-cash stock compensation, (vi) loss on derivatives and debt, (vii) gain on sale of joint venture, (viii) impairment loss, and (ix) certain severance costs.

We measure compliance with our covenants on a quarterly basis. As discussed earlier, we were not in compliance with the total leverage ratios and first lien leverage ratios at March 31, 2014 on the First or Second Lien Credit Agreements, however, compliance with these covenants was waived by the Creditors at March 31, 2014. The First Lien Credit Agreement and Second Lien Credit Agreement also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Agreement or Second Lien Credit Agreement or by law.  If a breach of covenants or other events of default occur in future quarters, we will seek modifications to covenants or a temporary waiver or waivers from the First Lien Credit Agreement and Second Lien Credit Agreement lenders. No assurance can be given that we will be successful in obtaining such modifications.

As a practice, we consistently prepaid our quarterly payments on the term loan under our First Lien Credit Agreement before the due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015.  The next scheduled principal payment on the term loan is due October 1, 2015.   The $2.0 million principal drawn on our revolving loan is due June 29, 2016.

We are required to make additional prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter.  Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

5.           DERIVATIVE INSTRUMENTS – INTEREST RATE CAP AGREEMENT

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

6.           OPERATING LEASE COMMITMENTS

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

Silver Slipper Casino entered into the Land Lease in November 2004 as amended in March 2009, September 2012 and February 2013, which includes approximately 31 acres of protected marsh land as well as a seven-acre casino parcel, on which the Silver Slipper Casino was subsequently built.  In December 2010, Silver Slipper Casino entered into a lease agreement with Cure Land Company, LLC for approximately five acres of land occupied by the Silver Slipper Casino gaming office and warehouse space through November 30, 2020. On January 31, 2012 Silver Slipper Casino entered into a lease agreement with Chelsea Company, LLC for a small parcel of land with a building which may be occupied by a proposed Silver Slipper Casino welcome center in the future, through December 31, 2019. On January 11, 2013 Silver Slipper Casino terminated a previous restaurant lease agreement with Diamondhead Country Club & Property Owners Association (“DCCPOA”) and entered into a contract to purchase services to be provided by DCCPOA related to its golf and country club through December 31, 2019.

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

The total rent expense for all operating leases for each of the quarters ended March 31, 2014 and 2013 was $0.7 million.

7.           CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. In October 2011, Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation, and Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our Rising Star Casino Resort.  Construction commenced in December 2012, and the new hotel tower at Rising Star Casino Resort opened November 15, 2013.  We believe that the added hotel room inventory in proximity to our casino facility will favorably impact revenues and visitor counts.

On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) which commenced on November 15, 2013 and provides us with full management control and an option to purchase the new hotel tower at Rising Star Casino Resort at the end of the lease term. We have recorded the capital lease obligation and hotel assets in our financial statements.  On November 15, 2013 we began operating the new hotel tower at Rising Star Casino Resort. The Rising Star Hotel Agreement provides that we, as the lessee, assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the landlord having a right to sell the hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $0.8 million, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

The current portion of our capital lease obligation is $0.7 million, which represents the minimum lease payments, less interest, to be paid over the next year.  The capital lease obligation, net of current portion is $6.8 million.

8.           COMMITMENTS AND CONTINGENCIES

Fitz Tunica Casino & Hotel

On March 21, 2014, we entered into a definitive agreement with The Majestic Star Casino LLC ("Majestic Star") to acquire all of the outstanding membership interests of the entity operating Fitz Tunica Casino & Hotel ("Majestic Mississippi, LLC"), located in Tunica, Mississippi, for a purchase price of $62.0 million. The closing of the agreement is subject to the completion of financing, licensing, and other customary conditions. On May 7, 2014 we informed Majestic Star of our financing efforts and our belief that we will not likely be successful in obtaining financing for the purchase of Majestic Mississippi, LLC. As a result, we have requested Majestic Star to consider termination of the agreement.

Silver Slipper Casino Hotel construction

On August 26, 2013, the Silver Slipper Casino entered into an agreement with WHD Silver Slipper, LLC related to construction of the six-story, 142-room Silver Slipper Casino Hotel (the “Construction Agreement”) being built between the south side of the casino and the waterfront, with rooms featuring views of the bay. We have commenced construction of the Silver Slipper Casino Hotel, which is scheduled for completion in late 2014 or early 2015 and is budgeted to cost approximately $17.7 million. The progress on the Silver Slipper Casino Hotel has been slower than expected as we encountered adverse soil conditions and adverse weather which may extend the opening of the hotel to early 2015. In connection with the financing of the Silver Slipper Casino Hotel, on August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016.  The $10.0 million term loan under the First Lien Credit Agreement remains undrawn, but subject to covenants and other terms of the First Lien Credit Agreement.  At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements.  We received waivers for compliance with these ratios at March 31, 2014 from our Creditors.  If we are not in compliance with our covenants at June 30, 2014, and we are not able to renegotiate the terms of our First Lien and Second Lien Credit Agreements, we may be prevented from drawing against the $10.0 million term loan.  There can be no assurances that we will be in compliance with our covenants at June 30, 2014 or periods subsequent.  The term loan is needed to complete construction of the Silver Slipper Casino Hotel. As of March 31, 2014, we funded $3.6 million in construction and financing costs for the Silver Slipper Casino Hotel and we anticipate funding an additional $4.1 million in cash before the end of 2014. In 2014, we capitalized $0.08 million in interest related to the construction of the Silver Slipper Casino Hotel.

Keeneland Association, Inc.

We, together with Keeneland Association, Inc., are currently pursuing potential gaming opportunities in Kentucky, including the installation of instant racing machines at racetrack properties. The installation of instant racing machines at racetrack properties in Kentucky has been challenged by opponents of the instant racing machines who filed an action alleging that the machines are unlawful gambling.  The Kentucky Court of Appeals had vacated the lower court’s decision that had upheld regulations adopted by the Kentucky Horse Racing Commission authorizing the use of instant racing machines by race tracks in Kentucky, and the Kentucky Horse Racing Commission and others, including Keeneland Association, Inc., appealed the vacation of the lower court’s decision to the Kentucky Supreme Court.  On February 20, 2014, the Kentucky Supreme Court held, among other matters, that the Kentucky Horse Racing Commission acted in its regulatory authority when it licensed the operation of pari-mutuel wagering on instant racing, also known as historical horse racing, but remanded the matter to the Circuit Court to determine if instant racing constitutes a pari-mutuel form of wagering authorized by Kentucky law.

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

Other items

We are party to a number of pending legal proceedings which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

9.           SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three months ended March 31, 2014 and 2013, respectively. The casino operation segments include the Silver Slipper Casino’s operation in Bay St. Louis, Mississippi, Rising Star Casino Resort’s operation in Rising Sun, Indiana, the Grand Lodge Casino’s operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. References to (i) Midwest segment refers to Rising Star Casino Resort, (ii) Gulf Coast segment refers to Silver Slipper Casino and (iii) Northern Nevada segment refers to Grand Lodge Casino and Stockman’s Casino. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque for their gaming operations including the Buffalo Thunder in Santa Fe, New Mexico. The Corporate segment includes our general and administrative expenses.

Selected statement of operations data for the three months ended March 31 (in thousands):

2014

	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$4,387	$13,248	$12,321	$493	$--	$30,449
Selling, general and administrative expense	1,448	3,884	4,126	--	1,172	10,630
Depreciation and amortization	217	847	1,386	--	5	2,455
Operating income (loss)	148	(250)	751	438	(1,177)	(90)
Net income (loss)	97	(248)	495	320	(1,746)	(1,082)

2013

	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$5,325	$19,614	$13,710	$477	$--	$39,126
Selling, general and administrative expense	1,484	4,405	4,606	--	1,739	12,234
Depreciation and amortization	180	747	1,281	--	2	2,210
Operating income (loss)	960	1,955	1,502	435	(1,741)	3,111
Net income (loss)	634	965	990	381	(2,394)	576

Selected balance sheet data as of March 31, 2014 and December 31, 2013 (in thousands):

2014

	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$11,935	$54,867	$71,898	$59	$14,797	$153,556
Property and equipment, net	7,143	35,748	48,733	--	47	91,671
Goodwill	1,809	1,647	14,671	--	--	18,127
Liabilities	1,692	12,296	2,663	--	60,095	76,746

2013

	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$13,838	$55,523	$71,662	$59	$13,205	$154,287
Property and equipment, net	7,352	36,427	47,338	--	51	91,168
Goodwill	1,809	1,647	14,671	--	--	18,127
Liabilities	2,056	12,718	3,559	--	58,140	76,473

10.         SUBSEQUENT EVENTS

On January 8, 2014, we filed with the Securities and Exchange Commission a registration statement on Form S-1 (as amended from time to time, the “registration statement”) relating to a proposed public offering of our common stock.  The registration statement remains under review by the Securities and Exchange Commission and shares of common stock to be registered thereunder may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.  This Form 10-Q and the pending registration statement shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State or other jurisdiction. Further, we can give no assurance that we will be successful in completing the offering.

Our agreement with the Pueblo of Pojoaque in New Mexico to manage the Pueblo’s gaming operations including Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, the cities of Gold Casino and other gaming facilities expires on September 23, 2014.  We have received notice that they will not be renewing the contract and will be managing the properties themselves.  During the year ended December 31, 2013 and the quarter ended March 31, 2014, we received $1.7 million and $0.5 million in management fees from this contract, respectively.

On March 21, 2014, we entered into a definitive agreement with The Majestic Star Casino LLC ("Majestic Star") to acquire all of the outstanding membership interests of the entity operating Fitz Tunica Casino & Hotel ("Majestic Mississippi, LLC"), located in Tunica, Mississippi, for a purchase price of $62.0 million. The closing of the agreement is subject to the completion of financing, licensing, and other customary conditions. On May 7, 2014 we informed Majestic Star of our financing efforts and our belief that we will not likely be successful in obtaining financing for the purchase of Majestic Mississippi, LLC. As a result, we have requested Majestic Star to consider termination of the agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in eight sections:

●	Overview
●	Key performance indicators
●	Results of continuing operations
●	Liquidity and capital resources
●	Off-balance-sheet arrangements
●	Seasonality
●	Regulation and taxes
●	Critical accounting estimates and policies

Overview

We are a multi-jurisdictional developer, owner and operator of gaming-related enterprises in regional markets.  We have successfully transitioned from a gaming management company to a company with operations that consist primarily of owned casino properties.  The repositioning of our business plan is highlighted by the acquisition of Rising Star Casino Resort and the lease of Grand Lodge Casino in 2011 and the acquisition of Silver Slipper Casino and the sale of the management agreement for the FireKeepers Casino in 2012.  We actively explore, individually and with partners, new gaming-related opportunities with a focus on acquiring and developing casino properties.

We currently own three casino properties, lease one casino property and have one management contract for a group of related casino properties. These properties are located in four distinct regions of the United States – the Gulf Coast, the Midwest, Northern Nevada and the Southwest.

On March 30, 2012, we entered into a Membership Interest Purchase Agreement with Silver Slipper Casino Venture LLC to acquire all of the outstanding membership interest of the entity operating Silver Slipper Casino in Bay St. Louis, Mississippi.  The purchase was closed on October 1, 2012, for a price of approximately $69.3 million exclusive of cash and working capital in the amount of $6.4 million and $2.9 million, respectively.  We entered into the First Lien Credit Agreement (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) on June 29, 2012 and the Second Lien Credit Agreement (“Second Lien Credit Agreement”) with ABC Funding, LLC, on October 1, 2012, as discussed in Note 4 to our consolidated financial statements, and we used the debt to fund the Silver Slipper Casino purchase price.

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. In August 2011, the property was renamed Rising Star Casino Resort.

 In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which was approved by the National Indian Gaming Commission as a management contract, to advise on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities which in aggregate have approximately 1,200 slot machines, 18 tables games (including poker) and a simulcast area. Our management and related agreements with Buffalo Thunder Casino and Resort became effective on September 23, 2011 and terminates on September 23, 2014. The management agreement will not be renewed after that date.

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

Key Performance Indicators

We use several key performance indicators to evaluate the operations of our properties. These key performance indicators include the following:

Gaming revenue indicators:

Slot coin-in is the gross dollar amount wagered in slot machines and table game drop is the total amount of cash deposited in table games drop boxes, plus the sum of markers issued at all table games. Slot coin-in and table game drop are indicators of volume and/or market share.

Slot win and table game hold means the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot coin-in and table game drop to gaming wins and losses.

Room revenue indicators:

Hotel occupancy rate is an indicator of volume measuring the utilization of our available rooms; average daily rate ("ADR") is a price indicator; and hotel revenue per available room (“RevPAR”) is an indicator of operating margin. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR.

Results of Continuing Operations

For purposes of our discussion, references to (i) Midwest segment refers to Rising Star Casino Resort, (ii) Gulf Coast segment refers to Silver Slipper Casino and (iii) Northern Nevada segment refers to Grand Lodge Casino and Stockman’s Casino.

Indiana gaming tax legislation was recently passed, which allows a portion of the free play to be tax-free, resulting in a savings of $0.2 million for the three months ended March 31, 2014, for the Rising Star Casino Resort.  In addition, as part of the legislation, if Rising Star Casino Resort’s gross gaming revenues are less than $75.0 million during the State of Indiana’s fiscal year ended June 30, 2014, we will be entitled to additional tax relief of $2.5 million per year, beginning on July 1, 2014.

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Revenues

The $8.7 million, or 22%, decrease in total revenues for the three months ended March 31, 2014 primarily consisted of the following changes by revenue type: an $8.3 million, or 23%, decrease in casino revenues, a $0.2 million, or 8%, decrease in food and beverage revenues, and a $0.2 million, or 16%, decrease in all other revenues. The decrease in total revenues was primarily due to decreases in casino revenues, as discussed below, by property. Total slot revenues accounted for approximately 87% of casino revenues in 2014 and 85% of casino revenues in 2013. The decrease in food and beverage and other revenues was primarily due to decreased revenues at the Rising Star Casino Resort, as discussed below.

The $8.7 million decrease in total revenues was principally related to a $6.4 million, or 32%, decrease in our Midwest segment revenues primarily as a result of increased competition and adverse weather conditions, a $1.4 million, or 10%, decrease in our Gulf Coast segment revenues primarily due to adverse weather conditions and a $0.9 million, or 18%, decrease in our Northern Nevada segment revenues due to poor ski conditions in the Lake Tahoe area and continuing economic weakness.

The $6.4 million decrease in our Midwest segment revenues was mainly the result of lower casino revenues at the Rising Star Casino Resort, which decreased $6.0 million, or 33%, as well as a $0.2 million, or 81%, decrease in other revenues and a $0.1 million, or 17%, decrease in food and beverage revenues. The decrease was primarily a result of increased competition due to the opening of an Ohio racino in December 2013, a new casino in Cincinnati, Ohio, which opened in March 2013, coupled with adverse weather conditions in the Midwest that affected the entire Indiana/Ohio market. Rising Star’s slot coin-in in 2014 was 32% below the prior year period and table drop was down 30% compared to the prior year period. The win percentages for slots were consistent with the win percentages in the prior year, whereas the table hold decreased slightly over the prior year period.

The $1.4 million decrease in our Gulf Coast segment revenues was the result of lower casino revenues at the Silver Slipper Casino, primarily as a result of adverse weather conditions. Silver Slipper’s slot coin-in in 2014 was 12% below the prior year period and table drop was down slightly compared to the prior year period, although the win and hold percentages for slots and table games increased 1% and 12%, respectively, over the prior year period.

The $0.9 million decrease in our Northern Nevada segment revenues was the result of $0.8 million, or 23% lower revenues at the Grand Lodge Casino and $0.1 million, or 7%, lower revenues at the Stockman’s Casino due to lower casino revenues.  The lower casino revenues at the Grand Lodge Casino was primarily a result of lower volume due to poor ski conditions which provided little draw from the excellent weather of our feeder markets in central California. Slot coin-in and win percentage for the Grand Lodge Casino were both down in 2014, 8% and 11%, respectively, as compared to the prior year period. The lower casino revenues at the Stockman’s Casino were primarily a result of lower volume due to continuing economic weakness. Stockman’s slot coin-in in 2014 was 12% below the prior year period, although the win percentage for slots increased 4% over the prior year period.

The Rising Star Casino Resort’s hotel revenue for the year ended March 31, 2014 was $0.1 million, relatively comparable to the hotel revenue for the prior year period. The Rising Star Casino Resort had a hotel occupancy rate of 70%, an ADR of $70 and RevPAR of $49, for the three months ended March 31, 2014, as compared to a hotel occupancy rate of 94%, an ADR of $66 and RevPAR of $62, for the three months ended March 31, 2013. The Rising Star Casino Resort’s hotel occupancy consisted of approximately 89% of complimentary room sales for the three months ended March 31, 2014, as compared to approximately 92% of complimentary room sales for the three months ended March 31, 2013. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR, although complimentary room sales are excluded from hotel revenues in our consolidated statements of operations.

Operating Costs and Expenses

For the three months ended March 31, 2014, total operating costs and expenses decreased $5.5 million, or 15%, as compared to 2013, as a result of a $3.6 million, or 20%, decrease in casino expenses, a $1.6 million, or 13%, decrease in selling, general and administrative expenses and a $0.5 million, or 43%, decrease in other operation expenses, offset by a $0.2 million, or 11%, increase in depreciation and amortization expense.

The decrease in operating costs was primarily due to a $4.2 million, or 24%, decrease in our Midwest segment operating costs, a $0.6 million, or 32%, decrease in our corporate operating costs, a $0.6 million, or 5%, decrease in our Gulf Cost segment operating costs and a $0.1 million, or 3%, decrease in our Northern Nevada segment operating costs.  Operating costs decreased $0.6 million in our corporate segment primarily due to a $0.6 million, or 33%, decrease in selling, general and administrative expenses, as explained below. The $0.1 million decrease in our Northern Nevada segment operating costs was predominantly attributable to the $0.1 million, or 2%, decrease in operating costs driven by lower gaming taxes and complimentary expenses at the Grand Lodge Casino.

The $4.2 million decrease in our Midwest segment operating expenses was the result of cost containment measures and a decrease in business volume. The decrease in Midwest segment operating costs were spread between expense categories with $3.2 million, or 31%, in lower casino expenses, $0.5 million, or 12%, in lower selling, general and administrative expenses (as explained below), and $0.5 million, or 44%, in lower other expenses.  Rising Star Casino Resort’s casino expenses decreased $3.2 million over the prior year, largely due to a $2.7 million, or 51%, decrease in gaming taxes. Gaming taxes were lower for the three months ended March 31, 2014 due to lower taxable gaming revenues, an adjustment to the estimated effective state gaming tax rate due to lower taxable gaming revenues based on graduated Indiana gaming tax rates, and partially attributable to new Indiana gaming tax legislation, which allows a portion of the free play to be tax-free resulting in a savings of $0.2 million for the three months ended March 31, 2014.

The $0.6 million decrease in Gulf Coast segment operating costs were spread between expense categories with $0.5 million, or 10%, decrease in selling, general and administrative expenses (as explained below) and a $0.3 million, or 5%, decrease in casino expense. Silver Slipper Casino’s casino expenses decreased $0.3 million over the prior year, largely due to a $0.2 million, or 10%, decrease in gaming taxes. Gaming taxes were lower for the three months ended March 31, 2014 due to lower taxable gaming revenues.

Project Development and Acquisition Costs

 For the three months ended March 31, 2014, project development costs increased $0.01 million, or 28%, as compared to 2013, mainly as a result of Fitz Tunica Casino & Hotel acquisition costs incurred in the current year period, as discussed in Note 8 to our consolidated financial statements. Project development and acquisition costs are allocated to our development/management segment.

Selling, General and Administrative Expense

For the three months ended March 31, 2014, selling, general and administrative expenses decreased $1.6 million, or 13%, as compared to 2013. Selling, general and administrative expenses decreased $0.6 million, or 33%, in our corporate segment, $0.5 million, or 12%, in our Midwest segment and $0.5 million, or 10%, in our Gulf Coast segment. The $0.6 million decrease in our corporate segment selling, general and administrative expenses was largely due to a $0.4 million, or 35%, reduction in payroll and related costs.

The $0.5 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star Casino Resort’s cost control initiatives which resulted in $0.3 million, or 14%, lower payroll and other employee related expenses and a $0.2 million, or 40%, decline in marketing expenses.  The $0.5 million decrease in our Gulf Coast segment’s selling, general and administrative expenses was due to Silver Slipper Casino’s cost control initiatives which resulted in $0.4 million, or 21%, lower payroll and other related expenses and $0.1 million, or 11%, lower marketing expenses.

Other (Expense) Income

For the three months ended March 31, 2014, we incurred $1.5 million in interest expense related to our First Lien Credit Agreement and Second Lien Credit Agreement, whose proceeds were used to purchase Silver Slipper Casino, as compared to $1.9 million of interest expense in the prior year period.  The $0.4 million, or 20%, decrease in interest expense was primarily due to $11.3 million in payments of long-term debt since March 31, 2013, as well as the 1% reduction in the First Lien Credit Agreement term loan interest rate, due to the First Lien Amendment, as discussed in Note 4.  In 2014, we capitalized $0.08 million in interest related to the construction of the Silver Slipper Casino Hotel, as discussed in Note 8 to the consolidated financial statements. These other expense items are allocated to our corporate operations segment.

Income Taxes

The estimated effective tax rate for the three months ended March 31, 2014 was approximately 33% compared to 53% for the same period in 2013. An annual effective tax rate cannot be reasonably estimated for 2014 because small changes in projected pretax book income amounts create large differences in the rate. The effective tax rate of approximately 33% was calculated based on the three months of activity ended March 31, 2014 compared to 53% for the same period in 2013. The lower tax rate in 2014 is primarily a function of pre-tax book loss of $1.6 million for the three months ended March 31, 2014 compared to pre-tax book income of $1.2 million for the three months ended March 31, 2013. The quarterly tax rate in 2014 is a combination of a tax benefit related to the pre-tax book loss as well as a tax expense as a result of the non-deductibility of gaming taxes in calculating state tax, which typically causes state tax expense to be higher than the statutory rate. There is no valuation allowance on the net deferred tax asset of $1.3 million as of March 31, 2014, as we believe the deferred tax assets are fully realizable.

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

Silver Slipper Casino, Rising Star Casino Resort, Grand Lodge Casino and Stockman’s Casino operations, along with the Buffalo Thunder Casino and Resort management agreement, are currently our primary sources of income and operating cash flow. The Pueblo of Pojoaque notified us that it would not renew the management agreement ending in September 2014. The Buffalo Thunder management agreement generated $0.5 million in management income for both the three months ended March 31, 2014 and 2013. There can be no assurance that the Grand Lodge Casino lease ending in August 2018 will be extended beyond its current terms.

On a consolidated basis, cash provided by operations in the first quarter of 2014 was $1.8 million. Cash of $4.0 million was used in investing activities, largely due to the escrow purchase deposit of $1.75 million for the Fitz Tunica Casino & Hotel and $2.0 million in property and equipment at our various properties, including $1.3 million in construction costs for the Silver Slipper Casino Hotel. Cash of $1.8 million was provided by financing activities primarily related to the $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, less $0.2 million in repayment of our long term capital lease obligation.

As of March 31, 2014, we had approximately $14.5 million in cash and equivalents. As a practice, we consistently prepaid our quarterly payments on the term loan under our First Lien Credit Agreement before the due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015.  The next scheduled principal payment on the term loan is due October 1, 2015.   On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, subject to the terms and restrictions of the First Lien Credit Agreement, and deposited $1.75 million into escrow related to the Interest Purchase Agreement for the potential purchase of the Fitz Tunica Casino & Hotel, as discussed in Note 8 to our consolidated financial statements.  We currently have $3.0 million undrawn on the revolving loan. The $2.0 million principal drawn on our revolving loan is due June 29, 2016.

Projects

We are currently under construction of a 142-room hotel at Silver Slipper Casino. Our future cash requirements include funding needs of approximately $4.1 million towards future construction costs for the Silver Slipper Casino Hotel. A total of $3.6 million in construction and financing costs have already been funded from available cash through the quarter ended March 31, 2014, for the Silver Slipper Casino Hotel. A total of $7.7 million will be funded from available cash. The Silver Slipper Casino Hotel is scheduled for completion in late 2014 or early 2015 and is budgeted to cost approximately $17.7 million. The progress on the Silver Slipper Casino Hotel has been slower than expected as we encountered adverse soil conditions and adverse weather conditions. In connection with the financing of the Silver Slipper Casino Hotel, on August 26, 2013, we entered into a First Amendment to the First Lien Credit Agreement (“First Lien Amendment”) and an Amendment No. 1 to the Second Lien Credit Agreement (“Second Lien Amendment”) which amended certain provisions of these agreements.  The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016.  We intend to finance $10.0 million of the construction cost of the Silver Slipper Casino Hotel with the proceeds of the increase in the term loan under our First Lien Credit Agreement as described in Note 4 to the consolidated financial statements, which remains undrawn but subject to covenants and other terms of the First Lien Credit Agreement.  Capital One and ABC Funding, LLC are collectively referred to as our (“Creditors).  At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements.  We received waivers for compliance with these ratios at March 31, 2014 from our Creditors.  If we are not in compliance with our covenants at June 30, 2014, and we are not able to renegotiate the terms of our First Lien and Second Lien Credit Agreements, we may be prevented from drawing against the $10.0 million term loan.  There can be no assurances that we will be in compliance with our covenants at June 30, 2014 or periods subsequent.  The term loan is needed to complete construction of the $17.7 million Silver Slipper Casino Hotel.

We believe the Silver Slipper Casino Hotel is a much-needed amenity which will allow guests to extend their visits and enjoy more of what Silver Slipper Casino has to offer and favorably impact customer loyalty and revenues.

In October 2011, the Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation, and Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our Rising Star Casino Resort.  Construction commenced in December 2012, and the new hotel tower at Rising Star Casino Resort opened November 15, 2013.  We believe that the added hotel room inventory in proximity to our casino facility will favorably impact revenues and visitor counts.

On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) which commenced on November 15, 2013 and provides us with full management control and an option to purchase the new hotel tower at Rising Star Casino Resort at the end of the lease term.  We have recorded the capital lease obligation and hotel assets in our financial statements.  On November 15, 2013, we began operating the new hotel tower at Rising Star Casino Resort. The Rising Star Hotel Agreement provides that we, as the lessee, assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations.  The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the landlord having a right to sell the hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $0.08 million, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

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

On March 21, 2014, we entered into a definitive agreement with The Majestic Star Casino LLC ("Majestic Star") to acquire all of the outstanding membership interests of the entity operating Fitz Tunica Casino & Hotel ("Majestic Mississippi, LLC"), located in Tunica, Mississippi, for a purchase price of $62.0 million. The closing of the agreement is subject to the completion of financing, licensing, and other customary conditions. On May 7, 2014 we informed Majestic Star of our financing efforts and our belief that we will not likely be successful in obtaining financing for the purchase of Majestic Mississippi, LLC. As a result, we have requested Majestic Star to consider termination of the agreement.

We, together with Keeneland Association, Inc., are currently pursuing potential gaming opportunities in Kentucky, including the installation of instant racing machines at racetrack properties.  The installation of instant racing machines at racetrack properties in Kentucky has been challenged by opponents of the instant racing machines who filed an action alleging that the machines are unlawful gambling.  The Kentucky Court of Appeals had vacated the lower court’s decision that had upheld regulations adopted by the Kentucky Horse Racing Commission authorizing the use of instant racing machines by race tracks in Kentucky, and the Kentucky Horse Racing Commission and others, including Keeneland Association, Inc., appealed the vacation of the lower court’s decision to the Kentucky Supreme Court.  On February 20, 2014, the Kentucky Supreme Court held, among other matters, that the Kentucky Horse Racing Commission acted in its regulatory authority when it licensed the operation of pari-mutuel wagering on instant racing, also known as historical horse racing, but remanded the matter to the Circuit Court to determine if instant racing constitutes a pari-mutuel form of wagering authorized by Kentucky law.

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

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement.  As of March 31, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, for both our term loan and revolving loan, based on the 1.0% minimum, plus a 3.75% margin. We pay interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum. Under the default provisions of both the First and Second Lien Credit Agreements, we may be subject to increased interest rates of an additional 2.0% per annum.

The First Lien Credit Agreement and Second Lien Credit Agreement contain customary negative covenants, including, but not limited to, restrictions on our ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business.  The First Lien Credit Agreement and Second Lien Credit Agreement require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained as set forth in the agreements. The First Lien Credit Agreement and Second Lien Credit Agreement define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for taxes  (iii) depreciation and amortization and further adjusted to eliminate the impact of certain items that are not indicative of ongoing operating performance such as: (iv) acquisition costs, (v) non-cash stock compensation, (vi) loss on derivatives and debt, (vii) gain on sale of joint venture, (viii) impairment loss, and (ix) certain severance costs.

On August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016.  Also, certain financial ratio covenants were revised under the First Lien Credit Agreement and Second Lien Credit Agreement to accommodate the additional extension of credit under the First Lien Credit Agreement and our capital lease agreement related to the new hotel tower at Rising Star Casino Resort, as discussed in Note 7 to the consolidated financial statements.  The $10.0 million increase to the term loan under our First Lien Credit Agreement remains undrawn, but subject to covenants and other terms of the First Lien Credit Agreement.

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

First Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
Initial funding date through and including December 31, 2014	4.00	x	2.75	x	1.10	x
January 1, 2015 through and including December 31, 2015	3.75	x	2.50	x	1.10	x
January 1, 2016 and thereafter	3.50	x	2.25	x	1.10	x

Second Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
Initial funding date through and including September 30, 2013	4.00	x	3.00	x	1.00	x
October 1, 2013 through and including September 30, 2014	3.75	x	2.75	x	1.00	x
October 1, 2014 and thereafter	3.50	x	2.50	x	1.00	x

We measure compliance with our covenants on a quarterly basis. At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements.  We received waivers for compliance with these ratios at March 31, 2014 from our Creditors. If we are not in compliance with our covenants at June 30, 2014, and we are not able to renegotiate the terms of our First Lien and Second Lien Credit Agreements, we may be prevented from drawing against the $10.0 million term loan.  There can be no assurances that we will be in compliance with our covenants at June 30, 2014 or periods subsequent.  The term loan is needed to complete construction of the $17.7 million Silver Slipper Casino Hotel. We have commenced construction of the Silver Slipper Casino Hotel, which is scheduled for completion in late 2014 or early 2015. The remaining $7.7 million of the construction cost has been, and is expected to be, funded from available cash.  As of March 31, 2014, we funded cash of $3.6 million in construction and financing costs for the Silver Slipper Casino Hotel and we anticipate funding an additional $4.1 million in cash before the end of 2014.

 The First Lien Credit Agreement and Second Lien Credit Agreement also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Agreement or Second Lien Credit Agreement or by law.  If a breach of covenants or other events of default occur in future quarters, we will seek modifications to covenants or a temporary waiver or waivers from the First Lien Credit Agreement and Second Lien Credit Agreement lenders. No assurance can be given that we will be successful in obtaining such modifications.

As a practice, we consistently prepaid our quarterly payments on the term loan under our First Lien Credit Agreement before the due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015.  The next scheduled principal payment on the term loan is due October 1, 2015.  The $2.0 million principal drawn on our revolving loan is due June 29, 2016.

We are required to make additional prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreements.

On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, subject to the terms and restrictions of the First Lien Credit Agreement, and deposited $1.75 million into escrow related to the Interest Purchase Agreement for the potential purchase of the Fitz Tunica Casino & Hotel, as discussed in Note 8 to our consolidated financial statements.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended  December 31, 2013. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2013. There has been no significant change in our critical accounting estimates or policies since the end of 2013.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting —There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

2.1
Interest Purchase Agreement by and among The Majestic Star Casino, LLC, Majestic Mississippi, LLC and Full House Resorts, Inc. dated as of March 21, 2014 (Incorporated by reference to Exhibit 2.1.1 to Full House’s Current Report on Form 8-k as filed with the SEC on March 24, 2014)

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

Date: May 13, 2014

	By:	/s/ DEBORAH J. PIERCE
Deborah J. Pierce
Chief Financial Officer
(on behalf of the Registrant and
as principal financial officer)

