Form 10-Q
period 2014-06-30
FULL HOUSE RESORTS INC
filed 2014-08-07
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 6, 2014, there were 18,876,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Casino	$29,719	$35,262	$58,702	$72,931
Food and beverage	5,285	5,935	10,309	11,975
Hotel	1,321	1,037	2,516	2,068
Management fees	300	333	793	810
Other operations	1,039	1,199	1,650	1,984
Gross revenues	37,664	43,766	73,970	89,768
Less promotional allowances	(6,354)	(7,062)	(12,211)	(13,938)
Net revenues	31,310	36,704	61,759	75,830

Operating costs and expenses Casino	15,204	16,885	29,665	34,935
Food and beverage	2,223	1,985	4,322	4,060
Hotel	215	161	323	291
Other operations	732	1,347	1,463	2,620
Project development and acquisition costs	280	(4)	335	39
Selling, general and administrative	10,419	12,106	21,049	24,340
Depreciation and amortization	2,312	2,198	4,767	4,408
	31,385	34,678	61,924	70,693

Operating losses
Impairment loss	(11,547)	--	(11,547)	--
Operating (loss) income	(11,622)	2,026	(11,712)	5,137
Other expense
Interest expense	(1,571)	(1,883)	(3,088)	(3,768)
Other expense	(6)	(18)	(7)	(21)
Other expense, net	(1,577)	(1,901)	(3,095)	(3,789)
(Loss) income before income tax (benefit) expense	(13,199)	125	(14,807)	1,348
Income tax (benefit) expense	(4,708)	167	(5,234)	814
Net (loss) income	$(8,491)	$(42)	$(9,573)	$534

Net (loss) income per common share	$(0.45)	$0.00	$(0.51)	$0.03

Weighted-average number of common shares outstanding	18,873,748	18,732,748	18,872,214	18,727,325

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except shares)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$12,989	$14,936
Accounts receivable, net of allowance for doubtful accounts of $324 and $471	1,774	1,869
Prepaid expenses	5,897	6,288
Other	675	726
	21,335	23,819
Property and equipment, net of accumulated depreciation of $26,687 and $23,096	91,877	91,168

Other long-term assets
Goodwill	16,480	18,127
Intangible assets, net of accumulated amortization of $5,196 and $4,055	4,483	15,533
Long-term deposits	2,809	761
Loan fees, net of accumulated amortization of $3,052 and $2,327	2,836	3,558
Deferred tax asset	5,576	1,321
	32,184	39,300
	$145,396	$154,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,051	$2,661
Accrued player club points and progressive jackpots	1,748	1,999
Accrued payroll and related	2,795	3,276
Other accrued expenses	2,426	3,139
Deferred tax liability	66	66
Current portion of capital lease obligation	693	736
	10,779	11,877

Long-term debt, net of current portion	59,500	57,500
Deferred tax liability	113	113
Capital lease obligation, net of current portion	6,603	6,983
	76,995	76,473

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,233,276 and 20,107,276 shares issued	2	2
Additional paid-in capital	45,510	45,350
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	24,543	34,116
	68,401	77,814
	$145,396	$154,287

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands)

	Common stock		Additional paid-in	Treasury stock		Retained	Total stockholders’
Six months ended	Shares	Dollars	Capital	Shares	Dollars	earnings	Equity
June 30, 2014

Beginning balances	20,107	$2	$45,350	1,357	$(1,654)	$34,116	$77,814
Issuance of share-based compensation	126	--	9	--	--	--	9
Previously deferred share-based compensation recognized	--	--	151	--	--	--	151
Net loss	--	--	--	--	--	(9,573)	(9,573)

Ending balances	20,233	$2	$45,510	1,357	$(1,654)	$24,543	$68,401

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Six months ended June, 30,
	2014	2013

Cash flows from operating activities:

Net (loss) income	$(9,573)	$534
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment loss	11,547	--
Depreciation	3,626	3,141
Amortization of loan fees	725	983
Amortization of player loyalty program, land lease and water rights	1,141	1,267
Other	8	25
Deferred and share-based compensation	160	570
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	95	719
Prepaid expenses	390	465
Deferred tax	(4,255)
Other assets	51	527
Accounts payable and accrued expenses	(1,445)	(1,151)
Taxes payable	--	41
Net cash provided by operating activities	2,470	7,121
Cash flows from investing activities:
Purchase of property and equipment	(3,828)	(2,337)
Deposits and other related costs	(1,750)	--
Other	(413)	(96)
Net cash used in investing activities	(5,991)	(2,433)

Cash flows from financing activities:
Repayment of long term debt and capital lease obligation	(423)	(2,500)
Borrowings of long term debt	2,000	--
Other	(3)	(22)
Net cash provided by (used in) financing activities	1,574	(2,522)

Net (decrease) increase in cash and equivalents	(1,947)	2,166
Cash and equivalents, beginning of period	14,936	20,603
Cash and equivalents, end of period	$12,989	$22,769

	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,506	$2,778
Cash received from net loss carryback, net of cash paid of $0.01 million for income taxes in 2014 and cash received from income tax refund, net of cash paid of $.03 million for income taxes in 2013	$(1,915)	$(1,424)
Non-cash investing activities:
Accrued property and equipment capital expenditures	$941	$--

See notes to unaudited consolidated financial statements.
6

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 10, 2014, for the year ended December 31, 2013, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share.  The results of operations for the period ended June 30, 2014, are not necessarily indicative of results to be expected for the year ending December 31, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  The new guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is not permitted. This new guidance currently has no impact on our financial statements.

2.	SHARE-BASED COMPENSATION

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount.  The majority of the shares (600,000) vested on June 1, 2013.  The remaining shares had a three-year vesting schedule and 20,001 shares vested on June 1, 2012, 20,001 vested on June 1, 2013 and 19,998 vested on June 1, 2014. On January 15, 2013, 50,000 additional shares of restricted stock were issued, then valued at $3.22, with no discount. These shares will vest over three years, 16,667 vested on January 15, 2014, 16,667 will vest on January 15, 2015 and 16,666 on January 15, 2016. On January 1, 2014, 120,000 additional shares of restricted stock were issued, then valued at $2.78, with no discount. These shares will vest over two years, 60,000 on January 1, 2015 and 60,000 on January 1, 2016.

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

We recognized stock compensation expense of $0.1 million and $0.2 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Share-based compensation expense related to the amortization of the restricted stock issued was included in selling, general and administrative expense. At June 30, 2014 and December 31, 2013, we had deferred share-based compensation of $0.4 million and $0.2 million, respectively.

3.            GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino operations. In accordance with the authoritative guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We evaluate goodwill and indefinite-lived intangible assets utilizing the market approach and income approach applying the discounted cash flows in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (”ASC”) Topic 350, “Intangibles-Goodwill and Other.”

Goodwill was $14.7 million for Silver Slipper Casino and $1.8 million for Stockman’s Casino as of June 30, 2014. Goodwill was $14.7 million for Silver Slipper Casino, $1.6 million for Rising Star Casino Resort and $1.8 million for Stockman’s Casino as of December 31, 2013. Due to various factors, including weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in our Indiana market, we realized lower than expected operating results during the first and second quarters of 2014. We performed interim impairment assessments of goodwill and indefinite-lived intangible assets as of June 30, 2014. We evaluated goodwill and indefinite-lived intangible assets for all of the relevant properties and recognized a $1.6 million and $9.9 million impairment of Rising Star Casino Resort’s goodwill and gaming license, respectively.

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

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):

	June 30, 2014 (unaudited)
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,700)	$--	$--
Player Loyalty Program - Silver Slipper	3	5,900	(3,442)	--	2,458
Land Lease and Water Rights - Silver Slipper	46	1,420	(54)		1,366
Capital One Bank Loan Fees	3	4,890	(2,616)	--	2,274
ABC Funding, LLC Loan Fees	4	998	(436)	--	562

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	(9,900)	--
Gaming License-Mississippi	Indefinite	146	--	(26)	120
Gaming Licensing-Nevada	Indefinite	528	--	(29)	499
Trademark	Indefinite	40	--	--	40
		$25,522	$(8,248)	$(9,955)	$7,319
Other Intangible assets subtotal		$19,634	$(5,196)	$(9,955)	$4,483
Loan Fees subtotal		5,888	(3,052)	--	2,836
		$25,522	$(8,248)	$(9,955)	$7,319

	December 31, 2013
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,558)	$--	$142
Player Loyalty Program - Silver Slipper	3	5,900	(2,458)	--	3,442
Land Lease and Water Rights - Silver Slipper	46	1,420	(39)	--	1,381
Capital One Bank Loan Fees	3	4,887	(2,019)	--	2,868
ABC Funding, LLC Loan Fees	4	998	(308)	--	690

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	118	--	(13)	105
Gaming Licensing-Nevada	Indefinite	552	--	(29)	523
Trademark	Indefinite	40	--	--	40
		$25,515	$(6,382)	$(42)	$19,091

Other Intangible assets subtotal		$19,630	$(4,055)	$(42)	$15,533
Loan Fees subtotal		5,885	(2,327)	--	3,558
		$25,515	$(6,382)	$(42)	$19,091

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

The aggregate loan fee amortization was $0.4 million and $0.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Gaming Licenses

Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. As discussed above, at June 30, 2014, we evaluated indefinite-lived intangible assets and recognized a $9.9 million impairment of Rising Star Casino Resort’s gaming license. The other gaming license values are based on actual costs. Gaming licenses are not amortized as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.

Trademarks

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

Current Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives.  The aggregate amortization expense was $0.9 million and $1.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

4.           LONG-TERM DEBT

At June 30, 2014 and December 31, 2013, long-term debt consists of the following:

	2014	2013
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funded on October 1, 2012, maturing June 29, 2016, with variable interest as described in the sixth succeeding paragraph. (the average interest rate was 4.75% and 5.4% during the quarter ended June 30, 2014 and year ended December 31, 2013, respectively).	$37,500	$37,500
Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, interest rate is fixed at 13.25% per annum.	20,000	20,000
Revolving loan agreement, $2.0 million funded on March 24, 2014, maturing June 29, 2016, with variable interest as described in the sixth succeeding paragraph. (the average interest rate was 4.75% during the quarter ended June 30, 2014).	2,000	--
Less current portion	--	--
	$59,500	$57,500

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

On August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. Also, certain financial ratio covenants were revised under the First Lien Credit Agreement and Second Lien Credit Agreement to accommodate the additional extension of credit under the First Lien Credit Agreement and our capital lease agreement related to the new hotel tower at Rising Star Casino Resort as discussed in Note 7. The $10.0 million term loan under the First Lien Credit Agreement remains undrawn and subject to covenants and other terms of the First Lien Credit Agreement.

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

On July 18, 2014, we entered into the Second Amendment to First Lien Credit Agreement (“First Lien 2nd Amendment”) which amended certain provisions of the agreement, which became effective as of June 30, 2014. The First Lien 2nd Amendment modifications included revisions of certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan. The First Lien 2nd Amendment also extended the time period for draws against the $10.0 million term loan associated with the Silver Slipper Casino Hotel to March 31, 2015.

On July 18, 2014, we entered into the Second Amendment to Second Lien Credit Agreement (“Second Lien 2nd Amendment”), which amended certain provisions of the agreement. The Second Lien 2nd Amendment modifications included revisions of certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan and an increase in the interest rate by 1%, to 14.25% for the remainder of the term of the loan.

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement. As of June 30, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, for both our term loan and revolving loan, based on the 1.0% minimum, plus a 3.75% margin.  We pay interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum, through July 18, 2014 and 14.25% thereafter.

The First Lien Credit Agreement and Second Lien Credit Agreement contain customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business.  The First Lien Credit Agreement and Second Lien Credit Agreement require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio all of which measure Adjusted EBITDA (as defined in the agreements and amendments) against outstanding debt and fixed charges (as defined in the agreements and amendments). A capital expenditure ratio must also be maintained as set forth in the agreements. The First Lien Credit Agreement and Second Lien Credit Agreement, as amended, define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for taxes  (iii) depreciation and amortization; and further adjusted to eliminate the impact of certain items that are not indicative of ongoing operating performance such as: (iv) extraordinary losses including non-cash impairment charges, (v) stock compensation expense, (vi) certain acquisition costs, (vii) certain registration costs (viii) a pro forma credit for the Indiana gaming tax reductions, less extraordinary gains and any joint venture net income.

We measure compliance with our covenants on a quarterly basis. We were not in compliance with the total leverage ratios and first lien leverage ratios at March 31, 2014 on the First or Second Lien Credit Agreements, however, compliance with these covenants was waived by the Creditors at March 31, 2014. We successfully renegotiated our defined terms and maximum leverage ratios in the amendments to our First and Second Lien Credit Agreements, as discussed above, and we were in compliance with these covenants at June 30, 2014.

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

We are required to make additional prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments.  Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreement.

5.            DERIVATIVE INSTRUMENTS – INTEREST RATE CAP AGREEMENT

Currently, we are subject to interest rate risk under our Capital One First Lien Credit Agreement.  In November 2012, in accordance with the terms of the First Lien Credit Agreement, we entered into a prepaid interest rate cap agreement with Capital One for a notional amount of $15.0 million at a LIBOR cap rate of 1.5%. The agreement was effective November 2, 2012 and terminates on October 1, 2014. Any future settlements resulting from the interest rate cap will be recognized in interest expense during the period in which the change occurs.

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

Silver Slipper Casino entered into the Land Lease in November 2004 as amended in March 2009, September 2012 and February 2013, which includes approximately 31 acres of protected marsh land as well as a seven-acre casino parcel, on which the Silver Slipper Casino was subsequently built.  In December 2010, Silver Slipper Casino entered into a lease agreement with Cure Land Company, LLC for approximately five acres of land occupied by the Silver Slipper Casino gaming office and warehouse space through November 30, 2020. On January 31, 2012, Silver Slipper Casino entered into a lease agreement with Chelsea Company, LLC for a small parcel of land which is currently being used for directional signage, through December 31, 2019. On January 11, 2013, Silver Slipper Casino terminated a previous restaurant lease agreement with Diamondhead Country Club & Property Owners Association (“DCCPOA”) and entered into a contract to purchase services to be provided by DCCPOA related to its golf and country club through December 31, 2019.

Land Lease buyout. The Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”), as well as an exclusive option to purchase a four-acre portion of the leased land (“4 Acre Parcel Purchase Option”), which may be exercised at any time in conjunction with a hotel development during the term of the Land Lease for $2.0 million. On February 26, 2013, Silver Slipper Casino entered into a third amendment to the Land Lease which amended the term and Purchase Option provisions. The term of the Land Lease was extended to April 30, 2058, and the Purchase Option was extended through October 1, 2027 and may only be exercised after February 26, 2019. If there is no change in ownership, the purchase price will be $15.5 million, less $2.0 million if the 4 Acre Parcel Purchase Option has been previously exercised, plus a retained interest in Silver Slipper Casino operations of 3% of net income. In the event that we sell or transfer substantially all of the assets of our ownership in Silver Slipper Casino, then the purchase price will increase to $17.0 million.

The total rent expense for all operating leases was $0.7 million for each of the three months ended June 30, 2014 and June 30, 2013, and $1.4 million for each of the six months ended June 30, 2014 and June 30, 2013.

7.            CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. In October 2011, Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation, and Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our Rising Star Casino Resort.  Construction commenced in December 2012, and the new hotel tower at Rising Star Casino Resort opened November 15, 2013.  The added hotel room inventory in proximity to our casino facility has favorably impacted revenues and visitor counts.

On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) which commenced on November 15, 2013 and provides us with full management control and an option to purchase the new hotel tower at Rising Star Casino Resort at the end of the lease term. We have recorded the capital lease obligation and hotel assets in our financial statements. On November 15, 2013 we began operating the new hotel tower at Rising Star Casino Resort. The Rising Star Hotel Agreement provides that we, as the lessee, assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the landlord having a right to sell the hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $80,000, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

The current portion of our capital lease obligation is $0.7 million, which represents the minimum lease payments, less interest, to be paid over the next year. The capital lease obligation, net of current portion is $6.6 million.

8.            COMMITMENTS AND CONTINGENCIES

Fitz Tunica Casino & Hotel

On March 21, 2014, we entered into a definitive agreement with The Majestic Star Casino LLC (“Majestic Star”) to acquire all of the outstanding membership interests of the entity operating Fitz Tunica Casino & Hotel (“Majestic Mississippi, LLC”), located in Tunica, Mississippi, for a purchase price of $62.0 million. On May 7, 2014 we informed Majestic Star of our financing efforts and our belief that we will not likely be successful in obtaining financing for the purchase of Majestic Mississippi, LLC. On June 23, 2014, we terminated the Interest Purchase Agreement (“Agreement”) on the basis of mutual agreement, or in the alternative, inability to obtain financing for the purchase. The termination became effective immediately. On June 25, 2014, Majestic Star notified us that it believes that the Agreement remains in effect and disputes its termination. Additionally, Majestic Star has disputed the release of the $1.75 million held in escrow, pursuant to the terms of the Agreement, to us. On July 28, 2014 Majestic Star notified us that the Agreement is terminated pursuant to Section 8.1(c) (breach of representation or warranty) or 8.1(d) (failure to obtain a gaming license) and has demanded the release of the escrowed funds to Majestic Star. At this time, no lawsuit has been filed relating to the termination of the Agreement.

Silver Slipper Casino Hotel Construction

On August 26, 2013, the Silver Slipper Casino entered into an agreement with WHD Silver Slipper, LLC related to construction of the six-story, 142-room Silver Slipper Casino Hotel (the “Construction Agreement”) being built between the south side of the casino and the waterfront, with rooms featuring views of the bay. Our future cash requirements include funding needs of approximately $3.1 million towards future construction costs and a total of $4.6 million in construction and financing costs have already been funded from available cash through the quarter ended June 30, 2014. A total of $7.7 million will be funded from available cash. The Silver Slipper Casino Hotel is scheduled for completion in early 2015 and is budgeted to cost approximately $17.7 million. The progress on the Silver Slipper Casino Hotel has been slower than expected as we encountered adverse soil and weather conditions. In connection with the financing of the Silver Slipper Casino Hotel, on August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. We intend to finance $10.0 million of the construction cost of the Silver Slipper Casino Hotel with the proceeds of the increase in the term loan under our First Lien Credit Agreement. The $10.0 million term loan under the First Lien Credit Agreement remains undrawn and subject to covenants and other terms of the First Lien Credit Agreement. Capital One and ABC Funding, LLC are collectively referred to as our (“Creditors”). At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements, although we received waivers for compliance with these ratios at March 31, 2014 from our Creditors. We successfully renegotiated amended terms to our First and Second Lien Credit Agreements, as discussed in Note 4, and we were in compliance with our covenants at June 30, 2014. In 2014, we capitalized $0.1 million in interest related to the construction of the Silver Slipper Casino Hotel.

Keeneland Association, Inc.

We, together with Keeneland Association, Inc., (“Keeneland”), are currently pursuing potential gaming opportunities in Kentucky, including the installation of instant racing machines at racetrack properties. The installation of instant racing machines at racetrack properties in Kentucky has been challenged by opponents of the instant racing machines who filed an action alleging that the machines are unlawful gambling. The Kentucky Court of Appeals had vacated the lower court’s decision that had upheld regulations adopted by the Kentucky Horse Racing Commission authorizing the use of instant racing machines by race tracks in Kentucky, and the Kentucky Horse Racing Commission and others, including Keeneland, appealed the vacation of the lower court’s decision to the Kentucky Supreme Court. On February 20, 2014, the Kentucky Supreme Court held, among other matters, that the Kentucky Horse Racing Commission acted in its regulatory authority when it licensed the operation of pari-mutuel wagering on instant racing, also known as historical horse racing, but remanded the matter to the Circuit Court to determine if instant racing constitutes a pari-mutuel form of wagering authorized by Kentucky law.

On February 26, 2014, we entered into an exclusivity agreement (“Exclusivity Agreement”) with Keeneland to own, manage, and operate instant racing and, if authorized, traditional casino gaming at race tracks in Kentucky, subject to completion of definitive documents for each opportunity. On June 12, 2014, we executed an amendment to the Exclusivity Agreement, The exclusivity amendment extended the term until June 30, 2019. In addition, we and Keeneland have a letter of intent that provides for an exclusive option to purchase the Thunder Ridge Raceway in Prestonsburg, Kentucky. The purchase will be subject to the completion of definitive documentation and to the approval of the Kentucky Horse Racing Commission, including the approval to transfer the racing license to a to-be-constructed quarter horse racetrack near Corbin, Kentucky to be owned 75% by us and 25% by Keeneland.

Other items

We are party to a number of pending legal proceedings which occurred in the normal course of business. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

9.            SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three and six months ended June 30, 2014 and 2013. The casino operation segments include the Silver Slipper Casino’s operation in Bay St. Louis, Mississippi, Rising Star Casino Resort’s operation in Rising Sun, Indiana, the Grand Lodge Casino’s operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. References to (i) Midwest segment refers to Rising Star Casino Resort, (ii) Gulf Coast segment refers to Silver Slipper Casino and (iii) Northern Nevada segment refers to Grand Lodge Casino and Stockman’s Casino. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque for their gaming operations including the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico. The Corporate segment includes our general and administrative expenses.

 Selected statement of operations data for the three months ended June 30 (in thousands):

2014
	Casino Operations

	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Net revenues	$5,022	$13,541	$12,447	$300	$--	$31,310
Selling, general and administrative expense	1,357	3,813	4,076	--	1,173	10,419
Depreciation and amortization	213	692	1,403	--	4	2,312
Impairment loss	--	(11,547)	--	--	--	(11,547)
Operating income (loss)	805	(11,991)	721	20	(1,177)	(11,622)
Net income (loss)	532	(7,796)	470	85	(1,782)	(8,491)

18

2013
	Casino Operations

	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Net revenues	$5,203	$17,798	$13,370	$333	$--	$36,704
Selling, general and administrative expense	1,513	4,369	4,689	--	1,535	12,106
Depreciation and amortization	177	726	1,292	--	3	2,198
Operating income (loss)	948	1,044	1,235	336	(1,537)	2,026
Net income (loss)	626	672	800	116	(2,256)	(42)

Selected statement of operations data for the six months ended June 30 (in thousands):

2014
	Casino Operations

	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Net revenues	$9,409	$26,789	$24,768	$793	$--	$61,759
Selling, general and administrative expense	2,805	7,697	8,202	--	2,345	21,049
Depreciation and amortization	430	1,539	2,789	--	9	4,767
Impairment loss	--	(11,547)	--	--	--	(11,547)
Operating income (loss)	953	(12,241)	1,472	458	(2,354)	(11,712)
Net income (loss)	629	(8,044)	965	405	(3,528)	(9,573)

19

2013
	Casino Operations

	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Net revenues	$10,528	$37,412	$27,080	$810	$--	$75,830
Selling, general and administrative expense	2,997	8,774	9,295	--	3,274	24,340
Depreciation and amortization	357	1,473	2,573	--	5	4,408
Operating income (loss)	1,908	2,999	2,737	771	(3,278)	5,137
Net income (loss)	1,260	1,637	1,790	497	(4,650)	534

Selected balance sheet data as of June 30, 2014 and December 31, 2013 (in thousands):

2014
	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$12,938	$42,508	$72,681	$59	$17,210	$145,396
Property and equipment, net	7,005	35,162	49,668	--	42	91,877
Goodwill	1,809	--	14,671	--	--	16,480
Liabilities	1,943	11,351	3,326	--	60,375	76,995

2013
	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$13,838	$55,523	$71,662	$59	$13,205	$154,287
Property and equipment, net	7,352	36,427	47,338	--	51	91,168
Goodwill	1,809	1,647	14,671	--	--	18,127
Liabilities	2,056	12,718	3,559	--	58,140	76,473

Item 2.   Management‘s Discussion and Analysis of Financial Condition and Results of Operations

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

Slot win and table game hold is the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot coin-in and table game drop to gaming wins and losses.

Room revenue indicators:

Hotel occupancy rate is an indicator of volume measuring the utilization of our available rooms; average daily rate (“ADR”) is a price indicator; and hotel revenue per available room (“RevPAR”) is an indicator of operating margin. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR.

Results of Continuing Operations

For purposes of our discussion, references to (i) Midwest segment refers to Rising Star Casino Resort, (ii) Gulf Coast segment refers to Silver Slipper Casino and (iii) Northern Nevada segment refers to Grand Lodge Casino and Stockman’s Casino.

Indiana gaming tax legislation was recently passed, which allows a portion of the free play to be tax-free, resulting in a savings of $0.2 million for the three months ended June 30, 2014, and $0.4 million for the six months ended June 30, 2014, for the Rising Star Casino Resort. In addition, as part of the legislation, since Rising Star Casino Resort’s gross gaming revenues are less than $75.0 million during the State of Indiana’s fiscal year ended June 30, 2014, we began receiving additional tax relief of approximately $2.5 million per year, beginning on July 1, 2014.

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

Net Revenues

The $5.4 million, or 15%, decrease in net revenues for the three months ended June 30, 2014 primarily consisted of the following changes by revenue type: a $5.5 million, or 16%, decrease in casino revenues, a $0.6 million, or 11%, decrease in food and beverage revenues, and a $0.2 million, or 13%, decrease in other revenues, offset by a $0.3 million, or 27%, increase in hotel revenues and a $0.7 million, or 10%, decrease in promotional allowances.

The $5.4 million decrease in net revenues was principally related to a $4.3 million, or 24%, decrease in our Midwest segment net revenues primarily as a result of increased competition and lower than expected market growth, along with a $0.9 million, or 7%, decrease in our Gulf Coast segment net revenues which reflects continuing economic weakness in the region.

The $4.3 million decrease in our Midwest segment net revenues was mainly the result of lower gross casino revenues at the Rising Star Casino Resort, which decreased $4.6 million, or 25% primarily a result of increased competition due to the opening of two Ohio racinos in December 2013 and May 2014, a new casino in Cincinnati, Ohio, which opened in March 2013, and continued pressure from other Ohio casinos. Rising Star Casino Resort’s slot coin-in for the quarter was 25% below the prior year period and table drop was down 22% compared to the prior year period. The win percentage for slots for the quarter was comparable to the win percentage in the prior year period, although the table hold was 19%, compared to 18% in the prior year period. Food and beverage revenues decreased by $0.6 million, or 23%, due to decreased customer visitation. These reductions in revenue were partially offset by a $0.3 million, or 27%, increase in hotel revenues, due to the addition of the new rooms and a $0.7 million, or 16%, decrease in promotional allowances.

The Rising Star Casino Resort’s gross hotel revenue for the quarter ended June 30, 2014 was $1.3 million, an increase of $0.3 million over the prior year period, primarily due to the increase in available rooms related to the new Rising Star Hotel tower, which increased total available room nights for the period from 16,674 to 26,000. The Rising Star Casino Resort sold 20,081 room nights in the quarter and had a hotel occupancy rate of 77%, an ADR of $65 and RevPAR of $50, for the three months ended June 30, 2014, as compared to room sales of 15,872 room nights, a hotel occupancy rate of 95%, an ADR of $63 and RevPAR of $60, for the three months ended June 30, 2013. The Rising Star Casino Resort’s hotel occupancy consisted of approximately 82% of complimentary room sales for the three months ended June 30, 2014, as compared to approximately 90% of complimentary room sales for the three months ended June 30, 2013. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR, although complimentary room sales are excluded from net revenues in our consolidated statements of operations.

The $0.9 million decrease in our Gulf Coast segment revenues was the result of lower casino revenues at the Silver Slipper Casino, primarily as a result of continuing economic weakness in the region. Silver Slipper Casino’s slot coin-in in 2014 was 8% below the prior year period, although table drop was up slightly compared to the prior year period. The win percentage for slots for the quarter was comparable to the win percentage in the prior year period, although the table hold percentage was 1% lower than the hold percentage in the prior year period.

A $0.2 million decrease in our Northern Nevada segment revenues was the result of $0.2 million, or 10% lower net revenues at the Stockman’s Casino due largely to lower casino revenues as a result of lower volume due to continuing economic weakness. Stockman’s Casino’s slot coin-in in the second quarter was 6% below the prior year period, although the hold percentage for slots remained steady over the prior year period.

 Operating Costs and Expenses

For the three months ended June 30, 2014, total operating costs and expenses decreased $3.3 million, or 9%, as compared to 2013, as a result of a $1.7 million, or 10%, decrease in casino expenses, a $1.7 million, or 14%, decrease in selling, general and administrative expenses and a $0.6 million, or 46%, decrease in other operation expenses, offset by a $0.3 million increase in project development costs, a $0.2 million increase, or 12%, increase in food and beverage expenses and $0.1 million increase, or 5%, in depreciation and amortization expense.

The decrease in operating costs was primarily due to a $2.8 million, or 17%, decrease in our Midwest segment operating costs, a $0.4 million, or 23%, decrease in corporate operating costs, a $0.4 million, or 3%, decrease in our Gulf Cost segment operating costs, offset by a $0.3 million increase in our project development costs, as explained below.

The $2.8 million decrease in our Midwest segment operating expenses was the result of cost containment measures and a decrease in business volume. The decrease in Midwest segment operating costs were spread among expense categories with the largest decrease of $1.8 million, or 19%, in lower casino expenses, largely due to a $1.2 million, or 29%, decrease in gaming taxes. Gaming taxes were lower for the three months ended June 30, 2014 due to lower taxable gaming revenues.

Project Development and Acquisition Costs

For the three months ended June 30, 2014, project development costs increased $0.3 million as compared to 2013, as a result of costs related to the proposed acquisition of Fitz Tunica Casino & Hotel incurred in the current year period. Project development and acquisition costs are allocated to our development/management segment.

Selling, General and Administrative Expense

For the three months ended June 30, 2014, selling, general and administrative expenses decreased $1.7 million, or 14%, as compared to 2013. Selling, general and administrative expenses decreased $0.6 million, or 13%, in our Midwest segment, $0.6 million, or 13%, in our Gulf Coast segment, $0.4 million, or 24%, in our corporate segment and $0.2 million, or 10%, in our Northern Nevada segment. The $0.4 million decrease in our corporate segment selling, general and administrative expenses was largely due to a $0.3 million, or 83%, reduction in stock and incentive compensation costs.

The $0.6 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star Casino Resort’s cost control initiatives which resulted in $0.2 million, or 10%, lower payroll and other employee related expenses and a $0.3 million, or 44%, decline in marketing expenses. The $0.6 million decrease in our Gulf Coast segment’s selling, general and administrative expenses was due to Silver Slipper Casino’s cost control initiatives which resulted in $0.4 million, or 21%, lower payroll and other related expenses and $0.1 million, or 12%, lower marketing expenses. The $0.2 million decrease in our Northern Nevada segment’s selling, general and administrative expenses was due to Grand Lodge Casino’s cost control initiatives which resulted in $0.1 million, or 18%, lower payroll and other related expenses and $0.1 million, or 31%, lower marketing expenses.

Operating Loss

For the three months ended June 30, 2014, we incurred an impairment loss of $11.5 million related to Rising Star Casino Resort’s goodwill and gaming license, as discussed in Note 3 to the consolidated financial statements.

Other Expense

For the three months ended June 30, 2014, we incurred $1.6 million in interest expense related to our First Lien Credit Agreement and Second Lien Credit Agreement, whose proceeds were used to purchase Silver Slipper Casino, as compared to $1.9 million of interest expense in the prior year period. The $0.3 million, or 17%, decrease in interest expense was primarily due to $8.8 million in payments of long-term debt since June 30, 2013, as well as the 1% reduction in the First Lien Credit Agreement term loan interest rate, due to the First Lien Amendment in August 2013, as discussed in Note 4. In 2014, we capitalized $0.1 million in interest related to the construction of the Silver Slipper Casino Hotel, as discussed in Note 8 to the consolidated financial statements. These other expense items are allocated to our corporate operations segment.

Income taxes

The estimated effective tax rate for the three months ended June 30, 2014 is approximately 36% compared to 134% for the same period in 2013. The lower tax rate in the current quarter is primarily due to a benefit recorded on a pre-tax book loss in 2014 as compared to an expense recorded on a pre-tax book income for the same period in 2013. Additionally the tax benefit rate is lower due to a reduction in the overall income tax benefit as a result of the non-deductibility of gaming taxes in certain states. There is no valuation allowance on the long-term deferred tax asset of $1.3 million as of June 30, 2014, as we believe the deferred tax assets are fully realizable.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Net Revenues

 The $14.1 million, or 19%, decrease in net revenues for the six months ended June 30, 2014 primarily consisted of the following changes by revenue type: a $14.2 million, or 20%, decrease in casino revenues, a $1.7 million, or 14%, decrease in food and beverage revenues, and a $0.3 million, or 17%, decrease in other revenues, offset by a $0.4 million, or 22%, increase in hotel revenues and a $1.7 million, or 12%, decrease in promotional allowances.

The $14.1 million decrease in net revenues was principally related to a $10.6 million, or 28%, decrease in our Midwest segment net revenues primarily as a result of increased competition and adverse weather conditions in the first quarter of 2014, a $2.3 million, or 9%, decrease in our Gulf Coast segment net revenues primarily due to adverse weather conditions in the first quarter 2014 and continuing economic weakness and a $1.1 million, or 11%, decrease in our Northern Nevada segment revenues.

The $10.6 million decrease in our Midwest segment revenues was largely the result of lower gross casino revenues at the Rising Star Casino Resort, which decreased $11.0 million, or 28%, primarily a result of increased competition due to the opening of two Ohio racinos in December 2013 and May 2014, a new casino in Cincinnati, Ohio, which opened in March 2013, coupled with adverse weather conditions during the first quarter in the Midwest that affected the entire Indiana/Ohio market. Food and beverage revenues at Rising Star Casino Resort decreased as well by $1.3 million, or 26%, and other revenue decreased by $0.4 million, or 28%, offset by a $0.4 million, or 22%, increase in gross hotel revenues due to the increase in hotel rooms upon completion of the new hotel at Rising Star casino Resort and a $1.6 million, or 18%, decrease in promotional allowances. Rising Star Casino Resort’s slot coin-in in 2014 was 28% below the prior year period and table drop was down 26% compared to the prior year period. The win percentages for slots were consistent with the win percentages in the prior year, whereas the table hold decreased 1% over the prior year period.

The Rising Star Casino Resort’s hotel revenue for the six months ended June 30, 2014 was $2.5 million, an increase of $0.4 million over the prior year period primarily due to the increase in available rooms related to the new Rising Star Hotel tower, which increased available room nights from 33,315 to 51,780. The Rising Star Casino Resort sold 38,161 room nights in the six months ended June 30, 2014 and had a hotel occupancy rate of 74%, an ADR of $65 and RevPAR of $48, as compared to room nights sold of 31,560, a hotel occupancy rate of 95%, an ADR of $64 and RevPAR of $60, for the six months ended June 30, 2013. The Rising Star Casino Resort’s hotel occupancy consisted of approximately 85% of complimentary room sales for the six months ended June 30, 2014, as compared to approximately 91% of complimentary room sales for the six months ended June 30, 2013. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR, although complimentary room sales are excluded from net revenues in our consolidated statements of operations.

The $2.3 million decrease in our Gulf Coast segment net revenues was the result of lower gross casino revenues at the Silver Slipper Casino, primarily as a result of adverse weather conditions in the first quarter and continued weak economic conditions. Silver Slipper Casino’s slot coin-in in 2014 was 10% below the prior year period, although table drop was comparable to the prior year period. The win and hold percentages for slots and table games also remained comparable to the prior year period.

The $1.1 million decrease in our Northern Nevada segment net revenues was the result of $0.8 million, or 12%, lower net revenues at the Grand Lodge Casino and $0.3 million, or 9% lower net revenues at the Stockman’s Casino due to lower gross casino revenues. At Grand Lodge Casino, slot coin-in in 2014 was 5% below the prior year period for both slots and table games. Slot win remained comparable to the current year, although the table games hold decreased by 2%. The lower gross casino revenues at the Stockman’s Casino were primarily a result of lower volume due to continuing economic weakness. Stockman’s Casino’s slot coin-in in 2014 was 9% below the prior year period, although the hold percentage for slots remained comparable to the prior year period.

Operating Costs and Expenses

 For the six months ended June 30, 2014, total operating costs and expenses decreased $8.8 million, or 12%, as compared to 2013, as a result of a $5.3 million, or 15%, decrease in casino expenses, a $3.3 million, or 14%, decrease in selling, general and administrative expenses and a $1.2 million, or 44%, decrease in other operation expenses, offset by a $0.4 million, or 8%, increase in depreciation and amortization expense, partially due to the new Rising Star Hotel capitalized leased assets, a $0.3 million increase in project development costs and $0.3 million, or 6%, increase in food and beverage expenses.

The decrease in operating costs was primarily due to a $6.9 million, or 20%, decrease in our Midwest segment operating costs, a $1.0 million, or 4%, decrease in our Gulf Cost segment operating costs, a $1.0 million, or 28%, decrease in our corporate operating costs and a $0.2 million, or 2%, decrease in our Northern Nevada segment operating costs, offset by a $0.3 million increase in our project development costs, as explained below.

The $6.9 million decrease in our Midwest segment operating expenses was the result of cost containment measures and a decrease in business volume. The decrease in Midwest segment operating costs were spread among expense categories with $5.0 million, or 25%, in lower casino expenses, largely due to a $3.9 million, or 41%, decrease in gaming taxes related to the decline in casino revenue, $1.2 million, or 46%, in lower other expenses, $1.1 million, or 12%, in lower selling, general and administrative expenses (as explained below), offset by $0.2 million, or 13%, higher food and beverage expenses.

Project Development and Acquisition Costs

 For the six months ended June 30, 2014, project development costs increased $0.3 million as compared to 2013, as a result of costs related to the proposed acquisition of Fitz Tunica Casino & Hotel incurred in the current year period. Project development and acquisition costs are allocated to our development/management segment.

Selling, General and Administrative Expense

 For the six months ended June 30, 2014, selling, general and administrative expenses decreased $3.3 million, or 14%, as compared to 2013. Selling, general and administrative expenses decreased $1.1 million, or 12%, in our Midwest segment, $1.1 million, or 12%, in our Gulf Coast segment, $0.9 million, or 28%, in our corporate segment and $0.2 million, or 6%, in our Northern Nevada segment. The $0.9 million decrease in our corporate segment selling, general and administrative expenses was due to a $0.8 million, or 85%, reduction in stock and incentive compensation costs.

The $1.1 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star Casino Resort’s cost control initiatives which resulted in $0.5 million, or 12%, lower payroll and other employee related expenses and a $0.5 million, or 42%, decline in marketing expenses. The $1.1 million decrease in our Gulf Coast segment’s selling, general and administrative expenses was due to Silver Slipper Casino’s cost control initiatives which resulted in $0.8 million, or 21%, lower payroll and other related expenses and $0.1 million, or 12%, lower marketing expenses. The $0.2 million decrease in our Northern Nevada segment’s selling, general and administrative expenses was due to Grand Lodge Casino’s cost control initiatives which resulted in $.01 million, or 12%, lower payroll and related expenses and $0.1 million, or 15%, lower marketing expenses.

Operating Loss

For the six months ended June 30, 2014, we incurred an impairment loss of $11.5 million related to Rising Star Casino Resort’s goodwill and gaming license, as discussed in Note 3 to the consolidated financial statements.

Other Expense

 For the six months ended June 30, 2014, we incurred $3.1 million in interest expense related to our First Lien Credit Agreement and Second Lien Credit Agreement, whose proceeds were used to purchase Silver Slipper Casino, as compared to $3.8 million of interest expense in the prior year period. The $0.7 million, or 18%, decrease in interest expense was primarily due to $8.8 million in payments of long-term debt since June 30, 2013, as well as the 1% reduction in the First Lien Credit Agreement term loan interest rate, due to the First Lien Amendment in August 2013, as discussed in Note 4. In 2014, we capitalized $0.1 million in interest related to the construction of the Silver Slipper Casino Hotel, as discussed in Note 8 to the consolidated financial statements. These other expense items are allocated to our corporate operations segment.

Income Taxes

 The estimated effective tax rate for the six months ended June 30, 2014 is approximately 35% compared to 60% for the same period in 2013. The lower tax rate in the current year is primarily due to a benefit recorded on a pre-tax book loss in 2014 as compared to an expense recorded on a pre-tax book income for the same period in 2013. Additionally the tax benefit rate is lower due to a reduction in the overall income tax benefit as a result of the non-deductibility of gaming taxes in certain states. There is no valuation allowance on the long-term deferred tax asset of $1.3 million as of June 30, 2014, as we believe the deferred tax assets are fully realizable.

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

Silver Slipper Casino, Rising Star Casino Resort, Grand Lodge Casino, and Stockman’s Casino operations, along with the Buffalo Thunder Casino and Resort management agreement, are currently our primary sources of income and operating cash flow. The Pueblo of Pojoaque notified us that it would not renew the management agreement ending in September 2014. The Buffalo Thunder Casino and Resort management agreement generated $0.3 million in management income for both the three months ended June 30, 2014 and 2013. There can be no assurance that the Grand Lodge Casino lease ending in August 2018 will be extended beyond its current terms.

On a consolidated basis, cash provided by operations for the six months ended June 30, 2014 was $2.5 million. Cash of $6.0 million was used in investing activities, largely due to the escrow purchase deposit of $1.75 million for the Fitz Tunica Casino & Hotel and $3.8 million in property and equipment at our various properties, including $2.9 million in construction costs for the Silver Slipper Casino Hotel. Cash of $1.6 million was provided by financing activities primarily related to the $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, less $0.4 million in repayment of our long term capital lease obligation.

As of June 30, 2014, we had approximately $13.0 million in cash and equivalents. As a practice, we consistently prepaid our quarterly payments on the term loan under our First Lien Credit Agreement before the due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015. The next scheduled principal payment on the term loan is due October 1, 2015. On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, subject to the terms and restrictions of the First Lien Credit Agreement, and deposited $1.75 million into escrow related to the Interest Purchase Agreement for the potential purchase of the Fitz Tunica Casino & Hotel, as discussed in Note 8 to our consolidated financial statements. We currently have $3.0 million undrawn on the revolving loan. The $2.0 million principal drawn on our revolving loan is due June 29, 2016.

Projects

We are currently under construction of a 142-room hotel at Silver Slipper Casino. Our future cash requirements include funding needs of approximately $3.1 million towards future construction costs for the Silver Slipper Casino Hotel. A total of $4.6 million in construction and financing costs have already been funded from available cash through the quarter ended June 30, 2014, for the Silver Slipper Casino Hotel. A total of $7.7 million will be funded from available cash before we draw on the available $10.0 million term loan as described below. The Silver Slipper Casino Hotel is scheduled for completion in early 2015 and is budgeted to cost approximately $17.7 million. The progress on the Silver Slipper Casino Hotel has been slower than expected as we encountered adverse soil and weather conditions. In connection with the financing of the Silver Slipper Casino Hotel, on August 26, 2013, we entered into a First Lien Amendment to the First Lien Credit Agreement (“First Lien Amendment”) and an Amendment No. 1 to the Second Lien Credit Agreement (“Second Lien Amendment”) which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. We intend to finance $10.0 million of the construction cost of the Silver Slipper Casino Hotel with the proceeds of the increase in the term loan under our First Lien Credit Agreement as described in Note 4 to the consolidated financial statements, which remains undrawn and subject to covenants and other terms of the First Lien Credit Agreement. Capital One and ABC Funding, LLC are collectively referred to as our (“Creditors”). At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements, although we received waivers for compliance with these ratios at March 31, 2014 from our Creditors. As of June 30, 2014, we successfully renegotiated terms to our First and Second Lien Credit Agreements that modified key definitions and increased the maximum allowable leverage ratios, as discussed in Note 4 to the consolidated financial statements. We are in compliance with our First and Second Lien covenants at June 30, 2014.

We believe the Silver Slipper Casino Hotel is a much-needed amenity which will allow guests to extend their visits and enjoy more of what Silver Slipper Casino has to offer and favorably impact customer loyalty and revenues.

In October 2011, the Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation, and Rising Sun Regional Foundation, Inc. teamed up to develop a new 104-room hotel on land adjacent to our Rising Star Casino Resort. Construction commenced in December 2012, and the new hotel tower at Rising Star Casino Resort opened November 15, 2013. The added hotel room inventory in proximity to our casino facility has favorably impacted revenues and visitor counts.

On August 16, 2013, we entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Hotel Agreement”) which commenced on November 15, 2013 and provides us with full management control and an option to purchase the new hotel tower at Rising Star Casino Resort at the end of the lease term. We have recorded the capital lease obligation and hotel assets in our financial statements. On November 15, 2013, we began operating the new hotel tower at Rising Star Casino Resort. The Rising Star Hotel Agreement provides that we, as the lessee, assume all responsibilities, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Hotel Agreement is for 10 years from November 15, 2013, with the landlord having a right to sell the hotel to us at the end of the term and our corresponding obligation to purchase it on the terms set forth in the Rising Star Hotel Agreement. During the term, we will have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $80,000, which will continue throughout the term of the Rising Star Hotel Agreement unless we elect to purchase the hotel before the end of the lease period. In the event that we default on the lease agreement, the landlord’s recourse is limited to taking possession of the property, collection of all rent due and payable, and the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

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

We believe that there are significant opportunities to grow our operations in existing and new regional casino markets throughout the United States. Our expansion efforts have principally focused on opportunities in the Midwest and Southern regions of the United States. We believe that our expertise as a multi-jurisdictional casino operator and our experience with the development of the FireKeepers Casino position us well to expand our operations with new project openings.

On March 21, 2014, we entered into a definitive agreement with The Majestic Star Casino LLC (“Majestic Star”) to acquire all of the outstanding membership interests of the entity operating Fitz Tunica Casino & Hotel (“Majestic Mississippi, LLC”), located in Tunica, Mississippi, for a purchase price of $62.0 million. On June 23, 2014, we terminated the Interest Purchase Agreement (“Agreement”) on the basis of mutual agreement, or in the alternative, inability to obtain financing for the purchase. The termination became effective immediately. On June 25, 2014, Majestic Star notified us that it believes that the Agreement remains in effect and disputes its termination. Additionally, Majestic Star has disputed the release of the $1.75 million held in escrow, pursuant to the terms of the Agreement, to us. On July 28, 2014 Majestic Star notified us that the Agreement is terminated pursuant to Section 8.1(c) (breach of representation or warranty) or 8.1(d) (failure to obtain a gaming license) and has demanded the release of the escrowed funds to Majestic Star. At this time, no lawsuit has been filed relating to the termination of the Agreement.

We, together with Keeneland Association, Inc., (“Keeneland”), are currently pursuing potential gaming opportunities in Kentucky, including the installation of instant racing machines at racetrack properties. The installation of instant racing machines at racetrack properties in Kentucky has been challenged by opponents of the instant racing machines who filed an action alleging that the machines are unlawful gambling. The Kentucky Court of Appeals had vacated the lower court’s decision that had upheld regulations adopted by the Kentucky Horse Racing Commission authorizing the use of instant racing machines by race tracks in Kentucky, and the Kentucky Horse Racing Commission and others, including Keeneland, appealed the vacation of the lower court’s decision to the Kentucky Supreme Court. On February 20, 2014, the Kentucky Supreme Court held, among other matters, that the Kentucky Horse Racing Commission acted in its regulatory authority when it licensed the operation of pari-mutuel wagering on instant racing, also known as historical horse racing, but remanded the matter to the Circuit Court to determine if instant racing constitutes a pari-mutuel form of wagering authorized by Kentucky law.

On February 26, 2014, we entered into an exclusivity agreement (“Exclusivity Agreement”) with Keeneland to own, manage, and operate instant racing and, if authorized, traditional casino gaming at race tracks in Kentucky, subject to completion of definitive documents for each opportunity. On June 12, 2014, we executed an amendment to the Exclusivity Agreement, The exclusivity amendment extended the term until June 30, 2019. In addition, we and Keeneland have a letter of intent that provides for an exclusive option to purchase the Thunder Ridge Raceway in Prestonsburg, Kentucky. The purchase will be subject to the completion of definitive documentation and to the approval of the Kentucky Horse Racing Commission, including the approval to transfer the racing license to a to-be-constructed quarter horse racetrack near Corbin, Kentucky to be owned 75% by us and 25% by Keeneland.

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

On August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. Also, certain financial ratio covenants were revised under the First Lien Credit Agreement and Second Lien Credit Agreement to accommodate the additional extension of credit under the First Lien Credit Agreement and our capital lease agreement related to the new hotel tower at Rising Star Casino Resort, as discussed in Note 7 to the consolidated financial statements. The $10.0 million increase to the term loan under our First Lien Credit Agreement remains undrawn and subject to covenants and other terms of the First Lien Credit Agreement and the First and Second Amendments.

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

On July 18, 2014, we entered into the Second Amendment to First Lien Credit Agreement (“First Lien 2nd Amendment”) which amended certain provisions of the agreement, which became effective as of June 30, 2014. The First Lien 2nd Amendment modifications included revisions of certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan. The First Lien 2nd Amendment also extended the time period for draws against the $10.0 million term loan associated with the Silver Slipper Casino Hotel to March 31, 2015. On July 18, 2014, we entered into a Second Amendment to Second Lien Credit Agreement (“Second Lien 2nd Amendment”), which amended certain provisions of the agreement. The Second Lien 2nd Amendment modifications included revisions of certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan and an increase in the interest rate by 1%, to 14.25% for the remainder of the term of the loan.

Under the amendments, the First Lien Credit Agreement and the Second Lien Credit Agreement maximum total leverage ratio and maximum first lien leverage ratio vary according to the applicable time period and the fixed charge coverage ratio remains constant, as indicated in the tables below:

First Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
June 30, 2014 through and including September 29, 2014	4.75	x	3.50	x	1.10	x
September 30, 2014 through and including December 30, 2014	5.50	x	3.50	x	1.10	x
December 31, 2014 through and including June 29, 2015	5.50	x	4.00	x	1.10	x
June, 30, 2015 through and including September 29, 2015	4.75	x	3.50	x	1.10	x
September 30, 2015 through and including December 30, 2015	4.50	x	3.25	x	1.10	x
December 31, 2015 through and including March 30, 2016	4.25	x	3.00	x	1.10	x
March 31, 2016 and thereafter	4.25	x	3.00	x	1.10	x

Second Lien Credit Agreement
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
June 30, 2014 through and including September 29, 2014	5.00	x	3.75	x	1.00	x
September 30, 2014 through and including December 30, 2014	5.75	x	3.75	x	1.00	x
December 31, 2014 through and including March 30, 2015	5.75	x	4.25	x	1.00	x
March 31, 2015 through and including June 29, 2015	5.75	x	4.25	x	1.00	x
June 30, 2015 through and including September 29, 2015	5.00	x	3.75	x	1.00	x
September 30, 2015 through and including December 30, 2015	4.75	x	3.50	x	1.00	x
December 31, 2015 through and including March 30, 2016	4.50	x	3.25	x	1.00	x
March 31, 2016 and thereafter	4.50	x	3.25	x	1.00	x

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement. As of June 30, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, for both our term loan and revolving loan, based on the 1.0% minimum, plus a 3.75% margin. We paid interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum, through June 30, 2014 and 14.25% thereafter.

The First Lien Credit Agreement and Second Lien Credit Agreement contain customary negative covenants, including, but not limited to, restrictions on our ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business. The First Lien Credit Agreement and Second Lien Credit Agreement require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements and amendments) against outstanding debt and fixed charges (as defined in the agreements and amendments). A capital expenditure ratio must also be maintained as set forth in the agreements. The First Lien Credit Agreement and Second Lien Credit Agreement, as amended, define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) provision for taxes (iii) depreciation and amortization; and further adjusted to eliminate the impact of certain items that are not indicative of ongoing operating performance such as: (iv) extraordinary losses including non-cash impairment charges, (v) stock compensation expense, (vi) certain acquisition costs, (vii) certain registration costs, (viii) a pro forma credit for the Indiana gaming tax reductions; less extraordinary gains and any joint venture net income..

We measure compliance with our covenants on a quarterly basis. At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements, however, we received waivers for compliance with these ratios at March 31, 2014 from our Creditors. We successfully renegotiated our defined terms and maximum leverage ratios in the amendments to our First and Second Lien Credit Agreements, as discussed above, and we were in compliance with these covenants at June 30, 2014.

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

We are required to make additional prepayments under the First Lien Credit Agreement, under certain conditions defined in the agreement, in addition to the scheduled principal installments. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Agreement prior to the discharge of the First Lien Credit Agreements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 6, 2014

	By:	/s/ DEBORAH J. PIERCE
Deborah J. Pierce
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

