Form 10-Q
period 2014-09-30
FULL HOUSE RESORTS INC
filed 2014-11-06
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 5, 2014, there were 18,876,681 shares of Common Stock, $.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
2

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Casino	$31,709	$36,912	$90,863	$110,257
Food and beverage	5,320	5,790	15,665	17,783
Hotel	1,314	1,059	3,830	3,127
Management fees	273	313	1,066	1,123
Other operations	1,116	1,205	2,766	3,190
Gross revenues	39,732	45,279	114,190	135,480
Less promotional allowances	(6,815)	(7,837)	(19,513)	(22,208)
Net revenues	32,917	37,442	94,677	113,272

Operating costs and expenses Casino	14,099	17,481	43,763	52,416
Food and beverage	2,170	1,981	6,492	6,041
Hotel	214	166	537	457
Other operations	720	1,285	2,185	3,905
Project development and acquisition costs	72	22	407	61
Selling, general and administrative	10,587	11,233	31,636	35,573
Depreciation and amortization	2,398	2,498	7,165	6,906
	30,260	34,666	92,185	105,359
Operating losses
Impairment loss	--	(4,000)	(11,547)	(4,000)

Operating income (loss)	2,657	(1,224)	(9,055)	3,913
Other expense
Interest expense	(1,614)	(1,847)	(4,702)	(5,615)
Settlement loss	(1,700)	--	(1,700)	--
Other (expense) income	(61)	15	(68)	(6)
Other expense, net	(3,375)	(1,832)	(6,470)	(5,621)
Loss before income tax benefit	(718)	(3,056)	(15,525)	(1,708)
Income tax expense (benefit)	48	(905)	(5,186)	(91)
Net loss	$(766)	$(2,151)	$(10,339)	$(1,617)

Net loss per common share	$(0.04)	$(0.11)	$(0.55)	$(0.09)

Weighted-average number of common shares outstanding	18,876,681	18,750,681	18,873,725	18,736,604

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$16,043	$14,936
Accounts receivable, net of allowance for doubtful accounts of $459 and $471	2,160	1,869
Prepaid expenses	4,636	6,288
Other	739	726
	23,578	23,819
Property and equipment, net of accumulated depreciation of $28,534 and $23,096	92,591	91,168

Other long-term assets
Goodwill	16,480	18,127
Intangible assets, net of accumulated amortization of $5,696 and $4,055	4,006	15,533
Long-term deposits	1,066	761
Loan fees, net of accumulated amortization of $3,441 and $2,327	2,695	3,558
Deferred tax asset	5,576	1,321
	29,823	39,300
	$145,992	$154,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,575	$2,661
Accrued player club points and progressive jackpots	1,673	1,999
Accrued payroll and related	2,580	3,276
Other accrued expenses	3,683	3,139
Deferred tax liability	66	66
Current portion of capital lease obligation	697	736
	12,274	11,877

Long-term debt, net of current portion	59,500	57,500
Deferred tax liability	113	113
Capital lease obligation, net of current portion	6,411	6,983
	78,298	76,473

Stockholders’ equity
Common stock, $.0001 par value, 100,000,000 shares authorized; 20,233,276 and 20,107,276 shares issued	2	2
Additional paid-in capital	45,569	45,350
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	23,777	34,116
	67,694	77,814
	$145,992	$154,287

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Additional paid-in	Treasury stock		Retained	Total stockholders’
Nine months ended	Shares	Dollars	Capital	Shares	Dollars	earnings	Equity
September 30, 2014

Beginning balances	20,107	$2	$45,350	1,357	$(1,654)	$34,116	$77,814
Issuance of share-based compensation	126	--	9	--	--	--	9
Previously deferred share-based compensation recognized	--	--	210	--	--	--	210
Net loss	--	--	--	--	--	(10,339)	(10,339)

Ending balances	20,233	$2	$45,569	1,357	$(1,654)	$23,777	$67,694

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September, 30,
	2014	2013

Cash flows from operating activities:

Net loss	$(10,339)	$(1,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment loss	11,547	4,000
Depreciation	5,525	4,998
Loss on disposal	7	--
Amortization of loan fees	1,114	1,432
Amortization of player loyalty program, land lease and water rights	1,640	1,908
Other	30	28
Deferred and share-based compensation	219	605
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	(291)	848
Prepaid expenses	1,652	705
Deferred tax	(4,255)	--
Other assets	(13)	517
Accounts payable and accrued expenses	(316)	(3,001)
Taxes payable	--	594
Net cash provided by operating activities	6,520	11,017
Cash flows from investing activities:
Purchase of property and equipment	(6,222)	(3,268)
Other	(329)	(284)
Net cash used in investing activities	(6,551)	(3,552)

Cash flows from financing activities:
Repayment of long term debt and capital lease obligation	(610)	(2,500)
Borrowings of long term debt	2,000	--
Other	(252)	(204)
Net cash provided by (used in) financing activities	1,138	(2,704)

Net increase in cash and equivalents	1,107	4,761
Cash and equivalents, beginning of period	14,936	20,603
Cash and equivalents, end of period	$16,043	$25,364

	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,863	$4,211
Cash received from net loss carryback, net of cash paid of $0.01 million for income taxes in 2014 and cash received from income tax refund, net of cash paid of $.03 million for income taxes in 2013	$(1,915)	$(2,288)
Non-cash investing activities:
Accrued property and equipment capital expenditures	$1,301	$--

See notes to unaudited consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

These unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed March 10, 2014, for the year ended December 31, 2013, from which the balance sheet information as of that date was derived. Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, none of which affected previously reported net income or earnings per share. The results of operations for the period ended September 30, 2014, are not necessarily indicative of results to be expected for the year ended December 31, 2014.

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

Recently Issued Accounting Pronouncements

Authoritative U.S. Accounting Standards issued after January 1, 2014 have been reviewed, as of August 27, 2014. The new guidance currently has no impact on our financial statements.

2.	SHARE-BASED COMPENSATION

On June 1, 2011, our compensation committee approved the issuance of 660,000 shares of restricted stock, then valued at the closing price of our stock ($3.88), with no discount. The majority of the shares (600,000) vested on June 1, 2013. The remaining shares had a three-year vesting schedule and 20,001 shares vested on June 1, 2012, 20,001 vested on June 1, 2013 and 19,998 vested on June 1, 2014. On January 15, 2013, 50,000 additional shares of restricted stock were issued, then valued at $3.22, with no discount. These shares will vest over three years, 16,667 vested on January 15, 2014, 16,667 will vest on January 15, 2015 and 16,666 on January 15, 2016. On June 5, 2013, 15,000 additional shares of restricted stock were issued, then valued at $2.86, with no discount. These shares will vest over three years, 5,000 vested on June 1, 2014, 5,000 will vest on June 1, 2015 and 5,000 will vest on June 1, 2016. On January 1, 2014, 120,000 additional shares of restricted stock were issued, then valued at $2.78, with no discount. These shares will vest over two years, 60,000 on January 1, 2015 and 60,000 on January 1, 2016.

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

We recognized stock compensation expense of $0.1 million and $0.0 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. Share-based compensation expense related to the amortization of the restricted stock issued was included in selling, general and administrative expense. At September 30, 2014 and December 31, 2013, we had deferred share-based compensation of $0.3 million and $0.2 million, respectively.

3.           GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino operations. In accordance with the authoritative guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We evaluate goodwill and indefinite-lived intangible assets utilizing the market approach and income approach applying the discounted cash flows in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 350, “Intangibles-Goodwill and Other.”

Goodwill was $14.7 million for Silver Slipper Casino and $1.8 million for Stockman’s Casino as of September 30, 2014. Goodwill was $14.7 million for Silver Slipper Casino, $1.6 million for Rising Star Casino Resort and $1.8 million for Stockman’s Casino as of December 31, 2013. Due to various factors, including weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in our Indiana market, we realized lower than expected operating results during the first and second quarters of 2014. We performed interim impairment assessments of goodwill and indefinite-lived intangible assets as of June 30, 2014, and recognized a $1.6 million and $9.9 million impairment of Rising Star Casino Resort’s goodwill and gaming license, respectively during the 2nd quarter. We performed interim impairment assessments of goodwill and indefinite-lived intangible assets as of September 30, 2014 and determined that further impairment was not deemed necessary.

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

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):

	September 30, 2014 (unaudited)
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,700)	$--	$--
Player Loyalty Program - Silver Slipper	3	5,900	(3,933)	--	1,967
Land Lease and Water Rights - Silver Slipper	46	1,420	(63)		1,357
Capital One Bank Loan Fees	3	5,033	(2,930)	--	2,103
ABC Funding, LLC Loan Fees	4	1,103	(511)	--	592

Non-amortizing intangible assets:
Gaming License-Indiana – Rising Star	Indefinite	9,900	--	(9,900)	--
Gaming License-Mississippi	Indefinite	136	--	(16)	120
Gaming Licensing-Nevada	Indefinite	435	--	(29)	406
Gaming Licensing-Indiana - FHR	Indefinite	109	--	(7)	102
Gaming Licensing-New York	Indefinite	14	--	--	14
Trademark	Indefinite	40	--	--	40
		$25,790	$(9,137)	$(9,952)	$6,701
Other Intangible assets subtotal		$19,654	$(5,696)	$(9,952)	$4,006
Loan Fees subtotal		6,136	(3,441)	--	2,695
		$25,790	$(9,137)	$(9,952)	$6,701

	December 31, 2013
	Estimated Life (years)	Gross Carrying Value	Accumulated Amortization	Cumulative Expense / (Disposals)	Intangible Asset, Net
Amortizing Intangible assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,558)	$--	$142
Player Loyalty Program - Silver Slipper	3	5,900	(2,458)	--	3,442
Land Lease and Water Rights - Silver Slipper	46	1,420	(39)	--	1,381
Capital One Bank Loan Fees	3	4,887	(2,019)	--	2,868
ABC Funding, LLC Loan Fees	4	998	(308)	--	690

Non-amortizing intangible assets:
Gaming License-Indiana	Indefinite	9,900	--	--	9,900
Gaming License-Mississippi	Indefinite	118	--	(13)	105
Gaming Licensing-Nevada	Indefinite	453	--	(29)	424
Gaming Licensing-Indiana - FHR	Indefinite	99	--	--	99
Trademark	Indefinite	40	--	--	40
		$25,515	$(6,382)	$(42)	$19,091

Other Intangible assets subtotal		$19,630	$(4,055)	$(42)	$15,533
Loan Fees subtotal		5,885	(2,327)	--	3,558
		$25,515	$(6,382)	$(42)	$19,091

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

Loan Fees

Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. On October 1, 2012, we funded the purchase of the Silver Slipper Casino with the full amount of the $50.0 million first lien term loan (“First Lien Credit Agreement”) with Capital One Bank, N.A. (“Capital One”) and the full amount of the second lien term loan (“Second Lien Credit Agreement”) with ABC Funding, LLC, as discussed in Note 4. We incurred $4.7 million in loan fees related to obtaining the First Lien Credit Agreement and $1.0 million in loan fees related to obtaining the Second Lien Credit Agreement. On August 26, 2013, we entered into a first amendment to the First Lien Credit Agreement (the “First Lien Amendment”) and an amendment to the Second Lien Credit Agreement (the “Second Lien Amendment”) and incurred $0.2 million in additional loan fees, as discussed in Note 4. The First Lien Amendment modifications included an extended maturity date to June 29, 2016, therefore the amortization period for these loan fees was extended. On July 18, 2014, we entered into a second amendment to the First Lien Credit Agreement (the “First Lien 2nd Amendment”) and an amendment to the Second Lien Credit Agreement (the “Second Lien 2nd Amendment”) and incurred $0.2 million in additional loan fees, as discussed in Note 4. All of the loan fees are amortized over the terms of the agreements.

The aggregate loan fee amortization was $0.4 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Gaming Licenses

Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. As discussed above, as of September 30, 2014, we have recognized a $9.9 million impairment of Rising Star Casino Resort’s gaming license. The other gaming license values are based on actual costs. Gaming licenses are not amortized as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.

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

Current Amortization

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights over their estimated useful lives. The aggregate amortization expense was $0.9 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively.

4.            LONG-TERM DEBT

At September 30, 2014 and December 31, 2013, long-term debt consists of the following:

	2014	2013
Long-term debt, net of current portion:
Term loan agreement, $50.0 million on June 29, 2012, funded on October 1, 2012, maturing June 29, 2016, with variable interest as described in the sixth succeeding paragraph. (The average interest rate was 4.75% and 5.4% during the quarter ended September 30, 2014 and year ended December 31, 2013, respectively).	$37,500	$37,500
Term loan agreement, $20.0 million on October 1, 2012, maturing October 1, 2016, the fixed interest rate increased to 14.25% from 13.25% per annum. (The average interest rate was 14.06% and 13.25% during the quarter ended September 30, 2014 and year ended December 31, 2013, respectively).	20,000	20,000
Revolving loan agreement, $2.0 million funded on March 24, 2014, maturing June 29, 2016, with variable interest as described in the sixth succeeding paragraph. (The average interest rate was 4.75% during the quarter ended September 30, 2014).	2,000	--
Less current portion	--	--
	$59,500	$57,500

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

On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, subject to the terms and restrictions of the First Lien Credit Agreement, and deposited $1.75 million into escrow related to the Interest Purchase Agreement for the potential purchase of the Fitz Tunica Casino & Hotel. We currently have $3.0 million undrawn on the revolving loan.

On July 18, 2014, we entered into the Second Amendment to First Lien Credit Agreement (“First Lien 2nd Amendment”) which amended certain provisions of the agreement, which became effective as of June 30, 2014. The First Lien 2nd Amendment modifications included revisions of certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan. The First Lien 2nd Amendment also extended the time period for draws against the $10.0 million term loan associated with the Silver Slipper Casino Hotel to March 31, 2015. No draws on the $10 million term loan have been made to date, but we expect to begin drawing on the loan in the fourth quarter of 2014.

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

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement. As of September 30, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, for both our term loan and revolving loan, based on the 1.0% minimum, plus a 3.75% margin. We paid interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum, through July 18, 2014 and 14.25% thereafter.

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

We measure compliance with our covenants on a quarterly basis. We successfully renegotiated our defined terms and maximum leverage ratios in the amendments to our First and Second Lien Credit Agreements during the 2nd quarter, as discussed above. We were in compliance with these covenants at September 30, 2014.

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

5.            DERIVATIVE INSTRUMENTS – INTEREST RATE CAP AGREEMENT

Currently, we are subject to interest rate risk under our Capital One First Lien Credit Agreement. In November 2012, in accordance with the terms of the First Lien Credit Agreement, we entered into a prepaid interest rate cap agreement with Capital One for a notional amount of $15.0 million at a LIBOR cap rate of 1.5%. The agreement was effective November 2, 2012 and terminated on October 1, 2014. On September 12, 2014, we entered into a prepaid interest rate cap agreement with Capital one for a notional amount of $14.8 million at a LIBOR cap rate of 1.5%. The agreement was effective October 1, 2014 and terminates on June 29, 2016. Any future settlements resulting from the interest rate cap will be recognized in interest expense during the period in which the change occurs.

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

The total rent expense for all operating leases was $0.7 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively; and $2.2 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The current portion of our capital lease obligation is $0.7 million, which represents the minimum lease payments, less interest, to be paid over the next year. The capital lease obligation, net of current portion is $6.4 million.

8.            COMMITMENTS AND CONTINGENCIES

Silver Slipper Casino Hotel Construction

On August 26, 2013, the Silver Slipper Casino entered into an agreement with WHD Silver Slipper, LLC related to construction of the six-story, 142-room Silver Slipper Casino Hotel (the “Construction Agreement”) being built between the south side of the casino and the waterfront, with rooms featuring views of the bay. Our future cash requirements include funding needs of approximately $1.9 million towards future construction costs and a total of $5.9 million in construction and financing costs have already been funded from available cash through the quarter ended September 30, 2014. A total of $7.8 million will be funded from available cash. The Silver Slipper Casino Hotel is scheduled for completion in early 2015 and is budgeted to cost approximately $17.8 million, excluding capitalized interest. In connection with the financing of the Silver Slipper Casino Hotel, on August 26, 2013, we entered into the First Lien Amendment and the Second Lien Amendment which amended certain provisions of these agreements. The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016. We intend to finance $10.0 million of the construction cost of the Silver Slipper Casino Hotel with the proceeds of the increase in the term loan under our First Lien Credit Agreement. The $10.0 million term loan under the First Lien Credit Agreement remains undrawn and subject to covenants and other terms of the First Lien Credit Agreement. We expect to have fully funded the $7.8 million and to commence drawing on the $10 million 1st Lien Loan during the fourth quarter of 2014. Capital One and ABC Funding, LLC are collectively referred to as our (“Creditors”). In 2014, we capitalized $0.2 million in interest related to the construction of the Silver Slipper Casino Hotel.

Keeneland Association, Inc.

On February 26, 2014, we entered into an exclusivity agreement (“Exclusivity Agreement”) with Keeneland to own, manage, and operate instant racing and, if authorized, traditional casino gaming at race tracks in Kentucky, subject to completion of definitive documents for each opportunity. On June 12, 2014, we executed an amendment to the Exclusivity Agreement extending the term to June 30, 2019. In addition, we and Keeneland have a letter of intent that provides for an exclusive option to purchase the Thunder Ridge Raceway in Prestonsburg, Kentucky, subject to the completion of definitive documents and the approval of the Kentucky Horse Racing Commission, including the approval to transfer the racing license to a to-be-constructed quarter horse racetrack near Corbin, Kentucky to be owned 75% by us and 25% by Keeneland.

Recent Company events have caused the Company and Keeneland to evaluate the nature and scope of their ongoing relationship.  We and Keeneland are currently in discussions as to the terms and conditions under which we may terminate the agreements between us and Keeneland.

Other items

We are party to a number of pending legal proceedings which occurred in the normal course of business. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

9.           SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three and nine months ended September 30, 2014 and 2013. The casino operation segments include the Silver Slipper Casino’s operation in Bay St. Louis, Mississippi, Rising Star Casino Resort’s operation in Rising Sun, Indiana, the Grand Lodge Casino’s operation in Lake Tahoe, Nevada and Stockman’s Casino operation in Fallon, Nevada. References to (i) Midwest segment refers to Rising Star Casino Resort, (ii) Gulf Coast segment refers to Silver Slipper Casino and (iii) Northern Nevada segment refers to Grand Lodge Casino and Stockman’s Casino. The development/management segment includes costs associated with casino development and management projects, including the management agreement with the Pueblo of Pojoaque for their gaming operations including the Buffalo Thunder Casino and Resort in Santa Fe, New Mexico. The Corporate segment includes our general and administrative expenses.

 Selected statement of operations data for the three months ended September 30 (in thousands):

2014

	Casino Operations

	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Net revenues	$7,134	$13,399	$12,111	$273	$--	$32,917
Selling, general and administrative expense	1,377	3,950	4,265	--	995	10,587
Depreciation and amortization	209	766	1,419	--	4	2,398
Impairment loss	--	--	--	--	--	--
Operating income (loss)	2,254	884	317	201	(999)	2,657
Net income (loss)	1,474	320	200	42	(2,802)	(766)

17

2013

	Casino Operations

	Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Revenues	$7,164	$17,001	$12,964	$313	$--	$37,442
Selling, general and administrative expense	1,477	4,316	4,434	--	1,006	11,233
Depreciation and amortization	172	749	1,573	--	4	2,498
Impairment loss	(4,000)	--	--	--	--	(4,000)
Operating (loss) income	(1,834)	359	971	291	(1,011)	(1,224)
Net (loss) income	(1,211)	745	639	(451)	(1,873)	(2,151)

Selected statement of operations data for the nine months ended September 30 (in thousands):

2014

	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Net revenues	$16,543	$40,189	$36,879	$1,066	$--	$94,677
Selling, general and administrative expense	4,182	11,646	12,467	--	3,341	31,636
Depreciation and amortization	639	2,306	4,207	--	13	7,165
Impairment loss	--	(11,547)	--	--	--	(11,547)
Operating income (loss)	3,207	(11,357)	1,789	659	(3,353)	(9,055)
Net income (loss)	2,103	(7,724)	1,165	447	(6,330)	(10,339)

18

2013

	Casino Operations
	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Net revenues	$17,692	$54,413	$40,044	$1,123	$--	$113,272
Selling, general and administrative expense	4,474	13,090	13,729	--	4,280	35,573
Depreciation and amortization	529	2,222	4,146	--	9	6,906
Impairment loss	(4,000)	--	--	--	--	(4,000)
Operating income (loss)	74	3,358	3,708	1,062	(4,289)	3,913
Net income (loss)	49	2,382	2,429	46	(6,523)	(1,617)

Selected balance sheet data as of September 30, 2014 and December 31, 2013 (in thousands):

2014

	Casino Operations

	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$12,332	$40,554	$73,151	$59	$19,896	$145,992
Property and equipment, net	6,805	34,671	51,077	--	38	92,591
Goodwill	1,809	--	14,671	--	--	16,480
Liabilities	1,876	11,928	3,073	--	61,421	78,298

2013

	Casino Operations

	Northern Nevada	Midwest	Gulf Coast	Development/ Management	Corporate	Consolidated

Total assets	$13,838	$55,523	$71,662	$59	$13,205	$154,287
Property and equipment, net	7,352	36,427	47,338	--	51	91,168
Goodwill	1,809	1,647	14,671	--	--	18,127
Liabilities	2,056	12,718	3,559	--	58,140	76,473

10.          SUBSEQUENT EVENTS

October 22, 2014, the Company’s Board of Directors has authorized management to initiate a process for the sale of the Company. After its evaluation of strategic alternatives, the Board of Directors determined that pursuing a sale of the Company is the best course of action to maximize stockholder value and is accordingly in the best interest of all stockholders.

On October 28, 2014, a group of dissident minority stockholders (the “Dissident Stockholders”) of the Company filed a definitive consent solicitation statement seeking to call a special meeting to appoint certain individuals to the Company’s board of directors and to make changes to the Company’s bylaws. The Company will incur costs and expenses responding to the solicitation, which could be material to the Company’s results of operations.

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

We currently own three casino properties, lease one casino property and have one management contract for a group of related casino properties, which agreement expired as anticipated in the three months ended September 30, 2014. These properties are located in four distinct regions of the United States – the Gulf Coast, the Midwest, Northern Nevada and the Southwest.

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

In May 2011, we entered into a three-year agreement with the Pueblo of Pojoaque, which was approved by the National Indian Gaming Commission as a management contract, to advise on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities which in aggregate have approximately 1,200 slot machines, 18 tables games (including poker) and a simulcast area. Our management and related agreements with Buffalo Thunder Casino and Resort became effective on September 23, 2011 and terminated, as anticipated, on September 23, 2014.

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

Indiana gaming tax legislation was recently passed, which allows a portion of the free play to be tax-free, resulting in a savings of $0.1 million for the three months ended September 30, 2014, and $0.5 million for the nine months ended September 30, 2014, for the Rising Star Casino Resort.  In addition, as part of the legislation, since Rising Star Casino Resort’s gross gaming revenues are less than $75.0 million during the State of Indiana’s fiscal year ended June 30, 2014, we began receiving additional tax relief of approximately $2.5 million per year, beginning on July 1, 2014.  For the three months ended September 30, 2014, we have realized a tax savings of $1.2 million, due to the lower tax structure.

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Net Revenues

The $4.5 million, or 12%, decrease in net revenues for the three months ended September 30, 2014 primarily consisted of the following changes by revenue type: a $5.2 million, or 14%, decrease in casino revenues, a $0.5 million, or 8%, decrease in food and beverage revenues, and a $0.1 million, or 8%, decrease in other revenues, offset by a $0.3 million, or 24%, increase in hotel revenues and a $1.0 million, or 13%, decrease in promotional allowances.

The $4.5 million decrease in net revenues was principally related to a $3.6 million, or 21%, decrease in our Midwest segment net revenues primarily as a result of increased competition and lower than expected market growth, along with a $0.9 million, or 7%, decrease in our Gulf Coast segment net revenues which reflects continuing economic weakness in the region and some business interruption due to construction of the adjacent hotel.

The $4.3 million decrease in our Midwest segment net revenues was mainly the result of lower gross casino revenues at the Rising Star Casino Resort, which decreased $4.1 million, or 23% primarily a result of increased competition due to the opening of two Ohio racinos in December 2013 and May 2014, a new casino in Cincinnati, Ohio, which opened in March 2013, and continued pressure from other Ohio casinos. Rising Star Casino Resort’s slot coin-in and slot win were both 26% below the prior year period.  Table drop was down 9% compared to the prior year period, but table hold increased from 19.6% in the third quarter of 2013 to 22.2% in the same period in 2014, bringing the table win in $0.1 million over the prior year.  Food and beverage revenues decreased by $0.4 million, or 20%, due to decreased customer visitation. These reductions in revenue were partially offset by a $0.3 million, or 24%, increase in hotel revenues, due to the addition of the new rooms and a $0.7 million, or 16%, decrease in promotional allowances.

The Rising Star Casino Resort’s gross hotel revenue for the quarter ended September 30, 2014 was $1.3 million, an increase of $0.3 million over the prior year period, primarily due to the increase in available rooms related to the new Rising Star Hotel tower, which increased total available room nights for the period from 16,924 to 26,018. The Rising Star Casino Resort sold 20,215 room nights in the quarter and had a hotel occupancy rate of 78%, an ADR of $64 and RevPAR of $50, for the three months ended September 30, 2014, as compared to room sales of 16,469 room nights, a hotel occupancy rate of 97%, an ADR of $62 and RevPAR of $61, for the three months ended September 30, 2013. The Rising Star Casino Resort’s hotel occupancy consisted of approximately 79% of complimentary room sales for the three months ended September 30, 2014, as compared to approximately 87% of complimentary room sales for the three months ended September 30, 2013. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR, although complimentary room sales are excluded from net revenues in our consolidated statements of operations.

The $0.9 million decrease in our Gulf Coast segment revenues was the result of lower casino revenues at the Silver Slipper Casino, primarily as a result of continuing economic weakness in the region and some business interruption due to construction of the adjacent hotel.

Silver Slipper Casino’s slot coin-in in 2014 was 9% below the prior year period and the slot win was 7% below prior year same period, due to a slightly higher hold percentage. Table drop was comparable to the same period in the prior year, but table win was down by 11% because of a lower table hold percentage of 14.2%, compared to 15.9% in the prior year.

Net revenues in our Northern Nevada segment were comparable to the same period in the prior year.  Although casino revenues declined $0.2 million, this was offset by an equal decrease in promotional allowances.

  Operating Costs and Expenses

For the three months ended September 30, 2014, total operating costs and expenses decreased $4.4 million, or 13%, as compared to 2013, as a result of a $3.4 million, or 19%, decrease in casino expenses, a $0.6 million, or 6%, decrease in selling, general and administrative expenses and a $0.6 million, or 44%, decrease in other operation expenses, offset by a $0.2 million or 10%, increase in food and beverage expenses and $0.1 million decrease, or 4%, in depreciation and amortization expense.

The decrease in operating costs was primarily due to a $4.1 million, or 25%, decrease in our Midwest segment operating costs, a $0.2 million, or 2%, decrease in our Gulf Coast segment operating costs, and a $0.1 million decrease in Northern Nevada operating costs.  The $4.1 million decrease in our Midwest segment operating expenses was the result of cost containment measures, a decrease in business volume and a reduction in the gaming tax rate which began on July 1, 2014. The decrease in Midwest segment operating costs were spread among expense categories with the largest decrease of $3.3 million, or 35%, in lower casino expenses, largely due to a $2.3 million, or 72%, decrease in gaming taxes due to lower taxable gaming revenues and a reduction in the gaming tax rate. In addition, casino costs were reduced in payroll, promotional allocations and other operating areas.

Project Development and Acquisition Costs

For the three months ended September 30, 2014, project development costs were $72,000 relating largely to legal and travel, compared to $22,000 for the same period in 2013.

Selling, General and Administrative Expense

For the three months ended September 30, 2014, selling, general and administrative expenses decreased $0.6 million, or 6%, as compared to 2013. Selling, general and administrative expenses decreased $0.4 million, or 8%, in our Midwest segment, $0.2 million, or 4%, in our Gulf Coast segment and remained flat in our corporate and Northern Nevada segments.

The $0.4 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star Casino Resort’s cost control initiatives which resulted in lower payroll and other employee related expenses and a decline in marketing expenses.  The $0.2 million decrease in our Gulf Coast segment’s selling, general and administrative expenses was also due to Silver Slipper Casino’s cost control initiatives which resulted in a savings in payroll and other related expenses and in lower marketing expenses.

Other Expense

For the three months ended September 30, 2014, we incurred $1.6 million in interest expense related to our First Lien Credit Agreement and Second Lien Credit Agreement, whose proceeds were used to purchase Silver Slipper Casino, as compared to $1.8 million of interest expense in the prior year period.  The $0.2 million, or 13%, decrease in interest expense was primarily due to $8.8 million in payments of long-term debt since September 30, 2013, as well as the 1% reduction in the First Lien Credit Agreement term loan interest rate, due to the First Lien Amendment in August 2013, offset by the 1% increase in interest rate on the Second Lien Credit Agreement, as discussed in Note 4.  For the third quarter of 2014, we capitalized $0.1 million in interest related to the construction of the Silver Slipper Casino Hotel, as discussed in Note 8 to the consolidated financial statements.

During the three months ended September 30, 2014, we incurred a settlement expense of $1.7 million pursuant to the terms of a settlement agreement with Majestic Star Casino, LLC and Majestic Mississippi, LLC.  This settlement agreement resolves all disputes in connection with the terminated offer to purchase the outstanding interests of Majestic Mississippi’s property in Tunica, Mississippi.

These other expense items are allocated to our corporate operations segment.

Income taxes

The estimated effective tax rate for the three months ended September 30, 2014 is approximately      -7% compared to 30% for the same period in 2013.  The lower tax rate in the current quarter is primarily due to an expense recorded on a pre-tax book loss in 2014 as compared to a benefit recorded on pre-tax book loss for the same period in 2013.  The federal tax benefit is offset by state tax expense as a result of the non-deductibility of gaming taxes in certain states.  There is no valuation allowance on the long-term deferred tax asset of $5.6 million as of September 30, 2014, as we believe the deferred tax assets are fully realizable.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Net Revenues

 The $18.6 million, or 16%, decrease in net revenues for the nine months ended September 30, 2014 primarily consisted of the following changes by revenue type: a $19.4 million, or 18%, decrease in casino revenues, a $2.1 million, or 12%, decrease in food and beverage revenues, and a $0.5 million, or 34%, decrease in other revenues, offset by a $0.7 million, or 23%, increase in hotel revenues and a $2.7 million, or 12%, decrease in promotional allowances.

The $18.6 million decrease in net revenues was principally related to a $14.2 million, or 26%, decrease in our Midwest segment net revenues primarily as a result of increased competition and adverse weather conditions in the first quarter of 2014, a $3.2 million, or 8%, decrease in our Gulf Coast segment net revenues primarily due to adverse weather conditions in the first quarter 2014, continuing economic weakness and construction disruption  and a $1.1 million, or 6%, decrease in our Northern Nevada segment revenues primarily due to poor weather conditions in the Lake Tahoe region early in the year and continued economic weakness in Northern Nevada.

The $14.2 million decrease in our Midwest segment revenues was largely the result of lower gross casino revenues at the Rising Star Casino Resort, which decreased $15.1 million, or 27%, primarily a result of increased competition due to the opening of two Ohio racinos in December 2013 and May 2014, a new casino in Cincinnati, Ohio, which opened in March 2013, coupled with adverse weather conditions during the first quarter in the Midwest that affected the entire Indiana/Ohio market.  Food and beverage revenues at Rising Star Casino Resort decreased as well by $1.7 million, or 24%, and other revenue decreased by $0.5 million, or 55%, offset by a $0.7 million, or 23%, increase in gross hotel revenues due to the increase in hotel rooms upon completion of the new hotel at Rising Star casino Resort and a $2.3 million, or 17%, decrease in promotional allowances. Rising Star Casino Resort’s slot coin-in in 2014 was 28% below the prior year period and table drop was down 21% compared to the prior year period. The win percentages for slots were consistent with the win percentages in the prior year, whereas the table hold decreased 1% over the prior year period.

The Rising Star Casino Resort’s hotel revenue for the nine months ended September 30, 2014 was $3.8 million, an increase of $0.7 million over the prior year period primarily due to the increase in available rooms related to the new Rising Star Hotel tower, which increased available room nights from 50,239 to 77,798. The Rising Star Casino Resort sold 58,376 room nights in the nine months ended September 30, 2014 and had a hotel occupancy rate of 75%, an ADR of $65 and RevPAR of $49, as compared to room nights sold of 48,029, a hotel occupancy rate of 96%, an ADR of $63 and RevPAR of $60, for the nine months ended September 30, 2013. The Rising Star Casino Resort’s hotel occupancy consisted of approximately 83% of complimentary room sales for the nine months ended September 30, 2014, as compared to approximately 90% of complimentary room sales for the nine months ended September 30, 2013. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR, although complimentary room sales are excluded from net revenues in our consolidated statements of operations.

The $3.2 million decrease in our Gulf Coast segment net revenues was largely the result of lower gross casino revenues at the Silver Slipper Casino, primarily as a result of adverse weather conditions in the first quarter, continued weak economic conditions and some construction disruption related to the new hotel project. Silver Slipper Casino’s slot coin-in in 2014 was 9% below the prior year period and win was $1.5 million or 7% below last year.  Table drop remained comparable to the prior year same period, but the table win declined by $0.3 million or 7% due to a lower hold percentage.

The $1.1 million decrease in our Northern Nevada segment net revenues was the result of $0.9 million, or 7%, lower net revenues at the Grand Lodge Casino and $0.2 million, or 5% lower net revenues at the Stockman’s Casino due to lower gross casino revenues.  At Grand Lodge Casino, slot coin-in and win in 2014 were 6% below the prior year period.  Table drop in 2014 was down 5% from the nine months ended September 30, 2013, but due to lower hold percentage, the table win declined $0.4 million or 13% primarily due to poor weather conditions in the Lake Tahoe region early in the year.  The lower gross casino revenues at the Stockman’s Casino were primarily a result of lower volume due to continuing economic weakness. Stockman’s Casino’s slot win in 2014 was 7% below the prior year period, although the hold percentage for slots remained comparable to the prior year period.

Operating Costs and Expenses

   For the nine months ended September 30, 2014, total operating costs and expenses decreased $13.2 million, or 13%, as compared to 2013, as a result of a $8.7 million, or 17%, decrease in casino expenses, a $3.9 million, or 11%, decrease in selling, general and administrative expenses and a $1.7 million, or 44%, decrease in other operation expenses, offset by a $0.3 million, or 4%, increase in depreciation and amortization expense, partially due to the new Rising Star Hotel capitalized leased assets, a $0.3 million increase in project development costs, a $0.1 million or 17% increase in hotel expenses and $0.5 million, or 7%, increase in food and beverage expenses.

The decrease in operating costs was primarily due to an $11.1 million, or 22%, decrease in our Midwest segment operating costs, a $1.2 million, or 3%, decrease in our Gulf Cost segment operating costs, a $0.9 million, or 22%, decrease in our corporate operating costs and a $0.3 million, or 2%, decrease in our Northern Nevada segment operating costs, offset by a $0.3 million increase in our project development costs, as explained below.

The $11.1 million decrease in our Midwest segment operating expenses was the result of cost containment measures and a decrease in business volume. The decrease in Midwest segment operating costs were spread among expense categories with $8.3 million, or 28%, in lower casino expenses, largely due to a $5.7 million, or 53%, decrease in gaming taxes related to the decline in casino revenue and the legislated tax reduction, $1.7 million, or 46%, in lower other expenses, $1.4 million, or 11%, in lower selling, general and administrative expenses (as explained below), offset by $0.2 million, or 11%, higher food and beverage expenses.

Project Development and Acquisition Costs

  For the nine months ended September 30, 2014, project development costs increased $0.3 million as compared to 2013, as a result of costs related to the proposed acquisition of Fitz Tunica Casino & Hotel incurred in the current year period. Project development and acquisition costs are allocated to our development/management segment.

Selling, General and Administrative Expense

 For the nine months ended September 30, 2014, selling, general and administrative expenses decreased $3.9 million, or 11%, as compared to 2013. Selling, general and administrative expenses decreased $1.4 million, or 11%, in our Midwest segment, $1.3 million, or 9%, in our Gulf Coast segment, $0.9 million, or 22%, in our corporate segment and $0.3 million, or 7%, in our Northern Nevada segment. The $0.9 million decrease in our corporate segment selling, general and administrative expenses was largely due to a $0.6 million, or 75%, reduction in stock and incentive compensation costs.  No bonuses have been earned by or awarded to eligible employees in 2014.

The $1.4 million decrease in our Midwest segment’s selling, general and administrative expenses was due to Rising Star Casino Resort’s cost control initiatives which resulted in $0.5 million, or 9%, lower payroll and other employee related expenses and a $0.8 million, or 43%, decline in marketing expenses.  The $1.3 million decrease in our Gulf Coast segment’s selling, general and administrative expenses was due to Silver Slipper Casino’s cost control initiatives which resulted in $0.9 million, or 16%, lower payroll and other related expenses and $0.2 million, or 10%, lower marketing expenses.  The $0.3 million decrease in our Northern Nevada segment’s selling, general and administrative expenses was due to Grand Lodge Casino’s cost control initiatives which resulted in $0.5 million, or 27%, lower payroll and related expenses and $0.1 million, or 11%, lower marketing expenses.

Operating Loss

For the nine months ended September 30, 2014, we incurred an impairment loss of $11.5 million related to Rising Star Casino Resort’s goodwill and gaming license, as discussed in Note 3 to the consolidated financial statements.

Other Expense

   For the nine months ended September 30, 2014, we incurred $4.7 million in interest expense related to our First Lien Credit Agreement and Second Lien Credit Agreement, whose proceeds were used to purchase Silver Slipper Casino, as compared to $5.6 million of interest expense in the prior year period.  The $0.9 million, or 16%, decrease in interest expense was primarily due to $8.8 million in payments of long-term debt since September 30, 2013, as well as the 1% reduction in the First Lien Credit Agreement term loan interest rate, due to the First Lien Amendment in August 2013, as discussed in Note 4, and partially offset by the 1% increase in interest rate on the Second Lien Credit Agreement as of July 2014.   We capitalized $0.2 million in interest related to the construction of the Silver Slipper Casino Hotel, as discussed in Note 8 to the consolidated financial statements. These other expense items are allocated to our corporate operations segment. During the nine months ended September 30, 2014, we incurred a settlement expense of $1.7 million pursuant to the terms of a settlement agreement with Majestic Star Casino, LLC and Majestic Mississippi, LLC.  This settlement agreement resolves all disputes in connection with the terminated offer to purchase the outstanding interests of Majestic Mississippi’s property in Tunica, Mississippi.

Income Taxes

The estimated effective tax rate for the nine months ended September 30, 2014 is approximately 33% compared to 5% for the same period in 2013.  The higher tax rate in the current year is primarily due to the larger pre-tax book loss when compared to the pre-tax book loss for the same period in 2013.  The federal tax benefit is offset by state tax expense as a result of the non-deductibility of gaming taxes in certain states.  There is no valuation allowance on the long-term deferred tax asset of $5.6 million as of September 30, 2014, as we believe the deferred tax assets are fully realizable.

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

Silver Slipper Casino, Rising Star Casino Resort, Grand Lodge Casino, and Stockman’s Casino operations are currently our primary sources of income and operating cash flow.  In addition, for the nine months ended September 30, 2014 and 2013, The Buffalo Thunder Casino and Resort management agreement with the Pueblo of Pojoaque generated $1.1 million in management income for each of those periods.  The management agreement ended in accordance with the contract on September 23, 2014.  There can be no assurance that the Grand Lodge Casino lease ending in August 2018 will be extended beyond its current terms.

On a consolidated basis, cash provided by operations for the nine months ended September 30, 2014 was $6.5 million. Cash of $6.6 million was used in investing activities primarily due to $6.2 million in property and equipment acquired at our various properties, including $3.9 million in construction costs for the Silver Slipper Casino Hotel. Cash of $1.1 million was provided by financing activities primarily related to the $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, less $0.6 million in repayment of our long term capital lease obligation.

As of September 30, 2014, we had approximately $16.0 million in cash and equivalents. As a practice, we consistently prepaid our quarterly payments on the term loan under our First Lien Credit Agreement before the due dates in 2013, and during the year ended December 31, 2013, we prepaid, at our discretion, the sum of $8.8 million in quarterly principal payments, which were due through July 1, 2015.  The next scheduled principal payment on the term loan is due October 1, 2015.   On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, subject to the terms and restrictions of the First Lien Credit Agreement, and deposited $1.75 million into escrow related to the Interest Purchase Agreement for the potential purchase of the Fitz Tunica Casino & Hotel.  Pursuant to the terms of the August 21, 2014 settlement agreement Majestic and Majestic Mississippi received $1.7 million of the funds held in escrow and the Company received $50,000. Additionally, Majestic, Majestic Mississippi and the Company agreed that the Interest Purchase Agreement was terminated.  We currently have $3.0 million undrawn on the revolving loan. The $2.0 million principal drawn on our revolving loan is due June 29, 2016.

Projects

We are currently under construction of a 142-room hotel at Silver Slipper Casino. Our future cash requirements include funding needs of approximately $1.9 million towards future construction costs for the Silver Slipper Casino Hotel.  A total of $5.9 million in construction and financing costs have already been funded from available cash through the quarter ended September 30, 2014.  A total of $7.8 million will be funded from available cash before we draw on the available $10.0 million term loan as described below. The Silver Slipper Casino Hotel is scheduled for completion in the first quarter of 2015 and is budgeted to cost approximately $17.8 million. Our topping-off of the steel structure was completed in late October, 2014.   In connection with the financing of the Silver Slipper Casino Hotel, on August 26, 2013, we entered into a First Lien Amendment to the First Lien Credit Agreement (“First Lien Amendment”) and an Amendment No. 1 to the Second Lien Credit Agreement (“Second Lien Amendment”) which amended certain provisions of these agreements.  The First Lien Amendment modifications included a $10.0 million increase to the term loan portion of the First Lien Credit Agreement to $56.3 million, a 1% lower interest rate and an extended maturity date to June 29, 2016.  We intend to finance $10.0 million of the construction cost of the Silver Slipper Casino Hotel with the proceeds of the increase in the term loan under our First Lien Credit Agreement as described in Note 4 to the consolidated financial statements, which remains undrawn and subject to covenants and other terms of the First Lien Credit Agreement.  We expect to begin drawing on the $10 million hotel construction loan during the fourth quarter of 2014.  Capital One and ABC Funding, LLC are collectively referred to as our (“Creditors”).   As of June 30, 2014, we successfully renegotiated terms to our First and Second Lien Credit Agreements that modified key definitions and increased the maximum allowable leverage ratios, as discussed in Note 4 to the consolidated financial statements. We are in compliance with our First and Second Lien covenants at September 30, 2014.

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

  On March 21, 2014, we entered into a definitive agreement with The Majestic Star Casino LLC (“Majestic Star”) to acquire all of the outstanding membership interests of the entity operating Fitz Tunica Casino & Hotel (“Majestic Mississippi, LLC”), located in Tunica, Mississippi, for a purchase price of $62.0 million. On June 23, 2014, we terminated the Interest Purchase Agreement (“Agreement”) on the basis of mutual agreement, or in the alternative, inability to obtain financing for the purchase. The termination became effective immediately. On June 25, 2014, Majestic Star notified us that it believes that the Agreement remains in effect and disputed its termination. Additionally, Majestic Star disputed the release of the $1.75 million held in escrow, pursuant to the terms of the Agreement, to us. On August 21, 2014 Majestic, Majestic Mississippi and the Company entered into a settlement agreement to resolve all disputes, including the dismissal with prejudice of the Lawsuit, and mutually released each other and their respective officers, directors, employees from any claims, demands or actions for damages related thereto. Pursuant to the terms of the settlement agreement Majestic and Majestic Mississippi will receive $1.7 million of the funds held in escrow and the Company will receive $50,000. Additionally, Majestic, Majestic Mississippi and the Company agreed that the Interest Purchase Agreement was terminated.

On February 26, 2014, we entered into an exclusivity agreement (“Exclusivity Agreement”) with Keeneland to own, manage, and operate instant racing and, if authorized, traditional casino gaming at race tracks in Kentucky, subject to completion of definitive documents for each opportunity. On June 12, 2014, we executed an amendment to the Exclusivity Agreement extending the term to June 30, 2019.  In addition, we and Keeneland have a letter of intent that provides for an exclusive option to purchase the Thunder Ridge Raceway in Prestonsburg, Kentucky, subject to the completion of definitive documents and the approval of the Kentucky Horse Racing Commission, including the approval to transfer the racing license to a to-be-constructed quarter horse racetrack near Corbin, Kentucky to be owned 75% by us and 25% by Keeneland.

Recent Company events have caused the Company and Keeneland Association, Inc. (“Keeneland”) to evaluate the nature and scope of their ongoing relationship. We and Keeneland are currently in discussions as to the terms and conditions under which we may terminate the agreements between us and Keeneland.

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

On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Agreement, subject to the terms and restrictions of the First Lien Credit Agreement, and deposited $1.75 million into escrow related to the Interest Purchase Agreement for the potential purchase of the Fitz Tunica Casino & Hotel, as discussed previously.

On July 18, 2014, we entered into the Second Amendment to First Lien Credit Agreement (“First Lien 2nd Amendment”) which amended certain provisions of the agreement, which became effective as of June 30, 2014. The First Lien 2nd Amendment modifications included revisions of certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan.  The First Lien 2nd Amendment also extended the time period for draws against the $10.0 million term loan associated with the Silver Slipper Casino Hotel to March 31, 2015.  We expect to begin drawing on the $10 million hotel construction loan during the fourth quarter of 2014.  On July 18, 2014, we entered into a Second Amendment to Second Lien Credit Agreement (“Second Lien 2nd Amendment”), which amended certain provisions of the agreement. The Second Lien 2nd Amendment modifications included revisions of certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan and an increase in the interest rate by 1%, to 14.25% for the remainder of the term of the loan.

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

We have elected to pay interest on the First Lien Credit Agreement based on the greater of the elected LIBOR rate, or 1.0%, plus a margin rate as set forth in the agreement.  As of September 30, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Agreement, for both our term loan and revolving loan, based on the 1.0% minimum, plus a 3.75% margin. We paid interest on the Second Lien Credit Agreement at the fixed rate of 13.25% per annum, through June 30, 2014 and 14.25% thereafter.

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

We measure compliance with our covenants on a quarterly basis.  At March 31, 2014 we exceeded the allowable total leverage ratio and the first lien leverage ratios for both of our credit agreements; however, we received waivers for compliance with these ratios at March 31, 2014 from our Creditors.  We successfully renegotiated our defined terms and maximum leverage ratios in the amendments to our First and Second Lien Credit Agreements, as discussed above, and we were in compliance with these covenants at September 30, 2014.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:

●	The effect of the consent solicitation by the dissident stockholders to appoint certain individuals to the Company’s board of directors;
●	our growth strategies;
●	our potential acquisitions and investments;
●	successful integration of acquisitions;
●	risks related to development and construction activities;
●	anticipated trends in the gaming industries;
●	patron demographics;
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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Date: November 5, 2014

	By:	/s/ DEBORAH J. PIERCE
Deborah J. Pierce
Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)

