Form 10-K
period 2014-12-31
FULL HOUSE RESORTS INC
filed 2015-03-26
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2014
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
Large Accelerated Filer ☐     Accelerated Filer ☐      Non Accelerated Filer ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant, as of June 30, 2014, was: $24,708,114.  As of March 25, 2015, there were 18,876,681 shares of common stock, $.0001 par value per share, outstanding.

Documents Incorporated By Reference
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating the annual meeting of stockholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

For a more detailed description of certain Risk Factors affecting our business, see Item 1A, “Risk Factors.”

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

Item 1. Business.

Background

Formed as a Delaware corporation on January 5, 1987, Full House Resorts, Inc., owns, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the “Company”, “we”, “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We currently own three casino properties and operate a fourth casino subject to a lease, as follows:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino (Owned)	2012	Bay St. Louis, MS (near New Orleans)	938	29	129(1)
Rising Star Casino Resort (Owned)	2011	Rising Sun, IN (near Cincinnati)	921	28	294(2)
Stockman’s Casino (Owned)	2007	Fallon, NV (one hour east of Reno)	265	4	--
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)	254	20	--(3)

(1)	Silver Slipper Casino is expected to open its hotel in the first half of 2015.
(2)	Includes a 190-room hotel that we own and operate, and an adjacent 104-room hotel that we lease pursuant to a 10-year capital lease.
(3)
Under the Facilities Agreement dated June 29, 2011 with Hyatt Equities, L.L.C. we have the ability to provide rooms to our guests at the Hyatt Regency at Lake Tahoe upon mutually agreeable rates, as well as other amenities and services that cater to our guests and support our operations.

We manage our casinos based on geographical regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Rising Star Casino Resort and the Silver Slipper Casino are currently distinct segments.  We previously managed certain casinos owned by Native American tribes and we also consider our fee-based casino development and management services as a segment, although none of our current casino properties are managed for others.

Until our three-year contract expired in September 2014, we managed Buffalo Thunder Casino and Resort, Cities of Gold, and other gaming facilities near Santa Fe, New Mexico, for the Pueblo of Pojoaque.

Until we sold our interest in March 2012, we managed, through a 50%-owned joint venture, the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi pursuant to a seven-year management agreement.

Recent Developments

Solicitation and Settlement Agreement

On November 28, 2014, Full House, and Daniel R. Lee, Bradley M. Tirpak and Craig W. Thomas (jointly and severally, the “Shareholder Group”), entered into a Settlement Agreement (the “Settlement Agreement”) to resolve actions taken by the Shareholder Group to call a special meeting of the Company’s shareholders for the purpose of, among other things, nominating certain individuals to our board of directors and amending the Company’s by-laws (the “Solicitation”).

Pursuant to the Settlement Agreement, among other things:

-           The size of our board of directors was increased from five to nine members, creating four vacancies on the board of directors.

-          We accepted the resignation of Andre M. Hilliou and Mark J. Miller as directors, effective November 28, 2014, resulting in two additional vacancies on the board of directors.

-           W.H. Baird Garrett, Raymond Hemmig, Ellis Landau, Daniel R. Lee, Bradley M. Tirpak and Craig W. Thomas (the “Shareholder Group Nominees”) were appointed by the board of directors to fill the six vacancies, each subject to normal and customary state licensing requirements. Pursuant to the Amended Settlement Agreement (defined below), Mr. Hemmig subsequently resigned, leaving the current size of the board of directors at eight members. Mr. Hemmig had no disagreements with the Company.

-           At the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”), the  Company will nominate Kenneth R. Adams, Carl G. Braunlich, Kathleen Marshall and each of the Shareholder Group Nominees, with the exception of Mr. Hemmig, to the board of directors.

-           The Shareholder Group has irrevocably withdrawn its Solicitation, and has agreed to immediately cease all efforts related to the Solicitation.

-           Through the end of our 2016 meeting of the stockholders (or an earlier date upon the occurrence of certain events), each member of the Shareholder Group has agreed not to engage in certain customary standstill restrictions.

-           The Company and the Shareholder Group agreed to a mutual release of claims, including those arising in respect of, or in connection with, the Solicitation.

-           The Company agreed to reimburse the Shareholder Group for actual out-of-pocket expenses in the aggregate amount up to $215,000 incurred in connection with the Solicitation.

Resignation of Andre M. Hilliou and Mark J. Miller

Andre M. Hilliou resigned as a director and Chief Executive Officer of the Company effective November 28, 2014. Pursuant to a Separation Agreement entered into between Mr. Hilliou and the Company (the “Hilliou Separation Agreement”), it was agreed that Mr. Hilliou’s employment with the Company would be terminated at a future date, subject to the Company using its best efforts to  comply with its covenants under the Company’s existing credit facilities.  Mark J. Miller resigned as a director and Chief Operating Officer of the Company effective November 28, 2014. Pursuant to a Separation Agreement entered into between Mr. Miller and the Company (the “Miller Separation Agreement” and together with the Hilliou Separation Agreement, the “Separation Agreements”), it was agreed that Mr. Miller’s employment would be terminated at a future date, subject to the Company using its best efforts to comply with its covenants under the Company’s existing credit facilities.  On January 9, 2015, in conjunction with the amendment of our existing credit facilities, Mr. Hilliou’s and Mr. Miller’s employment was terminated.  Pursuant to the Separation Agreements, (i) all outstanding Company restricted stock held by Messrs. Hilliou and Miller (constituting 60,000 shares of common stock held by each) accelerated and vested in full as of their resignation and (ii) in connection with their terminations of employment, Messrs. Hilliou and Miller each received a cash severance payment of $644,724 and $599,830, respectively, as well as company-paid continued healthcare coverage to the earlier of December 31, 2015 or the date that such executive is covered by another employer’s comparable health plan. On February 18, 2015, as part of our tax strategy, we entered into an amendment to the Separation Agreements with Mr. Hilliou and Mr. Miller respectively (collectively, the “Separation Amendments”).  The Separation Amendments provide us the ability, in our sole discretion, to accelerate any remaining severance payments to payment of a single lump sum.

Employment Agreement of Daniel R. Lee

On November 28, 2014, we entered into an Employment Agreement with Mr. Lee (the “Employment Agreement”) pursuant to which Mr. Lee serves as our Chief Executive Officer. The Employment Agreement was effective as of November 28, 2014 and expires on November 30, 2018, unless earlier terminated.

Mr. Lee’s Employment Agreement provides for an annual base salary of $350,000 and an opportunity to earn an annual discretionary cash performance bonus, based on the achievement of individual and Company-based performance criteria established by our board of directors or compensation committee. In addition, pursuant to the Employment Agreement, Mr. Lee is entitled to (i) participate in customary health, welfare and fringe benefit plans, or at his option, a private medical plan, at our sole expense and (ii) Company-paid life insurance and long-term disability policies each covering $525,000.

In connection with entering into the Employment Agreement, Mr. Lee was granted nonqualified stock options covering 943,834 shares of Company common stock, with a per share exercise price equal to $1.25, which was the closing price per share on the grant date. The stock options are intended to be an “employee inducement award” and are scheduled to vest over a four-year period, with 25% vesting on November 28, 2015 and the remaining 75% vesting in substantially equal installments on each monthly anniversary thereafter, subject to Mr. Lee’s continued service through the applicable vesting date.  The stock options will vest in full on a change in control of the Company.

Upon Mr. Lee’s termination of employment due to death or disability, he will be entitled to accelerated vesting of all outstanding stock options held by Mr. Lee on the termination date with respect to such number of shares underlying each stock option that would have vested over the one-year period immediately following the termination date had the stock options continued to vest in accordance with its terms.

If Mr. Lee’s employment is terminated by us without “cause” or by Mr. Lee for “good reason” (each, as defined in the Employment Agreement), then, in addition to accrued amounts, Mr. Lee will be entitled to receive the following payments and benefits:

-           cash severance in an aggregate amount equal to the greater of (i) the salary Mr. Lee would have earned had he remained employed from the termination date through the fourth anniversary of the effective date of the Employment Agreement and (ii) 12 months’ salary, payable in installments through the fourth anniversary of the Employment Agreement effective date or, if the termination occurs within six months following a change in control, in a lump sum;

-           Company-paid healthcare continuation coverage for Mr. Lee and his dependents for the original term of the agreement, unless covered by comparable insurance by a subsequent employer; and

-           full accelerated vesting of all outstanding Company stock options held by Mr. Lee on the termination dates.

 Mr. Lee’s right to receive the severance payments and benefits described above is subject to the delivery of an effective mutual general release of claims.  The Employment Agreement also contains confidentiality, non-solicitation and non-competition provisions.

Settlement Agreement Amendment

On January 28, 2015, we entered into that certain First Amendment to Settlement Agreement (the “Amended Settlement Agreement”), which modified portions of the Settlement Agreement.  The Settlement Agreement required, among other things, (i) a board of directors consisting of nine members, and (ii) that Raymond Hemmig be nominated and elected to the board of directors at the 2015 Annual Meeting.  Pursuant to the resignation of Mr. Hemmig, the Company and the Shareholder Group agreed to amend the Settlement Agreement. The Amended Settlement Agreement eliminates the requirement that Mr. Hemmig be nominated and elected to the board of directors, and acknowledges the reduction in the size of the board of directors from nine to eight directors.

Properties

Silver Slipper Casino

On October 1, 2012, we acquired all of the outstanding membership interests in Silver Slipper Casino Venture, LLC (which owned the Silver Slipper Casino) for approximately $78.6 million, inclusive of net working capital, fees and expenses.  The Silver Slipper Casino is situated on the far west end of the Mississippi Gulf Coast in Bay St. Louis, Mississippi. The property has approximately 37,000 square feet of gaming space containing 938 slot and video poker machines, 29 table games and live keno. It includes a fine dining restaurant, buffet, quick service restaurant and two casino bars. The property’s customers are primarily from communities in southern Louisiana, including the New Orleans metropolitan area, and southwestern Mississippi.

On August 26, 2013, we entered into an agreement with WHD Silver Slipper Casino, LLC, an unrelated general contractor, to construct a six-story, 142-room hotel overlooking the waterfront at our Silver Slipper Casino property.  In January 2015, we announced a design change to enhance the property’s appeal, specifically targeting high-end customers by reconfiguring 22 guest rooms on the hotel’s top floor from standard guest rooms to nine larger luxury suites, subject to customary lender approvals for change orders of this nature.  Due to the creation of these larger suites, the number of guest room “keys” was reduced to approximately 129.  Given that the hotel’s interior work was not yet completed, we expect to invest approximately an additional $1 million on this improved configuration.  The total budget for this project, including the design change for the suites mentioned above, is approximately $20 million, inclusive of capitalized interest.  The Company expects to complete and open the 120 standard rooms in the second quarter of 2015, followed shortly thereafter by the remaining nine suites.  We believe that the hotel will allow guests to extend their visits and improve customer loyalty.

Rising Star Casino Resort

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. We rebranded the property as the Rising Star Casino Resort in August 2011.  We paid approximately $43 million for Rising Star Casino Resort, including working capital, fees and rebranding costs.  The property has approximately 40,000 square feet of casino space and includes 921 slot and video poker machines, 28 table games, a contiguous 190-room hotel, five dining outlets and an 18-hole Scottish links golf course.

On August 16, 2013, our Gaming Entertainment (Indiana), LLC subsidiary entered into a capital lease of a 104-room hotel developed by a non-profit, municipal corporation on land adjacent to Rising Star Casino Resort.  The hotel opened and the lease commenced on November 15, 2013, increasing our room inventory to 294.  The lease is for ten years and calls for payments of $77,500 per month. We have an option to purchase the hotel during the term of the lease for a pre-set price or at the end of the term for $1 plus closing costs. Upon expiration of the term of the lease, if we have not exercised our option to purchase the hotel, the Landlord shall have the right and option to sell us the hotel for $1 plus closing costs. We are responsible for all maintenance and repairs. In the event that we default on the lease agreement, the landlord’s recourse includes rights against our subsidiary to take possession of the property, collect rents as defined, and seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

Northern Nevada Casino Operations

Stockman’s Casino

We acquired Stockman’s Casino in Fallon, Nevada on January 31, 2007 for approximately $27 million, including fees and working capital.  In 2008, we sold a Holiday Inn Express that was part of the original acquisition for $7.2 million. Stockman’s Casino has approximately 8,400 square feet of gaming space and 265 slot machines, four table games and keno. The facility has a bar, a fine dining restaurant and a coffee shop.

Grand Lodge Casino

On June 28, 2011, we entered into a lease with Hyatt Equities L.L.C. to operate the Grand Lodge Casino at Hyatt Regency Lake Tahoe Resort, Spa & Casino in Incline Village, Nevada (“Hyatt Lake Tahoe”) on the north shore of Lake Tahoe.  In addition, on June 28, 2011, we entered into an agreement with HCC Corporation to acquire the operating assets and certain liabilities related to the Grand Lodge Casino for approximately $1.4 million, including operating cash and working capital. The lease is secured by the Company’s interests under the lease and property, as defined, and is subordinate to the liens in the First and Second Lien Credit Facilities (defined below).  The initial term of the lease was due to expire on August 31, 2016.  In April 2013, the lease was extended and is now scheduled to expire on August 31, 2018.  The lease has an option, subject to mutual agreement, to renew for an additional five-year term. Hyatt Equities has an option to purchase the leasehold interest and the operating assets at the Grand Lodge Casino, subject to assumption of applicable liabilities. The option purchase price is an amount equal to the Grand Lodge Casino’s positive working capital, plus the Grand Lodge Casino’s EBITDA for the twelve-month period preceding the acquisition or for such period of time remaining on the lease term, whichever is less, plus the fair market value of the Grand Lodge Casino’s personal property.

The Grand Lodge Casino has 18,900 square feet of casino space within Hyatt Lake Tahoe, featuring 254 slot machines, 20 table games and a poker room.  The Hyatt Lake Tahoe is one of two AAA Four Diamond hotels in the Lake Tahoe area, and is one of only three AAA Four Diamond hotels in northern Nevada.

Prior Projects

Buffalo Thunder Casino and Resort

In May 2011, we entered into a three-year management contract with the Pueblo of Pojoaque to advise the tribe on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities. In aggregate, these gaming facilities have approximately 1,200 slot machines, 18 table games (including poker) and a simulcast area. We received a base consulting fee of $0.1 million per month plus quarterly success fees based on achieving certain financial targets, and incurred only minimal incremental operating costs related to the contract. Our management contract and related agreements became effective on September 23, 2011 and expired on September 23, 2014.

FireKeepers Casino

Until March 30, 2012, we owned 50% of Gaming Entertainment (Michigan), LLC, a joint venture with RAM Entertainment, LLC, a privately-held investment company.  Gaming Entertainment (Michigan), LLC had the exclusive right to provide casino management services at the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi for seven years commencing August 5, 2009.

On March 30, 2012, our joint venture which managed the FireKeepers Casino sold its interests to the FireKeepers Development Authority for $97.5 million.  In addition to the $97.5 million sale price, the FireKeepers Development Authority paid RAM Entertainment, LLC and us $1.2 million each.  Our gain on the sale was $41.2 million.

Terminated Transactions and Agreements

On March 21, 2014, we entered into a definitive agreement (the “Majestic Star Purchase Agreement”) with The Majestic Star Casino LLC (“Majestic Star”) to acquire all of the outstanding membership interests of Majestic Mississippi, LLC (“Majestic Mississippi”), which operates a casino located in Tunica, Mississippi commonly known as the Fitz Tunica Casino & Hotel.  On June 23, 2014, we terminated the Majestic Star Purchase Agreement and such termination was disputed by the seller.  On August 21, 2014, Majestic Star, Majestic Mississippi, LLC and the Company entered into a settlement agreement to resolve all disputes, and mutually released each other and their respective officers, directors, and employees from any claims, demands or actions for damages related thereto. This potential but unconsummated transaction cost us approximately $0.9 million in fees and $1.7 million in a foregone deposit, all of which was recorded in 2014.  For “additional detail on our termination of the Majestic Star Purchase Agreement and the settlement agreement, see Note 10 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

On February 26, 2014, we entered into an exclusivity agreement with Keeneland Association, Inc. (“Keeneland”) to own, manage, and operate instant racing and, if authorized, traditional casino gaming at racetracks in Kentucky, subject to completion of definitive documents for each opportunity. On November 17, 2014, both parties agreed to terminate all agreements between us. For additional detail regarding the termination of the Keeneland agreements, see Note 10 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

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

We may not own, manage or operate a gaming facility unless we obtain proper licenses, permits and approvals. Applications for a license, permit or approval may generally be denied for reasonable cause. Most regulatory authorities license, investigate, and determine the suitability of any person who has a material relationship with us. Persons having material relationships include officers, directors, employees, and certain security holders.

Once obtained, licenses, permits, and approvals must be renewed from time to time and generally are not transferable. Regulatory authorities may at any time revoke, suspend, condition, limit, or restrict a license for reasonable cause. License holders may be fined and, in some jurisdictions and under certain circumstances, gaming operation revenues can be forfeited. We may be unable to obtain any licenses, permits, or approvals, or if obtained, they may not be renewed or may be revoked in the future. In addition, a rejection or termination of a license, permit, or approval in one jurisdiction may have a negative effect in other jurisdictions. Some jurisdictions require gaming operators licensed in that state to receive their permission before conducting gaming in other jurisdictions.

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

Nevada Regulatory Matters

In order to acquire, own or lease Stockman’s Casino, the Grand Lodge Casino or any other gaming operation in Nevada, we are subject to the Nevada Gaming Control Act and to the licensing and regulatory control of the Nevada State Gaming Control Board, the Nevada Gaming Commission, and various local, city and county regulatory agencies.

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

Certain officers, directors and key employees are required to be, and have been, found suitable by the Nevada Gaming Commission and employees associated with gaming must be registered as gaming employees, which are subject to immediate suspension under certain circumstances. An application for suitability may be denied for any cause deemed reasonable by the Nevada Gaming Commission. Changes in specified key positions must be reported to the Nevada Gaming Commission. In addition to its authority to deny an application for a license, the Nevada Gaming Commission has jurisdiction to disapprove a change in position by an officer, director or key employee. The Nevada Gaming Commission has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities.

The Nevada Gaming Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada State Gaming Control Board in connection with the investigation. Any person who acquires more than 5% of any class of our voting securities must report the acquisition to the Nevada Gaming Commission; any person who becomes a beneficial owner of 10% or more of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “institutional investor,” as such term is defined in the regulations of the Nevada Gaming Commission, which acquires more than 10%, but not more than 25% of our voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. Additionally, an institutional investor may beneficially own more than 25%, but not more than 29%, of the voting securities if the ownership percentage results from a stock repurchase program. These institutional investors may not acquire any additional shares. An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, by-laws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.

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

Because we are a registered company, approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s Board in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Any person who is licensed, required to be licensed, registered, required to be registered, or who is under common control with those persons, collectively, “licensees,” and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $30,000 to pay the expenses of investigation by the Nevada Gaming Control Board of the licensee’s participation in foreign gaming. We currently comply with this requirement. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. Licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

In May 2006, we adopted a compliance plan, which has been amended from time to time, and appointed a compliance committee in accordance with Nevada Gaming Commission requirements.  It currently consists of the following Company directors: Kenneth A. Adams (Chair and Independent Director), Carl G. Braunlich (Independent Director), Kathleen Marshall (Independent Director), W.H. Baird Garrett (Independent Director) and Daniel R. Lee.  Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters, as well as other jurisdictions in which we operate. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

Indiana Regulatory Matters

We own and operate a wholly-owned subsidiary, Gaming Entertainment (Indiana) LLC, which acquired and operates Rising Star Casino Resort in Rising Sun, Indiana. The ownership and operation of casino facilities in Indiana are subject to extensive state and local regulation, including primarily the licensing and regulatory control of the Indiana Gaming Commission (“IGC”).  The IGC is given extensive powers and duties for administering, regulating and enforcing riverboat gaming in Indiana.

Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the IGC is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. In April 2007, the Indiana General Assembly enacted legislation that authorized the holders of two pari-mutuel racing permits located in Anderson and Shelbyville, Indiana to obtain gambling game licenses and install up to 2,000 slot machines at each facility (“racinos”). The IGC granted each horse track a five-year gaming license authorizing the use of such slot machines.  Installation of slot machines beyond the statutorily authorized number is allowed with further approval by the Indiana Gaming Commission. The slot operations at the racetracks opened in June of 2008. There is no similar cap on the number of gaming positions under each riverboat license, although the installation of additional tables and slots generally requires IGC approval. Historically, the IGC has generally permitted increases in gaming capacity, provided its concerns as to security and surveillance coverage are accommodated.  In November 2011, the Indiana Commission authorized Indiana Grand, located in Shelbyville, to install an additional 200 slot machines at its facility. In November 2012, the Indiana Gaming Commission authorized Hoosier Park, in Anderson, Indiana, to install an additional 200 slot machines at its facility.

The Indiana Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of Indiana, including comprehensive law enforcement provisions. The Indiana Act vests the IGC with the power and duties of administering, regulating and enforcing the system of riverboat gaming in Indiana. The IGC’s jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in Indiana.

The Indiana Act requires the owner of a riverboat gaming operation to hold an owner’s license issued by the IGC. To obtain an owner’s license, the Indiana Act requires extensive disclosure of records and other information concerning an applicant. Applicants for licensure must submit a comprehensive application and personal disclosure forms and undergo an exhaustive background investigation prior to the issuance of a license. The applicant must also disclose the identity of every person holding an ownership interest in the applicant. The IGC has the authority to request specific information on or license anyone holding an ownership interest.  An ownership interest in a licensee may only be transferred in accordance with the Indiana Act and the rules promulgated thereunder.

Each license is a revocable privilege and is not a property right under the Indiana Act.   An Indiana riverboat license entitles the licensee to own and operate one riverboat and gaming equipment as part of a gaming operation. The Indiana Act allows a person to hold up to 100% of up to two separate licenses. Each initial owner’s license runs for a period of five years. Thereafter, the license is subject to renewal on an annual basis upon a determination by the IGC that the licensee continues to be eligible for an owner’s license pursuant to the Indiana Act and the rules and regulations adopted thereunder. A licensee may not lease, hypothecate, borrow money against or lend money against an owner’s riverboat gaming license. An ownership interest in an owner’s riverboat gaming license may only be transferred in accordance with the regulations promulgated under the Indiana Act.  Gaming Entertainment (Indiana) LLC applied for and, on March 15, 2011, was granted the transfer of a riverboat owner’s license. Thereafter, Gaming Entertainment (Indiana) LLC has renewed its license annually on September 15 of each year.

The Indiana Act requires that a licensed owner undergo a complete investigation every three years. If for any reason the license is terminated, the assets of the riverboat gaming operation cannot be disposed of without the approval of the IGC. Furthermore, the Indiana Act requires licensees to disclose the identity of all directors, officers and persons holding a beneficial ownership interest in the licensee, and the IGC may require licensure for such persons, as well as other key employees.  The IGC also requires a comprehensive disclosure of financial and operating information on licensees, their principal officers and their parent corporations.

If an institutional investor acquires 5% or more of any class of voting securities, the investor is required to notify the IGC and may be subject to a finding of suitability.  Institutional investors who acquire 15% or more of any class of voting securities are subject to a finding of suitability.  In addition, the IGC may require an institutional investor that acquires 15% or more of certain non-voting equity units to apply for a finding of suitability.  Any other person who acquires 5% or more of any class of voting securities of a licensee is required to apply for a finding of suitability.

The Indiana Act prohibits contributions to a candidate for a state, legislative, or local office, to a candidate’s committee or to a regular party by the holder of a riverboat owner’s license or a supplier’s license, by a political action committee of the licensee, by an officer of a licensee, by an officer of a person that holds at least 1% interest in the licensee or by a person holding at least 1% interest in the licensee.

In 2009, the Indiana General Assembly enacted legislation requiring all casino operators to submit for approval by the IGC a written power of attorney identifying a person who would serve as a trustee to temporarily operate the casino in certain rare circumstances, such as the revocation or non-renewal of any owner’s license; the denial of an owner’s license to a proposed transferee and the person attempting to sell the riverboat is unable or unwilling to retain ownership or control; or a licensed owner agrees in writing to relinquish control of the riverboat. The IGC has developed a model power of attorney granting the trustee board an exclusive authority to exercise and perform those acts and powers concerning real and personal property transactions, litigation, insurance, employees and making transactions.  The power of attorney, which each licensee is required to execute, also authorizes the trustee, on behalf of the licensee, to commence, manage, and consent to relief in a case involving the licensee under bankruptcy code without the consent of the licensee.  A riverboat’s owner has 180 days after the date of the resolution is adopted to sell the riverboat and its related properties to a suitable owner who is approved by the IGC.  If the owner is unable to sell the property within the timeframe, the trustee may take any action necessary to sell the property to a person who meets the requirements for licensure under the Indiana Act.  During the time period that the trustee is operating the casino operations, the trustee has exclusive and broad authority over the casino gambling operations.  The IGC most recently approved Gaming Entertainment (Indiana) LLC’s power of attorney renewal on September 18, 2014.

The IGC has promulgated a rule mandating that licensees maintain a cash reserve.  The cash reserve is to be equal to a licensee’s average payout for a three-day period based on the riverboat’s performance during the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated. The IGC has also promulgated a rule that prohibits distributions, excluding distributions for the payment of state or federal taxes, by a licensee to its partners, shareholders, its self or any affiliated entity if the distribution would impair the financial viability of the riverboat gaming operation.

The Indiana Act does not limit the maximum bet or loss per patron. Each licensee sets minimum and maximum wagers on its own games. Players must use chips or tokens as, according to the Indiana Act, wagering may not be conducted with money or other negotiable currency. No person under the age of 21 is permitted to wager, and wagers may only be taken from persons present at a licensed riverboat.

Contracts to which Gaming Entertainment (Indiana) LLC is a party are subject to disclosure and approval processes imposed by Indiana regulations.  A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received.  All contracts are subject to disapproval by the IGC.

Through the establishment of purchasing goals, the IGC encourages minority business enterprises and women business enterprises to participate in the gaming industry. The goals must be derived from the statistical analysis of utilization studies of licensee contracts for goods and services. Failure to meet these goals will be scrutinized heavily by the IGC, and the Indiana Act authorizes the IGC to suspend, limit or revoke an owner’s gaming license or impose a fine for failure to comply with these guidelines. If a determination is made that a licensee has failed to demonstrate compliance with these guidelines, the licensee has 90 days from the date of the determination to comply.

Pursuant to a 2013 amendment to the graduated wagering tax law, riverboat licensees that received Adjusted Gross Receipts (“AGR”) under $75.0 million are subject to a graduated wagering tax with a starting tax rate of 5% for the first $25.0 million of AGR and a top rate of 40% for AGR in excess of $600.0 million. “AGR” is the total of all cash and property received from gaming less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%).

The 2013 legislation also permits riverboats and racinos to deduct amounts attributable to qualified wagering incentives from AGR.  Qualified wagering incentives refers to wagers made by patrons using non-cash vouchers, coupons, electronic credits or electronic promotions offered by the licensee and are commonly referred to as “free play”.  For the state fiscal years ending after June 30, 2013, and before July 1, 2016, the maximum amount of permitted deduction is $5.0 million.

In addition to the wagering tax, an admissions tax of $3 per admission is assessed. The Indiana Act provides for the suspension or revocation of a license if the wagering and admissions taxes are not timely submitted.

Pursuant to a development agreement between the Company and the City of Rising Sun, Indiana, we are required to pay annually 1.55% of AGR if $150 million or less, or 1.6% of AGR if greater than $150 million, to the Rising Sun Regional Foundation.

Real property taxes are imposed on riverboats at rates determined by local taxing authorities.  Income to us from Rising Star Casino Resort is also subject to the Indiana adjusted gross income tax and certain court decisions have resulted in gaming taxes not being deductible in the computation of Indiana income taxes.  Sales on a riverboat and at its related amenities, other than gaming revenues, are subject to applicable use, excise and retail taxes.  The Indiana Act requires a riverboat licensee to directly reimburse the IGC for the costs of gaming enforcement agents which are required to be present while gaming is conducted.

A licensee may enter into debt transactions of $1.0 million or greater only with the prior approval of the IGC. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the licensee enters into a debt transaction would be suitable for licensure under the Indiana Act. Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings. The IGC, by resolution, has authorized its executive director, subject to subsequent ratification by the IGC, to approve debt transactions after a review of the transaction documents and consultation with the IGC’s Chairman and the IGC’s financial consultant.

The IGC may subject a licensee to fines, suspension or revocation of its license for any act that is in violation of the Indiana Act or the regulations of the IGC or for any other fraudulent act. In addition, the IGC may revoke an owner’s license if the IGC determines that the revocation of the license is in the best interests of the State of Indiana. Limitation, conditioning, or suspension of any gaming license or approval or the directive to utilize its power of attorney could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

The Indiana Act provides that the sale of alcoholic beverages at riverboat casinos is subject to licensing, control and regulation pursuant to Title 7.1 of the Indiana Code and the rules adopted by the Indiana Alcohol and Tobacco Commission.

Mississippi Regulatory Matters

In order to acquire, own and operate Silver Slipper Casino or any other gaming operation in Mississippi, we are subject to the Mississippi Gaming Control Act (“Mississippi Act”) and to the licensing and regulatory control of the Mississippi Gaming Commission (“MGC”), the Mississippi Department of Revenue and various local, city and county regulatory agencies.

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

●
maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues, including recordkeeping and requiring the filing of periodic reports to the MGC;

●	the prevention of cheating and fraudulent practices;

●	providing a source of state and local revenues through taxation and licensing fees; and

●	ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

The Mississippi Act provides for legalized gaming in each of the 14 counties that border the Gulf Coast or the Mississippi River; however, gaming is legal only if the voters in the county have not voted to prohibit gaming in that county. Currently, gaming is permissible in nine of the fourteen counties and occurs in all nine counties. Historically, the Mississippi Act required gaming vessels to be located on the Mississippi River or on navigable waterways in eligible counties along the Mississippi River or in waters along the Gulf Coast shore of the eligible counties. However, more recently, the Mississippi Act has been amended to permit licensees in the three counties along the Gulf Coast to establish land-based casino operations. Due to another change to the Mississippi Act, the MGC has also permitted licensees in approved river counties to conduct gaming operations on permanent structures, provided that the majority of any such structure is located on the river side of the “bank full” line of the Mississippi River.

We and any subsidiary we own that operates a casino in Mississippi are subject to the licensing and regulatory control of the MGC. As the sole member of Silver Slipper Casino Venture LLC, a licensee of the MGC, we applied for registration with the MGC as a publicly traded corporation, which was granted on September 20, 2012. As a registered, publicly-traded corporation, we are required periodically to submit financial and operating reports, and any other information that the MGC may require. If we fail to satisfy the requirements of the Mississippi Act, we and our Mississippi subsidiary, Silver Slipper Casino Venture LLC, cannot own or operate gaming facilities in Mississippi. No person may receive any percentage of profits from a Mississippi gaming licensee without first obtaining the necessary licensing and approvals from the MGC. A Mississippi gaming licensee must maintain a gaming license from the MGC, subject to certain conditions, including continued compliance with all applicable state laws and regulations.

There are no limitations on the number of gaming licenses that may be granted. Further, the Mississippi Act provides for 24-hour gaming operations and does not limit the maximum bet or loss per patron or the percentage of space that may be utilized for gaming. Gaming licenses are issued for a three-year period, are not transferable, and must be renewed periodically thereafter. There is no assurance that a new license can be obtained at the end of each three-year period of a license.  Moreover, the MGC may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license.  Silver Slipper Casino was most recently granted a renewal of its license by the MGC on June 21, 2012, effective July 20, 2012. The license expires on July 19, 2015, and we submitted our application for renewal to the MGC on March 3, 2015.

If the MGC determines that we violated gaming laws, then the approvals and licenses we hold could be limited, conditioned, suspended or revoked, and we, our subsidiary, and the individuals involved, could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the MGC. Such limitation, conditioning, or suspension of any gaming license or approval could (and revocation of any gaming license or approval would) materially adversely affect us, our gaming operations and our results of operations.

Certain of our officers, directors and key employees are required to be, and have been, found suitable by the MGC and employees associated with gaming must obtain work permits which are subject to immediate suspension under certain circumstances. The MGC, at its discretion, may require additional persons to file applications for findings of suitability.  An application for suitability may be denied for any cause deemed reasonable by the MGC. Changes in specified key positions must be reported to the MGC. In addition to its authority to deny an application for a license, the MGC has jurisdiction to disapprove a change in position by an officer, director or key employee. The MGC has the power to require licensed gaming companies to suspend or dismiss officers, directors or other key employees and to sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Mississippi. We believe that we have obtained, applied for or are in the process of applying for all necessary findings of suitability with respect to such persons affiliated with us or Silver Slipper Casino Venture LLC, although the MGC, in its discretion, may require additional persons to file applications for findings of suitability.

The MGC may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees in connection with the investigation. At any time, the MGC has the power to investigate and require the finding of suitability of any beneficial stockholders of record. The Mississippi Act requires that any person who acquires more than 5% of any class of our voting securities, as reported to the Securities and Exchange Commission, must report the acquisition to the MGC and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of 10% or more of any class of our voting securities, as reported to the Securities and Exchange Commission, is required to apply for a finding of suitability by the MGC and must pay the costs and fees that the MGC incurs in conducting its investigation. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

The MGC generally has exercised its discretion to require a finding of suitability of any beneficial owner of 5% of any class of voting securities of a registered corporation. However, under certain circumstances, an “institutional investor”, as defined in the Mississippi gaming regulations, which acquires more than 10%, but not more than 15%, of the voting securities of a registered corporation, as reported to the Securities and Exchange Commission, may apply for a waiver of such finding of suitability if such investor holds the securities for investment purposes only. An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the MGC finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes include (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in the registered corporation’s management, policies or operations and (3) such other activities as the MGC may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the MGC may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the MGC may be guilty of a misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

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

The MGC may require us to disclose the identities of the holders of our debt or other securities, and, in its discretion, require such holders to file applications, be investigated and be found suitable to own any debt security of a registered corporation. Although the MGC generally does not require the individual holders of such securities to be investigated and found suitable, it retains the right to do so for any reason deemed necessary by the MGC. The applicant holder of any debt securities is required to pay all costs of such investigation.

If the MGC determines that a person is unsuitable to own such debt security, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the MGC, we:

●	pay to the unsuitable person any dividends, interest or any distribution whatsoever;

●	recognize any voting right by such unsuitable person in connection with such securities;

●	pay the unsuitable person remuneration in any form; or

●	make any payment to the unsuitable person by way of principal, redemption, conversion; exchange, liquidation or similar transaction.

Each Mississippi gaming subsidiary must maintain in Mississippi a current stock ledger with respect to the ownership of its equity securities. We also must maintain a current list of our shareholders, which must reflect the record ownership of each outstanding share of any class of our equity securities. The ledger and stockholder lists must be available for inspection by the MGC at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the MGC. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner. The Mississippi Act requires that certificates representing securities of a registered corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the MGC. On September 20, 2012, we received a waiver of this legend requirement from the MGC. The MGC has the power to impose additional restrictions on the holders of our securities at any time.

Substantially all material loans, leases, sales of securities and similar financing transactions by a registered corporation or a Mississippi gaming subsidiary must be reported to and approved by the MGC. A Mississippi gaming subsidiary may not make a public offering of its securities, but may pledge or mortgage casino facilities. A registered corporation may not make a public offering of its securities without the prior approval of the MGC if any part of the proceeds of the offering is to be used to finance the construction, acquisition, or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering. We have received a waiver of the prior approval requirement with respect to public offerings and private placements of securities, subject to certain conditions.

A Mississippi gaming subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by a security issued by an affiliated company, without the prior approval of the MGC. A pledge of the stock of a Mississippi gaming subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the MGC. We have obtained approvals from the MGC for such guarantees, pledges and restrictions in connection with offerings of securities, subject to certain restrictions.

Also, changes in control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation and approval by the MGC.

The Mississippi legislature has declared that some repurchases of voting securities, corporate acquisitions opposed by management, and corporate defense tactics affecting Mississippi gaming licensees and registered corporations that are affiliated with those operations, may be harmful to stable and productive corporate gaming. The MGC has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Mississippi’s gaming industry and to further Mississippi’s policy to:

●	assure the financial stability of corporate gaming licensees and their affiliates;

●	preserve the beneficial aspects of conducting business in the corporate form; and

●	promote a neutral environment for the orderly governance of corporate affairs.

Because we are a registered corporation, approvals may be required from the MGC before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Mississippi gaming regulations also require prior approval of a plan of recapitalization proposed by a registered corporation’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control of the registered corporation.

Neither we nor Silver Slipper Casino Venture LLC may engage in gaming activities in Mississippi while also conducting operations outside of Mississippi without approval of, or a waiver of such approval by, the MGC. The MGC may require determinations that there are means for the MGC to have access to information concerning us and our affiliates’ out-of-state gaming operations. We have approval from the MGC for foreign gaming operations in that such approval for foreign gaming operations is automatically granted under the Mississippi regulations in connection with foreign operations (except for internet gaming activities) conducted within the 50 states or any territory of the United States, or on board any cruise ship embarking from a port located therein. The MGC requires a formal foreign gaming waiver for involvement in internet gaming.

License, fees and taxes are payable to the State of Mississippi, the MGC, and the county and city in which our Mississippi subsidiary, Silver Slipper Casino Venture LLC’s gaming operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Gaming fees and tax calculations are generally based upon (1) a percentage of the gross gaming revenues received by the subsidiary operation; (2) the number of gaming devices operated by the casino; or (3) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon gross revenue (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per calendar month, 6% of gross revenue in excess of $50,000 but less than $134,000 per calendar month, and 8% of gross revenue in excess of $134,000 per calendar month.  The Gaming Commission imposes a flat annual fee on each casino operator licensee, covering all investigative fees for that year associated with an operator licensee, any entity registered as a holding company or publicly traded corporation of that licensee, and any person required to be found suitable in connection with that licensee or any holding company or publicly-traded corporation of that licensee.  The annual fee is based on the average number of gaming devices operated by the licensee during a twelve month period, as reported to the MGC.  The investigative fee is $325,000 for licensees with 1,500 or more gaming devices, $250,000 for licensees with 1,000 to 1,499 gaming devices, and $150,000 for licensees with less than 1,000 gaming devices.  The fee is payable in four (4) equal quarterly installments.  During the twelve months ended December 31, 2014, the Silver Slipper Casino operated an average of 955 gaming devices.

The sale of alcoholic beverages at our Mississippi gaming operation is subject to the licensing, control and regulation by the Alcoholic Beverage Control Division of the Mississippi Department of Revenue as well as local ordinances. If alcohol regulations are violated, the Alcoholic Beverage Control Division may limit, condition, suspend or revoke any license for the serving of alcoholic beverages or place such licensee on probation with or without conditions.

In November 2004, Silver Slipper Casino Venture LLC entered into a thirty-year public trust tidelands lease agreement with the State of Mississippi for certain marsh lands. Prior to Hurricane Katrina, all Gulf Coast casinos had similar tidelands leases with the State of Mississippi, generally for the lease of water bottoms under each casino when the casinos were required to be floating. Subsequent to Hurricane Katrina, the law changed to allow casinos to be built on land no further than 800 feet from the approved gaming site. Therefore the tidelands lease expired and the Gulf Coast casinos hold “In Lieu” agreements with the State of Mississippi. The “In Lieu” agreements are in the form of a property tax assessment with the State of Mississippi and the properties are taxed similarly to their tidelands leases as long as they occupy the land and continue gaming operations.  Payments under our “In Lieu” agreement are currently $472,000 per year and are subject to annual review and adjustment including consumer price index factors.

Costs and Effects of Compliance with Environmental Laws

Indiana riverboat casinos are subject to regulation by the Indiana Department of Environmental Management (“IDEM”). That department has regulations similar to the federal Department of Environmental Protection and maintains enforcement programs in the areas of air pollution, water and wastewater pollution and hazardous waste handling. Operating a riverboat and a golf club, we are subject to the regulation of the IDEM in our operations. The IDEM has reporting requirements and can impose fines and other penalties for violations of its regulations. While there can be criminal sanctions for serious and intentional violations of the regulations, the general penalty is a fine of up to $30,000 for each day of a violation and injunctions against continued violations and corrective orders. Rising Star Casino Resort has not been the subject of any fine or other enforcement proceeding by the IDEM.

Competition

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, riverboat and dockside gaming, casino gaming on tribal land, state-sponsored lotteries, video poker in restaurants, bars and hotels, internet gaming, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks.  Silver Slipper Casino, Rising Star Casino Resort, Stockman’s Casino and Grand Lodge Casino, as well as other casinos that we may develop or acquire, compete with all these forms of gaming.  We also will compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to their feeder markets at an advantage; product quality, both in terms of the quality of the facilities and customer service; breadth of offerings, including the selection of casino games and other non-gaming amenities (such as a hotel) offered at the facility; and marketing, often the amount and frequency of promotions offered to guests.

Silver Slipper Casino

Silver Slipper Casino is one of eleven casinos located on the Gulf Coast. Its closest competitor is the Hollywood Casino, approximately a fifteen minute drive to the northeast in Bay St. Louis.  The Hollywood Casino is larger than our property with approximately 1,200 slot machines, 20 table games and 290 hotel rooms. Approximately 30 minutes further to the east, in Gulfport, Mississippi, is Island View, with approximately 2,000 slot machines, over 40 table games and approximately 560 hotel rooms.   Island View is constructing an expansion to include a new 400-room beachfront hotel, restaurants and meeting and convention space. The Island View expansion is expected to be completed by the summer of 2015. There are also eight casinos in the Biloxi area, approximately an hour away on I-10 East. The largest Biloxi casinos include Beau Rivage and IP Casino, Resort & Spa. The IP Casino, Resort & Spa includes approximately 1,800 slot machines, 60 table games and a poker room.  Beau Rivage includes 2,000 slot machines, 80 table games and a poker room.  In January 2014, the Hard Rock Biloxi completed a 154-room expansion project, which increased its hotel capacity to 479 rooms.  In May 2014, the Golden Nugget Biloxi completed a $100 million renovation project.  Approximately 1.5 hours to the west of the Silver Slipper Casino are three casinos located in or near New Orleans: Harrah’s New Orleans, Boomtown New Orleans and the Treasure Chest.  The largest of these casinos is Harrah’s New Orleans, in downtown New Orleans, which features approximately 1,800 gaming machines, 150 table and poker games and a 450-room hotel.  In January 2015, Boomtown New Orleans opened a 150-room hotel, the first hotel product at that property.  Each of these facilities is within the general market of Silver Slipper Casino and is expected to continue providing competition to our Silver Slipper Casino operation.

Rising Star Casino Resort

The Rising Star Casino Resort is one of three riverboat casinos located on the Ohio River in southeastern Indiana. Its closest competitor is Hollywood Casino Lawrenceburg, approximately 20 minutes away, which features a large casino with over 2,200 slot machines and 76 table games.  Approximately 30 minutes to the south of Rising Star Casino Resort is Belterra Casino Resort & Spa, with approximately 1,200 slot machines and 45 table games. Ohio legalized a limited number of casinos in 2009. The Scioto Downs racino and the Hollywood Casino opened in Columbus, Ohio in June and October 2012, respectively.  Scioto Downs includes over 2,100 slots and live horse racing. Hollywood Casino Columbus includes over 2,250 slots, approximately 114 table games and a poker room. In March 2013, the Horseshoe Cincinnati opened in downtown Cincinnati featuring 1,950 slot machines, 119 table games and a poker room.  Miami Valley Gaming opened approximately 30 miles north of Cincinnati in December 2013 and has over 1,550 slots.  Belterra Park racino opened in May 2014 with over 1,300 slot machines and the Hollywood Dayton racino opened in August 2014 with approximately 980 slot machines. While Kentucky has limited legal gaming, the cities of Lexington and Louisville are within the market of Rising Star Casino Resort. Should Kentucky expand legalized gaming, Rising Star could be adversely impacted. Two racetracks in Kentucky have recently installed wagering devices branded “historical racing machines”, but it is not yet clear if such machines are permitted under Kentucky law.  There is a racetrack in Northern Kentucky near Rising Sun that has not yet installed such wagering devices.  Also, the two racinos near Indianapolis that Rising Star Casino Resort competes with are currently trying to amend existing legislation that prohibits them from offering table games with live dealers, similar to what Rising Star currently offers.  This change, should it occur, would likely impact our business.

Stockman’s Casino

Stockman’s Casino is located in Fallon, Nevada on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in the Churchill County area.  The county’s population is roughly 25,000, with a nearby naval air base having a significant economic impact on our business.   While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations. Furthermore, if the naval air base closed, it would likely have an adverse effect on our financial condition and results of operations.

Grand Lodge Casino

Grand Lodge Casino is one of four casinos located within a five mile radius in the North Lake Tahoe area.   A fifth casino is currently expected to re-open in December 2015.

Grand Lodge also competes with casinos in nearby South Lake Tahoe and Reno.  There are also numerous Native American casinos in California serving the Northern California market.

Employees

As of February 20, 2015, we had twelve full-time corporate employees, two of whom are executive officers and four that are senior management. Our casino properties had 985 full-time and 277 part-time employees as follows:

	Full-time	Part-time
Silver Slipper Casino	393	90
Rising Star Casino Resort	416	139
Grand Lodge Casino	91	36
Stockman’s Casino	85	12

We believe that our relationship with our employees is good. None of our employees are currently represented by a labor union.

Item 1A. Risk Factors.

An investment in our securities is subject to risks inherent to our business. We have described below what we currently believe to be the material risks and uncertainties in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.

We also face other risks and uncertainties beyond what is described below. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly. You could lose all or part of your investment.

Risks Related to our Substantial Indebtedness

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing or refinancing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2014, we had indebtedness of $60.6 million, including $40.6 million of variable interest debt and $20 million of 14.25% debt.  We are incurring additional debt in 2015, including for the construction of our hotel at Silver Slipper Casino.  Our variable interest rate debt is due in June of 2016, while our 14.25% debt is due in April 2017.

There can be no assurance that we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

●	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

●	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

●
requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund other working capital, capital expenditures and general corporate requirements;

●	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

●
causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

●	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

●	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

●	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

●	subjecting us to financial and other restrictive covenants in our indebtedness, the non-compliance with which could result in an event of default.

If we fail to refinance our debt at least one year prior to its maturity, it becomes a current liability.  Having a large current liability may cause our auditors to qualify their opinion as to our status as a “going concern”. There can be no assurance that our business will generate sufficient cash flow from operations, that our anticipated growth in operations will be realized, or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness, to complete construction of the hotel at Silver Slipper Casino, or to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

We may need to refinance all or a portion of our debt on or before maturity. There can be no assurance that we will be able to refinance any of our debt on either attractive terms or commercially reasonable terms, or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Certain borrowings under our credit facilities are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.

Our indebtedness imposes restrictive covenants on us.

Our credit facilities impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt obligations include, among other obligations, limitations on our and our subsidiaries’ ability to:

●	incur additional debt;

●	make payments on subordinated obligations;

●	make dividends or distributions and repurchase stock;

●	make investments;

●	grant liens on our property to secure debt;

●	sell assets or enter into mergers or consolidations;

●	sell equity interest in our subsidiaries;

●	make capital expenditures;

●	amend or modify our subordinate indebtedness without obtaining consent from the holders of our senior indebtedness.

Our credit facilities impose various customary affirmative covenants on us and our restricted subsidiaries, including, among others, reporting covenants, covenants to maintain insurance, compliance with laws, maintenance of properties and other covenants customary in financings of this type. In addition, our credit facilities require that we comply with various restrictive maintenance financial covenants, including a maximum total leverage ratio and maximum first lien leverage ratio (a ratio of total debt to LTM Adjusted EBITDA (as defined in our credit facilities )), and a fixed charge coverage ratio.

Our ability to comply with the covenants governing our indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, there can be no assurance that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness, including failure to comply as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

If there were an event of default under one of our credit facilities, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt obligations. There can be no assurance that our assets or cash flow would be sufficient to repay borrowings under our outstanding credit facilities if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurance that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents and working capital, as well as future cash from operations and availability under the revolving term loan, will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. If we are unable to obtain financing on commercially reasonable terms, it could:

●	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

●	restrict our ability to capitalize on business opportunities;

●	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

●	place us at a competitive disadvantage.
29

Risks Related to our Business

We may face reductions in discretionary consumer spending as a result of an economic downturn.

Our net revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow.

We face significant competition from other gaming and entertainment operations.

                The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, racetrack casinos, video lottery, poker machines not located in casinos, Native American gaming, social gaming and other forms of gaming in the U.S. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and results of operations.

                In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including: shopping; athletic events; television and movies; concerts; and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions, including states adjacent to states in which we currently have facilities (such as in Ohio), have recently legalized and implemented gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us.

                Gaming competition is intense in most of the markets where we operate. As competing properties and new markets are opened, our operating results may be negatively impacted. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions.  We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in “Item 1, Business – Competition”.

We face extensive regulation from gaming and other regulatory authorities.

Licensing.    The ownership, management and operation of gaming facilities are subject to extensive state and local regulation.   See “Item 1. Business – Government Regulation.”

Taxation and fees.    We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state, local and provincial income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our business, financial condition and results of operations. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

Compliance with other laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, employment, construction and land-use laws and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain federal, state and other regulations.

We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally. The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the Internal Revenue Service (“IRS”).  This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements.  Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation.  In recent years, the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and recent public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income.  This could impact our ability to attract and retain casino guests.

Our riverboat must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify our casino riverboat for stability and single compartment flooding integrity. Our casinos also must meet local fire safety standards. We would incur additional costs, if any, if our gaming facilities were not in compliance with one or more of these regulations.

We are also subject to various federal, state, and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, smoking, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violations of anti-money laundering laws or regulations by any of our properties could have an adverse effect on our financial condition, results of operations or cash flows. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted.

The imposition of a substantial penalty could have a material adverse effect on our business.

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate.  The gaming areas of our properties are not currently subject to tobacco restrictions.  While gaming areas have generally been exempted from these restrictions, if additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a significant decrease in gaming revenue and particularly, if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected.

We derive a significant amount of our revenues from our properties located in Indiana and Mississippi, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Because we derive a majority of our revenues from properties concentrated in two states, we are subject to greater risks from regional conditions than a gaming company with operating properties in several different geographies. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

●	regional economic conditions;

●	regional competitive conditions, including legalization or expansion of gaming in Indiana, Mississippi or in neighboring states;

●	allowance of new types of gaming, such as the introduction of live table games at Indiana racinos;

●	reduced land and air travel due to increasing fuel costs or transportation disruptions;
●	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

●	place us at a competitive disadvantage.

Some of our casinos are located on leased property. If lessor buyout rights are exercised or if we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land at our Silver Slipper Casino in Mississippi, and one of the two hotels at our Rising Star Casino Resort in Indiana.  We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that are less than fair market value or that are financially unfavorable to us.  Since we do not completely control the land, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our credit facilities.

We are engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned.

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects also entail significant risks, including:

●	shortage of materials;

●	shortage of skilled labor or work stoppages;

●	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

●	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

●	unanticipated cost increase or delays in completing the project;

●	delays in obtaining or inability to obtain or maintain necessary license or permits;

●	changes to plans or specifications;

●	performance by contractors and subcontractors;

●	disputes with contractors;

●	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;

●	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

●	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

●
requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and

●
increases in the cost of raw materials for construction, driven by demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects.

Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered, and it is uncertain whether such insurance will provide sufficient payment in a timely fashion even for those risks that are insured and material to us.

Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion, notwithstanding the existence of any guaranteed maximum price construction contracts.

The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

Our properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment.  We may also need to make capital expenditures at our casino properties to comply with applicable laws and regulations.

Renovations and other capital improvements at our properties require significant capital expenditures. In addition, renovations and capital improvements usually generate little or no cash flow until the projects are completed.  We may not be able to fund such projects solely from cash provided from operating activities.  Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions.  There can be no assurance that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms. Our failure to renovate our properties may put us at a competitive disadvantage.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In late 2013 and early 2014, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, tornados, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Mississippi property is located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region and damaged our Mississippi facility.  Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River.

Catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. There also can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be materially adversely affected.

We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.

Although we maintain insurance that our management believes is customary and appropriate for our business, there can be no assurance that insurance will be available at reasonable costs in any given year or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property, and reduce the funds available for payments of our obligations.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Mississippi. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.

We expect to continue pursuing expansion opportunities, and we regularly evaluate opportunities for acquisition and development of new properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size.

We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

Management of new properties, especially in new geographic areas, may require that we increase our management resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.

Our ability to achieve our objectives in connection with any acquisition we may consummate may be highly dependent on, among other things, our ability to retain the senior level property management teams of such acquisition candidates. If, for any reason, we are unable to retain these management teams following such acquisitions or if we fail to attract new capable executives, our operations after consummation of such acquisitions could be materially adversely affected.

If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity, ability to satisfy financial covenants and comply with other restrictive covenants under our debt agreements, and ability to pay or refinance our credit facilities and other indebtedness.

The occurrence of some or all of the above described events could have a material adverse effect on our business, financial condition and results of operations.

We may face risks related to our ability to receive regulatory approvals required to complete, or other delays or impediments to completing, certain of our acquisitions.

Our growth may be fueled, in part, by the acquisition of existing gaming and development properties. In addition to standard closing conditions, our acquisitions are often conditioned on the receipt of regulatory approvals and other hurdles that create uncertainty and could increase costs. Such delays could significantly reduce the benefits to us of such acquisitions and could have a material adverse effect on our business, financial condition and results of operations.

We face a number of challenges prior to opening new or upgraded facilities.

No assurance can be given that, when we endeavor to open new or upgraded facilities, the expected timetables for opening such facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. For example, recent labor disputes at port facilities in California has delayed the arrival of some furniture items needed for the hotel we are constructing in Mississippi. Delays in opening new or upgraded facilities could lead to increased costs and delays in receiving anticipated revenues with respect to such facilities and could have a material adverse effect on our business, financial condition and results of operations.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

There can be no assurance that the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return or any return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect our operating results and financial condition and may make it more difficult to raise capital.

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

●	changes in federal, state or local tax or regulations, including state gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;

●
aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;

●
as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;

●	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

●	our reliance on slot play revenues and any additional costs imposed on us from vendors;

●	availability and cost of the many products and service we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

●	availability and costs associated with insurance;

●	increase in costs of labor, including due to potential unionization of our employees;

●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure; and

●	our properties use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

We may experience an impairment of our goodwill, which could adversely affect our financial condition and results of operations.

We have recognized a substantial amount of goodwill in connection with the purchase of our owned properties. We test goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying value may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill since the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. However, actual results may differ from those projections. Further, we may need to recognize an impairment of some of the goodwill recognized, which would adversely affect our financial condition and results of operations.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and are reliant on electrical power to operate.

Any unscheduled disruption in our technology services or interruption in the supply of electrical power could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, a failure of our information technology or related systems, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Our information technology and other systems are subject to cyber security risk, including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit our customers’ personal and financial information, credit card settlements, credit card funds transmissions, mailing lists and reservations information. We have taken steps designed to safeguard our customers’ confidential personal information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions.  To date, none of these matters have had a material adverse effect on our business, financial condition or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.  We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines and related systems operated by us at our gaming facilities. It is important, for competitive reasons, that we offer popular and up to date slot machine games to our customers.

A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by a few select companies, and there has been recent consolidation activity within the gaming equipment sector.

In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

We depend on our key personnel.

We are highly dependent on the services of our executive management team and other members of our senior management team.  Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies, and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations.

We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

Subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital.

We may need to access the capital markets or otherwise obtain additional funds to complete subsequent phases of our existing projects and to fund potential enhancements we may undertake at our facilities there. We do not know when or if the capital markets will permit us to raise additional funds for such phases and enhancements in a timely manner, on acceptable terms, or at all. Inability to access the capital markets, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our subsequent phases and enhancement projects.

Our ability to obtain bank financing or to access the capital markets for future offerings may also be limited by our financial condition, results of operations or other factors, such as our credit rating or outlook at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. As we seek additional financing, we will be subject to the risks of rising interest rates and other factors affecting the financial markets.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

●	actual or anticipated variations in our quarterly results of operations;

●	change in market valuations of companies in our industry;

●	change in expectations of future financial performance;

●	regulatory changes;

●	fluctuations in stock market prices and volumes;

●	issuance of common stock market prices and volumes;

●	issuance of common stock or other securities in the future;

●	the addition or departure of key personnel; and

●	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

The global financial crisis and recession have affected our business and financial condition, and economic and financial market conditions may continue to affect us in ways that we currently cannot accurately predict.

The credit crisis, economic recession and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. The U.S. economy continues to experience some weakness following a severe recession, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. While the U.S. economy has emerged from the recession, high levels of unemployment have continued to persist. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the recovery is uncertain. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience a material adverse effect on our business, results of operations and financial condition.

If our lenders were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our credit facilities, which would have a material adverse effect on our liquidity and financial condition.

The significant distress experienced by financial institutions during the financial crisis and the recession has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry. The credit and liquidity crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it had traditionally been. Volatility in the capital markets is perceived to be high. The need to access the capital markets could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations, liquidity and our ability to satisfy financial covenants and comply with other restrictive covenants.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following describes our principal real estate properties.  All properties listed below and substantially all other assets secure our indebtedness in connection with our First Lien Credit Agreement with Capital One Bank, N.A. (“First Lien Credit Facility”) and our Second Lien Credit Agreement with ABC Funding, LLC (“Second Lien Credit Facility”), as discussed in Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Silver Slipper Casino

We own the Silver Slipper located in Bay St. Louis, Mississippi which offers a casino with approximately 37,000 square feet, three restaurants, a surface parking lot, and an 800-space parking garage.  It is located on 38 acres of land we lease pursuant to a Lease with Option to Purchase, as amended, which expires on April 30, 2058.  The leased land includes approximately 31 acres of protected marshlands.  We also lease approximately five acres of land occupied by the Silver Slipper Casino gaming office and warehouse space, as well as a small parcel of land with a building. We have commenced construction of a 129-room hotel, including nine suites, adjacent to the Silver Slipper Casino.  We expect to complete and open the 120 standard rooms in the second quarter of 2015, followed shortly thereafter by the remaining nine suites.

Rising Star Casino Resort

We own the Rising Star Casino Resort, located in Rising Sun, Indiana on the Ohio River.  The property consists of a dockside riverboat with approximately 40,000 square feet of gaming space, a land-based pavilion, a 190-room hotel, surface parking and an 18-hole golf course on 380 acres.  In addition, a third party constructed a new 104-room hotel that opened in 2013 on property adjacent to Rising Star Casino Resort, bringing total room capacity to 294.  Through our Indiana subsidiary, we lease this new hotel pursuant to a 10-year capital lease that includes an option to purchase the hotel during the term of the lease at a pre-set price or at the end of the term for $1 plus closing costs. Upon expiration of the term of the lease, if we have not exercised our option to purchase the hotel, the Landlord shall have the right and option to sell us the hotel for $1 plus closing costs. We are responsible for all maintenance and repairs.  See Note 6 to the consolidated financial statements set forth in “Item 8.  Financial Statements and Supplementary Data”.

Stockman’s Casino

We own Stockman’s Casino located in Fallon, Nevada. Stockman’s Casino is located on approximately five acres and includes 8,400 square feet of gaming space, a fine dining restaurant, coffee shop and adjacent surface parking.

Grand Lodge Casino

The Grand Lodge Casino has 18,900 square feet of gaming area and the casino is integrated into the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe.  Pursuant to a lease expiring on August 31, 2018, we operate the Grand Lodge Casino and pay a fixed monthly rent of $0.1 million over the term of the lease.   The lease includes an option, subject to future mutual agreement, to renew the lease for an additional five-year term.  The lease is secured by the Company’s interests under the lease and property, as defined, and is subordinate to the liens in the First and Second Lien Credit Facilities.  Lessor has an option to purchase the leasehold interest and the operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option purchase price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s EBITDA for the twelve-month period preceding the acquisition or for such period of time remaining on the lease term, whichever is less, plus the fair market value of the Grand Lodge Casino’s personal property (including slot machines).

Corporate Offices

We lease 2,569 square feet of office space in Las Vegas, Nevada pursuant to an amended lease agreement dated December 1, 2012.  The lease agreement expires on May 31, 2018.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$2.79	$1.92
Second Quarter	2.23	1.18
Third Quarter	1.59	0.87
Fourth Quarter	1.65	1.07

Year Ended December 31, 2013
First Quarter	$3.58	$2.75
Second Quarter	3.32	2.58
Third Quarter	3.05	2.61
Fourth Quarter	3.03	2.70

On March 23, 2015, the last sale price of our common stock as reported by the NASDAQ Capital Market was $1.47, and we had 96 registered holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date.  The payment of dividends in the future will be contingent upon our revenues and earnings, if any; the terms of our indebtedness; our capital requirements; growth opportunities; and general financial condition.   Our debt covenants restrict the payment of dividends and it is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, debt reduction and growth initiatives.  Accordingly, we do not anticipate paying any dividends in the foreseeable future.

Stock Options Granted In Connection With the Daniel R. Lee Employment Agreement

On November 28, 2014, the Company entered into the Employment Agreement with Daniel R. Lee pursuant to which Mr. Lee serves as the Company’s Chief Executive Officer.  The employment agreement is discussed in more detail in Item 1. “Business – Recent Developments”.

In connection with entering into the Employment Agreement, we granted Mr. Lee nonqualified stock options, covering 943,834 shares of Company common stock, with a per share exercise price equal to the closing price per share on the grant date. At the time, the Company did not have sufficient options available under the Company’s Amended and Restated 2006 Incentive Compensation Plan. The stock options were issued as an “employee inducement award” as permitted under the rules of NASDAQ and the Securities and Exchange Commission.  The options are scheduled to vest over a four-year period, with 25% vesting on November 28, 2015 and the remaining 75% vesting in substantially equal installments on each monthly anniversary thereafter, subject to Mr. Lee’s continued service through the applicable vesting date.  The stock options will vest in full on a change in control of the Company.  The Company intends to file a Registration Statement on SEC Form S-8 to register the shares issuable upon exercise of the nonqualified stock option.  As of December 31, 2014, all of Mr. Lee’s stock options remained outstanding.

Upon Mr. Lee’s termination of employment due to death or disability, he or his estate will be entitled to accelerated vesting of all outstanding stock options held by Mr. Lee on the termination date with respect to such number of shares underlying each stock option that would have vested over the one-year period immediately following the termination date had the stock options continued to vest in accordance with its term. If Mr. Lee’s employment is terminated by the Company without “cause” or by Mr. Lee for “good reason” (each, as defined in the Employment Agreement), then Mr. Lee will be entitled to receive full accelerated vesting of all outstanding Company stock options held by Mr. Lee on the termination dates.

Item 6.  Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We own, operate, develop, manage, and/or invest in casinos and related hospitality and entertainment facilities.

We currently own three casino properties and operate a fourth casino subject to a lease, as follows:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino (Owned)	2012	Bay St. Louis, MS (near New Orleans)	938	29	129(1)
Rising Star Casino Resort (Owned)	2011	Rising Sun, IN (near Cincinnati)	921	28	294(2)
Stockman’s Casino (Owned)	2007	Fallon, NV (one hour east of Reno)	265	4	--
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)	254	20	-- (3)
(1)	The Silver Slipper Casino is expected to open its hotel in the first half of 2015.
(2)	Includes a 190-room hotel that we own and operate, and a 104-room hotel that we lease pursuant to a 10-year capital lease.
(3)
Under the Facilities Agreement dated June 29, 2011 with Hyatt Equities, L.L.C. we have the ability to provide rooms to our guests at the Hyatt Regency at Lake Tahoe upon mutually agreeable rates, as well as other amenities and services that cater to our guests and support our operations.

Until our three-year contract expired in September 2014, we managed Buffalo Thunder Casino and Resort, Cities of Gold and other gaming facilities near Santa Fe, New Mexico for the Pueblo of Pojoaque.  In addition, we also previously managed, through a 50%-owned joint venture, the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi until we sold our interest in March 2012.

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations and construction at existing facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games and live keno. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment. Promotional allowances consist primarily of hotel, food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues.  We calculate operating income (loss) as net revenues less total operating costs and expenses. Operating income (loss) represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.

Results of Operations - 2014 Compared to 2013

Operating results – reportable segments

The following summarizes our operating results by reportable segment for the years ended December 31, 2014 and 2013, expressed in thousands of dollars:

			Percent of Net Revenues		Increase (Decrease)
	2014	2013	2014	2013	Dollars	Percent
Net Revenues
Silver Slipper Casino	$48,023	$51,629	39.6%	35.6%	$(3,606)	(7.0)%
Rising Star Casino Resort	51,110	69,147	42.1%	47.8%	(18,037)	(26.1)%
Northern Nevada Casinos	21,222	22,273	17.5%	15.5%	(1,051)	(4.7)%
Corporate and other	1,066	1,678	0.8%	1.1%	(612)	(36.5)%
	$121,421	$144,727	100.0%	100.0%	$(23,306)	(16.1)%
Operating income (loss)
Silver Slipper Casino	$2,189	$3,936	1.8%	2.7%	$(1,747)	(44.4)%
Rising Star Casino Resort	(12,742)	2,393	(10.5)%	1.7%	(15,135)	(632.4)%
Northern Nevada Casinos	3,609	334	3.0%	0.2%	3,275	980.5%
Corporate and other	(6,894)	(3,727)	(5.7)%	(2.6)%	(3,167)	(85.0)%
	$(13,838)	$2,936	(11.4)%	2.0%	$(16,774)	(571.3)%

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2014 and 2013, expressed in thousands of dollars:

			Percent of Net Revenues		Increase (Decrease)
	2014	2013	2014	2013	Dollars	Percent

Revenues, net
Casino	$109,566	$131,581	90.2%	90.9%	$(22,015)	(16.7)%
Non-casino related, net of promotional allowances	10,789	11,468	8.9%	7.9%	(679)	(5.9)%
Management fees	1,066	1,678	0.9%	1.2%	(612)	(36.5)%
	121,421	144,727	100.0%	100.0%	(23,306)	(16.1)%

Costs and expenses
Casino	56,867	67,779	46.8%	46.8%	(10,912)	(16.1)%
Non-casino related	10,311	10,086	8.5%	7.0%	225	2.2%
Project development and acquisition costs	296	67	0.2%	--%	229	341.8%
Board and executive transition costs	2,741	--	2.3%	--%	2,741	--%
Selling, general and administrative	43,942	50,447	36.2%	34.9%	(6,505)	(12.9)%
Depreciation and amortization	9,183	9,388	7.6%	6.5%	(205)	(2.2)%
Loss on disposal of assets, net	372	24	0.3%	--%	348	1,450%
Impairment charges	11,547	4,000	9.5%	2.8%	7,547	188.7%
	135,259	141,791	111.4%	98.0%	(6,532)	(4.6)%

Operating income (loss)	(13,838)	2,936	(11.4)%	2.0%	(16,774)	(571.3)%

Interest expense and other	7,995	7,259	6.6%	5.0%	736	10.1%

Loss before income tax benefit	(21,833)	(4,323)	(18.0)%	(3.0)%	(17,510)	(405.0)%

Income tax benefit	(988)	(361)	(0.8)%	(0.3)%	(627)	173.7%

Net loss	$(20,845)	$(3,962)	(17.2)%	(2.7)%	$(16,883)	(426.1)%

Additional details related to the composition of our revenues for the years ended December 31, 2014 and 2013, expressed in thousands of dollars, follows:

			Percent of Net Revenues		Increase (Decrease)
	2014	2013	2014	2013	Dollars	Percent
Casino revenues
Slots	$94,239	$114,249	77.6%	78.9%	$(20,010)	(17.5)%
Table games	14,968	16,950	12.3%	11.7%	(1,982)	(11.7)%
Other	359	382	0.3%	0.3%	(23)	(6.0)%
	109,566	131,581	90.2%	90.9%	(22,015)	(16.7)%

Non-casino revenues, net
Food and beverage	7,768	7,967	6.4%	5.5%	(199)	(2.5)%
Hotel	822	582	0.7%	0.4%	240	41.2%
Other	2,199	2,919	1.8%	2.0%	(720)	(24.7)%
	10,789	11,468	8.9%	7.9%	(679)	(5.9)%

Management fees	1,066	1,678	0.9%	1.2%	(612)	(36.5)%

Total net revenues	$121,421	$144,727	100.0%	100.0%	$(23,306)	(16.1)%

The following discussion is based on our consolidated financial statements for the years ended December 31, 2014 and 2013.

Revenues. Consolidated net revenues and casino revenues decreased primarily as a result of increased competitive pressure from new casino openings in southwest Ohio, adverse weather conditions during the first quarter at both the Rising Star and Silver Slipper casinos, and construction disruption at the Silver Slipper Casino.

Similarly, consolidated non-casino revenues decreased primarily as a result of the decline in patronage at the Rising Star and Silver Slipper casinos, partially offset by an increase in hotel revenues after the opening of the new 104-room hotel in November 2013 at Rising Star Casino Resort.

Consolidated management fees, included within our corporate segment, decreased due to the expiration of our management contract in September 2014 with Buffalo Thunder, Cities of Gold, and other gaming facilities near Santa Fe, New Mexico, for the Pueblo of Pojoaque.

Casino costs and expenses.  The decrease in consolidated casino costs and expenses was primarily attributable to reductions in gaming and other revenue-based taxes ($7.9 million), payroll-related cost containment measures ($1.3 million) and a decline in the cost of complimentaries ($1.2 million), all at the Rising Star Casino Resort. The decrease in gaming taxes was due to lower gaming revenues and a legislative reduction in the tax rate.

Non-casino related costs and expenses.  Consolidated non-casino related costs and expenses increased primarily due to higher food and beverage costs from promotional campaigns at Rising Star and Silver Slipper casinos, and an increase in costs related to the opening of the new hotel at Rising Star Casino Resort in November 2013.

Project development and acquisition costs.   Project development and acquisition costs were not significant in either year and are allocated to our development/management segment.

Board and executive transition costs.    These costs include $0.8 million in fees for advisors consisting of a financial strategist, proxy solicitor, and legal counsel hired to assist the Company with responding to the requests of the Shareholder Group; reimbursement of $0.2 million in fees and expenses incurred by the Shareholder Group; and the payments and benefits made to executives in accordance with the resultant Settlement Agreement ($1.7 million).  The matters that gave rise to these expenses are described in “Item 1. Business – Recent Developments” above, and in Note 9 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Selling, general and administrative costs and expenses.  These costs decreased by approximately $1.6 million, or 8.5%, at Silver Slipper Casino; $4.2 million, or 20.1%, at Rising Star Casino Resort; $0.3 million, or 5.5%, at the Northern Nevada properties; and $0.4 million at our corporate segment. The decrease primarily related to the implementation of cost control initiatives at all of our properties, including staff reductions and employee-related expenses ($2.9 million) and lower spending for marketing expenses ($3.1 million) at Rising Star.

Depreciation and amortization expense.  Depreciation and amortization expense decreased primarily due to intangible assets related to our player loyalty program becoming fully amortized, partially offset by an increase from depreciation of our new leased hotel at the Rising Star Casino Resort which opened in November 2013.

Loss on disposals, net.  Loss on disposals, net, increased due to the disposition of various assets related to our hotel remodel at Rising Star Casino Resort.

Impairment losses.  During 2014, we incurred impairment charges for goodwill of $1.6 million and gaming licenses of $9.9 million at the Rising Star Casino Resort.  During 2013, we incurred a goodwill impairment charge of $4.0 million at our Northern Nevada segment.

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if indicators of impairment exist. During the second quarter of 2014, we believed such indicators existed. See Note 5 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion. These impairments were driven by various factors including weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in the Indiana market.

Interest and other non-operating expense.  Interest and other non-operating expenses increased primarily due to the $1.7 million settlement loss associated with the terminated purchase of Majestic Mississippi, LLC, partially offset by a $1.0 million decrease in interest expense. Interest expense declined due to the reduction of $8.8 million of long-term debt during 2013, a one percentage point reduction of our interest rate within the First Lien Credit Facility in August 2013, and the capitalization of $0.4 million of interest related to the hotel we are constructing at Silver Slipper Casino.

Income tax benefit. Income tax benefit increased due to a larger pre-tax book loss, partially offset by a $7.0 million valuation allowance related to our long-term deferred tax assets. The effective income tax rate was 4.5% during 2014 compared to 8.3% in 2013. The impairment charges recorded in 2014 and 2013 resulted in a significant amount of deferred tax assets.  In assessing our ability to realize our deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  As a result, we recorded a valuation allowance against our deferred tax assets, which also resulted in a tax rate substantially below statutory rates.  Our actual tax returns resulted in tax losses during 2014 and 2013 which we elected to carryback to taxable income earned during 2012 and 2011 in accordance with IRS rules. See Note 11 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”, for a more detailed discussion.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, impairment charges, asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share based compensation expense.  Adjusted EBITDA information is presented solely as a supplemental disclosure to reported U.S. generally accepted accounting principles (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industry, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above.  “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property.   Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles.  Accordingly, these measures should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to net loss for the years ended December 31, 2014 and 2013:

	2014	2013
Adjusted EBITDA	$10,549	$17,058
Depreciation and amortization	(9,183)	(9,388)
Impairment charges	(11,547)	(4,000)
Loss on disposal of assets, net	(372)	(24)
Board & executive transition costs	(2,741)	--
Project development & acquisition costs	(296)	(67)
Stock compensation	(248)	(643)
Operating income (loss)	(13,838)	2,936

Non-operating expenses
Interest expense	6,272	7,268
Settlement and other	1,723	(9)
	7,995	7,259

Loss before income tax benefit	(21,833)	(4,323)
Income tax benefit	(988)	(361)

Net loss	$(20,845)	$(3,962)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA for the years ended December 31, 2014 and 2013:

			Impairment		Project
		Depreciation	charges and	Board and	development
	Operating	and	disposals,	executive	and acquisition	Stock	Adjusted
2014	income (loss)	amortization	net	transition costs	costs	compensation	EBITDA

Casino properties
Silver Slipper Casino	$2,189	$5,312	$-	$-	$-	$-	$7,501
Rising Star Casino Resort	(12,742)	2,997	11,919	-	-	-	2,174
Northern Nevada Casinos	3,609	857	-	-	-	-	4,466
	(6,944)	9,166	11,919	-	-	-	14,141

Other operations
Management fees	1,066	-	-	-	-	-	1,066
Board and executive
transition costs	(2,741)	-	-	2,741	-	-	-
Project development and
acquisition costs	(296)	-	-	-	296	-	-
Stock compensation	(248)	-	-	-	-	248	-
Corporate	(4,675)	17	-	-	-	-	(4,658)
	(6,894)	17	-	2,741	296	248	(3,592)

	$(13,838)	$9,183	$11,919	$2,741	$296	$248	$10,549

			Impairment		Project
		Depreciation	charges and	Board and	development
	Operating	and	disposals,	executive	and acquisition	Stock	Adjusted
2013	income (loss)	amortization	net	transition costs	costs	compensation	EBITDA

Casino properties
Silver Slipper Casino	$3,936	$5,595	$24	$-	$-	$-	$9,555
Rising Star Casino Resort	2,393	3,032	-	-	-	-	5,425
Northern Nevada Casinos	334	748	4,000	-	-	-	5,082
	6,663	9,375	4,024	-	-	-	20,062

Other operations
Management fees	1,678	-	-	-	-	-	1,678
Board and executive
transition costs	-	-	-	-	-	-	-
Project development and
acquisition costs	(67)	-	-	-	67	-	-
Stock compensation	(643)	-	-	-	-	643	-
Corporate	(4,695)	13	-	-	-	-	(4,682)
	(3,727)	13	-	-	67	643	(3,004)

	$2,936	$9,388	$4,024	$-	$67	$643	$17,058

The Silver Slipper information presented above is net of rent paid on its underlying land lease of $0.9 million in 2014 and 2013.  Likewise, the Northern Nevada figures are net of $1.5 million of rent paid for the casino space at Grand Lodge Casino in 2014 and 2013.   Rising Star Casino Resort paid $0.9 million in 2014 and $0 in 2013 to rent the hotel that opened in November 2013.  Because this hotel lease is a capital lease, the rent payments are not included in the above numbers but instead appear as amortization of the capitalized lease obligation and as a component of interest expense.

Liquidity and Capital Resources

Economic Conditions and Related Risks and Uncertainties

Beginning in 2007, the United States experienced a widespread and severe economic slowdown accompanied by, among other things, weakness in consumer spending including gaming activity and reduced credit and capital financing availability, all of which have had far-reaching effects on economic conditions in the country. Our operations are currently concentrated in Mississippi, Indiana and Northern Nevada. Although the national economy has begun to recover, future operations could be affected by adverse economic conditions and increased competition particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

Liquidity Outlook

Our ability to generate cash from operations in the future depends, in significant part, upon the state of the gaming industry in Indiana, Mississippi and Northern Nevada, which in turn depends upon a number of factors including the state of the United States economy, the amount of discretionary consumer spending and the level of competition in these markets. As of December 31, 2014, we held $15.6 million of cash and cash equivalents, have a $3.1 million federal income tax receivable expected to be received during 2015, and had drawn $2.0 million on our $5.0 million revolving loan agreement.

The next scheduled principal payment for the term loan of $1.25 million is due October 1, 2015.   Additionally, quarterly payments of $0.25 million are scheduled to begin June 1, 2015 on the construction portion of the term loan.

We believe that our existing cash balance, cash flows from operations, and availability under our revolving loan will meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements. Our ability to draw on our revolving loan is subject to, amongst other terms, our continued ability to meet our various financial covenants.  We are unlikely to generate sufficient cash flow from operations to repay our existing debt when it comes due and we have begun discussions with our lenders to refinance that debt.

 Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. In addition, there can be no assurance that the Grand Lodge Casino lease ending in August 2018 will be extended beyond its current terms, or that the lessor will not exercise its purchase option. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot make assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Cash flows - operating activities.  On a consolidated basis, cash provided by operations during the year ended December 31, 2014, was $7.6 million compared to $12.3 million in 2013. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital.  Cash provided by operating activities decreased primarily due to decreased operating cash flow at the Rising Star and Silver Slipper casinos and from the expiration of our tribal management contract.

Cash flows - investing activities.  On a consolidated basis, cash used in investing activities during the year ended December 31, 2014, was $8.9 million largely due to the construction of the hotel and repair of the parking garage at Silver Slipper Casino. Cash used in investing activities during the year ended December 31, 2013, was $6.5 million, which primarily related to the purchase of property and equipment at our properties and $2.2 million of construction costs for the Silver Slipper hotel.

 Cash flows - financing activities. On a consolidated basis, cash provided by financing activities during the year ended December 31, 2014, was $2.1 million.  Cash of $2 million was drawn on the revolving term loan related to the terminated purchase of the Majestic Star, and $1.1 million was drawn for construction costs related to the hotel at Silver Slipper Casino.  These funds were partially offset by $0.8 million of payments related to amortization of the Rising Star Casino Resort’s capital lease and $0.3 million of loan fees for the First and Second Lien Credit Facility amendments. Cash used in financing activities during the year ended December 31, 2013, was $11.5 million primarily used to pay debt.

Projects

 In January 2015, we announced a design change to the hotel at Silver Slipper Casino, subject to customary lender approvals as required, which will add nine luxury suites and reduce the room count to approximately 129 rooms, including nine suites, from 142 standard hotel rooms. The new configuration provides suites for high-end customers which we believe will enhance the customer experience and our profitability. Given that the hotel’s interior work was not yet completed, our expected cash requirements to complete the hotel’s new configuration is expected to be approximately an additional $1 million, bringing the budgeted cost to approximately $20 million, inclusive of capitalized interest.  We expect to complete and open the 120 standard rooms in the second quarter of 2015, followed shortly thereafter by the remaining nine suites. Construction and financing costs for the hotel of $8.2 million were funded from available cash as of December 31, 2014.  We intend to finance $10.0 million of the construction costs of the hotel with the proceeds from the increase in the term loan under our First Lien Credit Facility as described in Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”, of which we had drawn $1.1 million as of December 31, 2014.  The remaining budgeted costs, including the approximately $1 million of additional funding related to the new suites, is intended to be funded through our existing working capital during 2015.

Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing.  However, there can be no assurances of our ability to continue expanding.

We evaluate projects on a number of factors, including forecasted profitability, development period, regulatory and political environment, and the ability to secure the funding necessary to complete the development or acquisition, among other considerations.  No assurance can be given that any additional projects will be pursued or completed or that any completed projects will be successful.

Credit Facilities

On October 1, 2012, we acquired all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Mississippi. The purchase price of approximately $69.3 million, exclusive of cash and working capital in the amounts of $6.4 million and $2.9 million, respectively, was funded by our First Lien Credit Facility and our Second Lien Credit Facility.  The First Lien Credit Facility and Second Lien Credit Facility are secured by substantially all of our assets, and our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Facility is subordinate to the lien of the First Lien Credit Facility.

On June 29, 2012, we entered into the First Lien Credit Facility with Capital One (including the amendments described below), which provided for a term loan in an amount up to $50.0 million and a revolving loan in an amount up to $5.0 million.  The First Lien Credit Facility has been amended as follows:

●	On August 26, 2013, we entered into the First Lien Amendment to:
¡	Increase the term loan portion by $10.0 million to $56.3 million;
¡	Reduce the interest rate by one percent;
¡	Extend the maturity date to June 29, 2016; and
¡	Amend certain financial covenants.
●	On July 18, 2014, we entered into the Second Amendment to First Lien Credit Facility (“First Lien 2nd Amendment”) effective as of June 30, 2014 to:
¡	Revise certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan;
¡	Extend the time period to March 31, 2015 for draws against the $10.0 million term loan associated with the hotel at the Silver Slipper Casino; and
¡	Extend the payment terms to begin on April 1, 2015.
●	On January 9, 2015 we entered into the Third Amendment to the First Lien Credit Facility (“First Lien 3rd Amendment”) effective as of December 31, 2014 to:
¡	Revise certain financial ratio covenants as of December 31, 2014, and going forward through the term of the loan;
¡	Extend the time period to May 31, 2015 for draws against the $10.0 million term loan associated with the hotel at the Silver Slipper Casino; and
¡	Extend the payment terms to begin on June 1, 2015.

On October 1, 2012, we entered into the Second Lien Credit Facility (including the amendments described below) with ABC Funding, LLC as administrative agent, for a term loan of up to $20.0 million. On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Mississippi. The Second Lien Credit Facility has been amended as follows:

●	On August 26, 2013, we entered into the Second Lien Amendment to:
¡	Revise certain financial ratio covenants.
●	On July 18, 2014, we entered into the Second Amendment to Second Lien Credit Agreement (“Second Lien 2nd Amendment”) to:
¡	Revise certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan; and
¡	Increase the interest rate by one percentage point to 14.25% for the remainder of the term of the loan.
●	On January 9, 2015, we entered into the Third Amendment to Second Lien Credit Agreement (“Second Lien 3rd Amendment”) effective as of December 31, 2014 to:
¡	Revise certain financial ratio covenants as of December 31, 2014, and going forward through the term of the loan; and
¡	Extend the maturity date to April 1, 2017.

As of December 31, 2014, we had drawn $1.1 million of the $10.0 million term loan under the First Lien Credit Facility.  The remaining $8.9 million of funding availability under the term loan will be used for a portion of the approximately $20 million, inclusive of capitalized interest, construction of the 129-room hotel addition to the Silver Slipper Casino. The remaining construction costs will be funded from available cash.  As of December 31, 2014, we had funded cash of $8.2 million in construction costs for the hotel at Silver Slipper Casino, and we anticipate additional funding of approximately $1.5 million in cash in 2015. Construction of the hotel is expected to be completed in two phases, with the 120 standard rooms opening in the second quarter of 2015, and the remaining nine suites shortly thereafter.

On March 24, 2014, we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Facility.  We currently have $3.0 million undrawn on the revolving loan.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly.  As of December 31, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum, plus a 3.75% margin.  We pay interest on the Second Lien Credit Facility at the fixed rate of 14.25% per annum effective July 18, 2014.  During 2013, we paid interest at a fixed rate of 13.25% per annum.

The First Lien Credit Facility and Second Lien Credit Facility contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business.  The First Lien Credit Facility and Second Lien Credit Facility require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained. The First Lien Credit Facility and Second Lien Credit Facility currently defines Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, and (c) depreciation and amortization, and further adjusted to eliminate the impact of certain items that are either non-cash items or are not indicative of ongoing operating performance such as (d) extraordinary gains and losses (including non-cash impairment charges), (e) non-cash stock compensation expense, (f) certain acquisition costs, (g) costs related to the Company’s S-1 registration statement in 2014, (h) board and management transition expenses, and (i) joint venture net income, unless such net income has actually been received by the Company in the form of cash dividends or distributions. For purposes of our covenants, we also receive pro forma credit for gaming tax reductions in Indiana in 2014 and the first quarter of 2015.

The First Lien Credit Facility and the Second Lien Credit Facility maximum total leverage ratio and maximum first lien leverage ratio vary according to the applicable time period and the fixed charge coverage ratio remains constant, as indicated in the tables below:

First Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
June 30, 2014 through and including September 29, 2014	4.75	x	3.50	x	1.10	x
September 30, 2014 through and including December 30, 2014	5.50	x	3.50	x	1.10	x
December 31, 2014 through and including June 29, 2015	5.50	x	4.00	x	1.10	x
June 30, 2015 through and including September 29, 2015	4.75	x	3.50	x	1.10	x
September 30, 2015 through and including December 30, 2015	4.50	x	3.25	x	1.10	x
December 31, 2015 through and including March 30, 2016	4.25	x	3.00	x	1.10	x
March 31, 2016 and thereafter	4.25	x	3.00	x	1.10	x

Second Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
June 30, 2014 through and including September 29, 2014	5.00	x	3.75	x	1.00	x
September 30, 2014 through and including December 30, 2014	5.75	x	3.75	x	1.00	x
December 31, 2014 through and including March 30, 2015	5.75	x	4.25	x	1.00	x
March 31, 2015 through and including June 29, 2015	5.75	x	4.25	x	1.00	x
June 30, 2015 through and including September 29, 2015	5.00	x	3.75	x	1.00	x
September 30, 2015 through and including December 30, 2015	4.75	x	3.50	x	1.00	x
December 31, 2015 through and including March 30, 2016	4.50	x	3.25	x	1.00	x
March 31, 2016 and thereafter	4.50	x	3.25	x	1.00	x

We were in compliance with our covenants as of December 31, 2014; however, there can be no assurances that we will remain in compliance with all covenants in the future. The First Lien Credit Facility and Second Lien Credit Facility also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Facility or Second Lien Credit Facility or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the First Lien Credit Facility and Second Lien Credit Facility lenders. No assurance can be given that we would be successful in obtaining such modifications.

We are required to make prepayments under the First Lien Credit Facility, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 and thereafter. Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Facility prior to the discharge of the First Lien Credit Facility.

The summary of principal terms of and the amendments to the First Lien Credit Facility and to the Second Lien Credit Facility in this Annual Report on Form 10-K are in all cases subject to the terms of the actual credit agreements and amendments, copies of which are referenced as Exhibits in Part IV to this Annual Report on Form 10-K.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates and Policies

Use of Estimates

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating estimates that affect reported amounts and disclosures. Significant accounting estimates include valuation of goodwill and impairment of other long-lived assets, allocation of the purchase price associated with our acquisitions, collectability of receivables, the estimated useful lives assigned to our depreciable and amortizable assets, estimated cost of services furnished on a complimentary basis to customers and the estimated liability for unredeemed customer loyalty awards, and income taxes.  By their nature, judgments are subject to an inherent degree of uncertainty, and therefore actual results may differ from our estimates. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-lived Assets

Our long-lived assets include property and equipment, goodwill, and other intangibles.  Our long-lived assets are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable.  Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include, as applicable, prolonged periods of the trading value of available-for-sale securities being less than cost, an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which we operate, or a significant long-term decline in historical or forecasted earnings or cash flows or the fair value of our property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, we consider: (1) the length of time and the extent to which the fair value or market value has been less than cost; (2) the financial condition and near-term prospects of the casino property, including any specific events which may influence the operations; (3) our intent related to the asset and ability to retain it for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) historical and forecasted financial performance; and (6) trends in the general market.

In determining whether the carrying value of long-lived assets is less than its estimated fair value, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates a discount rate considering specific transactions and/or an estimated weighted-average cost of capital and terminal value multiples that are used by market participants.  When an estimated weighted-average cost of capital is used, it is based on the risk-free interest rate at the time, adjusted for specific risk factors.  We also consider the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in our impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others. Any impairment charges incurred are not reversed if a subsequent evaluation concludes in a higher valuation than the carrying value.

Property and Equipment

We define a fixed asset as a unit of property that (a) has an economic useful life that extends beyond 12 months and (b) was acquired or produced for a cost greater than $2,500 for a single asset or greater than $5,000 for a group of assets, including interest costs associated with long-term development projects calculated using our weighted average rate of borrowing.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is appropriate under the circumstances. We determine the estimated useful lives based on our experience with similar assets and common industry practice.  Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Goodwill and Business Combinations

Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with business combinations.  We accounted for our acquisition of casino properties, most recently the Silver Slipper and Rising Star casinos, as business combinations. In a business combination, we determine the fair value of acquired assets, including identifiable intangible assets, assumed liabilities, and non-controlling interests, if any. The fair value of the acquired business is allocated to the acquired assets, assumed liabilities, and non-controlling interests based on their fair value, with any remaining fair value allocated to goodwill. This allocation process requires use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

Intangible Assets

Our indefinite-lived intangible assets include the cost of gaming licenses and trademarks. Gaming licenses represent the rights to conduct gaming in certain jurisdictions. The value of the Rising Star Casino Resort gaming license was estimated using a derivation of the income approach to valuation. The value of certain trademarks is based primarily on legal and recording fees to obtain such marks.  Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life.  If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Our finite-lived intangible assets include customer relationship and loyalty programs, land leases, water rights and deferred loan costs. Finite-lived intangible assets are amortized over the shorter of their contractual or economic useful lives.

Customer loyalty programs represent the value of repeat business associated with the Silver Slipper and Rising Star casinos’ loyalty programs when we acquired the properties. Such values were determined using a derivation of the income approach to valuation.  The valuation analyses for the active-rated players were based on estimated revenues and attrition rates. Silver Slipper and Rising Star casinos maintain historical information for the proportion of revenues attributable to the rated play.  The value of the customer loyalty programs are amortized over three years, their assumed economic useful life.  Deferred loan costs are amortized over the term of the related debt using the effective interest method.

Revenue Recognition and Promotional Allowances

Our revenue recognition policies follow casino industry practices. Casino revenue is the aggregate  net difference between  gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots, funds deposited by customers before gaming play occurs, and for certain chips and tokens in the customers’ possession.

Hotel rooms, food, beverages and other services provided by us on a complimentary basis are recorded at estimated retail value, then subtracted as promotional allowances (a contra-revenue item) to calculate net revenues. The actual estimated cost of providing such goods and services is then charged as a casino operating expense. Promotional items provided to customers that are purchased from third parties are recorded as expenses at their cost.

Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage.

Hotel, food and beverage, entertainment and other operating revenues are recognized as these services are performed.  Advance deposits on rooms and advance ticket sales are recorded as deferred revenue until services are provided to the customer without regard to whether they are refundable. Sales and similar revenue-linked taxes (except for gaming taxes) collected from customers on behalf of, and submitted to, taxing authorities are also excluded from revenue and recorded as a current liability.

Customer Loyalty Programs

We have customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. We also occasionally offer sweepstakes and other promotions for tracked customers that do not require redemption of points.  Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time.

Loyalty programs are a part of the total marketing program. The amount of marketing reinvestment (complimentaries to players, promotional awards, entertainment, etc.) is based on the specific property and competitive assumptions.  We track the percentage of promotional and marketing costs compared to gaming revenue for an efficient use and return on our marketing investment.  Each of our properties has been faced with a highly competitive promotional environment due to the high amounts of incentives offered by the competition.

Share-based Compensation

We have granted shares of both restricted stock and stock options to key members of management and the board of directors.  Accounting standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  Share-based compensation expense from stock awards is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. Unvested stock grants made in connection with our incentive compensation plan are viewed as a series of individual awards and the related share-based compensation expense is amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity.  We use the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes-determined fair value, net of estimated forfeitures, is amortized as compensation cost on a straight line basis over the service period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period.

Our income tax returns are subject to examination by the IRS and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.  We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold. It is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized.  Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Recently Issued Accounting Pronouncements

We have reviewed authoritative standards issued after December 31, 2014 and others not yet effective.  As a result, we determined that the new standards are not likely to have any significant impact on our future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Full House Resorts, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada

March 25, 2015

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share data)

	Year Ended December 31,
	2014	2013
Revenues
Casino	$109,566	$131,581
Food and beverage	20,083	22,700
Hotel	5,002	4,219
Management fees	1,066	1,678
Other operations	3,535	4,182
Gross Revenues	139,252	164,360
Less promotional allowances	(17,831)	(19,633)
Net Revenues	121,421	144,727

Operating costs and expenses
Casino	56,867	67,779
Food and beverage	8,315	7,847
Hotel	713	656
Other operations	1,283	1,583
Project development and acquisition costs	296	67
Board and executive transition costs	2,741	-
Selling, general and administrative	43,942	50,447
Depreciation and amortization	9,183	9,388
Loss on disposal of assets, net	372	24
Impairment charges	11,547	4,000
	135,259	141,791

Operating (loss) income	(13,838)	2,936

Other expense
Interest expense, net of $0.4 million and $0.03 million capitalized	(6,272)	(7,268)
Settlement loss	(1,700)	--
Other expense, net	(23)	9
	(7,995)	(7,259)
Loss before income taxes	(21,833)	(4,323)
Income tax benefit	(988)	(361)
Net loss	$(20,845)	$(3,962)

Loss per share:
Basic	$(1.10)	$(0.21)
Diluted	$(1.10)	$(0.21)

Weighted average number of common shares outstanding:
Basic	18,874,472	18,740,162
Diluted	18,874,472	18,740,162

See Notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and equivalents	$15,639	$14,936
Accounts receivable, net of allowance for doubtful accounts of $513 and $471	1,573	1,869
Income tax receivable	3,095	1,970
Prepaid expenses	2,105	4,318
Other	728	726
	23,140	23,819
Property, equipment and capital lease assets, net of accumulated depreciation	95,040	91,168
Other long-term assets
Goodwill	16,480	18,127
Intangible assets, net of accumulated amortization of $6,195 and $4,055	3,382	15,533
Long term deposits	178	761
Loan fees, net of accumulated amortization of $3,827 and $2,327	2,650	3,558
Deferred tax asset	74	1,321
	22,764	39,300
	$140,944	$154,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,102	$2,110
Construction contracts payable	1,638	551
Accrued player club points and progressive jackpots	1,709	1,999
Accrued payroll and related	3,743	3,276
Other accrued expenses	3,704	3,139
Deferred tax liability	901	66
Current portion of capital lease obligation	690	736
Current portion of long-term debt	1,337	--
	17,824	11,877

Long-term debt, net of current portion	59,294	57,500
Deferred tax liability	99	113
Capital lease obligation, net of current portion	6,230	6,983
	83,447	76,473
Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,233,276 and 20,107,276 shares issued; 18,876,681 and 18,750,681 shares outstanding	2	2
Additional paid-in capital	45,878	45,350
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	13,271	34,116
	57,497	77,814
	$140,944	$154,287

See Notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 and 2013
(In thousands)
			Additional				Total
	Common stock		paid-in	Treasury stock		Retained	Stockholders’
December 31, 2014	Shares	Dollars	capital	Shares	Dollars	Earnings	Equity

Beginning balances	20,107	$2	$45,350	1,357	$(1,654)	$34,116	$77,814
Issuance of share based compensation	120	--	--	--	--	--	--
Previously deferred share-based compensation recognized	--	--	229	--	--	--	229
Immediate vesting of deferred-based compensation recognized	--	--	280	--	--	--	280
Stock based compensation expense	--	--	10	--	--	--	10
Issuances of common stock	6	--	9	--	--	--	9
Net loss	--	--	--	--	--	(20,845)	(20,845)
Ending balances	20,233	$2	$45,878	1,357	$(1,654)	$13,271	$57,497

			Additional				Total
	Common stock		paid-in	Treasury stock		Retained	Stockholders’
December 31, 2013	Shares	Dollars	capital	Shares	Dollars	Earnings	Equity

Beginning balances	20,036	$2	$44,707	1,357	$(1,654)	$38,078	$81,133
Issuance of share based compensation	65	--	--	--	--	--	--
Previously deferred share-based compensation recognized	--	--	623	--	--	--	623
Issuances of common stock	6	--	20	--	--	--	20
Net loss	--	--	--	--	--	(3,962)	(3,962)
Ending balances	20,107	$2	$45,350	1,357	$(1,654)	$34,116	$77,814

See Notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(20,845)	$(3,962)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gaming license impairment	9,900	--
Goodwill impairment	1,647	4,000
Depreciation	7,044	6,839
Amortization of loan fees	1,500	1,831
Amortization of player loyalty program, land lease and water rights	2,139	2,550
Loss on disposals	372	24
Deferred and share-based compensation	528	643
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	296	788
Income tax receivable	(1,125)	(1,970)
Prepaid expenses	2,213	1,426
Deferred tax	2,068	1,977
Other assets and deposits	70	499
Accounts payable and accrued expenses	1,754	(2,359)
Income taxes payable	-	(7)
Net cash provided by operating activities	7,561	12,279
Cash flows from investing activities:
Proceeds from sale of assets	20	--
Purchase of property and equipment, net of construction contracts payable	(9,567)	(6,162)
Deposits and other related costs	584	(333)
Other	39	29
Net cash used in investing activities	(8,924)	(6,466)
Cash flows from financing activities:
Borrowings of long-term debt	3,131	--
Repayment of long-term debt, capital lease and interest rate swap	(799)	(11,250)
Loan fees, net of fees payable	(266)	(230)
Net cash provided by (used in) financing activities	2,066	(11,480)
Net increase (decrease) in cash and equivalents	703	(5,667)
Cash and equivalents, beginning of year	14,936	20,603
Cash and equivalents, end of year	$15,639	$14,936

	2014	2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$4,820	$5,516
Cash received from net loss carryback, net of cash paid of $0.1 million for income taxes in 2014, and cash received from income tax refund, net of cash paid of $0.03 million for income taxes in 2013	$(2,370)	$(2,409)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment expenditures included in payables and accruals	$2,292	$609
Property acquisition financed with a capital lease	$--	$7,719

See Notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Formed as a Delaware corporation in 1987, Full House Resorts, Inc., owns, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the “Company”, “we”, “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We currently own three casino properties and operate a fourth casino subject to a lease, as follows:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino (Owned)	2012	Bay St. Louis, MS (near New Orleans)	938	29	129(1)
Rising Star Casino Resort (Owned)	2011	Rising Sun, IN (near Cincinnati)	921	28	294(2)
Stockman’s Casino (Owned)	2007	Fallon, NV (one hour east of Reno)	265	4	--
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)	254	20	-- (3)
(1)	The Silver Slipper Casino is expected to open its hotel in the first half of 2015.
(2)	Includes a 190-room hotel that we own and operate, and an adjacent 104-room hotel that we operate pursuant to a 10-year capital lease.
(3)
Under the Facilities Agreement dated June 29, 2011 with Hyatt Equities, L.L.C. we have the ability to provide rooms to our guests at the Hyatt Regency at Lake Tahoe upon mutually agreeable rates, as well as other amenities and services that cater to our guests and support our operations.

Until our three-year contract expired in September 2014, we also managed the Buffalo Thunder Casino and Resort, Cities of Gold and other gaming facilities, located in Santa Fe, New Mexico, for the Pueblo of Pojoaque.

Through a 50% owned joint venture, we also previously managed the FireKeepers Casino near Battle Creek, Michigan for the Nottawaseppi Huron Band of Potawatomi until we sold our interest in March 2012.

On February 26, 2014, we entered into an exclusivity agreement with Keeneland Association, Inc. (“Keeneland”) to own, manage, and operate instant racing and, if authorized, traditional casino gaming at racetracks in Kentucky, subject to completion of definitive documents for each opportunity. On November 17, 2014, both parties entered into a termination agreement to terminate all agreements between us. See Note 10 for further discussion of the termination of the Keeneland agreement.

On November 28, 2014, Full House, and Daniel R. Lee, Bradley M. Tirpak and Craig W. Thomas (jointly and severally), the (“Shareholder Group”), entered into a Settlement Agreement (the “Settlement Agreement”) resulting in significant changes in the Company’s board of directors and management. The Company incurred significant costs involved with such changes. See Note 9 for additional discussion of the Settlement Agreement, amendment to the Company’s by-laws, and changes to the board of directors.

We manage our casinos based on geographical regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Rising Star and Silver Slipper are currently distinct segments.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Accounting. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  Certain prior-period amounts in the consolidated statements of operations and balance sheets have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported income from operations or net loss.

Except when otherwise required by accounting principles generally accepted in the United States of America (U.S. GAAP), we measure all of our assets and liabilities on the historical cost basis of accounting.

Use of Estimates. Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating estimates that affect reported amounts and disclosures. By their nature, these judgments are subject to an inherent degree of uncertainty. Significant accounting estimates include valuation of goodwill and impairment of other long-lived assets, allocation of the purchase price associated with our acquisitions, collectability of receivables, the estimated useful lives assigned to our depreciable and amortizable assets, estimated cost of services furnished on a complimentary basis to customers and the estimated liability for unredeemed customer loyalty awards, and income taxes. Our estimates related to the valuation of goodwill and impairment of other long-lived assets could materially change during the next year.

Cash Equivalents. Cash equivalents include cash involved in operations and cash in excess of daily requirements that is invested in highly liquid, short-term investments with initial maturities of three months or less when purchased.

Fair Value of Financial Instruments. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, assets acquired and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs.  The carrying value of cash and equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The estimated fair values of our debt approximate the recorded values as of the balance sheet dates presented, based on Level 2 inputs as defined by U.S. GAAP consisting of interest rates offered to us for loans with similar maturities and risks. We used Level 3 inputs when assessing the fair value of intangible assets (See Note 5) and property and equipment.

Liquidity, Concentrations and Economic Risks and Uncertainties. We are economically dependent upon relatively few investments in the gaming industry. The gaming industry in general, including the markets in which we operate, has not fully recovered from the most recent economic recession and, to varying degrees, the continuing economic weakness that has curtailed consumer spending, particularly for gaming and other recreational activities.  Accordingly, future operations could be affected by adverse economic conditions and increased competition, particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Company carries cash on deposit with financial institutions that may be in excess of federally-insured limits. However, the extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimate at this time.

Receivables. Accounts receivable are uncollateralized and carried, net of an appropriate allowance, at their estimated collectible value based on customers’ past credit history and current financial condition and on current general economic conditions. Since credit is extended on a short-term basis, accounts receivables do not normally bear interest.  The allowances for doubtful accounts are estimated by management for accounts that are believed to be partially or entirely uncollectible. Doubtful collection allowances are charged to operations. The majority of our casino accounts receivable consists primarily of returned checks and markers.  We review our receivables’ aging and historical collection results to establish factors for estimating the amount of our receivables that will not be collected.

Bad debt expense for accounts receivable totaled $0.3 million and $0.04 million for the years ended December 31, 2014 and 2013 respectively.

Property and Equipment. We define a fixed asset as a unit of property that: (a) has an economic useful life that extends beyond 12 months; and (b) was acquired or produced for a cost greater than $2,500 for a single asset, or greater than $5,000 for a group of assets, for a specific capital project. Fixed assets are capitalized and depreciated for book and tax purposes.  Costs of normal repairs and maintenance and fixed assets acquired or produced for a cost less than $2,500, our minimum threshold amount for capitalization, are reflected as an expense in our financial statements.

Fixed assets are recorded at historical cost as of the date acquired (Note 3), and depreciated beginning on the date the fixed asset is placed in service.  A fixed asset costing less than the threshold stated above is recorded as an expense for financial statement and tax purposes. A fixed asset with an economic useful life that is less than 12 months is expensed for financial statement and tax purposes, regardless of the acquisition or production cost. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

The interest cost associated with major development and construction projects is capitalized and included in the cost of the project.  Interest expense is capitalized at the applicable weighted-average borrowing rates of interest and added to the project cost. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is appropriate under the circumstances. Our capital lease asset and liabilities are initially measured at the beginning of the lease term at the present value of the minimum lease payments. We determine the estimated useful lives based on our experience with similar assets, estimated usage of the asset, and industry practice. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.  Depreciation and amortization is provided over the following estimated useful lives:

Buildings and improvements:	10 to 39 years
Furniture, fixtures and equipment:	3 to 10 years

Goodwill and Other Intangibles. Goodwill represents the excess of the purchase price of the Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino properties over the estimated fair value of their net assets. Our other indefinite-lived intangible assets include trademarks and certain license rights to conduct gaming in certain jurisdictions. Goodwill and indefinite-lived intangible assets are not amortized, but are periodically tested for impairment.  We test our goodwill and indefinite-lived intangible assets for impairment annually or when a triggering event occurs and evaluate goodwill and indefinite-lived intangible assets using an income approach to value applying a typical discounted cash flows methodology. During the second quarter of 2014, such indicators existed and an impairment charge was recorded related to the goodwill and gaming license at Rising Star Casino. During 2013, we recorded a similar impairment charge for the goodwill at Stockman’s Casino.  See Note 5.

Intangible Assets. We estimated the fair value of the Rising Star Casino Resort gaming license using a derivation of the income approach to valuation. The other gaming license values are based on actual costs.

We also periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life.  If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Our finite-lived intangible assets include customer loyalty programs, land leases, water rights and bank loan fee intangibles. Finite-lived intangible assets are amortized over the shorter of their contractual or economic lives.  We periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We also review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Revenue Recognition and Promotional Allowances. Our revenue recognition policies follow casino resort industry practices.  Similarly, associated estimates include primarily the estimated cost of providing customers with complimentary services.  Casino revenue is the aggregate net difference between gaming wins and losses, with liabilities recognized for accruals related to the anticipated payout of progressive jackpots, funds deposited by customers before gaming play occurs and for chips and tokens in the customers’ possession.  Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage.

Hotel, food and beverage, entertainment and other operating revenues are recognized as these services are performed. Advance deposits on rooms and advance ticket sales are recorded as deferred revenue until services are provided to the customer without regard to whether they are refundable. Sales and similar revenue-linked taxes collected from customers on behalf of, and submitted to, taxing authorities are also excluded from revenue and recorded as a current liability.

Net revenues are recognized net of certain sales incentives and, accordingly, cash incentives for gambling activity such as cash back and free play has been netted against gross revenues. The retail value of hotel accommodations, food and beverage items and entertainment provided to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing these promotional allowances are primarily included in casino operating expenses. The amounts in promotional allowances and the estimated cost of such promotional allowances are noted in the table below:

Retail Value of Promotional Allowances
For the years ended December 31, (in thousands)
	2014	2013
Rooms	$4,180	$3,636
Food and beverage	12,315	14,733
Other incentives	1,336	1,264
	$17,831	$19,633

Costs of Providing Promotional Allowances For the years ended December 31, (in thousands)

	2014	2013
Rooms	$3,412	$3,577
Food and beverage	12,451	13,549
Other incentives	994	888
	$16,857	$18,014

Advertising Costs.  Costs for advertising are expensed as incurred or the first time the advertising takes place and are included in selling, general and administrative expenses. Total advertising costs were $1.8 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively.

Derivative Instruments – Interest Rate Cap Agreement. We adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate cap. Our interest rate cap agreement is classified as a risk management instrument and management elected not to apply hedge accounting.

Customer Loyalty Programs. We have customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time.  At December 31, 2014 and 2013, our liability for the estimated cost to provide such benefits totaled $1.0 million and $1.2 million, respectively. Such amounts are included in “accrued player club points and progressive jackpots” in our consolidated balance sheets.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on potential developments and their related costs to execute the acquisition. For the year ended December 31, 2014 these costs included amounts related to the terminated acquisition of Majestic Mississippi, LLC, as described in Note 10, including professional fees, licensing costs and travel expenses.

Share-based Compensation. We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  Share-based compensation expense from stock awards is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. Unvested stock grants made in connection with our incentive compensation plan are viewed as a series of individual awards and the related share-based compensation expense is amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity.  We use the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes-determined fair value, net of estimated forfeitures, is amortized as compensation cost on a straight line basis over the service period.

Legal Defense Costs. We do not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters. Instead, we record such costs as period costs when the related services are rendered.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.  We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized.  Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Earnings per Common Share. Basic EPS is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially-dilutive securities, including stock options and unvested restricted shares using the treasury stock method. For the year ended December 31, 2014, potentially dilutive stock options excluded from the earnings per share computation, as their effect would be anti-dilutive, totaled 943,834 shares.

Recently Issued Accounting Pronouncements

We have reviewed authoritative standards issued after December 31, 2014 and others not yet effective.  As a result, we determined that the new standards are not likely to have any significant impact on our future financial statements.

3. PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, property and equipment consists of the following (in thousands):

	2014	2013
Land and improvements	$11,670	$11,670
Buildings and improvements	73,997	72,570
Furniture and equipment	27,951	26,943
Construction in progress	11,264	3,081
	124,882	114,264
Less accumulated depreciation	(29,842)	(23,096)
	$95,040	$91,168

Construction in progress was primarily related to construction costs for the hotel at Silver Slipper Casino (Note 12) and certain repairs to the Silver Slipper Casino parking garage, including capitalized interest of $0.4 million and $0.03 million related to these projects during 2014 and 2013, respectively.  During 2014, we primarily disposed of certain assets related to the hotel remodel at Rising Star Casino Resort and recorded a $0.4 million loss on disposal.

At December 31, 2014 and 2013, property and equipment under capitalized leases, detailed in the table below, is related to the 104-room hotel at Rising Star Casino Resort (Note 6) and is also included in the schedule above.

	2014	2013
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,717	1,717
	7,719	7,719
Less accumulated amortization	(582)	(83)
	$7,137	$7,636

Amortization related to the Rising Star Casino Resort capital lease is combined with depreciation expense.

4. ACCRUED LIABILITIES

Other accrued expenses at December 31, 2014 and 2013 consist of the following (in thousands):

	2014	2013
Real estate and personal property taxes	$1,172	$1,122
Gaming taxes	294	252
Other taxes	495	258
Gaming related accruals	490	459
Other	1,253	1,048
	$3,704	$3,139

5. GOODWILL AND OTHER INTANGIBLES

Goodwill represents the excess of the purchase price over fair value of net assets acquired in connection with Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino operations. In accordance with the authoritative guidance for goodwill and other intangible assets, we test our goodwill and indefinite-lived intangible assets for impairment annually or if a triggering event occurs. We evaluate goodwill and indefinite-lived intangible assets utilizing the market approach and income approach applying discounted cash flows.

Due to various factors, including weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in our Indiana market, we realized lower than expected operating results during 2014.  We performed interim impairment assessments of goodwill and indefinite-lived intangible assets as of June 30, 2014 for all relevant properties and recognized a $1.6 million and $9.9 million impairment of Rising Star Casino Resort’s goodwill and gaming license, respectively, which were recorded as impairment charges in the Statements of Operations. Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 1% and a discount rate of 11.2%.  During 2013, we recognized a $4.0 million impairment of goodwill at Stockman’s Casino.

These calculations, which are subject to change as a result of future economic uncertainty, contemplate changes for both current year and future year estimates in earnings and the impact of these changes to the fair value of Silver Slipper Casino, Rising Star Casino Resort and Stockman’s Casino, although there is always some uncertainty in key assumptions including projected future earnings growth. If our estimates of projected cash flows related to our assets are not achieved, we may be subject to future impairment charges, which could have a material adverse impact on our consolidated financial statements.  We do not reverse the impairment charges if subsequent evaluations result in an increase in the estimated value of the asset.

Goodwill:

As of December 31, 2014 and 2013, goodwill associated with our acquisition of our gaming properties totaled $16.5 million and $18.1 million, net of impairment write-downs of $1.6 million and $4.0 million, respectively.  Changes in the carrying value of goodwill for the periods presented follows:

	Year ended December 31, 2014 (in thousands)
	Balance at beginning of the year	Impairments	Balance at end of the year
Stockman’s Casino	$1,809	$--	$1,809
Rising Star Casino Resort	1,647	(1,647)	--
Silver Slipper Casino	14,671	--	14,671
Goodwill, net of accumulated impairment losses	$18,127	$(1,647)	$16,480

	Year ended December 31, 2013 (in thousands)
	Balance at beginning of the year	Impairments	Balance at end of the year
Stockman’s Casino	$5,809	$(4,000)	$1,809
Rising Star Casino Resort	1,647	--	1,647
Silver Slipper Casino	14,671	--	14,671
Goodwill, net of accumulated impairment losses	$22,127	$(4,000)	$18,127

Other Intangible Assets:

Other intangible assets, net consist of the following (in thousands):
	December 31, 2014
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Impairment / Write-offs, Net	Intangible Assets, Net
Amortizing Intangible Assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,700)	$--	$-
Player Loyalty Program - Silver Slipper	3	5,900	(4,425)	--	1,475
Land Lease and Water Rights - Silver Slipper	46	1,420	(70)	--	1,350
Capital One Bank Loan Fees	3	5,049	(3,241)	--	1,808
ABC Funding, LLC Loan Fees	5	1,428	(586)	--	842

Non-amortizing Intangible Assets:
Gaming License - Rising Star	Indefinite	9,900	--	(9,900)	--
Gaming License – Silver Slipper	Indefinite	105	--	(44)	61
Gaming Licensing – Northern Nevada	Indefinite	523	--	(67)	456
Trademarks	Indefinite	40	--	--	40
		$26,065	$(10,022)	$(10,011)	$6,032

Other Intangible Assets Subtotal		$19,588	$(6,195)	$(10,011)	$3,382
Loan Fees Subtotal		6,477	(3,827)	--	2,650
		$26,065	$(10,022)	$(10,011)	$6,032

	December 31, 2013
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Write-offs, Net	Intangible Assets, Net
Amortizing Intangible Assets:
Player Loyalty Program - Rising Star	3	$1,700	$(1,558)	$--	$142
Player Loyalty Program - Silver Slipper	3	5,900	(2,458)	--	3,442
Land Lease and Water Rights - Silver Slipper	46	1,420	(39)	--	1,381
Capital One Bank Loan Fees	3	4,887	(2,019)	--	2,868
ABC Funding, LLC Loan Fees	4	998	(308)	--	690

Non-amortizing Intangible Assets:
Gaming License - Rising Star	Indefinite	9,900	--	--	9,900
Gaming License – Silver Slipper	Indefinite	115	--	(10)	105
Gaming License – Northern Nevada	Indefinite	542	--	(19)	523
Trademarks	Indefinite	40	--	--	40
		$25,502	$(6,382)	$(29)	$19,091

Other Intangible Assets Subtotal		$19,617	$(4,055)	$(29)	$15,533
Loan Fees Subtotal		5,885	(2,327)	--	3,558
		$25,502	$(6,382)	$(29)	$19,091

Customer Loyalty Programs. The player loyalty programs represent the value of repeat business associated with Silver Slipper Casino’s and Rising Star Casino Resort’s loyalty programs.  The value of $5.9 million and $1.7 million of the Silver Slipper Casino’s and Rising Star Casino Resort’s player loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the player loyalty program.  The valuation analyses for the active rated players were based on projected revenues and attrition rates.  Silver Slipper Casino and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.  The value of the player loyalty programs are amortized over a life of three years.

Land Lease and Water Rights.  In November 2004, Silver Slipper Casino entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marshland and the seven-acre casino parcel on which the Silver Slipper Casino was subsequently built. The lease was amended and extended on February 26, 2013, as discussed in Note 12. The $1.0 million Land Lease represents the excess fair value of the land over the estimated net present value of the Land Lease payments.   The $0.4 million of water rights represented the fair value of the water rights based upon market rates in Hancock County, Mississippi.  The term of the land lease is 46 years.

Loan Fees.   Loan fees incurred and paid as a result of debt instruments are accumulated and amortized over the term of the related debt, based on an effective interest method. On October 1, 2012, we funded the purchase of the Silver Slipper Casino with the full amount of the $50.0 million First Lien Credit Facility (“First Lien Credit Facility”) with Capital One Bank, N.A. (“Capital One”) and the full amount of the Second Lien Credit Facility (“Second Lien Credit Facility”) with ABC Funding, LLC, as discussed in Note 7. We incurred $4.7 million in loan fees related to obtaining the First Lien Credit Facility and $1.0 million in loan fees related to obtaining the Second Lien Credit Facility. On August 26, 2013, we entered into a first amendment to the First Lien Credit Facility (the “First Lien Amendment”) and an amendment to the Second Lien Credit Facility (the “Second Lien Amendment”) and incurred $0.2 million in additional loan fees, as discussed in Note 7. The First Lien Amendment modifications included an extended maturity date to June 29, 2016, and thus the amortization period for these loan fees was also extended. On July 18, 2014, we entered into a second amendment to the First Lien Credit Facility (the “First Lien 2nd Amendment”) and an amendment to the Second Lien Credit Facility (the “Second Lien 2nd Amendment”) and incurred $0.2 million in additional loan fees, as discussed in Note 7.  Effective December 31, 2014 we entered into a third amendment to the First Lien Credit Facility (the “First Lien 3rd Amendment”) and an amendment to the Second Lien Credit Facility (the “Second Lien 3rd Amendment”) and incurred $0.3 million in additional loan fees, as discussed in Note 7. The Second Lien 3rd Amendment modifications included an extended maturity date to April 1, 2017, and thus the amortization period for these loan fees was also extended.

The amortization of loan fees was $1.5 million and $1.8 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Gaming Licenses.  Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of the $9.9 million Rising Star Casino Resort gaming license was estimated using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not amortized as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We reviewed existing gaming licenses and recognized an expense of $10.2 million, including a $9.9 million impairment of the gaming license at Rising Star Casino Resort during 2014, and $0.1 million during 2013.

Trademark.  Trademarks are based on the legal fees and recording fees primarily related to the trademark of the “Rising Star Casino Resort” name, and variations of such name.  Trademarks are not subject to amortization, as they have an indefinite useful life and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the trademark may not be recoverable.

Current and Future Amortization.   The aggregate amortization expense was $3.6 million and $4.4 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Total amortization expense for intangible assets for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter is anticipated to be approximately $3.1 million, $1.1 million, $0.2 million, $0.03 million, $0.03 million, and $1.2 million, respectively.

6. CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. On August 16, 2013, our Indiana subsidiary Gaming Entertainment (Indiana) LLC, entered into a 10-year capital lease for the new hotel tower at Rising Star Casino Resort (the “Rising Star Lease Agreement”) with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”). The lease is not guaranteed by the parent company or any subsidiary other than Gaming Entertainment (Indiana) LLC.  The 104-room tower, adjacent to the Rising Star Casino Resort, opened on November 15, 2013. The capital lease provides us with full management control and we, as the lessee, assume all responsibilities including maintenance and repair, revenues, expenses, profits and losses related to the hotel’s operations. The term of the Rising Star Lease Agreement is for 10 years from November 15, 2013, with the Landlord having a right to sell the hotel tower to us at the end of the term for $1 plus closing costs on the terms set forth in the Rising Star Lease Agreement. During the term, we have the exclusive option to purchase the new hotel tower at Rising Star Casino Resort at a pre-set price (the “Pre-Set Price”), based upon the project’s actual costs, reduced by the cumulative principal payments made by the Company during the lease term. Upon expiration of the term of the lease, if we have not exercised our option to purchase the hotel tower, we have the option to purchase the hotel for $1 plus closing costs. On January 1, 2014, we began paying a fixed monthly rent payment of approximately $77,500, which will continue throughout the term of the Rising Star Lease Agreement unless we elect to purchase the hotel before the end of the lease period. In the event of a default on the lease agreement, the Landlord’s recourse allows for them to take possession of the property, collection of rents as defined, the right to seek remediation for any attorneys’ fees, litigation expenses, and costs of retaking and re-leasing the property.

Future minimum lease payments and the present value of such payments related to the capital lease are as follows, as of December 31, 2014 (in thousands):

2015	$853
2016	930
2017	930
2018	930
2019	930
Thereafter	3,568
Total minimum lease payments	8,141
Less: amount representing interest	(1,221)
Present value of minimum lease payments	$6,920

The current portion of our capital lease obligation is $0.7 million, which represents the minimum lease payments, less interest, to be paid over the next year.  The capital lease obligation, net of current portion is $6.2 million.

7. LONG-TERM DEBT

At December 31, 2014 and 2013, long-term debt consists of the following (in thousands):

	2014	2013
Long-term debt, net of current portion:
First Term Loan, maturing June 29, 2016, variable interest rate which averaged 4.75% and 5.4% during 2014 and 2013	$38,631	$37,500

Second Term Loan, maturing April 1, 2017, interest rate is fixed at 14.25% per annum	20,000	20,000

Revolving Loan, maturing June 29, 2016, variable interest rate which averaged 4.75% in 2014	2,000	--

Less current portion	(1,337)	--
	$59,294	$57,500

First and Second Lien Credit Facilities. On October 1, 2012, we acquired all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Mississippi.  The purchase price of approximately $69.3 million, exclusive of cash and working capital in the amounts of $6.4 million and $2.9 million, respectively, was funded by our First Lien Credit Facility and our Second Lien Credit Facility.  The First Lien Credit Facility and Second Lien Credit Facility are secured by substantially all of our assets, and our wholly-owned subsidiaries guarantee our obligation under the agreements.  The Second Lien Credit Facility is subordinate to the lien of the First Lien Credit Facility.

On June 29, 2012, we entered into the First Lien Credit Facility which, including the amendments described below, provided for a term loan in an amount up to $50.0 million and a revolving loan (“Revolving Loan”) in an amount up to $5.0 million. The First Lien Credit Facility has been amended as follows:

•	On August 26, 2013, we entered into the First Lien Amendment to:
¡	Increase the term loan portion by $10.0 million to $56.3 million;
¡	Reduce the interest rate by one percent;
¡	Extend the maturity date to June 29, 2016; and
¡	Amend certain financial covenants.
•	On July 18, 2014, we entered into the First Lien 2nd Amendment effective as of June 30, 2014 to:
¡	Revise certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan;
¡	Extend the time period to March 31, 2015 for draws against the $10.0 million term loan associated with the hotel at the Silver Slipper Casino; and
¡	Extend the payment terms to begin on April 1, 2015.
•	On January 9, 2015 we entered into the First Lien 3rd Amendment effective as of December 31, 2014 to:
¡	Revise certain financial ratio covenants as of December 31, 2014, and going forward through the term of the loan;

¡	Extend the time period to May 31, 2015 for draws against the $10.0 million term loan associated with the hotel at the Silver Slipper Casino; and
¡	Extend the payment terms to begin on June 1, 2015.

On October 1, 2012, we entered into the Second Lien Credit Facility (including the amendments described below) with ABC Funding, LLC as administrative agent for a term loan in an amount up to $20.0 million.

On October 1, 2012, we closed on the acquisition of all of the equity membership interests in Silver Slipper Casino Venture LLC dba Silver Slipper Casino located in Bay St. Louis, Mississippi.  The Second Lien Credit Facility has been amended as follows:

•	On August 26, 2013, we entered into the Second Lien Amendment to:
¡	Revise certain financial ratio covenants.
•	On July 18, 2014, we entered into the Second Lien 2nd Amendment, to:
¡	Revise certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan; and
¡	Increase the interest rate by one percentage point to 14.25% for the remainder of the term of the loan.
•	On January 9, 2015, we entered into the Second Lien 3rd Amendment, which became effective December 31, 2014, to:
¡	Revise certain financial ratio covenants as of December 31, 2014, and going forward through the term of the loan; and
¡	Extend the maturity date to April 1, 2017.

As of December 31, 2014, we had drawn $1.1 million of the $10.0 million term loan under the First Lien Credit Facility.  The remaining $8.9 million of funding availability under the term loan will be used for a portion of the construction costs of the 129-room hotel addition to the Silver Slipper Casino. The remaining construction costs will be funded from available cash and cash flow from operations.  As of December 31, 2014, we had funded cash of $8.2 million of the estimated total project costs of $20 million (including capitalized interest) and we anticipate funding an additional $1.5 million in cash in 2015.  Construction of the hotel is expected to be completed in two phases, with the 120 standard rooms opening in the second quarter of 2015, followed shortly thereafter by the remaining nine suites.

On March 24, 2014 we made a $2.0 million draw on our $5.0 million revolving loan under the First Lien Credit Facility.  We currently have $3.0 million undrawn on the revolving loan.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly.  As of December 31, 2014, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum, plus a 3.75% margin.  We pay interest on the Second Lien Credit Facility at the fixed rate of 14.25% per annum effective July 18, 2014.  During 2013, we paid interest at a fixed rate of 13.25% per annum.

The First Lien Credit Facility and Second Lien Credit Facility contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business.  The First Lien Credit Facility and Second Lien Credit Facility require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained. The First Lien Credit Facility and Second Lien Credit Facility currently defines Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, and (c) depreciation and amortization, and further adjusted to eliminate the impact of certain items that are either non-cash items or are not indicative of ongoing operating performance such as (d) extraordinary gains and losses (including non-cash impairment charges), (e) non-cash stock compensation expense, (f) certain acquisition costs, (g) costs related to the Company’s S-1 registration statement in 2014, (h) board and management transition expenses, (i) joint venture net income, unless such net income has actually been received by the Company in the form of cash dividends or distributions. For purposes of our covenants, we also received pro forma credit for gaming tax reductions in Indiana in 2014 and ending with the first quarter of 2015.

The First Lien Credit Facility and the Second Lien Credit Facility maximum total leverage ratio and maximum first lien leverage ratio vary according to the applicable time period and the fixed charge coverage ratio remains constant, as indicated in the tables below:

First Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
June 30, 2014 through and including September 29, 2014	4.75	x	3.50	x	1.10	x
September 30, 2014 through and including December 30, 2014	5.50	x	3.50	x	1.10	x
December 31, 2014 through and including June 29, 2015	5.50	x	4.00	x	1.10	x
June 30, 2015 through and including September 29, 2015	4.75	x	3.50	x	1.10	x
September 30, 2015 through and including December 30, 2015	4.50	x	3.25	x	1.10	x
December 31, 2015 through and including March 30, 2016	4.25	x	3.00	x	1.10	x
March 31, 2016 and thereafter	4.25	x	3.00	x	1.10	x

Second Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio		Maximum First Lien Leverage Ratio		Minimum Fixed Charge Coverage Ratio
June 30, 2014 through and including September 29, 2014	5.00	x	3.75	x	1.00	x
September 30, 2014 through and including December 30, 2014	5.75	x	3.75	x	1.00	x
December 31, 2014 through and including March 30, 2015	5.75	x	4.25	x	1.00	x
March 31, 2015 through and including June 29, 2015	5.75	x	4.25	x	1.00	x
June 30, 2015 through and including September 29, 2015	5.00	x	3.75	x	1.00	x
September 30, 2015 through and including December 30, 2015	4.75	x	3.50	x	1.00	x
December 31, 2015 through and including March 30, 2016	4.50	x	3.25	x	1.00	x
March 31, 2016 and thereafter	4.50	x	3.25	x	1.00	x

We were in compliance with our covenants as of December 31, 2014, however, there can be no assurances that we will remain in compliance with all covenants in the future. The First Lien Credit Facility and Second Lien Credit Facility also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Facility or Second Lien Credit Facility or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the First Lien Credit Facility and Second Lien Credit Facility lenders. No assurance can be given that we would be successful in obtaining such modifications.

Our next scheduled principal payment is due October 1, 2015.  Additionally, quarterly payments of $0.25 million are scheduled to begin June 1, 2015 on the construction portion of the term loan.

We are required to make prepayments under the First Lien Credit Facility, under certain conditions defined in the agreement, in addition to the scheduled principal installments for any fiscal year ending December 31, 2012 or thereafter.  Prepayment penalties will be assessed in the event that prepayments are made on the Second Lien Credit Facility prior to the discharge of the First Lien Credit Facility.

Scheduled maturities of long-term debt as of the most recent balance sheet presented are as follows, for the annual periods ended December 31 (in thousands):

2015	$1,337
2016	39,294
2017	20,000
$60,631

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In accordance with the terms of the First Lien Credit Facility, we entered into a prepaid interest rate cap agreement with Capital One for a notional amount of $15.0 million at a LIBOR cap rate of 1.5%. The agreement was effective November 2, 2012 and terminated on October 1, 2014. We renewed our prepaid interest rate cap agreement with Capital One, effective October 1, 2014, for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%. This agreement terminates on June 29, 2016.  Any future settlements resulting from the interest rate cap will be recognized in interest expense during the period in which the change occurs.

9. BOARD AND EXECUTIVE TRANSITION COSTS

On October 9, 2014, we received a Preliminary Consent Solicitation Statement (the “Preliminary Solicitation”) from the Shareholder Group to call a special meeting of shareholders for the purpose, among other things, of nominating certain individuals to our board of directors and amending certain of the Company’s by-laws. On October 21, 2014, our board amended Article I, Section 2 of our by-laws. See Exhibit 3.2 for a copy of our amended and restated by-laws effective as of October 21, 2014.  On October 22, 2014, our board of directors authorized management to hire an investment bank to explore its alternatives, including the potential sale of the Company.

On October 28, 2014, the Shareholder Group filed a Definitive Consent Solicitation Statement (the “Solicitation”) which had been approved by the Securities and Exchange Commission for distribution.

On November 28, 2014, Full House and the Shareholder Group entered into the Settlement Agreement. In conjunction with such activities, we incurred fees during 2014 of $1.0 million, including $0.2 million as reimbursement for a portion of the Board expenses.

Pursuant to the Settlement Agreement, among other things:

●	The size of our board of directors was increased from five to nine members, creating four vacancies on the board of directors.

●	We accepted the resignation of Andre M. Hilliou and Mark J. Miller as directors, effective November 28, 2014, resulting in two additional vacancies on the board of directors.

●
W.H. Baird Garrett, Raymond Hemmig, Ellis Landau, Daniel R. Lee, Bradley M. Tirpak and Craig W. Thomas (the “Shareholder Group Nominees”) were appointed by the board of directors to fill the six vacancies each subject to normal and customary state licensing requirements. Pursuant to the Amended Settlement Agreement (defined below), Mr. Hemmig subsequently resigned, leaving the current size of the board of directors at eight members.

●
At our 2015 annual meeting of stockholders (the “2015 Annual Meeting”), we will nominate Kenneth R. Adams, Carl G. Braunlich, Kathleen Marshall and each of the Shareholder Group Nominees, with the exception of Mr. Hemmig, to the board of directors.

●	The Shareholder Group has irrevocably withdrawn its Solicitation, and has agreed to immediately cease all efforts related to the Solicitation.

88

●
Through the end of our 2016 meeting of the stockholders (or an earlier date upon the occurrence of certain events), each member of the Shareholder Group has agreed to certain customary standstill restrictions.

●	The Company and the Shareholder Group agreed to a mutual release of claims, including those arising in respect of, or in connection with, the Solicitation.

●	We agreed to reimburse the Shareholder Group for actual out-of-pocket expenses in the aggregate amount of up to $215,000 incurred in connection with the Solicitation.

Andre M. Hilliou resigned as a director and Chief Executive Officer of the Company effective November 28, 2014. Pursuant to a Separation Agreement entered into between Mr. Hilliou and the Company (the “Hilliou Separation Agreement”), it was agreed that Mr. Hilliou’s employment with the Company would be terminated at a future date, subject to the Company using its best efforts to comply with its covenants under the Company’s existing credit facilities.  Mark J. Miller resigned as a director and Chief Operating Officer of the Company effective November 28, 2014. Pursuant to a Separation Agreement entered into between Mr. Miller and the Company (the “Miller Separation Agreement” and together with the Hilliou Separation Agreement, the “Separation Agreements”), it was agreed that Mr. Miller’s employment would be terminated at a future date, subject to the Company using its best efforts to comply with its covenants under the Company’s existing credit facilities.  On January 9, 2015 (the “Resignation Date”), in conjunction with the amendment of our existing credit facilities, Mr. Hilliou’s and Mr. Miller’s employment was terminated. Pursuant to the Separation Agreements, (i) all outstanding Company restricted stock held by Messrs. Hilliou and Miller (constituting 60,000 shares of common stock held by each) accelerated and vested in full on the Resignation Date and (ii) in connection with their terminations of employment, Messrs. Hilliou and Miller received cash severance payments of $644,724 and $599,830, respectively, as well as company-paid continued healthcare coverage to the earlier of December 31, 2015 or the date that such executive is covered by another employer’s comparable health plan.

On November 28, 2014, we entered into an Employment Agreement with Mr. Lee pursuant to which Mr. Lee serves as our Chief Executive Officer.

10. TERMINATED PROJECTS AND SETTLEMENT LOSS

Keeneland Association, Inc.  On February 26, 2014, we entered into an exclusivity agreement with Keeneland to own, manage, and operate instant racing and, if authorized, traditional casino gaming at racetracks in Kentucky, subject to completion of definitive documents for each opportunity. On June 12, 2014, we executed an amendment to the exclusivity agreement extending the term to June 30, 2019.  On November 17, 2014, we entered into a Termination Agreement with Keeneland to terminate all agreements between us and Keeneland. In connection therewith, Keeneland (i) released and discharged the Company, its officers, directors and employees, agents and any other person or entity that may be responsible for any acts or omissions of the Company and (ii) agreed to indemnify and hold the Company and its officers, directors, agents and employees harmless from any obligations arising under the agreements between us. Keeneland also paid us $200,000 in connection with the termination of the agreements, offsetting a similar earlier payment and fees incurred by the Company.

Majestic Star. On March 21, 2014, we entered into a definitive agreement (the “Majestic Star Purchase Agreement”) with The Majestic Star Casino LLC (“Majestic Star”) and Majestic Mississippi, LLC (“Majestic Mississippi”) to acquire from Majestic Star all of the outstanding membership interests of Majestic Mississippi, which operates a casino located in Tunica, Mississippi, commonly known as the Fitz Tunica Casino & Hotel, for a purchase price of $62.0 million, subject to certain closing adjustments. The Company had deposited into escrow an amount of $1.75 million, which was to be credited toward the purchase price at closing.

On May 7, 2014 we informed Majestic Star of our financing efforts and our belief that we would not be successful in obtaining financing for the purchase of Majestic Mississippi. On June 23, 2014, we terminated the Majestic Star Purchase Agreement on the basis of our inability to obtain financing for the purchase. On June 25, 2014, Majestic Star notified us that it believed that the Majestic Star Purchase Agreement remained in effect and disputed its termination. Additionally, Majestic Star disputed the release to us of the $1.75 million held in escrow, pursuant to the terms of the Majestic Star Purchase Agreement.

On July 28, 2014 Majestic Star notified us that the Majestic Star Purchase Agreement was terminated pursuant to Section 8.1(c) (breach of representation or warranty) or 8.1(d) (failure to obtain a gaming license) and demanded the release of the escrowed funds to Majestic Star. On August 8, 2014, Majestic Star and Majestic Mississippi filed a complaint against the Company in the Circuit Court of Tunica County, Mississippi alleging damages for breaches of the Majestic Star Purchase Agreement by the Company (the “Lawsuit”). On August 21, 2014, Majestic Star, Majestic Mississippi and the Company entered into a settlement agreement to resolve all disputes, including the dismissal with prejudice of the Lawsuit, and mutually released each other and their respective officers, directors, and employees from any claims, demands or actions for damages related thereto. Pursuant to the terms of the settlement agreement, Majestic Star and Majestic Mississippi received $1.7 million of the funds held in escrow and the Company received $50,000.  Additionally, Majestic, Majestic Mississippi and the Company agreed that the Majestic Star Purchase Agreement was terminated.

On November 25, 2014, the Company reached an agreement with one of its advisors on the Majestic Star transaction. The advisor agreed to reimburse the Company $0.25 million which was included as a reimbursement of fees incurred in conjunction with the advisor’s services to the Company during 2014.

We also incurred $0.6 million of registration costs in conjunction with the attempted financing of this purchase, which were included in selling, general and administrative expenses.

11. INCOME TAXES

For the years ended December 31, 2014 and 2013, the income tax provision consists of the following (in thousands):

		2014	2013
Current:	Federal	$(3,436)	$(2,627)
	State	379	289
		(3,057)	(2,338)
Deferred:	Federal	7,925	1,572
	State	1,119	405
	Increase in valuation allowance	(6,975)	--
		2,069	1,977
		$(988)	$(361)

A reconciliation of the income tax provision relative to continuing operations with amounts determined by applying the statutory U.S. Federal income tax rate of 35% to consolidated income before income taxes is as follows (in thousands):
	2014		2013
	Percent	Amount	Percent	Amount
Tax provision at U.S. statutory rate	35.0%	$(7,641)	35.0%	$(1,513)
State taxes, net of federal benefit	2.6%	(570)	(10.9)%	473
Change in valuation allowance	(31.9)%	6,975	--%	--
Permanent differences	(0.4)%	92	(13.2)%	573
Credits	--%	--	1.6%	(73)
Adjustments to beginning deferred balances	(0.2)%	42	(5.1)%	221
Other	(0.6)%	114	0.9%	(42)
	4.5%	$(988)	8.3%	$(361)

At December 31, 2014 and 2013, our deferred tax assets (liabilities) consist of the following (in thousands):

	2014	2013
Deferred tax assets:
Deferred compensation	$238	$537
Depreciation of fixed assets	91	--
Intangible assets and amortization	7,249	3,204
Accrued expenses	642	427
Allowance for doubtful accounts	199	188
Other	29	74
Valuation allowance	(6,975)	--
	1,473	4,430
Deferred tax liabilities:
Depreciation of fixed assets	(455)	(627)
Amortization of indefinite lived intangibles	(926)	(1,370)
Prepaid expenses	(772)	(1,460)
Other	(246)	169
	(2,399)	(3,288)
	$(926)	$1,142

The impairment charges recorded in 2014 and 2013 resulted in a significant amount of deferred tax assets. In assessing our ability to realize our deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We assessed the realizability of deferred tax assets and have concluded that it is less likely that we will be able to recognize certain deferred tax assets. Our assessment evaluated this, plus all other positive and negative evidence in determining the need for a valuation allowance. As a result, a valuation allowance of $7.0 million was recorded against federal and certain state deferred tax assets, which also resulted in a tax rate substantially below statutory rates.  As of December 31, 2014, we had $0.9 million of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles for which the timing of the reversal is not determinable and, therefore, does not assure the realization of deferred tax assets or reduce the need for a valuation allowance.

Our tax returns resulted in tax losses during 2014 and 2013 which we elected to carryback to taxable income earned during 2012 and 2011 in accordance with IRS rules.  These carrybacks resulted in income tax receivables of $3.1 million and $2.0 million as of December 31, 2014 and 2013, respectively. The impairment charges and the valuation reserve against deferred tax assets have no effect on the actual taxes paid or owed by the Company.

When accounting for uncertain tax positions, accounting standards require that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold. It is then measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is our policy to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. Management has made an annual analysis of its state and federal tax returns that remain subject to examination by major authorities (presently consisting of tax years 2011 through 2013) and concluded that we have no recordable liability as of December 31, 2014 or 2013, for unrecognized tax benefits as a result of uncertain tax positions taken.

12. COMMITMENTS AND CONTINGENCIES

Operating leases

The nature of our operating leases include the following as summarized below:

Leased property	Annual rent	Term / Expiration

Grand Lodge Casino facility	$1.5 million	7 years/August 2018

Land lease of Silver Slipper Casino site	$0.9 million	54 years/April 2058

Additionally, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

The total rent expense for all operating leases for the years ended December 31, 2014 and December 31, 2013 was $2.9 million.

Future minimum lease payments are as follows (in thousands):

2015	$2,744
2016	2,712
2017	2,709
2018	2,105
2019	1,029
Thereafter	35,738
$47,037

Grand Lodge Casino Lease.  We entered into a lease with Hyatt Equities L.L.C. to operate the Grand Lodge Casino.  The lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt Equities, L.L.C. has an option to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition or for such period of time remaining on the lease term, whichever is less, plus the fair market value of the Grand Lodge Casino’s personal property. On April 8, 2013, the Grand Lodge Casino entered into a first amendment to the Grand Lodge Lease (the “Grand Lodge Amendment”).  The Grand Lodge Amendment extended the initial term of the Grand Lodge Lease until August 31, 2018 and makes certain other conforming changes.

Options to Purchase Silver Slipper Casino Leased Land.  Silver Slipper Casino entered into the Land Lease in November 2004, as amended in March 2009, September 2012 and February 2013, which includes approximately 31 acres of marshlands as well as a seven-acre casino parcel, on which the Silver Slipper Casino was subsequently built. The Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”), as well as an option to purchase a four acre portion of the leased land, which may be exercised at any time in conjunction with a hotel development during the term of the Land Lease for $2.0 million. On February 26, 2013, Silver Slipper Casino entered into a third amendment to the Land Lease which amended the term and Purchase Option provisions. The term of the Land Lease is to April 30, 2058, with a Purchase Option through October 1, 2027, but which may only be exercised after February 26, 2019. If there is no change in ownership, the purchase price will be $15.5 million ($13.5 million if the four acre parcel has been previously purchased) plus a retained interest in Silver Slipper Casino operations of 3% of net income. In the event that we sell or transfer substantially all of the assets of our ownership in Silver Slipper Casino, then the purchase price will increase to $17.0 million.

Silver Slipper Casino Hotel Construction. On August 26, 2013, the Silver Slipper Casino entered into an agreement with WHD Silver Slipper, LLC, an unrelated third party, for the construction of a six-story, 120-room and nine suite hotel being built between the south side of the casino and the waterfront. We expect costs related to the construction of the hotel to be approximately $20 million, inclusive of capitalized interest. We intend to finance $10.0 million of the construction costs with the proceeds of the term loan under the First Lien Credit Facility as described in Note 7, with the remaining construction and related costs funded from available cash and cash flows.  As of December 31, 2014, we had funded cash of $8.2 million in construction costs for the Silver Slipper Casino Hotel, and we anticipate funding an additional $1.5 million in cash during 2015, including capitalized interest.  We expect to complete and open the 120 standard rooms in the second quarter of 2015, followed shortly thereafter by the remaining nine suites.

Employment Agreements. The Company has entered into employment agreements with certain of its key employees. The agreements may provide the employee with a base salary, bonus, restricted stock grants, stock options and other customary benefits. Certain agreements also provide for severance in the event the employee resigns with “good reason,” or the employee is terminated without “cause” or due to a “change of control,” as defined in the agreements. The severance amounts vary with the terms of the agreements and may include the acceleration and vesting of certain unvested shares and stock-based awards upon a change of control, along with continuation insurance costs and certain other benefits. As of December 31, 2014, the total of these severance amounts in the event of a change of control and subsequent termination of all such individuals was approximately $3.2 million.

In the event the employee is terminated for cause or resigns without good reason, the severance amounts include payments of earned but unpaid salary, reimbursement of expenses, and accrued vacation benefits through the date of termination.   Additionally, if employment terminates due to death or disability, the executive may receive benefits under the life and long term disability insurance policies we provide.

Defined Contribution Pension Plan. We sponsor a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us.  Matching contributions made by us were $0.3 million and $0.6 million for 2014 and 2013, respectively, excluding nominal administrative expenses assumed.  During 2014, the Company changed its employer contribution rate to 50% up to 4% of compensation for each participating employee, from 100% of the first 3% of compensation, plus 50% of the next 2% of compensation for each participating employee during 2013.

Indiana Department of Revenue. During 2014, we received a proposed assessment of $1.6 million, including interest and penalties, from the Indiana Department of Revenue related to unpaid sales and use taxes for periods prior to 2013.  The proposed assessment is under protest by the Company and an accrual of $0.25 million has been recorded in the consolidated financial statements, which represents the amount of unpaid sales and use tax we believe is owed.  It is possible that a change in this estimated liability could occur in the future.

Legal Matters. We are party to a number of pending legal proceedings which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

13. SHARE-BASED BENEFIT PLANS

Compensation Cost.  We recognized stock compensation expense of $0.5 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively. Share-based compensation expense is included in selling, general and administrative expense. Costs associated with accelerating the vesting of shares associated with the termination of Mr. Hilliou’s and Mr. Miller’s employment is included in board and executive transition costs. As of December 31, 2014, there was approximately $0.5 million of total unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4 years.

The fair value of the stock option grants was $0.5 million, with a weighted-average value of $1.25 per share, and an amortization period of 4 years.

Restricted Stock.  Restricted stock is valued at the closing price of our stock without discount on the date issuance is approved.  On June 1, 2011, our compensation committee approved the issuance of 660,000 shares ($3.88 per share), 600,000 vested on June 1, 2013 with the remaining as follows:  20,001 vested on June 1, 2012; 20,001 vested on June 1, 2013; and 19,998 vested on June 1, 2014.

On January 15, 2013, our compensation committee approved the issuance of 50,000 additional shares of restricted stock ($3.22 per share) vesting over three years as follows: 16,667 on January 15, 2014; 16,667 on January 15, 2015; and 16,666 on January 15, 2016.

On June 5, 2013, our compensation committee approved the issuance of 15,000 additional shares of restricted stock ($2.86 per share) vesting over three years as follows: 5,000 on June 1, 2014; 5,000 on June 1, 2015; and 5,000 on June 1, 2016.

On January 1, 2014, our compensation committee approved the issuance of 120,000 additional shares (60,000 each to Messrs. Hilliou and Miller, respectively) of restricted stock ($2.78 per share) vesting over two years as follows: 60,000 on January 1, 2015 and 60,000 on January 1, 2016.

As discussed in Note 9, in conjunction with the Settlement Agreement on November 28, 2014, the remaining 163,333 shares of unvested restricted stock vested as of such date. There are 11,000 shares of common stock available for future issuance under the Company’s Amended and Restated 2006 Incentive Compensation Plan (the “2006 Plan”), which expires on January 1, 2016.

Vesting is contingent upon certain conditions, including continuous service of the individual recipients. Unvested stock grants made in connection with our 2006 Plan are viewed as a series of individual awards and the related share-based compensation expense is amortized into compensation expense on a straight-line basis as services are provided over the vesting period, and reported as a reduction of stockholders’ equity.

The following table summarizes our restricted stock activity relative to share-based compensation for 2014 and 2013:

	2014		2013
	Shares	Weighted average grant date value (per share)	Shares	Weighted average grant date value (per share)
Unvested at beginning of year	84,998	$3.31	639,999	$3.88

Issued	120,000	2.78	65,000	3.14
Vested	(204,998)	3.00	(620,001)	3.88
Forfeited	--	--	--	--
Unvested at end of year	--	$--	84,998	$3.31

Stock Options. On November 28, 2014, the Company entered into an Employment Agreement with Mr. Lee pursuant to which Mr. Lee serves as the Company’s Chief Executive Officer.  In connection with entering into the Employment Agreement, we granted Mr. Lee nonqualified stock options, outside of the 2006 Plan, covering 943,834 shares of Company common stock, with a per share exercise price equal to the closing price per share on the grant date. There were insufficient shares available for grant under the 2006 Plan. The stock options qualify as an “employee inducement award” and will vest with respect to 25% of the shares on November 28, 2015, and will continue to vest with respect to an additional 1/48th of the shares on each monthly anniversary thereafter, subject to Mr. Lee’s continued service through the applicable vesting date. The stock options will vest in full on a change in control of the Company.  The Company intends to file a registration statement on SEC Form S-8 to register the shares issuable upon exercise of the nonqualified stock options.  As of December 31, 2014, all of Mr. Lee’s stock options remain outstanding. There were no stock options granted in the year ended December 31, 2013.

Upon Mr. Lee’s termination of employment due to death or disability, he (or his estate) will be entitled to accelerated vesting of all outstanding stock options held on the termination date with respect to such number of shares underlying each stock option that would have vested over the one-year period immediately following the termination date had the stock options continued to vest in accordance with its term. If Mr. Lee’s employment is terminated by the Company without “cause” or by Mr. Lee for “good reason” (each, as defined in the Employment Agreement), then Mr. Lee will be entitled to receive full accelerated vesting of all outstanding Company stock options held on the termination dates.

The following table summarizes information related to our common stock options awarded to Mr. Lee on November 28, 2014, all of which remain unvested as of December 31, 2014:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2014	-	-
Granted	943,834	$1.25
Exercised	-	$-
Canceled/Forfeited	-	$-
Options outstanding at December 31, 2014	943,834	$1.25
Options exercisable at December 31, 2014	-	$1.25

The aggregate intrinsic value of options outstanding was $0.2 million at December 31, 2014, and there was no aggregate intrinsic value of options exercisable at December 31, 2014.   The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of our closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model incorporating the assumptions noted in the following table. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for options granted during the year ended December 31, 2014 were as follows:

Vesting commencement date	November 28, 2015
Expected volatility	60%
Expected dividend yield	0%
Expected life (in years)	3 years
Weighted average risk free rate	0.88%

14. SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the years ended December 31, 2014 and 2013, respectively. The casino operation segments include the Silver Slipper Casino’s operation in Bay St. Louis, Mississippi, Rising Star Casino Resort’s operation in Rising Sun, Indiana, the Grand Lodge Casino’s operation in Incline Village, Nevada and Stockman’s Casino operation in Fallon, Nevada. We have included regional information for segment reporting and aggregated casino operations in the same region. The Development/Management segment includes costs associated with casino development and management projects, including our management contract with the Pueblo of Pojoaque which expired in September 2014. The Corporate segment includes board and executive transition costs, and selling, general and administrative expenses.

Selected statement of operations data for 2014 and 2013, respectively, is as follows (in thousands):

2014

	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated
Revenues, net	$21,222	$51,110	$48,023	$1,066	$--	$121,421
Board and executive transition costs	--	--	--	--	2,741	2,741
Selling, general and administrative expense	5,697	16,677	16,661	--	4,907	43,942
Depreciation and amortization	857	2,997	5,312	--	17	9,183
Impairment charges	--	11,547	--	--	--	11,547
Operating income (loss)	3,609	(12,742)	2,189	771	(7,665)	(13,838)
Interest expense, net of amounts capitalized	--	203	12	--	6,057	6,272
Net (loss) income	3,364	(12,448)	1,939	(375)	(13,325)	(20,845)

2013

	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated
Revenues, net	$22,273	$69,147	$51,629	$1,678	$--	$144,727
Selling, general and administrative expense	6,027	20,877	18,217	--	5,326	50,447
Depreciation and amortization	748	3,032	5,595	--	13	9,388
Impairment charges	4,000	--	--	--	--	4,000
Operating income (loss)	334	2,393	3,936	1,612	(5,339)	2,936
Interest expense, net of amounts capitalized	--	26	--	--	7,242	7,268
Net income (loss) attributable to Company	213	979	2,508	(348)	(7,314)	(3,962)

Selected balance sheet data as of December 31, 2014 and 2013 is as follows (in thousands):

2014

	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated
Total assets	$12,471	$39,101	$76,898	$--	$12,474	$140,944
Property, equipment and capital lease, net	6,656	33,801	54,548	--	35	95,040
Goodwill	1,809	--	14,671	--	--	16,480
Liabilities	1,970	11,543	4,182	--	65,752	83,447

2013

	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated
Total assets	$13,838	$55,523	$71,662	$59	$13,205	$154,287
Property, equipment and capital lease, net	7,352	36,427	47,338	--	51	91,168
Goodwill	1,809	1,647	14,671	--	--	18,127
Liabilities	2,056	12,718	3,559	--	58,140	76,473

15. SUBSEQUENT EVENTS

Settlement Agreement Amendment. On January 28, 2015, we entered into that certain First Amendment to Settlement Agreement (the “Amended Settlement Agreement”), which modified portions of the Settlement Agreement by and among the Company and the Shareholder Group.

The Settlement Agreement required, among other things, (i) a board of directors consisting of nine members and (ii) that Raymond Hemmig be nominated and elected to the board of directors at the 2015 Annual Meeting. Pursuant to the resignation of Mr. Hemmig, the Company and the Shareholder Group agreed to amend the Settlement Agreement which eliminates the requirement that Mr. Hemmig be nominated and elected to the Board, and acknowledges the reduction in the size of the board of directors from nine to eight directors. Mr. Hemmig did not have any disagreements with the Company.

Employment Agreement. On January 30, 2015, we entered into an employment agreement with Lewis Fanger, who will serve as the Company’s Senior Vice President, Chief Financial Officer and Treasurer.  In connection with entering into the employment agreement, Mr. Fanger was granted, outside of the 2006 Plan and qualifying as inducement options, nonqualified stock options covering 300,000 shares of Company common stock with a per share exercise price of $1.37, the closing price per share on the grant date. The stock options will vest with respect to 25% of the shares on January 30, 2016 and will continue to vest with respect to an additional 1/48th of the shares on each monthly anniversary thereafter, subject to Mr. Fanger’s continued service through the applicable vesting date. The stock options will vest in full on a change in control of the Company.

Tax Elections. On March 13, 2015, we filed an election with the Internal Revenue Service which will result in our subsidiaries, Silver Slipper Casino Venture, LLC and Gaming Entertainment (Nevada), LLC, being taxed as corporations effective January 1, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2014, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014 (our “Proxy Statement”)  and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth under the caption “Executive Compensation” in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the caption “Certain Relationships and Related Transactions” and “Independance of Directors” in our Proxy Statement and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth under the caption “Proposal Three: Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements of the Company (including related Notes to consolidated financial statements) filed as part of Item 8 hereof are listed below:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;
•	Consolidated Balance Sheets as of December 31, 2014 and 2013;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013;
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013;
•	Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibit Number	Description

2.1
Asset Purchase Agreement by and between Grand Victoria Casino & Resort, L.P. and Full House Resorts, Inc., dated as of September 10, 2010. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2010)

2.2
Equity Purchase Agreement dated March 30, 2012 by and among Full House Resorts, Inc.; Firekeepers Development Authority, an unincorporated instrumentality and political subdivision of the Nottawaseppi Huron Band of Potawatomi Indians; RAM Entertainment, LLC and Robert A. Mathewson. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2012)

2.3
Membership Interest Purchase Agreement by and between the Sellers named therein, Full House Resorts, Inc. and Silver Slipper Casino Venture LLC, dated as of March 30, 2012. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 5, 2012)

2.4
Interest Purchase Agreement by and among The Majestic Star Casino, LLC, Majestic Mississippi, LLC, and Full House Resorts, Inc., dated as of March 21, 2014. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 24, 2014.)

3.1	Amended and Restated Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011)

3.2*	Amended and Restated By-laws of Full House Resorts Inc. as amended on October 21, 2014

10.1+
Amended and Restated 2006 Incentive Compensation Plan (Effective as of April 26, 2011). (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on March 16, 2011)

10.2+
Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 14, 2006)

102

10.3+
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

10.4+
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

10.5+
Letter Agreement dated November 12, 2012, between Full House Resorts, Inc. and T. Wesley Elam. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2012)

10.6+
Employment Agreement, dated December 7, 2012, between Full House Resorts, Inc. and Deborah J. Pierce. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.7
Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed with the Securities and Exchange Commission on June 30, 2011)

10.8
Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011)

10.9
First Lien Credit Agreement dated as of June 29, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and Capital One, National Association as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2012)

10.10
Second Lien Credit Agreement dated as of October 1, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and ABC Funding, LLC as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 5, 2012)

10.11
Lease Agreement with Option to Purchase dated as of November 17, 2004, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.12
First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.13
Second Amendment to Lease Agreement with Option to Purchase dated as of September 26, 2012, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

103

10.14
Third Amendment to Lease Agreement with Option to Purchase dated as of February 26, 2013, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.15
First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 11, 2013)

10.16
Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on August 22, 2013)

10.17
First Amendment to First Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.18
Amendment No. 1 to Second Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.19
Standard Form of Agreement Between Owner and Design-Builder dated August 26, 2013 between Silver Slipper Casino Venture, LLC and WHD Silver Slipper, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.20
Second Amendment to First Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 22, 2014)

10.21
Amendment No. 2 to Second Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 22, 2014)

10.22
Third Amendment to First Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2015)

104

10.23
Amendment No. 3 to Second Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2015)

10.24
Settlement Agreement dated as of August 21, 2014 by and among Majestic Star Casino, LLC, Majestic Mississippi, LLC and Full House Resorts, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2014)

10.25
Settlement Agreement dated November 28, 2014 by and among Full House Resorts, Inc., Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.26+
Employment Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.27+
Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.28+
Employment Agreement dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 4, 2015)

10.29+
Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 4, 2015)

10.30
First Amendment to Settlement Agreement dated as of January 28, 2015 by and among the Company, Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 29, 2015)

10.31
Separation Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Andre M. Hilliou. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.32
Separation Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Mark L. Miller. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.33*	Amendment to Separation Agreement dated as of February 18, 2015 by and between the Company and Andre M. Hilliou

105

10.34*	Amendment to Separation Agreement dated as of February 18, 2015 by and between the Company and Mark L. Miller

21.1*	List of Subsidiaries of Full House Resorts, Inc.

31.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Executive compensation plan or arrangement.

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

106

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: March 25, 2015	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 25, 2015
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 25, 2015
Lewis A. Fanger, Chief Financial Officer
(Principal Financial Officer)

/s/ KENNETH R. ADAMS	March 25, 2015
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 25, 2015
Carl G. Braunlich, Director

/s/ W. H. BAIRD GARRETT	March 25, 2015
W. H. Baird Garrett, Director

/s/ ELLIS LANDAU	March 25, 2015
Ellis Landau, Director

/s/ KATHLEEN MARSHALL	March 25, 2015
Kathleen Marshall, Director

/s/ CRAIG W. THOMAS	March 25, 2015
Craig W. Thomas, Director

/s/ BRADLEY M. TIRPAK	March 25, 2015
Bradley M. Tirpak, Director

107