Form 10-Q
period 2015-03-31
FULL HOUSE RESORTS INC
filed 2015-05-14
CIK 891482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-32583

FULL HOUSE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3391527 (I.R.S. Employer Identification No.)

4670 S. Fort Apache Road, Ste. 190 Las Vegas, Nevada (Address of principal executive offices)	89147 (Zip Code)

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

As of May 12, 2015, there were 18,876,681 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except shares and per share data)

	Three months ended March 31,
	2015	2014
Revenues
Casino	$26,354	$27,481
Food and beverage	5,849	5,024
Hotel	1,279	1,195
Management fees	--	494
Other operations	638	611
Gross revenues	34,120	34,805
Less promotional allowances	(5,036)	(4,356)
Net revenues	29,084	30,449

Operating costs and expenses
Casino	13,732	14,461
Food and beverage	2,100	2,099
Hotel	120	108
Other operations	268	228
Selling, general and administrative	10,844	11,133
Preopening and other	42	56
Depreciation and amortization	1,992	2,455
	29,098	30,540

Operating loss	(14)	(91)

Other (expense) income
Interest expense, net of $0.2 million and $0.08 million, capitalized	(1,525)	(1,517)
Other	12	--
	(1,513)	(1,517)

Loss before income taxes	(1,527)	(1,608)
Provision (benefit) for income taxes	228	(526)

Net loss	$(1,755)	$(1,082)

Basic and diluted loss per share	$(0.09)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	18,876,681	18,870,681

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$14,337	$15,639
Accounts receivable, net of allowance for doubtful accounts of $341 and $513	1,316	1,573
Income tax receivable	--	3,095
Prepaid expenses	2,951	2,105
Other	649	728
	19,253	23,140

Property and equipment, net	98,141	95,040

Other long-term assets
Goodwill	16,480	16,480
Intangible assets, net of accumulated amortization of $6,695 and $6,195	2,818	3,382
Deposits	393	178
Loan fees, net of accumulated amortization of $4,231 and $3,827	2,271	2,650
Deferred tax asset	74	74
	22,036	22,764
	$139,430	$140,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,092	$4,102
Construction contracts payable	1,280	1,638
Accrued player club points and progressive jackpots	1,932	1,709
Accrued payroll and related	2,402	3,743
Other accrued expenses	2,895	3,704
Deferred tax liability	901	901
Current portion of capital lease obligation	679	690
Current portion of long-term debt	3,059	1,337
	17,240	17,824

Long-term debt, net of current portion	60,033	59,294
Deferred tax liability	327	99
Capital lease obligation, net of current portion	6,051	6,230
	83,651	83,447

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,233,276 shares issued; 18,876,681 shares outstanding	2	2
Additional paid-in capital	45,915	45,878
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	11,516	13,271
	55,779	57,497
	$139,430	$140,944

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common stock		Additional paid-in	Treasury stock		Retained	Total Stockholders’
Three months ended March 31, 2015	Shares	Dollars	capital	Shares	Dollars	Earnings	Equity

Beginning balances	20,233	$2	$45,878	1,357	$(1,654)	$13,271	$57,497
Stock-based compensation	--	--	37	--	--	--	37
Net loss	--	--	--	--	--	(1,755)	(1,755)
Ending balances	20,233	$2	$45,915	1,357	$(1,654)	$11,516	$55,779

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:

Net loss	$(1,755)	$(1,082)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,492	1,814
Amortization of loan fees	404	370
Amortization of player loyalty program, land lease and water rights	500	641
Loss on disposals	--	1
Stock-based compensation	37	79
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	257	134
Income tax receivable	3,095	1,970
Prepaid expenses	(846)	(440)
Other assets	162	(9)
Deferred tax	228	--
Accounts payable and accrued expenses	(1,988)	(1,664)
Net cash provided by operating activities	1,586	1,814
Cash flows from investing activities:
Purchase of property and equipment, net of construction contracts payable	(4,900)	(2,019)
Deposits	(234)	(1,964)
Other	--	(10)
Net cash used in investing activities	(5,134)	(3,993)

Cash flows from financing activities:
First Term loan borrowings	4,461	--
Revolving loan (repayment)/borrowings	(2,000)	2,000
Repayment of long-term debt on capital lease obligation	(190)	(237)
Other	(25)	(1)
Net cash provided by financing activities	2,246	1,762

Net decrease in cash and equivalents	(1,302)	(417)
Cash and equivalents, beginning of period	15,639	14,936
Cash and equivalents, end of period	$14,337	$14,519

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,113	$1,212
Cash received from income tax refunds, net of cash paid of $0.05 million for income taxes in 2014	$(3,095)	$(1,915)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment capital expenditures	$1,331	$648

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Organization. Formed as a Delaware corporation in 1987, Full House Resorts, Inc., owns, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the “Company”, “we”, “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We currently own three casino properties and operate a fourth casino subject to a lease, as follows:

Property	Acquisition Date	Location
Silver Slipper Casino (Owned)	2012	Bay St. Louis, MS (near New Orleans)
Rising Star Casino Resort (Owned)	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino (Owned)	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2014 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The interim consolidated financial statements of the Company and its subsidiaries included herein reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain minor reclassifications have been made to prior-period amounts to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

Preopening expenses. Preopening expenses are expensed as incurred and include payroll, outside services, advertising, and other expenses related to new or start-up operations.

Recently issued accounting standards. Recently issued authoritative standards issued after January 1, 2015 have been reviewed. The new guidance currently is not expected to have a material impact on our financial statements.

3.	INCOME TAX RECEIVABLE

In March 2015, we received a $3.1 million refund related to tax losses incurred during 2014 which we elected to carryback to taxable income earned during 2012.

4.	PROPERTY AND EQUIPMENT

Property and equipment, including capital lease assets, consisted of the following (in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014
Land and improvements	$11,670	$11,670
Buildings and improvements	73,997	73,997
Furniture and equipment	28,097	27,951
Construction in progress	15,712	11,264
	129,476	124,882
Less accumulated depreciation	(31,335)	(29,842)
	$98,141	$95,040

Construction in progress amounts primarily related to construction of the hotel at Silver Slipper Casino, and included capitalized interest of $0.6 million and $0.4 million for in-progress projects at March 31, 2015 and December 31, 2014, respectively.

5.	ACCRUED LIABILITIES

Other accrued expenses consisted of the following (in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014

Real estate and personal property taxes	$979	$1,172
Gaming taxes	206	294
Other taxes	468	495
Gaming related accruals	400	490
Other	842	1,253
	$2,895	$3,704

6.	GOODWILL AND OTHER INTANGIBLES

At least annually during the fourth quarter or more frequently when there is a material change in circumstances that could have a negative effect, the Company performs an assessment of its goodwill and other indefinite-lived intangible assets to determine if the carrying value of such assets exceeds the fair value. No change in circumstances that would trigger an evaluation were observed during the three months ended March 31, 2015 or subsequently, and no impairment charges were recorded during the March 31, 2015 and 2014 quarters. We evaluate these assets using the market (comparable transactions) and income (discounted cash flow) approaches to value, both of which use Level 3 inputs as defined by GAAP.

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights, over their estimated useful lives. For the three months ended March 31, 2015, the aggregate amortization expense was $0.9 million, which includes $0.4 million for loan fees. For the three months ended March 31, 2014, such amount was $1.0 million, including $0.4 million for loan fees. Loan fees are amortized to interest expense.

7.	CAPITAL LEASE

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort pursuant to a capital lease agreement (the “Rising Star Lease Agreement”) with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”) for $77,537 per month and an annual interest rate varying between 2.5% and 4.5% during the term of the lease. The Rising Star Lease Agreement is not guaranteed by the parent company or any subsidiary other than Gaming Entertainment (Indiana), LLC. The term is for 10 years with the Landlord having a right to sell the hotel to us at the end of the term for $1 plus closing costs on the terms set forth in the Rising Star Lease Agreement. During the term, we also have the exclusive option to purchase the hotel at any time at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. Upon expiration of the term of the lease, if we have not exercised our option to purchase the hotel tower, we have the option to purchase the hotel for $1 plus closing costs. In the event of a default on the lease agreement, the Landlord’s recourse allows for them to take possession of the property; collection of rents as defined; the right to seek remediation for any attorneys’ fees and litigation expenses; and the costs of retaking and re-leasing the property.

8.	LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014
Long-term debt, net of current portion:
First Term Loan, maturing June 29, 2016, quarterly payments of $0.25 million beginning June 1, 2015; quarterly payments of $1.25 million beginning October 1, 2015; interest payable monthly at a variable rate which averaged 4.75% for both periods presented	$43,092	$38,631

Revolving Loan, maturing June 29, 2016, interest payable monthly at a variable rate which averaged 4.75% for both periods presented	--	2,000

Second Term Loan, maturing April 1, 2017, interest payable monthly at 14.25% per annum (13.25% prior to July 18, 2014)	20,000	20,000

Less current portion	(3,059)	(1,337)
	$60,033	$59,294

First and Second Lien Credit Facilities. The First Lien Credit Facility, including the Revolving Loan, and Second Lien Credit Facility are secured by substantially all of our assets, and our wholly owned subsidiaries guarantee our obligations under the agreements. As of March 31, 2015, we had drawn $5.6 million of the $10 million term loan under the First Lien Credit Facility. The remaining $4.4 million of funding availability under the term loan will be used to fund a portion of the construction costs of the 129-room hotel addition to the Silver Slipper Casino, which is scheduled to open in phases during the second quarter of 2015.

During March 2015, we paid down $2.0 million previously drawn on our $5.0 million Revolving Loan under the First Lien Credit Facility.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. As of March 31, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum plus a 3.75% margin.

The First and Second Lien Credit Facilities contain customary covenants, including a maximum total leverage ratio, maximum first lien leverage ratio, and a fixed charge coverage ratio, as indicated in the tables below:

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

We were in compliance with our covenants as of March 31, 2015. There can be no assurances that we will remain in compliance with all covenants in all future periods and that, if there is a breach, lenders will waive such breach.

9.	INCOME TAXES

We had a provision for income taxes in the first quarter of 2015 despite incurring a pre-tax loss. This was due to the effects of the valuation allowance against our deferred tax assets and the recording of a deferred tax expense on the tax amortization of indefinite-lived intangible assets. Our effective income tax rate for continuing operations for the three months ended March 31, 2015 was -14.9%, or an expense of $0.2 million, as compared to an effective tax rate of 32.7%, or a benefit of $0.5 million, for the corresponding prior-year period. In the prior-year period, we recorded a benefit against a pre-tax loss. Subsequently, in the fourth quarter of 2014, we created a valuation reserve against our deferred tax assets due to the uncertainty that such benefits would be realized. We continued the practice of recording a valuation reserve against our deferred tax assets during the first quarter of 2015.

10.	COMMITMENTS AND CONTINGENCIES

Operating leases

The nature of our operating leases are as follows:

Leased Property	Term / Expiration
Grand Lodge Casino facility	7 years/August 2018
Land lease of Silver Slipper Casino site	54 years/April 2058

Additionally, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

The total rent expense for all operating leases for the quarters ended March 31, 2015 and 2014 was $0.9 million.

Grand Lodge Casino Lease. In 2011, we entered into a lease with Hyatt Equities L.L.C. to operate the Grand Lodge Casino (“Grand Lodge Lease”). The Grand Lodge Lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt Equities, L.L.C. has an option to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition or for such period of time remaining on the lease term, whichever is less, plus the fair market value of the Grand Lodge Casino’s personal property. The Grand Lodge Lease was amended in 2013 to extend the initial term to August 31, 2018 among certain other conforming changes.

Options to Purchase Silver Slipper Casino Leased Land. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino is situated. The lease includes base monthly payments of $77,500 plus 3% of gross gaming revenue in excess of $3.65 million, as defined. The land lease includes an exclusive option to purchase the leased land (“Purchase Option”) after February 26, 2019 through October 1, 2027, as well as an option to purchase only a four-acre portion of the leased land for $2.0 million, which may be exercised at any time in conjunction with the development of a hotel. If there is no change in ownership, the purchase price of the leased land will be $15.5 million ($13.5 million if the four-acre parcel has been previously purchased) plus a retained interest in Silver Slipper Casino operations of 3% of net income as defined. In the event that we sell or transfer substantially all of the assets of our ownership in Silver Slipper Casino, then the purchase price will increase to $17.1 million. The current term of the land lease is through April 30, 2058.

Silver Slipper Casino Hotel Construction

On August 26, 2013, the Silver Slipper Casino entered into an agreement for the construction of a 129-room hotel adjoining the casino. We expect costs related to the construction of the hotel to be approximately $20 million, inclusive of capitalized interest. We intend to finance $10 million of the construction costs with proceeds from the term loan under the First Lien Credit Facility as described in Note 8. The remaining construction and related costs will be funded from available working capital. As of March 31, 2015, we had funded $8.5 million of hotel construction costs in cash, and anticipate funding an additional $1.6 million in cash to complete the project, including capitalized interest. We expect to complete and open the hotel in phases during the second quarter of 2015.

Indiana Department of Revenue

During 2014, we received a proposed assessment of $1.6 million, including interest and penalties, from the Indiana Department of Revenue (“IDOR”) related to unpaid sales and use taxes for periods prior to 2013. We protested and resolved the proposed assessment after March 31, 2015 for an amount that approximated our estimate. See Note 13 for additional information regarding the resolution of this issue.

Legal Matters

We are party to a number of pending legal proceedings which occurred in the normal course of business. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

11.	SHARE-BASED BENEFIT PLANS

Compensation Cost. We recognized stock compensation expense of $37,000 for the three months ended March 31, 2015 compared to $78,000 during the prior-year period. Share-based compensation expense is included in selling, general and administrative expense. As of March 31, 2015, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.8 years.

Stock Options. The following table summarizes information related to our common stock options, all of which remain unvested as of March 31, 2015. The Company filed a registration statement on SEC Form S-8 on March 26, 2015 to register the shares issuable upon exercise of the nonqualified stock options.

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2015	943,834	$1.25
Granted	300,000	$1.37
Exercised	--	--
Canceled/Forfeited	--	--
Options outstanding at March 31, 2015	1,243,834	$1.28
Options exercisable at March 31, 2015	--	$1.28

On January 30, 2015, we entered into an employment agreement with Lewis Fanger to serve as the Company’s Senior Vice President, Chief Financial Officer and Treasurer. In connection with entering into the employment agreement, Mr. Fanger was granted, outside of the 2006 Plan and qualifying as inducement options, nonqualified stock options covering 300,000 shares of Company common stock with an exercise price of $1.37, the closing price per share on the grant date. The stock options will vest with respect to 25% of the shares on January 30, 2016 and will continue to vest with respect to an additional 1/48th of the shares on each monthly anniversary thereafter, subject to Mr. Fanger’s continued service through the applicable vesting date. The stock options will vest in full on a change in control of the Company.

The aggregate intrinsic value of options outstanding was $0.3 million at March 31, 2015, none of which were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of our closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions. Changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for Mr. Fanger’s options granted during the three months ended March 31, 2015 were as follows:

Vesting commencement date:	January 30, 2016
Expected volatility:	60%
Expected dividend yield:	0%
Expected life (in years):	3 years
Weighted average risk free rate:	0.88%

Restricted Stock. There are 11,000 shares of common stock available for future issuance under the Company’s Amended and Restated 2006 Incentive Compensation Plan (the “2006 Plan”), which expires on January 1, 2016. All previously issued shares have vested. See Note 13 for additional information.

12.	SEGMENT REPORTING

The following tables reflect selected information for our reporting segments for the three months ended March 31, 2015 and 2014. The casino/resort segments include the Silver Slipper Casino in Bay St. Louis, Mississippi; the Rising Star Casino Resort in Rising Sun, Indiana; and the Northern Nevada segment, which consists of the Grand Lodge Casino in Incline Village, Nevada and Stockman’s Casino in Fallon, Nevada. The Development/Management segment includes costs associated with casino development and management projects, including our management contract with the Pueblo of Pojoaque that expired in September 2014.

Selected statement of operations data for the three months ended March 31 (in thousands):

Three Months Ended March 31, 2015

	Casino/Resort Operations

	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated

Revenues, net	$4,245	$11,115	$13,724	$--	$--	$29,084
Selling, general and administrative	1,501	3,896	4,283	--	1,164	10,844
Depreciation and amortization	200	688	1,100	--	4	1,992
Operating income (loss)	83	(483)	1,558	(4)	(1,168)	(14)
Interest expense, net of amounts capitalized	--	42	5	--	1,478	1,525
Net income (loss)	81	(516)	1,334	(4)	(2,650)	(1,755)

Three Months Ended March 31, 2014

	Casino/Resort Operations

	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated

Revenues, net	$4,387	$13,248	$12,320	$494	$--	$30,449
Selling, general and administrative	1,448	4,387	4,126	--	1,172	11,133
Depreciation and amortization	217	847	1,386	--	5	2,455
Operating income (loss)	148	(250)	750	438	(1,177)	(91)
Interest expense, net of amounts capitalized	--	48	--	--	1,469	1,517
Net income (loss)	97	(248)	495	320	(1,746)	(1,082)

Selected balance sheet data as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015

	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated

Total assets	$10,767	$38,083	$80,698	$--	$9,882	$139,430
Property, equipment and capital lease, net	6,483	33,129	58,498	--	31	98,141
Goodwill	1,809	--	14,671	--	--	16,480
Liabilities	1,662	11,604	4,105	--	66,280	83,651

December 31, 2014

	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino	Development/ Management	Corporate	Consolidated

Total assets	$12,471	$39,101	$76,898	$--	$12,474	$140,944
Property, equipment and capital lease, net	6,656	33,801	54,548	--	35	95,040
Goodwill	1,809	--	14,671	--	--	16,480
Liabilities	1,970	11,543	4,182	--	65,752	83,447

13.	SUBSEQUENT EVENTS

Indiana Department of Revenue (IDOR). In April 2015, we agreed to withdrawal our formal protest with the IDOR and accept the IDOR’s revised audit findings and proposed assessment relating to unpaid sales and use taxes for periods prior to 2013. The assessment payment totaled $237,000, including interest and penalties, and was remitted in April 2015.

Revolving Loan. On April 1, 2015 we borrowed $2.0 million under our $5.0 million Revolving Loan under the First Lien Credit Facility.

Equity Incentive Plan. On March 31, 2015, our Board adopted the Full House Resorts, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), subject to and effective upon stockholder approval. On May 5, 2015, the 2015 Plan became effective and the 2006 Plan was terminated. The 2015 Plan includes shares reserved for issuance of up to 1,400,000 new shares to directors, employees and consultants, and 1,243,834 shares issuable in respect to non-qualified stock options granted to Mr. Lee and to Mr. Fanger in connection with their employment. The 2015 Plan includes a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2014, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2015. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc. together with its subsidiaries may be referred to as “Full House”, the “Company”, “we”, “our” or “us”.

Overview
We currently own three casino properties and operate a fourth casino subject to a lease as follows:

Property	Acquisition Date	Location
Silver Slipper Casino (Owned)	2012	Bay St. Louis, MS (near New Orleans)
Rising Star Casino Resort (Owned)	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino (Owned)	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

Until our three-year contract expired in September 2014, we also managed the Buffalo Thunder Casino and Resort, Cities of Gold and related gaming facilities near Santa Fe, New Mexico for the Pueblo of Pojoaque.

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

Our revenues are primarily derived from gaming sources, which include revenues from slot machines, table games and live keno. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf course at the Rising Star Casino Resort, retail outlets and entertainment. Promotional allowances consist primarily of hotel, food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues. We calculate operating income (loss) as net revenues less total operating costs and expenses. Operating income (loss) represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.

Key Performance Indicators

We use several key performance indicators to evaluate the operations of our properties. These key performance indicators include the following:

Gaming revenue indicators:

Slot coin-in is the gross dollar amount wagered in slot machines and table game drop is the total amount of cash or promises to pay (“markers”) exchanged into chips for use at the Company’s table games. Slot coin-in and table game drop are indicators of volume.

Slot win and table game hold is the difference between customer wagers and customer winnings on slot machines and table games, respectively. Slot win and table game hold percentages represent the relationship between slot coin-in and table game drop to gaming wins and losses.

Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms; average daily rate (“ADR”) is a price indicator; and hotel revenue per available room (“RevPAR”) is the product of the two and indicates the overall revenue generation of the hotel. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate, ADR and RevPAR.

Results of Operations

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

Operating results – reportable segments

The following summarizes our operating results by reportable segment for the three months ended March 31, 2015 and 2014, expressed in thousands of dollars:

	Three Months Ended March 31,		Percent of Net Revenues		Increase (Decrease)
	2015	2014	2015	2014	Dollars	Percent
Net Revenues
Silver Slipper Casino	$13,724	$12,320	47.2%	40.5%	$1,404	11.4%
Rising Star Casino Resort	11,115	13,248	38.2%	43.5%	(2,133)	(16.1)%
Northern Nevada Casinos	4,245	4,387	14.6%	14.4%	(142)	(3.2)%
Corporate and Other	--	494	--%	1.6%	(494)	--%
	$29,084	$30,449	100.0%	100.0%	$(1,365)	(4.5)%
Operating income (loss)
Silver Slipper Casino	$1,558	$750	5.4%	2.5%	$808	107.7%
Rising Star Casino Resort	(483)	(250)	(1.7)%	(0.8)%	(233)	(93.2)%
Northern Nevada Casinos	83	148	0.3%	0.4%	(65)	(43.9)%
Corporate and Other	(1,172)	(739)	(4.0)%	(2.4)%	(433)	(58.6)%
	$(14)	$(91)	(0.0)%	(0.3)%	$77	84.6%

Silver Slipper

Net revenues increased primarily due to an increase in the number of patrons, marketing program improvements implemented early in the first quarter of 2015, and better weather conditions compared to the prior-year period. These items helped result in a $0.9 million (8.8%) increase in slot revenue and a $0.3 million (21.8%) increase in table games revenue. Non-gaming revenues (principally food and beverage revenues) increased $0.5 million (17.3%) largely due to the increased promotional activity. During 2015, we continued to have construction disruption related to the property’s adjoining hotel, which is now expected to open in phases during the second quarter of 2015.

Operating income benefited from the increase in revenue and a $0.3 million decrease in depreciation and amortization due to certain assets becoming fully depreciated. These items were partially offset by increased casino expenses of $0.5 million (8.8%) and food and beverage expenses of $0.2 million (24.9%), reflecting higher gaming volumes and the increase in promotional allowances. We also incurred $38,000 of preopening expenses for staffing and training for the new hotel.

Rising Star Casino Resort

Net revenues were lower primarily as a result of decreased gaming revenue of $2.1 million (17.5%), reflecting competitive pressure from both new and existing nearby casinos. All potentially licensed casinos in Indiana and southern Ohio have now opened. The most recent openings of new regional competitors were in May and August of 2014.

Operating income was lower due to the decrease in gaming revenue, partially offset by decreased casino expenses of $1.1 million (15.1%), reflecting cost-cutting measures and the declines in volumes and gaming revenues. During the prior-year period, Rising Star recorded a one-time operating expense credit adjustment of $0.5 million related to the estimated effective state gaming tax rate resulting from lower than anticipated gaming revenues and $0.2 million related to the over-accrual of unemployment taxes.

Northern Nevada

Net revenues and operating income decreased slightly compared to the prior-year period primarily due to a decrease in gaming revenue. The gaming revenue decrease was primarily related to Stockman’s Casino, partially offset by a gaming revenue increase and operating expense decrease at the Grand Lodge Casino.

Corporate and Other

Net revenues decreased due to the expiration of our management contract in September 2014 with Buffalo Thunder, Cities of Gold, and related gaming facilities near Santa Fe, New Mexico, for the Pueblo of Pojoaque.

Operating income decreased primarily due to the expiration of the management contract, partially offset by a decrease in corporate overhead costs.

Consolidated operating results

The following summarizes our consolidated operating results for the three months ended March 31, 2015 and 2014, expressed in thousands of dollars:

	Three Months Ended March 31,		Percent of Net Revenues		Increase (Decrease)
	2015	2014	2015	2014	Dollars	Percent

Revenues, net
Casino	$26,354	$27,481	90.6%	90.3%	$(1,127)	(4.1)%
Non-casino related, net of promotional allowances	2,730	2,474	9.4%	8.1%	256	10.3%
Management fees	--	494	--%	1.6%	(494)	--%
	29,084	30,449	100.0%	100.0%	(1,365)	(4.5)%

Costs and expenses
Casino	13,732	14,461	47.2%	47.5%	(729)	(5.0)%
Non-casino related	2,488	2,435	8.5%	8.0%	53	2.2%
Selling, general and administrative	10,886	11,189	37.4%	36.7%	(303)	(2.7)%
Depreciation and amortization	1,992	2,455	6.9%	8.1%	(463)	(18.9)%
	29,098	30,540	100.0%	100.3%	(1,442)	(4.7)%

Operating loss	(14)	(91)	--%	(0.3)%	77	84.6%

Interest expense and other	1,513	1,517	5.2%	5.0%	(4)	(.3)%

Loss before income tax benefit	(1,527)	(1,608)	(5.2)%	(5.3)%	81	5.0%

Provision (benefit) for income taxes	228	(526)	0.8%	(1.7)%	(754)	(143.3)%

Net loss	$(1,755)	$(1,082)	(6.0)%	(3.6)%	$(673)	(62.2)%

Additional details related to the composition of our revenues for the three months ended March 31, 2015 and 2014, expressed in thousands of dollars, follows:

	Three Months Ended March 31,		Percent of Net Revenues		Increase (Decrease)
	2015	2014	2015	2014	Dollars	Percent
Casino revenues
Slots	$22,466	$23,789	77.2%	78.1%	$(1,323)	(5.6)%
Table games	3,796	3,618	13.1%	11.9%	178	4.9%
Other	92	74	0.3%	0.3%	18	24.3%
	26,354	27,481	90.6%	90.3%	(1,127)	(4.1)%

Non-casino revenues, net
Food and beverage	2,158	1,966	7.4%	6.4%	192	9.8%
Hotel	153	123	0.5%	0.4%	30	24.4%
Other	419	385	1.5%	1.3%	34	8.8%
	2,730	2,474	9.4%	8.1%	256	10.3%

Management fees	--	494	--%	1.6%	(494)	--%

Total net revenues	$29,084	$30,449	100.0%	100.0%	$(1,365)	(4.5)%

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2015 and 2014.

Revenues. Consolidated net revenues and casino revenues decreased primarily as a result of decreased gaming revenue at Rising Star and the expiration of our tribal management agreement, partially offset by increased gaming revenue at Silver Slipper.

Consolidated non-casino revenues increased primarily due to the increase in food and beverage revenue at Silver Slipper, resulting from an increase in patrons and more aggressive promotional activities.

Casino costs and expenses. The decrease in consolidated casino costs and expenses was primarily attributable to reductions in gaming taxes associated with reduced revenues and cost containment measures at Rising Star. These decreases were partially offset by an increase in complimentaries and gaming taxes associated with increased revenues and marketing changes at Silver Slipper.

Selling, general and administrative costs and expenses. These costs decreased due to a $0.5 million reduction in marketing and other costs at Rising Star, partially offset by a $0.2 million increase at Silver Slipper. These expenses included $38,000 related to the new hotel at Silver Slipper, which is scheduled to open in phases during the second quarter of 2015.

Depreciation and amortization expense. Depreciation and amortization expense decreased primarily due to fully depreciated two-year assets at Silver Slipper and the player loyalty program becoming fully amortized at Rising Star.

Interest expense and other. Interest expense and other consisted of the following:

	Three Months Ended March 31, (In Thousands)
	2015	2014
Interest expense (excluding loan fee amortization)	$1,318	$1,222
Amortization of loan fees	404	370
Capitalized interest	(197)	(75)
Other	(12)	--
	$1,513	$1,517

There were no significant changes in interest rates during the comparative periods.

Income tax expense. We had a provision for income taxes in the first quarter of 2015 despite incurring a pre-tax loss. This was due to the effects of the valuation allowance against our deferred tax assets and the recording of a deferred tax expense on the tax amortization of indefinite-lived intangible assets. Our effective income tax rate for continuing operations for the three months ended March 31, 2015 was -14.9%, or an expense of $0.2 million, as compared to an effective tax rate of 32.7%, or a benefit of $0.5 million, for the corresponding prior-year period. In the prior-year period, we recorded a benefit against a pre-tax loss. Subsequently, in the fourth quarter of 2014, we created a valuation reserve against our deferred tax assets due to the uncertainty that such benefits would be realized. We continued the practice of recording a valuation reserve against our deferred tax assets during the first quarter of 2015.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, gain (loss) from asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share based compensation expense. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported U.S. generally accepted accounting principles (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industry, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property. Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under U.S. generally accepted accounting principles. Accordingly, these measures should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to net loss for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$2,141	$2,498
Depreciation and amortization	(1,992)	(2,455)
Pre-opening	(38)	--
Write-offs and asset disposals	(84)	(1)
Project development & acquisition costs	(4)	(55)
Stock compensation	(37)	(78)
Operating loss	(14)	(91)

Non-operating expenses (income)
Interest expense	1,525	1,517
Other	(12)	--
	1,513	1,517

Loss before income taxes	(1,527)	(1,608)
Income tax expense (benefit)	228	(526)

Net loss	$(1,755)	$(1,082)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	Operating income (loss)	Depreciation and amortization	Preopening	Write-offs and asset disposals	Project development and acquisition costs	Stock compensation	Adjusted EBITDA

Casino properties
Silver Slipper Casino	$1,558	$1,100	$38	$--	$--	$--	$2,696
Rising Star Casino Resort	(483)	688	--	--	--	--	205
Northern Nevada Casinos	83	200	--	80	--	--	363
	1,158	1,988	38	80	--	--	3,264

Other operations
Management fees	--	--	--	--	--	--	--
Project development and acquisition costs	(4)	--	--	--	4	--	--
Stock compensation	(37)	--	--	--	--	37	--
Corporate	(1,131)	4	--	4	--	--	(1,123)
	(1,172)	4	--	4	4	37	(1,123)

	$(14)	$1,992	$38	$84	$4	$37	$2,141

Three Months Ended March 31, 2014	Operating income (loss)	Depreciation and amortization	Preopening	Write-offs and asset disposals	Project development and acquisition costs	Stock compensation	Adjusted EBITDA

Casino properties
Silver Slipper Casino	$750	$1,386	$--	$--	$--	$--	$2,136
Rising Star Casino Resort	(250)	847	--	1	--	--	598
Northern Nevada Casinos	148	217	--	--	--	--	365
	648	2,450	--	1	--	--	3,099

Other operations
Management fees	494	--	--	--	--	--	494
Project development and acquisition costs	(55)	--	--	--	55	--	--
Stock compensation	(78)	--	--	--	--	78	--
Corporate	(1,100)	5	--	--	--	--	(1,095)
	(739)	5	--	--	55	78	(601)

	$(91)	$2,455	$--	$1	$55	$78	$2,498

The Silver Slipper information presented above is net of rent paid on its underlying land lease of $0.3 million during the periods ended March 31, 2015 and 2014. Likewise, the Northern Nevada figures are net of $0.4 million of rent paid for the casino space at Grand Lodge Casino during the periods ended March 31, 2015 and 2014. Rising Star Casino Resort paid $0.2 million during the periods ended March 31, 2015 and 2014 to rent the hotel that opened in November 2013. Because this hotel lease is a capital lease, the rent payments are not included in the above numbers but instead appear as amortization of the capitalized lease obligation and as a component of interest expense.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2015, we held $14.3 million of cash and cash equivalents and our $5.0 million Revolving Loan under our First Lien Credit Facility was available. Management estimates that approximately $12 million of cash and cash equivalents is required for the day-to-day operations of the Company. In March 2015, we received our federal income tax receivable of $3.1 million. During April 2015, we made a $2.0 million draw on our Revolving Loan under our First Lien Credit Facility. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants.

The next scheduled principal payment for the term loan of $1.25 million is due October 1, 2015 and will continue quarterly thereafter. Additionally, quarterly payments of $0.25 million are scheduled to begin June 1, 2015 on the construction portion of the term loan.

We believe that our existing cash balance, cash flows from operations, and availability under our Revolving Loan will meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements. We are unlikely to generate sufficient cash flow from operations to repay our existing debt when it comes due and we recently began discussions with our lenders regarding the refinancing of such debt, aiming to either adjust covenants if necessary and extend their current maturities, or complete such refinancing comfortably before their maturities.

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

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the three months ended March 31, 2015 was $1.6 million compared to $1.8 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital. Cash provided by operating activities decreased primarily due to decreased operating cash flow at the Rising Star and the expiration of our tribal management contract.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2015 was $5.1 million, largely due to the construction of the hotel at Silver Slipper Casino. Cash used in investing activities during the prior-year period was $4.0 million, of which $1.75 million was used for our escrow deposit for the Fitz Tunica Casino & Hotel, and $2 million of property and equipment purchases at our properties which includes $1.3 million related to construction costs at Silver Slipper Casino.

 Cash flows - financing activities. On a consolidated basis, cash provided by financing activities during the three months ended March 31, 2015 was $2.2 million. Cash of $4.5 million was drawn for construction costs related to the hotel at Silver Slipper Casino, $2 million was paid down on our revolving term loan and $0.2 million of principal was paid for the Rising Start Casino Resort’s capital lease obligation.

Projects

 In January 2015, we announced a design change to the hotel at Silver Slipper Casino that replaced several standard rooms with nine luxury suites. This new configuration reduced the total room count to 129 rooms, including nine suites, from 142 standard hotel rooms. By providing suites for high-end customers, we believe we can enhance the customer experience and our profitability. The budgeted cost of the hotel, inclusive of the design change, is approximately $20 million, including capitalized interest. At March 31, 2015, $15.7 million had been invested and we expect to complete and open the hotel in phases during the second quarter of 2015.

The Company has a $10 million term loan under the First Lien Credit Facility specifically for the hotel construction, of which $5.6 million was drawn at March 31, 2015. Construction and financing costs for the hotel of $8.5 million were funded from available cash as of March 31, 2015. We expect to fund the remaining projects costs from our term loan ($4.4 million) and from our working capital ($1.6 million) to complete the project.

After completion of the hotel, we anticipate that the capital expenditures during the remainder of 2015 will be less than the cash flows generated during that period from operations.

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

Credit Facilities

As of March 31, 2015, we had drawn $5.6 million of the $10 million term loan under the First Lien Credit Facility and had $43.1 million outstanding under the First Term Loan. The remaining $4.4 million of funding availability under the $10 million term loan will be used for a portion of construction of the 129-room hotel addition to the Silver Slipper Casino. The remaining construction costs will be funded from available working capital.

During March 2015, we paid down the outstanding $2.0 million on our Revolving Loan under the First Lien Credit Facility. During April 2015, we made a $2.0 million draw on our Revolving Loan.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly. As of March 31, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum plus a 3.75% margin. We pay interest on the Second Lien Credit Facility at the fixed rate of 14.25% per annum effective July 18, 2014. Prior to July 18, 2014, we paid interest at a fixed rate of 13.25% per annum.

The First Lien Credit Facility and Second Lien Credit Facility contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business. The First Lien Credit Facility and Second Lien Credit Facility require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained which requires we invest at least 1.5%, and no more than 5%, of our prior-year revenues, excluding costs related to the Silver Slipper hotel project. The First Lien Credit Facility and Second Lien Credit Facility currently defines Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, and (c) depreciation and amortization, and further adjusted to eliminate the impact of certain items that are either non-cash items or are not indicative of ongoing operating performance such as (d) extraordinary gains and losses (including non-cash impairment charges), (e) non-cash stock compensation expense, (f) certain acquisition costs, including the Company’s canceled acquisition of the Fitz Tunica Casino & Hotel (g) costs related to the Company’s canceled S-1 registration statement filed in early 2014, (h) board and management transition expenses from the changes enacted in 2014, and (i) joint venture net income, unless such net income has actually been received by the Company in the form of cash dividends or distributions. For purposes of our covenants, we also receive pro forma credit for gaming tax reductions implemented in Indiana in 2014 and the first quarter of 2015.

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

We were in compliance with our covenants as of March 31, 2015. There can be no assurances that we will remain in compliance with all covenants in all future periods and that, if there is a breach, lenders will waive such breach. The First Lien Credit Facility and Second Lien Credit Facility also include other customary events of default, including, among other things: non-payment; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; limitations on our ability to re-purchase shares or pay dividends and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Facility or Second Lien Credit Facility or by law.

We are required to make prepayments under the First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility. However, with the permission of our lenders under the First Lien Credit Facility, the Company may elect to make optional prepayments on the Second Lien Credit Facility prior to the discharge of the First Lien Credit Facility. In the event that the Company chooses to make such an optional prepayment on the Second Lien Credit Facility, the Company must pay an additional call premium, currently at 2.00% of the prepayment amount. This call premium reduces to 0% in October 2015.

The summary of principal terms of and the amendments to the First Lien Credit Facility and to the Second Lien Credit Facility in this Quarterly Report on Form 10-Q are in all cases subject to the terms of the actual credit agreements and amendments, copies of which are referenced as Exhibits in Part IV to our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2014. There has been no significant change in our critical accounting estimates or policies since the end of 2014.

Forward-Looking Statements

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.    Exhibits

10.1	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to Registrant’s Proxy Statement on Schedule 14A filed on April 3, 2015)
31.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 14, 2015	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 14, 2015	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)

