Form 10-Q
period 2015-06-30
FULL HOUSE RESORTS INC
filed 2015-08-13
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 11, 2015, there were 18,969,396 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Casino	$27,442	$28,048	$53,797	$55,530
Food and beverage	6,313	5,285	12,162	10,309
Hotel	1,537	1,321	2,816	2,516
Management fees	—	300	—	793
Other operations	1,045	1,028	1,682	1,638
Gross revenues	36,337	35,982	70,457	70,786
Less promotional allowances	(5,611)	(4,672)	(10,647)	(9,027)
Net revenues	30,726	31,310	59,810	61,759
Operating costs and expenses
Casino	14,237	15,204	27,969	29,665
Food and beverage	2,250	2,223	4,350	4,322
Hotel	238	215	430	323
Other operations	382	399	650	626
Selling, general and administrative	10,419	10,752	21,193	21,886
Project development, preopening and other	123	280	164	335
Depreciation and amortization	2,030	2,312	4,022	4,767
Impairment	—	11,547	—	11,547
	29,679	42,932	58,778	73,471
Operating income (loss)	1,047	(11,622)	1,032	(11,712)
Other (expense) income
Interest expense, net of $0.3 million and $0.2 million capitalized for the three months ended June 30, 2015 and 2014, and $0.5 million and $0.1 million capitalized for the six months ended June 30, 2015 and 2014	(1,523)	(1,571)	(3,047)	(3,088)
Other	—	(6)	12	(7)
	(1,523)	(1,577)	(3,035)	(3,095)
Loss before income taxes	(476)	(13,199)	(2,003)	(14,807)
Provision (benefit) for income taxes	(49)	(4,708)	179	(5,234)
Net loss	$(427)	$(8,491)	$(2,182)	$(9,573)
Basic and diluted loss per share	$(0.02)	$(0.45)	$(0.12)	$(0.51)
Basic and diluted weighted average number of common shares outstanding	18,934	18,874	18,906	18,872

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$14,480	$15,639
Accounts receivable, net of allowance for doubtful accounts of $195 and $513	1,602	1,573
Settlement receivable	500	—
Income tax receivable	—	3,095
Prepaid expenses	4,479	2,105
Other	726	728
	21,787	23,140
Property and equipment, net	100,476	95,040
Other long-term assets
Goodwill	16,480	16,480
Intangible assets, net of accumulated amortization of $7,194 and $6,195	2,335	3,382
Deposits	598	178
Loan fees, net of accumulated amortization of $4,637 and $3,827	2,096	2,650
Deferred tax asset	74	74
	21,583	22,764
	$143,846	$140,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,898	$4,102
Construction contracts payable	1,197	1,638
Accrued player club points and progressive jackpots	1,798	1,709
Accrued payroll and related	2,445	3,743
Other accrued expenses	2,891	3,704
Deferred tax liability	901	901
Current portion of capital lease obligation	668	690
Current portion of long-term debt	4,414	1,337
	18,212	17,824
Long-term debt, net of current portion	63,943	59,294
Deferred tax liability	277	99
Capital lease obligation, net of current portion	5,871	6,230
	88,303	83,447
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,325,991 and 20,233,276 shares issued; 18,969,396 and 18,876,681 shares outstanding	2	2
Additional paid-in capital	46,106	45,878
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	11,089	13,271
	55,543	57,497
	$143,846	$140,944
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance as of January 1, 2015	20,233	$2	$45,878	1,357	$(1,654)	$13,271	$57,497
Stock-based compensation	93	—	228	—	—	—	228
Net loss	—	—	—	—	—	(2,182)	(2,182)
Balance as of June 30, 2015	20,326	$2	$46,106	1,357	$(1,654)	$11,089	$55,543

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,182)	$(9,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Development receivable collection allowance reduction	(500)	—
Impairment	—	11,547
Depreciation	3,023	3,626
Amortization of loan fees	810	725
Amortization of player loyalty program, land lease and water rights	999	1,141
Loss on disposals	—	8
Stock-based compensation	228	160
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	(29)	95
Income tax receivable	3,095	1,970
Prepaid expenses	(2,374)	(1,580)
Other assets	87	51
Deferred tax	178	(4,255)
Accounts payable and accrued expenses	(2,475)	(1,445)
Net cash provided by operating activities	860	2,470
Cash flows from investing activities:
Purchase of property and equipment, net of construction contracts payable	(8,883)	(3,828)
Deposits	(456)	(1,750)
Other	—	(413)
Net cash used in investing activities	(9,339)	(5,991)
Cash flows from financing activities:
First Term Loan borrowings	7,726	—
Revolving Loan borrowings, net	—	2,000
Repayment of capital lease obligation	(381)	(423)
Other	(25)	(3)
Net cash provided by financing activities	7,320	1,574
Net decrease in cash and equivalents	(1,159)	(1,947)
Cash and equivalents, beginning of period	15,639	14,936
Cash and equivalents, end of period	$14,480	$12,989
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,160	$2,355
Cash received from income tax refunds, net	$(3,154)	$(1,915)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued property and equipment capital expenditures	$1,215	$941
Accrued loan fees	$231	$—

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. ORGANIZATION

Organization. Formed as a Delaware corporation in 1987, Full House Resorts, Inc., owns, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House”, the “Company”, “we”, “our”, or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We currently own three casino properties and operate a fourth casino subject to a lease, as follows:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel (Owned)	2012	Bay St. Louis, MS (near New Orleans)
Rising Star Casino Resort (Owned)	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino (Owned)	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)
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

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. During April 2015, the wholly-owned subsidiary Richard and Louise Johnson, LLC, a Kentucky limited liability company, was organized. All material intercompany accounts and transactions have been eliminated. Certain minor reclassifications have been made to prior-period amounts to conform to the current-period presentation. These reclassifications had no effect on the previously reported net loss.

Income taxes. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss. During the second quarter of 2015, it was determined that the Company's annual effective tax rate could not be reasonably estimated. As a result, the year-to-date effective tax rate was used to determine the tax expense incurred during the six months ended June 30, 2015.

Recently issued accounting standards. Management believes that there are no recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.

3. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)
Land and improvements	$11,950	$11,670
Buildings and improvements	86,009	73,997
Furniture and equipment	29,878	27,951
Construction in progress	5,504	11,264
	133,341	124,882
Less accumulated depreciation	(32,865)	(29,842)
	$100,476	$95,040

Construction in progress amounts are primarily related to the remaining construction of the hotel at Silver Slipper Casino and Hotel.
4. ACCRUED LIABILITIES

Other accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)
Real estate and other taxes	$1,478	$1,961
Other	1,413	1,743
	$2,891	$3,704
5. GOODWILL AND OTHER INTANGIBLES

At least annually during the fourth quarter or more frequently when there is a material change in circumstances that could have a negative effect, the Company performs an assessment of its goodwill and other indefinite-lived intangible assets to determine if the carrying value of such assets exceeds the fair value. No change in circumstances that would trigger an evaluation was observed during the three and six months ended June 30, 2015 or subsequently. During the second quarter of 2014, we recorded a non-cash impairment charge of $11.5 million on the goodwill and gaming license associated with Rising Star Casino Resort. We evaluate these assets using the market (comparable transactions) and income (discounted cash flow) approaches to value, both of which use Level 3 inputs as defined by GAAP.

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights, over their estimated useful lives.
6.CAPITAL LEASE

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort pursuant to a capital lease agreement (the “Rising Star Lease Agreement”) with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”). Rent is fixed at $77,537 per month throughout the lease term and has an annual interest rate of 2.5% until September 30, 2015, 3.5% from October 1, 2015 until September 30, 2017, and 4.5% thereafter. The lease term expires on October 1, 2023. At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  Upon expiration of the lease term, if we have not yet exercised our option to purchase the hotel tower, either (i) the Landlord has the right to sell the hotel to us, or (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs. The Rising Star Lease Agreement is not guaranteed by the parent company or any subsidiary other than Gaming Entertainment (Indiana) LLC and has customary provisions in the event of a default.

7. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
	(Unaudited)
Long-term debt, net of current portion:
First Term Loan, maturing October 1, 2016 (as amended); quarterly payments of $1.5 million beginning October 1, 2015; interest payable monthly at a variable rate which averaged 4.75% for both periods presented	$46,357	$38,631
Revolving Loan, maturing October 1, 2016 (as amended), interest payable monthly at a variable rate which averaged 4.75% for both periods presented	2,000	2,000
Second Term Loan, maturing April 1, 2017, interest payable monthly at 14.25% per annum (13.25% prior to July 18, 2014)	20,000	20,000
Less current portion	(4,414)	(1,337)
	$63,943	$59,294

First and Second Lien Credit Facilities. The First Lien Credit Facility, including the Revolving Loan, and Second Lien Credit Facility are secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligations under the agreements. As of June 30, 2015, we had drawn $8.9 million of the $10 million construction term loan under the First Lien Credit Facility. The remaining $1.1 million of funding availability under the term loan will be used to fund a portion of the construction costs of the 129-room hotel addition to the Silver Slipper Casino and Hotel. The hotel began its phased opening in May 2015 and is scheduled to be completely open by the end of the third quarter of 2015.

Effective May 31, 2015, the Company entered into a Fourth Amendment to the First Lien Credit Facility which amended certain provisions of the First Lien Credit Agreement, including (i) extending the period for draws against the $10 million term loan associated with the hotel construction at Silver Slipper Casino and Hotel to August 31, 2015, and (ii) extending the date that the first quarterly payment of $0.25 million is due for this portion of the term loan to October 1, 2015.

On August 5, 2015 and effective as of June 30, 2015, we entered into the Fifth Amendment to the First Lien Credit Facility and Amendment No. 4 to the Second Lien Credit Facility which, amongst other items:

•	Revised certain financial covenant ratios as of June 30, 2015, and going forward through the term of the loans;

•	Extended the maturity date for the First Lien Credit Facility from June 29, 2016 to October 1, 2016;

•	Created a pricing grid to allow the interest rate on the Second Lien Credit Facility to vary with changes in our leverage; and

•	Amended the prepayment premium on the Second Lien Credit Facility.

The First and Second Lien Credit Facilities continue to contain customary restrictive covenants, including a maximum total leverage ratio, maximum first lien leverage ratio, and a fixed charge coverage ratio. These revised financial covenant ratios are as follows:

First Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
June 30, 2015 through and including September 29, 2015	6.85x	4.85x	1.10x
September 30, 2015 through and including December 30, 2015	6.75x	4.75x	1.10x
December 31, 2015 through and including March 30, 2016	6.35x	4.35x	1.10x
March 31, 2016 through and including June 29, 2016	6.15x	4.15x	1.10x
June 30, 2016 through and including September 29, 2016	5.85x	4.00x	1.10x
September 30, 2016 and thereafter	5.50x	3.75x	1.10x

Second Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
June 30, 2015 through and including September 29, 2015	7.10x	5.10x	1.00x
September 30, 2015 through and including December 30, 2015	7.00x	5.00x	1.00x
December 31, 2015 through and including March 30, 2016	6.60x	4.60x	1.00x
March 31, 2016 through and including June 29, 2016	6.40x	4.40x	1.00x
June 30, 2016 through and including September 29, 2016	6.10x	4.25x	1.00x
September 30, 2016 and thereafter	5.75x	4.00x	1.00x

We were in compliance with our covenants, as amended, as of June 30, 2015. There can be no assurances that we will remain in compliance with all covenants in all future periods or that, if there is a breach, lenders will waive such breach.

During March 2015, we paid down $2.0 million previously drawn on our $5.0 million Revolving Loan under the First Lien Credit Facility. On April 1, 2015, we re-borrowed $2.0 million under our Revolving Loan.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. As of June 30, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum plus a 3.75% margin. In accordance with the terms of the First Lien Credit Facility, we maintain a prepaid interest rate cap for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%, which terminates on June 29, 2016.

8. INCOME TAXES

We had a provision for income taxes for the six months ended June 30, 2015, despite incurring a pre-tax loss. This was due to the effects of the valuation allowance against our deferred tax assets, and the recording of a deferred tax expense related to the tax amortization of indefinite-lived intangible assets.

The Company's effective income tax rate for the three and six months ended June 30, 2015 was 10.4% and (8.9)%, respectively, compared to an effective tax rate of 35.7% and 35.3% during the corresponding prior-year periods. The differences primarily relate to changes in the allowance against deferred tax assets.
9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The nature of our operating leases is as follows:

Leased Property	Term / Expiration
Grand Lodge Casino facility	7 years/August 2018
Land lease of Silver Slipper Casino and Hotel site	54 years/April 2058

Additionally, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Grand Lodge Casino Lease. In 2011, we entered into a lease with Hyatt Equities, L.L.C. to operate the Grand Lodge Casino (“Grand Lodge Lease”). The Grand Lodge Lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt Equities, L.L.C. has an option to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition or for such period of time remaining on the lease term, whichever is less, plus the fair market value of the Grand Lodge Casino’s personal property. The Grand Lodge Lease was amended in 2013 to extend the initial term to August 31, 2018, among certain other conforming changes.

Options to Purchase Silver Slipper Casino and Hotel Leased Land. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The lease includes base monthly payments of $77,500 plus 3% of gross gaming revenue in excess of $3.65 million, as defined. The land lease includes an exclusive option to purchase the leased land (“Purchase Option”) after February 26, 2019 through October 1, 2027, for $15.5 million plus a retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income, as defined, for ten years from the purchase date. In the event that Full House sells or transfers (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, then the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above. In either case, we also have an option to purchase only a four-acre portion of the leased land for $2.0 million, which may be exercised at any time in conjunction with the development of a hotel and which accordingly reduces the purchase price of the remaining land by $2.0 million. The current term of the land lease is through April 30, 2058.

Silver Slipper Casino Hotel Construction

On August 26, 2013, the Silver Slipper Casino and Hotel entered into an agreement for the construction of a 129-room hotel adjoining the casino. We expect costs related to the construction of the hotel to be approximately $20 million, inclusive of capitalized interest. We intend to finance $10 million of the construction costs with proceeds from the term loan under the First Lien Credit Facility as described in Note 7. The remaining construction and related costs will be funded from available working capital. As of June 30, 2015, we had funded $8.7 million of hotel construction costs in cash, and anticipate funding an additional $1.3 million in cash to complete the project, including capitalized interest. The hotel began its phased opening in May 2015 and is expected to be completed during the third quarter of 2015.

Indiana Department of Revenue

During 2014, we received a proposed assessment of $1.6 million, including interest and penalties, from the Indiana Department of Revenue (“IDOR”) related to unpaid sales and use taxes for periods prior to 2013, which we protested. In April 2015, we withdrew our formal protest with the IDOR and accepted the IDOR’s revised audit findings and proposed assessment. The revised assessment totaled $237,000, including interest and penalties, which approximated our estimate and was remitted in April 2015.

Litigation

In 2013 and 2014, the Company spent approximately $1.6 million repairing defects to its parking garage at the Silver Slipper Casino and Hotel. The Company has hired outside legal counsel to pursue the reimbursement of such costs from the contractor and architect. The Company at this time cannot reasonably predict whether it will be successful in the matter.

Property Tax Assessments

The Company, through its wholly-owned subsidiary Gaming Entertainment (Indiana) LLC, has protested its real property tax assessments in Ohio County, Indiana for the tax years 2011 through 2014. The Company has continued to make all assessed property tax payments, but at this time cannot reasonably predict the outcome of the matter.

Legal Matters

We are party to a number of pending legal proceedings which occurred in the normal course of business. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
10. SHARE-BASED BENEFIT PLANS

2015 Equity Incentive Plan. On March 31, 2015, our Board adopted the Full House Resorts, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). Our stockholders approved the 2015 Plan on May 5, 2015, terminating our 2006 Plan. The 2015 Plan includes shares reserved for issuance of up to 1,400,000 new shares to directors, employees and consultants. Additionally, there were 1,243,834 shares issuable in respect to non-qualified stock options granted to Mr. Lee and to Mr. Fanger in connection with their employment. The 2015 Plan includes a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation.

On May 5, 2015, the Company issued 92,715 shares of restricted common stock to members of our Board of Directors as partial payment for their service as directors and granted 320,000 stock options to various employees of the Company with an exercise price of $1.51, the closing price per share on the grant date. These stock options have a three year vesting period with one-third of the stock options vesting each year.

During the first quarter of 2015, 300,000 stock options were granted to Lewis Fanger, our Senior Vice President, Chief Financial Officer, and Treasurer, at an exercise price of $1.37, the closing price per share on the grant date. These stock options vest 25% on January 30, 2016 and 1/48th on each month thereafter.

Stock Options. The following table summarizes information related to our common stock options, all of which remain unvested as of June 30, 2015.

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2015	943,834	$1.25
Granted	620,000	$1.44
Exercised	—	—
Canceled/Forfeited	—	—
Options outstanding at June 30, 2015	1,563,834	$1.33
Options exercisable at June 30, 2015	—	$1.33

Compensation Costs. As of June 30, 2015, there was approximately $0.7 million of total unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years.

The aggregate intrinsic value of options outstanding was $0.5 million at June 30, 2015, none of which were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of our closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions. Changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for the options granted during the second quarter were as follows:

Vesting commencement date:	May 5, 2016
Expected volatility:	43.2%
Expected dividend yield:	—%
Expected life (in years):	5.66
Weighted average risk free rate:	1.78%
11. SEGMENT REPORTING

The casino/resort segments include the Silver Slipper Casino and Hotel in Bay St. Louis, Mississippi; the Rising Star Casino Resort in Rising Sun, Indiana; and the Northern Nevada segment, which consists of the Grand Lodge Casino in Incline Village, Nevada and Stockman’s Casino in Fallon, Nevada. The Development/Management segment includes costs associated with casino-related development and management projects, including our management contract with the Pueblo of Pojoaque that expired in September 2014.

In 2015, the Company's management began utilizing Adjusted Property EBITDA as the primary profit measure for its segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate related costs and expenses, which are not allocated to each property. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share based compensation expense. Adjusted EBITDA or Adjusted Property EBITDA should not be construed as an alternative to operating income or net income for use as an indicator of our performance; or as an alternative to cash flows from operating activities for use as a measure of liquidity; or as any other measure determined in accordance with U.S. generally accepted accounting principles. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA or Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA or Adjusted Property EBITDA information may calculate Adjusted EBITDA or Adjusted Property EBITDA in a different manner.

The following tables reflect selected operating information for our reporting segments for the three and six months ended June 30, 2015 and 2014 and include a reconciliation of Adjusted Property EBITDA to operating income (loss) and net income (loss):

For the three months ended June 30, 2015
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$4,610	$11,766	$14,350	$—	$—	$30,726

Adjusted Property EBITDA	$679	$592	$2,665	$—	$—	$3,936

Other operating costs and expenses:
Depreciation and amortization	194	673	1,159	—	4	2,030
Impairment	—	—	—	—	—	—
Write-offs, recoveries and asset disposals	—	—	—	—	(450)	(450)
Preopening	—	—	75	—	—	75
Corporate expenses	—	—	—	—	995	995
Project development and acquisition costs	—	—	—	48	—	48
Stock compensation	—	—	—	—	191	191
Operating income (loss)	485	(81)	1,431	(48)	(740)	1,047
Non-operating expense (income):
Interest expense, net of amounts capitalized	—	42	4	—	1,477	1,523
Other	—	—	—	—	—	—
Non-operating expense	—	42	4	—	1,477	1,523
Income (loss) before income taxes	485	(123)	1,427	(48)	(2,217)	(476)
Provision (benefit) for income taxes	—	—	(49)	—	—	(49)
Net income (loss)	$485	$(123)	$1,476	$(48)	$(2,217)	$(427)

For the three months ended June 30, 2014
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$5,022	$13,541	$12,447	$300	$—	$31,310

Adjusted Property EBITDA	$1,019	$248	$2,130	$300	$—	$3,697

Other operating costs and expenses:
Depreciation and amortization	214	692	1,402	—	4	2,312
Impairment	—	11,547	—	—	—	11,547
Write-offs, recoveries and asset disposals	—	—	7	—	30	37
Preopening	—	—	—	—	—	—
Corporate expenses	—	—	—	—	1,062	1,062
Project development and acquisition costs	—	—	—	280	—	280
Stock compensation	—	—	—	—	81	81
Operating income (loss)	805	(11,991)	721	20	(1,177)	(11,622)
Non-operating expense (income):
Interest expense, net of amounts capitalized	—	46	3	—	1,522	1,571
Other	—	—	6	—	—	6
Non-operating expense	—	46	9	—	1,522	1,577
Income (loss) before income taxes	805	(12,037)	712	20	(2,699)	(13,199)
Provision (benefit) for income taxes	273	(4,241)	242	(65)	(917)	(4,708)
Net income (loss)	$532	$(7,796)	$470	$85	$(1,782)	$(8,491)

For the six months ended June 30, 2015
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$8,855	$22,881	$28,074	$—	$—	$59,810

Adjusted Property EBITDA	$1,042	$797	$5,362	$—	$—	$7,201

Other operating costs and expenses:
Depreciation and amortization	394	1,361	2,260	—	7	4,022
Impairment	—	—	—	—	—	—
Write-offs, recoveries and asset disposals	80	—	—	—	(446)	(366)
Preopening	—	—	113	—	—	113
Corporate expenses	—	—	—	—	2,121	2,121
Project development and acquisition costs	—	—	—	51	—	51
Stock compensation	—	—	—	—	228	228
Operating income (loss)	568	(564)	2,989	(51)	(1,910)	1,032
Non-operating expense (income):
Interest expense, net of amounts capitalized	—	84	9	—	2,954	3,047
Other	—	(11)	—	—	(1)	(12)
Non-operating expense	—	73	9	—	2,953	3,035
Income (loss) before income taxes	568	(637)	2,980	(51)	(4,863)	(2,003)
Provision (benefit) for income taxes	—	1	178	—	—	179
Net income (loss)	$568	$(638)	$2,802	$(51)	$(4,863)	$(2,182)

For the six months ended June 30, 2014
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$9,409	$26,789	$24,768	$793	$—	$61,759

Adjusted Property EBITDA	$1,383	$852	$4,282	$793	$—	$7,310

Other operating costs and expenses:
Depreciation and amortization	430	1,539	2,789	—	9	4,767
Impairment	—	11,547	—	—	—	11,547
Write-offs, recoveries and asset disposals	—	7	21	—	30	58
Pre-opening	—	—	—	—	—	—
Corporate expenses	—	—	—	—	2,155	2,155
Project development and acquisition costs	—	—	—	335	—	335
Stock compensation	—	—	—	—	160	160
Operating income (loss)	953	(12,241)	1,472	458	(2,354)	(11,712)
Non-operating expense (income):
Interest expense, net of amounts capitalized	—	94	3	—	2,991	3,088
Other	—	—	7	—	—	7
Non-operating expense	—	94	10	—	2,991	3,095
Income (loss) before income taxes	953	(12,335)	1,462	458	(5,345)	(14,807)
Provision (benefit) for income taxes	324	(4,291)	497	53	(1,817)	(5,234)
Net income (loss)	$629	$(8,044)	$965	$405	$(3,528)	$(9,573)

Selected balance sheet data as of June 30, 2015 and December 31, 2014 follows:

As of June 30, 2015
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Total assets	$11,800	$39,362	$82,804	$242	$9,638	$143,846
Property, equipment and capital lease, net	6,339	32,462	61,406	242	27	100,476
Goodwill	1,809	—	14,671	—	—	16,480
Liabilities	1,918	10,750	4,192	—	71,443	88,303

As of December 31, 2014
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Total assets	$12,471	$39,101	$76,898	$—	$12,474	$140,944
Property, equipment and capital lease, net	6,656	33,801	54,548	—	35	95,040
Goodwill	1,809	—	14,671	—	—	16,480
Liabilities	1,970	11,543	4,182	—	65,752	83,447

12. SUBSEQUENT EVENTS

Settlement Agreement. On July 24, 2015, the Company reached a settlement with the Nambe Pueblo tribe related to $662,000 previously advanced by the Company to Nambe Pueblo as part of a development agreement and a security and reimbursement agreement from 2005. The advance has been fully reserved since 2011.

In consideration for the release of any future claims and other items as defined within the settlement agreement, Nambe Pueblo will pay $500,000 to the Company in two installments of $250,000. The first installment was received on July 31, 2015, and the final installment is due upon the opening of the Nambe Pueblo casino or December 31, 2015, whichever occurs earlier. In association with the expected recovery, the Company incurred $50,000 in collection fees payable to an unrelated third party. Both the expected recovery and the related collection fee have been recognized as a change in estimate within selling, general and administrative expense in the quarter ended June 30, 2015.

Indianapolis Proposal. On August 10, 2015, the Company responded to a "request for proposal" (RFP) by the Indianapolis Airport Authority with a proposal for a $650 million lifestyle complex, anchored by a modest-sized casino. The Company would act as the "master developer" (as such term is used in the RFP) of the project and plans to seek partners for many of its aspects. The project is contingent, amongst other things, on being selected by the Indianapolis Airport Authority, on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that the Company is licensed to operate in Rising Sun, Indiana, and on obtaining financing for the proposed project. There is no certainty that the Company's proposal will be selected or that the proposed project will become a reality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2014, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2015. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”.

Overview

We own and operate casinos and related hotel, food and beverage and entertainment facilities. Our portfolio of casinos consists of:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel (Owned)	2012	Bay St. Louis, MS (near New Orleans)
Rising Star Casino Resort (Owned)	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino (Owned)	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

Until our three-year contract expired in September 2014, we also managed the Buffalo Thunder Casino near Santa Fe, New Mexico for the Pueblo of Pojoaque.

During May 2015, we opened the first phase of our hotel at the Silver Slipper Casino and Hotel. The hotel consists of 129 rooms, of which 96 were open as of June 30, 2015. We currently have 120 rooms open and expect to complete the hotel during the third quarter of 2015.

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

Adjusted EBITDA and Adjusted Property EBITDA:

Management also uses Adjusted EBITDA and Adjusted Property EBITDA as measures of performance as more fully explained and discussed below.

Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014
Net revenues	$30,726	$31,310	(1.9)%	$59,810	$61,759	(3.2)%
Operating expenses	29,679	42,932	(30.9)%	58,778	73,471	(20.0)%
Operating income (loss)	1,047	(11,622)	(109.0)%	1,032	(11,712)	(108.8)%
Interest expense	1,523	1,571	(3.1)%	3,047	3,088	(1.3)%
Income tax expense (benefit)	(49)	(4,708)	(99.0)%	179	(5,234)	(103.4)%
Net loss	(427)	(8,491)	(95.0)%	(2,182)	(9,573)	(77.2)%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014
Casino revenues
Slots	$23,797	$24,313	(2.1)%	$46,263	$48,102	(3.8)%
Table games	3,569	3,614	(1.2)%	7,365	7,232	1.8%
Other	76	121	(37.2)%	169	196	(13.8)%
	27,442	28,048	(2.2)%	53,797	55,530	(3.1)%
Non-casino revenues, net
Food and beverage	2,369	2,078	14.0%	4,527	4,045	11.9%
Hotel	247	247	—%	400	370	8.1%
Other	668	637	4.9%	1,086	1,021	6.4%
	3,284	2,962	10.9%	6,013	5,436	10.6%
Management fees	—	300	—%	—	793	—%
Total net revenues	$30,726	$31,310	(1.9)%	$59,810	$61,759	(3.2)%

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

Revenues. Consolidated net revenues decreased for the three and six-month periods primarily due to increased competition for the Rising Star segment, including the addition of two new regional competitors in May and August 2014. Revenues for our Northern Nevada segment also declined primarily due to lesser snow falls in 2015 which negatively affected the Grand Lodge. In addition, our management contract with the Pueblo of Pojoaque Tribe expired in September 2014. Such declines were substantially offset by higher revenues at the Silver Slipper, which benefited from strategic promotional activity, enhancements to our food offerings, more favorable weather during the first quarter of 2015, and the phased opening of our hotel beginning in the second quarter of 2015.

Operating expenses. Consolidated operating expenses decreased for the three and six-month periods primarily due to Rising Star's goodwill and other intangible asset impairment charge of $11.5 million in the second quarter of 2014. Casino costs decreased due to gaming tax reductions associated with reduced revenues and cost containment measures at Rising Star, and depreciation and amortization decreased due to fully depreciated two-year assets at Silver Slipper and the player loyalty program becoming fully amortized at Rising Star.

Interest expense. Interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost (excluding loan fee amortization)	$1,376	$1,291	$2,693	$2,513
Amortization of loan fees	406	355	810	725
Capitalized interest	(259)	(75)	(456)	(150)
	$1,523	$1,571	$3,047	$3,088

The increase in interest cost above for the three and six month periods compared to the corresponding periods in the prior year was due to the additional debt incurred to construct the hotel at Silver Slipper and an increase in interest rate for the Second Lien Credit Facility.

Income tax expense. We had a provision for income taxes for the six months ended June 30, 2015, despite incurring a pre-tax loss. This was due to the effects of the valuation allowance against our deferred tax assets and the recording of a deferred tax expense on the tax amortization of indefinite-lived intangible assets. In the prior-year periods, a valuation allowance was subsequently recorded during the fourth quarter of 2014 against our deferred tax assets due to the uncertainty that such benefits would be realized. We continued the practice of recording a valuation allowance against our deferred tax assets during the first and second quarters of 2015.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2015 results. Tax losses incurred in 2015 may shelter taxable income in future years, but because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our deferred tax assets.

Operating results – reportable segments

We manage our casinos based on geographical regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Rising Star Casino Resort and the Silver Slipper Casino and Hotel are currently distinct segments. We previously managed certain casinos owned by Native American tribes and we also consider our fee-based casino development and management services as a segment, although none of our current casino properties are managed for others.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA (in thousands, unaudited). Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See "Non-GAAP Measures" for additional information.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2015	2014		2015	2014
Net revenues
Silver Slipper Casino and Hotel	$14,350	$12,447	15.3%	$28,074	$24,768	13.3%
Rising Star Casino Resort	11,766	13,541	(13.1)%	22,881	26,789	(14.6)%
Northern Nevada Casinos	4,610	5,022	(8.2)%	8,855	9,409	(5.9)%
Development/Management	—	300	—%	—	793	—%
Corporate	—	—	—%	—	—	—%
	$30,726	$31,310	(1.9)%	$59,810	$61,759	(3.2)%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$2,665	$2,130	25.1%	$5,362	$4,282	25.2%
Rising Star Casino Resort	592	248	138.7%	797	852	(6.5)%
Northern Nevada Casinos	679	1,019	(33.4)%	1,042	1,383	(24.7)%
Development/Management	—	300	—%	—	793	—%
Corporate	(995)	(1,062)	(6.3)%	(2,121)	(2,155)	(1.6)%
	$2,941	$2,635	11.6%	$5,080	$5,155	(1.5)%

Silver Slipper Casino and Hotel

Net revenues increased for the three and six months ended June 30, 2015 compared to the prior-year periods due to higher customer counts and gaming volumes, reflecting strategic promotional activity, enhancements to our food offerings, and the opening of our hotel. For the three-month period, slot revenue increased 13.5%, table games revenue increased 17.0% and non-gaming net revenues (principally food and beverage revenues) increased 31.6%. For the six-month period, slot revenue increased 11.2%, table games revenue increased 19.4% and non-gaming net revenues increased 27.2%. The property benefited from the opening of 72 rooms in May 2015 and an additional 24 rooms during June, and from better weather conditions during the first quarter of 2015.

     Adjusted Property EBITDA increased for the three and six months ended June 30, 2015 compared to the prior-year periods, attributable to the gaming and non-gaming revenue increases described above. Casino expenses and selling, general and administrative expenses increased by less than the increase in gaming revenues. As a result, Adjusted Property EBITDA as a percentage of net revenues for the three-month period improved to 18.6% from 17.1% in the prior-year period, and for the six-month period improved to 19.1% from 17.3% in the prior-year period.

Rising Star Casino Resort

Net revenues decreased for the three and six months ended June 30, 2015 compared to the prior-year periods, primarily a result of competitive pressure from both new and existing nearby casinos and the resulting decline in gaming volumes. For the three-month period, slot revenue decreased 13.8%, table games revenue decreased 18.8%, and non-gaming net revenues (including food and beverage, hotel, golf and retail) decreased 1.8%. For the six-month period, slot revenue decreased 17.1%, table games revenue decreased 7.6% and non-gaming net revenues were flat.

Adjusted Property EBITDA increased for the three months ended June 30, 2015 compared to the prior-year period, attributable to cost containment measures that more than offset the decrease in net revenues. Adjusted Property EBITDA as a percentage of net revenues for the three month period increased to 5.0% from 1.8% in the prior-year period.

Adjusted Property EBITDA decreased for the six months ended June 30, 2015 compared to the prior-year period. The decrease was primarily due to the decrease in net revenues described above, which was largely offset through cost containment measures. Additionally, during the first quarter of 2014, Rising Star benefited from a non-recurring operating expense adjustment of $0.5 million related to lower gaming taxes versus the property's initial estimates and $0.2 million related to the over-accrual of unemployment taxes. If it were not for these accounting adjustments in the prior-year period, Adjusted Property EBITDA would have shown an increase on a year-over-year basis. Adjusted Property EBITDA as a percentage of net revenues for the six-month period increased to 3.5% from 3.2% in the prior-year period. All casinos as currently allowed in Indiana and southern Ohio have now opened. A Kentucky Supreme Court decision in 2014, however, may permit a horse racing track in northern Kentucky to install slot machine-like devices.

Northern Nevada

Net revenues decreased for the three and six months ended June 30, 2015 compared to the prior-year periods, primarily a result of decreased gaming volumes. Revenues at the Grand Lodge were affected by historically low snow levels, which adversely affected the winter sports season and visitation at the property. For the three-month period, slot revenue decreased 10.8% and table games revenue increased 2.9%. For the six-month period, slot revenue decreased 6.0% and table games revenue decreased 6.4%.

     Adjusted Property EBITDA decreased for the three and six months ended June 30, 2015 compared to the prior-year periods, primarily due to the decrease in gaming revenues. Adjusted Property EBITDA as a percentage of net revenues for the three months ended June 30, 2015 decreased to 14.7% from 20.3% in the prior-year quarter, and for the six-month period decreased to 11.8% from 14.7% in the prior-year period.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual profits.

Development/Management and Corporate

Development/Management net revenues and Adjusted EBITDA decreased for both the three and six month periods ended June 30, 2015 compared to the prior-year periods due to the expiration of our management contract in September 2014 with the Pueblo of Pojoaque.

Corporate expenses decreased for both the three and six months ended June 30, 2015 compared to the prior-year periods.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share based compensation expense. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported U.S generally accepted accounting principles (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industry, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property. Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under GAAP. Accordingly, these measures should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to net loss (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$2,941	$2,635	$5,080	$5,155
Depreciation and amortization	(2,030)	(2,312)	(4,022)	(4,767)
Impairment	—	(11,547)	—	(11,547)
Write-offs, recoveries and asset disposals	450	(37)	366	(58)
Preopening	(75)	—	(113)	—
Project development & acquisition costs	(48)	(280)	(51)	(335)
Stock compensation	(191)	(81)	(228)	(160)
Operating income (loss)	1,047	(11,622)	1,032	(11,712)
Non-operating expense (income)
Interest expense	(1,523)	(1,571)	(3,047)	(3,088)
Other	—	(6)	12	(7)
	(1,523)	(1,577)	(3,035)	(3,095)
Loss before income taxes	(476)	(13,199)	(2,003)	(14,807)
Provision (benefit) for income taxes	(49)	(4,708)	179	(5,234)
Net loss	$(427)	$(8,491)	$(2,182)	$(9,573)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the three months ended June 30, 2015
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Impairment	Write-offs, recoveries and asset disposals	Pre-opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,431	$1,159	$—	$—	$75	$—	$—	$2,665
Rising Star Casino Resort	(81)	673	—	—	—	—	—	592
Northern Nevada Casinos	485	194	—	—	—	—	—	679
Development/Management	(48)	—	—	—	—	48	—	—
	1,787	2,026	—	—	75	48	—	3,936
Other operations
Stock compensation	(191)	—	—	—	—	—	191	—
Corporate	(549)	4	—	(450)	—	—	—	(995)
	(740)	4	—	(450)	—	—	191	(995)
	$1,047	$2,030	$—	$(450)	$75	$48	$191	$2,941

For the three months ended June 30, 2014
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Impairment	Write-offs, recoveries and asset disposals	Pre-opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$721	$1,402	$—	$7	$—	$—	$—	$2,130
Rising Star Casino Resort	(11,991)	692	11,547	—	—	—	—	248
Northern Nevada Casinos	805	214	—	—	—	—	—	1,019
Development/Management	20	—	—	—	—	280	—	300
	(10,445)	2,308	11,547	7	—	280	—	3,697
Other operations
Stock compensation	(81)	—	—	—	—	—	81	—
Corporate	(1,096)	4		30	—	—	—	(1,062)
	(1,177)	4	—	30	—	—	81	(1,062)
	$(11,622)	$2,312	$11,547	$37	$—	$280	$81	$2,635

Operating expenses deducted to arrive at operating income (loss) include, among all other such expenses, facility rent related to the Silver Slipper and Northern Nevada segments of $0.3 and $0.4 million, respectively, in the three-month periods for both 2015 and 2014. Capital lease payments of $0.2 million in both three-month periods related to Rising Star’s hotel are not deducted.

For the six months ended June 30, 2015
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Impairment	Write-offs, recoveries and asset disposals	Pre-opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,989	$2,260	$—	$—	$113	$—	$—	$5,362
Rising Star Casino Resort	(564)	1,361	—	—	—	—	—	797
Northern Nevada Casinos	568	394	—	80	—	—	—	1,042
Development/Management	(51)	—	—	—	—	51	—	—
	2,942	4,015	—	80	113	51	—	7,201
Other operations
Stock compensation	(228)	—	—	—	—	—	228	—
Corporate	(1,682)	7	—	(446)	—	—	—	(2,121)
	(1,910)	7	—	(446)	—	—	228	(2,121)
	$1,032	$4,022	$—	$(366)	$113	$51	$228	$5,080

For the six months ended June 30, 2014
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Impairment	Write-offs, recoveries and asset disposals	Pre-opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,472	$2,789	$—	$21	$—	$—	$—	$4,282
Rising Star Casino Resort	(12,241)	1,539	11,547	7	—	—	—	852
Northern Nevada Casinos	953	430	—	—	—	—	—	1,383
Development/Management	458	—	—	—	—	335	—	793
	(9,358)	4,758	11,547	28	—	335	—	7,310
Other operations
Stock compensation	(160)	—		—	—	—	160	—
Corporate	(2,194)	9		30	—	—	—	(2,155)
	(2,354)	9	—	30	—	—	160	(2,155)
	$(11,712)	$4,767	$11,547	$58	$—	$335	$160	$5,155

Operating expenses deducted to arrive at operating income (loss) include, among all other such expenses, facility rent related to the Silver Slipper segment of $0.6 and $0.5 million for the six-month periods in 2015 and 2014 respectively, and Northern Nevada segment of $0.8 million in both six-month periods ended 2015 and 2014. Capital lease payments of $0.5 million in both periods related to Rising Star’s hotel are not deducted.
Liquidity and Capital Resources

Cash Flows

As of June 30, 2015, we held $14.5 million of cash and cash equivalents and $3.0 million of our $5.0 million Revolving Loan under our First Lien Credit Facility was available. Management estimates that approximately $12 million of cash and cash equivalents is required for the day-to-day operations of the Company. In March 2015, we received our federal income tax receivable of $3.1 million. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants.

 The next scheduled principal payment for the term loan of $1.25 million is due October 1, 2015 and will continue quarterly thereafter. Additionally, quarterly payments of $0.25 million are scheduled to begin October 1, 2015 on the construction portion of the term loan.

We believe that our existing cash balance, cash flows from operations, and availability under our Revolving Loan will meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. If our sources of capital are inadequate to fund our long-term liquidity requirements, we will attempt to procure additional debt or equity financing to fund our operations, capital expenditures and debt service requirements. We are unlikely to generate sufficient cash flow from operations to repay our existing debt when it comes due. As discussed in "Note 7 - Long-term Debt", on August 5, 2015 and effective as of June 30, 2015, we successfully amended our financial covenants to reflect the delayed opening of the hotel at Silver Slipper Casino and extended the maturity date of the First Lien Credit Facility to October 1, 2016, among other items. Additionally, we continue to discuss the refinancing of such debt with our financial advisers, aiming to either extend the current maturities or complete such refinancing comfortably before their maturities. There can be no assurances that we will be successful in procuring additional financing and/or refinancing our existing debt on terms favorable to us or at all.

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

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the six months ended June 30, 2015 was $0.9 million compared to $2.5 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six months ended June 30, 2015 was $9.3 million, largely due to the construction of the hotel at Silver Slipper. Cash used in investing activities during the prior-year period was $6.0 million, of which $1.75 million was used for the escrow deposit for the Fitz Tunica Casino & Hotel, and $3.8 million of property and equipment purchases at our properties (including $2.9 million related to construction costs at Silver Slipper).

 Cash flows - financing activities. On a consolidated basis, cash provided by financing activities during the six months ended June 30, 2015 was $7.3 million. Cash of $7.7 million was drawn for construction costs related to the hotel at Silver Slipper and $0.4 million of principal was paid for the Rising Star's capital lease obligation. Cash provided by financing activities for the prior-year period was $1.6 million, which included the borrowing of $2 million offset by the principal paid on the Rising Star capital lease obligation.

Projects

In January 2015, we announced a design change to the hotel at Silver Slipper that replaced several standard rooms with nine luxury suites. This new configuration reduced the total room count to 129 rooms, including the nine new suites, from 142 standard hotel rooms. By providing suites for high-end customers, we believe we can enhance the customer experience and our profitability. In late May, we opened the first phase of the hotel, consisting of 72 rooms, and opened an additional 24 rooms in June. Currently, 120 rooms are open and we expect to complete the hotel in the third quarter of 2015. The budgeted cost of the hotel, inclusive of the design change, is approximately $20 million, including capitalized interest. At June 30, 2015, $18.5 million had been incurred.

The Company has a $10 million term loan under the First Lien Credit Facility specifically for the hotel construction, of which $8.9 million was drawn at June 30, 2015. Construction and financing costs for the hotel of $8.7 million were funded from available cash as of June 30, 2015. We expect to fund the remaining projects costs from our term loan ($1.1 million) and from our working capital ($1.3 million).

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

We recently proposed a large project in Indianapolis, Indiana. Development of such project requires, among other conditions, selection by the Indianapolis Airport Authority, negotiation of numerous entitlements and agreements, and modification by the state of its casino laws in order to permit the new project. There is no certainty that any of this will occur. The Company also anticipates having partners for many aspects of the development. If successful, we would also have to arrange considerable additional financing for this proposed project. There is no certainty that we would be able to do so on terms favorable to the Company or at all.
Credit Facilities

As of June 30, 2015, we had drawn $8.9 million of the $10 million construction term loan under the First Lien Credit Facility and had $46.4 million outstanding under the First Term Loan. The remaining $1.1 million of funding availability under the $10 million term loan will be used for a portion of construction of the 129-room hotel addition to the Silver Slipper Casino and Hotel. The remaining construction costs will be funded from available working capital.

As discussed in "Note 7 - Long-term Debt", on August 5, 2015 and effective as of June 30, 2015, we entered into the Fifth Amendment to the First Lien Credit Facility and Amendment No. 4 to the Second Lien Credit Facility. These amendments included the following:

The First Lien 5th Amendment

•	Extends the maturity date to October 1, 2016;

•	Modifies the definition of Adjusted EBITDA to allow the addition of up to $300,000 in preopening and development expenses related to the construction of the hotel at Silver Slipper Casino;

•	Modifies the Fixed Charge Coverage Ratio to exclude up to $9,100,000 in non-financed Capital Expenditures incurred to construct the Silver Slipper hotel;

•	Modifies certain other financial covenants; and

•	Adjusts the Total Leverage Ratio and First Lien Leverage Ratio covenants to accommodate the delayed opening of the Silver Slipper hotel.

The Second Lien 4th Amendment

•	Modifies the definition of Adjusted EBITDA to allow the addition of up to $300,000 in preopening and development expenses related to the construction of the hotel at Silver Slipper Casino;

•	Modifies the Fixed Charge Coverage Ratio to exclude up to $9,100,000 in non-financed Capital Expenditures incurred to construct the Silver Slipper hotel;

•	Modifies certain other financial covenants;

•	Adjusts the Total Leverage Ratio and First Lien Leverage Ratio covenants to accommodate the delayed opening of the Silver Slipper hotel;

•
Creates a variable interest rate through a pricing grid based on the Company’s Total Leverage Ratio. For a Total Leverage Ratio below 6.25 to 1.00, the interest rate can vary between a minimum of 13.25% to 14.25%. If the Company’s Total Leverage Ratio is at or above 6.25 to 1.00, the Company may, at its option, pay interest (i) solely in cash at the maximum rate of 14.75%, or (ii) partially in cash at 14.25% and “in kind” at 1% by capitalizing the interest and adding the capitalized interest to the principal of the Term Loans; and

•	Amends the prepayment premium to the following amounts:

◦	Prior to October 1, 2016, 2% of the aggregate principal amount prepaid;

◦	On or after October 1, 2016 and before January 1, 2016, 1% of the aggregate principal amount prepaid;

◦	On or after January 1, 2016, and before April 1, 2016, 0.50% of the aggregate principal amount prepaid; and

◦	On or after April 1, 2016, no prepayment premium applies.

We were in compliance with our covenants, as amended, as of June 30, 2015. There can be no assurances that we will remain in compliance with all covenants in all future periods or that, if there is a breach, lenders will waive such breach.

Effective May 31, 2015, the Company entered into a Fourth Amendment to First Lien Credit Facility which amended certain provisions of the First Lien Credit Agreement, including (i) extending the period for draws against the $10 million term loan associated with the hotel construction at Silver Slipper Casino and Hotel to August 31, 2015, and (ii) extending the date that the first payment is due for this term loan to October 1, 2015.

During March 2015, we paid down the outstanding $2.0 million on our Revolving Loan under the First Lien Credit Facility. During April 2015, we made a $2.0 million draw on such Revolving Loan facility.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly. As of June 30, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum plus a 3.75% margin. In accordance with the terms of the First Lien Credit Facility, we maintain a prepaid interest rate cap for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%, which terminates on June 29, 2016.

Prior to the Second Lien Fourth Amendment, we paid interest on the Second Lien Credit Facility at the fixed rate of 14.25% per annum, effective July 18, 2014. Prior to July 18, 2014, we paid interest at a fixed rate of 13.25% per annum.

 The First Lien Credit Facility and Second Lien Credit Facility contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business. The First Lien Credit Facility and Second Lien Credit Facility require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained which requires we invest at least 1.5%, and no more than 5%, of our prior-year revenues, excluding costs related to the Silver Slipper hotel project. The First Lien Credit Facility and Second Lien Credit Facility currently define Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, and (c) depreciation and amortization, and further adjusted to eliminate the impact of certain items that are either non-cash items or are not indicative of ongoing operating performance such as (d) extraordinary gains and losses (including non-cash impairment charges), (e) non-cash stock compensation expense, (f) certain acquisition costs, including the Company’s canceled acquisition of the Fitz Tunica Casino & Hotel (g) costs related to the Company’s canceled S-1 registration statement filed in early 2014, (h) board and management transition expenses from the changes enacted in 2014 (i) preopening and development costs for the construction of the Silver Slipper, and (j) joint venture net income, unless such net income has actually been received by the Company in the form of cash dividends or distributions. For purposes of our covenants, we also received pro forma credit for gaming tax reductions implemented in Indiana in 2014 and the first quarter of 2015.

The First and Second Lien Credit Facilities contain customary covenants, including a maximum total leverage ratio, maximum first lien leverage ratio, and a fixed charge coverage ratio. The revised financial covenant ratios, as detailed in the First Lien 5th Amendment and Second Lien 4th Amendment, are stated in the tables below:

First Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
June 30, 2015 through and including September 29, 2015	6.85x	4.85x	1.10x
September 30, 2015 through and including December 30, 2015	6.75x	4.75x	1.10x
December 31, 2015 through and including March 30, 2016	6.35x	4.35x	1.10x
March 31, 2016 through and including June 29, 2016	6.15x	4.15x	1.10x
June 30, 2016 through and including September 29, 2016	5.85x	4.00x	1.10x
September 30, 2016 and thereafter	5.50x	3.75x	1.10x

Second Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio	Minimum Fixed Charge Coverage Ratio
June 30, 2015 through and including September 29, 2015	7.10x	5.10x	1.00x
September 30, 2015 through and including December 30, 2015	7.00x	5.00x	1.00x
December 31, 2015 through and including March 30, 2016	6.60x	4.60x	1.00x
March 31, 2016 through and including June 29, 2016	6.40x	4.40x	1.00x
June 30, 2016 through and including September 29, 2016	6.10x	4.25x	1.00x
September 30, 2016 and thereafter	5.75x	4.00x	1.00x

The First Lien Credit Facility and Second Lien Credit Facility also include other customary events of default, including, among other things: non-payment; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; limitations on our ability to re-purchase shares or pay dividends; and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Facility or Second Lien Credit Facility or by law.

We are required to make prepayments under the First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility. However, with the permission of our lenders under the First Lien Credit Facility, the Company may elect to make optional prepayments on the Second Lien Credit Facility prior to the discharge of the First Lien Credit Facility. In the event that the Company chooses to make such an optional prepayment on the Second Lien Credit Facility, the Company must pay an additional call premium, currently at 2.00% of the prepayment amount and as amended in the Second Lien 4th Amendment.

The summary of principal terms of and the amendments to the First Lien Credit Facility and to the Second Lien Credit Facility in this Quarterly Report on Form 10-Q are in all cases subject to the terms of the actual credit agreements and amendments, copies of which are referenced as Exhibits (i) in Part IV to our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015, (ii) in our Form 8-K filed with the Securities and Exchange Commission on June 4, 2015, and (iii) in our Form 8-K filed with the Securities and Exchange Commission on August 10, 2015.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks:

•	our growth strategies;

•	our potential acquisitions and investments;

•	successful integration of acquisitions;

•	risks related to development and construction activities;

•	anticipated trends in the gaming industries;

•	patron demographics;

•
general market and economic conditions, including but not limited to, the effects of local and national economics, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

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
Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

There is no assurance that we will be successful in the "request for proposal" process, which is a competitive bidding process that involves unique risks.

On August 10, 2015, the Company responded to a "request for proposal" (RFP) by the Indianapolis Airport Authority with a proposal for a $650 million lifestyle complex, anchored by a modest-size casino. The RFP process typically involves intense competition and presents a number of risks that may not typically be present, including the need to devote substantial time and attention of management and key employees to the preparation of a proposal that may not be accepted. In addition, the RFP may attract competitors with more experience in developing large commercial projects or that are better capitalized or possess other advantages that may be compelling to the Indianapolis Airport Authority. The Indianapolis Airport Authority has indicated that it will invite oral presentations from the different applicants in September 2015. The Indianapolis Airport Authority may select a proposal other than the proposal submitted by the Company or no proposal at all. Even if selected, the Company may not be able to obtain the financing, partners or regulatory and legislative approvals necessary for this proposed project. There can be no assurances regarding the Company's business prospects with respect to this opportunity. There is no certainty that the Company's proposal will be selected or that the proposed project will become a reality.

Item 6. Exhibits

10.1+	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to Registrant’s Proxy Statement on Schedule 14A filed on April 3, 2015)
10.2
Fourth Amendment to First Lien Credit Agreement dated as of May 31, 2015, by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 4, 2015)

10.3
Fifth Amendment to First Lien Credit Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 10, 2015)

10.4
Amendment No. 4 to Second Lien Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on August 10, 2015)

10.5+	Employment Agreement, dated as of July 21, 2015, by and among Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on July 23, 2015)
31.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Executive compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 13, 2015	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date; August 13, 2015	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)