Form 10-Q
period 2015-09-30
FULL HOUSE RESORTS INC
filed 2015-11-12
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 12, 2015, there were 18,969,396 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Casino	$30,577	$29,606	$84,374	$85,136
Food and beverage	6,891	5,298	19,053	15,607
Hotel	2,020	1,314	4,836	3,830
Management fees	—	273	—	1,066
Other operations	1,208	1,098	2,890	2,737
Gross revenues	40,696	37,589	111,153	108,376
Less promotional allowances	(6,430)	(4,672)	(17,077)	(13,700)
Net revenues	34,266	32,917	94,076	94,676
Operating costs and expenses
Casino	15,600	14,099	43,569	43,763
Food and beverage	2,282	2,170	6,632	6,492
Hotel	248	214	678	537
Other operations	372	370	1,023	996
Selling, general and administrative	9,570	10,937	30,763	32,824
Project development, acquisition costs and preopening	730	72	894	407
Depreciation and amortization	2,203	2,398	6,225	7,165
Impairment	—	—	—	11,547
	31,005	30,260	89,784	103,731
Operating income (loss)	3,261	2,657	4,292	(9,055)
Other (expense) income
Interest expense, net of $0 and $0.1 million capitalized for the three months ended September 30, 2015 and 2014, and $0.4 million and $0.2 million capitalized for the nine months ended September 30, 2015 and 2014	(1,829)	(1,614)	(4,876)	(4,702)
Settlement loss	—	(1,700)	—	(1,700)
Other	—	(61)	12	(68)
	(1,829)	(3,375)	(4,864)	(6,470)
Income (loss) before income taxes	1,432	(718)	(572)	(15,525)
Provision (benefit) for income taxes	(603)	48	(425)	(5,186)
Net income (loss)	$2,035	$(766)	$(147)	$(10,339)
Basic and diluted loss per share	$0.11	$(0.04)	$(0.01)	$(0.55)
Basic and diluted weighted average number of common shares outstanding	18,969	18,877	18,927	18,874

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$13,938	$15,639
Restricted cash	569	—
Accounts receivable, net of allowance for doubtful accounts of $151 and $513	1,487	1,573
Income tax receivable	759	3,095
Other receivables	1,603	—
Prepaid expenses and other	4,366	2,833
Acquisition deposit	2,500	—
	25,222	23,140
Property and equipment, net	100,134	95,040
Other long-term assets
Goodwill	16,480	16,480
Intangible assets, net of accumulated amortization of $7,693 and $6,195	1,997	3,382
Deposits	659	178
Loan fees, net of accumulated amortization of $5,045 and $3,827	1,757	2,650
Deferred tax asset	37	74
	20,930	22,764
	$146,286	$140,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,273	$4,102
Construction contracts payable	1,418	1,638
Accrued player club points and progressive jackpots	1,736	1,709
Accrued payroll and related	2,461	3,743
Other accrued expenses	3,185	3,704
Deferred tax liability	999	901
Current portion of capital lease obligation	657	690
Current portion of long-term debt	6,000	1,337
	20,729	17,824
Long-term debt, net of current portion	62,000	59,294
Deferred tax liability	232	99
Capital lease obligation, net of current portion	5,690	6,230
	88,651	83,447
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,325,991 and 20,233,276 shares issued; 18,969,396 and 18,876,681 shares outstanding	2	2
Additional paid-in capital	46,163	45,878
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	13,124	13,271
	57,635	57,497
	$146,286	$140,944
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance as of January 1, 2015	20,233	$2	$45,878	1,357	$(1,654)	$13,271	$57,497
Stock-based compensation	93	—	285	—	—	—	285
Net loss	—	—	—	—	—	(147)	(147)
Balance as of September 30, 2015	20,326	$2	$46,163	1,357	$(1,654)	$13,124	$57,635

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(147)	$(10,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Development receivable collection allowance reduction	(250)	—
Impairment	—	11,547
Depreciation	4,727	5,525
Amortization of loan fees	1,218	1,114
Amortization of player loyalty program, land lease and water rights	1,498	1,640
Loss on disposals	—	37
Stock-based compensation	285	219
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	86	(291)
Income tax receivable	2,336	1,970
Other receivables	(1,353)	—
Prepaid expenses and other assets	(1,449)	(331)
Deferred taxes	268	(4,255)
Accounts payable and accrued expenses	(1,624)	(316)
Net cash provided by operating activities	5,595	6,520
Cash flows from investing activities:
Purchase of property and equipment, net of construction contracts payable	(10,021)	(6,222)
Restricted cash	(569)	—
Deposits and other	(3,177)	(329)
Net cash used in investing activities	(13,767)	(6,551)
Cash flows from financing activities:
First Term Loan borrowings	8,869	—
Revolving Loan borrowings (repayments), net	(1,500)	2,000
Repayment of capital lease obligation	(573)	(610)
Loan fees and other	(325)	(252)
Net cash provided by financing activities	6,471	1,138
Net (decrease) increase in cash and equivalents	(1,701)	1,107
Cash and equivalents, beginning of period	15,639	14,936
Cash and equivalents, end of period	$13,938	$16,043
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$3,439	$3,471
Cash received from income tax refunds, net	$(3,154)	$(1,915)
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,438	$1,301

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. ORGANIZATION

Organization. Formed as a Delaware corporation in 1987, Full House Resorts, Inc., ("Full House") owns, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to the "Company", “we”, “our”, or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

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

The interim consolidated financial statements of the Company included herein reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain minor reclassifications have been made to prior-period amounts to conform to the current-period presentation. These reclassifications had no effect on the previously reported net loss.

Restricted cash. The Company is required to maintain a segregated construction trust account for proceeds drawn from its construction loan which have not yet been remitted to contractors for the hotel at Silver Slipper Casino.

Income taxes. For interim income tax reporting, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss. During the second quarter of 2015, it was determined that the Company's annual effective tax rate could not be reasonably estimated. This remains true for the third quarter. As a result, the year-to-date effective tax rate was used to determine the tax expense (benefit) incurred during the three and nine months ended September 30, 2015.

Net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, such as stock options.

During the three and nine months ended September 30, 2015 and 2014, the effect of all potential common share equivalents were anti-dilutive, and therefore all such shares were excluded from the computation of diluted weighted average shares outstanding for these periods.

Recently issued accounting standards. Management believes that there are no recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.

3. PENDING ACQUISITION

On September 27, 2015, the Company, through its newly formed subsidiary FHR-Colorado LLC, entered into an asset purchase agreement (the "Bronco Billy's Purchase Agreement") with Pioneer Group, Inc., a Nevada corporation (“Pioneer Group”), pursuant to which the Company would acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel (“Bronco Billy’s”) in Cripple Creek, Colorado for a purchase price of $30.0 million (Note 11).
4. OTHER RECEIVABLES

Property Tax Assessments and Settlement Agreement

In September 2015, the Company agreed to settle its real property tax assessment appeal for the tax years 2011 through 2014 with respect to the Rising Star Casino.

Under the terms of the settlement agreement, Ohio County will pay the Company a tax refund of $1,352,937 within 90 days of the agreement's effective date. Upon its receipt of the tax refund, the Company will dismiss its appeals pending before the Ohio County Property Tax Assessment Board of Appeals. In addition, the parties have agreed to a final determination of the Company's real property tax assessment for the tax year 2015 and to certain parameters affecting the calculation of the real property assessment for the tax years 2016 and 2017.

Nambe Pueblo Settlement Agreement

On July 24, 2015, the Company reached a settlement with the Nambe Pueblo tribe related to $662,000 previously advanced by the Company as part of a development agreement and a security and reimbursement agreement from 2005. The advance had been fully reserved since 2011.

In consideration for the release of any future claims and other items as defined within the settlement agreement, Nambe Pueblo will pay $500,000 to the Company in two installments of $250,000. The first installment was received on July 31, 2015, and the final installment is due upon the earlier of the opening of the Nambe Pueblo casino or December 31, 2015. The Company incurred a $50,000 collection fee payable upon the receipt of the proceeds. The net expected recovery was recognized as a change in estimate in the quarter ended June 30, 2015 and included in selling, general and administrative expense.
5. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Land and improvements	$12,291	$11,670
Buildings and improvements	91,593	73,997
Furniture and equipment	30,812	27,951
Construction in progress	8	11,264
	134,704	124,882
Less accumulated depreciation	(34,570)	(29,842)
	$100,134	$95,040

The Silver Slipper Hotel opened in phases, beginning in May 2015 and completed during the third quarter. The total cost incurred for the construction of the hotel was approximately $20.5 million.

6. ACCRUED LIABILITIES

Other accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Real estate and other taxes	$1,658	$1,961
Other	1,527	1,743
	$3,185	$3,704
7. GOODWILL AND OTHER INTANGIBLES

At least annually during the fourth quarter, or more frequently when there is a material change in circumstances that could have a negative effect, the Company performs an assessment of its goodwill and other indefinite-lived intangible assets to determine if the carrying value of such assets exceeds the fair value. No change in circumstances that would trigger an evaluation was observed during the three and nine months ended September 30, 2015 or subsequently. During the second quarter of 2014, we recorded a non-cash impairment charge of $11.5 million on the goodwill and gaming license associated with Rising Star Casino Resort. We evaluate these assets using the market (comparable transactions) and income (discounted cash flow) approaches to value, both of which use Level 3 inputs as defined by GAAP.

We amortize our definite-lived intangible assets, including our player loyalty programs, loan fees, land leases and water rights, over their estimated useful lives.
8. CAPITAL LEASE

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
9. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Long-term debt, net of current portion:
First Term Loan, maturing October 1, 2016 (as amended); quarterly payments of $1.5 million beginning October 1, 2015; interest payable monthly at a variable rate which averaged 4.75% for both periods presented	$47,500	$38,631
Revolving Loan, maturing October 1, 2016 (as amended), interest payable monthly at a variable rate which averaged 4.75% for both periods presented	500	2,000
Second Term Loan, maturing April 1, 2017, interest payable monthly at 14.25% per annum (13.25% prior to July 18, 2014)	20,000	20,000
Less current portion	(6,000)	(1,337)
	$62,000	$59,294

First and Second Lien Credit Facilities. The First Lien Credit Facility, including the Revolving Loan, and Second Lien Credit Facility are secured by substantially all of our assets. Our principal wholly-owned subsidiaries, except for FHR-Colorado LLC which was recently formed to acquire Bronco Billy's, guarantee our obligations under the agreements. As of September 30, 2015, commensurate with the completion of the hotel at Silver Slipper Casino, we had drawn all of the proceeds of the $10 million construction term loan under the First Lien Credit Facility. The final costs related to the construction are still being resolved, hence approximately $569,000 of those proceeds remains in a trust account and will be used to fund a portion of the remaining construction costs.

Effective May 31, 2015, the Company entered into a Fourth Amendment to the First Lien Credit Facility which amended certain provisions of the First Lien Credit Agreement, including (i) extending the period for draws against the $10 million term loan associated with the hotel construction at Silver Slipper Casino and Hotel to August 31, 2015, and (ii) extending the date that the first quarterly payment of $0.25 million was due for this portion of the term loan to October 1, 2015.

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

We were in compliance with our covenants, as amended, as of September 30, 2015. There can be no assurances that we will remain in compliance with all covenants in all future periods or, if there is a breach, that lenders will waive such breach.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. As of September 30, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum plus a 3.75% margin. In accordance with the terms of the First Lien Credit Facility, we maintain a prepaid interest rate cap for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%, which terminates on June 29, 2016.
10. INCOME TAXES

We filed our original 2014 federal tax return during the first quarter of 2015, which resulted in the Company receiving a $3.1 million income tax refund in March 2015. During the third quarter of 2015, we filed a superseding 2014 federal tax return and our state tax returns resulting in additional tax refunds due to the Company. At September 30, 2015, we have a refund receivable of $631,000 for our federal tax return and $128,000 for our state tax returns.

We had a benefit for income taxes for the three and nine months ended September 30, 2015. The Company's effective income tax rate for the three and nine months ended September 30, 2015 was (42.1)% and 74.3%, respectively, compared to an effective tax rate of (6.7)% and 33.4% during the corresponding prior-year periods. The differences were primarily due to the effects of changes to our valuation allowance against our deferred tax assets.
11. COMMITMENTS AND CONTINGENCIES

Operating Leases

The nature of our operating leases is as follows:

Leased Property	Expiration
Grand Lodge Casino facility	August 2018
Land lease of Silver Slipper Casino and Hotel site	April 2058

Additionally, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Grand Lodge Casino Lease. In 2011, we entered into a lease with Hyatt Equities, L.L.C. to operate the Grand Lodge Casino (“Grand Lodge Lease”). The Grand Lodge Lease is secured by the Company’s interests under the lease and property (as defined in the Grand Lodge Lease) and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt Equities, L.L.C. has an option to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition or for such period of time remaining on the lease term, whichever is less, plus the fair market value of the Grand Lodge Casino’s personal property. The Grand Lodge Lease was amended in 2013 to extend the initial term to August 31, 2018, among certain other conforming changes.

Options to Purchase Silver Slipper Casino and Hotel Leased Land. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated (the "Silver Slipper Land Lease"). The Silver Slipper Land Lease includes base monthly payments of $77,500 plus 3% of gross gaming revenue (as defined in the Silver Slipper Land Lease) in excess of $3.65 million. The Silver Slipper Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”) after February 26, 2019 through October 1, 2027, for $15.5 million plus a retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined in the Silver Slipper Land Lease), for ten years from the purchase date. In the event that Full House sells or transfers (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, then the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above. In either case, we also have an option to purchase only a four-acre portion of the leased land for $2.0 million, which may be exercised at any time in conjunction with the development of a hotel and which accordingly reduces the purchase price of the remaining land by $2.0 million. The current term of the land lease is through April 30, 2058.

Bronco Billy's Casino and Hotel Pending Acquisition

As discussed in Note 3, on September 27, 2015, the Company agreed to acquire the operating assets and assume certain liabilities of Bronco Billy's from the Pioneer Group.

Under the Bronco Billy's Purchase Agreement, Full House made a non-refundable (except under certain conditions) deposit of $2.5 million which will be credited against the purchase price upon closing. The $30 million purchase price is subject to reduction to $28.5 million if Bronco Billy’s Adjusted EBITDA (as defined in the Bronco Billy's Purchase Agreement) for the applicable period is less than $4.7 million, and is also subject to certain conditions and working capital and other customary adjustments. The Bronco Billy's Purchase Agreement may be terminated by Pioneer Group if the closing has not taken place by January 15, 2016 (the “Outside Date”). Full House may extend the Outside Date for up to four periods of 30 days each if the sole reason the closing fails to occur by the Outside Date is the failure of Full House to obtain required gaming approvals despite its good faith efforts and, for the fourth extension period, Full House increases the Deposit by $100,000. In addition, Full House has the option to terminate the Bronco Billy's Purchase Agreement without penalty if Bronco Billy’s Adjusted EBITDA for the most recent twelve-month period prior to closing, but not later than the twelve-months ending December 31, 2015, is less than $4.5 million.

Full House intends to finance the acquisition concurrent with the refinancing of its outstanding first and second lien debt. The Company expects to complete its refinancing and close on the Bronco Billy’s acquisition in late 2015 or early 2016, subject to obtaining regulatory approvals and other customary closing conditions, including, without limitation, approvals from the Colorado gaming authorities. The transaction is not subject to a financing or due diligence condition, though the Company performed substantial due diligence.

Silver Slipper Casino Hotel Construction

On August 26, 2013, the Silver Slipper Casino and Hotel entered into an agreement for the construction of a 129-room hotel adjoining the casino. The hotel was opened in phases beginning in May 2015 and completed in September. The final construction bills are still being resolved; the Company estimates that the total cost was approximately $20.5 million and there is approximately $1.4 million remaining to be paid as of September 30, 2015. These remaining costs are expected to be funded from the proceeds in the construction trust account of $569,000 and the remainder from our working capital.

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

Indianapolis Proposal

On August 10, 2015, the Company responded to a "request for proposal" (RFP) by the Indianapolis Airport Authority with a proposal for a $650 million lifestyle complex, anchored by a modest-sized casino. Under our proposal, the Company would act as the "master developer" (as such term is used in the RFP) of the project and plans to seek partners for many of its aspects. The project is contingent, amongst other things, on being selected by the Indianapolis Airport Authority, on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that the Company is licensed to operate in Rising Sun, Indiana, and on obtaining financing for the proposed project. There is no certainty that the Company's proposal will be selected or that the proposed project will become a reality.

Litigation

In 2013 and 2014, the Company expended approximately $1.6 million repairing defects to its parking garage at the Silver Slipper Casino and Hotel. The parking garage was originally built in 2007, and the Company acquired the property in 2012. The Company hired outside legal counsel to pursue the reimbursement of such costs from the contractor and architect, who neglected to install certain structural elements required by the building codes. During the third quarter of 2015, the case was dismissed in favor of the defendants, as the statutes of repose had expired and, in the judge's opinion, the Company had failed to prove elements that would have extended its right to seek reimbursement of the remedial costs. We filed an appeal on November 2, 2015.
During the third quarter of 2014, the Company settled its lawsuit with Majestic Star Casino LLC ("Majestic Star") and Majestic Mississippi, LLC ("Majestic Mississippi") related to the Company's attempted purchase of the Fitz Tunica Casino & Hotel. Pursuant to the terms of the settlement, Majestic Star and Majestic Mississippi received $1.7 million of the funds held in escrow which was recorded by the Company as a settlement loss.

Legal Matters

We are party to a number of pending legal proceedings that occurred in the normal course of business. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
12. SHARE-BASED BENEFIT PLANS

2015 Equity Incentive Plan. On March 31, 2015, our board of directors adopted the Full House Resorts, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). Our stockholders approved the 2015 Plan on May 5, 2015, terminating our 2006 Plan. The 2015 Plan includes shares reserved for issuance of up to 1,400,000 new shares to directors, employees and consultants. The 2015 Plan allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Additionally, in November 2014, 943,834 nonqualified stock options were granted to Daniel R. Lee, our President and Chief Executive Officer, and, in January 2015, 300,000 nonqualified stock options were granted to Lewis Fanger, our Senior Vice President, Chief Financial Officer and Treasurer, each outside the 2015 Plan and in connection with their employment.

On May 5, 2015, the Company issued 92,715 shares of restricted common stock to members of our board of directors as partial payment for their service as directors and granted 320,000 stock options to various employees of the Company with an exercise price of $1.51, the closing price per share on the grant date. These stock options have a three year vesting period vesting ratably each year.

Stock Options. The following table summarizes information related to our common stock options, all of which remain unvested as of September 30, 2015.

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2015	943,834	$1.25
Granted	620,000	$1.44
Exercised	—	—
Canceled/Forfeited	—	—
Options outstanding at September 30, 2015	1,563,834	$1.33
Options exercisable at September 30, 2015	—	$1.33

Compensation Costs. Stock-based compensation expense totaled $0.1 million for both the three months ended September 30, 2015 and 2014. During the first nine months of 2015 and 2014, stock-based compensation expense was $0.3 million and $0.2 million, respectively.

As of September 30, 2015, there was approximately $0.7 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years.

The aggregate intrinsic value of options outstanding was $0.2 million at September 30, 2015, none of which were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of our closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.
13. SEGMENT REPORTING

We manage our casinos based on geographical regions within the United States. The casino/resort segments include the Silver Slipper Casino and Hotel in Bay St. Louis, Mississippi; the Rising Star Casino Resort in Rising Sun, Indiana; and the Northern Nevada segment, which consists of the Grand Lodge Casino in Incline Village, Nevada and Stockman’s Casino in Fallon, Nevada. The Development/Management segment includes costs associated with casino-related development and management projects, including our management contract with the Pueblo of Pojoaque that expired in September 2014.

In 2015, the Company's management began utilizing Adjusted Property EBITDA as the primary profit measure for its segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate-related costs and expenses that are not allocated to each property. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share based compensation expense. Adjusted EBITDA or Adjusted Property EBITDA should not be construed as an alternative to operating income or net income for use as an indicator of our performance; or as an alternative to cash flows from operating activities for use as a measure of liquidity; or as any other measure determined in accordance with GAAP. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA or Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA or Adjusted Property EBITDA information may calculate Adjusted EBITDA or Adjusted Property EBITDA in a different manner.

The following tables reflect selected operating information for our reporting segments for the three and nine months ended September 30, 2015 and 2014 and include a reconciliation of Adjusted Property EBITDA to operating income (loss) and net income (loss):

For the three months ended September 30, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$6,809	$12,563	$14,894	$—	$—	$34,266

Adjusted Property EBITDA	$2,227	$2,455	$2,413	$—	$—	$7,095

Other operating costs and expenses:
Depreciation and amortization	199	678	1,322	—	4	2,203
Preopening costs	—	—	21	—	—	21
Corporate expenses	—	—	—	—	844	844
Project development and acquisition costs	—	—	—	709	—	709
Stock compensation	—	—	—	—	57	57
Operating income (loss)	2,028	1,777	1,070	(709)	(905)	3,261
Non-operating expense:
Interest expense, net of amounts capitalized	—	40	4	—	1,785	1,829
Non-operating expense	—	40	4	—	1,785	1,829
Income (loss) before income taxes	2,028	1,737	1,066	(709)	(2,690)	1,432
Provision (benefit) for income taxes	—	(61)	3	—	(545)	(603)
Net income (loss)	$2,028	$1,798	$1,063	$(709)	$(2,145)	$2,035

For the three months ended September 30, 2014
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$7,134	$13,399	$12,111	$273	$—	$32,917

Adjusted Property EBITDA	$2,463	$1,650	$1,736	$273	$—	$6,122

Other operating costs and expenses:
Depreciation and amortization	209	766	1,419	—	4	2,398
Corporate expenses	—	—	—	—	936	936
Project development and acquisition costs	—	—	—	72	—	72
Stock compensation	—	—	—	—	59	59
Operating income (loss)	2,254	884	317	201	(999)	2,657
Non-operating expense:
Interest expense, net of amounts capitalized	—	62	5	—	1,547	1,614
Settlement loss	—	—	—	—	1,700	1,700
Other	21	31	9	—	—	61
Non-operating expense	21	93	14	—	3,247	3,375
Income (loss) before income taxes	2,233	791	303	201	(4,246)	(718)
Provision (benefit) for income taxes	759	471	103	159	(1,444)	48
Net income (loss)	$1,474	$320	$200	$42	$(2,802)	$(766)

For the nine months ended September 30, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$15,665	$35,444	$42,967	$—	$—	$94,076

Adjusted Property EBITDA	$3,269	$3,251	$7,774	$—	$—	$14,294

Other operating costs and expenses:
Depreciation and amortization	593	2,039	3,582	—	11	6,225
Write-offs, recoveries and asset disposals	80	—	—	—	(446)	(366)
Preopening costs	—	—	134	—	—	134
Corporate expenses	—	—	—	—	2,964	2,964
Project development and acquisition costs	—	—	—	760	—	760
Stock compensation	—	—	—	—	285	285
Operating income (loss)	2,596	1,212	4,058	(760)	(2,814)	4,292
Non-operating expense (income):
Interest expense, net of amounts capitalized	—	124	13	—	4,739	4,876
Other	—	(11)	—	—	(1)	(12)
Non-operating expense	—	113	13	—	4,738	4,864
Income (loss) before income taxes	2,596	1,099	4,045	(760)	(7,552)	(572)
Provision (benefit) for income taxes	—	(61)	8	—	(372)	(425)
Net income (loss)	$2,596	$1,160	$4,037	$(760)	$(7,180)	$(147)

For the nine months ended September 30, 2014
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$16,543	$40,188	$36,879	$1,066	$—	$94,676

Adjusted Property EBITDA	$3,847	$2,503	$6,009	$1,066	$—	$13,425

Other operating costs and expenses:
Depreciation and amortization	640	2,305	4,207	—	13	7,165
Impairment	—	11,547	—	—	—	11,547
Write-offs, recoveries and asset disposals	—	8	13	—	30	51
Corporate expenses	—	—	—	—	3,091	3,091
Project development and acquisition costs	—	—	—	407	—	407
Stock compensation	—	—	—	—	219	219
Operating income (loss)	3,207	(11,357)	1,789	659	(3,353)	(9,055)
Non-operating expense:
Interest expense, net of amounts capitalized	—	157	7	—	4,538	4,702
Settlement loss	—	—	—	—	1,700	1,700
Other	20	31	17	—	—	68
Non-operating expense	20	188	24	—	6,238	6,470
Income (loss) before income taxes	3,187	(11,545)	1,765	659	(9,591)	(15,525)
Provision (benefit) for income taxes	1,084	(3,821)	600	212	(3,261)	(5,186)
Net income (loss)	$2,103	$(7,724)	$1,165	$447	$(6,330)	$(10,339)

Selected balance sheet data as of September 30, 2015 and December 31, 2014 follows:

As of September 30, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Total assets	$12,110	$37,231	$83,035	$2,742	$11,168	$146,286
Property, equipment and capital lease, net	6,220	31,792	61,856	242	24	100,134
Goodwill	1,809	—	14,671	—	—	16,480
Liabilities	1,649	10,856	4,048	—	72,098	88,651

As of December 31, 2014
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Total assets	$12,471	$39,101	$76,898	$—	$12,474	$140,944
Property, equipment and capital lease, net	6,656	33,801	54,548	—	35	95,040
Goodwill	1,809	—	14,671	—	—	16,480
Liabilities	1,970	11,543	4,182	—	65,752	83,447

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2014, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2015. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”, except where stated or the context otherwise indicates.

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

During the third quarter of 2015, we opened the final phase of our 129-guest room hotel at the Silver Slipper Casino.

On September 27, 2015, we entered into an asset purchase agreement (the "Bronco Billy's Purchase Agreement") with Pioneer Group, Inc. pursuant to which we would acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado for a purchase price of $30.0 million. The purchase price is subject to reduction to $28.5 million if Bronco Billy’s Adjusted EBITDA (as defined in the Bronco Billy's Purchase Agreement) for the applicable period is less than $4.7 million. We intend to finance the acquisition concurrent with the refinancing of our outstanding first and second lien debt. We have the option to terminate the Bronco Billy's Purchase Agreement without penalty if Bronco Billy’s Adjusted EBITDA for the most recent twelve-month period prior to closing is less than $4.5 million. Based on the results to date, management expects that Bronco Billy's results will exceed the $4.7 million and $4.5 million parameters.

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

Our revenues are primarily derived from gaming sources, which include revenues from slot machines, table games and live keno. Gaming revenues are generally defined as gaming wins less gaming losses. In addition, we derive a significant amount of revenue from our hotel rooms and food and beverage outlets. We also derive revenues from our golf course at the Rising Star Casino Resort, retail outlets and entertainment. Promotional allowances consist primarily of hotel rooms and food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues. We calculate operating income (loss) as net revenues less total operating costs and expenses. Operating income (loss) represents only those amounts that relate to our operations and excludes interest income, interest expense, and other non-operating income and expenses.

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

Slot win is the difference between customer wagers and customer winnings on slot machines. Table game hold is the difference between customer winnings and the amount of money or markers exchanged into chips. Slot win and table game hold percentages represent the relationship between slot coin-in and table game drop to gaming wins and losses.

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

Adjusted EBITDA and Adjusted Property EBITDA:

Management also uses Adjusted EBITDA and Adjusted Property EBITDA as measures of performance as more fully explained and discussed later herein.

Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Net revenues	$34,266	$32,917	4.1%	$94,076	$94,676	(0.6)%
Operating expenses	31,005	30,260	2.5%	89,784	103,731	(13.4)%
Operating income (loss)	3,261	2,657	22.7%	4,292	(9,055)	(147.4)%
Interest expense	1,829	1,614	13.3%	4,876	4,702	3.7%
Income taxes (benefit)	(603)	48	NM	(425)	(5,186)	NM
Net income (loss)	2,035	(766)	NM	(147)	(10,339)	NM

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Casino revenues
Slots	$26,358	$25,264	4.3%	$72,622	$73,367	(1.0)%
Table games	4,135	4,236	(2.4)%	11,499	11,467	0.3%
Other	84	106	(20.8)%	253	302	(16.2)%
	30,577	29,606	3.3%	84,374	85,136	(0.9)%
Non-casino revenues, net
Food and beverage	2,515	2,089	20.4%	7,041	6,134	14.8%
Hotel	376	254	48.0%	776	624	24.4%
Other	798	695	14.8%	1,885	1,716	9.8%
	3,689	3,038	21.4%	9,702	8,474	14.5%
Management fees	—	273	—%	—	1,066	—%
Total net revenues	$34,266	$32,917	4.1%	$94,076	$94,676	(0.6)%

NM - not meaningful

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.

Revenues. Consolidated net revenues for the three-month period increased primarily due to our Silver Slipper segment, where the opening of our new hotel and strategic marketing enhancements resulted in significant visitation increases. The Silver Slipper hotel opened in phases, with 96 of 129 rooms open at the beginning of the third quarter of 2015, an additional 24 rooms opening on July 3, 2015 and the remaining nine suites completed on September 27, 2015. Revenue growth at the Silver Slipper more than offset decreases at Rising Star, which were impacted by increased competition, and Northern Nevada, where lower hold percentages at Grand Lodge adversely affected revenues. Additionally, in September 2014, our management contract with the Pueblo of Pojoaque Tribe expired, as reflected in our Development/Management segment.

For the nine-month period, consolidated net revenues showed a modest decline. At Silver Slipper, both gaming and non-gaming revenue rose significantly, reflecting the opening of the property's hotel, strategic promotional activity, enhancements to our food offerings and more favorable weather. In our Rising Star segment, revenues decreased primarily due to increased competition, including the addition of two new regional competitors in May and August 2014. Revenues for our Northern Nevada segment declined primarily due to historically low snow levels at Lake Tahoe regional ski resorts, which resulted in less visitation at the Grand Lodge. Revenues were also affected by the expiration of the aforementioned management contract within our Development/Management segment.

See further information within our reportable segments described below.

Operating expenses. Consolidated operating expenses for the three-month period increased primarily due to staffing and other additional expenses necessary to operate the new hotel at the Silver Slipper; significant increases in guest volumes at Silver Slipper that resulted in an increase in casino, food and beverage, and selling, general and administrative costs; and higher project development and acquisition costs within our Development/Management segment related to the pending acquisition of Bronco Billy's and our American Place proposal. These increases were partially offset by a decrease in costs at our Rising Star segment, primarily due to a property tax refund that is included in selling, general and administrative expenses.

Consolidated operating expenses decreased for the nine-month period primarily due to several items at our Rising Star segment, including last year's $11.5 million impairment charge in the second quarter of 2014; the property tax refund mentioned above; and lower revenues, which accordingly resulted in a reduction in gaming taxes and other casino expenses. These decreases were partially offset by increased casino and food and beverage costs at our Silver Slipper segment, the result of an increase in patronage; additional expenses necessary to operate the new hotel at Silver Slipper; and costs related to the Bronco Billy's pending acquisition and American Place proposal.

Interest expense. Interest expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost (excluding loan fee amortization)	$1,404	$1,319	$4,098	$3,832
Amortization of loan fees	408	389	1,218	1,114
Capitalized interest	17	(94)	(440)	(244)
	$1,829	$1,614	$4,876	$4,702

The increase in interest cost above for the three and nine month periods compared to the corresponding periods in the prior year was due to the additional debt incurred to construct the hotel at Silver Slipper and an increase in interest rate for the Second Lien Credit Facility.

Other expense. During the third quarter of 2014, the Company settled its lawsuit with Majestic Star Casino LLC ("Majestic Star") and Majestic Mississippi, LLC ("Majestic Mississippi") related to the Company's attempted purchase of the Fitz Tunica Casino & Hotel. Pursuant to the terms of the settlement, Majestic Star and Majestic Mississippi received $1.7 million of the funds held in escrow which was recorded by the Company as a settlement loss.

 Income tax benefit. We filed our original 2014 federal tax return during the first quarter of 2015, which resulted in the Company receiving a $3.1 million income tax refund in March 2015. During the third quarter of 2015, we filed a superseding 2014 federal tax return and our state tax returns, resulting in additional tax refunds due to the Company. At September 30, 2015, we have a refund receivable of $631,000 for our federal tax return and a receivable of $128,000 for our state tax returns.

We had income tax benefits for the three and nine months ended September 30, 2015. This was primarily due to the effects of changes in our valuation allowance against our deferred tax assets. In the prior-year periods we accrued a provision for income taxes, but then recorded a valuation allowance during the fourth quarter of 2014 against our deferred tax assets due to the uncertainty that such benefits would be realized. We continued to record a valuation allowance against our deferred tax assets during 2015.

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

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2015	2014		2015	2014
Net revenues
Silver Slipper Casino and Hotel	$14,894	$12,111	23.0%	$42,967	$36,879	16.5%
Rising Star Casino Resort	12,563	13,399	(6.2)%	35,444	40,188	(11.8)%
Northern Nevada Casinos	6,809	7,134	(4.6)%	15,665	16,543	(5.3)%
Development/Management	—	273	—%	—	1,066	—%
Corporate	—	—	—%	—	—	—%
	$34,266	$32,917	4.1%	$94,076	$94,676	(0.6)%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$2,413	$1,736	39.0%	$7,774	$6,009	29.4%
Rising Star Casino Resort	2,455	1,650	48.8%	3,251	2,503	29.9%
Northern Nevada Casinos	2,227	2,463	(9.6)%	3,269	3,847	(15.0)%
Development/Management	—	273	—%	—	1,066	—%
Corporate	(844)	(936)	(9.8)%	(2,964)	(3,091)	(4.1)%
	$6,251	$5,186	20.5%	$11,330	$10,334	9.6%

Silver Slipper Casino and Hotel

Net revenues increased for the three and nine months ended September 30, 2015 compared to the prior-year periods due to higher customer counts and gaming volumes, reflecting the phased opening of our hotel, strategic promotional activity, enhancements to our food offerings, and better weather conditions during the first quarter. For the three-month period, slot revenue increased 20%, table games revenue rose 23.5% and non-gaming net revenues (principally food and beverage revenues) grew 50.4%. For the nine-month period, slot revenue increased 14.1%, table games revenue rose 20.6% and non-gaming net revenues grew 35%. As of September 27, 2015, our 129-room hotel is now completely open.

     Adjusted Property EBITDA increased significantly for the three and nine months ended September 30, 2015 compared to the prior-year periods, attributable to the gaming and non-gaming revenue increases described above. Casino expenses and selling, general and administrative expenses increased by less than the increase in gaming revenues. As a result, Adjusted Property EBITDA margin for the three-month period improved to 16.2% from 14.3% in the prior-year period. For the nine-month period, Adjusted Property EBITDA margin improved to 18.1% from 16.3% in the prior-year period.

Adjusted Property EBITDA increased 25.3% in the first quarter, 25.1% in the second quarter, 39.0% in the third quarter, and 29.4% for the nine months ended 2015, compared to the prior-year periods.

Rising Star Casino Resort

Net revenues decreased for the three and nine months ended September 30, 2015 compared to the prior-year periods, primarily a result of competitive pressure from both new and existing nearby casinos and the resulting decline in gaming volumes. For the three-month period, slot revenue decreased 6.6% and table games revenue decreased 12.6%, while non-gaming net revenues (including food and beverage, hotel, golf and retail) increased 4%. For the nine-month period, slot revenue decreased 13.7% and table games revenue decreased 9.5%, while non-gaming net revenues increased 1.2%.

Adjusted Property EBITDA increased for the three months ended September 30, 2015 compared to the prior-year period, attributable to a $1.4 million property tax refund, a reduction in current-year property taxes, and a careful focus on cost controls, which more than offset the decrease in revenues. Adjusted Property EBITDA margin for the three-month period increased to 19.5% from 12.3% in the prior-year period.

Adjusted Property EBITDA increased for the nine months ended September 30, 2015 compared to the prior-year period. The increase was primarily due to the property tax refund and reduction in current-year property taxes described above, along with cost containment measures which helped offset the revenue decline. Adjusted Property EBITDA margin for the nine-month period increased to 9.2% from 6.2% in the prior-year period. All casinos as currently allowed by law in Indiana and southern Ohio have now opened. A Kentucky Supreme Court decision in 2014, however, may now permit a horse racing track in northern Kentucky to install slot machine-like devices, and the Indiana legislature passed legislation to allow table games at casinos and racetracks (which are now limited to slot machines) beginning in 2020.

Northern Nevada

Net revenues decreased for the three months ended September 30, 2015 compared to the prior-year periods, primarily a result of lower hold percentages at Grand Lodge Casino. Slot and table games volumes for the the three-month period showed growth over the 2014 period, with slot coin-in rising 5.6% and table games drop increasing 11.0% from the third quarter of 2014. The slot hold percentage of 4.9% in the third quarter of 2015 compares to 5.4% in the third quarter of 2014; the table games hold percentage of 12.3% compares to 14.6% in last year's third quarter.

During the nine-month period, revenues at the Grand Lodge were additionally affected by historically low snow levels, which adversely affected the winter sports season and visitation at the property. For the nine-month period, slot revenue decreased 5.2% and table games revenue decreased 7%. Over the same period, slot handle decreased 1% and table games drop increased 7.4%. In Fallon, Nevada, the Company has made certain management and operational changes and cosmetic improvements at Stockman's Casino. Net revenues decreased 11.8% and 4.8% for the first and second quarters, respectively, and increased 1.7% in the third quarter, compared to the prior year periods. For the nine month period, revenues decreased 5.1%.

     Adjusted Property EBITDA for the Northern Nevada division decreased for the three and nine months ended September 30, 2015 compared to the prior-year periods, primarily due to the swings in win percentage mentioned above. Adjusted Property EBITDA margin for the three months ended September 30, 2015 decreased to 32.7% from 34.5% in the prior-year quarter, and for the nine-month period decreased to 20.9% from 23.3% in the prior-year period.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual profits.

Development/Management and Corporate

Development/Management net revenues and Adjusted EBITDA decreased for both the three and nine month periods ended September 30, 2015 compared to the prior-year periods due to the expiration of our management contract in September 2014 with the Pueblo of Pojoaque.

Corporate expenses decreased for both the three and nine months ended September 30, 2015 compared to the prior-year periods primarily due to decreased corporate salaries and benefits.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss) (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$6,251	$5,186	$11,330	$10,334
Depreciation and amortization	(2,203)	(2,398)	(6,225)	(7,165)
Impairment	—	—	—	(11,547)
Write-offs, recoveries and asset disposals	—	—	366	(51)
Preopening	(21)	—	(134)	—
Project development & acquisition costs	(709)	(72)	(760)	(407)
Stock compensation	(57)	(59)	(285)	(219)
Operating income (loss)	3,261	2,657	4,292	(9,055)
Non-operating expense (income)
Interest expense	(1,829)	(1,614)	(4,876)	(4,702)
Settlement loss	—	(1,700)	—	(1,700)
Other	—	(61)	12	(68)
	(1,829)	(3,375)	(4,864)	(6,470)
Income (loss) before income taxes	1,432	(718)	(572)	(15,525)
Provision (benefit) for income taxes	(603)	48	(425)	(5,186)
Net income (loss)	$2,035	$(766)	$(147)	$(10,339)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the three months ended September 30, 2015
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Pre-opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,070	$1,322	$21	$—	$—	$2,413
Rising Star Casino Resort	1,777	678	—	—	—	2,455
Northern Nevada Casinos	2,028	199	—	—	—	2,227
Development/Management	(709)	—	—	709	—	—
	4,166	2,199	21	709	—	7,095
Other operations
Stock compensation	(57)	—	—	—	57	—
Corporate	(848)	4	—	—	—	(844)
	(905)	4	—	—	57	(844)
	$3,261	$2,203	$21	$709	$57	$6,251

For the three months ended September 30, 2014
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$317	$1,419	$—	$—	$1,736
Rising Star Casino Resort	884	766	—	—	1,650
Northern Nevada Casinos	2,254	209	—	—	2,463
Development/Management	201	—	72	—	273
	3,656	2,394	72	—	6,122
Other operations
Stock compensation	(59)	—	—	59	—
Corporate	(940)	4	—	—	(936)
	(999)	4	—	59	(936)
	$2,657	$2,398	$72	$59	$5,186

Operating expenses deducted to arrive at operating income (loss) include facility rent related to the Silver Slipper and Northern Nevada segments of $0.3 and $0.4 million, respectively, in the three-month periods for both 2015 and 2014. Capital lease payments of $0.2 million in both three-month periods related to Rising Star’s hotel are not deducted.

For the nine months ended September 30, 2015
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Pre-opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,058	$3,582	$—	$134	$—	$—	$7,774
Rising Star Casino Resort	1,212	2,039	—	—	—	—	3,251
Northern Nevada Casinos	2,596	593	80	—	—	—	3,269
Development/Management	(760)	—	—	—	760	—	—
	7,106	6,214	80	134	760	—	14,294
Other operations
Stock compensation	(285)	—	—	—	—	285	—
Corporate	(2,529)	11	(446)	—	—	—	(2,964)
	(2,814)	11	(446)	—	—	285	(2,964)
	$4,292	$6,225	$(366)	$134	$760	$285	$11,330

For the nine months ended September 30, 2014
(In thousands, unaudited)
	Operating income (loss)	Depreciation and amortization	Impairment	Write-offs, recoveries and asset disposals	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,789	$4,207	$—	$13	$—	$—	$6,009
Rising Star Casino Resort	(11,357)	2,305	11,547	8	—	—	2,503
Northern Nevada Casinos	3,207	640	—	—	—	—	3,847
Development/Management	659	—	—	—	407	—	1,066
	(5,702)	7,152	11,547	21	407	—	13,425
Other operations
Stock compensation	(219)	—		—	—	219	—
Corporate	(3,134)	13		30	—	—	(3,091)
	(3,353)	13	—	30	—	219	(3,091)
	$(9,055)	$7,165	$11,547	$51	$407	$219	$10,334

Operating expenses deducted to arrive at operating income (loss) include facility rent related to the Silver Slipper segment of $0.9 million and $0.8 million for the nine-month periods in 2015 and 2014 respectively, and Northern Nevada segment of $1.1 million in both nine-month periods ended 2015 and 2014. Capital lease payments of $0.7 million in both periods related to Rising Star’s hotel are not deducted.
Liquidity and Capital Resources

Cash Flows

As of September 30, 2015, we had $13.9 million of cash and cash equivalents and $4.5 million of our $5.0 million Revolving Loan under our First Lien Credit Facility was available to draw. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants. Management currently estimates that approximately $12 million of cash and cash equivalents is required for the day-to-day operations of the Company.

Excluding the Bronco Billy's acquisition, we believe that our existing cash balances, cash flows from operations, and availability under our Revolving Loan will meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. Our First Lien Credit Facility is due on October 1, 2016, and our Second Lien Credit Facility is due on April 1, 2017. We are currently in the process of refinancing our debt in order to meet our current debt service requirements as we are unlikely to generate sufficient cash flow from operations to repay the principal of our existing debt upon its scheduled maturity. Additionally, we believe the refinancing of our debt, which is expected to include an increased facility amount for the Bronco Billy's purchase obligations, will enable us to fund the Bronco Billy's acquisition and will allow us to meet our long-term liquidity requirements, including funding our operations, capital expenditures and debt service requirements. If our sources of capital are inadequate to fund our long-term liquidity requirements, we will attempt to procure additional debt or equity financing. Management believes that, in the current capital markets and given the Company's positive trends, we will be able to refinance our debt on favorable terms. There is no certainty, however, that we will be successful in doing so, or that we will be able to successfully fund our pending acquisition of Bronco Billy's.

In March 2015, we received our federal income tax receivable of $3.1 million and we expect to receive an additional $759,000 in federal and state income tax refunds during the fourth quarter. Additionally, we expect to receive $1.4 million from our property tax settlement in Indiana and the remaining $250,000 from the Nambe Tribe during the fourth quarter. We expect to fund from our working capital a portion of the remaining construction costs for the Silver Slipper's new hotel, currently estimated at $0.9 million.

During the third quarter of 2015, we made a $2.5 million deposit on the pending acquisition of Bronco Billy's. On October 1, 2015, we made the scheduled quarterly principal payment of $1.5 million related to our First Term Loan and we re-borrowed $1 million from the Revolving Loan.

As discussed below, on August 5, 2015 but effective as of June 30, 2015, we amended certain covenants under our credit facilities to reflect the delayed opening of the hotel at Silver Slipper Casino and to extend the maturity date of the First Lien Credit Facility to October 1, 2016, among other items.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. In addition, there can be no assurance that the Grand Lodge Casino lease, which lease term ends in August 2018, will be extended beyond its current term or that the lessor will not exercise its purchase option.

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the nine months ended September 30, 2015 was $5.6 million compared to $6.5 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in working capital accounts such as receivables, prepaid expenses, and payables.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine months ended September 30, 2015 was $13.8 million, primarily $10 million for the construction of the hotel at Silver Slipper and the $2.5 million deposit related to the Bronco Billy's pending acquistion. Cash used in investing activities during the prior-year period was $6.6 million which primarily related to the construction of the hotel at Silver Slipper.

 Cash flows - financing activities. On a consolidated basis, cash provided by financing activities during the nine months ended September 30, 2015 was $6.5 million. We drew cash of $8.9 million for construction costs related to the hotel at Silver

Slipper, paid $1.5 million on the Revolving Loan, paid $0.6 million of principal for the Rising Star's capital lease obligation, and paid $0.3 million of capitalized loan fees. Cash provided by financing activities for the prior-year period was $1.1 million, which primarily included the borrowing of $2 million from the Revolving Loan and was partially offset by the principal paid on the Rising Star capital lease obligation.

Projects

Silver Slipper Hotel

In January 2015, we announced a design change to the hotel at Silver Slipper that replaced several standard rooms with nine luxury suites. This new configuration reduced the total room count to 129 rooms, including the nine new suites, from 142 standard hotel rooms. By providing suites for high-end customers, we believe we can enhance the customer experience and our profitability. In late May, we opened the first phase of the hotel, consisting of 72 rooms, and opened an additional 24 rooms in both June and July. The remaining nine suites were completed in September. The estimated cost of the hotel, inclusive of the design change, was approximately $20.5 million, including capitalized interest, which was within 5% of its budgeted cost.

The Company has a $10 million term loan under the First Lien Credit Facility specifically for the hotel construction, of which all had been drawn at September 30, 2015 and $569,000 of which remains in a trust account for an expected final construction payment during the fourth quarter. We continue to work on "punch list" items and resolving the final bills. We expect to fund the remaining approximately $1.4 million of projects costs from the construction trust account ($569,000) and from our working capital ($0.9 million).

After completion of the hotel, we anticipate that the capital expenditures during the remainder of 2015 will be less than the cash flows generated during that period from operations.

Bronco Billy's Pending Acquisition

On September 27, 2015, we entered into the Bronco Billy's Purchase Agreement to acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado for a purchase price of $30.0 million. The purchase price is subject to reduction to $28.5 million if Bronco Billy’s Adjusted EBITDA (as defined in the Bronco Billy's Purchase Agreement) for the applicable period is less than $4.7 million. In accordance with the Bronco Billy's Purchase Agreement, we made a non-refundable (except under certain conditions) deposit of $2.5 million which will be credited against the purchase price upon closing. The Bronco Billy's Purchase Agreement may be terminated by Pioneer Group if the closing has not taken place by January 15, 2016 (the “Outside Date”). Full House, however, may extend the Outside Date for up to four periods of 30 days each if necessary to obtain gaming approval and, for the fourth extension period, Full House increases its deposit by $100,000. In addition, Full House has the option to terminate the Bronco Billy's Purchase Agreement without penalty if Bronco Billy’s Adjusted EBITDA for the most recent twelve-month period prior to closing is less than $4.5 million. Based on results to date, management believes that Bronco Billy's Adjusted EBITDA for the applicable period is likely to be greater than $4.7 million. The Bronco Billy's Purchase Agreement was filed with the Securities and Exchange Commission on October 5, 2015.

We intend to finance the acquisition concurrent with the refinancing of our outstanding first and second lien debt. The Company expects to complete this refinancing and close on the Bronco Billy’s acquisition in late 2015 or early 2016, subject to receiving financing commitments, obtaining regulatory approvals and other customary closing conditions, including, without limitation, approvals from the Colorado gaming authorities. The transaction is not subject to a financing or due diligence condition, though the Company performed substantial due diligence prior to execution of the purchase agreement.

The summary of principal terms of the Bronco Billy's Purchase Agreement in this Quarterly Report on Form 10-Q is, in all cases, subject to the terms of the actual purchase agreement, copies of which are referenced as an Exhibit in Part II Item 6.

Indianapolis

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

The project is contingent, among other things, on being selected by the Indianapolis Airport Authority, on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that the Company is licensed to operate in Rising Sun, Indiana, and on obtaining financing for the proposed project. There is no certainty that the Company's proposal will be selected or that the proposed project will become a reality.

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
Credit Facilities

As of September 30, 2015, we had drawn all of the proceeds from the $10 million construction term loan under the First Lien Credit Facility. Approximately $569,000 of the construction loan remained in a trust account and will be used to fund a portion of the costs of the hotel addition to the Silver Slipper Casino and Hotel. The remaining construction costs will be funded from available working capital. Inclusive of the construction term loan, we had $47.5 million outstanding under the First Term Loan. We also had $0.5 million outstanding on our $5.0 million Revolving Loan as of September 30, 2015.

As discussed in "Note 9 - Long-term Debt", on August 5, 2015 and effective as of June 30, 2015, we entered into the Fifth Amendment to the First Lien Credit Facility and Amendment No. 4 to the Second Lien Credit Facility. These amendments included the following:

The First Lien 5th Amendment

•	Extended the maturity date to October 1, 2016;

•	Modified the definition of Adjusted EBITDA to allow the addition of up to $300,000 in preopening and development expenses related to the construction of the hotel at Silver Slipper Casino;

•	Modified the Fixed Charge Coverage Ratio to exclude up to $9,100,000 in non-financed Capital Expenditures incurred to construct the Silver Slipper hotel;

•	Modified certain other financial covenants; and

•	Adjusted the Total Leverage Ratio and First Lien Leverage Ratio covenants to accommodate the delayed opening of the Silver Slipper hotel.

The Second Lien 4th Amendment

•	Modified the definition of Adjusted EBITDA to allow the addition of up to $300,000 in preopening and development expenses related to the construction of the hotel at Silver Slipper Casino;

•	Modified the Fixed Charge Coverage Ratio to exclude up to $9,100,000 in non-financed Capital Expenditures incurred to construct the Silver Slipper hotel;

•	Modified certain other financial covenants;

•	Adjusted the Total Leverage Ratio and First Lien Leverage Ratio covenants to accommodate the delayed opening of the Silver Slipper hotel;

•
Created a variable interest rate through a pricing grid based on the Company’s Total Leverage Ratio. For a Total Leverage Ratio below 6.25 to 1.00, the interest rate can vary between a minimum of 13.25% to 14.25%. If the Company’s Total Leverage Ratio is at or above 6.25 to 1.00, the Company may, at its option, pay interest (i) solely in cash at the maximum rate of 14.75%, or (ii) partially in cash at 14.25% and “in kind” at 1% by capitalizing the interest and adding the capitalized interest to the principal of the Term Loans; and

•	Amended the prepayment premium to the following amounts:

◦	Prior to October 1, 2015, 2% of the aggregate principal amount prepaid;

◦	On or after October 1, 2015 and before January 1, 2016, 1% of the aggregate principal amount prepaid;

◦	On or after January 1, 2016, and before April 1, 2016, 0.50% of the aggregate principal amount prepaid; and

◦	On or after April 1, 2016, no prepayment premium applies.

We were in compliance with our covenants, as amended, as of September 30, 2015. There can be no assurances that we will remain in compliance with all covenants in all future periods or that, if there is a breach, lenders will waive such breach.

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

During the third quarter, we paid down $1.5 million on our Revolving Loan, leaving a balance of $0.5 million at September 30, 2015. On October 1, 2015, we re-borrowed $1 million under the Revolving Loan.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly. As of September 30, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum plus a 3.75% margin. In accordance with the terms of the First Lien Credit Facility, we maintain a prepaid interest rate cap for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%, which terminates on June 29, 2016.

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

The summary of principal terms of and the amendments to the First Lien Credit Facility and to the Second Lien Credit Facility in this Quarterly Report on Form 10-Q are, in all cases, subject to the terms of the actual credit agreements and amendments, copies of which are referenced as Exhibits (i) in Part IV to our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2015, (ii) in our Form 8-K filed with the Securities and Exchange Commission on June 4, 2015, and (iii) in our Form 8-K filed with the Securities and Exchange Commission on August 10, 2015.
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

•	access to capital and credit, including our ability to finance future business requirements and the Bronco Billy's acquisition;

•	our dependence on key personnel;

•	the availability of adequate levels of insurance;

•	changes in federal, state, and local laws and regulations, including environmental and gaming licenses or legislation and regulations;

•	ability to obtain and maintain gaming and other governmental licenses;

•	regulatory approvals;

•	impact of weather;

•	competitive environment, including increased competition in our target market areas;

•	increases in the effective rate of taxation at any of our properties or at the corporate level; and

•	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

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
Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and Part II, Item 1A "Risk Factors" section of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, except as follows:

The pending acquisition of Bronco Billy's may not be successful and we may not realize the anticipated benefits from this acquisition.

The pending acquisition pursuant to which the Company will acquire Bronco Billy's may not be completed for a variety of reasons, including but not limited to: conditions to the closing of the transaction may not be satisfied; the occurrence of an event, change or other circumstance that could give rise to the termination of the agreement; the ability to refinance our debt or raise additional funds with terms favorable to the Company; other risks to the consummation of the transaction, including the risk that the transaction will not receive necessary approvals from gaming regulatory authorities either within the expected time period or at all; the transaction may involve unexpected costs, liabilities or delays; and potential adverse reactions within our business, including relationships with our guests, employees and suppliers. If we do consummate the transaction, we will face certain challenges as we integrate Bronco Billy’s operational and administrative systems into our business. As a result, the realization of anticipated benefits may be delayed or substantially reduced. Events outside of our control, including changes in state and federal regulations and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition.

Item 6. Exhibits

10.1
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

10.2
Amendment No. 4 to Second Lien Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on August 10, 2015)

10.3+	Employment Agreement, dated as of July 21, 2015, by and among Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on July 23, 2015)
10.4
Purchase and Sale Agreement, dated as of September 27, 2015, between Pioneer Group, Inc. and FHR-Colorado LLC (Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K/A filed on October 5, 2015)

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

FULL HOUSE RESORTS, INC.

Date: November 12, 2015	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date; November 12, 2015	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)