Form 10-K
period 2015-12-31
FULL HOUSE RESORTS INC
filed 2016-03-30
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2015
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
(702) 221-7800
(Registrant’s Telephone Number, Including Area Code)
 Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.0001 per Share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)
 Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐      Non Accelerated Filer ☐      Smaller reporting company  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Registrant’s voting $0.0001 par value common stock held by non-affiliates of the Registrant, as of June 30, 2015, was: $31,678,891.  As of March 25, 2016, there were 18,969,396 shares of common stock, $0.0001 par value per share, outstanding.

 Documents Incorporated By Reference
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2016, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

FULL HOUSE RESORTS, INC.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:
•risks related to our present indebtedness and projected borrowings;
•our growth strategies, including potential acquisitions and investments;
•challenges regarding the successful integration of acquisitions;
•risks related to development and construction activities;
•changes in anticipated trends in the gaming industries;
•changes in patron demographics;

•
general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	availability of adequate levels of insurance;

•	changes in federal, state, and local gaming, taxation, and environmental laws, regulations and legislation, including obtaining and maintaining gaming and other licenses;

•	impact of weather;

•	competitive environment, including increased competition in our target market areas;

•	increases in the effective rate of taxation at any of our properties or at the corporate level; and

•	other risks, uncertainties and factors described from time to time in this and our other SEC filings and reports.

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

Item 1. Business.

Introduction

Formed as a Delaware corporation on January 5, 1987, Full House Resorts, Inc. ("Full House") owns, operates, develops, manages, and/or invests in casinos and related hospitality, entertainment and related facilities. References in this document to the “Company”, “we”, “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

The following table presents selected statistical and other information concerning our properties as of December 31, 2015:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino & Hotel (owned)	2012	Hancock County, MS (near New Orleans)	955	29	129(1)
Rising Star Casino Resort (owned)	2011	Rising Sun, IN (near Cincinnati)	944	25	294(2)
Stockman’s Casino (owned)	2007	Fallon, NV (one hour east of Reno)	235	4	—
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)	255	20	(3)

(1)	Silver Slipper Casino & Hotel opened its newly-constructed hotel in phases from May 2015 through September 2015.

(2)	Includes a 190-room hotel that we own and operate, and an adjacent 104-room hotel that we lease pursuant to a capital lease.

(3)
Under the Facilities Agreement with Hyatt Equities, L.L.C., we have the ability to provide rooms to our guests at the Hyatt Regency at Lake Tahoe upon mutually agreeable rates, as well as other amenities and services that cater to our guests and support our operations.

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Rising Star Casino Resort and Silver Slipper Casino & Hotel are currently distinct segments.  We previously managed certain casinos owned by Native American tribes and we also consider our fee-based casino development and management services as a segment, although none of our current casino properties are managed for others.

Our mission is to maximize shareholder value. We seek to increase revenues by providing our guests with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include local, value-oriented gaming customers who represent a high potential for repeat visits; generating customer satisfaction and loyalty with this segment is a critical component of our strategy. We also have drive-in tourist patrons that we can entice for repeat visits. We continuously focus on improving the operating margins of our existing properties through a combination of top-line revenue growth and careful expense management. We also assess growth and development opportunities, which can include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Play at our slot machines accounts for most of our revenues and income, but we also offer a wide range of table games. We set minimum and maximum betting limits for the properties based on market conditions, customer demand and other factors. Our gaming revenues are primarily derived from a broad base of guests that includes both high and low-stakes players.

All of our casino properties operate 24 hours each day, every day of the year. Our casino operations are managed by us.  We also manage the hotel and food and beverage operations at Silver Slipper, Rising Star and Stockman's. At the Grand Lodge Casino, Hyatt Regency manages the hotel and food and beverage operations.

2015 Highlights

Bronco Billy's Pending Acquisition

On September 27, 2015, through our wholly-owned subsidiary FHR-Colorado LLC, we entered into a definitive purchase and sale agreement to acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel (“Bronco Billy’s”) in Cripple Creek, Colorado for a purchase price of $30 million, subject to an adjustment for working capital. We intend to finance the acquisition concurrent with the refinancing of our outstanding first and second lien debt. On February 18, 2016, the Colorado Limited Gaming Control Commission approved us for the necessary licenses required for our pending acquisition of Bronco Billy’s. We expect to complete our refinancing and close on the pending acquisition in the second quarter of 2016, subject to obtaining the remaining required regulatory approvals and other customary closing conditions. The transaction is not subject to a financing or due diligence condition, though we performed substantial due diligence prior to execution of the purchase and sale agreement. The Company made a $2.5 million deposit which would be forfeited under most circumstances if the transaction is not consummated.

Silver Slipper Hotel Completion

In September 2015, we completed our 129-room hotel overlooking the waterfront at the Silver Slipper Casino & Hotel. The hotel opened in phases beginning in May 2015 and was fully completed in September 2015.

Grand Lodge Casino Lease Amendment

On November 25, 2015, we and Hyatt Equities, L.L.C. ("Hyatt") amended our lease through which we operate the Grand Lodge Casino at the Hyatt Regency Lake Tahoe Resort, Spa & Casino in Incline Village, Nevada ("Hyatt Regency") to extend our relationship and work together to refurbish and improve the casino facility. The amendment included (i) an agreement for Hyatt to renovate the casino up to a maximum cost of $3.5 million and for the Company to purchase up to $1.5 million of new gaming devices and equipment, and (ii) an increase in annual rents from $1.5 million to $1.75 million in 2017 and $2 million in 2018 and thereafter. The amendment also included, among other obligations, a five-year extension of the initial term of the lease to August 31, 2023. Hyatt has an option to purchase our leasehold interests and operating assets, subject to assumption of applicable liabilities, for their fair market value, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease) plus any positive working capital. Under the amendment, Hyatt agreed that it cannot exercise such extension prior to January 1, 2019. For the casino to continue in operation after such exercise, Hyatt or a replacement tenant would need to be licensed by the Nevada Gaming Commission.

 For further information on the above, see the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Board and Executive Transition

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

The Settlement Agreement, and later the Amended Settlement Agreement, resulted in, among other items, the increase of our board of directors from five to eight members and related appointments, the resignation of Andre M. Hilliou and Mark J. Miller as directors, the Shareholder Group's irrevocable withdrawal of its solicitation and agreement to certain customary standstill restrictions, a mutual release of claims between the Company and the Shareholder Group, and certain reimbursements.

On January 9, 2015, in conjunction with the amendment of our existing credit facilities, Messrs. Hilliou’s and Miller’s employment was terminated.  Mr. Hilliou had been the Company's Chief Executive Officer and Mr. Miller had been its Chief Operating Officer. Pursuant to the Separation Agreements, (i) all outstanding Company restricted stock held by Messrs. Hilliou and Miller (constituting 60,000 shares of common stock held by each) accelerated and vested in full as of their resignation and (ii) in connection with their terminations of employment, Messrs. Hilliou and Miller each received cash severance payments of $644,724 and $599,830, respectively, as well as other agreed upon company-paid benefits.

On November 28, 2014, we entered into an Employment Agreement with Mr. Lee (the “Employment Agreement”) pursuant to which Mr. Lee serves as our President and Chief Executive Officer. The Employment Agreement was effective as of November 28, 2014 and expires on November 30, 2018, unless earlier terminated.

 For further information see Note 9 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Operating Properties

Silver Slipper Casino & Hotel

On October 1, 2012, we acquired all of the outstanding membership interests in Silver Slipper Casino Venture, LLC (which owned the Silver Slipper Casino) for approximately $72.2 million, inclusive of net working capital, fees and expenses.  The Silver Slipper Casino & Hotel is situated on the far west end of the Mississippi Gulf Coast in Bay St. Louis, Mississippi, and has approximately 37,000 square feet of gaming space containing 955 slot machines, 29 table games and live keno. The property sits at the western end of an approximately eight-mile long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. During the third quarter of 2015, we completed the phased opening of our newly constructed 129-room hotel, which includes nine premium gaming customer suites. We lease approximately 38 acres, consisting of the seven-acre parcel on which the Silver Slipper Casino & Hotel is situated and approximately 31 acres of marshlands. We have the right to buy out the lease; such right can be exercised between February of 2019 and October 2027. Besides its casino and hotel, the property offers a fine dining restaurant, a buffet, a quick-service restaurant and two casino bars. Its customers are primarily from communities in southern Louisiana, including the New Orleans metropolitan area, and southwestern Mississippi.

Rising Star Casino Resort

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. We paid approximately $43 million for the property, including working capital, fees and re-branding costs to rename the property as the Rising Star Casino Resort.  The property is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. Rising Star offers approximately 40,000 square feet of casino space, including 944 slot and video poker machines and 25 table games. Under Indiana regulations, we are allowed to have significantly greater casino capacity than we operate today, but such capacity is not needed at Rising Star for the current market demands. The Company has been exploring the possibility of relocating such excess capacity to another location within the state. This would require legislative approval and there is no certainty that such approval would be received. Rising Star also offers a contiguous 190-room hotel, a leased 104-room hotel, five dining outlets and an 18-hole Scottish links golf course.

Gaming Entertainment (Indiana) LLC leases the 104-room hotel pursuant to a capital lease agreement which expires in 2027. At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At December 31, 2015, such price would have been approximately $6.2 million plus closing costs. Upon expiration of the lease term, if we have not yet exercised our option to purchase the hotel, either (i) the Landlord has the right to sell the hotel to us, or (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.  The lease is not guaranteed by our parent company and the interest rates embedded in the lease are lower than the interest rates of our other debt. Therefore, management expects to continue the lease to its maturity and anticipates owning the hotel thereafter.

Northern Nevada Casino Operations

Stockman’s Casino

We acquired Stockman’s Casino in Fallon, Nevada on January 31, 2007, for approximately $27 million, including fees and working capital.  In 2008, we sold a Holiday Inn Express that was part of the original acquisition for $7.2 million. Stockman’s Casino is located approximately one hour from Reno, Nevada and includes approximately 8,400 square feet of gaming space and 235 slot machines, 4 table games and keno. The facility has a bar, a fine dining restaurant and a coffee shop. Stockman's primarily serves the local market of Fallon and surrounding areas.

Grand Lodge Casino

On June 28, 2011, we entered into a lease with Hyatt Equities L.L.C. to operate the Grand Lodge Casino at the Hyatt Regency, and entered into an agreement with HCC Corporation to acquire the operating assets and certain liabilities related to the Grand Lodge Casino for approximately $1.4 million, including operating cash and working capital. The Grand Lodge Casino is located within Hyatt Regency in Incline Village, Nevada on the north shore of Lake Tahoe. It includes approximately 18,900 square feet of casino space featuring 255 slot machines and 20 table games, including a poker room.  The Hyatt Regency is one of two AAA Four Diamond hotels in the Lake Tahoe area, and is one of only three AAA Four Diamond hotels in northern Nevada. Its customers consist of both locals and tourists visiting the Lake Tahoe area.

The lease is secured by the Company’s interests under the lease and property, as defined, and is subordinate to the liens in the First and Second Lien Credit Facilities (defined below).  The lease was recently amended and is due to expire on August 31, 2023 and includes an option for the lessor to purchase the leasehold interest and the operating assets at the Grand Lodge Casino, subject to assumption of applicable liabilities, after January 1, 2019.  The lease has an option, subject to mutual agreement, to renew for an additional five-year term.

Recent Prior Projects

Buffalo Thunder Casino and Resort

From September 2011 to September 2014, we advised the Pueblo of Pojoaque on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities. In aggregate, these gaming facilities included approximately 1,200 slot machines, 18 table games (including poker) and a simulcast area.

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

Terminated Transactions and Agreements

On March 21, 2014, we entered into an agreement with The Majestic Star Casino LLC ("Majestic Star") to acquire all of the outstanding membership interests of Majestic Mississippi, LLC (“Majestic Mississippi”), which operates a casino located in Tunica, Mississippi commonly known as the Fitz Tunica Casino & Hotel.  On June 23, 2014, the agreement was terminated and on August 21, 2014, we settled all disputes related to this unconsummated matter by forfeiting $1.7 million in deposits. We also incurred additional acquisition related fees for this transaction including $0.6 million of aborted registration costs associated with the attempted financing of the purchase.

On February 26, 2014, we entered into an exclusivity agreement with Keeneland Association, Inc. (“Keeneland”) to own, manage, and operate instant racing and, if authorized, traditional casino gaming at racetracks in Kentucky, subject to completion of definitive documents for each opportunity. On November 17, 2014, both parties agreed to terminate all agreements between us. The Company was reimbursed $0.2 million of costs incurred in connection with the matter.

For further information, see Note 10 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

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

Nevada Regulatory Matters

In order to acquire, own or lease Stockman’s Casino, the Grand Lodge Casino or any other gaming operation in Nevada, we are subject to the Nevada Gaming Control Act and to the licensing and regulatory control of the Nevada Gaming Control Board, the Nevada Gaming Commission, and various local, city and county regulatory agencies.

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based upon declarations of public policy which are concerned with, among other things:

•
the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	establishment and application of responsible accounting practices and procedures;

•	maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues;

•	recordkeeping and reporting to the Nevada gaming authorities;

•	fair operation of games; and

•	the raising of revenues through taxation and licensing fees.
In May 2006, we applied for registration with the Nevada Gaming Commission as a publicly traded corporation, which was granted on January 25, 2007. The registration is not transferable and requires periodic payment of fees. The Nevada gaming authorities may limit, condition, suspend or revoke a license, registration, approval or finding of suitability for any cause deemed reasonable by the licensing agency. If a Nevada gaming authority determines that we violated gaming laws, then the approvals and licenses we hold could be limited, conditioned, suspended or revoked, and we, and the individuals involved, could be subject to substantial fines for each separate violation of the gaming laws at the discretion of the Nevada Gaming Commission. Each type of gaming device, slot game, slot game operating system, table game or associated equipment manufactured, distributed, leased, licensed or sold in Nevada must first be approved by the Nevada Gaming Control Board and, in some cases, the Nevada Gaming Commission. We must regularly submit detailed financial and operating reports to the Nevada Gaming Control Board. Certain loans, leases, sales of securities and similar financing transactions must also be reported to or approved by the Nevada Gaming Commission.

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

The Nevada Gaming Commission may also require anyone having a material relationship or involvement with us to be found suitable or licensed, in which case those persons are required to pay the costs and fees of the Nevada Gaming Control Board in connection with the investigation. Any person who acquires more than 5% of any class of our voting securities must report the acquisition to the Nevada Gaming Commission; any person who becomes a beneficial owner of 10% or more of our voting securities is required to apply for a finding of suitability. Under certain circumstances, an “institutional investor,” as such term is defined in the regulations of the Nevada Gaming Commission, which acquires more than 10%, but not more than 25% of our voting securities, may apply to the Nevada Gaming Commission for a waiver of such finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. Additionally, an institutional investor may beneficially own more than 25%, but not more than 29%, of the voting securities if the ownership percentage results from a stock repurchase program. These institutional investors may not acquire any additional shares. An institutional investor will be deemed to hold voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of our board of directors, any change in our corporate charter, by-laws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding our voting securities for investment purposes only.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a gross misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon our voting securities;

•	allow that person to exercise, either directly or indirectly. any voting right conferred through securities held by that person, or;

•	give remuneration in any form to that person.

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

The Nevada Gaming Commission may also, in its discretion, require any other holders of our debt or equity securities to file applications, be investigated and be found suitable to own the debt or equity securities. The applicant security holder is required to pay all costs of such investigation. If the Nevada Gaming Commission determines that a person is unsuitable to own such security, then pursuant to the regulations of the Nevada Gaming Commission, we may be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Gaming Commission, we:

•	pay to the unsuitable person any dividends, interest or any distribution whatsoever;

•	recognize any voting right by such unsuitable person in connection with such securities;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion exchange, liquidation or similar transaction.
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

As a licensee or registrant, we may not make certain public offerings of our securities without the prior approval of the Nevada Gaming Commission.  Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.  We have received a waiver of the prior approval requirement with respect to public offerings of securities subject to certain conditions.  Also, changes in control through merger, consolidation, acquisition of assets, management or consulting agreements or any form of takeover cannot occur without prior investigation by the Nevada Gaming Control Board and approval by the Nevada Gaming Commission.

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

In May 2006, we adopted a compliance plan, which has been amended from time to time, and appointed a compliance committee in accordance with Nevada Gaming Commission requirements.  It currently consists of the following Company directors: Kenneth R. Adams (Chair and Independent Director), Carl G. Braunlich (Independent Director), Kathleen Marshall (Independent Director), W.H. Baird Garrett (Independent Director) and Daniel R. Lee.  Our compliance committee meets quarterly and is responsible for implementing and monitoring our compliance with Nevada regulatory matters, as well as other jurisdictions in which we operate. This committee will also review information and reports regarding the suitability of potential key employees or other parties who may be involved in material transactions or relationships with us.

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

Pursuant to the Indiana Riverboat Gaming Act, as amended (the “Indiana Act”), the IGC is authorized to award up to 11 gaming licenses to operate riverboat casinos in the State of Indiana, including five to counties contiguous to Lake Michigan in northern Indiana, five to counties contiguous to the Ohio River in southern Indiana and one to a county contiguous to Patoka Lake in southern Indiana, which was subsequently relocated to French Lick, Indiana. In April 2007, the Indiana General Assembly enacted legislation that authorized the holders of two pari-mutuel racing permits located in Anderson and Shelbyville, Indiana to obtain gambling game licenses and install up to 2,000 slot machines at each facility (“racinos”). The IGC granted each horse track a five-year gaming license authorizing the use of such slot machines.  Installation of slot machines beyond the statutorily authorized number is allowed with further approval by the IGC. The slot operations at the racetracks opened in June of 2008. There is no similar cap on the number of gaming positions under each riverboat license, although the installation of additional tables and slots generally requires IGC approval. Historically, the IGC has generally permitted increases in gaming capacity, provided its concerns as to security and surveillance coverage are accommodated.  In November 2011, the IGC authorized Indiana Grand, located in Shelbyville, to install an additional 200 slot machines at its facility. In November 2012, the IGC authorized Hoosier Park, in Anderson, Indiana, to install an additional 200 slot machines at its facility. In 2015, the Indiana legislature passed legislation to allow table games at racetracks (which are now limited to slot machines) beginning in 2020.

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

In 2009, the Indiana General Assembly enacted legislation requiring all casino operators to submit for approval by the IGC a written power of attorney identifying a person who would serve as a trustee to temporarily operate the casino in certain rare circumstances, such as the revocation or non-renewal of any owner’s license; the denial of an owner’s license to a proposed transferee and the person attempting to sell the riverboat is unable or unwilling to retain ownership or control; or a licensed owner agrees in writing to relinquish control of the riverboat. The IGC has developed a model power of attorney granting the trustee broad and exclusive authority to exercise and perform those acts and powers concerning real and personal property transactions, litigation, insurance, employees and making transactions.  The power of attorney, which each licensee is required to execute, also authorizes the trustee, on behalf of the licensee, to commence, manage, and consent to relief in a case involving the licensee under bankruptcy code without the consent of the licensee.  A riverboat’s owner has 180 days after the date that the resolution is adopted to sell the riverboat and its related properties to a suitable owner who is approved by the IGC.  If the owner is unable to sell the property within the timeframe, the trustee may take any action necessary to sell the property to a person who meets the requirements for licensure under the Indiana Act.  During the time period that the trustee is operating the casino operations, the trustee has exclusive and broad authority over the casino gambling operations.  The IGC most recently approved Gaming Entertainment (Indiana) LLC’s power of attorney renewal on September 17, 2015.

The IGC has promulgated a rule mandating that licensees maintain a cash reserve.  The cash reserve is to be equal to a licensee’s average payout for a three-day period based on the riverboat’s performance during the prior calendar quarter. The cash reserve can consist of cash on hand, cash maintained in Indiana bank accounts and cash equivalents not otherwise committed or obligated. The IGC has also promulgated a rule that prohibits distributions, excluding distributions for the payment of state or federal taxes, by a licensee to its partners, shareholders, itself or any affiliated entity if the distribution would impair the financial viability of the riverboat gaming operation.

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

Pursuant to a 2013 amendment to the graduated wagering tax law, riverboat licensees that received Adjusted Gross Receipts (“AGR”) under $75 million are subject to a graduated wagering tax with a starting tax rate of 5% for the first $25 million of AGR and a top rate of 40% for AGR in excess of $600 million. “AGR” is the total of all cash and property received from gaming less cash paid out as winnings and uncollectible gaming receivables (not to exceed 2%).

The 2013 legislation also permits riverboats and racinos to deduct amounts attributable to qualified wagering incentives from AGR.  Qualified wagering incentives refers to wagers made by patrons using non-cash vouchers, coupons, electronic credits or electronic promotions offered by the licensee and are commonly referred to as “free play”.  For the state fiscal years ending after June 30, 2013, and before July 1, 2016, the maximum amount of permitted deduction is $5 million.

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

A licensee may enter into debt transactions of $1 million or greater only with the prior approval of the IGC. Such approval is subject to compliance with requisite procedures and a showing that each person with whom the licensee enters into a debt transaction would be suitable for licensure under the Indiana Act. Unless waived, approval of debt transactions requires consideration by the IGC at two business meetings. The IGC, by resolution, has authorized its executive director, subject to subsequent ratification by the IGC, to approve debt transactions after a review of the transaction documents and consultation with the IGC’s Chairman and the IGC’s financial consultant.

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

Mississippi Regulatory Matters

In order to acquire, own and operate Silver Slipper Casino & Hotel or any other gaming operation in Mississippi, we are subject to the Mississippi Gaming Control Act (“Mississippi Act”) and to the licensing and regulatory control of the Mississippi Gaming Commission (“MGC”), the Mississippi Department of Revenue and various local, city and county regulatory agencies.

The laws, regulations and supervisory procedures of the Mississippi gaming authorities are based upon declarations of public policy which are concerned with, among other things:

•
the character of persons having any direct or indirect involvement with gaming to prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and application of responsible accounting practices and procedures;

•
maintenance of effective control over the financial practices and financial stability of licensees, including procedures for internal controls and the safeguarding of assets and revenues, including recordkeeping and requiring the filing of periodic reports to the MGC;

•	the prevention of cheating and fraudulent practices;

•	providing a source of state and local revenues through taxation and licensing fees; and

•	ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.
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

There are no limitations on the number of gaming licenses that may be granted. Further, the Mississippi Act provides for 24-hour gaming operations and does not limit the maximum bet or loss per patron or the percentage of space that may be utilized for gaming. Gaming licenses are issued for a three-year period, are not transferable, and must be renewed periodically thereafter. There is no assurance that a new license can be obtained at the end of each three-year period of a license.  Moreover, the MGC may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license.  Silver Slipper Casino & Hotel was most recently granted a renewal of its license by the MGC on June 18, 2015, effective July 20, 2015. The license expires on July 19, 2018.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the MGC may be found unsuitable based solely on such failure or refusal. The same restrictions apply to a record owner if the record owner, when requested, fails to identify the beneficial owner. Any security holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the MGC may be guilty of a misdemeanor. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

•	pay that person any dividend or interest upon our voting securities;

•	recognize the exercise, directly or indirectly of any voting right conferred through securities held by that person;

•	pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

•	fail to pursue all lawful efforts to require the unsuitable person to divest himself of the securities including, if necessary, the immediate purchase of the securities for cash at fair market value.
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

License, fees and taxes are payable to the State of Mississippi, the MGC, and the county and city in which our Mississippi subsidiary, Silver Slipper Casino Venture LLC’s gaming operations are conducted. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Gaming fees and tax calculations are generally based upon (1) a percentage of the gross gaming revenues received by the subsidiary operation; (2) the number of gaming devices operated by the casino; or (3) the number of table games operated by the casino. The license fee payable to the State of Mississippi is based upon gross revenue (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per calendar month, 6% of gross revenue in excess of $50,000 but less than $134,000 per calendar month, and 8% of gross revenue in excess of $134,000 per calendar month.  The Gaming Commission imposes a flat annual fee on each casino operator licensee, covering all investigative fees for that year associated with an operator licensee, any entity registered as a holding company or publicly traded corporation of that licensee, and any person required to be found suitable in connection with that licensee or any holding company or publicly-traded corporation of that licensee.  The annual fee is based on the average number of gaming devices operated by the licensee during a twelve-month period, as reported to the MGC.  The investigative fee is $325,000 for licensees with 1,500 or more gaming devices, $250,000 for licensees with 1,000 to 1,499 gaming devices, and $150,000 for licensees with less than 1,000 gaming devices.  The fee is payable in four equal quarterly installments.  During the twelve months ended December 31, 2015, the Silver Slipper Casino & Hotel operated an average of 955 gaming devices.

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

In November 2004, Silver Slipper Casino Venture, LLC entered into a thirty-year public trust tidelands lease agreement with the State of Mississippi for certain marsh lands. Prior to Hurricane Katrina, all Gulf Coast casinos had similar tidelands leases with the State of Mississippi, generally for the lease of water bottoms under each casino when the casinos were required to be floating. Subsequent to Hurricane Katrina, the law changed to allow casinos to be built on land no further than 800 feet from the approved gaming site. Therefore, the tidelands lease expired and the Gulf Coast casinos hold “In Lieu” agreements with the State of Mississippi. The “In Lieu” agreements are in the form of a property tax assessment with the State of Mississippi, and the properties are taxed similarly to their tidelands leases as long as they occupy the land and continue gaming operations.  Payments under our “In Lieu” agreement are currently approximately $473,000 per year and are subject to annual review and adjustment including consumer price index factors.

Colorado Regulatory Matters

On February 18, 2016, the Colorado Limited Gaming Control Commission approved us for the necessary licenses required for our pending acquisition of Bronco Billy's. We expect to complete our refinancing and close on the pending acquisition in the second quarter of 2016, subject to obtaining the remaining required regulatory approvals and other customary closing conditions. Assuming the transaction closes as expected, in future years we will provide a summary of relevant Colorado regulatory matters.

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

Competition

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, riverboat and dockside gaming, casino gaming on tribal land, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing, dog racing and jai alai, sports bookmaking, card rooms, and casinos at racetracks.  Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Silver Slipper Casino & Hotel, Rising Star Casino Resort, Stockman’s Casino and Grand Lodge Casino, as well as other casinos that we may develop or acquire, compete with all these forms of gaming.  We also will compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to their feeder markets at an advantage; product quality, both in terms of the quality of the facilities and customer service; breadth of offerings, including the selection of casino games and other non-gaming amenities (such as a hotel) offered at the facility; and marketing, often the amount and frequency of promotions offered to guests.

Silver Slipper Casino & Hotel

Silver Slipper Casino & Hotel is the western-most casino on the Mississippi Gulf Coast. It is the closest casino to most of St. Tammany Parish, one of the most affluent and fast-growing parishes in Louisiana. Louisiana law permits fifteen riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops. The legislation permitting riverboat and truck stop casinos requires a local referendum and, at the time such legislation occurred, the legalization was rejected by St. Tammany Parish voters. At this time, all licenses for riverboat casinos in Louisiana have been granted and are in operation. Mississippi, which has lower gaming tax rates than Louisiana, does not have a limitation on the number of casino licenses, but requires casinos in certain southern counties to be within 800 feet of the shoreline.

Silver Slipper competes with larger casinos located nearby in Bay St. Louis, Mississippi. It also competes with casinos in Gulfport and Biloxi, Mississippi and with casinos in New Orleans and Baton Rouge, Louisiana. Gulfport and Biloxi are 45 minutes and one hour east, respectively, of the Silver Slipper along Interstate 10. New Orleans and Baton Rouge are one and two hours, respectively, west of Silver Slipper.

Rising Star Casino Resort

The Rising Star Casino Resort in Rising Sun, Indiana is one of three riverboat casinos located on the Ohio River in southeastern Indiana, approximately one hour from Cincinnati, Ohio and within two hours of Indianapolis, Indiana and Louisville and Lexington, Kentucky. Its closest competitors are each approximately 15 miles away near bridges crossing the Ohio River. Rising Star also competes with casinos in Ohio, including Belterra Park, which opened in downtown Cincinnati in 2014, a casino-resort in French Lick, Indiana, and two racetrack casinos near Indianapolis, Indiana.

A Kentucky Supreme Court decision in 2014 may permit a horse racing track in northern Kentucky to install slot machine-like devices. The Indiana legislature also passed legislation in 2015 to allow table games at racetracks (which are now limited to slot machines) beginning in 2020. We recently acquired land in Kentucky and are seeking permission to operate a car ferry service so customers residing in Kentucky do not have to travel additional distance and pass other casinos en route to Rising Star.

Stockman’s Casino

Stockman’s Casino is located in Fallon, Nevada on Highway 50, approximately 60 miles east of Reno, Nevada, and is the largest of several casinos in Churchill County.  The county’s population is approximately 25,000. A nearby source of additional customers is Naval Air Station Fallon, the United States Navy's premier air-to-air and air-to-ground training facility and home of the "Top Gun" school. While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations. Furthermore, if the naval air base closed, it would likely have an adverse effect on our financial condition and results of operations. However, the base is currently in the midst of a significant expansion.

Grand Lodge Casino

Grand Lodge Casino is one of four casinos located within a five-mile radius in the North Lake Tahoe area.   A fifth casino is scheduled to re-open during 2016, although such opening date has been postponed several times.

Grand Lodge Casino also competes with casinos in nearby South Lake Tahoe and Reno.  There are also numerous Native American casinos in California serving the Northern California market.

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal "Christmas Casino" event at the Rising Star Casino Resort. We advertise through various channels, including radio, television, internet, billboards, newspapers and magazines, direct mail, email and social media.  We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals.  Our customer loyalty programs include the Silver Slipper Casino Players Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays.

Our properties do not have coordinated loyalty programs. We do not currently believe that it would be economically advantageous given the disparate locations of our properties. Instead, our loyalty programs focus on providing each casino's customers the amenities they most prefer.

Employees

As of March 25, 2016, we had fourteen full-time corporate employees, three of whom are executive officers and two additional senior management employees. Our casino properties had 1,047 full-time and 295 part-time employees as follows:

	Full-time	Part-time
Silver Slipper Casino & Hotel	441	93
Rising Star Casino Resort	421	147
Grand Lodge Casino	99	45
Stockman’s Casino	86	10

We believe that our relationship with our employees is excellent. None of our employees, nor those of our principal competitors, are currently represented by labor unions.

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

Our present indebtedness, projected future borrowings, possible fluctuating interest rates, and required repayment schedule could adversely affect our financial health; future cash flows may not be sufficient to satisfy our obligations when due, and we may have difficulty obtaining additional financing or refinancing.

As of December 31, 2015, we had indebtedness of $68 million, including $48 million of variable interest first lien debt and $20 million of second lien debt with an interest rate that can range from 13.25% to 15.25%.  Our first lien debt matures in April 2017, and includes monthly interest payments plus quarterly principal payments of $1.5 million. Our second lien debt also matures in April 2017 and includes monthly interest payments.

There can be no assurance that we will be successful in refinancing our debt or that we will be able to generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•
requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund other working capital, capital expenditures and general corporate requirements;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•
causing us to incur higher interest expense, either in the event of increases in interest rates on our borrowings that have variable interest rates, or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, the non-compliance with which could result in an event of default.
If we fail to refinance our debt or extend our current loan maturities at least one year prior to their maturities, it becomes a current liability.  Having a large current liability may cause our auditors to express substantial doubt as to the Company's ability to continue as a “going concern”. There can be no assurance that our business will generate sufficient cash flow from operations, that our anticipated growth in operations will be realized, or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness, to complete our pending acquisition of Bronco Billy's, or to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.
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

The pending acquisition of Bronco Billy's remains subject to closing risks and integration risks should it be completed.

The pending acquisition pursuant to which the Company will acquire Bronco Billy's may not be completed for a variety of reasons, and could result in the loss of our $2.5 million purchase deposit. Such reasons include, but are not limited to: the ability to refinance our debt or raise additional funds with terms that are commercially reasonable; conditions to the closing of the transaction may not be satisfied; the occurrence of an event, change or other circumstance that could give rise to the termination of the agreement; other risks to the consummation of the transaction, including the risk that the transaction will not receive necessary approvals from the remaining gaming regulatory authorities either within the permitted time period or at all; and the transaction may involve unexpected costs, liabilities or delays.

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

Our credit facilities impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt obligations include, among other obligations, limitations on our and our subsidiaries’ ability to:

•	incur additional debt;

•	make payments on subordinated obligations;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	grant liens on our property to secure debt;

•	sell assets or enter into mergers or consolidations;

•	sell equity interest in our subsidiaries;

•	make capital expenditures;

•	amend or modify our subordinate indebtedness without obtaining consent from the holders of our senior indebtedness.
Our credit facilities impose various customary affirmative covenants on us and our restricted subsidiaries, including, among others, reporting covenants, covenants to maintain insurance, compliance with laws, maintenance of properties and other covenants customary in financings of this type. In addition, our credit facilities require that we comply with various restrictive maintenance financial covenants, including a maximum total leverage ratio and maximum first lien leverage ratio (a ratio of debt to LTM Adjusted EBITDA, as defined in our credit facilities), and a fixed charge coverage ratio.
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

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and expansion efforts, will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

There can be no assurance that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures, and to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws to undertake certain financing transactions require approval of gaming regulatory authorities. Some requirements may prevent or delay us from obtaining necessary capital.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents and working capital, as well as future cash from operations and availability under the revolving term loan, will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. If we are unable to obtain financing on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

•	restrict our ability to capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

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

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, racetrack casinos, video lottery, poker machines not located in casinos, Native American gaming, social gaming and other forms of gaming. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey, and Delaware have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and results of operations.

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, athletic events, television and movies, concerts, and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions that border our operational locations, such as Ohio, have recently legalized and implemented gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us. Gaming competition is intense in most of the markets where we operate. As competing properties and new markets are opened, our operating results may be negatively impacted. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions.  We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in “Item 1. Business – Competition”.

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

Compliance with other laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, employment, construction and land-use laws, and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain federal, state and other regulations.

We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally. The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the Internal Revenue Service (“IRS”).  This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements.  Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation.  In recent years, the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry. Recent public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income.  This could impact our ability to attract and retain casino guests.

Our riverboat at Rising Star must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify our casino riverboat for safety, stability and single compartment flooding integrity. All of our casinos also must meet local fire safety standards. We would incur additional costs, if any, if our gaming facilities were not in compliance with one or more of these regulations.

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

We derive a significant amount of our revenues and operating income from our properties located in Mississippi, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Because we derive a significant amount of revenues and operating income from properties concentrated in three states, we are subject to greater risks from regional conditions than a gaming company with operating properties in several different geographies. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

•	regional economic conditions;

•	regional competitive conditions, including legalization or expansion of gaming in Mississippi, Indiana, Nevada, or in neighboring states;

•	allowance of new types of gaming, such as the introduction of live table games at Indiana racinos;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions; and,

•	increase in our vulnerability to economic downturns and competitive pressures in the markets in which we operate.

Some of our casinos are located on leased property. If lessor buyout rights are exercised or if we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land at our Silver Slipper Casino & Hotel in Mississippi, and one of the two hotels at our Rising Star Casino Resort in Indiana.  We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that are less than fair market value or that are financially unfavorable to us.  Since we do not completely control the land, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our credit facilities.

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

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects also entail significant risks, including:

•	shortage of materials;

•	shortage of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increase or delays in completing the project;

•	delays in obtaining or inability to obtain or maintain necessary license or permits;

•	changes to plans or specifications;

•	performance by contractors and subcontractors;

•	disputes with contractors;

•	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

•
requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and

•
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

We can provide no assurance that we will be successful in the "request for proposal" process, which is a competitive bidding process that involves unique risks.

On August 10, 2015, we responded to a "Request for Proposal" (RFP) by the Indianapolis Airport Authority with a proposal for a $650 million lifestyle complex, anchored by a modest-size casino, known as "American Place". The RFP process typically involves intense competition and presents a number of risks that may not typically be present, including the need to devote substantial time and attention of management and key employees to the preparation of a proposal that may not be accepted. In addition, the RFP may attract competitors with more experience in developing large commercial projects or that are better capitalized or possess other advantages that may be compelling to the Indianapolis Airport Authority. The Indianapolis Airport Authority invited oral presentations from the different applicants in September 2015. The Indianapolis Airport Authority may select a proposal other than the proposal submitted by us or no proposal at all. We are aware of at least one other proposal which includes a sports medical complex and a 20,000-seat sports stadium. In March 2016, the Airport Authority indicated that it was canceling the RFP process, but intends to continue to seek development of the site in a manner that would be beneficial to Indianapolis and the state of Indiana. Even if selected, we may not be able to obtain the financing, partners or regulatory and legislative approvals necessary for this proposed project. There can be no assurances regarding our business prospects with respect to this opportunity. There is no certainty that our proposal will be selected or that the proposed project will become a reality.

The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

Our properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment.  We may also need to make capital expenditures at our casino properties to comply with our debt covenants and applicable laws and regulations.

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

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In 2014, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance. Additionally, we believe historically low snow levels in early 2015 in the Lake Tahoe region adversely affected visitation and financial performance at the Grand Lodge Casino. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, tornados, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Mississippi property is located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region and damaged a casino that previously existed at our Mississippi site.  Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River.

Catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. There also can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be materially adversely affected.

We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.

Although we maintain insurance that our management believes is customary and appropriate for our business, there can be no assurance that insurance will be available at reasonable costs in any given year or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or under-insured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property, and reduce the funds available for payments of our obligations.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Mississippi. Others have significantly limited the amount of coverage they will write in these markets and increased the premiums charged for this coverage. In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

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

We may face risks related to our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.

Our growth may be fueled, in part, by the acquisition of existing gaming and development properties. In addition to standard closing conditions, our material transactions, including but not limited to acquisitions, are often conditioned on the receipt of regulatory approvals and other hurdles that create uncertainty and could increase costs. Such delays could significantly reduce the benefits to us of such transactions and could have a material adverse effect on our business, financial condition and results of operations.

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

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•	changes in federal, state or local tax or regulations, including state gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;

•
aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;

•
as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and service we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

•	availability and costs associated with insurance;

•	increase in costs of labor;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure; and

•	our properties use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

We may experience an impairment of our goodwill, which could adversely affect our financial condition and results of operations.

We have recognized a substantial amount of goodwill in connection with the purchase of our owned properties. We test goodwill for impairment annually or more frequently if events or circumstances indicate that the carrying value may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill since the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. However, actual results may differ from those projections. Further, we may need to recognize an impairment of some or all of the goodwill recognized. While such impairment charges do not immediately affect cash flows from operations, they could adversely affect our financial condition and results of operations.

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

A majority of our revenues are attributable to slot machines and related systems operated by us at our gaming facilities. It is important, for competitive reasons, that we offer popular and up-to-date slot machine games to our customers.

A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by only a few companies, and there has been recent consolidation activity within the gaming equipment sector.

In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements. Participation slot machine leasing arrangements typically often require the payment of a fixed daily rental or a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long term than the cost to purchase a new machine.

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

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:
•actual or anticipated variations in our quarterly results of operations;

•	change in market valuations of companies in our industry;

•	change in expectations of future financial performance;

•	regulatory changes;
•fluctuations in stock market prices and volumes;
•issuance of common stock market prices and volumes;
•the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

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

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The following describes our principal real estate properties.  All properties listed below and substantially all other assets secure our indebtedness in connection with our First Lien Credit Agreement with Capital One Bank, N.A. (“First Lien Credit Facility”) and our Second Lien Credit Agreement with ABC Funding, LLC (“Second Lien Credit Facility”), as discussed in Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Silver Slipper Casino & Hotel
We own the facilities and related improvements at the Silver Slipper Casino & Hotel located near Bay St. Louis, Mississippi. The property offers a casino with approximately 37,000 square feet, a surface parking lot, an 800-space parking garage and a newly constructed 129-room hotel including nine suites. The property and hotel are located on 38 acres of land, including 31 acres of protected marshlands, that we lease pursuant to a Land Lease with Option to Purchase, as amended, which expires on April 30, 2058. The purchase option can be exercised from February 2019 through October 2027.  We also lease approximately five acres of land occupied by the Silver Slipper Casino & Hotel gaming office and warehouse space, as well as a small parcel of land with a building.

Rising Star Casino Resort
We own the Rising Star Casino Resort in Rising Sun, Indiana on the Ohio River.  The property consists of a dockside riverboat with approximately 40,000 square feet of gaming space, a land-based pavilion with approximately 30,000 square feet of meeting and convention space, a 190-room hotel, surface parking and an 18-hole golf course on approximately 311 acres.  In addition, a third party constructed a 104-room hotel operated by us that opened in 2013 on property adjacent to Rising Star Casino Resort, bringing total room capacity to 294.  Through our Indiana subsidiary, we lease this 104-room hotel pursuant to a capital lease that includes an option to purchase the hotel during the term of the lease at a pre-set price or at the end of the term for $1 plus closing costs. Upon expiration of the term of the lease, if we have not exercised our option to purchase the hotel, the Landlord shall have the right and option to sell us the hotel for $1 plus closing costs.  On March 16, 2016, we made amendments to the hotel lease that: (i) extend the initial term of the hotel lease by four years to October 1, 2027, (ii) reduce the monthly rent, and (iii) require us to invest $1 million of capital improvements into Rising Star Casino Resort. We intend to invest in a new restaurant concept on the riverboat casino, renovate its existing steakhouse, and implement a ferry boat service to Kentucky.
See Notes 7 and 15 to the consolidated financial statements set forth in “Item 8.  Financial Statements and Supplementary Data”.

Stockman’s Casino
Included as part of our Northern Nevada segment, we own Stockman’s Casino located on approximately five acres in Fallon, Nevada. Stockman’s Casino includes approximately 8,400 square feet of gaming space, a fine dining restaurant, a coffee shop and adjacent surface parking.

Grand Lodge Casino

Included as part of our Northern Nevada segment, the Grand Lodge Casino has 18,900 square feet of gaming space and is integrated into the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe.  We operate the Grand Lodge Casino pursuant to a lease expiring on August 31, 2023 and own the personal property, including slot machines.  The lease is secured by the Company’s interests under the lease and is subordinate to the liens in the First and Second Lien Credit Facilities.  Beginning on January 1, 2019, the Lessor has an option to purchase the leasehold interest and the operating assets of the Grand Lodge Casino. The option purchase price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s EBITDA for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property (including slot machines).

Additionally, we entered into an agreement with the Lessor to rent a villa, which includes four rooms, for use by our designated casino guests. The agreement commences on June 1, 2016, includes a six month termination clause by either party, and matures on August 31, 2023, or earlier as defined.

Other
We lease 5,942 square feet of office space in Las Vegas, Nevada pursuant to an amended lease agreement which expires on May 31, 2018.  We own 1.29 acres of vacant land and a single family residence located in Burlington, Kentucky, both of which were purchased to facilitate a potential ferry boat service between Rising Star and Kentucky.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Capital Market under the symbol “FLL.”  The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock.

	High	Low
Year Ended December 31, 2015
First Quarter	$1.60	$1.10
Second Quarter	1.79	1.42
Third Quarter	1.79	1.18
Fourth Quarter	1.75	1.31
Year Ended December 31, 2014
First Quarter	$2.79	$1.92
Second Quarter	2.23	1.18
Third Quarter	1.59	0.87
Fourth Quarter	1.65	1.07

On March 25, 2016, the last sale price of our common stock as reported by the NASDAQ Capital Market was $1.55 and we had 97 registered holders of record of our common stock.

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

Item 6.  Selected Financial Data.

As a "smaller reporting company", as defined by the Securities and Exchange Commission, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. "Risk Factors" and elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”.

Executive Overview

Our primary business is the ownership and operation of casino and related hospitality and entertainment facilities, which includes offering gaming, hotel, dining, entertainment, retail and other amenities. We own or operate four casino properties in Mississippi, Indiana and Nevada. We view our Mississippi and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

Our portfolio consists of the following:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino & Hotel (owned)	2012	Hancock County, MS (near New Orleans)	955	29	129(1)
Rising Star Casino Resort (owned)	2011	Rising Sun, IN (near Cincinnati)	944	25	294(2)
Stockman’s Casino (owned)	2007	Fallon, NV (one hour east of Reno)	235	4	—
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)	255	20	(3)

(1)	Silver Slipper Casino & Hotel opened its newly constructed hotel in phases from May 2015 through September 2015.

(2)	Includes a 190-room hotel that we own, and a 104-room hotel that we lease pursuant to a capital lease.

(3)
Under the Facilities Agreement with Hyatt Equities, L.L.C., we have the ability to provide rooms to our guests at the Hyatt Regency at Lake Tahoe upon mutually agreeable rates, as well as other amenities and services that cater to our guests and support our operations.

Until our three-year contract expired on September 23, 2014, we managed Buffalo Thunder Casino and Resort, Cities of Gold and other gaming facilities near Santa Fe, New Mexico for the Pueblo of Pojoaque.

While we do provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games and live keno. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment. Promotional allowances consist primarily of hotel, food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues.

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be impacted by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting our properties, achieving and maintaining cost efficiencies, competitive factors, gaming tax increases and other regulatory changes, the commencement of new gaming operations and expansion or enhancement at existing facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs and fund maintenance capital expenditures.

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

Slot win is the difference between customer wagers and customer winnings on slot machines. Table game hold is the difference between net winnings by customers and the amount of money or markers exchanged into chips. Slot win and table game hold percentages represent the relationship between slot coin-in and table game drop to gaming wins and losses.

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

2015 Highlights

On September 27, 2015, through our wholly-owned subsidiary FHR-Colorado LLC, we entered into a definitive purchase and sale agreement with Pioneer Group, Inc. to acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado for a purchase price of $30 million, subject to an adjustment for working capital ("Bronco Billy's Purchase Agreement"). Accordingly, we made a non-refundable (except under certain conditions) deposit of $2.5 million which will be credited against the purchase price upon closing. The Bronco Billy's Purchase Agreement may be terminated by Pioneer Group, Inc. if the closing has not taken place by May 14, 2016, which includes up to four 30-day extensions that we may exercise to obtain required gaming approvals. The fourth extension period requires us to increase our deposit by $100,000 by April 14, 2016. On February 18, 2016, the Colorado Limited Gaming Control Commission approved us for the necessary licenses required for our pending acquisition of Bronco Billy’s. We expect to complete our refinancing and close on the pending acquisition in the second quarter of 2016, subject to obtaining the remaining required regulatory approvals and other customary closing conditions. The transaction is not subject to a financing or due diligence condition, though we performed substantial due diligence prior to execution of the purchase and sale agreement. We intend to finance the acquisition concurrent with the refinancing of our outstanding first and second lien debt.

In September 2015, we completed our newly constructed 129-room hotel overlooking the waterfront at Silver Slipper Casino & Hotel. The hotel opened in phases, beginning with 72 rooms in late May 2015. We opened an additional 24 rooms in both June and July, and the nine luxury suites were completed in September. The approximate cost of the hotel, inclusive of the design change and capitalized interest, was $20.5 million.

In December 2015, we amended our lease with Hyatt Equities L.L.C. ("Hyatt") through which we operate the Grand Lodge Casino at the Hyatt Regency Lake Tahoe Resort, Spa & Casino in Incline Village, Nevada. The amendment extends the initial term of the lease by five years to August 31, 2023; provides that Hyatt may not exercise its option to purchase (i) our leasehold interest under the lease, and (ii) our assets used in its gaming operations at the property, before January 1, 2019; and increases the monthly rent from $125,000 to (i) $145,833 commencing on January 1, 2017, and (ii) $166,667 commencing on January 1, 2018. Additionally, Hyatt, in consultation with us, will renovate the casino at its sole cost and expense not to exceed $3.5 million, and we, in consultation with Hyatt, will purchase new gaming devices and equipment at its sole cost and expense not to exceed $1.5 million. We currently expect to incur the entire $1.5 million, and each party must complete its respective obligations by February 25, 2017.

Results of Operations - 2015 Compared to 2014

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2015 and 2014:

(In thousands)	For the Year Ended December 31,
	2015	2014	Percent Change
Net revenues	$124,588	$121,421	2.6%
Operating expenses	119,544	135,259	(11.6)%
Operating income (loss)	5,044	(13,838)	(136.5)%
Interest expense	(6,715)	(6,272)	7.1%
Settlement loss	—	(1,700)	(100.0)%
Income tax benefit	(342)	(988)	NM
Net loss	(1,317)	(20,845)	NM
NM - not meaningful

(In thousands)	For the Year Ended December 31,
	2015	2014	Percent Change
Casino revenues
Slots	$96,584	$94,239	2.5%
Table games	15,014	14,968	0.3%
Other	322	359	(10.3)%
	111,920	109,566	2.1%

Non-casino revenues, net
Food and beverage	9,118	7,768	17.4%
Hotel	1,090	822	32.6%
Other	2,460	2,199	11.9%
	12,668	10,789	17.4%
Management fees	—	1,066	(100)%
Total net revenues	$124,588	$121,421	2.6%

The following discussion is based on our consolidated financial statements for the years ended December 31, 2015 and 2014, unless otherwise described.

Revenues. Consolidated net revenues increased despite the expiration of the tribal management contract. At our Silver Slipper segment, both casino and non-casino revenues rose significantly, reflecting the phased opening of the property's hotel during the second and third quarters, strategic promotional activity and enhancements to our food offerings. The increase at Silver Slipper was partially offset by lower casino revenue at our Rising Star segment, which was affected by increased competition, and at our Northern Nevada segment, where weather conditions resulted in a poor ski season and we incurred an unfavorable swing in win percentage. Additionally, in September 2014, our management contract with the Pueblo of Pojoaque Tribe expired, as reflected in our Development/Management segment.

Operating expenses. Consolidated operating expenses decreased primarily due to $11.5 million of impairment charges in 2014 at our Rising Star segment. Additionally, there were $2.7 million of board and executive transition costs during 2014 resulting from significant changes in the Company’s board of directors and management. During 2015, selling, general and administrative expenses declined primarily due to a $1.4 million property tax refund from a settlement with Ohio County, a $450,000 net settlement with the Nambe Pueblo Tribe, and $0.6 million of offering costs incurred during 2014, partially offset by increased costs at our Silver Slipper segment in 2015. Depreciation and amortization decreased primarily due to certain fixed assets becoming fully depreciated and our acquired customer loyalty programs becoming fully amortized. These decreases were partially offset by increased food and beverage and hotel costs at our Silver Slipper segment, and increased project and development costs for the pending acquisition of Bronco Billy's and the American Place proposal.

Interest expense.

(In thousands)	For the Year Ended December 31,
	2015	2014
Interest cost (excluding debt issuance cost amortization)	$5,539	$5,150
Amortization of debt issuance costs	1,615	1,500
Capitalized interest	(439)	(378)
	$6,715	$6,272

The above increase in interest cost was due to the additional debt incurred to construct the hotel at Silver Slipper and an increase in interest rate for the Second Lien Credit Facility.

Settlement Loss. During the third quarter of 2014, the Company settled its lawsuit with Majestic Star Casino LLC ("Majestic Star") and Majestic Mississippi, LLC ("Majestic Mississippi") related to the Company's attempted purchase of the Fitz Tunica Casino & Hotel. Pursuant to the terms of the settlement, Majestic Star and Majestic Mississippi received $1.7 million of the funds held in escrow which was recorded by the Company as a settlement loss.

Income tax benefit. We had income tax benefits for the years ended 2015 and 2014. These benefits were primarily due to the effects of changes in our valuation allowance against our deferred tax assets. In the prior-year periods, we accrued a provision for income taxes, but recorded a full valuation allowance against our federal and certain state deferred tax assets during the fourth quarter of 2014. We assessed the realizability of deferred tax assets and concluded that we did not meet the "more likely than not" threshold under GAAP to recognize certain deferred tax assets. As a result, during 2014, a valuation allowance of $7 million was recorded against federal and certain state deferred tax assets, which also resulted in a tax rate substantially below statutory rates.  During 2015, we continued to provide a valuation allowance against our remaining deferred tax assets after being utilized by deferred tax liabilities for all jurisdictions. In future years, if it is determined we do meet the "more likely than not" threshold, we may qualify to reverse some or all of our valuation allowance against our deferred tax assets.

Our 2014 federal tax return resulted in a tax loss which we elected to carry-back to taxable income earned during 2012, in accordance with IRS rules. This carry-back resulted in an income tax refund of $3.7 million during 2015.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2015 results. Tax losses incurred in 2015 may shelter taxable income in future years, but because of the level of uncertainty regarding sufficient prospective income, we maintain a full valuation allowance against our net deferred tax assets.

See Note 11 to the consolidated financial statements set forth in "Item 8. Financial Statements and Supplementary Data”, for a more detailed discussion.

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Rising Star Casino Resort and the Silver Slipper Casino & Hotel are currently distinct segments. We previously managed certain casinos owned by Native American tribes and we also consider our fee-based casino development and management services as a segment, although none of our current casino properties are managed for others.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA for the years ended December 31, 2015 and 2014. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See "Non-GAAP Measures" for additional information.

(In Thousands)	For the Year Ended December 31,
	2015	2014	Percent Change
Net Revenues
Silver Slipper Casino & Hotel	$56,837	$48,023	18.4%
Rising Star Casino Resort	47,557	51,110	(7.0)%
Northern Nevada Casinos	20,194	21,222	(4.8)%
Development/Management	—	1,066	(100.0)%
	$124,588	$121,421	2.6%
Adjusted EBITDA
Silver Slipper Casino & Hotel	$9,925	$7,501	32.3%
Rising Star Casino Resort	4,005	2,174	84.2%
Northern Nevada Casinos	3,877	4,466	(13.2)%
Development/Management	—	1,066	(100.0)%
Corporate and other	(3,843)	(4,506)	14.7%
	$13,964	$10,701	30.5%

Silver Slipper Casino & Hotel

Net revenues increased due to higher customer counts and gaming volumes, reflecting the phased opening of our hotel, strategic promotional activity and enhancements to our food offerings. Slot revenue increased 15.4%, table games revenue rose 24.3% and non-gaming net revenues (principally food and beverage revenues) grew 39.9 % compared to the prior year.

Adjusted Property EBITDA increased significantly due to the gaming and non-gaming revenue increases described above. Casino, non-casino and selling, general and administrative expenses increased by less than the increase in gaming revenues. As a result, Adjusted Property EBITDA margin improved to 17.5% from 15.6%.

The Adjusted Property EBITDA increase was the result of improvements in each quarter as follows: 26.2% in the first quarter, 25.1% in the second quarter, 39.0% in the third quarter, and 43.0% in the fourth quarter, compared to the prior-year periods. The higher increases in the second half of the year primarily reflect the opening of the hotel.

Rising Star Casino Resort

Net revenues decreased primarily as a result of competitive pressure from new casinos in Ohio, resulting in a decline in gaming volumes at Rising Star. Slot revenue decreased 7.6% and table games revenue decreased 11%, while non-gaming revenues (including food and beverage, hotel, golf and retail) increased 3.9%. During the fourth quarter, we enacted new marketing initiatives that helped increase net revenues by 10.9% compared to the prior-year period, resulting in the first quarterly increase since we purchased the property in 2011.

We resolved a property tax dispute with the local governmental authorities, resulting in a $1.4 million property tax refund for the tax years 2011 through 2014 and an approximately $0.4 million reduction in annual property taxes during 2015. The refund was a reversal of property taxes previously expensed and resulted in a credit to operating expenses during the third quarter of 2015.

Adjusted Property EBITDA increased primarily due to the property tax refund and a reduction in current-year property taxes, cost containment measures affecting casino and selling, general and administrative expenses, and the improved fourth quarter as described above. Apart from the property tax resolution, Adjusted Property EBITDA still rose significantly in 2015 versus 2014. In addition to an increase in the Adjusted Property EBITDA margin to 8.4% from 4.3% in the prior-year period, 2015 was the first increase in annual Adjusted Property EBITDA since 2012.

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if indicators of impairment exist. During the second quarter of 2014, we believed such indicators existed, resulting in a $9.9 million and $1.6 million impairment to Rising Star's gaming license and goodwill, respectively. These impairments were driven by various factors, including weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in the regional market. See Note 4 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion.

On March 16, 2016, we entered into the first amendment to our capital lease agreement related to our leased hotel. The amendment extended the initial term of the lease by four years to October 1, 2027, modified the rent payment schedule by lowering our monthly payments, and shall cause us to make a minimum of $1 million of capital improvements for the benefit of Rising Star by March 31, 2017.

All casinos as currently allowed by law in Indiana and Ohio have now opened. Kentucky does not permit casino gaming. A Kentucky Supreme Court decision in 2014, however, may permit a horse racing track in northern Kentucky to install slot machine-like devices. Also, the Indiana legislature passed legislation to allow table games at racetracks beginning in 2020. Although Indiana's two racetracks are not currently allowed to have table games with live dealers, they do offer electronic table games at their facilities. These prospective and potential increases in competition are much more limited than the legalization and opening of a significant number of casinos in Ohio, which adversely affected the property over the past several years.

Northern Nevada

Net revenues decreased primarily as a result of decreased slot win and table game hold percentages. Slot revenue decreased 4.1%, table games revenue decreased 8.9%, and non-gaming net revenues were flat.

At Grand Lodge Casino, table games drop increased 5.7% versus the prior year. Table games hold percentage, however, decreased to 13.9% from 16.1% during the same period. The property's average annual table games hold percentage for the past three years has been 16.2%. Revenues were additionally affected by historically low snow levels in the area, which adversely affected the winter sports season and visitation at the property.

At Stockman's Casino, net revenues decreased 4%, primarily as a result of a decreased slot win percentage, although slot coin-in increased 2.1%. The Company made certain management and operational changes and cosmetic facility improvements during the year which helped stabilize net revenues during the third and fourth quarters. Amongst these was our decision early in the year to offer more favorable win percentages to customers to enhance our competitive position. While net revenues decreased 11.8% and 4.8% for the first and second quarter, respectively, net revenues increased 1.7% in the third quarter and were flat during the fourth quarter, compared to the prior year periods.

Adjusted Property EBITDA for the Northern Nevada segment decreased during the year primarily due to the swings in slot win and table game hold percentages mentioned above. Adjusted Property EBITDA margin decreased to 19.2% from 21%.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual profits. In addition, the winter months can be affected by snowfall. The Grand Lodge Casino serves several ski resorts including Alpine Meadows and Squaw Valley. The snow during the 2014/2015 season was below average and the snow for the 2015/2016 season has been above average.

Development/Management

Development/Management net revenues and Adjusted EBITDA decreased during the year due to the expiration in September 2014 of our management agreement with the Pueblo of Pojoaque.

Corporate and Other

Corporate expenses decreased during the year primarily due to decreased corporate salaries and lower benefits costs.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share based compensation expense. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported U.S generally accepted accounting principles (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industry, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property. Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under GAAP. Accordingly, these measures should be considered supplemental and not a substitute for operating income (loss), net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.
The following table presents a reconciliation of Adjusted EBITDA to operating income (loss) and net loss:

(In thousands)	For the Year Ended December 31,
	2015	2014
Adjusted EBITDA	$13,964	$10,701
Depreciation and amortization	(7,893)	(9,183)
Impairments	—	(11,547)
Write-offs, recoveries and asset disposals, net	363	(524)
Board & executive transition costs	—	(2,741)
Pre-opening costs	(156)	—
Project development & acquisition costs	(891)	(296)
Stock compensation	(343)	(248)
Operating income (loss)	5,044	(13,838)
Non-operating expense, net
Interest expense	6,715	6,272
Settlement loss	—	1,700
Other	(12)	23
	6,703	7,995

Loss before income tax benefit	(1,659)	(21,833)
Income tax benefit	(342)	(988)
Net loss	$(1,317)	$(20,845)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	For the Year Ended December 31, 2015 (In thousands)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Pre-Opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino & Hotel	$5,383	$4,383	$3	$156	$—	$—	$9,925
Rising Star Casino Resort	1,291	2,714	—	—	—	—	4,005
Northern Nevada Casinos	3,016	781	80	—	—	—	3,877
Development/Management	—	—	—	—	—	—	—
	9,690	7,878	83	156	—	—	17,807
Other operations
Corporate	(4,646)	15	(446)	—	891	343	(3,843)
	(4,646)	15	(446)	—	891	343	(3,843)
	$5,044	$7,893	$(363)	$156	$891	$343	$13,964

	For the Year Ended December 31, 2014 (In thousands)
	Operating income (loss)	Depreciation and amortization	Impairments	Write-offs, recoveries and asset disposals	Board and executive transition costs	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino & Hotel	$2,189	$5,312	$—	$—	$—	$—	$—	$7,501
Rising Star Casino Resort	(12,742)	2,997	11,547	372	—	—	—	2,174
Northern Nevada Casinos	3,609	857	—		—	—	—	4,466
Development/Management	1,066	—	—	—	—	—	—	1,066
	(5,878)	9,166	11,547	372	—	—	—	15,207
Other operations
Board and executive transition costs	(2,741)	—	—	—	2,741	—	—	—
Corporate	(5,219)	17	—	152	—	296	248	(4,506)
	(7,960)	17	—	152	2,741	296	248	(4,506)
	$(13,838)	$9,183	$11,547	$524	$2,741	$296	$248	$10,701

The Silver Slipper information presented above is net of rent paid on its underlying land lease of $1.2 million in 2015 and $1 million in 2014.  Likewise, the Northern Nevada figures are net of $1.5 million of rent paid for the casino space at Grand Lodge Casino in both 2015 and 2014.  Rising Star Casino Resort paid $0.9 million in 2015 and 2014 to rent the hotel that opened in November 2013. Because this hotel lease is a capital lease, those rent payments are not included in the above numbers but instead appear as amortization of the capitalized lease obligation and as a component of interest expense.

Liquidity and Capital Resources

     Liquidity Outlook

As of December 31, 2015, we had $14.6 million of unrestricted cash and equivalents and $3 million of our $5 million Revolving Loan under our First Lien Credit Facility was available to draw. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants. Management currently estimates that approximately $12 million of cash and cash equivalents is required for the day-to-day operations of the Company.

Excluding our pending acquisition of Bronco Billy's, we believe that our existing cash balances, cash flows from operations, and availability under our Revolving Loan will meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. Our First Lien and Second Lien Credit Facilities mature on April 1, 2017, and we are currently in the process of refinancing our debt in order to meet our debt service requirements as we are unlikely to generate sufficient cash flow from operations to repay the principal of our existing debt upon the scheduled maturities. Additionally, we believe the refinancing of our debt, which has not yet been finalized, is expected to include an increased facility amount for the Bronco Billy's purchase obligations. This will enable us to fund the Bronco Billy's acquisition and allow us to meet our long-term liquidity requirements, including funding our operations, capital expenditures and debt service requirements. If our sources of capital are inadequate to fund our long-term liquidity requirements, we will attempt to procure additional debt or equity financing. Management believes that, in the current capital markets and given the Company's positive trends, we will be able to refinance our debt on acceptable terms. There is no certainty, however, that we will be successful in doing so, or that we will be able to successfully fund our pending acquisition of Bronco Billy's.

Cash Flows

Cash flows - operating activities.  On a consolidated basis, cash provided by operations during the year ended December 31, 2015 was $7.5 million compared to $7.6 million in 2014. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but can be affected by changes in components of working capital such as receivables, prepaid expenses, and payables. Comparing 2015 to 2014, our operating income increased and we received our federal income tax refunds, while our prepaid expenses increased and payables and accruals decreased.

Cash flows - investing activities.  On a consolidated basis, cash used in investing activities during the year ended December 31, 2015 was $14.8 million largely for the construction of the hotel at Silver Slipper and the deposit for the acquisition of Bronco Billy's. Cash used in investing activities during the year ended December 31, 2014 was $8.9 million, which primarily related to the the construction of the hotel and repair of the parking garage at Silver Slipper.

Cash flows - financing activities. On a consolidated basis, cash provided by financing activities during the year ended December 31, 2015 was $6.2 million and included $8.9 million drawn on the First Term Loan for the hotel construction at Silver Slipper, partially offset by our $1.5 million First Term Loan principal repayment made in the fourth quarter, principal debt reduction on our capital lease at Rising Star Casino Resort and additional loan fees incurred during the year for the First and Second Lien Credit Facility amendments.  Cash used in financing activities during the year ended December 31, 2014 was $2.1 million and included $1.1 million drawn for construction costs related to the hotel construction at Silver Slipper and $2 million drawn on our Revolving Loan, partially offset by the principal debt reduction on our capital lease at Rising Star and additional loan fees for the First and Second Lien Credit Facility amendments.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At December 31, 2015, we had $6 million of debt maturing in 2016 and $42 million of debt maturing in April 2017 under our First Lien Credit Facility, which includes quarterly principal payments of $1.5 million. Our Second Lien Credit Facility has no quarterly principal payment requirements, but matures in April 2017. We expect to meet our debt maturities and planned capital expenditure requirements primarily through the refinancing of our First and Second Lien Credit Facilities, future anticipated operating cash flows and cash and cash equivalents, and available borrowings under our First Lien Credit Facility.

We expect to make the following capital investments during 2016:

Bronco Billy's Pending Acquisition - Approximately $27.5 million for the remainder of the $30 million acquisition cost of Bronco Billy's, which we intend to finance in connection with the refinancing of our outstanding First and Second Lien Credit Facilities.
Grand Lodge Casino - Under the terms of the lease amendment effective November 25, 2015, in consultation with Hyatt, we will purchase new gaming devices and equipment at our sole cost and expense up to $1.5 million. We currently expect to fund a portion of the $1.5 million during 2016 from working capital, with the remainder being invested in 2017.
Rising Star Casino Resort - The amendment to the capital lease agreement on March 16, 2016 requires us to invest a minimum of $1 million in capital expenditures to the Rising Star Casino Resort by March 31, 2017. These improvements may include, but are not limited to, (i) re-branding and re-naming the steakhouse; (ii) renovating the lower level of the boat to add a new restaurant concept; and (iii) implementation of a ferry boat service to Kentucky. We currently expect to fund a significant portion of the $1 million during 2016 from working capital.

Additionally, we may fund other various capital expenditure projects during 2016 which are dependent on our financial resources. Our capital expenditures fluctuate depending on our decisions with respect to strategic capital investments in new or existing facilities and the timing of capital investments to maintain the quality of our properties.

American Place Proposal

In August 2015, we responded to a "request for proposal" (RFP) by the Indianapolis Airport Authority ("Airport Authority") with a proposal for a $650 million lifestyle complex, anchored by a modest-sized casino, known as "American Place". Under our proposal, we would act as the "master developer" (as such term is used in the RFP) of the project and plan to seek partners for many of its aspects. The project is contingent, amongst other things, on being selected by the Airport Authority, on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that are licensed to operate in Rising Sun, Indiana, and on obtaining financing for the proposed project. There is no certainty that our proposal will be selected or, if selected, that the proposed project will become a reality. We are aware of at least one other proposal which includes a sports medical complex and a 20,000-seat sports stadium. In March 2016, the Airport Authority indicated that it was canceling the RFP process, but intends to continue to seek development of the site in a manner that would be beneficial to Indianapolis and the state of Indiana.

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

Credit Facilities

Our debt consists primarily of the First and Second Lien Credit Facilities that are secured by substantially all of our assets. Our wholly-owned subsidiaries guarantee our obligation under the agreements, except for the subsidiary FHR-Colorado LLC, which was formed to acquire Bronco Billy's.  The First Lien Credit Facility is a $56.3 million loan facility, including a $10 million construction term loan to fund a portion of the cost to build the hotel at Silver Slipper (together, the "First Term Loan") and a $5 million Revolving Loan. On March 11, 2016, the maturity date of the First Lien Credit Facility was extended to April 1, 2017.

At December 31, 2015, we had $48 million of principal indebtedness outstanding for the First Lien Credit Facility. We also had the remaining $569,000 drawn from the construction portion of the term loan in a trust account that we intend to use to resolve the final construction costs of the new hotel. On October 1, 2015, we made a $1.5 million principal payment on the First Term Loan in accordance with the amended terms.

As of December 31, 2015, we had principal obligations of $20 million for the Second Lien Credit Facility which matures April 1, 2017. The Second Lien Credit Facility is subordinate to the First Lien Credit Facility.

Effective May 31, 2015, we entered into a Fourth Amendment to First Lien Credit Facility which amended certain provisions of the First Lien Credit Agreement as follows: (i) extended the period for draws against the $10 million term loan associated with the hotel construction at Silver Slipper to August 31, 2015, and (ii) extended the date that the first payment is due for this term loan to October 1, 2015.

As discussed in "Note 6 - Long-Term Debt", on August 5, 2015 and effective as of June 30, 2015, we entered into the Fifth Amendment to the First Lien Credit Facility and Amendment No. 4 to the Second Lien Credit Facility. These amendments included the following:

The First Lien 5th Amendment:

•	Extended the maturity date to October 1, 2016;

•	Modified the definition of Adjusted EBITDA to allow the addition of up to $300,000 in pre-opening and development expenses related to the construction of the hotel at Silver Slipper;

•	Modified the Fixed Charge Coverage Ratio to exclude up to $9,100,000 in non-financed Capital Expenditures incurred to construct the hotel at Silver Slipper;

•	Modified certain other financial covenants; and

•	Adjusted the Total Leverage Ratio and First Lien Leverage Ratio covenants to accommodate the delayed opening of the hotel at Silver Slipper.

Amendment No. 4 to the Second Lien Credit Facility:

•	Modified the definition of Adjusted EBITDA to allow the addition of up to $300,000 in preopening and development expenses related to the construction of the hotel at Silver Slipper;

•	Modified the Fixed Charge Coverage Ratio to exclude up to $9,100,000 in non-financed Capital Expenditures incurred to construct the hotel at Silver Slipper;

•	Modified certain other financial covenants;

•	Adjusted the Total Leverage Ratio and First Lien Leverage Ratio covenants to accommodate the delayed opening of the hotel at Silver Slipper;

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

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly. As of December 31, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the 1.0% minimum plus a 3.75% margin. In accordance with the terms of the First Lien Credit Facility, we maintain a prepaid interest rate cap for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%, which terminates on June 29, 2016.

 The First Lien Credit Facility and Second Lien Credit Facility contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business. The First Lien Credit Facility and Second Lien Credit Facility require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained which requires we invest at least 1.5%, and no more than 5%, of our prior-year revenues, excluding costs related to the Silver Slipper hotel project. The First Lien Credit Facility and Second Lien Credit Facility currently define Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, and (c) depreciation and amortization, and further adjusted to eliminate the impact of certain items that are either non-cash items or are not indicative of ongoing operating performance such as (d) extraordinary gains and losses (including non-cash impairment charges), (e) non-cash stock compensation expense, (f) certain acquisition costs, including the Company’s canceled acquisition of the Fitz Tunica Casino & Hotel (g) costs related to the Company’s canceled S-1 registration statement filed in early 2014, (h) board and management transition expenses from the changes enacted in 2014 (i) preopening and development costs for the construction of the hotel at Silver Slipper, and (j) joint venture net income, unless such net income has actually been received by the Company in the form of cash dividends or distributions. For purposes of our covenants, we also received pro forma credit for gaming tax reductions implemented in Indiana in 2014 and the first quarter of 2015.

The revised financial covenant ratios, as detailed in the First Lien 5th Amendment and Amendment No. 4 to the Second Lien Credit Facility, are stated in the tables below:

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

We were in compliance with our covenants, as amended, as of December 31, 2015. There can be no assurances that we will remain in compliance with all covenants in all future periods or that, if there is a breach, lenders will waive such breach.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Impairment of Long-lived Assets, Goodwill and Indefinite-Lived Intangibles

Our long-lived assets include property and equipment, goodwill, and indefinite-lived intangibles and are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable.  Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include, as applicable, an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which we operate, or a significant long-term decline in historical or forecasted earnings or cash flows or the fair value of our property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, we consider: (1) the length of time and the extent to which the fair value or market value has been less than cost; (2) the financial condition and near-term prospects of the casino property, including any specific events which may influence the operations; (3) our intent related to the asset and ability to retain it for a period of time sufficient to allow for any anticipated recovery in fair value; (4) the condition and trend of the economic cycle; (5) historical and forecasted financial performance; and (6) trends in the general market.

We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset. Fair value is typically measured using a discounted cash flow model whereby future cash flows are discounted using a weighted-average cost of capital, developed using a standard capital asset pricing model, based on guideline companies in our industry.

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs and evaluate goodwill and indefinite-lived intangible assets using an income approach to value applying a typical discounted cash flows methodology. In determining whether the carrying value of long-lived assets is less than its estimated fair value, a discounted cash flow approach to value is used and is based on Level 3 inputs as defined by GAAP. The Company’s valuation model incorporates a discount rate considering specific transactions and/or an estimated weighted-average cost of capital and terminal value multiples that are used by market participants.  We also consider the metrics of specific business transactions that may be comparable to varying degrees. The weight assigned to these approaches to value in our impairment evaluation may vary from period to period depending upon evolving events. Forecasted prospective financial information used in the model is based on management’s expected course of action. Sensitivity analyses are also performed related to key assumptions used, including possible variations in the weighted-average cost of capital and terminal value multiples, among others. Any impairment charges incurred are not reversed if a subsequent evaluation concludes in a higher valuation than the carrying value.

Fixed Asset Capitalization and Depreciation Policies

We define a fixed asset as a unit of property that (a) has an economic useful life that extends beyond 12 months and (b) was acquired or produced for a cost greater than $2,500 for a single asset or greater than $5,000 for a group of assets, including interest costs associated with long-term development projects calculated using our weighted average rate of borrowing.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is appropriate under the circumstances. We determine the estimated useful lives based on our experience with similar assets and common industry practice.  Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Goodwill and Business Combinations

Goodwill represents the excess of the purchase price over fair value of net tangible and other intangible assets acquired in connection with business combinations.  We accounted for our acquisition of casino properties, most recently the Silver Slipper Casino and Rising Star Casino Resort, as business combinations. In a business combination, we determine the fair value of acquired assets, including identifiable intangible assets, assumed liabilities, and non-controlling interests, if any. The fair value of the acquired business is allocated to the acquired assets, assumed liabilities, and non-controlling interests based on their fair value, with any remaining fair value allocated to goodwill. This allocation process requires use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

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

Our finite-lived intangible assets include customer relationship and loyalty programs, land leases and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic useful lives.

Customer loyalty programs represent the value of repeat business associated with the casinos’ loyalty programs when we acquired the properties. Such values were determined using a derivation of the income approach to valuation.  The valuation analyses for the active-rated players were based on estimated revenues and attrition rates. The Silver Slipper Casino & Hotel and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated play.  The value of the customer loyalty programs are amortized over three years, their assumed economic useful life.

Revenue Recognition and Promotional Allowances

Our revenue recognition policies follow casino industry practices. Casino revenue is the aggregate net difference between gaming wins and losses, with certain liabilities recognized including progressive jackpots, earned customer loyalty incentives, funds deposited by customers before gaming play occurs, and for certain chips and tokens in the customers’ possession. Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage.

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

Accounts Receivable Allowance for Doubtful Accounts

Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried, net of an appropriate collection allowance to approximate fair value. The collections allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.  Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Share-based Compensation

We have granted shares of both restricted common stock and stock options to key members of management and the board of directors.  Accounting standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  Share-based compensation expense from stock awards is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients.  We use the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes-determined fair value, net of estimated forfeitures, is amortized as compensation cost on a straight line basis over the service period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

We have reviewed authoritative standards issued after December 31, 2015 and others not yet effective.  As a result, we determined that the new standards are not likely to have any significant impact on our future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company", as defined by the Securities and Exchange Commission, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Full House Resorts, Inc.
Las Vegas, NV

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada

March 29, 2016

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share data)

	Year Ended December 31,
	2015	2014
Revenues
Casino	$111,920	$109,566
Food and beverage	25,222	20,083
Hotel	6,675	5,002
Management fees	—	1,066
Other operations	3,811	3,535
Gross revenues	147,628	139,252
Less promotional allowances	(23,040)	(17,831)
Net revenues	124,588	121,421
Operating expenses
Casino	57,157	56,867
Food and beverage	8,992	8,315
Hotel	1,243	713
Other operations	1,325	1,246
Project development and acquisition costs	891	296
Board and executive transition costs	—	2,741
Selling, general and administrative	42,040	43,979
Depreciation and amortization	7,893	9,183
Loss on disposal of assets, net	3	372
Impairments	—	11,547
	119,544	135,259
Operating income (loss)	5,044	(13,838)
Other expense, net
Interest expense, net of $0.4 million capitalized during 2015 and 2014	(6,715)	(6,272)
Settlement loss	—	(1,700)
Other	12	(23)
	(6,703)	(7,995)
Loss before income taxes	(1,659)	(21,833)
Income tax benefit	(342)	(988)
Net loss	$(1,317)	$(20,845)

Basic and diluted loss per share	$(0.07)	$(1.10)
Basic and diluted weighted average number of common shares outstanding	18,937,812	18,874,472

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and equivalents	$14,574	$15,639
Restricted cash	569	—
Accounts receivable, net of allowance for doubtful accounts of $121 and $513	1,380	1,573
Income tax and other receivables	334	3,095
Inventories	1,125	728
Prepaid expenses	2,800	2,105
Acquisition deposit	2,500	—
	23,282	23,140
Property and equipment, net	98,982	95,040

Goodwill	16,480	16,480
Intangible assets, net	2,127	3,382
Debt issuance costs, net of accumulated amortization of $5,442 and $3,827	1,426	2,650
Deposits	473	178
Deferred tax asset	—	74
	20,506	22,764
	$142,770	$140,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,703	$4,102
Construction contracts payable	569	1,638
Accrued payroll and related	1,773	3,743
Other accrued expenses	4,756	5,413
Current portion of long-term debt	6,000	1,337
Current portion of capital lease obligation	665	690
Deferred tax liability	—	901
	17,466	17,824
Long-term debt, net of current portion	62,000	59,294
Capital lease obligation, net of current portion	5,505	6,230
Deferred tax liability	1,276	99
	86,247	83,447
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,325,991 and 20,233,276 shares issued; 18,969,396 and 18,876,681 shares outstanding	2	2
Additional paid-in capital	46,221	45,878
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	11,954	13,271
	56,523	57,497
	$142,770	$140,944
 See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015 and 2014
(In thousands)

	Common stock		Additional paid-in	Treasury stock		Retained	Total Stockholders’
December 31, 2015	Shares	Dollars	capital	Shares	Dollars	Earnings	Equity
Beginning balances	20,233	$2	$45,878	1,357	$(1,654)	$13,271	$57,497
Stock based compensation	—	—	203	—	—	—	203
Issuances of restricted common stock	93	—	140	—	—	—	140
Net loss	—	—	—	—	—	(1,317)	(1,317)
Ending balances	20,326	$2	$46,221	1,357	$(1,654)	$11,954	$56,523

	Common stock		Additional paid-in	Treasury stock		Retained	Total Stockholders’
December 31, 2014	Shares	Dollars	capital	Shares	Dollars	Earnings	Equity
Beginning balances	20,107	$2	$45,350	1,357	$(1,654)	$34,116	$77,814
Issuance of share based compensation	120	—	—	—	—	—	—
Previously deferred share-based compensation recognized	—	—	229	—	—	—	229
Immediate vesting of deferred-based compensation recognized	—	—	280	—	—	—	280
Stock based compensation	—	—	10	—	—	—	10
Issuances of common stock	6	—	9	—	—	—	9
Net loss	—	—	—	—	—	(20,845)	(20,845)
Ending balances	20,233	$2	$45,878	1,357	$(1,654)	$13,271	$57,497

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,317)	$(20,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gaming license impairment	—	9,900
Goodwill impairment	—	1,647
Depreciation	6,387	7,044
Amortization of debt costs	1,615	1,500
Amortization of customer loyalty program, land lease and water rights	1,506	2,139
Loss on disposals	3	372
Tribal advance collection allowance reduction	(500)	—
Share-based compensation	343	528
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	193	296
Income tax and other receivables	3,011	(1,125)
Prepaid expenses, inventories and other	(1,008)	2,283
Deferred tax	350	2,068
Accounts payable and accrued expenses	(3,074)	1,754
Net cash provided by operating activities	7,509	7,561
Cash flows from investing activities:
Purchase of property and equipment, net of construction contracts payable	(11,354)	(9,567)
Restricted cash	(569)	—
Proceeds from repayment of tribal advance	250	—
Deposits and other	(3,129)	643
Net cash used in investing activities	(14,802)	(8,924)
Cash flows from financing activities:
First Term Loan borrowings	8,869	1,131
First Term Loan repayments	(1,500)	—
Revolving Loan borrowings, net	—	2,000
Repayment of long-term debt on capital lease obligation	(750)	(799)
Debt costs, net of costs payable	(391)	(266)
Net cash provided by financing activities	6,228	2,066
Net (decrease) increase in cash and equivalents	(1,065)	703
Cash and equivalents, beginning of year	15,639	14,936
Cash and equivalents, end of year	$14,574	$15,639

	2015	2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$4,846	$4,577
Cash received from income tax refunds, net	$(3,983)	$(2,370)
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$604	$2,292
 See notes to consolidated financial statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. ("Full House") owns, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to the “Company”, “we”, “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We currently own three casino properties and operate a fourth casino subject to a lease, as follows:

Property	Acquisition Date	Location
Silver Slipper Casino & Hotel (owned)	2012	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (owned)	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino (owned)	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

Until our three-year contract expired in September 2014, we also managed the Buffalo Thunder Casino and Resort, Cities of Gold and other gaming facilities, located in Santa Fe, New Mexico, for the Pueblo of Pojoaque.

On September 27, 2015, we, through our newly formed subsidiary FHR-Colorado, LLC, entered into a purchase and sale agreement (the "Bronco Billy's Purchase Agreement") with Pioneer Group, Inc., a Nevada corporation (“Pioneer Group”), to acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel (“Bronco Billy’s”) in Cripple Creek, Colorado for a purchase price of $30 million. The acquisition is pending and is expected to be consummated in the second quarter of 2016. See Notes 12 and 15 for further information.

On November 28, 2014, Full House, and Daniel R. Lee, Bradley M. Tirpak and Craig W. Thomas (jointly and severally), the (“Shareholder Group”), entered into a Settlement Agreement (the “Settlement Agreement”), which was subsequently amended on January 28, 2015, resulting in significant changes in the Company’s board of directors and management. The Company incurred significant costs involved with such changes. See Note 9 for further information.

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Rising Star and Silver Slipper are currently distinct segments. We also consider our fee-based casino development and management services as a segment, although none of our current casino properties are managed for others.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Accounting. The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  Certain prior-period amounts in the consolidated statements of operations and balance sheets have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported income (loss) from operations or net loss.

Except when otherwise required by accounting principles generally accepted in the United States of America (GAAP), we measure all of our assets and liabilities on the historical cost basis of accounting.

Use of Estimates. The consolidated financial statements have been prepared in conformity with GAAP.  These principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Significant accounting estimates include, among other items, valuation of goodwill and impairment of other long-lived assets, allocation of the purchase price associated with our acquisitions, collectability of receivables, the estimated useful lives assigned to our depreciable and amortizable assets, contingencies and litigation, estimated cost of services furnished on a complimentary basis to customers and the estimated liability for unredeemed customer loyalty awards, estimated income tax provisions and evaluation of the future realizability of deferred tax assets. Actual results could differ from those estimates.

Cash Equivalents. Cash equivalents include cash involved in operations and cash in excess of daily requirements that is invested in highly liquid, short-term investments with initial maturities of three months or less when purchased.

Restricted cash. The Company is required to maintain a segregated construction trust account for proceeds drawn from its construction loan which have not yet been remitted to contractors for construction of the hotel at Silver Slipper Casino & Hotel. We estimate the contractors are due $0.6 million at December 31, 2015 and we are holding a like amount in a restricted trust account pending resolution of the remaining construction costs.

Inventories. Inventories consist primarily of food, beverage and retail items, and are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

Fair Value of Financial Instruments. Fair value measurements affect the Company’s accounting and impairment assessments of its long-lived assets, assets acquired and liabilities assumed in an acquisition, and goodwill and other intangible assets. Fair value measurements also affect the Company’s accounting for certain of its financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: Level 1 inputs, such as quoted prices in an active market; Level 2 inputs, which are observable inputs for similar assets; or Level 3 inputs, which are unobservable inputs.  The carrying value of cash and equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The estimated fair values of our debt approximate the recorded values as of the balance sheet dates presented, based on Level 2 inputs as defined by GAAP consisting of interest rates offered to us for loans with similar maturities and risks. We used Level 3 inputs when assessing the fair value of goodwill, intangible assets and property and equipment.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried, net of an appropriate collection allowance to approximate fair value. The collections allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.  Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Property and Equipment. We define a fixed asset as a unit of property that: (a) has an economic useful life that extends beyond 12 months; and (b) was acquired or produced for a cost greater than $2,500 for a single asset, or greater than $5,000 for a group of assets, for a specific capital project. Fixed assets are capitalized and depreciated while normal repairs and maintenance are charged to expense. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date.  Gains or losses on dispositions of property and equipment are included in the determination of income.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is appropriate under the circumstances. We determine the estimated useful lives based on our experience with similar assets, estimated usage of the asset, and industry practice. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.  Depreciation and amortization is provided over the following estimated useful lives:

Land improvements	15 years
Buildings and improvements	10 to 39 years
Furniture, fixtures and equipment	2 to 10 years

Capitalized Interest. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project.  Interest expense is capitalized at the applicable weighted-average borrowing rates of interest and added to the project cost. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use.

Goodwill and Indefinite-lived Intangible Assets. Goodwill represents the excess of the purchase price of the Silver Slipper Casino & Hotel, Rising Star Casino Resort and Stockman’s Casino properties over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges. Our other indefinite-lived intangible assets include certain license rights to conduct gaming in certain jurisdictions and trademarks. Goodwill and other indefinite-lived intangible assets are not amortized, but are periodically tested for impairment.  We also periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life.  If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

We test our goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs, and evaluate goodwill and other indefinite-lived intangible assets using an income approach to value applying a typical discounted cash flows methodology.

Finite-lived Intangible Assets. Our finite-lived intangible assets include customer loyalty programs, land leases and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic lives.  We periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. We also review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Debt Issuance Costs. Debt issuance costs include costs incurred in connection with the issuance of debt and are capitalized and amortized over the contractual term of the debt to interest expense using the effective interest method. When our existing debt agreements are modified, we capitalize any new amounts paid and amortize such costs to interest expense using the effective interest method over the terms of the modified debt agreement. During 2015 and 2014, we incurred $0.3 million and $0.6 million, respectively, of additional costs related to amendment modifications to our First and Second Lien Credit Facilities. The First Lien amendment modifications included an extended maturity date to October 1, 2016, and the Second Lien amendment modifications included an extended maturity date to April 1, 2017. Thus, the amortization periods for these costs were also extended.

Revenue Recognition and Promotional Allowances.  Casino revenue is the aggregate net difference between gaming wins and losses, with certain liabilities recognized including progressive jackpots, earned customer loyalty incentives, funds deposited by customers before gaming play occurs and for chips and tokens in the customers’ possession.  Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage.

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

Net revenues are recognized net of certain sales incentives and, accordingly, cash incentives for gambling activity such as cash back and free play has been netted against gross revenues. The retail value of hotel accommodations, food and beverage items and entertainment provided to guests without charge is included in gross revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing these promotional allowances are primarily included in casino operating expenses. The amounts in promotional allowances and the estimated cost of such promotional allowances are noted in the tables below:

Retail Value of Promotional Allowances
(In thousands)	Year Ended December 31,
	2015	2014
Rooms	$5,585	$4,180
Food and beverage	16,104	12,315
Other incentives	1,351	1,336
	$23,040	$17,831

Costs of Providing Promotional Allowances
(In thousands)	Year Ended December 31,
	2015	2014
Rooms	$3,659	$3,412
Food and beverage	14,040	12,451
Other incentives	1,010	991
	$18,709	$16,854

Advertising Costs.  Costs for advertising are expensed as incurred or the first time the advertising takes place and are included in selling, general and administrative expenses. Total advertising costs were $2.0 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively.

Derivative Instruments – Interest Rate Cap Agreement. We adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, “Derivatives and Hedging”), as amended, to account for our interest rate cap. Our interest rate cap agreement is classified as a risk management instrument and management elected not to apply hedge accounting.

Customer Loyalty Programs. We have customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time.  At December 31, 2015 and 2014, our liability for the estimated cost to provide such benefits totaled $0.9 million and $1.0 million, respectively. Such amounts are included in “other accrued expenses" on the Consolidated Balance Sheets.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on potential developments and acquisitions. These costs primarily include legal and other professional fees during 2015 for the pending acquisition of Bronco Billy's and the American Place development, and the terminated acquisition of Majestic Star in 2014.

Share-based Compensation. Share-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for other share-based awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of estimated forfeitures.

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

Earnings (loss) per share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including stock options and unvested restricted shares using the treasury stock method.

For the years ended December 31, 2015 and 2014, all potentially dilutive securities, totaling 1,563,834 and 943,834 shares, were excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive. These securities could potentially dilute basic earnings per share in the future.

Recently Issued Accounting Pronouncements Not Yet Adopted. We have reviewed authoritative standards issued after December 31, 2015 and others not yet effective.  As a result, we determined that the new standards are not likely to have any significant impact on our future financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Land and improvements	$12,657	$11,670
Buildings and improvements	90,636	73,997
Furniture and equipment	31,899	27,951
Construction in progress	13	11,264
	135,205	124,882
Less accumulated depreciation	(36,223)	(29,842)
	$98,982	$95,040

The hotel at Silver Slipper opened in phases, beginning in May 2015 and was completed during the third quarter. The total costs incurred for the construction of the hotel were $20.5 million.  During 2014, we disposed of certain assets primarily related to a partial hotel remodel at Rising Star Casino Resort and recorded a $0.4 million loss on disposal.

At December 31, 2015 and 2014, property and equipment under capitalized leases, detailed in the table below (in thousands), is related to the 104-room hotel at Rising Star Casino Resort (Note 7) and is also included in the schedule above.

	December 31,
	2015	2014
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,717
	7,726	7,719
Less accumulated amortization	(1,081)	(582)
	$6,645	$7,137

Amortization related to the Rising Star Casino Resort capital lease is combined with depreciation expense.

4. GOODWILL AND INTANGIBLES

Goodwill represents the excess of the purchase price over fair value of net tangible and other intangible assets acquired in connection with Silver Slipper Casino & Hotel, Rising Star Casino Resort and Stockman’s Casino business combinations, net of subsequent impairments as summarized below.

There were no impairments to goodwill for the year ended December 31, 2015. During 2014, we performed interim impairment assessments of goodwill and other indefinite-lived intangible assets during the second quarter for all relevant properties and recognized a $1.6 million and $9.9 million impairment of Rising Star Casino Resort’s goodwill and gaming license, respectively, due to various factors, including declines in operating results, weak economic conditions, lower than anticipated discretionary consumer spending, and increased competition in our regional market. We evaluated the fair value of these assets using the income (discounted cash flow) approach which use Level 3 inputs as defined by GAAP. Key assumptions included in the analysis were estimates of future cash flows including outflows for capital expenditures, a long-term growth rate of 1% and a discount rate of 11.2%.

Goodwill:

The following tables set forth changes in the carrying value of goodwill by segment:

	December 31, 2015 (in thousands)
	Gross Carrying Value	Accumulated Impairments	Balance at end of the year
Northern Nevada	$5,809	$(4,000)	$1,809
Rising Star Casino Resort	1,647	(1,647)	—
Silver Slipper Casino & Hotel	14,671	—	14,671
Goodwill, net of accumulated impairment losses	$22,127	$(5,647)	$16,480

	December 31, 2014 (in thousands)
	Gross Carrying Value	Accumulated Impairments	Balance at end of the year
Northern Nevada	$5,809	$(4,000)	$1,809
Rising Star Casino Resort	1,647	(1,647)	—
Silver Slipper Casino & Hotel	14,671	—	14,671
Goodwill, net of accumulated impairment losses	$22,127	$(5,647)	$16,480

Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets:

	December 31, 2015 (in thousands)
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments / Write-offs, Net	Intangible Assets, Net
Amortizing Intangible Assets:
Customer Loyalty Program - Rising Star	3	$1,700	$(1,700)	$—	$—
Customer Loyalty Program - Silver Slipper	3	5,900	(5,900)	—	—
Land Lease and Water Rights - Silver Slipper	46	1,420	(101)	—	1,319
Non-amortizing Intangible Assets:
Gaming License - Rising Star	Indefinite	10,034	—	(9,900)	134
Gaming License – Silver Slipper	Indefinite	127	—	—	127
Gaming License – Northern Nevada	Indefinite	384	—	(104)	280
Gaming License - Colorado	Indefinite	199	—	—	199
Trademarks	Indefinite	68	—	—	68
		$19,832	$(7,701)	$(10,004)	$2,127

	December 31, 2014 (in thousands)
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments/ Write-offs, Net	Intangible Assets, Net
Amortizing Intangible Assets:
Customer Loyalty Program - Rising Star	3	$1,700	$(1,700)	$—	$—
Customer Loyalty Program - Silver Slipper	3	5,900	(4,425)	—	1,475
Land Lease and Water Rights - Silver Slipper	46	1,420	(70)	—	1,350
Non-amortizing Intangible Assets:
Gaming License - Rising Star	Indefinite	9,900	—	(9,900)	—
Gaming License – Silver Slipper	Indefinite	105	—	(44)	61
Gaming License – Northern Nevada	Indefinite	523	—	(67)	456
Trademarks	Indefinite	40	—	—	40
		$19,588	$(6,195)	$(10,011)	$3,382

Customer Loyalty Programs. The customer loyalty programs represent the value of repeat business associated with Silver Slipper Casino & Hotel’s and Rising Star Casino Resort’s loyalty programs.  The value of $5.9 million and $1.7 million of the Silver Slipper Casino & Hotel’s and Rising Star Casino Resort’s customer loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the customer loyalty program.  The valuation analyses for the active rated players were based on projected revenues and attrition rates.  Silver Slipper Casino & Hotel and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated players for gross gaming revenue.  The value of the customer loyalty programs are amortized over a life of three years.

Land Lease and Water Rights.  In November 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a lease agreement with Cure Land Company, LLC for approximately 38 acres of land (“Land Lease”), which includes approximately 31 acres of protected marshland and the seven-acre casino parcel on which the Silver Slipper Casino was subsequently built. The $1 million Land Lease represents the excess fair value of the land over the estimated net present value of the Land Lease payments.  The $0.4 million of water rights represented the fair value of the water rights based upon market rates in Hancock County, Mississippi.  The term of the land lease matures in April 2058.

Gaming Licenses.  Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The value of the $9.9 million Rising Star Casino Resort gaming license was estimated using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license. The other gaming license values are based on actual costs. Gaming licenses are not amortized as they have indefinite useful lives and are evaluated for potential impairment on an annual basis unless events or changes in circumstances indicate the carrying amount of the gaming licenses may not be recoverable.  We reviewed existing gaming licenses and recognized an expense of $0.1 million during 2015, and $10.2 million, including a $9.9 million impairment of the gaming license at Rising Star Casino Resort, during 2014.

Current and Future Amortization.   Intangible asset amortization expense was $1.5 million and $2.1 million for the years ended December 31, 2015 and December 31, 2014, respectively.

Total amortization expense for intangible assets is expected to be $31,000 for each of the years ending 2016 through 2020 and $1.3 million thereafter.

5. ACCRUED LIABILITIES

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Player club points and progressive jackpots	$1,667	$1,709
Real estate and personal property taxes	909	1,172
Gaming and other taxes	962	789
Gaming related accruals	410	490
Accrued interest	195	159
Other	613	1,094
	$4,756	$5,413

6. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
First Term Loan, maturing April 1, 2017 (as amended), variable interest rate which averaged 4.75% in 2015 and 2014	$46,000	$38,631
Revolving Loan, maturing April 1, 2017 (as amended), variable interest rate which averaged 4.75% in 2015 and 2014	2,000	2,000
Second Term Loan, maturing April 1, 2017, variable interest rate (as amended) averaged 14.25% in 2015; interest rate was fixed in 2014 at 14.25% effective July 18, 2014 and fixed at 13.25% prior to July 18, 2014	20,000	20,000
	68,000	60,631
Less current portion	(6,000)	(1,337)
	$62,000	$59,294

First and Second Lien Credit Facilities. During 2012, we entered into the First Lien Credit Facility with Capital One Bank, N.A., ("Capital One") which included the First Term Loan and Revolving Loan, and the Second Lien Credit Facility with ABC Funding, LLC to complete our acquisition of Silver Slipper Casino. The First and Second Lien Credit Facilities are secured by substantially all of our assets, and our wholly-owned subsidiaries, except for FHR-Colorado LLC which was formed to acquire Bronco Billy's, guarantee our obligation under the agreements.  The Second Lien Credit Facility is subordinate to the lien of the First Lien Credit Facility.

First Lien Credit Facility

The First Lien Credit Facility, as amended, provided for the First Term Loan in an amount up to $56.3 million which included a $10 million construction term loan to build the hotel at Silver Slipper Casino & Hotel, and the Revolving Loan for up to $5 million. Interest-only payments are due monthly, and quarterly scheduled principal payments of $1.5 million, which include $0.25 million for the construction term loan, began October 1, 2015.

We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly.  As of December 31, 2015, the interest rate was 4.75% on the balance outstanding on the First Lien Credit Facility, based on the minimum, plus a 3.75% margin.

As of December 31, 2015, commensurate with the completion of the hotel at Silver Slipper Casino & Hotel, we had drawn all of the proceeds of the $10 million construction term loan. The final costs related to the construction are still being resolved, and approximately $569,000 of those proceeds remain in a trust account and will be used to fund the remaining construction costs.

During 2015 and 2014, the First Lien Credit Facility was amended as follows:

On July 18, 2014, we entered into the First Lien 2nd Amendment effective as of June 30, 2014 which:

•	Revised certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loans;

•	Extended the time period to March 31, 2015 for draws against the $10 million construction term loan; and

•	Extended the payment terms for the construction term loan to begin on April 1, 2015.

On January 9, 2015 we entered into the First Lien 3rd Amendment effective as of December 31, 2014 which:

•	Revised certain financial ratio covenants as of December 31, 2014, and going forward through the term of the loan;

•	Extended the time period to May 31, 2015 for draws against the $10 million construction term loan; and

•	Extended the payment terms for the construction term loan to begin on June 1, 2015.

We entered into the First Lien 4th Amendment effective as of May 31, 2015 which:

•	Extended the period for draws against the $10 million construction term loan to August 31, 2015; and

•	Extended the payment terms for the construction term loan to begin on October 1, 2015.

On August 5, 2015 we entered into the First Lien 5th Amendment effective as of June 30, 2015 which:

•	Revised certain financial covenant ratios as of June 30, 2015, and going forward through the term of the loans; and

•	Extended the maturity date for the First Lien Credit Facility from June 29, 2016 to October 1, 2016.

As disclosed in Footnote 15, the maturity of the First Lien Credit Facility was extended to April 1, 2017, and, as a result, the Company revised the debt maturities schedule.

Second Lien Credit Facility

The Second Lien Credit Facility provided for a term loan in an amount up to $20 million, and was amended during 2015 and 2014 as follows:

On July 18, 2014, we entered into the Second Lien 2nd Amendment which:

•	Revised certain financial ratio covenants as of June 30, 2014, and going forward through the term of the loan; and

•	Increased the interest rate by one percentage point to 14.25% for the remainder of the term of the loan.

On January 9, 2015, we entered into the Second Lien 3rd Amendment, which became effective December 31, 2014, which:

•	Revised certain financial ratio covenants as of December 31, 2014, and going forward through the term of the loan; and

•	Extended the maturity date to April 1, 2017.

On August 5, 2015, we entered into the Second Lien 4th Amendment effective June 30, 2015, which:

•	Revised certain financial ratio covenants as of June 30, 2015, and going forward through the term of the loan;

•	Created a pricing grid to allow the interest rate to vary between 13.25% and 15.25% with changes in our leverage ratios as defined; and

•	Amended the prepayment premium.

The First Lien Credit Facility and Second Lien Credit Facility contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business. The First Lien Credit Facility and Second Lien Credit Facility require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the agreements) against outstanding debt and fixed charges (as defined in the agreements). A capital expenditure ratio must also be maintained which requires we invest at least 1.5%, and no more than 5%, of our prior-year revenues, excluding costs related to the Silver Slipper hotel project. The First Lien Credit Facility and Second Lien Credit Facility currently define Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, and (c) depreciation and amortization, and further adjusted to eliminate the impact of certain items that are either non-cash items or are not indicative of ongoing operating performance such as (d) extraordinary gains and losses (including non-cash impairment charges), (e) non-cash stock compensation expense, (f) certain acquisition costs, including the Company’s canceled acquisition of the Fitz Tunica Casino & Hotel (g) costs related to the Company’s canceled S-1 registration statement filed in early 2014, (h) board and management transition expenses from the changes enacted in 2014 (i) pre-opening and development costs for the construction of the hotel at Silver Slipper, and (j) joint venture net income, unless such net income has actually been received by the Company in the form of cash dividends or distributions. For purposes of our covenants, we also received pro forma credit for gaming tax reductions implemented in Indiana in 2014 and the first quarter of 2015.

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

We were in compliance with our covenants as of December 31, 2015; however, there can be no assurances that we will remain in compliance with all covenants in the future. The First Lien Credit Facility and Second Lien Credit Facility also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; re-purchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Facility or Second Lien Credit Facility or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the First Lien Credit Facility and Second Lien Credit Facility lenders. No assurance can be given that we would be successful in obtaining such modifications.

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

As noted above, the maturities schedule presented below has been adjusted for the subsequent amendment to the First Lien Credit Facility, as discussed in Footnote 15.  Scheduled debt repayments based on this amendment for the debt outstanding at December 31, 2015 are as follows, for the annual periods ended December 31 (in thousands):

2016	$6,000
2017	62,000
$68,000

7. CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort pursuant to a capital lease agreement (the “Rising Star Lease Agreement”) with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”). Rent is fixed at $77,537 per month throughout the lease term and has an annual interest rate of 2.5% until September 30, 2015, 3.5% from October 1, 2015 until September 30, 2017, and 4.5% thereafter. The ten-year lease term expires on October 1, 2023. At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At December 31, 2015, such net amount was $6.2 million. Upon expiration of the lease term, if we have not yet exercised our option to purchase the hotel tower, either (i) the Landlord has the right to sell the hotel to us, or (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs. The Rising Star Lease Agreement is not guaranteed by the parent company or any subsidiary other than Gaming Entertainment (Indiana) LLC and has customary provisions in the event of a default.

On March 16, 2016, we amended the Rising Star Lease Agreement. See Footnote 15 for further information.

The future minimum lease payment schedule presented below has been adjusted for the subsequent amendment to the lease. Future minimum lease payments and the present value of such payments based on this amendment related to the capital lease, as of December 31, 2015, are as follows (in thousands):

2016	$592
2017	654
2018	688
2019	744
2020	680
Thereafter	4,455
Total minimum lease payments	7,813
Less: amount representing interest	(1,643)
Present value of minimum lease payments	$6,170

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In accordance with the terms of the First Lien Credit Facility, we entered into a prepaid interest rate cap agreement with Capital One for a notional amount of $15 million at a LIBOR cap rate of 1.5%. The agreement was effective November 2, 2012 and terminated on October 1, 2014. We renewed our prepaid interest rate cap agreement with Capital One, effective October 1, 2014, for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%. This agreement terminates on June 29, 2016.  Any future settlements resulting from the interest rate cap will be recognized in interest expense during the period in which the change occurs.

9. BOARD AND EXECUTIVE TRANSITION COSTS

On October 9, 2014, we received a Preliminary Consent Solicitation Statement (the “Preliminary Solicitation”) from the Shareholder Group to call a special meeting of shareholders for the purpose, among other things, of nominating certain individuals to our board of directors and amending certain of the Company’s by-laws. On October 21, 2014, our board amended Article I, Section 2 of our by-laws. See Exhibit 3.2 as set forth in "Item 15. Exhibits, Financial Statement Schedules” for a copy of our amended and restated by-laws effective as of October 21, 2014.  On October 22, 2014, our board of directors authorized management to hire an investment bank to explore its alternatives, including the potential sale of the Company.

On October 28, 2014, the Shareholder Group filed a Definitive Consent Solicitation Statement (the “Solicitation”) which had been approved by the Securities and Exchange Commission for distribution.

On November 28, 2014, Full House and the Shareholder Group entered into the Settlement Agreement. In conjunction with such activities, we incurred fees during 2014 of $1 million, which included $0.5 million of legal fees and $0.2 million as reimbursement for a portion of the Shareholder Group's expenses.

Pursuant to the Settlement Agreement, among other things:

•	The size of our board of directors was increased from five to nine members, creating four vacancies on the board of directors.

•	We accepted the resignation of Andre M. Hilliou and Mark J. Miller as directors, effective November 28, 2014, resulting in two additional vacancies on the board of directors.

•
W.H. Baird Garrett, Raymond Hemmig, Ellis Landau, Daniel R. Lee, Bradley M. Tirpak and Craig W. Thomas (the “Shareholder Group Nominees”) were appointed by the board of directors to fill the six vacancies each subject to normal and customary state licensing requirements. Pursuant to the Amended Settlement Agreement (see below), Mr. Hemmig subsequently resigned, leaving the current size of the board of directors at eight members.

•
At our 2015 annual meeting of stockholders (the “2015 Annual Meeting”), we nominated Kenneth R. Adams, Carl G. Braunlich, Kathleen Marshall and each of the Shareholder Group Nominees, with the exception of Mr. Hemmig, to the board of directors.

•	The Shareholder Group irrevocably withdrew its Solicitation, and agreed to immediately cease all efforts related to the Solicitation.

•
Through the end of our 2016 meeting of the stockholders (or an earlier date upon the occurrence of certain events), each member of the Shareholder Group has agreed to certain customary standstill restrictions.

•	The Company and the Shareholder Group agreed to a mutual release of claims, including those arising in respect of, or in connection with, the Solicitation.

•	We agreed to reimburse the Shareholder Group for actual out-of-pocket expenses in the aggregate amount of up to $215,000 incurred in connection with the Solicitation.

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

On November 28, 2014, we entered into an Employment Agreement with Mr. Lee pursuant to which Mr. Lee serves as our Chief Executive Officer.

On January 28, 2015, we entered into that certain First Amendment to Settlement Agreement (the "Amended Settlement Agreement"), which modified portions of the Settlement Agreement. The Amended Settlement Agreement eliminated the requirement that Mr. Hemmig be nominated and elected to the Board, and acknowledged the reduction in the size of the Board from nine (9) to eight (8) Directors.

10. SETTLEMENTS AND TERMINATED PROJECTS

Property Tax Assessments and Settlement Agreement. In September 2015, the Company agreed to settle its real property tax assessment appeal for the tax years 2011 through 2014 with respect to the Rising Star Casino Resort. Under the terms of the settlement agreement, Ohio County paid the Company a tax refund of $1,352,937, which was received during the fourth quarter of 2015. In exchange, the Company dismissed its appeals pending before the Ohio County Property Tax Assessment Board of Appeals. In addition, the parties have agreed to a final determination of the Company's real property tax assessment for the tax year 2015 and to certain parameters affecting the calculation of the real property assessment for the tax years 2016 and 2017. The refund was recorded during the quarter ended September 30, 2015 and included in selling, general and administrative expense on the Consolidated Statements of Operations.

Nambe Pueblo Settlement Agreement. In July 2015, the Company reached a settlement with the Nambe Pueblo tribe related to $662,000 previously advanced by the Company as part of a development agreement and a security and reimbursement agreement from 2005. The advance had been fully reserved since 2011.

In consideration for the release of any future claims and other items as defined within the settlement agreement, Nambe Pueblo agreed to pay $500,000 to the Company in two installments of $250,000. The first installment was received on July 31, 2015, and the final installment was due upon the earlier of the opening of the Nambe Pueblo casino or December 31, 2015. In February and March 2016, Nambe Pueblo remitted a total of $200,000. The Company expects to receive the remaining $50,000 by March 31, 2016, and estimates the entire amount as collectible. The Company also incurred a $50,000 collection fee payable upon the receipt of the proceeds. The net expected recovery was recognized as a change in estimate in the quarter ended June 30, 2015 and was included in selling, general and administrative expense on the Consolidated Statements of Operations.

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

Majestic Star. On March 21, 2014, we entered into an agreement with the The Majestic Star Casino LLC ("Majestic Star") to acquire all of the outstanding membership interests of Majestic Mississippi, LLC (“Majestic Mississippi”), which operates a casino located in Tunica, Mississippi commonly known as the Fitz Tunica Casino & Hotel.  On June 23, 2014, the agreement was terminated and on August 21, 2014, we settled all disputes related to this unconsummated matter by forfeiting $1.7 million in deposits. We also incurred $0.9 million of acquisition related fees for this transaction, including $0.6 million of aborted registration costs associated with the attempted financing of the purchase.

In November 2014, the Company reached an agreement with one of its advisors on the Majestic Mississippi transaction. The advisor agreed to reimburse the Company $0.25 million which was included as a reimbursement of fees incurred in conjunction with the advisor’s services to the Company during 2014.

Keeneland Association, Inc.  On February 26, 2014, we entered into an exclusivity agreement with Keeneland Association, Inc. (“Keeneland”) to own, manage, and operate instant racing and, if authorized, traditional casino gaming at racetracks in Kentucky, subject to completion of definitive documents for each opportunity. On November 17, 2014, both parties agreed to terminate such agreements. The Company was reimbursed $0.2 million of costs incurred in connection with the matter.

11. INCOME TAXES

The income tax benefits attributable to our loss before income taxes consisted of the following (in thousands):

		Year Ended December 31,
		2015	2014
Current:	Federal	$(631)	$(3,436)
	State	(62)	379
		(693)	(3,057)
Deferred:	Federal	600	7,925
	State	12	1,119
	Increase in valuation allowance	(261)	(6,975)
		351	2,069
		$(342)	$(988)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2015		2014
	Percent	Amount	Percent	Amount
Federal income tax benefit at U.S. statutory rate	34.0%	$(564)	35.0%	$(7,641)
State taxes, net of federal benefit	7.8%	(129)	2.6%	(570)
Change in valuation allowance	(15.7)%	261	(31.9)%	6,975
Permanent differences	(7.3)%	121	(0.4)%	92
Credits	5.5%	(91)	—	—
Adjustments to beginning deferred balances	(3.7)%	60	(0.2)%	42
Other	—%	—	(0.6)%	114
	20.6%	$(342)	4.5%	$(988)

Our deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Deferred compensation	$230	$238
Depreciation of fixed assets	52	91
Intangible assets and amortization	7,284	7,249
Net operating loss carry-forwards	1,384	—
Accrued expenses	441	642
Allowance for doubtful accounts	47	199
Other	134	29
Valuation allowance	(7,236)	(6,975)
	2,336	1,473
Deferred tax liabilities:
Depreciation of fixed assets	(772)	(455)
Amortization of indefinite lived intangibles	(1,276)	(926)
Prepaid expenses	(1,085)	(772)
Effect of state taxes on future federal returns	(391)	(200)
Other	(88)	(46)
	(3,612)	(2,399)
	$(1,276)	$(926)

As of December 31, 2015, we had a gross federal net operating loss carry-forward of $3.1 million and state tax carry-forwards of $4.8 million, all of which can be carried forward 20 years and expire after 2035. We also have general business credits of $0.1 million which expire after 2035.

The impairment charges recorded in 2014 resulted in a significant amount of deferred tax assets. In assessing our ability to realize our deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Our assessment evaluated this, plus all other positive and negative evidence in determining the need for a valuation allowance. We assessed the realizability of deferred tax assets and have concluded that we have not met the "more likely than not" threshold. As a result, during 2014, a valuation allowance of $7 million was recorded against federal and certain state deferred tax assets, which also resulted in a tax rate substantially below statutory rates.  As of December 31, 2015, we continue to provide a valuation allowance against our remaining deferred tax assets after being utilized by deferred tax liabilities for all jurisdictions. The impairment charges and the valuation reserve against deferred tax assets have no effect on the actual taxes paid or owed by the Company.

 As of December 31, 2015 and 2014, we had $1.3 million and $0.9 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles for which the timing of the reversal is not determinable and, therefore, does not assure the realization of deferred tax assets or reduce the need for a valuation allowance.

Our 2014 federal tax return resulted in a tax loss which we elected to carry-back to taxable income earned during 2012 in accordance with IRS rules. This carry-back resulted in an income tax refund of $3.7 million during 2015.

When accounting for uncertain tax positions, accounting standards require that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold. It is then measured at the largest amount of benefit that is greater than 50% likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. It is our policy to recognize penalties and interest related to unrecognized tax benefits in the provision for income taxes. Management has made an annual analysis of its state and federal tax returns and concluded that the Company has no recordable liability, as of December 31, 2015 or 2014, for unrecognized tax benefits as a result of uncertain tax positions taken.

As of December 31, 2015, the Company is subject to U.S. federal income tax examinations for the tax years 2012 through 2015. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The nature of our operating leases includes the following as summarized below:

Leased property	Expiration
Grand Lodge Casino facility	August 2023
Land lease of Silver Slipper Casino & Hotel site	April 2058

Additionally, we have less significant operating leases for our corporate offices and other office and warehouse facilities, office equipment, signage and land.

Rent expense for all operating leases for the years ended December 31, 2015 and December 31, 2014 was $3.1 million and $2.9 million, respectively.

The Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows (in thousands):

2016	$2,722
2017	2,969
2018	3,115
2019	3,074
2020	3,058
Thereafter	40,330
$55,268

Grand Lodge Casino Lease.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino through August 31, 2023.  The lease, as amended on December 16, 2015 (and effective as of November 25, 2015), is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The lease has a renewal option, subject to mutual agreement, for an additional five-year term. Monthly rent will increase from $125,000 to

(i) $145,833 commencing on January 1, 2017, and (ii) $166,667 commencing on January 1, 2018. As a condition of the amended lease, the Company is required to purchase new gaming devices and equipment at its sole cost and expense up to $1.5 million and Hyatt is required to renovate the casino at its sole cost and expense up to $3.5 million by February 2017.

We recognized $1.5 million of rent expense related to this lease in each of 2015 and 2014.

Additionally, we entered into an agreement with Hyatt to rent a villa, which includes four rooms, for use by our designated casino guests. The agreement commences June 1, 2016 and includes monthly payments of $41,667, a six-month termination clause which may be exercised by either party, and a maturity date of August 31, 2023, or earlier as defined.

Silver Slipper Casino Land Lease and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino & Hotel is situated (the "Silver Slipper Land Lease"). The Silver Slipper Land Lease includes base monthly payments of $77,500 plus contingent rents of 3% of gross gaming revenue (as defined in the Silver Slipper Land Lease) in excess of $3.65 million. We recognized $1.2 million of rent expense, including $0.2 million of contingent rents, during 2015, and $1 million of rent expense, including $0.06 million of contingent rents, during 2014.

The Silver Slipper Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”) after February 26, 2019 through October 1, 2027, for $15.5 million plus a retained interest in Silver Slipper Casino & Hotel’s operations of 3% of net income (as defined in the Silver Slipper Land Lease), for ten years from the purchase date. In the event that Full House sells or transfers (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above. In either case, we also have an option to purchase only a four-acre portion of the leased land for $2 million, which may be exercised at any time in conjunction with the development of a hotel and which accordingly reduces the purchase price of the remaining land by $2 million. The current term of the land lease is through April 30, 2058.

Bronco Billy's Casino and Hotel Pending Acquisition

On September 27, 2015, through our wholly-owned subsidiary FHR-Colorado LLC, we entered into a definitive purchase and sale agreement to acquire the operating assets and assume certain liabilities of Bronco Billy's in Cripple Creek, Colorado for a purchase price of $30 million, subject to an adjustment for working capital. The transaction is not subject to a financing or due diligence condition, though we performed substantial due diligence prior to execution of the purchase and sale agreement. The Company made a $2.5 million deposit which would be forfeited under most circumstances if the transaction is not consummated. The Bronco Billy's Purchase Agreement may be terminated by Pioneer Group if the closing has not taken place by May 14, 2016, which includes extensions of up to four 30-day periods that we may exercise to obtain required gaming approvals. The fourth extension period requires us to increase our deposit by $100,000 by April 14, 2016.

We intend to finance the acquisition concurrent with the refinancing of our outstanding first and second lien debt. The Company expects to complete its refinancing and close on the pending acquisition in the second quarter of 2016, subject to obtaining the remaining required regulatory approvals and other customary closing conditions.

See Footnote 15 for further information.

American Place Proposal

In August 2015, we responded to a "request for proposal" (RFP) by the Indianapolis Airport Authority with a proposal for a $650 million lifestyle complex, anchored by a modest-sized casino, known as "American Place". Under our proposal, we would act as the "master developer" (as such term is used in the RFP) of the project and plan to seek partners for many of its aspects. The project is contingent, amongst other things, on being selected by the Indianapolis Airport Authority, on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that are licensed to operate in Rising Sun, Indiana, and on obtaining financing for the proposed project. There is no certainty that our proposal will be selected or, if selected, that the proposed project will become a reality.

Litigation

In 2013 and 2014, we expended approximately $1.6 million repairing defects to the parking garage at the Silver Slipper Casino & Hotel. The parking garage was originally built in 2007 and we acquired the property in 2012. We hired outside legal counsel to pursue the reimbursement of such costs from the contractor and architect, who neglected to install certain structural elements required by the building codes. During the third quarter of 2015, the case was dismissed in favor of the defendants, as the statutes of repose had expired and, in the judge's opinion, we had failed to prove elements that would have extended our right to seek reimbursement of the remedial costs. We filed an appeal on November 2, 2015. On November 25, 2015, we entered into a settlement and release agreement with the architect, and on January 12, 2016, we filed an appellate brief in the US District Court of Appeals 5th Circuit with respect to our litigation with the contractor.

Additionally, we are party to a number of pending legal proceedings which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Employment Agreements

The Company has entered into employment agreements with certain of its key employees. The agreements may provide the employee with a base salary, bonus, restricted stock grants, stock options and other customary benefits. Certain agreements also provide for severance in the event the employee resigns with “good reason,” or the employee is terminated without “cause” or due to a “change of control,” as defined in the agreements. The severance amounts vary with the terms of the agreements and may include the acceleration and vesting of certain unvested shares and stock-based awards upon a change of control, along with continuation of insurance costs and certain other benefits.

Defined Contribution Pension Plan

We sponsor a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us.  Matching contributions made by us were $0.3 million for each of 2015 and 2014, excluding nominal administrative expenses assumed.  During 2014, the Company changed its employer contribution rate to 50% up to 4% of compensation for each participating employee, from 100% of the first 3% of compensation, plus 50% of the next 2% of compensation for each participating employee.

Liquidity, Concentrations and Economic Risks and Uncertainties

We are economically dependent upon relatively few investments in the gaming industry.  Future operations could be affected by adverse economic conditions and increased competition, particularly in those areas and their key feeder markets in neighboring states. The effects and duration of these conditions and related risks and uncertainties on our future operations and cash flows, including our access to capital or credit financing, cannot be estimated at this time, but may be significant.

The Company carries cash on deposit with financial institutions that may be in excess of federally-insured limits. However, the extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

13. SHARE-BASED BENEFIT PLANS

2015 Equity Incentive Plan. On March 31, 2015, our board of directors adopted the Full House Resorts, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). Our stockholders approved the 2015 Plan on May 5, 2015, terminating our Amended and Restated 2006 Incentive Compensation Plan (the "2006 Plan"). The 2015 Plan includes shares reserved for issuance of up to 1,400,000 new shares to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have 10-year terms and all awards issued thus far vest on an accelerated basis if there is a change in control of the Company, unless the awards are assumed by the successor as defined.

On May 5, 2015, members of our board of directors were issued 92,715 shares of restricted common stock as partial payment for their service as directors, and various employees of the Company were granted 320,000 stock options with an exercise price of $1.51, the closing price per share on the grant date. The stock options have a three year vesting period and vest ratably each year. As of December 31, 2015, we had 987,285 share-based awards available for grant from the 2015 Plan.

In November 2014, Daniel R. Lee, our President and Chief Executive Officer, was granted 943,834 nonqualified stock options. In January 2015, Lewis Fanger, our Senior Vice President, Chief Financial Officer and Treasurer, was granted 300,000 nonqualified stock options. Each grant was effected outside the 2015 Plan and in connection with their employment. Messrs. Lee and Fanger's stock options will vest with respect to 25% of the shares on the first anniversary of their respective grant dates, and will continue to vest with respect to an additional 1/48th of the shares on each monthly anniversary thereafter.

In conjunction with the Settlement Agreement on November 28, 2014 related to the transition of the Company's Board and Executives (Note 9), the remaining shares of unvested restricted stock under our 2006 Plan vested as of such date.

Stock Options. The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Instrinsic Value
Options outstanding at January 1, 2015	943,834	$1.25
Granted	620,000	$1.44
Exercised	—	—
Canceled/Forfeited	—	—
Options outstanding at December 31, 2015	1,563,834	$1.33	9.05	$537,610
Options exercisable at December 31, 2015	235,959	$1.25	8.91	$99,103

As of December 31, 2015, 235,959 stock options had vested, the remainder were unvested, and none of the unvested options are estimated to be forfeited.

As of December 31, 2015, there was approximately $0.6 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.83 years.

The weighted-average grant date fair value of options granted during the years ended December 31, 2015 and 2014 were $1.44 and $1.25 per share.

Compensation Cost.  We recognized compensation expense of $0.3 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. Share-based compensation expense is included in selling, general and administrative expense on the Consolidated Statements of Operations. Costs associated with accelerating the vesting of shares associated with the termination of Mr. Hilliou’s and Mr. Miller’s employment, as described in Note 9, is included in board and executive transition costs on the Consolidated Statements of Operations.

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	For the year ended December 31,
	2015	2014
Expected volatility	51.3%	60.0%
Expected dividend yield	—%	—%
Expected term (in years)	4.4 years	3.0 years
Weighted average risk free rate	1.34%	0.88%

Expected volatility is based on the historical volatility of our stock price. Dividend yield is based on the estimate of annual dividends expected to be paid at the time of the grant. The expected term considers the contractual term of the option as well as historical exercise and forfeiture behavior.  The risk-free interest rate is based on the rates in effect on the grant date for U.S. Treasury instruments with maturities matching the relevant expected term of the award.

14. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort segments include the Silver Slipper Casino & Hotel in Hancock County, Mississippi; the Rising Star Casino Resort in Rising Sun, Indiana; and the Northern Nevada segment, which consists of the Grand Lodge Casino in Incline Village, Nevada and Stockman’s Casino in Fallon, Nevada.

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

The following tables reflect selected operating information for our reporting segments for the year ended December 31, 2015 and 2014 and include a reconciliation of Adjusted Property EBITDA to operating income (loss) and net income (loss):

Year Ended December 31, 2015 (In thousands)
	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$20,194	$47,557	$56,837	$—	$—	$124,588

Adjusted Property EBITDA	$3,877	$4,005	$9,925	$—	$—	$17,807

Other operating costs and expenses:
Depreciation and amortization	781	2,714	4,383	—	15	7,893
Write-offs, recoveries and asset disposals	80	—	3	—	(446)	(363)
Pre-opening costs	—	—	156	—	—	156
Corporate expenses	—	—	—	—	3,843	3,843
Project development and acquisition costs	—	—	—	—	891	891
Stock compensation	—	—	—	—	343	343
Operating income (loss)	3,016	1,291	5,383	—	(4,646)	5,044
Non-operating expense:
Interest expense, net of amounts capitalized	—	(179)	(18)	—	(6,518)	(6,715)
Other		11	—		1	12
Non-operating expense	—	(168)	(18)	—	(6,517)	(6,703)
Income (loss) before income taxes	3,016	1,123	5,365	—	(11,163)	(1,659)
Provision (benefit) for income taxes	(168)	(343)	307	—	(138)	(342)
Net income (loss)	$3,184	$1,466	$5,058	$—	$(11,025)	$(1,317)

Year Ended December 31, 2014 (In thousands)
	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Revenues, net	$21,222	$51,110	$48,023	$1,066	$—	$121,421

Adjusted Property EBITDA	$4,466	$2,174	$7,501	$1,066	$—	$15,207

Other operating costs and expenses:
Depreciation and amortization	857	2,997	5,312	—	17	9,183
Impairment	—	11,547	—	—	—	11,547
Write-offs, recoveries and asset disposals	—	372	—	—	152	524
Board and executive transition costs	—	—	—	—	2,741	2,741
Corporate expenses	—	—	—	—	4,506	4,506
Project development and acquisition costs	—	—	—	—	296	296
Stock compensation	—	—	—	—	248	248
Operating income (loss)	3,609	(12,742)	2,189	1,066	(7,960)	(13,838)
Non-operating expense:
Interest expense, net of amounts capitalized	—	(203)	(12)	—	(6,057)	(6,272)
Settlement loss	—				(1,700)	(1,700)
Other	(21)	(25)	(16)	—	39	(23)
Non-operating expense	(21)	(228)	(28)	—	(7,718)	(7,995)
Income (loss) before income taxes	3,588	(12,970)	2,161	1,066	(15,678)	(21,833)
Provision (benefit) for income taxes	224	(522)	222	(23)	(889)	(988)
Net income (loss)	$3,364	$(12,448)	$1,939	$1,089	$(14,789)	$(20,845)

Selected balance sheet data as of December 31, 2015 and 2014 is as follows:

At December 31, 2015 (In thousands)
	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Total assets	$12,105	$37,086	$82,621	$—	$10,958	$142,770
Property and equipment, net	6,098	31,391	61,150	—	343	98,982
Goodwill	1,809	—	14,671	—	—	16,480
Liabilities	1,834	9,979	3,389	—	71,045	86,247

At December 31, 2014 (In thousands)
	Casino Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Development/ Management	Corporate	Consolidated
Total assets	$12,471	$39,101	$76,898	$—	$12,474	$140,944
Property and equipment, net	6,656	33,801	54,548	—	35	95,040
Goodwill	1,809	—	14,671	—	—	16,480
Liabilities	1,970	11,543	4,182	—	65,752	83,447

15. SUBSEQUENT EVENTS

Bronco Billy's Colorado Approval

On February 18, 2016, the Colorado Limited Gaming Control Commission approved the Company for the licenses necessary for its pending acquisition of Bronco Billy’s. The Company expects to complete its refinancing and close on the pending acquisition in the second quarter of 2016, subject to obtaining the remaining required regulatory approvals and other customary closing conditions. There is no certainty that the acquisition will be consummated. The Bronco Billy's Purchase Agreement may be terminated by Pioneer Group if the closing has not taken place by May 14, 2016, which includes extensions of up to four 30-day periods we may exercise to obtain required gaming approvals. We have exercised three of our four 30-day extensions, with the fourth extension due on April 14, 2016. The fourth extension period requires us to increase our deposit by $100,000.

First Lien Credit Facility Amendment

Effective March 11, 2016, we entered into the First Lien 6th Amendment to the First Lien Credit Facility, which extended the maturity date for the First Lien Credit Facility from October 1, 2016 to April 1, 2017.

Rising Star Casino Resort Capital Lease Amendment

On March 16, 2016, our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, entered into the first amendment to its capital lease agreement with Rising Sun/Ohio County First, Inc. The amendment extended the initial term of the lease by four years to October 1, 2027, modified the rent payment schedule, and shall cause Gaming Entertainment (Indiana) LLC to make a minimum of $1 million of capital improvements for the benefit of Rising Star Casino Resort, as defined, by March 31, 2017. The modified rents will be reduced from $77,537 per month as follows: (i) to $48,537 per month from April 2016 through March 2017, (ii) to $56,537 per month from April 2017 through March 2018; (iii) to $57,537 per month from April 2018 through March 2019; and (iv) to $63,537 per month from April 2019 through March 2020. Beginning April 1, 2020 through the end of the lease, the scheduled monthly payment shall be $54,326. An annual interest rate of 4.5% was applied to the payment schedule from October 1, 2017 through the lease expiration.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2015, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015 (our “Proxy Statement”) and is incorporated herein by this reference.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the caption “Certain Relationships and Related Transactions” and “Independence of Directors” in our Proxy Statement and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth under the caption “Proposal Two: Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by this reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;

•	Consolidated Balance Sheets as of December 31, 2015 and 2014;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014;

•	Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibit Number	Description
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

2.5
Purchase and Sale Agreement, dated as of September 27, 2015, between Pioneer Group, Inc. and FHR-Colorado LLC (Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K/A filed on October 5, 2015)

3.1	Amended and Restated Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2011)

3.2
Amended and Restated By-laws of Full House Resorts Inc. as amended on October 21, 2014 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2015)

10.1+
Amended and Restated 2006 Incentive Compensation Plan (Effective as of April 26, 2011). (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement as filed with the Securities and Exchange Commission on March 16, 2011)

10.2+	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to Registrant’s Proxy Statement on Schedule 14A filed on April 3, 2015)

10.3+
Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-QSB as filed with the Securities and Exchange Commission on August 14, 2006)

10.4+
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Andre Hilliou. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

10.5+
Employment Agreement, dated July 17, 2007, between Full House Resorts, Inc. and Mark J. Miller. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 20, 2007)

10.6+
Letter Agreement dated November 12, 2012, between Full House Resorts, Inc. and T. Wesley Elam. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2012)

10.7+
Employment Agreement, dated December 7, 2012, between Full House Resorts, Inc. and Deborah J. Pierce. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.8
Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011)

10.9
Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2011)

10.10
First Lien Credit Agreement dated as of June 29, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and Capital One, National Association as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 2012)

10.11
Second Lien Credit Agreement dated as of October 1, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and ABC Funding, LLC as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on October 5, 2012)

10.12
Lease Agreement with Option to Purchase dated as of November 17, 2004, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.13
First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.14
Second Amendment to Lease Agreement with Option to Purchase dated as of September 26, 2012, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.15
Third Amendment to Lease Agreement with Option to Purchase dated as of February 26, 2013, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 6, 2013)

10.16
First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the SEC on April 11, 2013)

10.17
Second Amendment to Casino Operations Lease effective as of November 25, 2015, by and between Gaming Entertainment (Nevada) LLC, a Nevada limited liability company, and Hyatt Equities, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K as filed with the SEC on December 17, 2015)

10.18
Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on August 22, 2013)

10.19
First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 18, 2016)

10.20
First Amendment to First Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.21
Amendment No. 1 to Second Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.22
Standard Form of Agreement Between Owner and Design-Builder dated August 26, 2013 between Silver Slipper Casino Venture, LLC and WHD Silver Slipper, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2013)

10.23
Second Amendment to First Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 22, 2014)

10.24
Amendment No. 2 to Second Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 22, 2014)

10.25
Third Amendment to First Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2015)

10.26
Amendment No. 3 to Second Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 14, 2015)

10.27
Fourth Amendment to First Lien Credit Agreement dated as of May 31, 2015, by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 4, 2015)

10.28
Acknowledgment of First Lien Guarantors dated May 31, 2015 by and between (i) Full House Subsidiary, Inc., Full House Subsidiary II, Inc., Gaming Entertainment (Indiana) LLC, Gaming Entertainment (Nevada) LLC, Stockman’s Casino, and Silver Slipper Casino Venture LLC, and (ii) Capital One, National Association, as Administrative Agent and Collateral Trustee for the Lender Parties (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 4, 2015)

10.29
Acknowledgment of Second Lien Lenders dated May 31, 2015 executed by ABC Funding, LLC as administrative agent and collateral trustee for the Second Lien Lenders (defined below) listed in that certain Second Lien Credit Agreement dated as of October 1, 2012, as amended, by and among the Company, as borrower, the lenders from time to time parties thereto (the “Second Lien Lenders”) and ABC Funding, LLC as administrative agent for the Second Lien Lenders (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on June 4, 2015)

10.30
Fifth Amendment to First Lien Credit Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 10, 2015)

10.31
Amendment No. 4 to Second Lien Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on August 10, 2015)

10.32
Sixth Amendment to First Lien Credit Agreement dated as of March 11, 2016 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2016)

10.33
Joinder Agreement to the First Lien Guaranty Agreement by Robert and Louise Johnson, LLC in favor of Capital One, National Association, as administrative agent for the Lender Parties, dated as of June 30, 2015(Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on August 10, 2015)

10.34
Joinder Agreement to the Second Lien Guaranty Agreement by and between Robert and Louise Johnson, LLC and ABC Funding, LLC, as administrative agent for the Lender Parties, dated as of June 30, 2015(Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on August 10, 2015)

10.35
Settlement Agreement dated as of August 21, 2014 by and among Majestic Star Casino, LLC, Majestic Mississippi, LLC and Full House Resorts, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 27, 2014)

10.36
Settlement Agreement dated November 28, 2014 by and among Full House Resorts, Inc., Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.37+
Employment Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.38+
Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.39+
Employment Agreement dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 4, 2015)

10.40+
Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 4, 2015)

10.41
First Amendment to Settlement Agreement dated as of January 28, 2015 by and among the Company, Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 29, 2015)

10.42
Separation Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Andre M. Hilliou. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.43
Separation Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Mark L. Miller. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2014)

10.44
Amendment to Separation Agreement dated as of February 18, 2015 by and between the Company and Andre M. Hilliou (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2015)

10.45
Amendment to Separation Agreement dated as of February 18, 2015 by and between the Company and Mark L. Miller (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2015)

10.46+	Employment Agreement, dated as of July 21, 2015, by and among Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on July 23, 2015)
21.1*	List of Subsidiaries of Full House Resorts, Inc.

23.1*	Consent of Piercy Bowler Taylor & Kern, independent auditors to the Company

31.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.
+ Executive compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

March 29, 2016	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 29, 2016
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 29, 2016
Lewis A. Fanger, Chief Financial Officer
(Principal Financial Officer)

/s/ KENNETH R. ADAMS	March 29, 2016
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 29, 2016
Carl G. Braunlich, Director

/s/ W. H. BAIRD GARRETT	March 29, 2016
W. H. Baird Garrett, Director

/s/ ELLIS LANDAU	March 29, 2016
Ellis Landau, Director

/s/ KATHLEEN MARSHALL	March 29, 2016
Kathleen Marshall, Director

/s/ CRAIG W. THOMAS	March 29, 2016
Craig W. Thomas, Director

/s/ BRADLEY M. TIRPAK	March 29, 2016
Bradley M. Tirpak, Director