Form 10-Q
period 2016-03-31
FULL HOUSE RESORTS INC
filed 2016-05-05
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 3, 2016, there were 18,969,396 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three months ended March 31,
	2016	2015
Revenues
Casino	$29,130	$26,354
Food and beverage	6,229	5,849
Hotel	1,965	1,279
Other operations	739	638
Gross revenues	38,063	34,120
Less promotional allowances	(6,056)	(5,036)
Net revenues	32,007	29,084
Operating costs and expenses
Casino	14,685	13,732
Food and beverage	1,966	2,100
Hotel	202	120
Other operations	303	268
Selling, general and administrative	11,340	10,844
Project development, acquisition costs and other	287	42
Depreciation and amortization	1,693	1,992
	30,476	29,098
Operating income (loss)	1,531	(14)
Other (expense) income
Interest expense, net of $0 and $0.2 million capitalized	(1,762)	(1,525)
Other	—	12
	(1,762)	(1,513)
Loss before income taxes	(231)	(1,527)
Provision for income taxes	99	228
Net loss	$(330)	$(1,755)
Basic and diluted loss per share	$(0.02)	$(0.09)
Basic and diluted weighted average number of common shares outstanding	18,969	18,877

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$13,115	$14,574
Restricted cash	569	569
Accounts receivable, net of collection allowance of $98 and $121	1,271	1,714
Inventories	1,096	1,125
Prepaid expenses	3,150	2,800
Acquisition deposit	2,500	2,500
	21,701	23,282
Property and equipment, net	97,401	98,982
Other long-term assets
Goodwill	16,480	16,480
Intangible assets, net of accumulated amortization of $7,709 and $7,701	2,202	2,127
Deposits and other	584	541
Deferred tax	55	55
	19,321	19,203
	$138,423	$141,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,910	$4,272
Accrued payroll and other	6,837	6,529
Deferred tax	985	981
Current portion of long-term debt	4,500	6,000
Current portion of capital lease obligation	346	665
	16,578	18,447
Long-term debt, net of current portion	59,476	60,642
Capital lease obligation, net of current portion	5,673	5,505
Deferred tax	446	350
	82,173	84,944
Commitments and contingencies (Notes 3, 7 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,325,991 issued and 18,969,396 shares outstanding	2	2
Additional paid-in capital	46,278	46,221
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	11,624	11,954
	56,250	56,523
	$138,423	$141,467
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance as of January 1, 2016	20,326	$2	$46,221	1,357	$(1,654)	$11,954	$56,523
Stock-based compensation	—	—	57	—	—	—	57
Net loss	—	—	—	—	—	(330)	(330)
Balance as of March 31, 2016	20,326	$2	$46,278	1,357	$(1,654)	$11,624	$56,250

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(330)	$(1,755)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,685	1,492
Amortization of debt costs	384	404
Amortization of player loyalty program, land lease and water rights	8	500
Impairments	—	84
Stock-based compensation	57	37
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	193	257
Income tax receivable	—	3,095
Prepaid expenses, inventories and other	(321)	(768)
Deferred tax	100	228
Accounts payable and accrued expenses	79	(1,988)
Net cash provided by operating activities	1,855	1,586
Cash flows from investing activities:
Purchase of property and equipment	(237)	(4,900)
Proceeds from repayment of tribal advance	250	—
Deposits and other	(74)	(234)
Net cash used in investing activities	(61)	(5,134)
Cash flows from financing activities:
First Term Loan borrowings	—	4,461
First Term Loan repayments	(3,000)	—
Revolving Loan repayments, net	—	(2,000)
Repayment of capital lease obligation	(151)	(190)
Debt costs and other	(102)	(25)
Net cash (used) provided by financing activities	(3,253)	2,246

Net decrease in cash and equivalents	(1,459)	(1,302)
Cash and equivalents, beginning of period	14,574	15,639
Cash and equivalents, end of period	$13,115	$14,337
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,309	$1,053
Cash (received) paid for income taxes	$—	$(3,160)
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$73	$1,331

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

We currently own and operate three casino properties and operate a fourth casino subject to a lease, as follows:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel (owned, subject to a land lease)	2012	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (owned)	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino (owned)	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Rising Star and Silver Slipper are currently distinct segments. See Note 11 for further information.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2015 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Income taxes. For interim income tax reporting, it was determined that the Company's annual effective tax rate could not be reasonably estimated. As a result, the actual year-to-date effective tax rate was used to determine the tax expense incurred during the three months ended March 31, 2016. During the period ended March 31, 2015, the Company estimated its annual effective tax rate and applied it to its year-to-date pretax loss.

Earnings (loss) per share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including stock options and unvested restricted shares using the treasury stock method.
For the three months ended March 31, 2016 and 2015, all potentially dilutive securities, totaling 1,563,834 and 1,243,834 shares, were excluded from the earnings (loss) per share computation, as their effect would be anti-dilutive. These securities could potentially dilute basic earnings per share in the future.

Debt issuance costs. In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amortization of such costs will continue to be reported as interest expense. Accordingly, the Company has adopted this accounting standard and reclassified the prior-period amounts to conform to the current-period presentation.

Other reclassifications. Certain minor reclassifications have been made to prior period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or retained earnings.

Recently issued accounting standards. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

Management believes that there are no other recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.
3. PENDING ACQUISITION & SUBSEQUENT EVENT

On September 27, 2015, the Company, through its newly formed subsidiary FHR-Colorado LLC, entered into an asset purchase agreement (the "Bronco Billy's Purchase Agreement") with Pioneer Group, Inc., a Nevada corporation (“Pioneer Group”), pursuant to which the Company would acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel (“Bronco Billy’s”) in Cripple Creek, Colorado for a purchase price of $30.0 million. We intend to finance the acquisition concurrent with the refinancing of our outstanding first and second lien debt.

On February 18, 2016, the Colorado Limited Gaming Control Commission approved the Company for the licenses necessary for its pending acquisition of Bronco Billy’s. The Company expects to complete its refinancing and close on the pending acquisition in the second quarter of 2016, subject to obtaining the remaining required regulatory approvals and other customary closing conditions. The Bronco Billy's Purchase Agreement may be terminated by Pioneer Group if the closing has not taken place by May 14, 2016, which includes extensions of four 30-day periods we have exercised to obtain required gaming approvals.
4. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Land and improvements	$12,659	$12,657
Buildings and improvements	90,694	90,636
Furniture and equipment	31,932	31,899
Construction in progress	23	13
	135,308	135,205
Less accumulated depreciation	(37,907)	(36,223)
	$97,401	$98,982
5. GOODWILL AND OTHER INTANGIBLES

At least annually during the fourth quarter, or more frequently when there is a material change in circumstances that could have a negative effect, the Company performs an assessment of its goodwill and other indefinite-lived intangible assets to determine if the carrying value of such assets exceeds the fair value. No change in circumstances that would trigger an evaluation was observed during the three months ended March 31, 2016, or subsequently.

6. LONG-TERM DEBT

Long-term debt consisted of the following:

(In thousands)	March 31, 2016
	(unaudited)
	Outstanding Principal	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$43,000	$(559)	$42,441
Revolving Loan	2,000	—	2,000
Second Term Loan	20,000	(465)	19,535
	65,000	(1,024)	63,976
Less current portion	(4,500)	—	(4,500)
	$60,500	$(1,024)	$59,476

(In thousands)	December 31, 2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$46,000	$(777)	$45,223
Revolving Loan	2,000	—	2,000
Second Term Loan	20,000	(581)	19,419
	68,000	(1,358)	66,642
Less current portion	(6,000)	—	(6,000)
	$62,000	$(1,358)	$60,642

First and Second Lien Credit Facilities. The First Lien Credit Facility, including the Revolving Loan, and Second Lien Credit Facility are secured by substantially all of our assets. Effective March 11, 2016, we amended the First Lien Credit Facility which extended the maturity date to April 1, 2017. With the exception of FHR-Colorado LLC, which was recently formed to acquire Bronco Billy's, our principal wholly-owned subsidiaries guarantee our obligations under the credit facilities.

First Lien Credit Facility

The First Lien Credit Facility provided for the First Term Loan (including a $10 million construction term loan used to build the hotel at Silver Slipper Casino & Hotel) and the Revolving Loan for up to $5 million. Interest-only payments are due monthly and principal payments of $1.5 million are due quarterly.

As of March 31, 2016, the interest rate was 4.75% (LIBOR or 1.0%, plus a 3.75% margin). We also maintain a prepaid interest rate cap for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%. The interest rate cap terminates on June 29, 2016.

Second Lien Credit Facility

The Second Lien Credit Facility provided for a term loan in an amount up to $20 million and is subordinate to the First Lien Credit Facility. It requires interest-only payments that are due monthly and matures on April 1, 2017.

As of March 31, 2016, the interest rate was 14.25% and varies between 13.25% and 15.25% based upon our leverage ratio (as defined).

The First and Second Lien Credit Facilities contain customary restrictive covenants, including a maximum total leverage ratio, maximum first lien leverage ratio, and a fixed charge coverage ratio. These financial covenant ratios currently are as follows:

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

We were in compliance with our covenants, as amended, as of March 31, 2016. There can be no assurances that we will remain in compliance with all covenants in all future periods.
7. CAPITAL LEASE OBLIGATION

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC ("GEI"), leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At March 31, 2016, such net amount was $6.0 million. Upon expiration of the lease term, either (i) the Landlord has the right to sell the hotel to us, or (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs. The hotel lease agreement is not guaranteed by the parent company or any subsidiary.

On March 16, 2016, the hotel lease agreement was amended. The amendment extended the initial term of the lease by four years to October 1, 2027 and modified the rent payment schedule. The rental rate has been reduced from $77,537 per month as follows: (i) to $48,537 per month from April 2016 through March 2017, (ii) to $56,537 per month from April 2017 through March 2018; (iii) to $57,537 per month from April 2018 through March 2019; and (iv) to $63,537 per month from April 2019 through March 2020. Beginning April 1, 2020 through the end of the lease, the scheduled monthly payment shall be $54,326. The amendment also requires the Company to make certain improvements to the Rising Star Casino Resort of at least $1 million by March 31, 2017 which the Company had been planning.

8. INCOME TAXES

We incurred income tax expense of $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The Company's effective income tax rate for the three months ended March 31, 2016 was -43.0% compared to an effective tax rate of -14.9% during the corresponding prior-year period. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of our valuation allowance and permanent items. During 2016, we continued to provide a valuation allowance against the deferred tax assets that remain after being utilized by deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets. Our annual effective tax rate cannot be reasonably estimated.
9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In addition to the following leases, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent will increase from $125,000 to (i) $145,833 commencing on January 1, 2017, and (ii) $166,667 commencing on January 1, 2018. As a condition of the lease, the Company is required to purchase new gaming devices and equipment at its sole cost and expense of approximately $1.5 million and Hyatt is required to renovate the casino at its sole cost and expense of approximately $3.5 million by February 2017.

We also have an agreement with Hyatt to rent a villa for use by our designated casino guests commencing on June 1, 2016. The villa is a free-standing building and consists of two, two-bedroom suites. The agreement includes monthly payments of $41,667, a six-month termination notification clause which may be exercised by either party, and a maturity date of August 31, 2023, or earlier as set forth therein.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino & Hotel is situated (the "Silver Slipper Land Lease"). The Silver Slipper Land Lease includes base monthly payments of $77,500 plus contingent rents of 3% of gross gaming revenue (as defined in the Silver Slipper Land Lease) in excess of $3.65 million.

The Silver Slipper Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”) after February 26, 2019 through October 1, 2027, for $15.5 million plus a seller retained interest in Silver Slipper Casino & Hotel’s operations of 3% of net income (as defined in the Silver Slipper Land Lease), for ten years from the purchase date. In the event that we sell or transfer (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) our membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above. In either case, we also have an option to purchase only a four-acre portion of the leased land for $2 million, which may be exercised at any time in conjunction with the development of a hotel and which accordingly reduces the purchase price of the remaining land by $2 million.

Litigation

In 2013 and 2014, we expended approximately $1.6 million to repair defects to the parking garage at the Silver Slipper Casino & Hotel. The parking garage was originally built in 2007 and we acquired the property in 2012. We hired outside legal counsel to pursue the reimbursement of such costs from the contractor and architect, who neglected to install certain structural elements required by the building codes. During the third quarter of 2015, the case was dismissed in favor of the defendants, as the statutes of repose had expired and, in the judge's opinion, we had failed to prove elements that would have extended our right to seek reimbursement of the remedial costs. We filed an appeal on November 2, 2015. On November 25, 2015, we entered into a settlement and release agreement with the architect, and on January 12, 2016, we filed an appellate brief in the US District Court of Appeals

5th Circuit with respect to our litigation with the contractor. On February 26, 2016, the contractor filed its response brief, and on March 21, 2016, we filed our appellant reply brief.

Additionally, we are party to a number of pending legal proceedings which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
10. SHARE-BASED BENEFIT PLANS

2015 Equity Incentive Plan. As of March 31, 2016, we had 987,285 share-based awards available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information related to our common stock options as of March 31, 2016:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2016	1,563,834	$1.33
Granted	—	n/a
Exercised	—	n/a
Canceled/Forfeited	—	n/a
Options outstanding at March 31, 2016	1,563,834	$1.33
Options exercisable at March 31, 2016	379,324	$1.28

Compensation Costs. Stock-based compensation expense totaled $57,000 and $37,000 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was approximately $0.6 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

The aggregate intrinsic value of options outstanding was $0.2 million at March 31, 2016. The aggregate intrinsic value represents the total pre-tax intrinsic value that would have been realized by the option holders had all option holders exercised their options on the applicable date. The intrinsic value of a stock option is the excess of our closing stock price on that date over the exercise price, multiplied by the number of in-the-money options.
11. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort segments include the Silver Slipper Casino and Hotel in Hancock County, Mississippi; the Rising Star Casino Resort in Rising Sun, Indiana; and the Northern Nevada segment, which consists of the Grand Lodge Casino in Incline Village, Nevada and Stockman’s Casino in Fallon, Nevada. We no longer have a Development/Management segment as we did not manage any properties for others during the reporting periods.

The Company's management utilizes Adjusted Property EBITDA as the primary profit measure for its segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate-related costs and expenses that are not allocated to each property. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA or Adjusted Property EBITDA should not be construed as an alternative to operating income or net income for use as an indicator of our performance; or as an alternative to cash flows from operating activities for use as a measure of liquidity; or as an alternative to any other measure determined in accordance with GAAP. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA or Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA or Adjusted Property EBITDA information may calculate Adjusted EBITDA or Adjusted Property EBITDA in a different manner.

The following tables reflect selected operating information for our reporting segments for the three months ended March 31, 2016 and 2015 and include a reconciliation of Adjusted Property EBITDA to operating income (loss) and net income (loss):

For the three months ended March 31, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Corporate	Consolidated
Revenues, net	$4,916	$12,246	$14,845	$—	$32,007

Adjusted Property EBITDA	$767	$1,301	$2,661	$—	$4,729

Other operating costs and expenses:
Depreciation and amortization	191	669	829	4	1,693
Corporate expenses	—	—	—	1,161	1,161
Project development and acquisition costs	—	—	—	287	287
Stock compensation	—	—	—	57	57
Operating income (loss)	576	632	1,832	(1,509)	1,531
Non-operating expense:
Interest expense	—	53	4	1,705	1,762
Non-operating expense	—	53	4	1,705	1,762
Income (loss) before income taxes	576	579	1,828	(3,214)	(231)
Provision for income taxes	—	1	98	—	99
Net income (loss)	$576	$578	$1,730	$(3,214)	$(330)

For the three months ended March 31, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Corporate	Consolidated
Revenues, net	$4,245	$11,115	$13,724	$—	$29,084

Adjusted Property EBITDA	$363	$205	$2,696	$—	$3,264

Other operating costs and expenses:
Depreciation and amortization	200	688	1,100	4	1,992
Impairments	80	—	—	4	84
Corporate expenses	—	—	—	1,123	1,123
Project development and acquisition costs	—	—	—	4	4
Pre-opening	—	—	38	—	38
Stock compensation	—	—	—	37	37
Operating income (loss)	83	(483)	1,558	(1,172)	(14)
Non-operating expense:
Interest expense, net of amounts capitalized	—	42	5	1,478	1,525
Other	—	(11)	—	(1)	(12)
Non-operating expense	—	31	5	1,477	1,513
Income (loss) before income taxes	83	(514)	1,553	(2,649)	(1,527)
Provision for income taxes	2	2	219	5	228
Net income (loss)	$81	$(516)	$1,334	$(2,654)	$(1,755)

Selected balance sheet data as of March 31, 2016 and December 31, 2015 follows:

As of March 31, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Corporate	Consolidated
Total assets	$11,435	$35,957	$80,889	$10,142	$138,423
Property, equipment and capital lease, net	5,909	30,735	60,411	346	97,401
Goodwill	1,809	—	14,671	—	16,480
Liabilities	1,818	10,108	3,216	67,031	82,173

As of December 31, 2015
(In thousands)
	Casino/Resort Operations
	Northern Nevada	Rising Star Casino Resort	Silver Slipper Casino & Hotel	Corporate	Consolidated
Total assets	$12,105	$37,141	$82,621	$9,600	$141,467
Property, equipment and capital lease, net	6,098	31,391	61,150	343	98,982
Goodwill	1,809	—	14,671	—	16,480
Liabilities	1,834	10,034	3,389	69,687	84,944

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2015, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”, except where stated or the context otherwise indicates.

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

Our portfolio consists of the following:

Property	Acquisition Date	Location
Silver Slipper Casino & Hotel (owned, subject to a land lease)	2012	Hancock County, MS (near New Orleans)
Rising Star Casino Resort (owned)	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino (owned)	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

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

Our mission is to maximize shareholder value. We seek to increase revenues by providing our guests with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include local, value-oriented gaming customers who represent a high potential for repeat visits; generating customer satisfaction and loyalty is a critical component of our strategy. We also have drive-in tourist patrons whom we can entice for repeat visits. We continuously focus on improving the operating margins of our existing properties through a combination of top-line revenue growth and careful expense management. We also assess growth and development opportunities, which can include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Debt Amendment

Effective March 11, 2016, we entered into the First Lien 6th Amendment to the First Lien Credit Facility, which extended the maturity date for the First Lien Credit Facility from October 1, 2016 to April 1, 2017.

Bronco Billy's Pending Acquisition

On September 27, 2015, through our wholly-owned subsidiary FHR-Colorado LLC, we entered into a definitive purchase and sale agreement with Pioneer Group, Inc. to acquire the operating assets and assume certain liabilities of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado for a purchase price of $30.0 million, subject to an adjustment for working capital ("Bronco Billy's Purchase Agreement"). Accordingly, we made a non-refundable (except under certain conditions) deposit of $2.5 million which will be credited against the purchase price upon closing. The Bronco Billy's Purchase Agreement may be terminated by Pioneer Group, Inc. if the closing has not taken place by May 14, 2016. We intend to finance the acquisition concurrent with the refinancing of our outstanding first and second lien debt.

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

Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three months ended March 31, 2016 and 2015:

(In thousands)	Three Months Ended March 31,		Percent Change
	2016	2015
Net revenues	$32,007	$29,084	10.1%
Operating expenses	30,476	29,098	4.7%
Operating income (loss)	1,531	(14)	NM
Interest expense and other, net	1,762	1,513	16.5%
Income tax expense	99	228	(56.6)%
Net loss	$(330)	$(1,755)	(81.2)%

NM - not meaningful

(In thousands)	Three Months Ended March 31,		Percent Change
	2016	2015
Casino revenues
Slots	$24,276	$22,466	8.1%
Table games	4,744	3,796	25.0%
Other	110	92	19.6%
	29,130	26,354	10.5%
Non-casino revenues, net
Food and beverage	2,042	2,158	(5.4)%
Hotel	302	153	97.4%
Other	533	419	27.2%
	2,877	2,730	5.4%
Total net revenues	$32,007	$29,084	10.1%

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2016 and 2015.

Revenues. Casino revenues increased at each of our properties, causing a 10.1% increase in consolidated net revenues. At Silver Slipper, the completion of the new hotel in September 2015 helped drive an increase in customers and slot revenue. At Rising Star, marketing enhancements and other customer-focused initiatives resulted in increases in both slot and table games revenue. At our Northern Nevada segment, Grand Lodge Casino experienced an increase in casino revenues primarily due to an improved ski season in the Lake Tahoe region and an increased table games hold percentage, while Stockman's casino revenues increased due to modest physical improvements at the property and marketing enhancements.

See further information within our reportable segments described below.

Operating expenses. Consolidated operating expenses increased 4.7% primarily as a result of increased casino expenses and selling, general and administrative costs, partially offset by a decrease in depreciation and amortization. Casino expenses increased $1.0 million, which included a $0.7 million increase at Silver Slipper as a result of increased promotional costs and gaming taxes. Selling, general and administrative costs increased $0.5 million, primarily at Silver Slipper. Depreciation and amortization expense decreased $0.3 million primarily due to fully amortized intangible assets at Silver Slipper.

See further information within our reportable segments described below.

Interest expense. Interest expense consists of the following:

(In thousands)	Three Months Ended March 31,
	2016	2015
Interest cost (excluding loan fee amortization)	$1,378	$1,318
Amortization of loan fees	384	404
Capitalized interest	—	(197)
	$1,762	$1,525

The increase in interest cost above was primarily due to the additional debt incurred to construct the hotel at Silver Slipper, partially offset by a reduction in the First Term Loan balance from recent quarterly principal payments.

 Income tax expense. We recognized income tax expense for the three months ended March 31, 2016 and 2015, which resulted in effective income tax rates of -43.0% and -14.9% during those periods, respectively. Our tax rate differs from the federal statutory rate of 34.0% primarily due to the effects of our valuation allowance and permanent items. During 2016, we continued to provide a valuation allowance against the deferred tax assets that remain after being utilized by deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold, we may reverse some or all of our valuation allowance against our deferred tax assets.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2016 results. Tax losses incurred in 2016 may shelter taxable income in future years, but because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets, as mentioned above.

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Rising Star Casino Resort and the Silver Slipper Casino and Hotel are currently distinct segments. We no longer have a Development/Management segment as we did not manage any properties for others during the reporting periods.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See "Non-GAAP Measures" for additional information.

(In thousands)	Three Months Ended March 31,		Percent Change
	2016	2015
Net revenues
Silver Slipper Casino and Hotel	$14,845	$13,724	8.2%
Rising Star Casino Resort	12,246	11,115	10.2%
Northern Nevada Casinos	4,916	4,245	15.8%
	$32,007	$29,084	10.1%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$2,661	$2,696	(1.3)%
Rising Star Casino Resort	1,301	205	534.6%
Northern Nevada Casinos	767	363	111.3%
Corporate	(1,161)	(1,123)	3.4%
	$3,568	$2,141	66.7%

Silver Slipper Casino and Hotel

Net revenues increased 8.2% for the quarter ended March 31, 2016 compared to the prior-year period. This increase was primarily due to the opening of the hotel in phases between May and September 2015, which resulted in growth in both customer counts and gaming volumes. Slot revenue increased 8.3%, table games revenue rose 12.5% and non-gaming net revenues (principally food and beverage revenues) grew 2.3%.

     Adjusted Property EBITDA decreased slightly compared to the prior-year period, attributable to increased operating expenses which offset the net revenue increase. Casino expenses rose by $0.7 million, primarily as a result of increased promotional costs related to the opening of the new hotel, food and beverage promotions, and gaming taxes due to higher gaming revenues. Selling, general and administrative costs increased $0.6 million due to several items, including certain legal fees related to the garage litigation, property taxes and marketing costs. Depreciation and amortization expense decreased $0.3 million primarily due to fully-amortized customer loyalty programs that were part of the purchase price allocation in the 2012 acquisition. Adjusted Property EBITDA margin for the quarter decreased to 17.9% from 19.6% in the prior-year period, primarily reflecting the operations of the hotel, which was not open in the prior-year period.

Rising Star Casino Resort

Net revenues increased 10.2% for the quarter ended March 31, 2016 compared to the prior-year period primarily due to marketing enhancements and other customer-focused initiatives. Slot revenue increased 8.4% and table games revenue increased 19.7%, while non-gaming net revenues (including food and beverage, hotel, golf and retail) increased 11.1%.

Adjusted Property EBITDA increased substantially compared to the prior-year period, attributable to the revenue increases discussed above and careful expense management. As a result of operating costs remaining flat during the quarter, Adjusted Property EBITDA margin for the quarter increased to 10.6% from 1.8% in the prior-year period.

On March 16, 2016, we entered into the first amendment to our capital lease agreement related to our leased hotel. The amendment extended the initial term of the lease by four years to October 1, 2027, modified the rent payment schedule by lowering our monthly payments, and requires us to make a minimum of $1 million of capital improvements for the benefit of Rising Star by March 31, 2017.

All casinos as currently allowed by law in Indiana and Ohio have now opened. Kentucky does not permit casino gaming. However, a Kentucky Supreme Court decision in 2014 may permit a horse racing track in northern Kentucky to install slot machine-like devices. Also, the Indiana legislature passed legislation to allow table games at racetracks beginning in 2020. Although Indiana's two racetracks are not currently allowed to have table games with live dealers, they do offer electronic table games at their facilities. We believe these prospective and potential increases in competition are much more limited than the legalization and opening of a significant number of casinos in Ohio, which adversely affected the property over the past several years.

Northern Nevada

Net revenues increased 15.8% for the quarter ended March 31, 2016 compared to the prior-year period, primarily a result of the improved ski season in the Lake Tahoe region and increased table games hold at the Grand Lodge Casino. Snow levels for the 2015/2016 ski season were above average and resulted in an increase in customers, as compared with below average snowfall in the prior-year period. These factors helped cause a 57.9% increase in table games revenue and a 6.2% increase in slot revenue for our Northern Nevada segment.

At Grand Lodge Casino, table games volume increased 25.5%, table games hold increased to 17.6% from 13.9%, and slot volume increased 9.7% from the prior-year period. These increases resulted in a 19.3% increase in casino revenue.

At Stockman's Casino, cosmetic facility improvements, marketing enhancements, and certain management and operational changes from mid-2015 helped result in a 12.4% increase in casino revenue.

Adjusted Property EBITDA for the Northern Nevada segment increased primarily due to the revenue increases described above. Adjusted Property EBITDA margin for the quarter increased to 15.6% from 8.6% in the prior-year quarter.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, the winter months can be affected by snowfall. The Grand Lodge Casino draws customers from several nearby ski resorts, including Alpine Meadows, Northstar and Squaw Valley.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, board and executive transition costs, project development and acquisition costs, and non-cash share based compensation expense. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported generally accepted accounting principles in the United States of America (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industry, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property. Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under GAAP. Accordingly, these measures should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to operating income (loss) and net loss:

(In thousands)	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$3,568	$2,141
Depreciation and amortization	(1,693)	(1,992)
Impairments	—	(84)
Preopening	—	(38)
Project development & acquisition costs	(287)	(4)
Stock compensation	(57)	(37)
Operating income (loss)	1,531	(14)
Non-operating expense (income)
Interest expense	(1,762)	(1,525)
Other	—	12
	(1,762)	(1,513)
Income (loss) before income taxes	(231)	(1,527)
Provision for income taxes	99	228
Net loss	$(330)	$(1,755)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the three months ended March 31, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino & Hotel	$1,832	$829	$—	$—	$2,661
Rising Star Casino Resort	632	669	—	—	1,301
Northern Nevada Casinos	576	191	—	—	767
	3,040	1,689	—	—	4,729
Other operations
Stock compensation	(57)	—	—	57	—
Corporate	(1,452)	4	287	—	(1,161)
	(1,509)	4	287	57	(1,161)
	$1,531	$1,693	$287	$57	$3,568

For the three months ended March 31, 2015
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Impairments	Pre-opening	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino & Hotel	$1,558	$1,100	$—	$—	$38	$—	$2,696
Rising Star Casino Resort	(483)	688	—	—	—	—	205
Northern Nevada Casinos	83	200	—	80	—	—	363
	1,158	1,988	—	80	38	—	3,264
Other operations
Stock compensation	(37)	—	—	—	—	37	—
Corporate	(1,135)	4	4	4	—	—	(1,123)
	(1,172)	4	4	4	—	37	(1,123)
	$(14)	$1,992	$4	$84	$38	$37	$2,141

Operating expenses deducted to arrive at operating income (loss) in the above tables included facility rent related to the Silver Slipper of $0.3 million for both periods presented and facility rent at the Northern Nevada segment of $0.5 million and $0.4 million for the three months ended 2016 and 2015, respectively. Capital lease payments of $0.2 million in both three-month periods related to Rising Star’s hotel are not deducted.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2016, we had $13.1 million of unrestricted cash and equivalents and $3 million of our $5 million Revolving Loan under our First Lien Credit Facility was available for draw. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants. Management currently estimates that approximately $12 million of cash and cash equivalents is required for the day-to-day operations of the Company.

Excluding our pending acquisition of Bronco Billy's, we believe that our existing cash balances, cash flows from operations, and availability under our Revolving Loan will meet our financial and operating obligations over the next twelve months. However, we will continue to closely monitor and manage our cash position given the current economic environment. Our First Lien and Second Lien Credit Facilities mature on April 1, 2017, and we are currently in the process of refinancing our debt in order to meet our debt service requirements, as we are unlikely to generate sufficient cash flow from operations to repay the principal of our existing debts upon their scheduled maturities. Additionally, we believe the refinancing of our debt, which has not yet been finalized, will include an increased facility amount for the Bronco Billy's purchase obligations. This increase will enable us to fund the Bronco Billy's acquisition and we believe it will allow us to meet our long-term liquidity requirements, including funding our operations, capital expenditures and debt service requirements. If our sources of capital are inadequate to fund our long-term liquidity requirements, we will attempt to procure additional debt or equity financing. Management believes that, in the current capital markets and given the Company's positive trends, we will be able to refinance our debt on acceptable terms. There is no certainty, however, that we will be successful in doing so, or that we will be able to successfully fund our pending acquisition of Bronco Billy's.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs.

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the three months ended March 31, 2016 was $1.9 million compared to $1.6 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2016 was $0.1 million. Cash used in investing activities during the prior-year period was $5.1 million, which primarily reflected construction of the hotel at Silver Slipper.

 Cash flows - financing activities. On a consolidated basis, cash used by financing activities during the three months ended March 31, 2016 was $3.3 million, which primarily included $3.0 million of principal payments on the First Term Loan. Cash provided by financing activities for the prior-year period was $2.2 million, which primarily included $4.5 million of First Term Loan borrowings for the construction of the hotel at Silver Slipper partially offset by $2.0 million of payments on the Revolving Loan.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. At March 31, 2016, we had $4.5 million of current debt and $40.5 million of debt maturing in April 2017 under our First Lien Credit Facility, including quarterly principal payments of $1.5 million. Our Second Lien Credit Facility has no quarterly principal payment requirements, but matures in April 2017. We expect to meet our debt maturities and planned capital expenditure requirements over the next twelve months primarily through the refinancing of our First and Second Lien Credit Facilities, future anticipated operating cash flows, cash and cash equivalents, and available borrowings under our First Lien Credit Facility; however, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to refinance our credit facilities or to generate sufficient operating cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Our lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino contains an option for Hyatt, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Additionally, monthly rent will increase from $125,000 to (i) $145,833 commencing on January 1, 2017, and (ii) $166,667 commencing on January 1, 2018 through maturity.

We expect to make the following capital investments during 2016:

Bronco Billy's Pending Acquisition - We expect to invest approximately $27.4 million for the remainder of the $30 million acquisition cost of Bronco Billy's. We intend to finance this acquisition in connection with the refinancing of our outstanding First and Second Lien Credit Facilities.

Grand Lodge Casino - Under the terms of the lease amendment effective November 25, 2015, we will purchase new gaming devices and equipment at our sole cost and expense of approximately $1.5 million. We currently expect to fund a portion of the $1.5 million during 2016 from working capital, with the remainder being invested in 2017.

Stockman's Casino - We are evaluating the construction of a new parking lot and certain other enhancements at the property.

Rising Star Casino Resort - The amendment to the capital lease agreement on March 16, 2016 requires us to invest a minimum of $1 million in capital expenditures to the Rising Star Casino Resort by March 31, 2017. We expect to invest substantially more than $1 million and are currently evaluating several potential enhancements relative to our capital resources. These improvements may include, but are not limited to, (i) re-branding and re-naming the steakhouse; (ii) renovating the lower level of the boat to add a new restaurant concept; (iii) implementation of a ferry boat service to Kentucky; (iv) construction of an RV park; and/or (v) refurbishment of a portion of the casino. We currently expect to fund a significant portion of the $1 million during 2016 from working capital.

Additionally, we may fund other various capital expenditure projects, depending on our financial resources. Our capital expenditures can fluctuate due to our decisions with respect to strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful.

Subject to the effects of the economic uncertainties discussed above, we believe that adequate financial resources will be available to execute our current growth plan from a combination of operating cash flows and external debt and equity financing. However, there can be no assurances of our ability to continue expanding.

We evaluate projects on a number of factors, including profitability forecasts, length of the development period, the regulatory and political environment, and the ability to secure the funding necessary to complete the development or acquisition, among other considerations. No assurance can be given that any additional projects will be pursued or completed or that any completed projects will be successful.

American Place Proposal

In August 2015, we responded to a "request for proposal" (RFP) by the Indianapolis Airport Authority ("Airport Authority") with a proposal for a $650 million lifestyle complex, anchored by a modest-sized casino, known as "American Place". Under our proposal, we would act as the "master developer" (as such term is used in the RFP) of the project and plan to seek partners for many of its aspects. The project is contingent, amongst other things, on being selected by the Airport Authority, on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that are licensed to operate in Rising Sun, Indiana, and on obtaining financing for the proposed project. There is no certainty that our proposal will be selected or, if selected, that the proposed project will become a reality. We are aware of at least one other proposal, which would include a sports medical complex and a 20,000-seat sports stadium. In March 2016, the Airport Authority indicated that it was canceling the RFP process, but intended to continue to seek development of the site in a manner that would be beneficial to Indianapolis and the state of Indiana.

Silver Slipper Casino & Hotel

The total cost of the completed hotel was approximately $20.6 million, including the amount mentioned below. This includes the cost under the guaranteed maximum price contract the Company had with the general contractor for construction of the hotel. Certain subcontractors who contracted directly with the general contractor alleged they are owed monies by such general contractor. The Company recently deposited $467,439 with the Chancery Court of Hancock County, Mississippi, which we believe resolves its remaining responsibility with regard to the hotel construction.

Credit Facilities

As of March 31, 2016, our debt consisted primarily of the First and Second Lien Credit Facilities secured by substantially all of our assets and guaranteed by our wholly-owned subsidiaries, except for the subsidiary FHR-Colorado LLC, which was formed to acquire Bronco Billy's.  The First Lien Credit Facility provided for a term loan including a $10 million construction term loan (together, the "First Term Loan") and a $5 million Revolving Loan. The Second Lien Credit Facility consists of a $20 million term loan due April 1, 2017, and is subordinate to the First Lien Credit Facility.

First Lien Credit Facility

As of March 31, 2016, we had $45 million of principal indebtedness outstanding under our First Lien Credit Facility. This amount includes all proceeds from the construction portion of the term loan, approximately $569,000 of which remain in a restricted cash account. We expect that the $569,000 of restricted cash will be released to us once the final construction costs of the new hotel are resolved.

On March 11, 2016, the maturity date of the First Lien Credit Facility was extended from October 1, 2016 to April 1, 2017.

During the first quarter of 2016, we made $3.0 million of principal payments on the First Term Loan. These payments were made in accordance with the amended terms of our First Lien Credit Facility, which required repayments of $1.5 million on each of January 1, 2016 and April 1, 2016. We have elected to pay interest on the First Lien Credit Facility based on the greater of the elected London Interbank Offered Rate (“LIBOR”) rate or 1.0%, plus a margin rate. LIBOR rate elections can be made based on a 30-day, 60-day, 90-day or 180-day LIBOR, and margins are adjusted quarterly. As of March 31, 2016, the interest rate on the balance outstanding of the First Lien Credit Facility was 4.75%, based on the 1.0% minimum rate plus a 3.75% margin. In accordance with the terms of the First Lien Credit Facility, we maintained a prepaid interest rate cap for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%, which terminates on June 29, 2016.

There is no prepayment premium associated with this facility.

Second Lien Credit Facility

As of March 31, 2016, we had principal obligations of $20 million for the Second Lien Credit Facility, which matures April 1, 2017. The interest rate is variable within a range of 13.25% and 15.25%, depending upon our leverage ratio (as defined) at the end of each quarterly period. As of March 31, 2016, the interest rate for our Second Lien Credit Facility was 14.25%.

The prepayment premium for the Second Lien Credit Facility was 0.50% through April 1, 2016 and no prepayment premium applies thereafter.

Covenants

 The First Lien Credit Facility and Second Lien Credit Facility contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; make fundamental changes; dispose of assets; and change the nature of our business. The First Lien Credit Facility and Second Lien Credit Facility require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA (as defined in the respective credit facility) against outstanding debt and fixed charges (as defined in the respective credit facility). A capital expenditure ratio must also be maintained which requires that we invest at least 1.5%, and no more than 5%, of our prior-year revenues in our operating properties, excluding costs related to the Silver Slipper hotel project. The First Lien Credit Facility and Second Lien Credit Facility currently define Adjusted EBITDA as net income (loss) plus (a) interest expense, (b) provisions for income taxes, and (c) depreciation and amortization, and further adjusted to eliminate the impact of certain items that are either non-cash items or are not indicative of ongoing operating performance such as (d) extraordinary gains and losses (including non-cash impairment charges), (e) non-cash stock compensation expense, (f) certain acquisition costs, including the Company’s canceled acquisition of the Fitz Tunica Casino & Hotel (g) costs related to the Company’s canceled S-1 registration statement filed in early 2014, (h) board and management transition expenses from the changes enacted in 2014 (i) preopening and development costs for the construction of the hotel at Silver Slipper, and (j) joint venture net income, unless such net income has actually been received by the Company in the form of cash dividends or distributions. For purposes of our covenants, we also received pro forma credit for gaming tax reductions implemented in Indiana in 2014 and the first quarter of 2015.

The revised financial covenant ratios at March 31, 2016, as detailed in the First Lien 5th Amendment and Amendment No. 4 to the Second Lien Credit Facility, are stated in the tables below:

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

We were in compliance with our covenants, as amended, as of March 31, 2016. There can be no assurances that we will remain in compliance with all covenants in all future periods or that, if there is a breach, lenders will waive such breach.

The First Lien Credit Facility and Second Lien Credit Facility also include other customary events of default, including, among other things: non-payment; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; limitations on our ability to repurchase shares or pay dividends; and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First Lien Credit Facility or Second Lien Credit Facility or by law.

We are required to make prepayments under the First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility.

The summary of principal terms of and the amendments to the First Lien Credit Facility and to the Second Lien Credit Facility in this Quarterly Report on Form 10-Q are in all cases subject to the terms of the actual credit agreements and amendments, copies of which are referenced as Exhibits in Part II, Item 6 of this Quarterly Form 10-Q and as Exhibits in Part IV to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2016.
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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2015. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2015. There has been no significant change in our critical accounting estimates or policies since the end of 2015.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. We maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings. For additional information, see Part I, Item 1, "Financial Statements" - Note 9 - Litigation.
Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6. Exhibits

10.01
Sixth Amendment to First Lien Credit Agreement dated as of March 11, 2016 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2016)

10.02
First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2016)

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

FULL HOUSE RESORTS, INC.

Date: May 5, 2016	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 5, 2016	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)