Form 10-Q
period 2016-06-30
FULL HOUSE RESORTS INC
filed 2016-08-15
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 12, 2016, there were 19,018,809 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Casino	$31,307	$27,442	$60,437	$53,797
Food and beverage	6,926	6,313	13,154	12,162
Hotel	2,161	1,537	4,126	2,816
Other operations	1,105	1,045	1,845	1,682
Gross revenues	41,499	36,337	79,562	70,457
Less promotional allowances	(6,652)	(5,611)	(12,708)	(10,647)
Net revenues	34,847	30,726	66,854	59,810
Operating costs and expenses
Casino	16,074	14,237	30,759	27,969
Food and beverage	2,308	2,250	4,274	4,350
Hotel	268	238	471	430
Other operations	459	382	762	650
Selling, general and administrative	12,502	10,419	23,842	21,193
Project development and acquisition costs	485	123	772	164
Depreciation and amortization	1,899	2,030	3,591	4,022
	33,995	29,679	64,471	58,778
Operating income	852	1,047	2,383	1,032
Other (expense) income
Interest expense, net of amounts capitalized	(2,230)	(1,523)	(3,992)	(3,047)
Debt modification costs	(601)	—	(601)	—
Adjustment to fair value of warrants and other	(241)	—	(241)	12
	(3,072)	(1,523)	(4,834)	(3,035)
Loss before income taxes	(2,220)	(476)	(2,451)	(2,003)
Provision (benefit) for income taxes	180	(49)	280	179
Net loss	$(2,400)	$(427)	$(2,731)	$(2,182)
Basic and diluted loss per share	$(0.13)	$(0.02)	$(0.14)	$(0.12)
Basic and diluted weighted average number of common shares outstanding	18,997	18,934	18,983	18,906

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$20,639	$14,574
Restricted cash	—	569
Accounts receivable, net of collection allowance of $70 and $121	1,717	1,714
Inventories	1,336	1,125
Prepaid expenses	4,396	2,800
Acquisition deposit	—	2,500
	28,088	23,282
Property and equipment, net	111,889	98,982
Other long-term assets
Goodwill	21,129	16,480
Intangible assets, net of accumulated amortization of $7,717 and $7,701	11,649	2,127
Deposits and other	601	541
Deferred taxes	55	55
	33,434	19,203
	$173,411	$141,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,547	$4,272
Accrued payroll and other	9,327	6,529
Deferred taxes	1,009	981
Current portion of long-term debt	2,250	6,000
Current portion of capital lease obligation	373	665
	17,506	18,447

Warrant liability	815	—
Deferred taxes	604	350
Long-term debt, net of current portion	94,921	60,642
Capital lease obligation, net of current portion	5,553	5,505
	119,399	84,944
Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,375,404 and 20,325,991 issued; and 19,018,809 and 18,969,396 shares outstanding	2	2
Additional paid-in capital	46,441	46,221
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	9,223	11,954
	54,012	56,523
	$173,411	$141,467
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance as of January 1, 2016	20,326	$2	$46,221	1,357	$(1,654)	$11,954	$56,523
Stock-based compensation	49	—	220	—	—	—	220
Net loss	—	—	—	—	—	(2,731)	(2,731)
Balance as of June 30, 2016	20,375	$2	$46,441	1,357	$(1,654)	$9,223	$54,012

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,731)	$(2,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,575	3,023
Amortization of debt issuance costs	639	810
Amortization of player loyalty program, land lease and water rights	16	999
Tribal advance collection allowance reduction	—	(500)
Loss on disposal of assets	76	—
Stock-based compensation	220	228
Change in fair value of stock warrants	241	—
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	(252)	(29)
Income tax receivable	—	3,095
Prepaid expenses, inventories and other	(1,600)	(2,287)
Deferred taxes	282	178
Accounts payable and accrued expenses	1,407	(2,475)
Net cash provided by operating activities	1,873	860
Cash flows from investing activities:
Acquisition of Bronco Billy's, net of cash acquired	(28,394)	—
Purchase of property and equipment	(876)	(8,883)
Restricted cash	569	—
Refunded deposits and other, net	2,604	(456)
Net cash used in investing activities	(26,097)	(9,339)
Cash flows from financing activities:
First Term Loan (repayments) borrowings	(1,000)	7,726
Revolving Loan repayments	(2,000)	—
Second Term Loan borrowings	35,000	—
Repayment of capital lease obligation	(244)	(381)
Debt issuance costs	(1,467)	(25)
Net cash provided by financing activities	30,289	7,320

Net increase (decrease) in cash and equivalents	6,065	(1,159)
Cash and equivalents, beginning of period	14,574	15,639
Cash and equivalents, end of period	$20,639	$14,480
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$3,296	$2,081
Cash (received) paid for income taxes	$—	$(3,160)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable related capital expenditures	$273	$1,215
Issuance of stock warrants	$574	$—
Accounts payable related debt issuance costs	$—	$231

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

On May 13, 2016, the Company completed its acquisition of Bronco Billy's Casino and Hotel and concurrently refinanced its outstanding first and second lien debt. We currently own and operate four casino properties and operate Grand Lodge Casino subject to a space lease, as noted in the table below.

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy's Hotel and Casino	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper, Rising Star, and Bronco Billy's are currently distinct segments. See Note 11 for further information.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s 2015 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

Fair Value Measurements. Fair value measurements affect our accounting and impairment assessments of our long-lived assets, assets acquired in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect our accounting for certain financial assets and liabilities, including our common stock warrant liability. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

The Company utilizes Level 3 inputs when measuring the estimated fair value of common stock warrants at issuance and for periodic changes in the related liability (see Note 6).

Income taxes. For interim income tax reporting, it was determined that the Company's annual effective tax rate could not be reasonably estimated at the present time. As a result, the actual year-to-date effective tax rate was used to determine the tax expense incurred during the three and six months ended June 30, 2016 and 2015.

Earnings (loss) per share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including common stock options, warrants and unvested restricted shares, using the treasury stock method.

For the three and six months ended June 30, 2016 and 2015, all potentially dilutive securities, totaling 3.1 million and 1.6 million shares, were excluded from the loss per share computation, as their effect was anti-dilutive due to the net loss recognized by the Company. These securities could potentially dilute basic earnings per share in the future.

Debt issuance costs. In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The amortization of such costs will continue to be reported as interest expense. Accordingly, the Company has adopted this accounting standard and reclassified the prior-period amounts to conform to the current-period presentation.

Reclassifications. Certain minor reclassifications have been made to prior period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or retained earnings.

Recently issued accounting standards. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in ASC 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

Management believes that there are no other recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.
3. ACQUISITION

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel in Cripple Creek, Colorado from Pioneer Group, Inc. for consideration of $31.1 million, inclusive of an estimate for net working capital. The acquisition included the three licensed operations known as Bronco Billy's Casino, Buffalo Billy's Casino and Billy's Casino (collectively referred to as "Bronco Billy's"). The results of Bronco Billy's operations have been included in the consolidated financial statements since that date. The acquisition was financed primarily through a $35 million increase in our Second Lien Credit Facility (see Note 6). Bronco Billy’s has approximately 803 slot and video poker machines, 13 table games and a 24-guest-room hotel. This acquisition diversifies our operations into a new geographical market and we believe it will provide long-term growth opportunities for our stockholders.

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of completing our valuation analysis and thus these estimates are subject to change.

(In thousands, unaudited)

Cash and equivalents	$2,682
Other current assets	256
Property and equipment	16,194
Goodwill	4,649
Gaming licenses (Intangible)	7,500
Trade names (Intangible)	1,800
Total assets	33,081

Current liabilities	2,005
Total liabilities	2,005

Estimated net assets acquired	$31,076

The $4.6 million of estimated goodwill, which represents the excess of the purchase price over the estimated fair value of the assets purchased, was primarily attributable to expected synergies and the economic benefits arising from other assets acquired that could not be individually identified and separately recognized including the assembled workforce of Bronco Billy's. All of the goodwill is expected to be deductible for income tax purposes.

The intangible assets identified above, including gaming licenses and trade names, were assigned indefinite useful lives.

The Company incurred $0.4 million of acquisition-related costs for the six months ended June 30, 2016 and $0.4 million for the year ended December 31, 2015. These costs are included in the consolidated statements of operations under "Project development and acquisition costs". Also, during the quarter ended June 30, 2016, the Company incurred $1.5 million of debt issuance costs, $0.6 million of warrant issuance costs, and $0.6 million of debt modification expenses in conjunction with the refinanced credit facilities.

From May 13, 2016 through the period ending June 30, 2016, $3.6 million of revenue and $0.8 million of net income related to Bronco Billy's were included in our consolidated statements of operations.

The following unaudited pro forma consolidated income statement includes the results of Bronco Billy's as if the acquisition and related financing transactions occurred on January 1, 2015. The pro forma financial information does not necessarily represent the results that might have actually occurred or may occur in the future. The pro forma amounts include the historical operating results of Full House and Bronco Billy's prior to the acquisition, adjusted only for matters directly attributable to the acquisition, which primarily include interest expense related to the Amended and Restated First and Second Lien Credit Facilities (see Note 6). The pro forma results also reflect adjustments for the impact of depreciation and amortization expense based on the fair value of the fixed assets acquired, tax expense, and the removal of non-recurring expenses directly attributable to the transaction of $1 million and $1.1 million for the three and six months ended June 30, 2016, respectively. The pro forma results do not include any anticipated synergies or other expected benefits from the acquisition.

Pro Forma Consolidated Statement of Operations
(In thousands, unaudited)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net revenues	$37,797	$37,253	$76,066	$72,174
Net loss	(2,144)	(1,573)	(3,485)	(4,148)
Basic and diluted loss per share	(0.11)	(0.08)	(0.18)	(0.22)

4. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Land and improvements	$13,549	$12,657
Buildings and improvements	102,382	90,636
Furniture and equipment	35,579	31,899
Construction in progress	136	13
	151,646	135,205
Less accumulated depreciation	(39,757)	(36,223)
	$111,889	$98,982
5. GOODWILL AND OTHER INTANGIBLES

At least annually during the fourth quarter, or more frequently when there is a material change in circumstances that could have a negative effect, the Company performs an assessment of its goodwill and other indefinite-lived intangible assets to determine if the carrying value of such assets exceeds the fair value. No change in circumstances that would trigger an evaluation occurred during the three and six months ended June 30, 2016, or subsequently.
6. LONG-TERM DEBT AND WARRANT LIABILITY

Long-term debt, related discounts and issuance costs consisted of the following:

(In thousands)	June 30, 2016
	(unaudited)
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$45,000	$—	$(691)	$44,309
Revolving Loan	—	—	—	—
Second Term Loan	55,000	(551)	(1,587)	52,862
Total debt including current maturities	100,000	(551)	(2,278)	97,171
Less current portion	(2,250)	—	—	(2,250)
Total long-term debt, net	$97,750	$(551)	$(2,278)	$94,921

(In thousands)	December 31, 2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$46,000	$(777)	$45,223
Revolving Loan	2,000	—	2,000
Second Term Loan	20,000	(581)	19,419
Total debt including current maturities	68,000	(1,358)	66,642
Less current portion	(6,000)	—	(6,000)
Total long-term debt, net	$62,000	$(1,358)	$60,642

First and Second Lien Credit Facilities. On May 13, 2016, we entered into an amended and restated First Lien Credit Facility ("Amended and Restated First Lien Credit Facility") with Capital One Bank, N.A., ("Capital One"), which includes a First Term Loan of $45 million and Revolving Loan of $2 million, and an amended and restated Second Lien Credit Facility ("Amended and Restated Second Lien Credit Facility") with ABC Funding, LLC, which includes a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were used primarily to complete our acquisition of Bronco Billy's.  The Amended and Restated First and Second Lien Credit Facilities are secured by substantially all of our assets and our wholly-owned subsidiaries guarantee our obligations under the agreements.  The Amended and Restated Second Lien Credit Facility is subordinate to the lien of the Amended and Restated First Lien Credit Facility.

First Lien Credit Facility

The Amended and Restated First Lien Credit Facility matures in May 2019 and requires interest-only payments monthly and quarterly principal payments of $562,500 until May 2018, with such quarterly principal payments increasing to $843,750 through maturity. We incurred debt issuance costs of $248,000, which are being amortized over the remaining term of the loan, and expensed debt modification costs of $318,000.

The interest rate of the Amended and Restated First Lien Credit Facility is initially based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 3.75%. The margin rate of 3.75% will increase by 50 basis points beginning in May 2017 and will increase by an additional 50 basis points if the Company does not raise at least $5 million of gross equity proceeds by May 13, 2017. The proceeds may be used for capital expenditure projects (as defined). There is no prepayment premium or interest rate cap associated with this facility.

During June 2016, $569,000 of previously restricted cash proceeds drawn from the original construction loan were released to the Company.

Second Lien Credit Facility

As of June 30, 2016, the Amended and Restated Second Lien Credit Facility had $55 million of principal indebtedness outstanding and matures on the earlier of (i) May 13, 2022, or (ii) six months following the maturity date of the Amended and Restated First Lien Credit Facility. Given that the Amended and Restated First Lien Credit Facility currently matures in May 2019, the current maturity date of the Amended and Restated Second Lien Credit Facility is November 2019. Interest is currently payable monthly at a rate of 13.5% (and may vary between 12.5% and 13.5%, depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The prepayment premium is 3% of the total principal amount until May 13, 2017, 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter. We incurred debt issuance costs of $1,239,000, which are being amortized over the current remaining term of the loan, and expensed debt modification costs of $283,000.

Second Lien Credit Facility Common Stock Warrants

As part of the Amended and Restated Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants have an exercise price of $1.67 per share (the average trading price of the Company's common stock during a 60-day period bracketing the completion of the financing) and expire May 13, 2026. The warrants also provide the second lien lenders with redemption rights, pre-emptive rights to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants in the event of: (i) the maturity of the Amended and Restated Second Lien Credit Facility, (ii) an acceleration pursuant to the Amended and Restated Second Lien Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Amended Second Lien Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, as defined, or (v) the Company's insolvency. The repurchase value is the 21-day average price of the Company's stock at the time of the event, as defined, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined. Although unsecured, the note would be guaranteed by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. The fair value at issuance of the warrants was $0.6 million and was recorded as a liability due to the redemption feature and a resulting discount to the Amended and Restated Second Lien Credit Facility. The discount is amortized to interest expense during the expected term of the Amended and Restated Second Lien Credit Facility, which is currently 3.5 years. The Company recognized $0.2 million of expense due to a change in the fair value of the warrants from the grant date through the period ended June 30, 2016 which was reflected as part of "Other" non-operating expense on the consolidated statements of operations. The liability related to the warrants reflected in the consolidated balance sheets was $0.8 million at June 30, 2016.

Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a Monte Carlo simulation approach to measure the fair value of the warrants which included the Company's stock price and the following assumptions: an expected contractual term of 3.85 years, an expected stock price volatility rate of 44.78%, an expected dividend yield of 0% and an expected risk-free interest rate of 1.1%. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. The Company also utilized the Monte Carlo simulation approach for its valuation at June 30, 2016 using materially similar assumptions. The change in value of the warrants was largely due to the increase in the Company's stock price.

Covenants

The Amended and Restated First and Second Lien Credit Facilities contain customary negative covenants, including, but not limited to, restrictions on our ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; dispose of assets; and change the basic underlying nature of our business. We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues, excluding capital expenditures made from any future sale of equity securities.

The Amended and Restated First Lien and Second Lien Credit Facilities define Adjusted EBITDA as, for any four fiscal quarter period, (a) net income (loss) for such period, plus (b) to the extent deducted in determining net income (loss) for such period: (i) interest expense, (ii) provisions for income taxes, (iii) depreciation and amortization expenses, (iv) extraordinary losses (including non-cash impairment charges), (v) stock compensation expense, (vi) acquisition costs related to Bronco Billy's in an aggregate amount not to exceed $1 million, (vii) pre-opening expenses related to the hotel at Silver Slipper that opened in 2015, and (viii) non-recurring development expenses for new initiatives in an aggregate amount not to exceed $500,000 for the trailing four consecutive fiscal quarters, minus (c) extraordinary gains, and minus (d) joint venture net income, unless such net income has been actually received by the Company in the form of cash dividends or distributions. Adjusted EBITDA shall include results for Bronco Billy's as if it were owned for the entire measurement period.

The Amended and Restated First Lien and Second Lien Credit Facilities require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA against outstanding debt and fixed charges (as defined in the agreements). These financial covenant ratios currently are as follows:

First Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio
April 1, 2016 through and including March 30, 2017	5.875x	2.750x
March 31, 2017 through and including September 29, 2017	5.875x	2.625x
September 30, 2017 through and including March 30, 2018	5.750x	2.500x
March 31, 2018 through and including September 29, 2018	5.625x	2.375x
September 30, 2018 through and including March 30, 2019	5.375x	2.250x
March 31, 2019 and thereafter	5.250x	2.125x

Additionally, the Fixed Charge Coverage Ratio as of the last day of any fiscal quarter shall not be less than 1.10x.

Second Lien Credit Facility
Applicable Period	Maximum Total Leverage Ratio	Maximum First Lien Leverage Ratio
April 1, 2016 through and including March 30, 2017	6.125x	3.000x
March 31, 2017 through and including September 29, 2017	6.125x	2.875x
September 30, 2017 through and including March 30, 2018	6.000x	2.750x
March 31, 2018 through and including September 29, 2018	5.875x	2.625x
September 30, 2018 through and including March 30, 2019	5.625x	2.500x
March 31, 2019 through and including September 29, 2019	5.500x	2.375x
September 30, 2019 and thereafter	5.250x	2.250x

Additionally, the Fixed Charge Coverage Ratio as of the last day of any fiscal quarter shall not be less than 1.0x.

We were in compliance with our covenants as of June 30, 2016; however, there can be no assurances that we will remain in compliance with all covenants in the future. The Amended First and Second Lien Credit Facilities also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; repurchase of our own stock; and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the Amended and Restated First and Second Lien Credit Facilities or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the Amended and Restated First and Second Lien Credit Facilities lenders. No assurance can be given that we would be successful in obtaining such waivers or modifications.

We are required to make prepayments under the Amended and Restated First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Amended and Restated Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility.
7. CAPITAL LEASE OBLIGATION

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC ("GEI"), leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At June 30, 2016, such net amount was $5.9 million. Upon expiration of the lease term, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs. The hotel lease agreement is not guaranteed by any other subsidiary or the parent company.

On March 16, 2016, the hotel lease agreement was amended. The amendment extended the initial term of the lease by four years to October 1, 2027 and modified the rent payment schedule. The rental rate has been reduced from $77,537 per month as follows: (i) to $48,537 per month from April 2016 through March 2017, (ii) to $56,537 per month from April 2017 through March 2018; (iii) to $57,537 per month from April 2018 through March 2019; and (iv) to $63,537 per month from April 2019 through March 2020. Beginning April 1, 2020 through the end of the lease, the scheduled monthly payment shall be $54,326. The amendment also requires the Company to make certain improvements to the Rising Star Casino Resort of at least $1 million by March 31, 2017 which the Company planned and intends to complete. If the Company does not make the $1 million of improvements, the lease will revert back to the original payment schedule.
8. INCOME TAXES

The Company's effective income tax rate for the three and six months ended June 30, 2016 was -8.2% and -11.4%, compared to an effective tax rate of 10.4% and -8.9% during the corresponding prior-year periods. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of our valuation allowance and certain permanent items for tax purposes. During 2016, we continued to provide a valuation allowance against the deferred tax assets that remain after being utilized by deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets. Our annual effective tax rate could not be reasonably estimated at the present time.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In addition to the following leases, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the Amended and Restated First and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent will increase from $125,000 to (i) $145,833 commencing on January 1, 2017, and (ii) $166,667 commencing on January 1, 2018. As a condition of the lease, the Company is required to purchase new gaming devices and equipment or make other capital expenditures at its sole cost and expense of approximately $1.5 million, and Hyatt is required to renovate the casino at its sole cost and expense of approximately $3.5 million by February 2017.

We also have an agreement with Hyatt to rent a villa for use by our designated casino guests which commenced on June 1, 2016. The villa is a free-standing building and consists of two, two-bedroom suites. The agreement includes monthly payments of $41,667, a six-month termination notification clause which may be exercised by either party, and a maturity date of August 31, 2023, or earlier as set forth therein.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino & Hotel is situated (the "Silver Slipper Land Lease"). The Silver Slipper Land Lease includes base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined) in excess of $3.65 million.

The Silver Slipper Land Lease includes an exclusive option to purchase the leased land (“Purchase Option”) after February 26, 2019 through October 1, 2027, for $15.5 million plus a seller retained interest in Silver Slipper Casino & Hotel’s operations of 3% of net income (as defined), for ten years from the purchase date. In the event that we sell or transfer (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) our membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above. In either case, we also have an option to purchase only a four-acre portion of the leased land for $2 million, which may be exercised at any time in conjunction with the development of a hotel and which accordingly reduces the purchase price of the remaining land by $2 million.

Bronco Billy's Lease and Option to Purchase. Bronco Billy's leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease terms include an initial expiration date of January 2017, current rents of $18,500 per month, and six renewal options in three-year increments to 2035. Bronco Billy's recently exercised its first renewal option through January 2020, which increases the monthly rents to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal.

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
10. SHARE-BASED BENEFIT PLANS

2015 Equity Incentive Plan. As of June 30, 2016, we had 443,756 share-based awards available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

In May 2016, the Company issued 420,000 stock options to various employees of the Company, all of which have an exercise price of $1.70, a price slightly higher than the Company's closing price on the day of grant. These stock options all vest in equal amounts over the next three years. The Company also issued 74,116 stock options with an exercise price of $1.70 and a one-year vesting period to members of its Board of Directors, as well as 49,413 shares of common stock which vested immediately.

The following table summarizes information related to our common stock options as of June 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2016	1,563,834	$1.33
Granted	494,116	1.70
Exercised	—	n/a
Canceled/Forfeited	—	n/a
Options outstanding at June 30, 2016	2,057,950	$1.42
Options exercisable at June 30, 2016	586,515	$1.32

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions. Changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for the options granted during the six-month period ended June 30, 2016 included: an expected volatility range between 43.7% and 44.6%, an expected dividend yield of 0%, an expected life of 5.0 to 5.8 years, and an expected weighted-average risk-free rate of between 1.3% and 1.4%.

Compensation Costs. Stock-based compensation expense totaled $164,000 and $191,000 for the three months ended June 30, 2016 and 2015, and $220,000 and $228,000 for the six months ended June 30, 2016 and 2015. As of June 30, 2016, there was approximately $0.8 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

11. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort segments include the Silver Slipper Casino and Hotel in Hancock County, Mississippi; Bronco Billy's Casino and Hotel in Cripple Creek, Colorado; the Rising Star Casino Resort in Rising Sun, Indiana; and the Northern Nevada segment, which consists of the Grand Lodge Casino in Incline Village, Nevada and Stockman’s Casino in Fallon, Nevada. Bronco Billy's Casino and Hotel was purchased on May 13, 2016 and reflects information from May 13, 2016 through June 30, 2016 in the tables below. We no longer have a Development/Management segment as we did not manage any properties for others during the reporting periods.

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

The following tables reflect selected operating information for our reporting segments for the three and six months ended June 30, 2016 and 2015 and include a reconciliation of Adjusted Property EBITDA to operating income (loss) and net income (loss):

For the three months ended June 30, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Casino & Hotel	Northern Nevada	Corporate	Consolidated
Revenues, net	$14,494	$12,053	$3,584	$4,716	$—	$34,847

Adjusted Property EBITDA	$2,369	$432	$1,088	$624	$—	$4,513

Other operating costs and expenses:
Depreciation and amortization	835	664	219	178	3	1,899
Corporate expenses	—	—	—	—	1,113	1,113
Project development and acquisition costs	—	—	—	—	485	485
Stock compensation	—	—	—	—	164	164
Operating income (loss)	1,534	(232)	869	446	(1,765)	852
Non-operating expense:
Interest expense	4	52	—	—	2,174	2,230
Debt modification costs	—	—	—	—	601	601
Adjustment to fair value of warrants	—	—	—	—	241	241
Non-operating expense	4	52	—	—	3,016	3,072
Income (loss) before income taxes	1,530	(284)	869	446	(4,781)	(2,220)
Provision for income taxes	143	—	31	—	6	180
Net income (loss)	$1,387	$(284)	$838	$446	$(4,787)	$(2,400)

For the three months ended June 30, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Revenues, net	$14,350	$11,766	$—	$4,610	$—	$30,726

Adjusted Property EBITDA	$2,665	$592	$—	$679	$—	$3,936

Other operating costs and expenses:
Depreciation and amortization	1,159	673	—	194	4	2,030
Other losses (recoveries)	—	—	—	—	(450)	(450)
Corporate expenses	—	—	—	—	995	995
Project development and acquisition costs	—	—	—	—	48	48
Pre-opening	75	—	—	—	—	75
Stock compensation	—	—	—	—	191	191
Operating income (loss)	1,431	(81)	—	485	(788)	1,047
Non-operating expense:
Interest expense, net of amounts capitalized	4	42	—	—	1,477	1,523
Non-operating expense	4	42	—	—	1,477	1,523
Income (loss) before income taxes	1,427	(123)	—	485	(2,265)	(476)
Provision (benefit) for income taxes	(49)	—	—	—	—	(49)
Net income (loss)	$1,476	$(123)	$—	$485	$(2,265)	$(427)

For the six months ended June 30, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Revenues, net	$29,339	$24,299	$3,584	$9,632	$—	$66,854

Adjusted Property EBITDA	$5,030	$1,733	$1,088	$1,390	$—	$9,241

Other operating costs and expenses:
Depreciation and amortization	1,664	1,333	219	368	7	3,591
Corporate expenses	—	—	—	—	2,275	2,275
Project development and acquisition costs	—	—	—	—	772	772
Stock compensation	—	—	—	—	220	220
Operating income (loss)	3,366	400	869	1,022	(3,274)	2,383
Non-operating expense:
Interest expense	9	106	—	—	3,877	3,992
Debt modification costs	—	—	—	—	601	601
Adjustment to fair value of warrants	—	—	—	—	241	241
Non-operating expense	9	106	—	—	4,719	4,834
Income (loss) before income taxes	3,357	294	869	1,022	(7,993)	(2,451)
Provision for income taxes	241	1	31	1	6	280
Net income (loss)	$3,116	$293	$838	$1,021	$(7,999)	$(2,731)

For the six months ended June 30, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Revenues, net	$28,074	$22,881	$—	$8,855	$—	$59,810

Adjusted Property EBITDA	$5,362	$797	$—	$1,042	$—	$7,201

Other operating costs and expenses:
Depreciation and amortization	2,260	1,361	—	394	7	4,022
Impairments	—	—	—	80	4	84
Other losses (recoveries)	—	—	—	—	(450)	(450)
Corporate expenses	—	—	—	—	2,121	2,121
Project development and acquisition costs	—	—	—	—	51	51
Pre-opening	113	—	—	—	—	113
Stock compensation	—	—	—	—	228	228
Operating income (loss)	2,989	(564)	—	568	(1,961)	1,032
Non-operating expense:
Interest expense, net of amounts capitalized	9	84	—		2,954	3,047
Other	—	(11)	—	—	(1)	(12)
Non-operating expense	9	73	—	—	2,953	3,035
Income (loss) before income taxes	2,980	(637)	—	568	(4,914)	(2,003)
Provision for income taxes	178	1	—	—	—	179
Net income (loss)	$2,802	$(638)	$—	$568	$(4,914)	$(2,182)

Selected balance sheet data is as follows:

As of June 30, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Total assets	$80,494	$36,301	$35,868	$12,437	$8,311	$173,411
Property and equipment, net	59,727	30,119	16,128	5,799	116	111,889
Goodwill	14,671	—	4,649	1,809	—	21,129
Liabilities	3,382	9,962	3,155	2,218	100,682	119,399

As of December 31, 2015
(In thousands)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Total assets	$82,621	$37,141	$—	$12,105	$9,600	$141,467
Property and equipment, net	61,150	31,391	—	6,098	343	98,982
Goodwill	14,671	—	—	1,809	—	16,480
Liabilities	3,389	10,034	—	1,834	69,687	84,944

12. SUBSEQUENT EVENT

On August 15, 2016, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a proposed $5 million rights offering. In the proposed rights offering, each right will entitle the holder to a basic subscription right and an over-subscription right. Under the basic subscription right, each whole right entitles its holder to purchase 0.2022 new shares for each share of our common stock on the record date for the rights offering or one new share for each 4.9449 shares held as of the record date. Under the over-subscription right, each rightsholder exercising its basic subscription right in full will have the right to subscribe, at the subscription price, for additional shares to the extent not purchased by other rightsholders, which may be up to five times such rightsholder’s basic subscription right and to the extent available following the purchase of 1,000,000 shares by the standby purchaser. If we receive oversubscription requests for more shares of our common stock than we have available for oversubscriptions, each requesting rightsholder will receive its pro rata portion of the available shares based on the number of shares it purchased under its basic subscription right. If following allocation of available shares to all over-subscribing rightsholders we have allocated fewer than 3,846,154 shares (including the first 1,000,000 shares allocated to the standby purchaser), the standby purchaser will purchase the remaining shares, subject to a cap of 3,801,860 shares. The standby purchaser for our proposed rights offering is Daniel R. Lee, the Company’s President and Chief Executive Officer.

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

Executive Overview

Our primary business is the ownership and operation of casino and related hospitality and entertainment facilities, which includes offering gaming, hotel, dining, entertainment, retail and other amenities. We own or operate five casino properties in Mississippi, Indiana, Colorado and Nevada. We view our Mississippi, Indiana and Colorado properties as distinct operating segments and both of our Nevada properties as one operating segment.

Our portfolio consists of the following:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

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

Our mission is to maximize shareholder value. We seek to increase revenues by providing our guests with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include local gaming customers who represent a high potential for repeat visits. We seek to satisfy our customers and build loyalty. We continuously focus on improving the operating margins of our existing properties through a combination of top-line revenue growth and careful expense management. We also assess growth and development opportunities, which include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Bronco Billy's Acquisition and Amended and Restated Credit Facilities

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel in Cripple Creek, Colorado from Pioneer Group, Inc. for consideration of $31.1 million, including an estimate for net working capital. Concurrent with the acquisition of Bronco Billy's, we entered into an amended and restated First Lien Credit Facility ("Amended and Restated First Lien Credit Facility") with a group of banks led by Capital One Bank, N.A., ("Capital One"), which includes a First Term Loan of $45 million and Revolving Loan of $2 million. We also entered into and an amended and restated Second Lien Credit Facility ("Amended and Restated Second Lien Credit Facility") with ABC Funding, LLC which includes a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were primarily used to complete our acquisition of Bronco Billy's.  As part of the Amended and Restated Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 redeemable warrants representing 5% of the outstanding common equity of the Company on a fully-diluted basis.

Bronco Billy’s has approximately 803 slot and video poker machines, 13 table games, a 24-guest-room hotel, a steakhouse, four casual dining outlets, and an outdoor amphitheater. This acquisition diversified our operations into a new geographical market and we believe it will provide opportunities for long-term growth for our stockholders. The acquisition included the three licensed operations known as Bronco Billy's Casino, Buffalo Billy's Casino and Billy's Casino.

See Notes 3 and 6 in the Condensed Notes to the Consolidated Financial Statements for further information.

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

EBITDA Margin:

EBITDA margin is a measure of operating performance calculated by dividing the property's Adjusted Property EBITDA by its net revenues.

Adjusted EBITDA and Adjusted Property EBITDA:

Management uses Adjusted EBITDA and Adjusted Property EBITDA as measures of performance as more fully explained and discussed later herein. See "Non-GAAP Financial Measures" for additional information.

Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three and six months ended June 30, 2016 and 2015:

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015

Net revenues	$34,847	$30,726	13.4%	$66,854	$59,810	11.8%
Operating expenses	33,995	29,679	14.5%	64,471	58,778	9.7%
	852	1,047	(18.6)%	2,383	1,032	130.9%
Interest and other, net	3,072	1,523	101.7%	4,834	3,035	59.3%
Income tax expense (benefit)	180	(49)	(467.3)%	280	179	56.4%
Net loss	$(2,400)	$(427)	462.1%	$(2,731)	$(2,182)	25.2%

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Casino revenues
Slots	$27,373	$23,797	15.0%	$51,650	$46,263	11.6%
Table games	3,842	3,569	7.6%	8,585	7,365	16.6%
Other	92	76	21.1%	202	169	19.5%
	31,307	27,442	14.1%	60,437	53,797	12.3%
Non-casino revenues, net
Food and beverage	2,331	2,369	(1.6)%	4,373	4,527	(3.4)%
Hotel	431	247	74.5%	733	400	83.3%
Other	778	668	16.5%	1,311	1,086	20.7%
	3,540	3,284	7.8%	6,417	6,013	6.7%
Total net revenues	$34,847	$30,726	13.4%	$66,854	$59,810	11.8%

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2016 and 2015.

Revenues. Consolidated net revenues for the three-month period increased 13.4%, primarily due to the acquisition of Bronco Billy's. Excluding Bronco Billy's, our consolidated net revenues increased 1.7%, as each of our other properties had modest increases or were flat for the quarter.

Consolidated net revenues for the six-month period increased 11.8%, due to our acquisition of Bronco Billy's and increases at each of our properties. Excluding Bronco Billy's, our consolidated net revenues increased 5.8%. At Silver Slipper, the completion of the new hotel in September 2015 helped drive an increase in customers and casino revenue. At Rising Star, marketing enhancements and other customer-focused initiatives resulted in increases in both slots and table games revenue. At our Northern Nevada segment, Grand Lodge Casino experienced an increase in casino revenues primarily due to an improved ski season in the Lake Tahoe region, while Stockman's casino revenues increased due to modest physical improvements at the property and marketing enhancements.

See further information within our reportable segments described below.

Operating expenses. Consolidated operating expenses increased for the three and six-month periods, primarily as a result of the acquisition of Bronco Billy's and increased casino expenses, selling, general and administrative costs and corporate acquisition costs, partially offset by a decrease in depreciation and amortization due to fully amortized intangible assets at Silver Slipper. Excluding Bronco Billy's, our operating expenses increased 3.8% and 4.2% for the three and six month periods, respectively, primarily due to increases at Silver Slipper and Rising Star.

See further information within our reportable segments described below.

Interest expense and other, net.

Interest expense

Interest expense consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost (excluding loan fee amortization)	$1,999	$1,376	$3,378	$2,693
Amortization of debt costs	231	406	614	810
Capitalized interest	—	(259)	—	(456)
	$2,230	$1,523	$3,992	$3,047

The increase in interest cost above was primarily attributed to the debt refinancing on May 13, 2016, which resulted in $35 million of additional debt proceeds.

Other, net

Other non-operating expenses incurred during the three and six months ended June 30, 2016 were debt modification costs of $0.6 million in conjunction with the debt refinancing, and the change in fair value of the warrants of $0.2 million.

 Income tax expense. The Company's effective income tax rate for the three and six months ended June 30, 2016 was -8.2% and -11.4%, compared to an effective tax rate of 10.4% and -8.9% during the corresponding prior-year periods. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of our valuation allowance and permanent items for tax purposes. During 2016, we continued to provide a valuation allowance against our deferred tax assets, net of any related deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2016 results. Tax losses incurred in 2016 may shelter taxable income in future years, but because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets, as mentioned above.

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper Casino and Hotel, Rising Star Casino Resort and Bronco Billy's Casino and Hotel are currently distinct segments. We no longer have a Development/Management segment as we did not manage any properties for others during the reporting periods.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See "Non-GAAP Financial Measures" for additional information.

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2016	2015		2016	2015
Net revenues
Silver Slipper Casino and Hotel	$14,494	$14,350	1.0%	$29,339	$28,074	4.5%
Rising Star Casino Resort	12,053	11,766	2.4%	24,299	22,881	6.2%
Bronco Billy's Casino and Hotel	3,584	—	n/a	3,584	—	n/a
Northern Nevada Casinos	4,716	4,610	2.3%	9,632	8,855	8.8%
	$34,847	$30,726	13.4%	$66,854	$59,810	11.8%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$2,369	$2,665	(11.1)%	$5,030	$5,362	(6.2)%
Rising Star Casino Resort	432	592	(27.0)%	1,733	797	117.4%
Bronco Billy's Casino and Hotel	1,088	—	n/a	1,088	—	n/a
Northern Nevada Casinos	624	679	(8.1)%	1,390	1,042	33.4%
Corporate	(1,113)	(995)	11.9%	(2,275)	(2,121)	7.3%
	$3,400	$2,941	15.6%	$6,966	$5,080	37.1%

Silver Slipper Casino and Hotel

Net revenues during the three-month period increased 1.0%, primarily attributable to increased slot volume. Slot revenue increased 2.4%, table games revenue was flat despite a decrease in hold percentage, and non-gaming net revenues (principally food and beverage revenues) decreased 10.5%. The decrease in food and beverage revenue was due to significant marketing efforts in the 2015 period to increase guest counts through the use of food promotions. Such efforts were reduced during the 2016 period. Our hotel occupancy was 90% during the quarter.

Net revenues during the six-month period increased 4.5% due to the opening of the hotel in phases between May and September 2015, resulting in growth in both customer counts and gaming volumes. Slot revenue increased 5.3% and table games revenue rose 6.4%, which were partially offset by a decrease in non-gaming net revenues (principally food and beverage revenues, as described above) of 4.5%. Our hotel occupancy was 87% during the six-month period.

Adjusted Property EBITDA for the three-month period decreased 11.1% primarily due to increased selling, general and administrative expenses, which rose $0.3 million due to increased salaries and wages and property taxes from the assessment of the new hotel. Casino expenses increased $0.3 million, attributable to increased hotel promotional costs. These increases were partially offset by a $0.2 million decrease in food and beverage costs. Adjusted Property EBITDA margin for the quarter was 16.3% versus 18.6% in the prior-year period.

Adjusted Property EBITDA for the six-month period decreased 6.2% primarily due to increased selling, general and administrative expenses and casino expenses, which increased for similar reasons to those mentioned above for the three-month period. These increases were partially offset by a $1.4 million increase in gaming revenue, attributable to the opening of the hotel, and a $0.4 million decrease in food and beverage costs. Adjusted Property EBITDA margin for the six-month period was 17.1% versus 19.1% in the prior-year period.

Rising Star Casino Resort

Net revenues during the three-month period increased 2.4%, led by an increase in table games revenue, marketing enhancements, and other customer-focused initiatives. Table games revenue increased 22.7%, slot revenue decreased 1.3% and non-gaming net revenues (including food and beverage, hotel, golf and retail) increased 9.8%.

Net revenues during the six-month period increased 6.2% for similar reasons as those described above for the three-month period. Slot revenue increased 3.4%, table games revenue increased 21%, and non-gaming net revenues (including food and beverage, hotel, golf and retail) increased 10.4%.

Adjusted Property EBITDA for the three-month period decreased 27% primarily due to a $0.4 million increase in selling, general and administrative costs attributable to increased marketing and salaries and wages. The expense increase was partially offset by the net revenue increase described above. Adjusted Property EBITDA margin for the quarter was 3.6% versus 5.0% in the prior-year period.

Adjusted Property EBITDA for the six-month period increased 117% due to the revenue increase discussed above and careful expense management. Adjusted Property EBITDA margin for the six-month period was 7.1% versus 3.5% in the prior-year period.

On March 16, 2016, we entered into the first amendment to our capital lease agreement related to our leased hotel. The amendment extended the initial term of the lease by four years to October 1, 2027, modified the rent payment schedule by lowering our monthly payments, and requires us to make a minimum of $1 million of capital improvements at Rising Star by March 31, 2017.

All casinos as currently allowed by law in Indiana and Ohio have now opened. Kentucky does not permit casino gaming. However, a Kentucky Supreme Court decision in 2014 may permit a horse racing track in northern Kentucky to install slot machine-like devices. Also, the Indiana legislature passed legislation to allow table games at racetracks beginning in 2020. Although Indiana's two racetracks are not currently allowed to have table games with live dealers, they do offer electronic table games at their facilities. We believe these prospective and potential increases in competition are more limited than the legalization and opening of a significant number of casinos in Ohio, which adversely affected Rising Star over the past several years.

Bronco Billy's Casino and Hotel

The Company purchased Bronco Billy's on May 13, 2016. Net revenues from May 13, 2016 through June 30, 2016 were $3.6 million and were largely related to slot revenue. Adjusted Property EBITDA for that same period was $1.1 million. Adjusted Property EBITDA margin during this stub period was higher than will be expected in the future primarily due to a low state gaming tax rate. The gaming tax rates in Colorado are progressive and normally reset every year on July 1. When we completed our acquisition of Bronco Billy's our state gaming tax rate also reset, resulting in a gaming tax rate that will likely be lower than the gaming tax rate of future second quarters. The market is also seasonal, favoring the summer months.

Bronco Billy’s occupies a significant portion of the key city block of Cripple Creek’s prime “casino strip” and is believed to be one of the town's two market leaders. Cripple Creek is the principal gaming center for the Colorado Springs metropolitan area, which is approximately one hour east of Cripple Creek. Colorado Springs is the second-largest metropolitan area in Colorado with a population of approximately 700,000, growing in recent years at a 3.5% rate.

See Note 3 to the Condensed Notes to the Consolidated Financial Statements for further information about the preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date.

Northern Nevada

Net revenues during the three-month period increased 2.3% compared to the prior-year quarter, as a 10.2% increase in slot revenue partially offset a 25.5% decrease in table games revenue. The decrease in table games revenue reflected a lower than normal win percentage; the table games drop at Grand Lodge rose 8% over the prior year period. Non-gaming net revenues (including food and beverage) were flat.

Net revenues during the six-month period increased 8.8%, primarily as a result of the improved ski season in the Lake Tahoe region. Snow levels for the 2015/2016 ski season were above those of recent years and resulted in an increase in customers. These factors helped cause a 14.2% increase in table games revenue and an 8.3% increase in slot revenue for our Northern Nevada segment. At Stockman's Casino, cosmetic facility improvements, marketing enhancements, and certain management and operational changes from mid-2015 helped increase casino revenue by 7%.

Adjusted Property EBITDA during the three-month period decreased 8.1% primarily due to an increase in selling, general and administrative expenses, largely attributed to the increased rents for the Hyatt lease compared to prior year and partially offset by the revenue increase described above. Adjusted Property EBITDA margin for the quarter was 13.2% versus 14.7% in the prior-year quarter.

Adjusted Property EBITDA for the six-month period increased 33.4% due to the revenue increases described above. Adjusted Property EBITDA margin for the quarter was 14.4% versus 11.8% in the prior-year quarter.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, the winter months can be affected by snowfall. The Grand Lodge Casino is located near several nearby ski resorts, including Alpine Meadows, Northstar and Squaw Valley.

Non-GAAP Financial Measures

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

The following table presents a reconciliation of Adjusted EBITDA to operating income and net loss:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Adjusted EBITDA	$3,400	$2,941	$6,966	$5,080
Depreciation and amortization	(1,899)	(2,030)	(3,591)	(4,022)
Write-offs, recoveries and asset disposals	—	450	—	366
Preopening	—	(75)	—	(113)
Project development and acquisition costs	(485)	(48)	(772)	(51)
Stock compensation	(164)	(191)	(220)	(228)
Operating income	852	1,047	2,383	1,032
Non-operating (expense) income
Interest expense	(2,230)	(1,523)	(3,992)	(3,047)
Debt modification costs	(601)	—	(601)	—
Adjustment to fair value of warrants and other	(241)	—	(241)	12
	(3,072)	(1,523)	(4,834)	(3,035)
Loss before income taxes	(2,220)	(476)	(2,451)	(2,003)
Income tax (benefit) expense	180	(49)	280	179
Net loss	$(2,400)	$(427)	$(2,731)	$(2,182)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the three months ended June 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,534	$835	$—	$—	$2,369
Rising Star Casino Resort	(232)	664	—	—	432
Bronco Billy's Casino and Hotel	869	219	—	—	1,088
Northern Nevada Casinos	446	178	—	—	624
	2,617	1,896	—	—	4,513
Other operations
Corporate	(1,765)	3	485	164	(1,113)
	(1,765)	3	485	164	(1,113)
	$852	$1,899	$485	$164	$3,400

For the three months ended June 30, 2015
(In thousands)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Project development and acquisition costs	Pre-opening	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,431	$1,159	$—	$—	$75	$—	$2,665
Rising Star Casino Resort	(81)	673	—	—	—	—	592
Bronco Billy's Casino and Hotel	—	—	—	—	—	—	—
Northern Nevada Casinos	485	194	—	—	—	—	679
	1,835	2,026	—	—	75	—	3,936
Other operations
Corporate	(788)	4	(450)	48	—	191	(995)
	(788)	4	(450)	48	—	191	(995)
	$1,047	$2,030	$(450)	$48	$75	$191	$2,941

Operating expenses deducted to arrive at operating income (loss) in the above tables included facility rents related to: (i) Silver Slipper of $0.3 million for both periods presented, (ii) Northern Nevada segment of $0.5 million and $0.4 million for the three months ended 2016 and 2015, and (iii) Bronco Billy's of $26,000 from May 13, 2016 through June 30, 2016. Capital lease payments of $0.1 million and $0.2 million for the three-month periods ended 2016 and 2015 related to Rising Star’s hotel are not deducted.

For the six months ended June 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$3,366	$1,664	$—	$—	$5,030
Rising Star Casino Resort	400	1,333	—	—	1,733
Bronco Billy's Casino and Hotel	869	219	—	—	1,088
Northern Nevada Casinos	1,022	368	—	—	1,390
	5,657	3,584	—	—	9,241
Other operations
Corporate	(3,274)	7	772	220	(2,275)
	(3,274)	7	772	220	(2,275)
	$2,383	$3,591	$772	$220	$6,966

For the six months ended June 30, 2015
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Write-offs, recoveries and asset disposals	Pre-opening	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,989	$2,260	$—	$—	$113	$—	$5,362
Rising Star Casino Resort	(564)	1,361	—	—	—	—	797
Bronco Billy's Casino and Hotel	—	—	—	—	—	—	—
Northern Nevada Casinos	568	394		80	—	—	1,042
	2,993	4,015	—	80	113	—	7,201
Other operations
Corporate	(1,961)	7	51	(446)	—	228	(2,121)
	(1,961)	7	51	(446)	—	228	(2,121)
	$1,032	$4,022	$51	$(366)	$113	$228	$5,080

Operating expenses deducted to arrive at operating income (loss) in the above tables included facility rents related to: (i) Silver Slipper of $0.7 and $0.6 million for the six months ended 2016 and 2015 (ii) Northern Nevada segment of $1 million and $0.8 million for the six months ended 2016 and 2015, and (iii) Bronco Billy's of $26,000 from May 13, 2016 through June 30, 2016. Capital lease payments of $0.4 million and $0.5 million for the six months ended 2016 and 2015 related to Rising Star’s hotel are not deducted.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2016, we had $20.6 million of unrestricted cash and equivalents and all of our $2 million Revolving Loan under our Amended and Restated First Lien Credit Facility was available. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants. Management currently estimates that approximately $13 million of cash and cash equivalents is required for the day-to-day operations of the Company.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs.

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the six months ended June 30, 2016 was $1.9 million compared to $0.9 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six months ended June 30, 2016 was $26.1 million, which primarily related to the acquisition of Bronco Billy's. Cash used in investing activities during the prior-year period was $9.3 million, which primarily reflected construction of the hotel at Silver Slipper.

 Cash flows - financing activities. On a consolidated basis, cash provided by financing activities during the six months ended June 30, 2016 was $30.3 million and was attributed primarily to the $35 million of additional proceeds from the Amended and Restated Second Lien Credit Facility offset partially by the payment of debt issuance costs from the refinancing and payments related to the First Lien Credit Facility. Cash provided by financing activities for the prior-year period was $7.3 million, which included $7.7 million drawn for construction costs related to the hotel at Silver Slipper.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. As discussed in the "Executive Overview" and in Note 6 to the accompanying consolidated financial statements, on May 13, 2016, we refinanced our First and Second Lien Credit Facilities. As a result, at June 30, 2016, we had $100 million of gross principal indebtedness, consisting of $45 million from our First Term Loan and $55 million from our Second Term Loan. Our Amended and Restated First Lien Credit Facility matures in May 2019 and includes quarterly principal payments of $562,500 until May 2018 and $843,750 through maturity. Our Amended and Restated Second Lien Credit Facility has no quarterly principal payment requirements and matures in November 2019. We expect to meet our debt obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and cash equivalents, proceeds from equity financings, available borrowings under our Revolving Loan, and the eventual refinancing of our debt facilities. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

As discussed below under "Credit Facilities" and in Note 6 to the accompanying consolidated financial statements, as part of the Amended and Restated Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants include redemption rights which allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants under certain conditions. Should the redemption rights be exercised, the repurchase value will be equal to the 21-day average price of the Company's stock, less the warrant exercise price, and shall be payable by the Company in cash or through the issuance of an unsecured note with a four-year term, a minimum interest rate of 13.25%, and guaranteed by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

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

We made significant capital investments through June 30, 2016. We expect to make the following additional capital investments beginning in the second half of 2016:

Rising Star Casino Resort - The amendment to the capital lease agreement on March 16, 2016 requires us to invest a minimum of $1 million in capital expenditures to the Rising Star Casino Resort by March 31, 2017. We currently estimate we will fund a significant portion of the $1 million during 2016. Over the next two years, we expect to invest substantially more than $1 million, as we are currently evaluating several potential enhancements. These improvements may include, but are not limited to, (i) re-branding and re-naming the steakhouse; (ii) renovating the lower level of the boat to add a new restaurant concept; (iii) implementation of a ferry boat service to Kentucky; (iv) construction of an RV park; and/or (v) refurbishment of a portion of the casino and the arrival pavilion. On July 13, 2016, we received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that the Company has purchased in Rabbit Hash, Kentucky. We intend to operate a 10-vehicle ferry boat to significantly shorten the distance for customers traveling from Kentucky to Rising Star, located across the river. Commencement of ferry boat operations remains subject to additional approvals, including from the Army Corps of Engineers and the U.S. Coast Guard.

Grand Lodge Casino - Under the terms of the lease amendment effective November 25, 2015, we will purchase new gaming devices and equipment or make other capital expenditures at our sole cost and expense of approximately $1.5 million, which is being invested alongside approximately $3.5 million of enhancements being funded by our landlord. The Company and the landlord are working together on that refurbishment, which is currently scheduled to be completed in June 2017 (with the bulk of the work taking place between the ski season and the key summer season). We have requested that the lease be modified to reflect that construction schedule. We currently expect to fund a portion of the $1.5 million during 2016, with the remainder being invested in 2017.

Stockman's Casino - We are in the process of designing improvements to the "curb appeal" of our property, improving access to the casino through construction of a new parking lot, and making certain other enhancements. The project has a preliminary budget of $1.5 million and we expect to commence work in the third quarter of 2016, with completion by the end of 2016.

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

American Place Proposal

In August 2015, we responded to a "request for proposal" ("RFP") by the Indianapolis Airport Authority ("Airport Authority") with a proposal for a $650 million lifestyle complex, anchored by a modest-sized casino, known as "American Place". Under our proposal, we would act as the "master developer" (as such term is used in the RFP) of the project and plan to seek partners for many of its aspects. The project was contingent, amongst other things, on being selected by the Airport Authority, on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that are licensed to operate in Rising Sun, Indiana, and on obtaining financing for the proposed project. In March 2016, the Airport Authority indicated that it was canceling the RFP process, but intended to continue to seek development of the site in a manner that would be beneficial to Indianapolis and the state of Indiana.

Silver Slipper Casino and Hotel

The total cost of the completed hotel was approximately $20.6 million, including the amount mentioned below. This includes the cost under the guaranteed maximum price contract the Company had with the general contractor for construction of the hotel. Certain subcontractors who contracted directly with the general contractor alleged they are owed monies by such general contractor. The Company recently deposited approximately $467,000 with the Chancery Court of Hancock County, Mississippi, which we believe resolves its remaining responsibility with regard to the hotel construction.
Credit Facilities

On May 13, 2016, we entered into an amended and restated First Lien Credit Facility ("Amended and Restated First Lien Credit Facility") with Capital One Bank, N.A., ("Capital One"), which includes a First Term Loan of $45 million and Revolving Loan of $2 million, and an amended and restated Second Lien Credit Facility ("Amended and Restated Second Lien Credit Facility") with ABC Funding, LLC, which includes a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were primarily used to complete our acquisition of Bronco Billy's.  The Amended and Restated First and Second Lien Credit Facilities are secured by substantially all of our assets and our wholly-owned subsidiaries guarantee our obligations under the agreements.  The Amended and Restated Second Lien Credit Facility is subordinate to the lien of the Amended and Restated First Lien Credit Facility.

First Lien Credit Facility

As of June 30, 2016, the Amended and Restated First Lien Credit Facility had $45 million of principal indebtedness outstanding on our First Term Loan and the $2 million Revolving Loan was available. This facility matures in May 2019 and requires interest-only payments monthly, and quarterly principal payments of $562,500 until May 2018, and $843,750 through maturity.

The interest rate will be initially based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 3.75%. The margin rate of 3.75% shall be increased by 50 basis points beginning in May 2017 and will increase by an additional 50 basis points if the Company does not raise at least $5 million of gross equity proceeds by May 13, 2017. The equity proceeds may be used for certain capital expenditure projects (as defined). There is no prepayment premium or interest rate cap associated with this facility.

During June 2016, $569,000 of previously restricted cash proceeds drawn from the original construction loan were released to the Company.

Second Lien Credit Facility

As of June 30, 2016, the Amended and Restated Second Lien Credit Facility had $55 million of principal indebtedness outstanding and matures on the earlier of (i) May 13, 2022, or (ii) six months following the maturity date of the Amended and Restated First Lien Credit Facility. Given the Amended and Restated First Lien Credit Facility currently matures in May 2019, the current maturity date of the Amended and Restated Second Lien Credit Facility is November 2019. Interest is currently payable monthly at 13.5% (and may vary at a rate between 12.5% and 13.5% depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The prepayment premium is 3% of the total principal amount until May 13, 2017, 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter.

Second Lien Credit Facility Common Stock Warrants

As part of the Amended and Restated Second Lien Credit Facility, the Company granted the second lien lenders warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants have an exercise price of $1.67 per share, expire May 13, 2026, and provide the second lien lenders with certain redemption rights, pre-emptive rights to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants in the event of: (i) the maturity of the Amended and Restated Second Lien Credit Facility, (ii) an acceleration pursuant to the Amended and Restated Second Lien Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Amended and Restated Second Lien Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, or (v) the Company's insolvency. The repurchase value shall be payable by the Company in cash or through the issuance of an unsecured note with a four-year term, a minimum interest rate of 13.25% as defined, and a guarantee from the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

Covenants

The Amended and Restated First and Second Lien Credit Facilities contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; dispose of assets; and change the nature of our business. The Amended and Restated First and Second Lien Credit Facilities require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA against outstanding debt and fixed charges (as defined in the agreements). We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues, excluding capital expenditures made from any future sale of equity securities.

The Amended and Restated First and Second Lien Credit Facilities currently define Adjusted EBITDA as, for any four fiscal quarter period, (a) net income (loss) for such period, plus, (b) to the extent deducted in determining net income (loss) for such period: (i) interest expense, (ii) provisions for income taxes, (iii) depreciation and amortization expenses, (iv) extraordinary losses (including non-cash impairment charges), (v) stock compensation expense, (vi) acquisition costs related to Bronco Billy's in an aggregate amount not to exceed $1,000,000, (vii) pre-opening expenses related to the hotel at Silver Slipper that opened in 2015, and (viii) non-recurring development expenses for new initiatives in an aggregate amount not to exceed $500,000 for the trailing four consecutive fiscal quarters, minus (c) extraordinary gains, minus (d) joint venture net income, unless such net income has been actually received by the Company in the form of cash dividends or distributions. Adjusted EBITDA shall include results for Bronco Billy's as if it were owned for the entire measurement period.

The Amended First and Second Lien Credit Facilities contain customary restrictive covenants, including a maximum total leverage ratio, maximum first lien leverage ratio, and a fixed charge coverage ratio. See Note 6 to the Condensed Notes to the Consolidated Financial Statements for further information about these financial covenant ratios.

We were in compliance with our covenants as of June 30, 2016; however, there can be no assurances that we will remain in compliance with all covenants in the future. The Amended First and Second Lien Credit Facilities also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; repurchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the Amended First and Second Lien Credit Facilities or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the Amended First and Second Lien Credit Facilities lenders. No assurance can be given that we would be successful in obtaining such waivers or modifications.

We are required to make prepayments under the Amended and Restated First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Amended and Restated Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility.

The summary of principal terms of the Amended and Restated First Lien Credit Facility and Amended and Restated Second Lien Credit Facility in this Quarterly Report on Form 10-Q are in all cases subject to the terms of the actual credit agreements and amendments, copies of which are referenced as Exhibits in Part II, Item 6 of this Quarterly Form 10-Q.
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
•risks of substantial dilution related to our outstanding warrants, options and rights;
•our growth strategies, including potential acquisitions and investments;
•challenges regarding the successful integration of acquisitions;
•risks related to development and construction activities;
•risks related to some of our casinos being on leased property;
•changes in anticipated trends in the gaming industries;
•changes in patron demographics;

•
general market and economic conditions, including but not limited to, the effects of local and national economic, housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	availability of adequate levels of insurance;

•	changes in federal, state, and local gaming, taxation, and environmental laws, regulations and legislation, including obtaining and maintaining gaming and other licenses;

•	impact of weather;

•	lack of alternative routes to certain of our properties;

•	competitive environment, including increased competition in our target market areas;

•	increases in the effective rate of taxation at any of our properties or at the corporate level; and

•	other risks, uncertainties and factors described from time to time in this and our other SEC filings and reports.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 except as follows:

Our present indebtedness, projected future borrowings, possible fluctuating interest rates, required repayment schedule, and redeemable common stock warrants could adversely affect our financial health; future cash flows may not be sufficient to satisfy our obligations when due, and/or we may have difficulty obtaining additional financing or refinancing in the future.
As of June 30, 2016, we had indebtedness of $100 million, including $45 million of variable interest first lien debt and $55 million of second lien debt. Interest rates on the second lien debt can range from 12.5% to 13.5%. Our first lien debt matures in May 2019, and includes monthly interest payments plus quarterly principal payments of $562,500 until May 13, 2018 and $843,750 through its maturity in May 2019. Our second lien debt matures upon the earlier of May 2022 or six months following the maturity of our first lien debt, and includes monthly interest payments.
Additionally, in contemplation of the refinanced second lien debt, we granted warrants to the second lien lenders representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. Among other items, the warrants provide the second lien lenders with registration rights and certain redemption rights. The redemption rights allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants in the event of the following: (i) the maturity of the Amended and Restated Second Lien Credit Facility, (ii) an acceleration pursuant to the Amended and Restated Second Lien Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Amended and Restated Second Lien Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, or (v) the Company's insolvency. The repurchase value can be payable by the Company in cash or through the issuance of an unsecured note with a four-year term, interest as defined, and guaranteed by all subsidiaries.
There can be no assurance that, in the future, we will be successful in refinancing our debt or that we will be able to generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•
requiring a substantial portion of our cash flow to be used for payments on debt and related interest, thereby reducing our ability to use cash flow to fund other working capital, capital expenditures and general corporate requirements;

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

There can be no assurance that our business will generate sufficient cash flow from operations, our anticipated growth in operations will be realized, or future borrowings will be available to us under our credit facilities in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.
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
The exercise of outstanding warrants, options and rights may result in substantial dilution and may depress the trading price of our common stock.
If our outstanding warrants, options and rights to purchase shares of our common stock are exercised and the underlying shares of common stock are issued upon such exercise are sold, our stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the trading price of our shares of common stock. In addition, during the time that such securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.
We derive a significant amount of our revenues and operating income from our properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
Because we derive a significant amount of revenues and operating income from properties concentrated in four states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographies. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

•	regional economic conditions;

•	regional competitive conditions, including legalization or expansion of gaming in Mississippi, Colorado, Indiana, Nevada, or in neighboring states;

•	allowance of new types of gaming, such as the introduction of live table games at Indiana racinos;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions; and,

•	increase in our vulnerability to economic downturns and competitive pressures in the markets in which we operate.

Some of our casinos are located on leased property. If lessor buyout rights are exercised or if we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
We lease certain parcels of land at our Silver Slipper Casino & Hotel in Mississippi, both land and buildings at Bronco Billy’s Hotel & Casino in Colorado, and one of the two hotels at our Rising Star Casino Resort in Indiana. We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have such purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is generally more advantageous to the Company to continue to lease rather than exercise the buyout option. Under certain circumstances and at the expirations of the underlying leases, the Company might be forced to exercise its buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that are less than fair market value or that are financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our credit facilities.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In 2014, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance. Additionally, we believe historically low snow levels in early 2015 in the Lake Tahoe region adversely affected visitation and financial performance at the Grand Lodge Casino. Our recently-acquired Colorado property was adversely affected by nearby fires (as well as the subsequent flooding of its access roads due to a resulting lack of vegetation) in 2012 and 2013, and road construction to significantly improve flood controls in 2014. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.
Several of our properties, including the Silver Slipper, Bronco Billy’s and, to a somewhat lesser extent, Rising Star, are accessed by our customers via routes that have few alternatives.
The Silver Slipper is located at the end of a dead-end road, with no other access. Bronco Billy’s is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternatives take much longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road were to close, the alternative routes involve more winding roads through the rolling hills inland from the river.

Item 6. Exhibits

3.1	Amended and Restated By-Laws of Full House Resorts, Inc., effective as of May 10, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 13, 2016)
10.1
Amended and Restated First Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and Capital One Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed on May 18, 2016).

10.2
Amended and Restated Second Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and ABC Funding, LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A filed on May 18, 2016).

10.3
Warrant Purchase Agreement, dated as of May 13, 2016, among Full House Resorts, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K/A filed on May 18, 2016)

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

FULL HOUSE RESORTS, INC.

Date: August 15, 2016	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 15, 2016	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)