Form 10-Q
period 2016-09-30
FULL HOUSE RESORTS INC
filed 2016-11-10
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 10, 2016, there were 22,864,963 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Casino	$37,460	$30,577	$97,897	$84,374
Food and beverage	8,282	6,891	21,438	19,053
Hotel	2,361	2,020	6,488	4,836
Other operations	1,253	1,208	3,096	2,890
Gross revenues	49,356	40,696	128,919	111,153
Less promotional allowances	(7,600)	(6,430)	(20,309)	(17,077)
Net revenues	41,756	34,266	108,610	94,076
Operating costs and expenses
Casino	19,814	15,600	50,574	43,569
Food and beverage	2,817	2,282	7,090	6,632
Hotel	297	248	768	678
Other operations	475	372	1,236	1,023
Selling, general and administrative	12,808	9,570	36,650	30,763
Project development and acquisition costs	130	730	902	894
Depreciation and amortization	2,203	2,203	5,795	6,225
Loss on disposal of assets, net	309	—	309	—
	38,853	31,005	103,324	89,784
Operating income	2,903	3,261	5,286	4,292
Other (expense) income
Interest expense, net of amounts capitalized	(2,748)	(1,829)	(6,740)	(4,876)
Debt modification costs	(24)	—	(624)	—
Adjustment to fair value of warrants and other	181	—	(60)	12
	(2,591)	(1,829)	(7,424)	(4,864)
Income (loss) before income taxes	312	1,432	(2,138)	(572)
Provision (benefit) for income taxes	177	(603)	458	(425)
Net income (loss)	$135	$2,035	$(2,596)	$(147)
Basic income (loss) per share	$0.01	$0.11	$(0.14)	$(0.01)
Diluted income (loss) per share	$—	$0.11	$(0.14)	$(0.01)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$23,082	$14,574
Restricted cash	—	569
Accounts receivable, net of collection allowance of $83 and $121	1,557	1,714
Inventories	1,447	1,125
Prepaid expenses	3,952	2,800
Acquisition deposit	—	2,500
	30,038	23,282
Property and equipment, net	111,229	98,982
Other long-term assets
Goodwill	21,279	16,480
Intangible assets, net of accumulated amortization of $7,725 and $7,701	11,145	2,127
Deposits and other	547	541
Deferred taxes	55	55
	33,026	19,203
	$174,293	$141,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,888	$4,272
Accrued payroll and other	11,635	6,529
Deferred taxes	979	981
Current portion of long-term debt	1,688	6,000
Current portion of capital lease obligation	400	665
	18,590	18,447

Warrant liability	634	—
Deferred taxes	811	350
Long-term debt, net of current portion	94,584	60,642
Capital lease obligation, net of current portion	5,432	5,505
	120,051	84,944
Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,375,404 and 20,325,991 issued; and 19,018,809 and 18,969,396 shares outstanding	2	2
Additional paid-in capital	46,536	46,221
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	9,358	11,954
	54,242	56,523
	$174,293	$141,467
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance, January 1, 2016	20,326	$2	$46,221	1,357	$(1,654)	$11,954	$56,523
Stock-based compensation	49	—	315	—	—	—	315
Net loss	—	—	—	—	—	(2,596)	(2,596)
Balance, September 30, 2016	20,375	$2	$46,536	1,357	$(1,654)	$9,358	$54,242

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,596)	$(147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,771	4,727
Amortization of debt issuance costs and other	864	1,218
Amortization of player loyalty program, land lease and water rights	24	1,498
Tribal advance collection allowance reduction	—	(250)
Loss on disposal of assets	354	—
Stock-based compensation	315	285
Change in fair value of stock warrants	60	—
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	(93)	(1,267)
Income tax receivable	—	2,336
Prepaid expenses, inventories and other	(1,267)	(1,449)
Deferred taxes	459	268
Accounts payable and accrued expenses	2,425	(1,624)
Net cash provided by operating activities	6,316	5,595
Cash flows from investing activities:
Acquisition of Bronco Billy's, net of cash acquired	(28,369)	—
Purchase of property and equipment	(1,736)	(10,021)
Restricted cash	569	(569)
Refunded deposits and other, net	2,861	(3,177)
Net cash used in investing activities	(26,675)	(13,767)
Cash flows from financing activities:
First Term Loan (repayments) borrowings	(2,125)	8,869
Revolving Loan repayments	(2,000)	(1,500)
Second Term Loan borrowings	35,000	—
Repayment of capital lease obligation	(338)	(573)
Debt issuance costs and other	(1,670)	(325)
Net cash provided by financing activities	28,867	6,471

Net increase (decrease) in cash and equivalents	8,508	(1,701)
Cash and equivalents, beginning of period	14,574	15,639
Cash and equivalents, end of period	$23,082	$13,938

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$5,738	$3,439
Cash (received) paid for income taxes	$—	$(3,154)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable related capital expenditures	$730	$1,438
Issuance of stock warrants	$574	$—

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. ORGANIZATION

Organization. Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to "Full House", the "Company", “we”, “our”, or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

On May 13, 2016, the Company completed its acquisition of Bronco Billy's Casino and Hotel and concurrently refinanced its outstanding first and second lien debt. We currently own and operate four casino properties and operate Grand Lodge Casino subject to a space lease. The following identifies the properties along with their dates of acquisition and locations:

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

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper, Rising Star, and Bronco Billy's are currently distinct segments. See Note 12 for further information.
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

Fair Value Measurements. Fair value measurements affect our accounting for net assets acquired in acquisition transactions, share-based compensation, and certain financial assets and liabilities such as our common stock warrant liability. Our periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets, may also be affected by fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

The Company utilizes Level 3 inputs when measuring net assets acquired in business combination transactions, subsequent assessments for impairment, and the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 6).

Income Taxes. For interim income tax reporting, it was determined that the Company's annual effective tax rate could not be reasonably estimated at the present time. As a result, the actual year-to-date effective tax rate was used to determine the tax expense incurred during the three and nine months ended September 30, 2016 and 2015.

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

Reclassifications. Certain minor reclassifications have been made to prior period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net income (loss) or retained earnings.

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
3. ACQUISITION

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel from Pioneer Group, Inc. for estimated consideration of $31.1 million, inclusive of an adjustment for net working capital. The acquisition included the three licensed operations in Cripple Creek, Colorado known as Bronco Billy's Casino, Buffalo Billy's Casino and Billy's Casino (collectively referred to as "Bronco Billy's"). The results of Bronco Billy's operations have been included in the consolidated financial statements since that date. The acquisition was financed primarily through a $35 million increase in our Second Lien Credit Facility (see Note 6). Bronco Billy’s has approximately 803 slot and video poker machines, 13 table games and a 24-guest-room hotel. This acquisition diversifies our operations into a new geographical market.

We are in the process of completing our valuation analysis and thus these estimates are subject to change. During the quarter ended September 30, 2016, the Company recognized a measurement period adjustment increasing the carrying amount of certain leasehold improvements within property, plant and equipment by $500,000, with a corresponding decrease to gaming licenses. The related additional amortization expense for the leasehold improvements was not material. The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands, unaudited)

Cash and equivalents	$2,682
Other current assets	258
Property and equipment	16,694
Goodwill	4,799
Gaming licenses	7,000
Trade names	1,800
Total assets	33,233

Current liabilities	2,182
Total liabilities	2,182

Estimated net assets acquired	$31,051

The $4.8 million of estimated goodwill, which represents the excess of the purchase price over the estimated fair value of the assets acquired, was primarily attributable to expected synergies and the economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including the assembled workforce of Bronco Billy's. All of the goodwill is expected to be deductible for income tax purposes.

Gaming licenses and trade names are intangible assets with indefinite useful lives.

The Company incurred $0.4 million of acquisition-related costs for the nine months ended September 30, 2016 and $0.4 million for the year ended December 31, 2015. These costs are included in the consolidated statements of operations under "Project development and acquisition costs". We also incurred $1.5 million of debt issuance costs, $0.6 million of warrant issuance costs, and $0.6 million of debt modification expenses in conjunction with the refinanced credit facilities.

From May 13, 2016 through September 30, 2016, Bronco Billy's revenues were $11.1 million and net income was $1.9 million and were included in our consolidated statements of operations for the nine months ended September 30, 2016.

The following unaudited pro forma consolidated income statement for the Company includes the results of Bronco Billy's as if the acquisition and related financing transactions occurred on January 1, 2015. The pro forma financial information does not necessarily represent the results that might have actually occurred or may occur in the future. The pro forma amounts include the historical operating results of Full House and Bronco Billy's prior to the acquisition, adjusted only for matters directly attributable to the acquisition, which primarily include interest expense related to the Amended and Restated First and Second Lien Credit Facilities (see Note 6). The pro forma results also reflect adjustments for the impact of depreciation and amortization expense based on the estimated fair value of property and equipment acquired, tax expense, and the removal of non-recurring expenses directly attributable to the transaction of $58,000 and $0.8 million for the three months ended September 30, 2016 and 2015, and $1.2 million and $0.9 million for the nine months ended September 30, 2016 and 2015. The pro forma results do not include any anticipated synergies or other expected benefits from the acquisition.

Pro Forma Consolidated Statement of Operations
(In thousands, unaudited)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net revenues	$41,756	$41,889	$117,822	$114,063
Net income (loss)	208	3,144	(3,213)	(949)
Basic income (loss) per share	0.01	0.17	(0.17)	(0.05)
Diluted income (loss) per share	—	0.17	(0.17)	(0.05)

4. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consists of the following:

(In thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Land and improvements	$13,699	$12,657
Buildings and improvements	102,365	90,636
Furniture and equipment	36,348	31,899
Construction in progress	448	13
	152,860	135,205
Less accumulated depreciation and amortization	(41,631)	(36,223)
	$111,229	$98,982

5. GOODWILL AND OTHER INTANGIBLES

At least annually during the fourth quarter, or more frequently when there is a material change in circumstances that could have a negative effect, the Company performs an assessment of its goodwill and other indefinite-lived intangible assets to determine if the carrying value of such assets exceeds the fair value. No change in circumstances that would trigger an evaluation occurred during the three and nine months ended September 30, 2016, or subsequently.
6. LONG-TERM DEBT AND WARRANT LIABILITY

Long-Term Debt

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

Long-term debt, related discounts and issuance costs consists of the following:

(In thousands)	September 30, 2016
	(unaudited)
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$43,875	$—	$(625)	$43,250
Revolving Loan	—	—	—	—
Second Term Loan	55,000	(510)	(1,468)	53,022
Total debt including current maturities	98,875	(510)	(2,093)	96,272
Less current portion	(1,688)	—	—	(1,688)
Total long-term debt, net	$97,187	$(510)	$(2,093)	$94,584

(In thousands)	December 31, 2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$46,000	$(777)	$45,223
Revolving Loan	2,000	—	2,000
Second Term Loan	20,000	(581)	19,419
Total debt including current maturities	68,000	(1,358)	66,642
Less current portion	(6,000)	—	(6,000)
Total long-term debt, net	$62,000	$(1,358)	$60,642

First Lien Credit Facility. The Amended and Restated First Lien Credit Facility matures in May 2019 and requires monthly interest-only payments and quarterly principal payments of $562,500 until May 2018, with such quarterly principal payments increasing to $843,750 through maturity. We incurred debt issuance costs of $248,000, which are being amortized over the remaining term of the loan, and expensed debt modification costs of $330,000. We made our required quarterly payment of $562,500 due October 1, 2016, on September 30, 2016.

The interest rate of the Amended and Restated First Lien Credit Facility is initially based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 3.75%. The margin rate of 3.75% will increase by 50 basis points beginning in May 2017 and will increase by an additional 50 basis points if the Company does not raise at least $5 million of gross equity proceeds by May 13, 2017. The rights offering satisfied this latter condition, preventing such increase in the interest rate spread (see footnote 13). There is no prepayment premium or interest rate cap associated with this facility.

During June 2016, $569,000 of previously restricted cash proceeds drawn from the original construction loan were released to the Company.

Second Lien Credit Facility. The Amended and Restated Second Lien Credit Facility matures on the earlier of (i) May 13, 2022, or (ii) six months following the maturity date of the Amended and Restated First Lien Credit Facility. Given that the Amended and Restated First Lien Credit Facility currently matures in May 2019, the current maturity date of the Amended and Restated Second Lien Credit Facility is November 2019. Interest is currently payable monthly at a rate of 13.5% (and may vary between 12.5% and 13.5%, depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The prepayment premium is 3% of the total principal amount until May 13, 2017, 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter. We incurred debt issuance costs of $1,239,000, which are being amortized over the current remaining term of the loan, and expensed debt modification costs of $294,000.

Covenants. The Amended and Restated First and Second Lien Credit Facilities contain customary negative covenants, including, but not limited to, restrictions on our ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; dispose of assets; and change the basic underlying nature of our business. We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues, excluding capital expenditures made from any future sale of equity securities.

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

We were in compliance with our covenants as of September 30, 2016; however, there can be no assurances that we will remain in compliance with all covenants in the future. The Amended First and Second Lien Credit Facilities also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; repurchase of our own stock; and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the Amended and Restated First and Second Lien Credit Facilities or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the Amended and Restated First and Second Lien Credit Facilities lenders. No assurance can be given that we would be successful in obtaining such waivers or modifications.

We are required to make prepayments under the Amended and Restated First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Amended and Restated Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility.

Warrant Liability

As part of the Amended and Restated Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants have an exercise price of $1.67 (the average trading price of the Company's common stock during a 60-day period bracketing the completion of the financing) and expire May 13, 2026. The warrants also provide the second lien lenders with redemption rights, pre-emptive rights under certain circumstances to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants in the event of: (i) the maturity of the Amended and Restated Second Lien Credit Facility, (ii) an acceleration pursuant to the Amended and Restated Second Lien

Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Amended Second Lien Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, as defined, or (v) the Company's insolvency. The repurchase value is the 21-day average price of the Company's stock at the time of the event, as defined, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined. Although unsecured, the note would be guaranteed by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. The fair value at issuance of the warrants was $0.6 million, which was recorded as a liability due to the redemption feature and a resulting discount to the Amended and Restated Second Lien Credit Facility. The discount is amortized to interest expense during the expected term of the Amended and Restated Second Lien Credit Facility, which is currently 3.5 years. The Company recognized $0.2 million of income and $0.1 million of expense for the three and nine months ended September 30, 2016, respectively, due to a change in the fair value of the warrants, which was reflected as part of "Other" non-operating expense on the consolidated statements of operations.

Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a "Monte Carlo" simulation approach to measure the fair value of the warrants. The simulation included the Company's stock price and the following assumptions: an expected contractual term of 3.85 years, an expected stock price volatility rate of 44.78%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.1%. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. The Company also utilized the Monte Carlo simulation approach for its valuation at September 30, 2016 which included the following assumptions: an expected contractual term of 3.57 years, an expected stock price volatility rate of 45.99%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.06%.
7. CAPITAL LEASE OBLIGATION

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC ("GEI"), leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At September 30, 2016, such net amount was $5.8 million. Upon expiration of the lease term, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs. The hotel lease agreement is not guaranteed by any other subsidiary or the parent company.

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
8. INCOME TAXES

The Company's effective income tax rate for the three and nine months ended September 30, 2016 was 56.9% and -21.4%, compared to an effective tax rate of -42.1% and 74.3% during the corresponding prior-year periods. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of our valuation allowance and certain permanent items for tax purposes, with such differences being amplified by the Company's low pre-taxable income (loss) during recent periods. During 2016, we continued to provide a valuation allowance against the deferred tax assets that remain after being utilized by available deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets. Our annual effective tax rate could not be reasonably estimated at the present time.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In addition to the following leases, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the Amended and Restated First and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent will increase from $125,000 to (i) $145,833 commencing on January 1, 2017 (or the date which Hyatt's renovations are completed as described below, whichever is later), and (ii) $166,667 commencing on January 1, 2018. As a condition of the lease, the Company is required to purchase new gaming devices and equipment or make other capital expenditures at its sole cost and expense of approximately $1.5 million and Hyatt is required to renovate the casino at its sole cost and expense of approximately $3.5 million, with both parties completing these renovations by June 30, 2017.

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

Bronco Billy's Lease through 2035 and Option to Purchase. Bronco Billy's leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease terms include an initial expiration date of January 2017, current rents of $18,500 per month, and six renewal options in three-year increments to 2035. Bronco Billy's recently exercised its first renewal option through January 2020, which increases the monthly rents to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal.

Corporate Office Lease. In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada. The lease terms include a maturity date of 7.6 years and approximately $0.2 million of annual rents. The lease includes a tenant improvement allowance of $0.2 million. We are currently in the process of designing the space and anticipate moving in during mid-2017.

Litigation

In 2013 and 2014, we expended approximately $1.6 million to repair defects to the parking garage at the Silver Slipper Casino and Hotel. The parking garage was originally built in 2007, and we acquired the property in 2012. We hired outside legal counsel to pursue the reimbursement of such costs from the contractor and architect, who neglected to install certain structural elements required by the building codes. During the third quarter of 2015, the case was dismissed in favor of the defendants, as the statutes of repose had expired. We filed an appeal on November 2, 2015 on the basis that there were elements in the case that would have extended our right to seek reimbursement of the remedial costs. On November 25, 2015, we entered into a settlement and release agreement with the architect, and on January 12, 2016, we filed an appellate brief in the US Court of Appeals for the Fifth Circuit with respect to our litigation with the contractor. On August 31, 2016 oral arguments were heard and we expect the court to issue an opinion during the fourth quarter of 2016.

We are party to a number of pending legal proceedings which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
10. EARNINGS (LOSS) PER SHARE

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income per share consists of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Numerator:
Net income (loss) attributable to Full House Resorts, Inc. - basic	$135	$2,035	$(2,596)	$(147)
Change in fair value of warrants	(181)	—	—	—
Net loss attributable to Full House Resorts, Inc. - diluted	$(46)	$2,035	$(2,596)	$(147)

Denominator:
Weighted-average common share equivalents - basic	19,019	18,969	18,995	18,927
Potential dilution from share-based awards	195	—	—	—
Potential dilution from assumed conversion of warrants	112	—	—	—
Weighted-average common and common share equivalents - diluted	19,326	18,969	18,995	18,927

For the nine months ended September 30, 2016, all potentially dilutive securities, totaling 3.1 million shares, were excluded from the computation of diluted earnings per share as their effect was anti-dilutive due to the net loss recognized by the Company. For the three and nine months ended September 30, 2015, all 1.6 million potentially dilutive securities were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.
11. SHARE-BASED INCENTIVE COMPENSATION

As of September 30, 2016, we had 443,756 share-based awards available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

In May 2016, the Company issued stock options to purchase 420,000 shares of our common stock to various employees of the Company, all of which have an exercise price of $1.70 per share, a price slightly higher than the Company's closing price on the day of grant. These stock options all vest in equal amounts over three years from the date of grant. The Company also issued stock options to purchase 74,116 shares of our common stock at an exercise price of $1.70 per share subject to a one-year vesting period, and 49,413 shares of common stock, which vested immediately, to members of our Board of Directors.

The following table summarizes information related to our common stock options as of September 30, 2016:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2016	1,563,834	$1.33
Granted	494,116	1.70
Exercised	—	n/a
Canceled/Forfeited	—	n/a
Options outstanding at September 30, 2016	2,057,950	$1.42
Options exercisable at September 30, 2016	664,255	$1.31

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions. Changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for the options granted during the nine-month period ended September 30, 2016 included: an expected volatility range between 43.7% and 44.6%, an expected dividend yield of 0%, an expected life of 5.0 to 5.8 years, and an expected weighted-average risk-free rate of between 1.3% and 1.4%.

Share-based compensation expense totaled $95,000 and $57,000, respectively, for the three months ended September 30, 2016 and 2015, and $315,000 and $285,000, respectively, for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, there was approximately $0.8 million of unrecognized compensation cost related to unvested stock options previously granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.
12. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort operations includes four segments; the Silver Slipper Casino and Hotel (Hancock County, Mississippi); Bronco Billy's Casino and Hotel (Cripple Creek, Colorado); the Rising Star Casino Resort (Rising Sun, Indiana); and the Northern Nevada segment, consisting of the Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada). Bronco Billy's Casino and Hotel was included beginning May 13, 2016.

The Company's management utilizes Adjusted Property EBITDA as the primary profit measure for its segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate-related costs and expenses that are not allocated to each property. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA and Adjusted Property EBITDA should not be construed as an alternative to operating income and net income for use as indicators of our performance; or as an alternative to cash flows from operating activities for use as a measure of liquidity; or as an alternative to any other measure determined in accordance with GAAP. We have significant uses of cash flows, including capital expenditures, interest payments, taxes and debt principal repayments, which are not reflected in Adjusted EBITDA and/or Adjusted Property EBITDA. Also, other companies in the gaming and hospitality industries that report Adjusted EBITDA and/or Adjusted Property EBITDA information may calculate Adjusted EBITDA or Adjusted Property EBITDA in a different manner.

The following tables reflect selected operating information for our reporting segments for the three and nine months ended September 30, 2016 and 2015 and include a reconciliation of Adjusted Property EBITDA to operating income (loss) and net income (loss):

For the three months ended September 30, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Casino & Hotel	Northern Nevada	Corporate	Consolidated
Revenues, net	$14,987	$12,553	$7,565	$6,651	$—	$41,756

Adjusted Property EBITDA	$2,304	$751	$1,610	$1,864	$—	$6,529

Other operating costs and expenses:
Depreciation and amortization	818	660	504	219	2	2,203
Loss on asset disposals, net	6	8	—	295	—	309
Corporate expenses	—	—	—	—	889	889
Project development and acquisition costs	—	—	—	—	130	130
Stock compensation	—	—	—	—	95	95
Operating income (loss)	1,480	83	1,106	1,350	(1,116)	2,903
Non-operating expense (income):
Interest expense	5	51	—	—	2,692	2,748
Debt modification costs	—	—	—	—	24	24
Adjustment to fair value of warrants	—	—	—	—	(181)	(181)
Non-operating expense	5	51	—	—	2,535	2,591
Income (loss) before income taxes	1,475	32	1,106	1,350	(3,651)	312
Provision (benefit) for income taxes	85	(1)	88	—	5	177
Net income (loss)	$1,390	$33	$1,018	$1,350	$(3,656)	$135

For the three months ended September 30, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Revenues, net	$14,894	$12,563	$—	$6,809	$—	$34,266

Adjusted Property EBITDA	$2,413	$2,455	$—	$2,227	$—	$7,095

Other operating costs and expenses:
Depreciation and amortization	1,322	678	—	199	4	2,203
Corporate expenses	—	—	—	—	844	844
Project development and acquisition costs	—	—	—	—	709	709
Pre-opening	21	—	—	—	—	21
Stock compensation	—	—	—	—	57	57
Operating income (loss)	1,070	1,777	—	2,028	(1,614)	3,261
Non-operating expense:
Interest expense, net of amounts capitalized	4	40	—	—	1,785	1,829
Non-operating expense	4	40	—	—	1,785	1,829
Income (loss) before income taxes	1,066	1,737	—	2,028	(3,399)	1,432
Provision (benefit) for income taxes	3	(61)	—	—	(545)	(603)
Net income (loss)	$1,063	$1,798	$—	$2,028	$(2,854)	$2,035

For the nine months ended September 30, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Revenues, net	$44,326	$36,851	$11,149	$16,284	$—	$108,610

Adjusted Property EBITDA	$7,335	$2,483	$2,698	$3,256	$—	$15,772

Other operating costs and expenses:
Depreciation and amortization	2,482	1,993	723	589	8	5,795
Loss on asset disposals, net	6	8	—	295	—	309
Corporate expenses	—	—	—	—	3,165	3,165
Project development and acquisition costs	—	—	—	—	902	902
Stock compensation	—	—	—	—	315	315
Operating income (loss)	4,847	482	1,975	2,372	(4,390)	5,286
Non-operating expense (income):
Interest expense	13	157	—	—	6,570	6,740
Debt modification costs	—	—	—	—	624	624
Adjustment to fair value of warrants	—	—	—	—	60	60
Non-operating expense	13	157	—	—	7,254	7,424
Income (loss) before income taxes	4,834	325	1,975	2,372	(11,644)	(2,138)
Provision for income taxes	326	1	119	1	11	458
Net income (loss)	$4,508	$324	$1,856	$2,371	$(11,655)	$(2,596)

For the nine months ended September 30, 2015
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Revenues, net	$42,967	$35,444	$—	$15,665	$—	$94,076

Adjusted Property EBITDA	$7,774	$3,251	$—	$3,269	$—	$14,294

Other operating costs and expenses:
Depreciation and amortization	3,582	2,039	—	593	11	6,225
Other losses (recoveries)	—	—	—	80	(446)	(366)
Corporate expenses	—	—	—	—	2,964	2,964
Project development and acquisition costs	—	—	—	—	760	760
Pre-opening	134	—	—	—	—	134
Stock compensation	—	—	—	—	285	285
Operating income (loss)	4,058	1,212	—	2,596	(3,574)	4,292
Non-operating expense:
Interest expense, net of amounts capitalized	13	124	—		4,739	4,876
Other	—	(11)	—	—	(1)	(12)
Non-operating expense	13	113	—	—	4,738	4,864
Income (loss) before income taxes	4,045	1,099	—	2,596	(8,312)	(572)
Provision (benefit) for income taxes	8	(61)	—	—	(372)	(425)
Net income (loss)	$4,037	$1,160	$—	$2,596	$(7,940)	$(147)

Selected balance sheet data is as follows:

As of September 30, 2016
(In thousands, unaudited)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Total assets	$80,603	$36,099	$37,589	$11,500	$8,502	$174,293
Property and equipment, net	59,452	29,583	16,280	5,782	132	111,229
Goodwill	14,671	—	4,799	1,809	—	21,279
Liabilities	4,157	10,363	3,459	2,480	99,592	120,051

As of December 31, 2015
(In thousands)
	Casino/Resort Operations
	Silver Slipper Casino & Hotel	Rising Star Casino Resort	Bronco Billy's Hotel & Casino	Northern Nevada	Corporate	Consolidated
Total assets	$82,621	$37,141	$—	$12,105	$9,600	$141,467
Property and equipment, net	61,150	31,391	—	6,098	343	98,982
Goodwill	14,671	—	—	1,809	—	16,480
Liabilities	3,389	10,034	—	1,834	69,687	84,944

13. SUBSEQUENT EVENT

On August 15, 2016, the Company announced a $5 million rights offering. A registration statement on Form S-3 relating to these securities was declared effective by the U.S. Securities and Exchange Commission on October 6, 2016. The rights offering commenced on October 7, 2016 and the Company distributed, at no charge, non-transferable subscription rights to the holders of the Company's common stock as of August 25, 2016.

The Company closed on its rights offering on November 10, 2016. The Company received a total of $5 million of gross proceeds (or an estimated $4.7 million of net proceeds after offering costs) from the rights offering through the issuance of 3,846,154 shares of common stock at a price of $1.30 per share. The net proceeds from the rights offering will be used to partially fund certain capital expenditure growth projects at our existing properties, as well as for general corporate purposes.

Of the 3,846,154 shares issued in connection with the rights offering, Daniel R. Lee, Chief Executive Officer, President and a director of the Company, purchased 1,000,000 shares as the standby purchaser in connection with the standby purchase agreement that the Company entered into with Mr. Lee on October 7, 2016. Under the standby purchase agreement, Mr. Lee agreed to hold such shares for a minimum period.

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

Bronco Billy's Acquisition and Amended and Restated Credit Facilities

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel in Cripple Creek, Colorado from Pioneer Group, Inc. for estimated consideration of $31.1 million, including an adjustment for net working capital. Concurrent with the acquisition of Bronco Billy's, we entered into an amended and restated First Lien Credit Facility ("Amended and Restated First Lien Credit Facility") with a group of banks led by Capital One Bank, N.A., ("Capital One"), which includes a First Term Loan of $45 million and Revolving Loan of $2 million. We also entered into an amended and restated Second Lien Credit Facility

("Amended and Restated Second Lien Credit Facility") with ABC Funding, LLC which includes a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were primarily used to complete our acquisition of Bronco Billy's.  As part of the Amended and Restated Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 redeemable warrants.

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

See Notes 3 and 6 in the Condensed Notes to the Consolidated Financial Statements for further information.

Rights Offering

On August 15, 2016, the Company announced a $5 million rights offering. A registration statement on Form S-3 relating to these securities was declared effective by the U.S. Securities and Exchange Commission on October 6, 2016. The rights offering commenced on October 7, 2016 and the Company distributed, at no charge, non-transferable subscription rights to the holders of the Company's common stock as of August 25, 2016.

The Company closed on its rights offering on November 10, 2016. The Company received a total of $5 million of gross proceeds (or an estimated $4.7 million of net proceeds after offering costs) from the rights offering through the issuance of 3,846,154 shares of common stock at a price of $1.30 per share. The net proceeds from the rights offering will be used to partially fund certain capital expenditure growth projects at our existing properties, as well as for general corporate purposes.

Of the 3,846,154 shares issued in connection with the rights offering, Daniel R. Lee, Chief Executive Officer, President and a director of the Company, purchased 1,000,000 shares as the standby purchaser in connection with the standby purchase agreement that the Company entered into with Mr. Lee on October 7, 2016. Under the standby purchase agreement, Mr. Lee agreed to hold such shares for a minimum period.
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
Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three and nine months ended September 30, 2016 and 2015:

(In thousands)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Net revenues	$41,756	$34,266	21.9%	$108,610	$94,076	15.4%
Operating expenses	38,853	31,005	25.3%	103,324	89,784	15.1%
Operating income	2,903	3,261	(11.0)%	5,286	4,292	23.2%
Interest and other, net	2,591	1,829	41.7%	7,424	4,864	52.6%
Income tax expense (benefit)	177	(603)	(129.4)%	458	(425)	(207.8)%
Net income (loss)	$135	$2,035	(93.4)%	$(2,596)	$(147)	1,666.0%

(In thousands)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Casino revenues
Slots	$32,886	$26,358	24.8%	$84,537	$72,622	16.4%
Table games	4,493	4,135	8.7%	13,078	11,499	13.7%
Other	82	84	(2.4)%	285	253	12.6%
	37,461	30,577	22.5%	97,900	84,374	16.0%
Non-casino revenues, net
Food and beverage	2,860	2,515	13.7%	7,235	7,041	2.8%
Hotel	521	376	38.6%	1,254	776	61.6%
Other	914	798	14.5%	2,221	1,885	17.8%
	4,295	3,689	16.4%	10,710	9,702	10.4%
Total net revenues	$41,756	$34,266	21.9%	$108,610	$94,076	15.4%

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.

Revenues. Consolidated net revenues for the three-month period increased 21.9% primarily due to the acquisition of Bronco Billy's. Excluding Bronco Billy's, our consolidated net revenues were flat, as each of our other properties had modest changes or were flat for the quarter.

Consolidated net revenues for the nine-month period increased 15.4%, due to our acquisition of Bronco Billy's and increases at each of our properties. Excluding Bronco Billy's, our consolidated net revenues increased 3.6%. At Silver Slipper, the completion of the new hotel in September 2015 helped drive an increase in customers and casino revenue. At Rising Star, marketing enhancements and other customer-focused initiatives resulted in increases in both slots and table games revenue. At our Northern Nevada segment, Grand Lodge Casino experienced an increase in casino revenues primarily due to an improved ski season in the Lake Tahoe region, while Stockman's casino revenues increased due to modest physical improvements at the property and marketing enhancements.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses increased for the three and nine-month periods, primarily as a result of the acquisition of Bronco Billy's, an increase in casino expenses, and an increase in selling, general and administrative costs. Excluding Bronco Billy's, our operating expenses increased 4.5% and 4.9% for the three and nine-month periods, respectively, primarily due to an increase at Rising Star.

See further information within our reportable segments described below.

Interest Expense and Other, Net.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost (excluding loan fee amortization)	$2,523	$1,404	$5,901	$4,098
Amortization of debt costs	225	408	839	1,218
Capitalized interest	—	17	—	(440)
	$2,748	$1,829	$6,740	$4,876

The increase in interest cost above was primarily attributed to the debt refinancing on May 13, 2016, which resulted in $35 million of additional debt proceeds.

Other, Net

Other non-operating expense (income) during the three and nine months ended September 30, 2016 consisted of debt modification costs in conjunction with the refinancing of $24,000 and $624,000, respectively, and a change in the fair value of our warrant liability of ($181,000) and $60,000, respectively.

 Income Tax Expense. The Company's effective income tax rate for the three and nine months ended September 30, 2016 was 56.9% and -21.4%, compared to an effective tax rate of -42.1% and 74.3% during the corresponding prior-year periods. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of our valuation allowance and items that are permanently treated differently for GAAP and tax purposes, with such differences being amplified by the Company's low pre-taxable income (loss) during recent periods. During 2016, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

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

Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments (see "Non-GAAP Financial Measures" in the next subsection for additional information). The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA:

(In thousands)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2016	2015		2016	2015
Net revenues
Silver Slipper Casino and Hotel	$14,987	$14,894	0.6%	$44,326	$42,967	3.2%
Rising Star Casino Resort	12,553	12,563	(0.1)%	36,851	35,444	4.0%
Bronco Billy's Casino and Hotel	7,565	—	n/a	11,149	—	n/a
Northern Nevada Casinos	6,651	6,809	(2.3)%	16,284	15,665	4.0%
	$41,756	$34,266	21.9%	$108,610	$94,076	15.4%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$2,304	$2,413	(4.5)%	$7,335	$7,774	(5.6)%
Rising Star Casino Resort	751	2,455	(69.4)%	2,483	3,251	(23.6)%
Bronco Billy's Casino and Hotel	1,610	—	n/a	2,698	—	n/a
Northern Nevada Casinos	1,864	2,227	(16.3)%	3,256	3,269	(0.4)%
Corporate	(889)	(844)	5.3%	(3,165)	(2,964)	6.8%
	$5,640	$6,251	(9.8)%	$12,607	$11,330	11.3%

Silver Slipper Casino and Hotel

Net revenues during the three-month period were flat. Slot and table games revenue increased, but were mostly offset by an increase in promotional allowances and a decrease in food and beverage revenues. The decrease in food and beverage revenue was due to significant marketing efforts in the 2015 period to increase guest counts through the use of food promotions. Such marketing efforts were reduced during the 2016 period, with a more directed focus being taken with respect to marketing. Our hotel occupancy was 90% during the quarter.

Net revenues during the nine-month period increased 3.2%, primarily due to the opening of the hotel in phases between May and September 2015, resulting in growth in both customer counts and gaming volumes. Slot revenue increased 4% and table games revenue rose 7.5% despite a 0.9 percentage point decrease in hold percentage. These increases were partially offset by a decrease in non-gaming net revenues (principally food and beverage revenues, as described above) of 7.6%. Our hotel occupancy was 88.4% during the nine-month period.

Adjusted Property EBITDA for the three-month period decreased 4.5% primarily due to an increase in promotional activity, higher property and franchise taxes, and an increase in marketing. Additionally, during the three-month period, severe rain and flooding affected guests from several of Silver Slipper's feeder markets. Adjusted Property EBITDA margin for the quarter was 15.4% versus 16.2% in the prior-year period.

Adjusted Property EBITDA for the nine-month period decreased 5.6% primarily due to increased casino expenses and selling, general and administrative costs, which increased for similar reasons to those mentioned above for the three-month period. These increases were partially offset by the increase in net revenues discussed above attributable to the opening of the hotel, and a $0.5 million decrease in food and beverage costs. Adjusted Property EBITDA margin for the nine-month period was 16.5% versus 18.1% in the prior-year period.

Rising Star Casino Resort

Net revenues during the three-month period were flat and included a 0.5% decrease in slot revenue and an 8.6% decrease in table games revenue, offset by an 11% increase in non-gaming net revenues (including food and beverage, hotel, golf and retail). Table games were adversely impacted by a hold percentage that was 14.2% in the recent quarter, versus 17.7% in the prior-year period and a three-year average of 17.8%.

Net revenues during the nine-month period increased 4% due to marketing enhancements and other customer-focused initiatives. Slot revenue increased 2%, table games revenue increased 10.5%, and non-gaming net revenues (including food and beverage, hotel, golf and retail) increased 10.6%.

Adjusted Property EBITDA for the three-month period decreased 69.4%, primarily due to a $1.4 million property tax refund received in the prior-year period that reduced selling, general and administrative costs. Adjusted Property EBITDA margin for the quarter was 6.0% versus 19.5% in the prior-year period.

Adjusted Property EBITDA for the nine-month period decreased 23.6% due to the property tax refund received in the prior-year period described above and increased marketing and advertising costs, partially offset by the increase in net revenues. Adjusted Property EBITDA margin for the nine-month period was 6.7% versus 9.2% in the prior-year period.

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

Bronco Billy's Casino and Hotel

As described above in our Executive Overview section, we acquired Bronco Billy's on May 13, 2016. Bronco Billy’s occupies a significant portion of the key city block of Cripple Creek’s prime “casino strip” and is believed to be one of the town's two market leaders. Cripple Creek is the principal gaming center for the Colorado Springs metropolitan area, which is approximately one hour east of Cripple Creek. Colorado Springs is the second-largest metropolitan area in Colorado with a population of approximately 700,000, growing in recent years at a 3.5% rate. The market is seasonal, favoring the summer months.

Net revenues during the three month period ended September 30, 2016 were $7.6 million, consisting of $6.5 million of slot revenues, $0.4 million of table games revenue, and $0.7 million of non-gaming net revenues (including food and beverage, hotel and other).

Net revenues from May 13, 2016 through September 30, 2016 were $11.1 million, consisting of $9.5 million of slot revenues, $0.6 million of table games revenues and $1 million of non-gaming net revenues.

Adjusted Property EBITDA for the three month period was $1.6 million and Adjusted Property EBITDA margin was 21.3%.

Adjusted Property EBITDA from May 13, 2016 through September 30, 2016 was $2.7 million. The property benefited in the second quarter from a lower state gaming tax rate related to the timing of our purchase. The gaming tax incurred during the third quarter reflects the estimated annual gaming tax rate considering the Colorado Limited Gaming Control Commission's progressive tax schedule and their fiscal year that ends on June 30.

See Note 3 to the Condensed Notes to the Consolidated Financial Statements for further information about the preliminary estimates of the fair values of the assets acquired and liabilities assumed at the acquisition date.

Northern Nevada

Net revenues during the three-month period decreased 2.3% compared to the prior-year quarter, driven by softer guest volumes at Grand Lodge Casino during the summer period. Slot revenue declined 2.2%, table games revenues declined 0.7% and non-gaming net revenues decreased 6%.

Net revenues during the nine-month period increased 4%, primarily as a result of the improved ski season in the Lake Tahoe region. Snow levels for the 2015/2016 ski season were above those of recent years and resulted in an increase in customers. These factors helped cause a 7.5% increase in table games revenue and a 3.7% increase in slot revenue for our Northern Nevada segment. At Stockman's Casino, cosmetic facility improvements, marketing enhancements, and certain management and operational changes from mid-2015 helped increase casino revenue by 6%.

Adjusted Property EBITDA during the three-month period decreased 16.3% primarily due to the revenue decrease described above, increased promotional activity, and an increase in rents due to Hyatt. Adjusted Property EBITDA margin for the quarter was 28.0% versus 32.7% in the prior-year quarter.

Adjusted Property EBITDA for the nine-month period was flat. While net revenues increased, such amounts were offset by the increases in casino expenses and selling, general and administrative costs described above for the three-month period. Adjusted Property EBITDA margin for the nine-month period was 20.0% versus 20.9% in the prior-year period.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, the winter months can be affected by snowfall. The Grand Lodge Casino is located near several nearby ski resorts, including Alpine Meadows, Northstar and Squaw Valley.

Non-GAAP Financial Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported generally accepted accounting principles in the United States of America (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industry, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property. Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under GAAP. Accordingly, these measures should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to operating income and net income (loss):

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA	$5,640	$6,251	$12,607	$11,330
Depreciation and amortization	(2,203)	(2,203)	(5,795)	(6,225)
Write-offs, recoveries and asset disposals, net	(309)	—	(309)	366
Preopening	—	(21)	—	(134)
Project development and acquisition costs	(130)	(709)	(902)	(760)
Stock compensation	(95)	(57)	(315)	(285)
Operating income	2,903	3,261	5,286	4,292
Non-operating (expense) income
Interest expense	(2,748)	(1,829)	(6,740)	(4,876)
Debt modification costs	(24)	—	(624)	—
Adjustment to fair value of warrants and other	181	—	(60)	12
	(2,591)	(1,829)	(7,424)	(4,864)
Income (loss) before income taxes	312	1,432	(2,138)	(572)
Income tax expense (benefit)	177	(603)	458	(425)
Net income (loss)	$135	$2,035	$(2,596)	$(147)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the three months ended September 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,480	$818	$6	$—	$—	$2,304
Rising Star Casino Resort	83	660	8	—	—	751
Bronco Billy's Casino and Hotel	1,106	504	—	—	—	1,610
Northern Nevada Casinos	1,350	219	295	—	—	1,864
	4,019	2,201	309	—	—	6,529
Other operations
Corporate	(1,116)	2	—	130	95	(889)
	(1,116)	2	—	130	95	(889)
	$2,903	$2,203	$309	$130	$95	$5,640

For the three months ended September 30, 2015
(In thousands)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Project development and acquisition costs	Pre-opening	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,070	$1,322	$—	$—	$21	$—	$2,413
Rising Star Casino Resort	1,777	678	—	—	—	—	2,455
Bronco Billy's Casino and Hotel	—	—	—	—	—	—	—
Northern Nevada Casinos	2,028	199	—	—	—	—	2,227
	4,875	2,199	—	—	21	—	7,095
Other operations
Corporate	(1,614)	4	—	709	—	57	(844)
	(1,614)	4	—	709	—	57	(844)
	$3,261	$2,203	$—	$709	$21	$57	$6,251

Operating expenses deducted to arrive at operating income (loss) in the above tables included facility rents related to: (i) Silver Slipper of $0.3 million for both periods presented, (ii) Northern Nevada segment of $0.5 million and $0.4 million for the three months ended 2016 and 2015, and (iii) Bronco Billy's of $84,000. Capital lease payments of $0.1 million and $0.2 million for the three-month periods ended 2016 and 2015 related to Rising Star’s hotel are not deducted.

For the nine months ended September 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,847	$2,482	$6	$—	$—	$7,335
Rising Star Casino Resort	482	1,993	8	—	—	2,483
Bronco Billy's Casino and Hotel	1,975	723	—	—	—	2,698
Northern Nevada Casinos	2,372	589	295	—	—	3,256
	9,676	5,787	309	—	—	15,772
Other operations
Corporate	(4,390)	8	—	902	315	(3,165)
	(4,390)	8	—	902	315	(3,165)
	$5,286	$5,795	$309	$902	$315	$12,607

For the nine months ended September 30, 2015
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Write-offs, recoveries and asset disposals	Pre-opening	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,058	$3,582	$—	$—	$134	$—	$7,774
Rising Star Casino Resort	1,212	2,039	—	—	—	—	3,251
Bronco Billy's Casino and Hotel	—	—	—	—	—	—	—
Northern Nevada Casinos	2,596	593	—	80	—	—	3,269
	7,866	6,214	—	80	134	—	14,294
Other operations
Corporate	(3,574)	11	760	(446)	—	285	(2,964)
	(3,574)	11	760	(446)	—	285	(2,964)
	$4,292	$6,225	$760	$(366)	$134	$285	$11,330

Operating expenses deducted to arrive at operating income (loss) in the above tables included facility rents related to: (i) Silver Slipper of $1 million and $0.9 million for the nine months ended 2016 and 2015 (ii) Northern Nevada segment of $1.4 million and $1.1 million for the nine months ended 2016 and 2015, and (iii) Bronco Billy's of $111,000 from May 13, 2016 through September 30, 2016. Capital lease payments of $0.5 million and $0.7 million for the nine months ended 2016 and 2015 related to Rising Star’s hotel are not deducted.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2016, we had $23.1 million of unrestricted cash and equivalents and our $2 million Revolving Loan under our Amended and Restated First Lien Credit Facility was undrawn and fully available. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants. Management currently estimates that approximately $13 million of cash and equivalents is required for the day-to-day operations of the Company.

As discussed in more detail above, our rights offering closed on November 10, 2016 realizing $5 million of gross proceeds (approximately $4.7 million of net proceeds after offering costs). We will utilize the net proceeds from the rights offering to partially fund certain capital expenditure growth projects, as well as for general corporate purposes.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Subject to the effects of the economic uncertainties discussed herein, we believe that adequate financial resources (including from operating cash flows and external debt and equity financing) will be available to execute our current growth plan. However, there can be no assurances of our ability to fund our growth efforts or to continue expanding.

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the nine months ended September 30, 2016 was $6.3 million compared to $5.6 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine months ended September 30, 2016 was $26.7 million, which primarily related to the acquisition of Bronco Billy's. Cash used in investing activities during the prior-year period was $13.8 million, which primarily reflected construction of the hotel at Silver Slipper.

 Cash flows - financing activities. On a consolidated basis, cash provided by financing activities during the nine months ended September 30, 2016 was $28.9 million and was attributed primarily to the $35 million of additional proceeds from the Amended and Restated Second Lien Credit Facility offset partially by the payment of debt issuance costs from the refinancing and payments related to the First Lien Credit Facility. Cash provided by financing activities for the prior-year period was $6.5 million, which included $8.9 million drawn for construction costs related to the hotel at Silver Slipper.

Other Factors Affecting Liquidity

Long-term Debt. We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. As discussed in the "Executive Overview" and in Note 6 to the accompanying consolidated financial statements, on May 13, 2016, we refinanced our First and Second Lien Credit Facilities. As a result, at September 30, 2016, we had $98.9 million of gross principal indebtedness, consisting of $43.9 million from our First Term Loan and $55 million from our Second Term Loan. Our Amended and Restated First Lien Credit Facility matures in May 2019 and includes quarterly principal payments of $562,500 until May 2018 and then $843,750 through maturity. Our Amended and Restated Second Lien Credit Facility has no quarterly principal payment requirements and matures in November 2019. We expect to meet our debt obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents, proceeds from our rights offering, available borrowings under our Revolving Loan, and the eventual refinancing of our debt facilities. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Common Stock Warrants. As discussed below under "Credit Facilities" and in Note 6 to the accompanying consolidated financial statements, as part of the Amended and Restated Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants include redemption rights which allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants under certain conditions. Should the redemption rights be exercised, the repurchase value will be equal to the 21-day average price of the Company's stock, less the warrant exercise price, and will be payable by the Company in cash or through the issuance of an unsecured note with a four-year term, a minimum interest rate of 13.25%, and a guarantee by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino contains an option for Hyatt, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Additionally, monthly rent will increase from $125,000 to (i) $145,833 commencing on the later of January 1, 2017 or when Hyatt completes its renovation (but no later than June 30, 2017), and (ii) $166,667 commencing on January 1, 2018 through maturity. Because there are rent increases within the lease at future dates, GAAP requires us to total the rents due through the term of the lease and divide it by the remaining years of the lease to calculate rent expense.

Capital Investments. We made significant capital investments through September 30, 2016. We expect to make the following additional capital investments during the remainder of 2016.

Rising Star Casino Resort - We plan to make significant improvements at Rising Star, including (i) refurbishment of a portion of the casino to include a VIP room and sense of arrival improvements; (ii) implementation of a ferry boat service to Kentucky; (iii) construction of an RV park; (iv) construction of a restaurant on the riverboat; and/or (v) re-branding and re-naming the steakhouse. On July 13, 2016, we received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that the Company has purchased in Rabbit Hash, Kentucky. We intend to operate a 10-vehicle ferry boat to significantly shorten the distance for customers traveling from Kentucky to Rising Star, located across the river. Commencement of ferry boat operations remains subject to additional approvals, including from the Army Corps of Engineers and the U.S. Coast Guard. We anticipate that the total cost of the improvements at Rising Star will be approximately $6 million.

Grand Lodge Casino - Under the terms of the lease amendment effective November 25, 2015, we will purchase new gaming devices and equipment or make other capital expenditures at our sole cost and expense of approximately $1.5 million, which is being invested alongside approximately $3.5 million of enhancements being funded by our landlord. The Company and the landlord are working together on that refurbishment, which is currently scheduled to begin in January 2017 and be completed in June 2017. The casino will remain open during the refurbishment. We currently expect to fund a portion of the $1.5 million during 2016, with the majority being invested during the first and second quarters of 2017.

Stockman's Casino - During the third quarter we began construction to improve the "curb appeal" of the property, improving access to the casino through construction of a new parking lot, and making certain other enhancements. The project has a preliminary budget of $1.5 million and is expected to be substantially complete before the end of 2016. A new administrative office building is slated for construction during the first quarter of 2017.

Silver Slipper - We anticipate building a swimming pool and beach complex during the first half of 2017, and making certain other improvements, at a cost of approximately $500,000.

Additionally, we may fund other various capital expenditure projects, depending on our financial resources. Our capital expenditures may fluctuate due to our decisions with respect to strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful.

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

Silver Slipper Casino and Hotel

The total cost of the completed hotel was approximately $20.6 million, including the deposit amount mentioned below. This includes the cost under the guaranteed maximum price contract the Company had with the general contractor for construction of the hotel. Certain subcontractors who contracted directly with the general contractor alleged they are owed monies by such general contractor. The Company recently deposited approximately $467,000 with the Chancery Court of Hancock County, Mississippi, which we believe resolves its remaining responsibility with regard to the hotel construction.
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

First Lien Credit Facility

As of September 30, 2016, the Amended and Restated First Lien Credit Facility had $43.9 million of principal indebtedness outstanding on our First Term Loan and the $2 million Revolving Loan was undrawn and fully available. This facility matures in May 2019 and requires monthly interest-only payments, quarterly principal payments of $562,500 until May 2018, and quarterly principal payments of $843,750 after May 2018 through maturity. We made our required quarterly payment of $562,500 due October 1, 2016, on September 30, 2016.

The interest rate will be initially based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 3.75%. The margin rate of 3.75% will be increased by 50 basis points beginning in May 2017 and will increase by an additional 50 basis points if the Company does not raise at least $5 million of gross equity proceeds by May 13, 2017. The rights offering satisfied this latter condition, preventing such increase in the interest rate spread. There is no prepayment premium or interest rate cap associated with this facility.

During June 2016, $569,000 of previously restricted cash proceeds drawn from the original construction loan were released to the Company.

Second Lien Credit Facility

As of September 30, 2016, the Amended and Restated Second Lien Credit Facility had $55 million of principal indebtedness outstanding and matures on the earlier of (i) May 13, 2022, or (ii) six months following the maturity date of the Amended and Restated First Lien Credit Facility. Given the Amended and Restated First Lien Credit Facility currently matures in May 2019, the current maturity date of the Amended and Restated Second Lien Credit Facility is November 2019. Interest is currently payable monthly at 13.5% (and may vary at a rate between 12.5% and 13.5% depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The prepayment premium is 3% of the total principal amount until May 13, 2017, 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter.

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

We were in compliance with our covenants as of September 30, 2016; however, there can be no assurances that we will remain in compliance with all covenants in the future. The Amended First and Second Lien Credit Facilities also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; repurchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the Amended First and Second Lien Credit Facilities or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the Amended First and Second Lien Credit Facilities lenders. No assurance can be given that we would be successful in obtaining such waivers or modifications.

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

The summary of principal terms of the Amended and Restated First Lien Credit Facility and Amended and Restated Second Lien Credit Facility in this Quarterly Report on Form 10-Q are in all cases subject to the terms of the actual credit agreements and amendments, copies of which were filed as Exhibits to our SEC Report on Form 8-K/A dated May 18, 2016.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

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
As of September 30, 2016, we had indebtedness of $98.9 million, including $43.9 million of variable interest first lien debt and $55 million of second lien debt. Interest rates on the second lien debt can range from 12.5% to 13.5%. Our first lien debt matures in May 2019, and includes monthly interest payments plus quarterly principal payments of $562,500 until May 13, 2018 and $843,750 through its maturity in May 2019. Our second lien debt matures upon the earlier of May 2022 or six months following the maturity of our first lien debt, and includes monthly interest payments.
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
We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, both land and buildings at Bronco Billy’s Hotel & Casino in Colorado, and one of the two hotels at our Rising Star Casino Resort in Indiana. We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have such purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is generally more advantageous to the Company to continue to lease rather than exercise the buyout option. Under certain circumstances and at the expirations of the underlying leases, the Company might be forced to exercise its buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that are less than fair market value or that are financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our credit facilities.

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

Item 6. Exhibits

4.1	Prospectus for Subscription Rights to Purchase Common Stock effective October 6, 2016 (incorporated by reference to the Company’s Form 424B2 filed October 7, 2016)
4.2	Registration Statement effective October 6, 2016 (incorporated by reference to the Company’s Form S-3 filed on August 15, 2016)
4.3	Amendment to Registration Statement (incorporated by reference to the company’s Form S-3/A filed on September 16, 2016)
4.4	Amendment to Registration Statement (incorporated by reference to the Company’s Form S-3/A filed on October 3, 2016)
10.1	Third Amendment to Casino Operations Lease, effective August 29, 2016, between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC
10.2	Standby Purchase Agreement dated October 7, 2016 between the Company and Daniel R. Lee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 7, 2016)
10.3
Registration Rights Agreement dated October 7, 2016 between the Company and Daniel R. Lee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 7, 2016)

23.1	Consent of Brownstein Hyatt Farber Shreck, LLP (incorporated by reference to Exhibit 5.1 to the Company’s Form S-3 filed on August 15, 2016)
23.2	Consent of Piercy Bowler Taylor & Kern (incorporated by reference to Exhibit 23.1 to the Company’s Form S-3/A filed on October 3, 2016)
23.3	Consent of BKD, LLP (incorporated by reference to Exhibit 23.2 to the Company’s Form S-3/A filed on October 3, 2016)
31.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: November 10, 2016	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 10, 2016	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)