Form 10-K
period 2016-12-31
FULL HOUSE RESORTS INC
filed 2017-03-17
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2016
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
Large Accelerated Filer ☐     Accelerated Filer ☐      Non Accelerated Filer ☐      Smaller reporting company  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of Registrant’s voting $0.0001 par value common stock held by non-affiliates of the Registrant, as of June 30, 2016, was: $35.1 million.  As of March 14, 2017, there were 22,864,963 shares of common stock, $0.0001 par value per share, outstanding.

 Documents Incorporated By Reference
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2017, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

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

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:
•indebtedness and projected borrowing risks;
•substantial dilution risks related to our outstanding warrants and options;
•growth strategies, including potential acquisitions and investments;
•challenges regarding the successful integration of acquisitions;
•development and construction activities risks;
•some of our casinos being on leased property;
•changes to anticipated trends in the gaming industries;
•changes in patron demographics;

•	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	availability of adequate levels of insurance;

•
changes to federal, state, and local taxation and tax rates, and gaming and environmental laws, regulations and legislation, including obtaining and maintaining gaming and other licenses and approvals;

•	severe weather;

•	lack of alternative routes to certain of our properties;

•	competitive environment, including increased competition in our target market areas;

•	other risks, uncertainties and factors described from time to time in this and our other SEC filings and reports.

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

Item 1. Business.

Introduction

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House”, the “Company”, “we”, “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

The following table presents selected statistical and other information concerning our properties as of December 31, 2016:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)	955	28	129(1)
Bronco Billy's Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)	807	12	24
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)	939	25	294(2)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)	232	4	—
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)	253	16	(3)

(1)	Silver Slipper Casino and Hotel opened its newly-constructed hotel in phases from May 2015 through September 2015.

(2)	Includes a 190-room hotel that we own and operate, and an adjacent 104-room hotel that we lease pursuant to a capital lease with a bargain purchase option.

(3)
Under the Facilities Agreement with Hyatt Equities, L.L.C., we have the ability to provide rooms to our guests at the Hyatt Regency Lake Tahoe Resort upon mutually agreeable rates, as well as other amenities and services that cater to our guests and support our operations. We also have an agreement with Hyatt to rent a villa for use by our designated casino guests. Hyatt has approximately 422 guest rooms.

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Silver Slipper Casino and Hotel, Bronco Billy's Casino and Hotel, and Rising Star Casino Resort are currently distinct segments.  Our corporate headquarters are in Las Vegas, Nevada.

Our revenues are primarily derived from gaming sources, which include revenues from slot machines, table games and keno. Play at our slot machines accounts for most of our revenues, but we also offer a wide range of table games. We set minimum and maximum betting limits for our properties based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. We also derive a significant amount of revenues from our hotel rooms, food and beverage outlets, retail outlets, entertainment and our golf course at the Rising Star Casino Resort. Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvement to the competitive supply of gaming facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors.

Our mission is to maximize shareholder value. We seek to increase revenues by providing our guests with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include local gaming customers who represent a high potential for repeat visits along with drive-in tourist patrons. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management. We also assess the potential impact of growth and development opportunities, including capital investments at our existing properties, the development of new properties, and the acquisition of existing third-party properties.

All of our casino properties are operated by us 24 hours each day, every day of the year.  We also operate the hotel and food and beverage operations at Silver Slipper, Bronco Billy's, Rising Star and Stockman's. At the Grand Lodge Casino, Hyatt Regency manages the hotel and food and beverage outlets.

2016 Highlights

Bronco Billy's Acquisition and Amended and Restated Credit Facilities

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel in Cripple Creek, Colorado for consideration of $31.1 million. This acquisition diversifies our operations into a new geographical market.

Concurrent with the acquisition of Bronco Billy's, we entered into an amended and restated First Lien Credit Facility with a group of banks led by Capital One Bank, N.A., which includes a term loan of $45 million and revolving loan of $2 million. We also entered into an amended and restated Second Lien Credit Facility with ABC Funding, LLC which includes a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were primarily used to complete our acquisition of Bronco Billy's.  As part of the amended and restated Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 redeemable warrants.

Rights Offering

We completed a rights offering on November 10, 2016 and received a total of $5 million of gross proceeds ($4.64 million of net proceeds after offering costs) through the issuance of 3,846,154 shares of common stock at a price of $1.30 per share. We intend to use the net proceeds from the rights offering to partially fund certain capital expenditure growth projects at our existing properties, as well as for general corporate purposes.

 For further information on the above, see the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.
Operating Properties

Silver Slipper Casino and Hotel

On October 1, 2012, we acquired all of the outstanding membership interests in Silver Slipper Casino Venture, LLC (which owned the Silver Slipper Casino and Hotel) for approximately $72.2 million.  The Silver Slipper Casino and Hotel is situated on the far west end of the Mississippi Gulf Coast near Bay St. Louis, Mississippi, and has approximately 37,000 square feet of gaming space, a fine-dining restaurant, a buffet, a quick-service restaurant and two casino bars. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. The Silver Slipper Casino and Hotel currently generates the most revenue and operating income of any of our properties and its customers are primarily from communities in southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas, and southwestern Mississippi.

We lease approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of marshlands. The lease term ends in April 2058. Between February 2019 and October 2027, we have the option to purchase the land. Management expects to exercise the buyout option depending on the Company's resources and future capital market conditions. During the third quarter of 2015, we completed the phased opening of our newly constructed 129-room hotel, which includes nine premium gaming customer suites. During 2017, we anticipate building a swimming pool and beach club, as well as a new food and beverage offering, at the property.

Bronco Billy's Casino and Hotel

Bronco Billy's Casino and Hotel was acquired in May 2016 for $31.1 million and includes three adjoining licensed operations in Cripple Creek, Colorado known as Bronco Billy's Casino, Buffalo Billy's Casino and Billy's Casino (collectively referred to as "Bronco Billy's"). Bronco Billy’s occupies a significant portion of the key city block of Cripple Creek’s prime “casino strip” and contains approximately 17,000 square feet of gaming space, 24 hotel rooms, a steakhouse and four casual dining outlets. Bronco Billy's also leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments to 2035 and the Company has the right to buy out the lease at any time during its term. Bronco Billy's customers are primarily from the Colorado Springs metropolitan area, the second-

largest metropolitan area in Colorado with a population of approximately 700,000. Its population increased approximately 1.7% between 2015 and 2016.

Rising Star Casino Resort

On April 1, 2011, we acquired all of the operating assets of Grand Victoria Casino & Resort, L.P. through Gaming Entertainment (Indiana) LLC, our wholly-owned subsidiary. We paid approximately $43 million for the property, including re-branding costs to rename the property Rising Star Casino Resort.  The property is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. Rising Star offers approximately 40,000 square feet of casino space, a contiguous 190-room hotel, an adjacent leased 104-room hotel, five dining outlets and an 18-hole Scottish links golf course. The 104-room hotel is leased pursuant to a capital lease agreement which expires in 2027 and contains a bargain purchase option. During recent years, this property was adversely affected by the legalization of gaming in Ohio where several new competitors are now located. All of such potential casinos in Ohio are now open.

We are making significant improvements to the Rising Star facilities including a partial hotel refurbishment, the creation of a new VIP gaming room, sense-of-arrival improvements in the main pavilion and on the casino boat, construction of a new restaurant on the casino floor, and construction of an RV park. We are also in the process of developing a 10-car ferry boat service across the river to Kentucky. Commencement of the ferry boat service is subject to approvals from various agencies, including the Army Corps of Engineers and the U.S. Coast Guard.

Under Indiana regulations, we are allowed to have significantly greater casino gaming capacity than we utilize today. The Company has been exploring the possibility of relocating this excess gaming capacity to another location in Indiana. This would require legislative approval and there is no certainty that such approval will be received or, even if any proposed legislation were to become law, that the Company would be successful in developing a new gaming, lodging and entertainment facility.

Northern Nevada

Stockman’s Casino

We acquired Stockman’s Casino in Fallon, Nevada on January 31, 2007, for approximately $27 million.  In 2008, we sold a Holiday Inn Express that was part of the original acquisition for approximately $7.2 million. Stockman’s Casino is located approximately one hour from Reno, Nevada and includes approximately 8,400 square feet of gaming space. The facility has a bar, a fine-dining restaurant and a coffee shop. Stockman's primarily serves the local market of Fallon and surrounding areas, including the nearby Naval Air Station, the United States Navy's premier air-to-air and air-to-ground training facility and home of the "Top Gun" school.

During the third quarter of 2016, we began construction on a number of exterior improvements to the property, including a new parking lot, a new digital marquee sign, lush landscaping surrounding the casino's main entrances, and new administrative offices connected directly to the casino. Construction work on the parking lot and new digital marquee sign was completed during the fourth quarter of 2016. We expect to complete the remaining enhancements during 2017.

Grand Lodge Casino

On June 28, 2011, we entered into a lease with Hyatt Equities, L.L.C. ("Hyatt") to operate the Grand Lodge Casino at the Hyatt Regency Lake Tahoe Resort and entered into an agreement with HCC Corporation to acquire the operating assets and certain liabilities related to the Grand Lodge Casino for approximately $1.4 million. The Grand Lodge Casino is located within the Hyatt Regency in Incline Village, Nevada on the north shore of Lake Tahoe and includes approximately 18,900 square feet of casino space.  The Hyatt Regency is one of three AAA Four Diamond hotels in the Lake Tahoe area, and is one of only three AAA Four Diamond hotels in northern Nevada. Its customers consist of both locals and tourists visiting the Lake Tahoe area.

  On November 25, 2015, the lease was amended to extend our relationship and refurbish and improve the casino facility. The amendment included (i) an agreement for Hyatt to renovate the casino up to a maximum cost of $3.5 million and for the Company to purchase up to $1.5 million of new gaming devices, equipment or other capital expenditures, and (ii) an increase in monthly rent from $125,000 to $145,833 commencing on January 1, 2017 (or the date which Hyatt's renovations are completed, whichever is later), and $166,667 commencing on January 1, 2018. The Company and Hyatt are working together on the refurbishment, which began in February 2017 and is currently scheduled to be completed in June 2017.

The lease amendment also included, among other obligations, a five-year extension of the initial term of the lease to August 31, 2023 and deferral of Hyatt's option to purchase our leasehold interest and related operating assets to January 1, 2019.

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

The Settlement Agreement, and later the Amended Settlement Agreement, resulted in, among other items, the increase of our board of directors from five to eight members and related appointments, the resignation of Andre M. Hilliou and Mark J. Miller as directors, the Shareholder Group's irrevocable withdrawal of its Solicitation, and agreement to certain customary standstill restrictions, a mutual release of claims between the Company and the Shareholder Group, and certain reimbursements. On January 9, 2015, Mr. Hilliou's employment as Chief Executive Officer and Mr. Miller's employment as Chief Operating Officer were terminated.

On November 28, 2014, we entered into an Employment Agreement with Mr. Lee (the “Employment Agreement”) pursuant to which Mr. Lee serves as our President and Chief Executive Officer. The Employment Agreement was effective as of November 28, 2014 and expires on November 30, 2018, unless earlier terminated.

Prior Projects, Proposals and Terminations

American Place

In August 2015, we responded to a "request for proposal" ("RFP") by the Indianapolis Airport Authority ("Airport Authority") with a proposal for a $650 million lifestyle complex, anchored by a modest-sized casino, known as "American Place". Under our proposal, we would act as the "master developer" (as such term is used in the RFP) of the project and plan to seek partners for many of its aspects. The project was contingent, among other things, on being selected by the Airport Authority; on changes in the state gaming laws and other regulatory approvals that would allow the relocation to Indianapolis of approximately half of the gaming devices that are licensed to operate in Rising Sun, Indiana; and on obtaining financing for the proposed project. In March 2016, the Airport Authority canceled the RFP process.

Terre Haute

In January 2017, State Senator Ford of Terre Haute, Indiana introduced legislation that would allow Full House to relocate half of its permitted gaming capacity to a new casino to be developed in Terre Haute. Such development requires approval of both houses of the state legislature and the approval or acquiescence of the governor. On February 16, 2017, the Public Policy Committee of the Indiana State Senate voted 5-5 on Senator Ford's bill; it required a majority vote to proceed to the Senate floor. There are other methods whereby the proposal could be considered by the broader legislature, although the Public Policy Committee is the normal and most expedient route. The legislature meets annually and is currently in session, with adjournment anticipated at the end of April. There is no certainty at this time that such legislation will ever become law or that such casino will ever be developed.

Buffalo Thunder Casino and Resort

From September 2011 to September 2014, we advised the Pueblo of Pojoaque on the operations of Buffalo Thunder Casino and Resort in Santa Fe, New Mexico, along with the Pueblo’s Cities of Gold and other gaming facilities.

Majestic Star Agreement Termination

On March 21, 2014, we entered into an agreement with The Majestic Star Casino LLC to acquire all of the outstanding membership interests of Majestic Mississippi, LLC, which operates a casino located in Tunica, Mississippi commonly known as the Fitz Tunica Casino & Hotel.  On June 23, 2014, the agreement was terminated and on August 21, 2014, we settled all disputes related to this unconsummated matter by forfeiting $1.7 million in deposits. We also incurred additional acquisition-related fees for this transaction, including $0.6 million of costs associated with the potential financing of the purchase.

Government Regulation

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations and include, without limitation, the following conditions and restrictions:

•	Periodic license fees and taxes must be paid to state and local gaming authorities;

•	Certain officers, directors, key employees, and gaming employees are required to be licensed or otherwise approved by the gaming authorities;

•
Individuals who must be approved by a gaming authority must submit comprehensive personal disclosure forms and undergo an exhaustive background investigation, the costs for which must be borne by the applicant;

•	Changes in any licensed or approved individuals must be reported to and/or approved by the relevant gaming authority;

•
Failure to timely file the required application forms by any individual required to be approved by the relevant gaming authority may result in that individual’s denial and the gaming licensee may be required by the gaming authority to disassociate with that individual; and

•	If any individual is found unsuitable by a gaming authority, the gaming licensee is required to disassociate with that individual.

Violations of gaming laws in one jurisdiction could result in disciplinary action in other jurisdictions. A summary of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 and is herein incorporated by reference.
Our businesses are subject to various federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Item 1A - “Risk Factors” for additional discussion.
Costs and Effects of Compliance with Environmental Laws

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. For example, our Indiana property is subject to the Indiana Department of Environmental Management for its riverboat and golf club operations, and our Mississippi property is located near environmental wetlands and discharges wastewater. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owners or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent the property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

Competition

The gaming industry is highly competitive. Gaming activities include traditional commercial casinos and casino resorts in various states including on tribal lands and at racetracks, riverboat and dockside gaming, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse and dog racing and jai alai, sports betting and card rooms.  Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming.  We also will compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to their feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper Casino and Hotel is the western-most casino on the Mississippi Gulf Coast and competes with several larger casinos located nearby in Hancock County, Mississippi, casinos in Gulfport and Biloxi, Mississippi and with casinos in New Orleans and Baton Rouge, Louisiana. Gulfport and Biloxi are 45 minutes and one hour east, respectively, of the Silver Slipper along Interstate 10. New Orleans and Baton Rouge are one and two hours, respectively, west of Silver Slipper.

Silver Slipper is the closest casino to most of St. Tammany Parish, one of the most affluent and fastest-growing parishes in Louisiana. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops. The legislation permitting riverboat and truck stop casinos requires a local referendum and, at the time such legislation occurred, the legalization was rejected by St. Tammany Parish voters. At this time, all licenses for riverboat casinos in Louisiana have been granted and are in operation. Mississippi, which has lower gaming tax rates than Louisiana, does not have a limitation on the number of casino licenses, but requires casinos in certain southern counties to be within 800 feet of the shoreline, as defined by state law.

Bronco Billy's Casino and Hotel

Bronco Billy's is located in Cripple Creek, Colorado, which is a former gold mining town located approximately one hour southwest of Colorado Springs near the base of Pikes Peak. Cripple Creek is now considered a gambling and tourist destination and is one of only three cities in Colorado where commercial gaming is permitted. The other two cities are near Denver. Additionally, two Native American gaming operations exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs than Cripple Creek. As of December 31, 2016, there were eight other gaming facilities operating in Cripple Creek. Gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of $100.

Rising Star Casino Resort

The Rising Star Casino Resort in Rising Sun, Indiana is one of three riverboat casinos located on the Ohio River in southeastern Indiana, approximately one hour from Cincinnati, Ohio and within two hours of Indianapolis, Indiana and Louisville and Lexington, Kentucky. Its closest competitors are each approximately 15 miles away, near bridges crossing the Ohio River. Rising Star also competes with casinos in Ohio; a casino-resort in French Lick, Indiana; and two racetrack casinos near Indianapolis, Indiana.

A Kentucky Supreme Court decision in 2014 may permit a horse racing track in northern Kentucky to install slot machine-like devices, although it has not yet done so. The Indiana legislature also passed legislation in 2015 to allow table games at racetracks (which are now limited to slot machines) beginning in 2021.

Northern Nevada

Stockman’s Casino

We believe Stockman’s Casino is the largest of several casinos in Churchill County, which has a population of approximately 25,000. A nearby source of additional customers is Naval Air Station Fallon, the United States Navy's premier air-to-air and air-to-ground training facility and home of the "Top Gun" school. While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations. Furthermore, while the Navy seems to be currently expanding its base in Fallon, were it to reduce its activities at the base, it would likely have an adverse effect on Stockman's results of operations.

Grand Lodge Casino

Grand Lodge Casino is one of four casinos located within a five-mile radius in the North Lake Tahoe area.   A fifth casino, scheduled to re-open in 2016 after a refurbishment, has not yet re-opened. Its opening date has been postponed several times and the project entered bankruptcy proceedings in 2016.

Grand Lodge Casino also competes with casinos in South Lake Tahoe and Reno.  There are also numerous Native American casinos in California serving the Northern California market.

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal "Christmas Casino" event at the Rising Star Casino Resort. We advertise through various channels, including radio, television, internet, billboards, newspapers and magazines, direct mail, email and social media.  We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals.  Our customer loyalty programs include the Silver Slipper Casino Players Club, Bronco Billy’s MVP “Most Valuable Players” Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays.

Our properties do not have coordinated loyalty programs. We do not currently believe that it would be economically advantageous given the disparate locations of our properties. Instead, our loyalty programs focus on providing each casino's customers the amenities they most prefer.

Employees

As of March 14, 2017, we had 13 full-time corporate employees, three of whom are executive officers and two additional senior management employees. Our casino properties had 1,319 full-time and 360 part-time employees as follows:

	Full-time	Part-time
Silver Slipper Casino and Hotel	455	95
Bronco Billy's Casino and Hotel	253	56
Rising Star Casino Resort	431	161
Grand Lodge Casino	97	44
Stockman’s Casino	83	4

We believe that our relationship with our employees is excellent. None of our employees are currently represented by labor unions.

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

Our present indebtedness, projected future borrowings, possible fluctuating interest rates, required repayment schedule, and redeemable common stock warrants could adversely affect our financial health; future cash flows may not be sufficient to satisfy our obligations when due; and/or we may have difficulty obtaining additional financing or refinancing in the future.
As of December 31, 2016, we had gross indebtedness of $98.3 million, including $43.3 million of variable interest first lien debt and $55 million of second lien debt. Interest rates on the second lien debt can range from 12.5% to 13.5%. Our first lien debt matures in May 2019, and includes monthly interest payments plus quarterly principal payments of $562,500 until May 13, 2018 and $843,750 through its maturity in May 2019. Our second lien debt matures upon the earlier of May 2022 or six months following the maturity of our first lien debt, and includes monthly interest payments with the principal due in its entirety at maturity.
Additionally, in connection with the refinanced second lien debt, we granted warrants to the second lien lenders representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. Among other items, the warrants provide the second lien lenders with registration rights and certain redemption rights. The redemption rights allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants under certain conditions.
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
We may need or opt to refinance all or a portion of our debt on or before maturity. There can be no assurance that we will be able to refinance any of our debt on either attractive terms or commercially reasonable terms, or at all. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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
Our credit facilities impose various customary affirmative covenants on us and our restricted subsidiaries, including, among others, reporting covenants, covenants to maintain insurance, compliance with laws, maintenance of properties and other covenants customary in financings of this type. In addition, our credit facilities require that we comply with various restrictive maintenance financial covenants, including a maximum total leverage ratio and maximum first lien leverage ratio (a ratio of debt to LTM Adjusted EBITDA, as defined in our credit facilities), and a fixed-charge coverage ratio.
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

If there were an event of default under one of our credit facilities and it is not waived (at their option) by the requisite lenders, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt obligations. There can be no assurance that our assets or cash flow would be sufficient to repay borrowings under our outstanding credit facilities if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

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

Although we believe that our cash, cash equivalents and working capital, as well as future cash from operations and availability under the revolving term loan, will provide adequate resources to fund ongoing operating requirements over the next 12 months, we may need to refinance or seek additional financing to compete effectively or grow our business. Management is reviewing market conditions and exploring financing or refinancing alternatives. No assurance can be given that we will be able to obtain any additional financing or to refinance our existing debt, or to fund our growth efforts. If we are unable to obtain financing on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

•	restrict our ability to capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

The exercise of outstanding warrants and options may result in substantial dilution and may depress the trading price of our common stock.
If our outstanding warrants and options to purchase shares of our common stock are exercised and the underlying shares of common stock are issued upon such exercise are sold, our stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the trading price of our shares of common stock. In addition, during the time that such securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.
We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
     During 2016, we acquired Bronco Billy's. We may face certain challenges as we integrate these operational and administrative systems into our business. As a result, the realization of anticipated benefits may be delayed or substantially reduced. Events outside of our control, including changes in state and federal regulations and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition or future development.

We expect to continue pursuing expansion opportunities. We regularly evaluate opportunities for acquisition and development of new properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size. We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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

Our ability to achieve our objectives in connection with any acquisition we may consummate may be highly dependent on, among other things, our ability to retain the senior-level property management teams of such acquisition candidates. If, for any reason, we are unable to retain these management teams following such acquisitions or if we fail to attract new capable executives, our operations after consummation of such acquisitions could be materially adversely affected.

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

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, racetrack casinos, video lottery, poker machines not located in casinos, Native American gaming, social gaming and other forms of gaming. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations and are nevertheless sometimes accessible to domestic gamblers. Currently, there are proposals that would legalize internet poker and other varieties of internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey, and Delaware, have enacted legislation authorizing intrastate internet gaming and internet gaming operations have begun in these states. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and results of operations.

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

Taxation and fees.    We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state, local and provincial income and employment taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition and results of operations.

Compliance with other laws.    We are also subject to a variety of other rules and regulations, including zoning, environmental, employment, construction and land-use laws, and regulations governing the serving of alcoholic beverages. If we are not in compliance with these laws, it could have a material adverse effect on our business, financial condition and results of operations.

We are a significant employer.

While the vast majority of our employees earn more than the minimum wage in the relative jurisdictions, increases in the minimum wage could have an impact on our expenses and results of operations. We also provide medical plan benefits for a majority of our employees and many of their families. The cost of providing such benefits has risen significantly more than inflation in recent years and is encumbered by numerous regulations.

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
We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, both land and buildings at Bronco Billy’s Hotel and Casino in Colorado, and one of the two hotels at our Rising Star Casino Resort in Indiana. We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have such purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is generally more advantageous to the Company to continue to lease rather than exercise the buyout option. Under certain circumstances and at the expirations of the underlying leases, the Company might be forced to exercise its buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that are less than fair market value or that are financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our credit facilities.
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

We have several development and improvement projects planned in the near future. No assurance can be given that, when we endeavor to open new or upgraded facilities, the expected timetables for opening such facilities will be met in light of the uncertainties inherent in the development of the regulatory framework, construction, the licensing process, legislative action and litigation. Delays in opening new or upgraded facilities could lead to increased costs and delays in receiving anticipated revenues with respect to such facilities and could have a material adverse effect on our business, financial condition and results of operations.

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

Our properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment.  We may also need to make capital expenditures at our casino properties to comply with our debt covenants, lease agreements and applicable laws and regulations.

Renovations and other capital improvements at our properties require significant capital expenditures. In addition, renovations and capital improvements usually generate little or no cash flow until the projects are completed.  We may not be able to fund such projects solely from existing resources and cash provided from operating activities.  Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions.  There can be no assurance that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms. Our failure to renovate our properties may put us at a competitive disadvantage.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In 2014, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance. Additionally, we believe historically low snow levels in early 2015 in the Lake Tahoe region adversely affected visitation and financial performance at the Grand Lodge Casino. Bronco Billy's was adversely affected by nearby fires, as well as the subsequent flooding of its access roads in 2012 and 2013, and road construction in 2014. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.
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

Several of our properties, including Silver Slipper, Bronco Billy’s and, to a lesser extent, Rising Star, are accessed by our customers via routes that have few alternatives.
The Silver Slipper is located at the end of a dead-end road, with no other access. Bronco Billy’s is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternatives take much longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road were to close, the alternative routes involve more winding roads through the rolling hills inland from the river. If access to any of these roads is blocked for any significant period, our results of operations and financial condition would be materially affected.
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

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Mississippi. Others have significantly limited the amount of coverage they will write in these markets and increased the premiums charged for this coverage. Additionally, uncertainty can occur as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

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

We rely on information technology and other systems to maintain and transmit our customers’ personal and financial information, credit-card settlements, credit-card funds transmissions, mailing lists and reservations information. We have taken steps designed to safeguard our customers’ confidential personal information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by customers, company employees, or employees of third-party vendors. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results.

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

The market price for our common stock may be volatile, and investors may not be able to sell our stock at a favorable price or at all.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
 All owned properties listed below and substantially all other assets secure our indebtedness in connection with our First Lien Credit Agreement with Capital One Bank, N.A. (“First Lien Credit Facility”) and our Second Lien Credit Agreement with ABC Funding, LLC (“Second Lien Credit Facility”), as discussed in Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Silver Slipper Casino and Hotel
We own the facilities and related improvements at the Silver Slipper Casino and Hotel. The property includes approximately 37,000 square feet of gaming space, a surface parking lot, an approximately 800-space parking garage and a 129-room hotel. The casino and hotel are located on 38 acres of leased land, including 31 acres of protected marshlands. The lease expires on April 30, 2058 and contains a purchase option that can be exercised from February 2019 through October 2027.  We also lease approximately five acres of land occupied by offices and warehouse space, as well as a small parcel of land with a building and sign.

Bronco Billy's Casino and Hotel

Bronco Billy's Casino and Hotel is located on approximately 1.86 acres of owned land and 2.15 acres of leased land in Cripple Creek, Colorado. The property includes approximately 17,000 square feet of gaming space, 24 hotel rooms and several acres of surface parking. A portion of the casino, fourteen of the property's 24 hotel rooms and a portion of the parking lots are subject to a long-term lease that includes renewal options in three-year increments to 2035 and a purchase option that can be exercised at any time.

Rising Star Casino Resort
We own the Rising Star Casino Resort in Rising Sun, Indiana.  The property consists of a dockside riverboat on the Ohio River with approximately 40,000 square feet of gaming space, a land-based pavilion with approximately 30,000 square feet of meeting and convention space, a 190-room hotel, surface parking and an 18-hole golf course on approximately 311 acres. Additionally, we lease a 104-room hotel pursuant to a capital lease that expires in October 2027 and includes an option to purchase the hotel during the term of the lease at a pre-set price or at the end of the term for $1 plus closing costs. Upon expiration of the term of the lease, if we have not exercised our option to purchase the hotel, the landlord also has the right to sell us the hotel for $1 plus closing costs.
Stockman’s Casino
Included as part of our Northern Nevada segment, we own Stockman’s Casino, located on approximately five acres in Fallon, Nevada.

Grand Lodge Casino

Included as part of our Northern Nevada segment, the Grand Lodge Casino has 18,900 square feet of gaming space and is integrated into the Hyatt Regency Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe.  We operate the Grand Lodge Casino pursuant to a lease expiring on August 31, 2023 and own the personal property, including slot machines.  The lease is secured by the Company’s interests under the lease and is subordinate to the liens in the First and Second Lien Credit Facilities.  Beginning on January 1, 2019, the Lessor has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino.

Additionally, we rent a lakeside villa, which includes four rooms, for use by our designated casino guests. The lease expires in August 2023, but can be terminated by either party at any time with six months' notice.

Other

•	We lease 5,942 square feet of corporate office space in Las Vegas, Nevada pursuant to an amended lease agreement that expires on May 31, 2018. We do not intend to renew this lease.

•
In August 2016, the Company executed a lease for 4,479 square feet of new corporate office space in Las Vegas, Nevada with rent commencing upon move-in and includes a maturity date in 7.6 years. We anticipate moving into the space during 2017.

•	We own 1.29 acres of vacant land located in Burlington, Kentucky, which was purchased to facilitate a potential ferry boat service between Rising Star and Kentucky.

Item 3. Legal Proceedings.
In 2013 and 2014, we expended approximately $1.6 million to repair defects to the parking garage at the Silver Slipper Casino and Hotel. The parking garage was originally built in 2007, and we acquired the property in 2012, discovering later that there were defects in the original construction. We hired outside legal counsel to pursue the reimbursement of such costs from the contractor and architect, who neglected to install certain structural elements required by the building codes. During the third quarter of 2015, the case was dismissed in favor of the defendants, as the statutes of repose had expired. We filed an appeal on November 2, 2015 on the basis that there were elements in the case that would have extended our right to seek reimbursement of the remedial costs. On November 25, 2015, we entered into a settlement and release agreement with the architect, and on January 12, 2016, we filed an appellate brief in the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") with respect to our litigation with the contractor. On August 31, 2016, oral arguments were heard in the Fifth Circuit and on January 6, 2017, the Fifth Circuit reversed the District Court’s grant of summary judgment and remanded the case back to the District Court for trial.  On January 20, 2017, the contractor filed a petition for rehearing in the Fifth Circuit, which was denied on February 7, 2017. The Company expects a trial to be set during the third or fourth quarter of 2017. During March 2017, the Company filed a lawsuit against the contractor's insurance company.
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

	High	Low
Year Ended December 31, 2015
First Quarter	$1.60	$1.10
Second Quarter	1.79	1.42
Third Quarter	1.79	1.18
Fourth Quarter	1.75	1.31
Year Ended December 31, 2016
First Quarter	$1.78	$1.31
Second Quarter	2.08	1.38
Third Quarter	2.08	1.71
Fourth Quarter	2.49	1.56

On March 14, 2017, the last sale price of our common stock as reported by the NASDAQ Capital Market was $2.32 and we had 90 registered holders of record of our common stock. A substantial portion of holders of our common stock are "street name" or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not taken into consideration in the number of "registered holders" above.

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

Item 6.  Selected Financial Data.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering gaming, hotel, dining, entertainment, retail and other amenities. We own or operate five casino properties in Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

Our portfolio consists of the following:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy's Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

While we do provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games and keno. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment. Promotional allowances consist primarily of hotel rooms and food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues.

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

We use several key performance indicators to evaluate the operations of our properties. These key performance indicators include the following:

 Gaming revenue indicators:

Slot coin-in is the gross dollar amount wagered in slot machines and table game drop is the total amount of cash or credit exchanged into chips for use at the Company’s table games. Slot coin-in and table game drop are indicators of volume.

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

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA margin:

Management uses Adjusted EBITDA and Adjusted Property EBITDA as measures of performance as more fully explained and discussed later herein. Adjusted Property EBITDA margin is a measure of operating profitability and is calculated by dividing Adjusted Property EBITDA by the property's net revenues. For a description of these measures, see "Non-GAAP Measures" and "Liquidity and Capital Resources - Credit Facilities - Covenants".

2016 Highlights

Bronco Billy's Acquisition and Amended and Restated Credit Facilities

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel in Cripple Creek, Colorado from Pioneer Group, Inc. for consideration of $31.1 million, including an adjustment for net working capital. Concurrent with the acquisition of Bronco Billy's, we entered into an amended and restated First Lien Credit Facility ("First Lien Credit Facility") with a group of banks led by Capital One Bank, N.A., ("Capital One"), which includes a First Term Loan of $45 million and Revolving Loan of $2 million. We also entered into an amended and restated Second Lien Credit Facility ("Second Lien Credit Facility") with ABC Funding, LLC which included a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were primarily used to complete our acquisition of Bronco Billy's.  As part of the Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 redeemable warrants.

Bronco Billy’s has approximately 807 slot and video poker machines, 12 table games, a 24-room hotel, a steakhouse, and four casual-dining outlets. This acquisition diversified our operations into a new geographical market.

Rights Offering

On August 15, 2016, the Company announced a $5.0 million rights offering. A registration statement on Form S-3 relating to these securities was declared effective by the U.S. Securities and Exchange Commission on October 6, 2016. The rights offering commenced on October 7, 2016 and the Company distributed, at no charge, non-transferable subscription rights to the holders of the Company's common stock as of August 25, 2016. Daniel R. Lee, President, Chief Executive Officer, and a director of the Company, guaranteed the completion of the offering through a standby purchase agreement.

The Company closed on its rights offering on November 10, 2016. The Company received a total of $5.0 million of gross proceeds ($4.64 million of net proceeds after offering costs) from the rights offering through the issuance of 3,846,154 shares of common stock at a price of $1.30 per share. The net proceeds from the rights offering will be used to partially fund certain capital expenditure growth projects at our existing properties, as well as for general corporate purposes.

Shareholders directly subscribed for approximately 2.7 million shares under the rights offering, representing approximately 71% of the shares being offered. Shareholders also subscribed for more than 4.8 million shares via oversubscription rights, which significantly exceeded the number of available oversubscription shares.

Mr. Lee and various family-related accounts exercised their basic subscription and oversubscription rights related to shares purchased prior to the offering. Additionally, in connection with the standby purchase agreement that the Company entered into with Mr. Lee on October 7, 2016, Mr. Lee purchased 1,000,000 additional shares, which are restricted shares under the rules of the Securities and Exchange Commission. Under the standby purchase agreement, Mr. Lee (i) agreed to hold such shares for a minimum period, (ii) received reimbursement of his legal fees, (iii) received a priority right to purchase the first 1,000,000 shares that remained after shareholders exercised their basic subscription rights, and (iv) received registration rights from the Company with respect to such purchased shares. Mr. Lee received no payment for providing the standby purchase agreement.

Results of Operations - 2016 Compared to 2015

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2016 and 2015:

(In thousands)	For the Year Ended December 31,
	2016	2015	Percent Change
Net revenues	$145,992	$124,431	17.3%
Operating expenses	139,803	119,387	17.1%
Operating income	6,189	5,044	22.7%
Interest and other non-operating expenses, net	10,653	6,703	58.9%
Income tax provision (benefit)	630	(342)	(284.2)%
Net loss	$(5,094)	$(1,317)	286.8%

(In thousands)	For the Year Ended December 31,
	2016	2015	Percent Change
Casino revenues
Slots	$113,192	$96,428	17.4%
Table games	18,018	15,014	20.0%
Other	374	322	16.1%
	131,584	111,764	17.7%

Non-casino revenues, net
Food and beverage	9,925	9,118	8.9%
Hotel	1,547	1,090	41.9%
Other	2,936	2,459	19.4%
	14,408	12,667	13.7%

Total net revenues	$145,992	$124,431	17.3%

The following discussion is based on our consolidated financial statements for the years ended December 31, 2016 and 2015, unless otherwise described.

Revenues. Consolidated net revenues increased 17.3% due to our acquisition of Bronco Billy's and increases at each of our properties. Excluding Bronco Billy's, our consolidated net revenues increased 4.3%. At Silver Slipper, the completion of the new hotel in September 2015 resulted in a full year of hotel operations during 2016, thus leading to increases in both customer volumes and casino revenue. At Rising Star, marketing enhancements and other customer-focused initiatives resulted in increases in both slots and table games revenue. At our Northern Nevada segment, Grand Lodge Casino experienced an increase in casino revenues primarily due to an improved ski season in early 2016 in the Lake Tahoe region. Stockman's Casino saw an increase in casino revenue due to modest physical improvements at the property and marketing enhancements.

See further information within our reportable segments described below.

Operating expenses. Consolidated operating expenses increased 17.1%, primarily as a result of the acquisition of Bronco Billy's, and increases in casino expenses and selling, general and administrative costs. Excluding Bronco Billy's, our operating expenses increased 5.4%.

See further information within our reportable segments described below.

Interest and other non-operating expense, net.

Interest Expense

(In thousands)	For the Year Ended December 31,
	2016	2015
Interest cost (excluding debt issuance cost amortization)	$8,422	$5,539
Amortization of debt issuance costs	1,064	1,615
Capitalized interest	—	(439)
	$9,486	$6,715

The increase in interest cost above was primarily attributed to the debt refinancing on May 13, 2016, which resulted in $35 million of additional debt proceeds.

Other non-operating expense, net

Other non-operating expense consisted of $0.6 million of debt modification costs in conjunction with the refinancing and a change in the fair value of our common stock warrant liability of $0.5 million. The common stock warrant liability is adjusted to fair value each quarter with the increase in fair value primarily related to the increase in our share price.

Income taxes. The Company's effective income tax rate for the years ended December 31, 2016 and 2015 was (14.1)% and 20.6%, respectively. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of our valuation allowance and items that are permanently treated differently for GAAP and tax purposes, with such differences being amplified by the Company's low pre-taxable income (loss) during recent periods. During 2016, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

During 2016, we did not pay cash taxes or receive any tax refunds. During 2015, we received income tax refunds of $4.0 million primarily from our federal loss carry-back election related to our 2014 tax return.

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

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper Casino and Hotel, Bronco Billy's Casino and Hotel and Rising Star Casino Resort are currently distinct segments. We no longer have a Development/Management segment, as we did in 2014, as we did not manage any properties for others during the reporting periods.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA for the years ended December 31, 2016 and 2015. Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments. See "Non-GAAP Measures" for additional information.

(In Thousands)	For the Year Ended December 31,
	2016	2015	Percent Change
Net Revenues
Silver Slipper Casino and Hotel	$59,093	$56,836	4.0%
Bronco Billy's Casino and Hotel	16,220	—	n/a
Rising Star Casino Resort	49,472	47,557	4.0%
Northern Nevada Casinos	21,207	20,038	5.8%
	$145,992	$124,431	17.3%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$9,994	$9,925	0.7%
Bronco Billy's Casino and Hotel	3,423	—	n/a
Rising Star Casino Resort	2,931	4,005	(26.8)%
Northern Nevada Casinos	3,941	3,877	1.7%
Corporate and other	(4,105)	(3,843)	(6.8)%
	$16,184	$13,964	15.9%

Silver Slipper Casino and Hotel

Net revenues increased 4.0% primarily due to a full year of hotel operations of the hotel, which opened in phases between May and September 2015. The hotel helped grow both customer counts and gaming volumes in 2016. Slot revenue increased 4.9% and table games revenue rose 6.9%, primarily due to increases in slot handle and table games drop, respectively. These increases were partially offset by a decrease in non-gaming net revenues (principally food and beverage revenues) of 6.4% due to reduction of certain promotional activities. Our hotel occupancy during 2016 was 88.1% versus 71.8% in the prior partial-year period.

Adjusted Property EBITDA increased 0.7% primarily due to the revenue increase noted above, and partially offset by increased expenses due to a full year of hotel operations, an increase in promotional and marketing activity (other than food and beverage promotions), and higher property taxes due to the hotel. Adjusted Property EBITDA margin was 16.9% versus 17.5% in the prior-year period.

Bronco Billy's Casino and Hotel

As described above in our Executive Overview section, we acquired Bronco Billy's on May 13, 2016. The market is seasonal, favoring the summer months.

Net revenues from May 13, 2016 through December 31, 2016 were $16.2 million, consisting of $13.8 million of slot revenues, $0.9 million of table games revenues, and $1.5 million of non-gaming net revenues. Non-gaming revenues at Bronco Billy's are primarily food and beverage revenues.

Adjusted Property EBITDA from May 13, 2016 through December 31, 2016 was $3.4 million and the Adjusted Property EBITDA margin was 21.1%. The property has performed in accordance with expectations.

For further information about the fair values of the assets acquired and liabilities assumed at the acquisition date, see Note 3 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Rising Star Casino Resort

Net revenues increased 4.0% due to marketing enhancements and other customer-focused initiatives. Slot revenue increased 0.5%, table games revenue increased 19.7% due to increases in both table games drop and the win percentage, and non-gaming net revenues increased 12.1%. Our hotel occupancy during 2016 increased to 85.6% from 83.7% in the prior-year period.

During 2015, we resolved a property tax dispute with the local governmental authorities, resulting in a $1.4 million property tax refund for the tax years 2011 through 2014 and an approximate $0.4 million reduction in annual property taxes during 2015 and 2016. The refund was a reversal of property taxes previously expensed and resulted in a credit to operating expenses during the third quarter of 2015.

Adjusted Property EBITDA decreased 26.8% due to the property tax refund received in the prior-year period as described above and increased marketing and advertising costs in 2016, partially offset by the increase in net revenues. Adjusted Property EBITDA margin was 5.9% versus 8.4% in the prior-year period, which included the property tax refund. Comparing Rising Star and Silver Slipper, Rising Star has a larger physical plant and gaming taxes are higher in Indiana than Mississippi, which accounts for much of the difference in Adjusted Property EBITDA margin.

On March 16, 2016, we entered into the first amendment to our capital lease agreement related to our leased hotel. The amendment extended the initial term of the lease by four years to October 1, 2027, modified the rent payment schedule by lowering our monthly payments, and requires us to make a minimum of $1 million of capital improvements at Rising Star by March 31, 2017, which the Company intends to satisfy. If the Company does not make the $1 million of improvements, the lease will revert back to the original payment schedule. The implied interest rate for the remainder of the lease is approximately 4.5%.

All casinos as currently allowed by law in Indiana and Ohio have now opened. Kentucky does not permit casino gaming. However, a Kentucky Supreme Court decision in 2014 may permit a horse racing track in northern Kentucky to install slot machine-like devices. Also, the Indiana legislature passed legislation to allow table games at racetracks beginning in 2021. Although Indiana's two racetracks are not currently allowed to have table games with live dealers, they do offer electronic table games at their facilities. We believe these prospective and potential increases in competition are more limited than the legalization and opening of a significant number of casinos in Ohio, which adversely affected Rising Star over the past several years.

Northern Nevada

Net revenues increased 5.8% due primarily to an improved ski season in the Lake Tahoe region. With elevated snow levels for the 2015/2016 ski season, customer traffic, slot handle and table games drop all increased in 2016, especially during the first quarter. At Stockman's Casino, cosmetic facility improvements, marketing enhancements, and certain management and operational changes from mid-2015 helped increase casino revenue by 9.4%. For our Northern Nevada segment overall, these factors resulted in a 16.4% increase in table games revenue, a 3.6% increase in slot revenue and a 1.9% increase in non-gaming net revenues.

Adjusted Property EBITDA increased 1.7%, but increases in rent expense at Grand Lodge Casino, which in 2016 included additional rent for a villa, and more promotional activity partially offset increases in revenues. Rent expense at Grand Lodge Casino also increased in exchange for an extension of the casino lease through August 2023 and a $5 million refurbishment of the casino space, which is currently underway, $3.5 million of which is being funded by Hyatt. Because there are rent increases within the Hyatt lease at future dates, GAAP requires us to sum the rents due through the term of the lease and divide it by the remaining years of the lease to calculate rent expense. Adjusted Property EBITDA margin was 18.6% versus 19.3% in the prior-year period.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, the winter months can be affected by snowfall. The Grand Lodge Casino is located near several nearby ski resorts, including Alpine Meadows, Northstar and Squaw Valley.

Corporate and Other

Corporate expenses increased 6.8% primarily due to the hiring of an additional corporate employee and increases in health care and other benefit costs.

Non-GAAP Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as a supplemental disclosure to accounting principles generally accepted in the United States of America (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industry, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property. Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under GAAP. Accordingly, these measures should be considered supplemental and not a substitute for operating income (loss), net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to operating income and net loss:

(In thousands)	For the Year Ended December 31,
	2016	2015
Adjusted EBITDA	$16,184	$13,964
Depreciation and amortization	(7,928)	(7,893)
Write-offs, recoveries and asset disposals, net	(344)	363
Pre-opening costs	—	(156)
Project development and acquisition costs	(1,314)	(891)
Stock compensation	(409)	(343)
Operating income	6,189	5,044
Non-operating expense, net
Interest expense	9,486	6,715
Debt modification costs	624	—
Adjustment to fair value of warrants and other	543	(12)
	10,653	6,703

Loss before income tax provision (benefit)	(4,464)	(1,659)
Income tax provision (benefit)	630	(342)
Net loss	$(5,094)	$(1,317)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	For the Year Ended December 31, 2016 (In thousands)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Pre-Opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$6,654	$3,308	$32	$—	$—	$—	$9,994
Bronco Billy's Casino and Hotel	2,200	1,215	8	—	—	—	3,423
Rising Star Casino Resort	277	2,645	9	—	—	—	2,931
Northern Nevada Casinos	2,900	746	295	—	—	—	3,941
	12,031	7,914	344	—	—	—	20,289
Other operations
Corporate	(5,842)	14	—	—	1,314	409	(4,105)
	(5,842)	14	—	—	1,314	409	(4,105)
	$6,189	$7,928	$344	$—	$1,314	$409	$16,184

	For the Year Ended December 31, 2015 (In thousands)
	Operating income (loss)	Depreciation and amortization	Write-offs, recoveries and asset disposals	Pre-Opening	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$5,383	$4,383	$3	$156	$—	$—	$9,925
Bronco Billy's Casino and Hotel	—	—	—	—	—	—	—
Rising Star Casino Resort	1,291	2,714	—	—	—	—	4,005
Northern Nevada Casinos	3,016	781	80	—	—	—	3,877
	9,690	7,878	83	156	—	—	17,807
Other operations
Corporate	(4,646)	15	(446)	—	891	343	(3,843)
	(4,646)	15	(446)	—	891	343	(3,843)
	$5,044	$7,893	$(363)	$156	$891	$343	$13,964

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Silver Slipper of $1.3 million in 2016 and $1.2 million in 2015, (ii) Northern Nevada segment of $1.9 million in 2016 and $1.5 million in 2015, and (iii) Bronco Billy's of $0.2 million from May 13, 2016 through December 31, 2016. Capital lease payments of $0.6 million during 2016 and $0.9 million during 2015 related to Rising Star’s hotel are not deducted; such payments are accounted for as interest expense and amortization of the capitalized-lease-related debt.

Liquidity and Capital Resources

 Cash Flows

As of December 31, 2016, we had $27 million of unrestricted cash and equivalents and our $2 million Revolving Loan under our First Lien Credit Facility was undrawn and fully available. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants. Management currently estimates that approximately $12 million of cash and equivalents is required for the day-to-day operations of the Company.

As discussed in more detail above, our rights offering closed on November 10, 2016, realizing $5 million of gross proceeds ($4.64 million of net proceeds after offering costs). We intend to utilize the net proceeds from the rights offering to partially fund certain capital expenditure growth projects, as well as for general corporate purposes.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Subject to the effects of the economic uncertainties discussed herein, we believe that adequate financial resources (including from operating cash flows and external debt and equity financing) will be available to fund ongoing operating requirements over the next 12 months, though we may need to refinance or seek additional financing to compete effectively or grow our business. Management is reviewing market conditions and exploring financing or refinancing alternatives. However, there can be no assurances of our ability to obtain any additional financing, to refinance our existing debt, or to fund our growth efforts or to continue expanding.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the year ended December 31, 2016 was $7.9 million compared to $7.5 million in 2015. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables. Comparing 2016 to 2015, our operating cash flows increased due to the acquisition of Bronco Billy's and working capital timing differences, partially offset by an increase in interest paid due to higher debt levels.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the year ended December 31, 2016 was $28.5 million, which primarily related to the acquisition of Bronco Billy's. Cash used in investing activities during the year ended December 31, 2015 was $14.8 million, which primarily reflected completion of the hotel at Silver Slipper.

 Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the year ended December 31, 2016 was $33.1 million and was attributed primarily to the $35 million of additional proceeds from the Second Lien Credit Facility and $4.64 million of net rights offering proceeds, partially offset by payments related to the First Lien Credit Facility and debt issuance costs from the refinancing. Cash provided by financing activities for the prior-year period was $6.2 million, which included $8.9 million drawn for construction costs related to the hotel at Silver Slipper partially offset by payments on our First Term Loan, principal debt reduction on our capital lease at Rising Star Casino Resort, and additional loan fees related to our debt facility amendments.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet these obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and available borrowings under our Revolving Loan. We also intend to refinance our existing debt facilities prior to their maturity. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or the capital markets do not facilitate the refinancing of our debt, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Long-term Debt. On May 13, 2016, we entered into an amended and restated First Lien Credit Facility with Capital One which includes a First Term Loan of $45 million and Revolving Loan of $2 million, and an amended and restated Second Lien Credit Facility with ABC Funding, LLC, which included a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were primarily used to complete our acquisition of Bronco Billy's.

Our First Lien Credit Facility matures in May 2019 and includes quarterly principal payments of $562,500 until May 2018 and $843,750 thereafter through maturity. Our Second Lien Credit Facility has no quarterly principal payment requirements and matures in November 2019. We expect to a pay an estimated $10 million of cash interest payments, based on current outstanding debt and applicable interest rates, within the next 12 months.

Common Stock Warrants. As part of the Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants include redemption rights which allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of the warrants under certain conditions. Should the redemption rights be exercised, the repurchase value will be equal to the 21-day average price of the Company's stock, less the warrant exercise price, and will be payable by the Company in cash or through the issuance of an unsecured note with a four-year term, a minimum interest rate of 13.25%, and a guarantee by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt Equities, L.L.C. ("Hyatt") to operate the Grand Lodge Casino contains an option for Hyatt, beginning on January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Additionally, monthly rent will increase from $125,000 to (i) $145,833 commencing on the later of January 1, 2017 or when Hyatt completes its renovation (but no later than June 30, 2017), and (ii) $166,667 commencing on January 1, 2018 through maturity.

Capital Investments. We made significant capital investments during the year ended December 31, 2016. We expect to make the following additional capital investments during 2017 and beyond as discussed below. The Company intends to utilize existing cash and equivalents, cash flow from operations, and if necessary, availability under its Revolving Loan to finance the capital investments.

Rising Star Casino Resort - We plan to make significant improvements at Rising Star, including (i) refurbishment of a portion of the casino to include a VIP room and sense-of-arrival improvements; (ii) implementation of a ferry boat service to Kentucky; (iii) construction of an RV park; (iv) construction of a restaurant on the riverboat; and (v) renovation of approximately 71 of the hotel's guest rooms that had not been refurbished under an earlier refurbishment program. On July 13, 2016, we received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that the Company has purchased in Rabbit Hash, Kentucky. We intend to operate a 10-vehicle ferry boat to significantly shorten the distance for customers traveling from Kentucky to Rising Star. Commencement of ferry boat operations remains subject to additional approvals, including from the Army Corps of Engineers and the U.S. Coast Guard. We anticipate the total cost of the improvements at Rising Star will be approximately $6 million, including $4 million expected to be funded during 2017.

Grand Lodge Casino - Under the terms of the lease amendment effective November 25, 2015, we will purchase new gaming devices and equipment or make other capital expenditures at our sole cost and expense of approximately $1.5 million, which is being invested alongside approximately $3.5 million of enhancements being funded by our landlord. The Company and the landlord are working together on that refurbishment, which began in February 2017 and is expected to be complete in June 2017. The refurbishment is being conducted in phases, thus allowing the casino to remain open during the refurbishment.

Stockman's Casino - During the third quarter of 2016, we began construction on a number of exterior improvements to the property including access to the casino through construction of a new parking lot, and making certain other enhancements at a budgeted cost of $1.5 million. The parking lot and a new digital marquee sign were completed during the fourth quarter of 2016. Landscaping improvements, a new porte cochère, and a new administrative office building are slated for completion during 2017.

Silver Slipper - We anticipate building a swimming pool and beach complex, new casino restaurant, and outdoor event space in 2017 at a cost of approximately $0.8 million.

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

First Lien Credit Facility

As of December 31, 2016, the First Lien Credit Facility had $43.3 million of gross principal indebtedness outstanding on our First Term Loan and the $2 million Revolving Loan was undrawn and fully available.

The interest rate is based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 3.75%. The margin rate of 3.75% will be increased by 50 basis points beginning in May 2017. There is no prepayment premium or interest rate cap associated with this facility.

Second Lien Credit Facility

As of December 31, 2016, the Second Lien Credit Facility had $55 million of gross principal indebtedness outstanding. Interest is currently payable monthly at 13.5% (and may vary at a rate between 12.5% and 13.5% depending on the total leverage of the Company), and there are no quarterly principal payment requirements, as all principal is due at maturity. The prepayment premium is 3% of the total principal amount until May 13, 2017, 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter.

Covenants

The First and Second Lien Credit Facilities contain customary negative covenants, including, but not limited to, restrictions on our and our subsidiaries’ ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments; dispose of assets; and change the nature of our business. We are also required to maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed-charge coverage ratio, all of which measure Adjusted EBITDA against outstanding debt and fixed charges (as defined in the agreements). We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues. The cap does not include capital expenditures made from the issuance of equity securities, including the recent rights offering.

The First and Second Lien Credit Facilities currently define Adjusted EBITDA as, for any four fiscal quarter period, (a) net income (loss) for such period, plus, (b) to the extent deducted in determining net income (loss) for such period: (i) interest expense, (ii) provisions for income taxes, (iii) depreciation and amortization expenses, (iv) extraordinary losses (including non-cash impairment charges), (v) stock compensation expense, (vi) acquisition costs related to Bronco Billy's in an aggregate amount not to exceed $1,000,000, (vii) pre-opening expenses related to the hotel at Silver Slipper that opened in 2015, and (viii) non-recurring development expenses for new initiatives in an aggregate amount not to exceed $500,000 for the trailing four consecutive fiscal quarters, minus (c) extraordinary gains, and minus (d) joint venture net income, unless such net income has been actually received by the Company in the form of cash dividends or distributions. Adjusted EBITDA shall include results for Bronco Billy's as if it were owned for the entire measurement period.

The First and Second Lien Credit Facilities' restrictive covenants include a maximum total leverage ratio, a maximum first lien leverage ratio, and a fixed-charge coverage ratio. For further information, see Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

We were in compliance with our covenants as of December 31, 2016; however, there can be no assurances that we will remain in compliance with all covenants in the future. The First and Second Lien Credit Facilities also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; repurchase of our own stock and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First and Second Lien Credit Facilities or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the First and Second Lien Credit Facilities lenders. No assurance can be given that we would be successful in obtaining such waivers or modifications.

We are required to make prepayments under the First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility.

The summary of principal terms of the amended and restated First Lien Credit Facility and amended and restated Second Lien Credit Facility in this Annual Report on Form 10-K are in all cases subject to the terms of the actual credit agreements and amendments, copies of which are referenced as Exhibits in Part IV to this Annual Report on Form 10-K.

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

We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset. Fair value is typically measured using a discounted cash flow model whereby future cash flows are discounted using a weighted-average cost of capital, developed using a standard capital-asset pricing model, based on guideline companies in our industry.

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

Fixed Asset Capitalization and Depreciation Policies

We define a fixed asset as a unit of property that (a) has an economic useful life that extends beyond 12 months and (b) was acquired or produced for a cost greater than $2,500 for a single asset or greater than $5,000 for a group of assets. Property and equipment are stated at cost. For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values in connection with the May 2016 Bronco Billy's acquisition, the October 2012 Silver Slipper acquisition, the April 2011 Rising Star acquisition and the January 2007 Stockman's acquisition. Project development costs, which are amounts expended on the pursuit of new business opportunities, and acquisition related costs are expensed as incurred. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors and property taxes. Salaries are capitalized only for employees working directly on the project. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. In addition, our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Goodwill and Business Combinations

Goodwill represents the excess of the purchase price over fair value of net tangible and other intangible assets acquired in connection with business combinations.  We accounted for our acquisition of casino properties, most recently Bronco Billy's Casino and Hotel, Silver Slipper Casino and Hotel and Rising Star Casino Resort, as business combinations. In a business combination, we determine the fair value of acquired assets, including identifiable intangible assets, assumed liabilities, and non-controlling interests, if any. The fair value of the acquired business is allocated to the acquired assets, assumed liabilities, and non-controlling interests based on their fair value, with any remaining fair value allocated to goodwill. This allocation process requires use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

Intangible Assets

Our indefinite-lived intangible assets primarily include the cost of gaming licenses and trade names. Gaming licenses represent the rights to conduct gaming in certain jurisdictions and trade names represent the fair value of the casino name's brand recognition. The value of our gaming licenses were primarily estimated using a derivation of the income approach to valuation. The value of the Bronco Billy's trade names utilized the "relief from royalty" method which primarily utilizes comparable royalty agreements to determine value. Indefinite-lived intangible assets are not amortized unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life.  If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Our finite-lived intangible assets include customer loyalty programs, land leases and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic useful lives.

Customer loyalty programs represent the value of repeat business associated with the casinos’ loyalty programs when we acquired the properties. Such values were determined using a derivation of the income approach to valuation.  The valuation analyses for the active-rated players were based on estimated revenues and attrition rates. The Silver Slipper Casino and Hotel and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated play.  The value of the customer loyalty programs are amortized over three years, their assumed economic useful life.

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

Customer Loyalty Programs

We have customer loyalty programs at each of our properties – Silver Slipper Casino Players Club, Bronco Billy’s MVP “Most Valuable Players” Club, Rising Star Rewards Club™, Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. We also occasionally offer sweepstakes and other promotions for tracked customers that do not require redemption of points.  The cost of points redeemed for cash is recorded as a reduction of gaming revenue, and the cost of points redeemed for complimentary goods or services is recorded as an operating expense of the gaming department. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time.

Loyalty programs are a part of the total marketing program. The amount of marketing reinvestment (complimentaries to players, promotional awards, entertainment, etc.) is based on the specific property and competitive assumptions.  We track the percentage of promotional and marketing costs compared to gaming revenue for an efficient use and return on our marketing investment.  Our properties are in highly-competitive promotional environments due to the high amounts of incentives offered by our competition.

Accounts Receivable Allowance for Doubtful Accounts

Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate collection allowance to approximate fair value. The allowances for doubtful accounts are estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions.  Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Income Taxes

We are subject to federal and state taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the applicable tax laws. As of December 31, 2016, we had recorded a full valuation allowance on our net deferred tax assets because we determined that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Share-based Compensation

We have granted shares of common stock and stock options to key members of management and the board of directors.  Accounting standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  Share-based compensation expense from stock awards is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients.  We use the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes-determined fair value, net of estimated forfeitures, is amortized as compensation cost on a straight line basis over the service period.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in ASC 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In May 2014, the FASB issued a comprehensive new revenue recognition model, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 has been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, which the FASB issued in August 2015, March 2016, April 2016, May 2016 and May 2016, respectively. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including gaming industry specific guidance. ASU 2014-09 also provides a five-step analysis in determining how and when the revenue is recognized. ASU 2014-09 will require revenue recognition to represent the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Revenues are defined as inflows or other enhancements of assets of an entity or settlements of its liabilities (or a combination of both) from delivering or producing goods, rendering services, or other activities that constitute the entity’s ongoing major or central operations. As a result, revenues will be presented net of the retail value of goods and services provided to customers on a complimentary basis.The effective date for the amended ASU 2014-09 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not plan to early adopt and is currently evaluating the implementation approach to be used which will assist with the analysis and disclosure of the effect of the adoption of the amended ASU 2014-09 on its consolidated financial statements.

Management believes that there are no other recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Full House Resorts, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants
Las Vegas, Nevada

March 17, 2017

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share data)

	Year Ended December 31,
	2016	2015
Revenues
Casino	$131,584	$111,763
Food and beverage	28,797	25,222
Hotel	8,637	6,675
Other operations	4,394	3,811
Gross revenues	173,412	147,471
Less promotional allowances	(27,420)	(23,040)
Net revenues	145,992	124,431
Operating expenses
Casino	68,127	57,157
Food and beverage	9,804	8,992
Hotel	969	1,243
Other operations	1,561	1,325
Project development and acquisition costs	1,314	891
Selling, general and administrative	49,756	41,883
Depreciation and amortization	7,928	7,893
Loss on disposal of assets, net	344	3
	139,803	119,387
Operating income	6,189	5,044
Other expense, net
Interest expense, net of amounts capitalized of $0.4 million in 2015	(9,486)	(6,715)
Debt modification costs	(624)	—
Adjustment to fair value of stock warrants and other	(543)	12
	(10,653)	(6,703)
Loss before income taxes	(4,464)	(1,659)
Income tax expense (benefit)	630	(342)
Net loss	$(5,094)	$(1,317)

Basic and diluted loss per share	$(0.26)	$(0.07)
Basic and diluted weighted average number of common shares outstanding	19,601,842	19,607,937

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and equivalents	$27,038	$14,574
Restricted cash	—	569
Accounts receivable, net of allowance for doubtful accounts of $53 and $121	1,909	1,714
Inventories	1,329	1,125
Prepaid expenses	2,809	2,800
Acquisition deposit	—	2,500
	33,085	23,282
Property and equipment, net	111,465	98,982

Goodwill	21,286	16,480
Intangible assets, net	10,966	2,127
Deposits	404	541
Deferred tax asset	42	55
	32,698	19,203
	$177,248	$141,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,910	$4,272
Accrued payroll and related	3,126	1,773
Other accrued expenses	7,996	4,756
Current portion of long-term debt	1,688	6,000
Current portion of capital lease obligation	419	665
Deferred tax liability	723	981
	18,862	18,447

Common stock warrant liability	1,117	—
Long-term debt, net of current portion	94,246	60,642
Capital lease obligation, net of current portion	5,318	5,505
Deferred tax liability	1,226	350
	120,769	84,944
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,221,558 and 20,325,991shares issued; 22,864,963 and 18,969,396 shares outstanding	2	2
Additional paid-in capital	51,271	46,221
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	6,860	11,954
	56,479	56,523
	$177,248	$141,467
 See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016 and 2015
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
December 31, 2016	Shares	Dollars		Shares	Dollars
Beginning balances	20,326	$2	$46,221	1,357	$(1,654)	$11,954	$56,523
Issuance of common stock, net of issuance costs	3,846	—	4,641	—	—	—	4,641
Share-based compensation	49	—	409	—	—	—	409
Net loss	—	—	—	—	—	(5,094)	(5,094)
Ending balances	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
December 31, 2015	Shares	Dollars		Shares	Dollars
Beginning balances	20,233	$2	$45,878	1,357	$(1,654)	$13,271	$57,497
Share-based compensation	—	—	203	—	—	—	203
Issuances of restricted common stock	93	—	140	—	—	—	140
Net loss	—	—	—	—	—	(1,317)	(1,317)
Ending balances	20,326	$2	$46,221	1,357	$(1,654)	$11,954	$56,523

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,094)	$(1,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,897	6,387
Amortization of debt costs and warrants	1,088	1,615
Amortization of customer loyalty programs, land lease and water rights	31	1,506
Change in fair value of stock warrants	543	—
Loss on disposals and other write-offs	567	3
Tribal advance collection allowance reduction	—	(500)
Share-based compensation	409	343
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	(445)	193
Income tax and other receivables	—	3,011
Prepaid expenses, inventories and other	(5)	(1,008)
Deferred tax	631	350
Accounts payable and accrued expenses	2,298	(3,074)
Net cash provided by operating activities	7,920	7,509
Cash flows from investing activities:
Acquisition of Bronco Billy's, net of cash acquired	(28,369)	—
Purchase of property and equipment, net of construction contracts payable	(3,496)	(11,354)
Proceeds from sale of fixed assets	172	—
Restricted cash	569	(569)
Proceeds from repayment of tribal advance	250	250
Refunded acquisition deposit and other, net	2,364	(3,129)
Net cash used in investing activities	(28,510)	(14,802)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,641	—
First Term Loan (repayments) borrowings	(2,688)	8,869
Revolving Loan repayments, net	(2,000)	(1,500)
Second Term Loan borrowings	35,000	—
Repayment of long-term debt on capital lease obligation	(433)	(750)
Debt costs	(1,466)	(391)
Net cash provided by financing activities	33,054	6,228
Net increase (decrease) in cash and equivalents	12,464	(1,065)
Cash and equivalents, beginning of year	14,574	15,639
Cash and equivalents, end of year	$27,038	$14,574

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$8,187	$4,846
Cash received from income tax refunds, net	$—	$(3,958)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$1,367	$604
Issuance of common stock warrants	$574	$—

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to "Full House", the “Company”, “we”, “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We currently own and operate four casino properties and operate Grand Lodge Casino subject to a space lease. The following identifies the properties along with their dates of acquisition and locations:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy's Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort)	2011	Incline Village, NV (North Shore of Lake Tahoe)

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Silver Slipper Casino and Hotel, Bronco Billy's Casino and Hotel and Rising Star Casino Resort are currently distinct segments.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Accounting. The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Except when otherwise required by accounting principles generally accepted in the United States of America ("GAAP"), we measure all of our assets and liabilities on the historical cost basis of accounting.

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

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect our accounting for net assets acquired in acquisition transactions, share-based compensation, and certain financial assets and liabilities such as our common stock warrant liability. Our periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets, may also be affected by fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

Cash Equivalents. Cash equivalents include cash involved in operations and cash in excess of daily requirements that is invested in highly liquid, short-term investments with initial maturities of three months or less when purchased.

Restricted cash. At December 31, 2015 the Company was required to maintain $0.6 million in a segregated construction trust account related to the construction of the hotel at Silver Slipper. During June 2016, all of the proceeds were released to the Company.

Inventories. Inventories consist primarily of food, beverage and retail items, and are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried, net of an appropriate collection allowance to approximate fair value. Allowances for doubtful accounts are estimated based on specific review of customer accounts including the customers' willingness and ability to pay and nature of any collateral, if any, as well as historical collection experience and current economic and business conditions.  Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Property and Equipment. We define a fixed asset as a unit of property that: (a) has an economic useful life that extends beyond 12 months; and (b) was acquired or produced for a cost greater than $2,500 for a single asset, or greater than $5,000 for a group of assets, for a specific capital project. Fixed assets are capitalized and depreciated while normal repairs and maintenance are charged to expense. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date.  Gains or losses on dispositions of property and equipment are included in operating expenses, effectively as adjustments to depreciation estimates.

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

Land improvements	15 years
Buildings and improvements	3 to 44 years
Furniture, fixtures and equipment	2 to 10 years

Capitalized Interest. The interest cost associated with major development and construction projects is capitalized and included in the cost of the project.  Interest expense is capitalized using the Company's weighted-average borrowing rates of interest, the rate of specific borrowings for the subject, or a combination of the two. Interest capitalization ceases once a project is substantially complete or no longer undergoing activities to prepare it for its intended use. The Company capitalized $0 and $0.4 million of interest during 2016 and 2015, respectively.

Goodwill and Indefinite-lived Intangible Assets. Goodwill represents the excess of the purchase price of Bronco Billy's Casino and Hotel, Silver Slipper Casino and Hotel, Rising Star Casino Resort and Stockman’s Casino over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges. Our other indefinite-lived intangible assets primarily include certain license rights to conduct gaming in certain jurisdictions and trade names. Goodwill and other indefinite-lived intangible assets are not amortized, but are periodically tested for impairment and the appropriateness of remaining estimated useful lives.

These tests for impairment are performed annually during the fourth quarter or when a triggering event occurs.

Finite-lived Intangible Assets. Our finite-lived intangible assets include customer loyalty programs, land lease acquisition costs and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic lives.  We periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization and the possible need for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

Debt issuance costs include costs incurred in connection with the issuance of debt and are amortized over the contractual term of the debt to interest expense using the effective interest method. When our existing debt agreements are modified, we amortize such costs to interest expense using the effective interest method over the terms of the modified debt agreement.

Revenue Recognition and Promotional Allowances.  Casino revenue is the aggregate net difference between gaming wins and losses, with certain liabilities recognized including progressive jackpots, earned customer-loyalty incentives, funds deposited by customers before gaming play occurs and for chips and tokens in the customers’ possession.  Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage.

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

Retail Value of Promotional Allowances
(In thousands)	Year Ended December 31,
	2016	2015
Food and beverage	$18,872	$16,104
Rooms	7,090	5,585
Other incentives	1,458	1,351
	$27,420	$23,040

Costs of Providing Promotional Allowances
(In thousands)	Year Ended December 31,
	2016	2015
Food and beverage	$17,324	$14,040
Rooms	4,426	3,659
Other incentives	975	1,010
	$22,725	$18,709

Advertising Costs.  Costs for advertising are expensed as incurred or the first time the advertising takes place and are included in selling, general and administrative expenses. Total advertising costs were $2.5 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively.

Derivative Instruments – Interest Rate Cap Agreement. We adopted the accounting guidance for derivative instruments and hedging activities (ASC Topic 815, Derivatives and Hedging), as amended, to account for our interest rate cap agreement. Our interest rate cap agreement is classified as a risk management instrument and management elected not to apply hedge accounting.

Customer Loyalty Programs. We have customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, Bronco Billy’s MVP “Most Valuable Players” Club, Rising Star Rewards Club™, Grand Lodge Players Advantage Club® and Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time.  At December 31, 2016 and 2015, our liability for the estimated cost to provide such benefits totaled $1.3 million and $0.9 million, respectively. Such amounts are included in “other accrued expenses" on the Consolidated Balance Sheets.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, which are expensed as incurred. During 2016 and 2015, these costs primarily related to costs associated with acquiring Bronco Billy's and for potential projects in Indiana.

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

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities.  We assess our tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized.  Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Earnings (loss) per share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including stock options and warrants using the treasury stock method.

For the years ended December 31, 2016 and 2015, we recorded a net loss. Accordingly, all potentially dilutive securities, totaling 3,064,518 and 1,563,834 shares, were excluded from the loss per share computation, as their effect would be anti-dilutive.

In November 2016 the Company completed a rights offering to existing common stockholders (see Note 13). Because the rights issue was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. As a result, for the year ended December 31, 2015, the Company retroactively adjusted the basic and diluted weighted average number of common shares outstanding from 18,937,812 to 19,607,937. This had no material effect on the previously reported basic and diluted loss per share.

Other reclassifications. Certain minor reclassifications have been made to 2015 amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or retained earnings.

Recently Issued Accounting Pronouncements Not Yet Adopted. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in ASC 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In May 2014, the FASB issued a comprehensive new revenue recognition model, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 has been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, which the FASB issued in August 2015, March 2016, April 2016, May 2016 and May 2016, respectively. ASU 2014-09 outlines a new, single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including gaming industry specific guidance. ASU 2014-09 also provides a five-step analysis in determining how and when the revenue is recognized. ASU 2014-09 will require revenue recognition to represent the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Revenues are defined as inflows or other enhancements of assets of an entity or settlements of its liabilities (or a combination of both) from delivering or producing goods, rendering services, or other activities that constitute the entity’s ongoing major or central operations. As a result, revenues will be presented net of the retail value of goods and services provided to customers on a complimentary basis.The effective date for the amended ASU 2014-09 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not plan to early adopt and is currently evaluating the implementation approach to be used which will assist with the analysis and disclosure of the effect of the adoption of the amended ASU 2014-09 on its consolidated financial statements.

Management believes that there are no other recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.

3. ACQUISITION

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel from Pioneer Group, Inc. for consideration of $31.1 million, inclusive of an adjustment for net working capital. The acquisition included the three licensed operations in Cripple Creek, Colorado known as Bronco Billy's Casino, Buffalo Billy's Casino and Billy's Casino (collectively referred to as "Bronco Billy's"). The results of Bronco Billy's operations have been included in the consolidated financial statements since that date. The acquisition was financed primarily through a $35 million increase in our Second Lien Credit Facility (see Note 7). Bronco Billy’s has approximately 807 slot and video poker machines, 12 table games and a 24-room hotel. This acquisition diversifies our operations into a new geographical market.

During the fourth quarter we completed our valuation analysis. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and equivalents	$2,682
Other current assets	258
Property and equipment	16,694
Goodwill	4,806
Gaming licenses	7,000
Trade names	1,800
Total assets	33,240

Current liabilities	2,189
Total liabilities	2,189

Net assets acquired	$31,051

The $4.8 million of goodwill, which represents the excess of the purchase price over the estimated fair value of the assets acquired, was primarily attributable to expected synergies and the economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including the assembled workforce. All of the goodwill is expected to be deductible for income tax purposes.

The Company incurred $0.6 million of project development and acquisition costs related to this business combination during 2016 and $0.4 million during 2015. We also incurred $1.5 million of debt issuance costs, $0.6 million of warrant issuance costs, and $0.6 million of debt modification expenses in conjunction with the refinanced credit facilities.

From May 13, 2016 through December 31, 2016, Bronco Billy's revenues were $16.2 million and net income was $2.0 million and were included in our consolidated statements of operations for the year ended December 31, 2016.

The following unaudited pro forma consolidated income statement for the Company includes the results of Bronco Billy's as if the acquisition and related financing transactions occurred on January 1, 2015. The pro forma financial information does not necessarily represent the results that might have actually occurred or may occur in the future. The pro forma amounts include the historical operating results of Full House and Bronco Billy's prior to the acquisition, adjusted only for matters directly attributable to the acquisition, which primarily include interest expense related to the amended and restated First and Second Lien Credit Facilities (see Note 7). The pro forma results also reflect adjustments for the impact of depreciation and amortization expense based on the estimated fair value of property and equipment acquired, income tax expense, and the removal of non-recurring expenses directly attributable to the transaction of $1.4 million and $1.0 million during 2016 and 2015, respectively. These non-recurring expenses primarily related to acquisition costs and debt modification costs. The pro forma results do not include any anticipated synergies or other expected benefits from the acquisition.

Pro Forma Consolidated Statement of Operations
(In thousands, unaudited)

	For the year ended
	December 31, 2016	December 31, 2015
Net revenues	$154,734	$149,150
Net loss	(5,818)	(4,157)
Basic loss per share	(0.30)	(0.21)
Diluted loss per share	(0.30)	(0.21)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$14,548	$12,657
Buildings and improvements	102,410	90,636
Furniture and equipment	37,312	31,899
Construction in progress	868	13
	155,138	135,205
Less accumulated depreciation and amortization	(43,673)	(36,223)
	$111,465	$98,982

At December 31, 2016 and 2015, property and equipment included assets under capitalized leases related to our 104-room hotel at Rising Star Casino Resort (Note 8) as follows (in thousands):

	December 31,
	2016	2015
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,724
	7,726	7,726
Less accumulated amortization	(1,586)	(1,081)
	$6,140	$6,645

5. GOODWILL AND INTANGIBLES

Goodwill:

The following tables set forth changes in the carrying value of goodwill by segment (in thousands):

	December 31, 2016
	Gross Carrying Value	Accumulated Impairments	Balance at End of the Year
Silver Slipper Casino and Hotel	$14,671	$—	$14,671
Bronco Billy's Casino and Hotel	4,806	—	4,806
Rising Star Casino Resort	1,647	(1,647)	—
Northern Nevada	5,809	(4,000)	1,809
Goodwill, net of accumulated impairment losses	$26,933	$(5,647)	$21,286

	December 31, 2015
	Gross Carrying Value	Accumulated Impairments	Balance at End of the Year
Silver Slipper Casino and Hotel	$14,671	$—	$14,671
Rising Star Casino Resort	1,647	(1,647)	—
Northern Nevada	5,809	(4,000)	1,809
Goodwill, net of accumulated impairment losses	$22,127	$(5,647)	$16,480

There were no impairments to goodwill for the years ended December 31, 2016 and 2015.

Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets (in thousands):

	December 31, 2016
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments, Net	Intangible Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(132)	—	1,288
Gaming Licenses	Indefinite	17,981	—	(10,203)	7,778
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	100	—	—	100
		$28,901	$(7,732)	$(10,203)	$10,966

	December 31, 2015
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments, Net	Intangible Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(101)	—	1,319
Gaming Licenses	Indefinite	10,744	—	(10,004)	740
Trademarks	Indefinite	68	—	—	68
		$19,832	$(7,701)	$(10,004)	$2,127

Customer Loyalty Programs. Customer loyalty programs represent the value of repeat business associated with our loyalty programs.  The values of $5.9 million for Silver Slipper and $1.7 million for Rising Star's customer loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the customer loyalty program.

Land Lease Acquisition Costs and Water Rights.  Silver Slipper recognized intangible assets related to its lease agreement with Cure Land Company, LLC (see Note 12). The lease was valued at $1 million and represents the excess fair value of the land over the estimated net present value of the land lease payments, and the water rights value of $0.4 million represented the fair value of the water rights based upon market rates in Hancock County, Mississippi.

Gaming Licenses.  Gaming licenses represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance.  The values of gaming licenses were primarily estimated using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license.

Trade Names. Trade names represents the value of the Bronco Billy's casino name which has existed for approximately 25 years and provides brand recognition. The value was estimated using a multi-period excess earning method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization.   Intangible asset amortization expense was $31,000 and $1.5 million for the years ended December 31, 2016 and December 31, 2015, respectively.

Total amortization expense for intangible assets is expected to be $31,000 for each of the years ending 2017 through 2021 and $1.3 million thereafter.

6. ACCRUED LIABILITIES

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Player club points and progressive jackpots	$2,901	$1,667
Real estate and personal property taxes	1,538	909
Gaming and other taxes	1,667	962
Gaming related accruals	622	410
Accrued rent	443	—
Accrued interest	174	195
Other	651	613
	$7,996	$4,756

7. LONG-TERM DEBT AND COMMON STOCK WARRANT LIABILITY

Long-Term Debt

On May 13, 2016, we entered into an amended and restated First Lien Credit Facility ("First Lien Credit Facility") with Capital One Bank, N.A., ("Capital One"), which includes a First Term Loan of $45 million and Revolving Loan of $2 million, and an amended and restated Second Lien Credit Facility ("Second Lien Credit Facility") with ABC Funding, LLC, which included a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were used primarily to complete our acquisition of Bronco Billy's.  The First and Second Lien Credit Facilities are secured by substantially all of our assets and our wholly-owned subsidiaries guarantee our obligations under the agreements.  The Second Lien Credit Facility is subordinate to the lien of the First Lien Credit Facility.

Long-term debt, related discounts and issuance costs consists of the following:

(In thousands)	December 31, 2016
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$43,312	$—	$(561)	$42,751
Revolving Loan	—	—	—	—
Second Term Loan	55,000	(469)	(1,348)	53,183
Total debt including current maturities	98,312	(469)	(1,909)	95,934
Less current portion	(1,688)	—	—	(1,688)
Total long-term debt, net	$96,624	$(469)	$(1,909)	$94,246

(In thousands)	December 31, 2015
	Outstanding Principal	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$46,000	$(777)	$45,223
Revolving Loan	2,000	—	2,000
Second Term Loan	20,000	(581)	19,419
Total debt including current maturities	68,000	(1,358)	66,642
Less current portion	(6,000)	—	(6,000)
Total long-term debt, net	$62,000	$(1,358)	$60,642

First Lien Credit Facility. The First Lien Credit Facility matures in May 2019 and requires monthly interest-only payments and quarterly principal payments of $562,500 through May 2018, with such quarterly principal payments increasing to $843,750 thereafter through maturity. We incurred debt issuance costs of $248,000, which are being amortized over the remaining term of the loan, and expensed debt modification costs of $330,000. We made our required quarterly payment of $562,500 due January 1, 2017 on December 30, 2016.

The interest rate of the First Lien Credit Facility is initially based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 3.75%. The margin rate of 3.75% will increase by 50 basis points beginning in May 2017. There is no prepayment premium or interest rate cap associated with this facility.

Second Lien Credit Facility. The Second Lien Credit Facility matures on the earlier of (i) May 13, 2022, or (ii) six months following the maturity date of the First Lien Credit Facility. Given that the First Lien Credit Facility currently matures in May 2019, the current maturity date of the Second Lien Credit Facility is November 2019. Interest is currently payable monthly at a rate of 13.5% (and may vary between 12.5% and 13.5%, depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The prepayment premium is 3% of the total principal amount until May 13, 2017, 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter. We incurred debt issuance costs of $1,239,000, which are being amortized over the current remaining term of the loan, and expensed debt modification costs of $294,000.

Covenants. The First and Second Lien Credit Facilities contain customary negative covenants, including, but not limited to, restrictions on our ability to: incur indebtedness; grant liens; pay dividends and make other restricted payments; make investments;

dispose of assets; and change the basic underlying nature of our business. We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues, excluding capital expenditures made from any future sale of equity securities.

The First Lien and Second Lien Credit Facilities define Adjusted EBITDA as, for any four fiscal quarter period, (a) net income (loss) for such period, plus (b) to the extent deducted in determining net income (loss) for such period: (i) interest expense, (ii) provisions for income taxes, (iii) depreciation and amortization expenses, (iv) extraordinary losses (including non-cash impairment charges), (v) stock compensation expense, (vi) acquisition costs related to Bronco Billy's in an aggregate amount not to exceed $1 million, (vii) pre-opening expenses related to the hotel at Silver Slipper that opened in 2015, and (viii) non-recurring development expenses for new initiatives in an aggregate amount not to exceed $500,000 for the trailing four consecutive fiscal quarters, minus (c) extraordinary gains, and minus (d) joint venture net income, unless such net income has been actually received by the Company in the form of cash dividends or distributions. Adjusted EBITDA shall include results for Bronco Billy's as if it were owned for the entire measurement period.

The First Lien and Second Lien Credit Facilities require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed-charge coverage ratio, all of which measure Adjusted EBITDA against outstanding debt and fixed charges (as defined in the agreements). These financial covenant ratios currently are as follows:

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

We were in compliance with our covenants as of December 31, 2016; however, there can be no assurances that we will remain in compliance with all covenants in the future. The First and Second Lien Credit Facilities also include customary events of default, including, among other things: non-payment; breach of covenant; breach of representation or warranty; cross-default under certain other indebtedness or guarantees; commencement of insolvency proceedings; inability to pay debts; entry of certain material judgments against us or our subsidiaries; occurrence of certain ERISA events; repurchase of our own stock; and certain changes of control. A breach of a covenant or other events of default could cause the loans to be immediately due and payable, terminate commitments for additional loan funds, or the lenders could exercise any other remedy available under the First and Second Lien Credit Facilities or by law.  If a breach of covenants or other event of default were to occur, we would seek modifications to covenants or a temporary waiver or waivers from the First and Second Lien Credit Facilities lenders. No assurance can be given that we would be successful in obtaining such waivers or modifications.

We are required to make prepayments under the First Lien Credit Facility, under certain conditions as defined in the agreement, in addition to the scheduled principal installments as defined. With regards to the Second Lien Credit Facility, no mandatory prepayments are required prior to the discharge of the First Lien Credit Facility.

Maturities of Long-Term Debt. Maturities of the principal amount of the Company’s long-term debt as of December 31, 2016 are as follows:

(In thousands)
2017	$1,688
2018	2,812
2019	93,812
$98,312

Common Stock Warrant Liability

As part of the Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants have an exercise price of $1.67 (the average trading price of the Company's common stock during a 60-day period bracketing the completion of the financing) and expire May 13, 2026. The warrants also provide the second lien lenders with redemption rights, pre-emptive rights under certain circumstances to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants in the event of: (i) the maturity of the Second Lien Credit Facility, (ii) an acceleration pursuant to the Second Lien Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Second Lien Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, as defined, or (v) the Company's insolvency. The repurchase value is the 21-day average price of the Company's stock at the time of the event, as defined, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined. Although unsecured, the note would be guaranteed by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. The fair value at issuance of the warrants was $0.6 million, which was recorded as a liability due to the redemption feature and a resulting discount to the Second Lien Credit Facility. The discount is amortized to interest expense during the expected term of the Second Lien Credit Facility, which is currently 3.5 years. The Company recognized $0.5 million of expense from May 13, 2016 to December 31, 2016 due to a change in the fair value of the warrants, which was reflected as part of "Other" non-operating expense on the Consolidated Statements of Operations.

Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a "Monte Carlo" simulation approach, a mathematical technique used to model the probability of different outcomes, to measure the fair value of the warrants at issuance. The simulation included the Company's stock price and the following assumptions: an expected contractual term of 3.85 years, an expected stock price volatility rate of 44.78%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.1%. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. The Company also utilized the Monte Carlo simulation approach for its valuation at December 31, 2016, which included the following assumptions: an expected contractual term of 3.38 years, an expected stock price volatility rate of 47.68%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.68%.

8. CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort pursuant to a capital lease agreement with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”). On March 16, 2016, the hotel lease agreement was amended. The amendment extended the initial term of the lease by four years to October 1, 2027 and modified the rent payment schedule. The rental rate has been reduced from $77,537 per month as follows: (i) to $48,537 per month from April 2016 through March 2017, (ii) to $56,537 per month from April 2017 through March 2018; (iii) to $57,537 per month from April 2018 through March 2019; and (iv) to $63,537 per month from April 2019 through March 2020. Beginning April 1, 2020 through the end of the lease, the scheduled monthly payment shall be $54,326. The amendment also requires the Company to make certain improvements to the Rising Star Casino Resort of at least $1 million by March 31, 2017 which the Company intends to satisfy. If the Company does not make the $1 million of improvements, the lease will revert back to the original payment schedule. The lease payments include an annual interest rate of 3.5% through September 30, 2017 and 4.5% thereafter.

At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At December 31, 2016, such net amount was $5.7 million. Upon expiration of the lease term, if we have not yet exercised our option to purchase the hotel, either (i) the Landlord has the right to sell the hotel to us, or (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs. The lease agreement is not guaranteed by the parent company or any subsidiary other than Gaming Entertainment (Indiana) LLC and has customary provisions in the event of a default.

Future minimum lease payments and the present value of such payments based on this amendment related to the capital lease, as of December 31, 2016, are as follows (in thousands):

2017	$606
2018	687
2019	744
2020	680
2021	652
Thereafter	3,803
Total minimum lease payments	7,172
Less: amount representing interest	(1,435)
Present value of minimum lease payments	$5,737

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

In accordance with the terms of our previous First Lien Credit Facility, we had a prepaid interest rate cap agreement with Capital One, effective October 1, 2014, for a notional amount of $14.75 million at a LIBOR cap rate of 1.5%. This agreement expired on June 29, 2016.  The Company currently does not have and is not required to maintain a prepaid interest rate cap in accordance with its current First Lien Credit Facility.

10. SETTLEMENTS

Property Tax Assessments. In September 2015, the Company agreed to settle its real property tax assessment appeal for the tax years 2011 through 2014 with respect to the Rising Star Casino Resort. Under the terms of the settlement agreement, Ohio County paid the Company a tax refund of $1,352,937, which was received during the fourth quarter of 2015. In exchange, the Company dismissed its appeals pending before the Ohio County Property Tax Assessment Board of Appeals. In addition, the parties have agreed to a final determination of the Company's real property tax assessment for the tax year 2015 and to certain parameters affecting the calculation of the real property assessment for the tax years 2016 and 2017. The refund was recorded during 2015 and included in selling, general and administrative expense on the Consolidated Statements of Operations.

Nambe Pueblo. In July 2015, the Company reached a settlement with the Nambe Pueblo tribe related to $662,000 previously advanced by the Company as part of a development agreement and a security and reimbursement agreement from 2005. The advance had been fully reserved since 2011.

In consideration for the release of any future claims and other items as defined within the settlement agreement, Nambe Pueblo agreed to pay $500,000 which the Company has received. The Company also incurred a $50,000 collection fee payable upon the receipt of the proceeds. The net expected recovery was recognized as a change in estimate during 2015 and was included in selling, general and administrative expense on the Consolidated Statements of Operations.

11. INCOME TAXES

The income tax provision (benefit) attributable to our loss before income taxes consisted of the following (in thousands):

		Year Ended December 31,
		2016	2015
Current:	Federal	$—	$(631)
	State	—	(62)
		—	(693)

Deferred:	Federal	(1,383)	275
	State	(505)	(185)
	Increase in valuation allowance	2,518	261
		630	351
		$630	$(342)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2016		2015
	Percent	Amount	Percent	Amount
Federal income tax benefit at U.S. statutory rate	34.0%	$(1,518)	34.0%	$(564)
State taxes, net of federal benefit	7.5%	(333)	7.8%	(129)
Change in valuation allowance	(56.5)%	2,518	(15.7)%	261
Permanent differences	(2.1)%	95	(7.3)%	121
Credits	2.9%	(129)	5.5%	(91)
Other	0.1%	(3)	(3.7)%	60
	(14.1)%	$630	20.6%	$(342)

Our deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Deferred compensation	$655	$230
Depreciation of fixed assets	42	52
Intangible assets and amortization	6,830	7,284
Net operating loss carry-forwards	2,861	1,384
Accrued expenses	1,077	441
Allowance for doubtful accounts	19	47
Credits	220	91
Common stock warrant liability	263	—
Charitable contribution carry-forward	90	43
Valuation allowance	(9,753)	(7,236)
	2,304	2,336
Deferred tax liabilities:
Depreciation of fixed assets	(631)	(772)
Amortization of indefinite-lived intangibles	(1,907)	(1,276)
Prepaid expenses	(1,055)	(1,085)
Effect of state taxes on future federal returns	(585)	(391)
Other	(33)	(88)
	(4,211)	(3,612)
	$(1,907)	$(1,276)

As of December 31, 2016, we had a gross federal net operating loss carry-forward ("NOL") of $5.8 million and state tax carry-forwards of $14.2 million, which can be carried forward 20 years and begin to expire after 2035. We also have general business credits of $0.2 million which begin to expire after 2035.

Goodwill impairment charges recorded in prior years have resulted in a significant amount of deferred tax assets. In assessing the realizability of the Company's deferred tax assets, we consider whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We evaluated both positive and negative evidence in determining the need for a valuation allowance. We continue to assess the realizability of deferred tax assets and have concluded that we have not met the "more likely than not" threshold. Accordingly, as of December 31, 2016 and 2015, we continue to provide a valuation allowance against our remaining deferred tax assets after being utilized by deferred tax liabilities for all jurisdictions. The valuation reserve against deferred tax assets has no effect on the actual taxes paid or owed by the Company.

As of December 31, 2016 and 2015, we had $1.9 million and $1.3 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles for which the timing of the reversal is not determinable and, therefore, does not assure the realization of deferred tax assets or reduce the need for a valuation allowance.

The Company’s utilization of NOL and the general business tax credit carry-forwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (IRC), and similar state provisions’ due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. While the Company has not completed an IRC Section 382/383 analysis to determine if there are any annual limitations on the utilization of NOLs and tax credit carryforwards, the Company does not believe that there have been greater than 50% ownership change in the last three years that would prohibit the Company from utilizing all of its tax attributes.
Management has made an annual analysis of its state and federal tax returns and concluded that the Company has no recordable liability, as of December 31, 2016 or 2015, for unrecognized tax benefits as a result of uncertain tax positions taken.

As of December 31, 2016, the Company is subject to U.S. federal income tax examinations for the tax years 2013 through 2016. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

In addition to the following significant leases, we have operating leases for certain office and warehouse facilities, office equipment, signage and land.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of gross gaming revenue (as defined) in excess of $3.65 million in any given month. We recognized $1.3 million of rent expense, including $0.3 million of contingent rents, during 2016, and $1.2 million of rent expense, including $0.2 million of contingent rents, during 2015.

The land lease also includes an exclusive option to purchase the leased land (“Purchase Option”) after February 26, 2019 through October 1, 2027, for $15.5 million plus a retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined), for 10 years from the purchase date. In the event that Full House sells or transfers (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest for 10 years mentioned above. In either case, we also have an option to purchase only a four-acre portion of the leased land for $2 million, which may be exercised at any time in conjunction with the development of a hotel and which accordingly reduces the purchase price of the remaining land by $2 million.

Bronco Billy's Lease through January 2035 and Option to Purchase. Bronco Billy's leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease terms include an initial expiration date of January 2017, current rents of $18,500 per month, and six renewal options in three-year increments to 2035. Bronco Billy's exercised its first renewal option through January 2020, which increases the monthly rents to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a requirement for Bronco Billy's to pay the property taxes and certain other costs associated with the leased property, a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities, L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent will increase from $125,000 to (i) $145,833 commencing on January 1, 2017 (or the date which Hyatt's renovations are completed as described below, whichever is later), and (ii) $166,667 commencing on January 1, 2018. As a condition of the lease, the Company is required to purchase new gaming devices and equipment or make other capital expenditures at its sole cost and expense of approximately $1.5 million and Hyatt is required to renovate the casino at its sole cost and expense of approximately $3.5 million, with both parties completing these renovations by June 30, 2017. We recognized $1.9 million and $1.5 million of rent expense related to this lease during 2016 and 2015, respectively.

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

Corporate Office Lease. In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada, replacing our existing office space lease which matures in May 2018. The lease terms include a maturity date of 7.6 years and approximately $0.2 million of annual rents. The lease also includes a tenant improvement allowance of $0.2 million. We anticipate occupying the new offices during 2017.

Rent expense for all operating leases for the years ended December 31, 2016 and December 31, 2015 was $3.6 million and $3.1 million, respectively.

The Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows (in thousands):

2017	$3,258
2018	3,615
2019	3,590
2020	3,250
2021	3,117
Thereafter	37,703
$54,533

Litigation

In 2013 and 2014, we expended approximately $1.6 million to repair defects to the parking garage at the Silver Slipper Casino and Hotel. The parking garage was originally built in 2007, and we acquired the property in 2012. We hired outside legal counsel to pursue the reimbursement of such costs from the contractor and architect, who neglected to install certain structural elements required by the building codes. During the third quarter of 2015, the case was dismissed in favor of the defendants, as the statutes of repose had expired. We filed an appeal on November 2, 2015 on the basis that there were elements in the case that would have extended our right to seek reimbursement of the remedial costs. On November 25, 2015, we entered into a settlement and release agreement with the architect, and on January 12, 2016, we filed an appellate brief in the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") with respect to our litigation with the contractor. On August 31, 2016, oral arguments were heard in the Fifth Circuit and on January 6, 2017, the Fifth Circuit reversed the District Court’s grant of summary judgment and remanded the case back to the District Court for trial.  On January 20, 2017, the contractor filed a petition for rehearing in the Fifth Circuit, which was denied on February 7, 2017. The Company expects a trial to be set during the third or fourth quarter of 2017. During March 2017, the Company filed a lawsuit against the contractor's insurance company.

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

Defined Contribution Pension Plan

We sponsor a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us.  Matching contributions made by us were $0.3 million for each of 2016 and 2015, excluding nominal administrative expenses assumed. For 2016 and 2015, the Company's employer contribution rate was 50% up to 4% of compensation.

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
13. STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTION

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

The Company closed on its rights offering on November 10, 2016. The Company received a total of $5 million of gross proceeds (or $4.64 million of net proceeds after offering costs) from the rights offering through the issuance of 3,846,154 shares of common stock at a price of $1.30 per share. The net proceeds from the rights offering are intended to be used to partially fund certain capital expenditure growth projects at our existing properties, as well as for general corporate purposes.

Of the 3,846,154 shares issued in connection with the rights offering, Daniel R. Lee, Chief Executive Officer, President and a director of the Company, purchased 1,000,000 shares as the standby purchaser in connection with the standby purchase agreement that the Company entered into with Mr. Lee on October 7, 2016. Mr. Lee (i) agreed to hold such shares for a minimum period, (ii) received reimbursement of his legal fees, (iii) received a priority right to purchase the first 1,000,000 shares that remained after shareholders exercised their basic subscription rights, and (iv) received registration rights from the Company with respect to such purchased shares. Mr. Lee received no fee for providing the standby purchase agreement.
14. SHARE-BASED COMPENSATION

2015 Equity Incentive Plan. On March 31, 2015, our board of directors adopted the Full House Resorts, Inc. 2015 Equity Incentive Plan (the “2015 Plan”). Our stockholders approved the 2015 Plan on May 5, 2015, terminating our Amended and Restated 2006 Incentive Compensation Plan (the "2006 Plan"). The 2015 Plan includes shares reserved for issuance of up to 1,400,000 new shares to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10-year terms and all awards issued thus far vest on an accelerated basis if there is a change in control of the Company, unless the awards are assumed by the successor as defined.

In May 2016, the Company issued stock options to purchase 420,000 shares of our common stock to various employees of the Company, all of which have an exercise price of $1.70 per share, a price higher than the Company's closing price on the day of grant. These stock options all vest in equal amounts over three years from the date of grant. As a part of its compensation package for serving on the Company's board of directors, the Company also issued stock options to purchase 74,116 shares of our common stock at an exercise price of $1.70 per share subject to a one-year vesting period, and 49,413 shares of common stock, which vested immediately, to Full House board members. As of December 31, 2016, we had 443,756 share-based awards available for grant from the 2015 Plan.

Prior to the adoption of the 2015 Plan and outside of the 2006 Plan, in order to recruit our executive officers, we issued 943,834 non-qualified stock options to Daniel R. Lee, our Chief Executive Officer and President, and 300,000 non-qualified stock options to Lewis Fanger, our Senior Vice President, Chief Financial Officer and Treasurer. Messrs. Lee and Fanger's stock options vested with respect to 25% of the shares on the first anniversary of their respective grant dates, and continue to vest with respect to an additional 1/48th of the shares on each monthly anniversary thereafter.

Stock Options. The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Instrinsic Value
Options outstanding at January 1, 2016	1,563,834	$1.33
Granted	494,116	$1.70
Exercised	—	—
Canceled/Forfeited	—	—
Options outstanding at December 31, 2016	2,057,950	$1.42	8.38	$2,025,090
Options exercisable at December 31, 2016	741,994	$1.31	8.02	$808,311

As of December 31, 2016, 741,994 stock options had vested, the remainder were unvested, and none of the unvested options are estimated to be forfeited.

As of December 31, 2016, there was approximately $0.6 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.88 years.

Compensation Cost.  Compensation expense for the periods ended December 31, 2016 and 2015 was $0.4 million and $0.3 million, respectively. These costs are recognized on a straight-line basis over the vesting period of the awards net of estimated forfeitures and are included in selling, general and administrative expense on the Consolidated Statements of Operations.

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	For the year ended December 31,
	2016	2015
Expected volatility	43.87%	51.3%
Expected dividend yield	—%	—%
Expected term (in years)	1.85	4.4
Weighted average risk free rate	1.41%	1.34%

The weighted-average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $0.67 and $0.60 per share.

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

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

Methods and assumptions used to estimate the fair value of financial instruments are affected by the duration of the instruments and other factors used by market participants to estimate value. The carrying amounts for cash and equivalents, accounts receivable, and accounts payables approximate their estimated fair value because of the short durations of the instruments and inconsequential rates of interest. Management also believes that the carrying value of long-term debt also approximates their estimated fair value because the terms of the facilities are representative of current market conditions. While management believes the fair value of our capitalized lease obligation approximates its fair value because certain terms of the lease were recently renegotiated, management also believes that precise estimates are not practical because of the unique nature of the relationships.

The following table presents the fair value of those assets and liabilities measured on a recurring basis as of December 31, 2016 (in thousands). There were no assets or liabilities measured on a recurring basis during 2015. See Note 7 for further information regarding our common stock warrant liability.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$1,117	$1,117

16. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort operations includes four segments: the Silver Slipper Casino and Hotel (Hancock County, Mississippi); Bronco Billy's Casino and Hotel (Cripple Creek, Colorado); the Rising Star Casino Resort (Rising Sun, Indiana); and the Northern Nevada segment, consisting of the Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada). We began including Bronco Billy's Casino and Hotel on May 13, 2016, its acquisition date.

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

The following tables reflect selected operating information for our reporting segments for the year ended December 31, 2016 and 2015 and include a reconciliation of Adjusted Property EBITDA to operating income (loss) and net income (loss):

For the year ended December 31, 2016
(In thousands)

	Silver Slipper Casino & Hotel	Bronco Billy's Casino & Hotel	Rising Star Casino Resort	Northern Nevada	Corporate	Consolidated
Revenues, net	$59,093	$16,220	$49,472	$21,207	$—	$145,992

Adjusted Property EBITDA	$9,994	$3,423	$2,931	$3,941	$—	$20,289

Other operating costs and expenses:
Depreciation and amortization	3,308	1,215	2,645	746	14	7,928
Loss on asset disposals, net	32	8	9	295	—	344
Corporate expenses	—	—	—	—	4,105	4,105
Project development and acquisition costs	—	—	—	—	1,314	1,314
Stock compensation	—	—	—	—	409	409
Operating income (loss)	6,654	2,200	277	2,900	(5,842)	6,189
Non-operating expense (income):
Interest expense	18	—	208	—	9,260	9,486
Debt modification costs	—	—	—	—	624	624
Adjustment to fair value of warrants and other	—	—	—	—	543	543
Non-operating expense	18	—	208	—	10,427	10,653
Income (loss) before income taxes	6,636	2,200	69	2,900	(16,269)	(4,464)
Provision for income taxes	402	209	—	—	19	630
Net income (loss)	$6,234	$1,991	$69	$2,900	$(16,288)	$(5,094)

For the year ended December 31, 2015
(In thousands)

	Silver Slipper Casino & Hotel	Bronco Billy's Casino & Hotel	Rising Star Casino Resort	Northern Nevada	Corporate	Consolidated
Revenues, net	$56,836	$—	$47,557	$20,038	$—	$124,431

Adjusted Property EBITDA	$9,925	$—	$4,005	$3,877	$—	$17,807

Other operating costs and expenses:
Depreciation and amortization	4,383	—	2,714	781	15	7,893
Write-offs, recoveries and asset disposals	3	—	—	80	(446)	(363)
Pre-opening costs	156	—	—	—	—	156
Corporate expenses	—	—	—	—	3,843	3,843
Project development and acquisition costs	—	—	—	—	891	891
Stock compensation	—	—	—	—	343	343
Operating income (loss)	5,383	—	1,291	3,016	(4,646)	5,044
Non-operating expense (income):
Interest expense	18	—	179	—	6,518	6,715
Other	—	—	(11)	—	(1)	(12)
Non-operating expense	18	—	168	—	6,517	6,703
Income (loss) before income taxes	5,365	—	1,123	3,016	(11,163)	(1,659)
Provision (benefit) for income taxes	307	—	(343)	(168)	(138)	(342)
Net income (loss)	$5,058	$—	$1,466	$3,184	$(11,025)	$(1,317)

Selected balance sheet data as of December 31, 2016 and 2015 is as follows:

At December 31, 2016 (In thousands)
	Silver Slipper Casino and Hotel	Bronco Billy's Casino and Hotel	Rising Star Casino Resort	Northern Nevada	Corporate	Consolidated
Total assets	$79,975	$36,732	$36,444	$12,722	$11,375	$177,248
Property and equipment, net	58,856	16,020	29,819	6,202	568	111,465
Goodwill	14,671	4,806	—	1,809	—	21,286

At December 31, 2015 (In thousands)
	Silver Slipper Casino and Hotel	Bronco Billy's Casino and Hotel	Rising Star Casino Resort	Northern Nevada	Corporate	Consolidated
Total assets	$82,621	$—	$37,141	$12,105	$9,600	$141,467
Property and equipment, net	61,150	—	31,391	6,098	343	98,982
Goodwill	14,671	—	—	1,809	—	16,480

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2016, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016 (our “Proxy Statement”) and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth under the caption “Executive Compensation” and elsewhere in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” and elsewhere in our Proxy Statement and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the caption “Certain Relationships and Related Transactions” and “Independence of Directors” and elsewhere in our Proxy Statement and is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be set forth under the caption “Ratification of Independent Registered Public Accounting Firm” and elsewhere in our Proxy Statement and is incorporated herein by this reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;

•	Consolidated Balance Sheets as of December 31, 2016 and 2015;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015;

•	Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibit Number	Description
2.1
Asset Purchase Agreement by and between Grand Victoria Casino & Resort, L.P. and Full House Resorts, Inc., dated as of September 10, 2010. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed with the Securities and Exchange Commission on September 13, 2010)

2.2
Equity Purchase Agreement dated March 30, 2012 by and among Full House Resorts, Inc.; Firekeepers Development Authority, an unincorporated instrumentality and political subdivision of the Nottawaseppi Huron Band of Potawatomi Indians; RAM Entertainment, LLC and Robert A. Mathewson. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 8, 2012)

2.3
Membership Interest Purchase Agreement by and between the Sellers named therein, Full House Resorts, Inc. and Silver Slipper Casino Venture LLC, dated as of March 30, 2012. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on April 5, 2012)

2.4
Interest Purchase Agreement by and among The Majestic Star Casino, LLC, Majestic Mississippi, LLC, and Full House Resorts, Inc., dated as of March 21, 2014. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on March 24, 2014.)

2.5
Purchase and Sale Agreement, dated as of September 27, 2015, between Pioneer Group, Inc. and FHR-Colorado LLC (Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K/A (SEC File No. 1-32583) filed on October 5, 2015)

3.1
Amended and Restated Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 9, 2011)

3.2
Amended and Restated By-Laws of Full House Resorts, Inc., effective as of May 10, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (SEC File No. 1-32583) filed on May 13, 2016)

4.1
Specimen Certificate for Shares of Full House Resorts, Inc.'s Common Stock, par value $.0001 per share (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on August 15, 2016)

4.2	Specimen Certificate for Common Stock Subscription Rights of Full House Resorts, Inc. (Incorporated by reference to the Registrant’s Form S-3/A filed on September 16, 2016)

4.3	Instructions for use of Common Stock Subscription Rights Certificates of Full House Resorts, Inc. (Incorporated by reference to the Registrant’s Form S-3/A filed on September 16, 2016)

10.1+
Amended and Restated 2006 Incentive Compensation Plan (Effective as of April 26, 2011). (Incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement (SEC File No. 1-32583) filed with the Securities and Exchange Commission on March 16, 2011)

10.2+	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 3, 2015)

10.3+
Form of Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.75 to the Registrant’s Quarterly Report on Form 10-QSB (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on August 14, 2006)

10.4
Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed with the Securities and Exchange Commission on June 30, 2011)

10.5
Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed with the Securities and Exchange Commission on June 30, 2011)

10.6
First Lien Credit Agreement dated as of June 29, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and Capital One, National Association as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on August 8, 2012)

10.7
Second Lien Credit Agreement dated as of October 1, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and ABC Funding, LLC as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on October 5, 2012)

10.8
Lease Agreement with Option to Purchase dated as of November 17, 2004, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on March 6, 2013)

10.9
First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on March 6, 2013)

10.10
Second Amendment to Lease Agreement with Option to Purchase dated as of September 26, 2012, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on March 6, 2013)

10.11
Third Amendment to Lease Agreement with Option to Purchase dated as of February 26, 2013, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on March 6, 2013)

10.12
First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the SEC on April 11, 2013)

10.13
Second Amendment to Casino Operations Lease effective as of November 25, 2015, by and between Gaming Entertainment (Nevada) LLC, a Nevada limited liability company, and Hyatt Equities, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (SEC File No. 1-32583) as filed with the SEC on December 17, 2015)

10.14
Third Amendment to Casino Operations Lease, effective August 29, 2016, between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC (Incorporated by reference to Exhibit 10.1 to Registrant's current report on Form 8-K (SEC File No. 1-32583) as filed with the SEC on August 30, 2016)

10.15
Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on August 22, 2013)

10.16
First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on March 18, 2016)

10.17
First Amendment to First Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on August 30, 2013)

10.18
Amendment No. 1 to Second Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on August 30, 2013)

10.19
Standard Form of Agreement Between Owner and Design-Builder dated August 26, 2013 between Silver Slipper Casino Venture, LLC and WHD Silver Slipper, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on August 30, 2013)

10.20
Second Amendment to First Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on July 22, 2014)

10.21
Amendment No. 2 to Second Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on July 22, 2014)

10.22
Third Amendment to First Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on January 14, 2015)

10.23
Amendment No. 3 to Second Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on January 14, 2015)

10.24
Fourth Amendment to First Lien Credit Agreement dated as of May 31, 2015, by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on June 4, 2015)

10.25
Acknowledgment of First Lien Guarantors dated May 31, 2015 by and between (i) Full House Subsidiary, Inc., Full House Subsidiary II, Inc., Gaming Entertainment (Indiana) LLC, Gaming Entertainment (Nevada) LLC, Stockman’s Casino, and Silver Slipper Casino Venture LLC, and (ii) Capital One, National Association, as Administrative Agent and Collateral Trustee for the Lender Parties (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on June 4, 2015)

10.26
Acknowledgment of Second Lien Lenders dated May 31, 2015 executed by ABC Funding, LLC as administrative agent and collateral trustee for the Second Lien Lenders (defined below) listed in that certain Second Lien Credit Agreement dated as of October 1, 2012, as amended, by and among the Company, as borrower, the lenders from time to time parties thereto (the “Second Lien Lenders”) and ABC Funding, LLC as administrative agent for the Second Lien Lenders (Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on June 4, 2015)

10.27
Fifth Amendment to First Lien Credit Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 10, 2015)

10.28
Amendment No. 4 to Second Lien Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 10, 2015)

10.29
Sixth Amendment to First Lien Credit Agreement dated as of March 11, 2016 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on March 15, 2016)

10.30
Amended and Restated First Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and Capital One Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.31
Amended and Restated Second Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and ABC Funding, LLC, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.32
Warrant Purchase Agreement, dated as of May 13, 2016, among Full House Resorts, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016)

10.33
Joinder Agreement to the First Lien Guaranty Agreement by Robert and Louise Johnson, LLC in favor of Capital One, National Association, as administrative agent for the Lender Parties, dated as of June 30, 2015(Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 10, 2015)

10.34
Joinder Agreement to the Second Lien Guaranty Agreement by and between Robert and Louise Johnson, LLC and ABC Funding, LLC, as administrative agent for the Lender Parties, dated as of June 30, 2015(Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 10, 2015)

10.35
Settlement Agreement dated as of August 21, 2014 by and among Majestic Star Casino, LLC, Majestic Mississippi, LLC and Full House Resorts, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on August 27, 2014)

10.36
Settlement Agreement dated November 28, 2014 by and among Full House Resorts, Inc., Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on December 1, 2014)

10.37+
Employment Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on December 1, 2014)

10.38+
Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K(SEC File No. 1-32583) as filed with the Securities and Exchange Commission on December 1, 2014)

10.39+
Employment Agreement dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on February 4, 2015)

10.40+
Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on February 4, 2015)

10.41
First Amendment to Settlement Agreement dated as of January 28, 2015 by and among the Company, Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) as filed with the Securities and Exchange Commission on January 29, 2015)

10.42+
Employment Agreement, dated as of July 21, 2015, by and among Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K (SEC File No. 1-32583) filed on July 23, 2015)

10.43
Standby Purchase Agreement dated October 7, 2016 between the Company and Daniel R. Lee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on October 7, 2016)

10.44
Registration Rights Agreement dated October 7, 2016 between the Company and Daniel R. Lee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on October 7, 2016)

21.1*	List of Subsidiaries of Full House Resorts, Inc.

23.1*	Consent of Piercy Bowler Taylor & Kern, independent auditors to the Company

31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Description of Governmental Gaming Regulations

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.
+ Executive compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

March 17, 2017	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 17, 2017
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 17, 2017
Lewis A. Fanger, Chief Financial Officer
(Principal Financial Officer)

/s/ KENNETH R. ADAMS	March 17, 2017
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 17, 2017
Carl G. Braunlich, Director

/s/ W. H. BAIRD GARRETT	March 17, 2017
W. H. Baird Garrett, Director

/s/ ELLIS LANDAU	March 17, 2017
Ellis Landau, Director

/s/ KATHLEEN MARSHALL	March 17, 2017
Kathleen Marshall, Director

/s/ CRAIG W. THOMAS	March 17, 2017
Craig W. Thomas, Director

/s/ BRADLEY M. TIRPAK	March 17, 2017
Bradley M. Tirpak, Director