Form 10-Q
period 2017-03-31
FULL HOUSE RESORTS INC
filed 2017-05-12
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of May 11, 2017, there were 22,864,963 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
Revenues
Casino	$35,906	$29,130
Food and beverage	7,898	6,229
Hotel	2,079	1,965
Other operations	774	739
Gross revenues	46,657	38,063
Less promotional allowances	(7,037)	(6,056)
Net revenues	39,620	32,007
Operating costs and expenses
Casino	18,580	14,685
Food and beverage	2,973	1,966
Hotel	202	202
Other operations	280	303
Selling, general and administrative	13,084	11,340
Project development and acquisition costs	131	287
Depreciation and amortization	2,097	1,693
Loss on disposal of assets, net	13	—
	37,360	30,476
Operating income	2,260	1,531
Other expense
Interest expense	(2,678)	(1,762)
Loss before income taxes	(418)	(231)
Provision for income taxes	184	99
Net loss	$(602)	$(330)

Basic and diluted loss per share	$(0.03)	$(0.02)
Basic and diluted weighted average number of common shares outstanding	22,865	19,640

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$25,402	$27,038
Accounts receivable, net of collection allowance of $77 and $53	1,299	1,909
Inventories	1,429	1,329
Prepaid expenses	3,186	2,809
	31,316	33,085
Property and equipment, net	111,026	111,465
Other long-term assets
Goodwill	21,286	21,286
Intangible assets, net of accumulated amortization of $7,740 and $7,732	10,958	10,966
Deposits and other	438	404
	32,682	32,656
	$175,024	$177,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,948	$4,910
Accrued payroll and other	10,676	11,122
Current portion of long-term debt	1,688	1,688
Current portion of capital lease obligation	425	419
	16,737	18,139

Common stock warrant liability	1,117	1,117
Deferred taxes	2,090	1,907
Long-term debt, net of current portion	93,902	94,246
Capital lease obligation, net of current portion	5,208	5,318
	119,054	120,727
Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,221,558 shares issued and 22,864,963 shares outstanding	2	2
Additional paid-in capital	51,364	51,271
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	6,258	6,860
	55,970	56,479
	$175,024	$177,206
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance, January 1, 2017	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479
Share-based compensation	—	—	93	—	—	—	93
Net loss	—	—	—	—	—	(602)	(602)
Balance, March 31, 2017	24,221	$2	$51,364	1,357	$(1,654)	$6,258	$55,970

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(602)	$(330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,097	1,693
Amortization of debt issuance and warrants costs	218	384
Gain on disposal of assets	(7)	—
Share-based compensation	93	57
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	610	193
Prepaid expenses, inventories and other	(477)	(321)
Deferred taxes	183	100
Accounts payable and accrued expenses	(608)	79
Net cash provided by operating activities	1,507	1,855
Cash flows from investing activities:
Purchase of property and equipment	(2,458)	(237)
Proceeds from repayment of tribal advance	—	250
Other, net	4	(74)
Net cash used in investing activities	(2,454)	(61)
Cash flows from financing activities:
Repayment of First Term Loan	(562)	(3,000)
Repayment of capital lease obligation	(104)	(151)
Debt issuance costs and other	(23)	(102)
Net cash used in financing activities	(689)	(3,253)

Net decrease in cash and equivalents	(1,636)	(1,459)
Cash and equivalents, beginning of period	27,038	14,574
Cash and equivalents, end of period	$25,402	$13,115

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,271	$1,309
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$359	$73

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

We manage our casinos based on geographic regions within the United States. See Note 9 for further information.
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2016 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect our accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities such as our common stock warrant liability. Our periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets, may also be affected by fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

The Company utilizes Level 3 inputs when measuring net assets acquired in business combination transactions, subsequent assessments for impairment, and the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 5).

Income Taxes. For interim income tax reporting, it was determined that the Company's annual effective tax rate could not be reasonably estimated at the present time. As a result, the actual year-to-date effective tax rate was used to determine the tax expense incurred during the three months ended March 31, 2017 and 2016.

Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”) issued by the Financial Accounting Standards Board ("FASB").  This update requires that deferred tax liabilities and assets, along with any related valuation allowance, be classified as non-current in a classified statement of financial position. The update allows for retrospective application. Accordingly, as of December 31, 2016, we reclassified the current portion of deferred tax assets of $42,000 and the current portion of deferred tax liabilities of $723,000, to non-current deferred tax liabilities.

Reclassifications. Certain minor reclassifications have been made to prior period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or retained earnings.

Earnings (Loss) Per Share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including common stock options and warrants, using the treasury stock method.

For the three months ended March 31, 2017 and 2016, we recorded a net loss. Accordingly, all potentially dilutive securities, totaling 3,064,518 and 1,563,834 shares, were excluded from the loss per share computation, as their effect would be anti-dilutive.

In November 2016, the Company completed a rights offering to existing common stockholders. Because the rights issue was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. As a result, for the three months ended March 31, 2016, the Company retroactively adjusted the basic and diluted weighted average number of common shares outstanding from 18,969,396 to 19,639,676. This had no material effect on the previously reported basic and diluted loss per share.

Recently Issued Accounting Standards Not Yet Adopted. As more fully explained in the notes to the Company's 2016 annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, there are accounting standards not yet effective which may have a material effect on our financial statements, including ASU 2016-02 relating to the accounting for leases as a lessee and ASU 2014-09 (as amended) relating to revenue recognition and presentation. These updates will be effective for annual reporting periods beginning after December 15, 2018 and 2017, respectively. Management is currently assessing the impact that adoption of the lease accounting changes will have on its consolidated financial statements and footnote disclosures. As a result of the new revenue standard, revenues will be presented net of the retail value of goods and services provided to customers on a complimentary basis.

Management believes that there are no other recently issued accounting standards not yet effective that are currently likely to have a material impact on our financial statements.
3. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consists of the following:

(In thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Land and improvements	$14,543	$14,548
Buildings and improvements	102,391	102,410
Furniture and equipment	37,458	37,312
Construction in progress	2,387	868
	156,779	155,138
Less accumulated depreciation and amortization	(45,753)	(43,673)
	$111,026	$111,465

4. ACQUISITION

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel for consideration of $31.1 million. The results of Bronco Billy's are included in our consolidated financial statements from the date of acquisition. The acquisition was financed primarily through a $35 million increase in our Second Lien Credit Facility (see Note 5). During the fourth quarter of 2016 we completed our valuation analysis.

The following unaudited pro forma consolidated statement of operations for the Company includes the results of Bronco Billy's as if the acquisition and related financing transactions occurred on January 1, 2016. The pro forma financial information does not necessarily represent the results that might have actually occurred or may occur in the future. The pro forma amounts include the historical operating results of Full House and Bronco Billy's prior to the acquisition, adjusted only for matters directly attributable to the acquisition, which primarily include interest expense related to the Second Lien Credit Facility. The pro forma results also reflect adjustments for the impact of depreciation and amortization expense based on the estimated fair value of property and equipment acquired, tax expense, and the removal of non-recurring expenses directly attributable to the transaction of $0.8 million. The pro forma results do not include any anticipated synergies or other expected benefits from the acquisition.

Pro Forma Consolidated Statement of Operations
(In thousands, unaudited)
For the three months ended March 31, 2016
Net revenues	$37,948
Net loss	(1,562)
Basic and diluted loss per share	(0.08)
5. LONG-TERM DEBT, CAPITAL LEASE AND COMMON STOCK WARRANT LIABILITY

Long-Term Debt

Long-term debt, related discounts and issuance costs consists of the following:

(In thousands)	March 31, 2017
	(unaudited)
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$42,750	$—	$(498)	$42,252
Revolving Loan	—	—	—	—
Second Term Loan	55,000	(429)	(1,233)	53,338
	97,750	(429)	(1,731)	95,590
Less current portion	(1,688)	—	—	(1,688)
	$96,062	$(429)	$(1,731)	$93,902

(In thousands)	December 31, 2016
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$43,312	$—	$(561)	$42,751
Revolving Loan	—	—	—	—
Second Term Loan	55,000	(469)	(1,348)	53,183
	98,312	(469)	(1,909)	95,934
Less current portion	(1,688)	—	—	(1,688)
	$96,624	$(469)	$(1,909)	$94,246

The First and Second Lien Credit Facilities are secured by substantially all of our assets and our wholly-owned subsidiaries guarantee our obligations under the agreements.  The Second Lien Credit Facility is subordinate to the lien of the First Lien Credit Facility.

First Lien Credit Facility. The First Lien Credit Facility, which includes a First Term Loan of $45 million and Revolving Loan of $2 million, matures in May 2019 and requires monthly interest-only payments and quarterly principal payments of $562,500 until May 2018, with such quarterly principal payments increasing to $843,750 through maturity.

The interest rate of the First Lien Credit Facility is based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 3.75%. The margin rate of 3.75% will increase by 50 basis points beginning in May 2017. There is no prepayment premium or interest rate cap associated with this facility.

Second Lien Credit Facility. The Second Lien Credit Facility is a $55 million term loan and matures on the earlier of (i) May 13, 2022, or (ii) six months following the maturity date of the First Lien Credit Facility. Given that the First Lien Credit Facility currently matures in May 2019, the current maturity date of the Second Lien Credit Facility is November 2019. Interest is currently payable monthly at a rate of 13.5% (and may vary between 12.5% and 13.5%, depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The prepayment premium is 3% of the total principal amount until May 13, 2017, 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter.

Covenants. The First and Second Lien Credit Facilities contain customary representations and warranties, events of default, and positive and negative covenants. We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues, excluding capital expenditures made from any sale of our equity securities.

The First Lien and Second Lien Credit Facilities require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA against outstanding debt and fixed charges (as defined in the agreements). Adjusted EBITDA includes results for Bronco Billy's as if it were owned for the entire measurement period. These financial covenant ratios are currently defined as follows:

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

We were in compliance with our covenants as of March 31, 2017; however, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

Capital Lease

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC ("GEI"), leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At March 31, 2017, such net amount was $5.6 million. Upon expiration of the lease term, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

On March 16, 2016, the hotel lease agreement was amended to extend the payment terms of the lease. The amendment included, among other items, a covenant that the Company make certain improvements to the Rising Star Casino Resort of at least $1 million by March 31, 2017. The Company satisfied this requirement during the first quarter.

Common Stock Warrant Liability

As part of the Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 warrants. The warrants have an exercise price of $1.67 and expire May 13, 2026. The warrants also provide the second lien lenders with redemption rights, preemptive rights under certain circumstances to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of all of the warrants in the event of: (i) the maturity of the Second Lien Credit Facility, (ii) an acceleration pursuant to the Second Lien Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Second Lien Credit Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, as defined, or (v) the Company's insolvency. The repurchase value is the 21-day average price of the Company's stock at the time of the event, as defined, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined. Although unsecured, the note would be guaranteed by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a "Monte Carlo" simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At March 31, 2017, the simulation included the following assumptions: an expected contractual term of 3.19 years, an expected stock price volatility rate of 49.32%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.67%. There was no change in the value of the warrants during the quarter ended March 31, 2017.
6. INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2017 and 2016 was (43.9)% and (43.0)%, respectively. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of valuation allowances against net deferred tax assets and certain permanent items for tax purposes.
7. COMMITMENTS AND CONTINGENCIES

Operating Leases

In addition to the following leases, we have less significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-

acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined) in excess of $3.65 million.

The land lease also includes an exclusive option to purchase the leased land after February 26, 2019 through October 1, 2027, for $15.5 million plus a seller retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined), for ten years from the purchase date. In the event that we sell or transfer (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) our membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above. In either case, we also have an option to purchase only a four-acre portion of the leased land for $2 million, which may be exercised at any time in conjunction with the development of a hotel and which accordingly reduces the purchase price of the remaining land by $2 million.

Bronco Billy's Lease through January 2035 and Option to Purchase. Bronco Billy's leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy's exercised its first renewal option through January 2020, which increased the monthly rents from $18,500 to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a requirement for Bronco Billy's to pay the property taxes and certain other costs associated with the leased property, a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent will increase from $125,000 to (i) $145,833 commencing on the date which Hyatt's renovations are completed as described below, and (ii) $166,667 commencing on January 1, 2018. As a condition of the lease, the Company is required to purchase new gaming devices and equipment or make other capital expenditures at its sole cost and expense of approximately $1.5 million and Hyatt is required to renovate the casino at its sole cost and expense of approximately $3.5 million, with both parties completing these renovations by June 30, 2017.

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

Corporate Office Lease. In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada, replacing our existing office space lease which expires in May 2018. The new lease terms include an expiration date of 7.6 years, approximately $0.2 million of annual rents and a tenant improvement allowance of $0.2 million. We anticipate occupying the new offices during 2017.

Litigation

On January 12, 2016, we filed an appellate brief in the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") with respect to our continuing litigation with the contractor of our parking garage at the Silver Slipper Casino and Hotel. The garage was not built in accordance with the design plans and building codes, and the Company expended $1.6 million to repair certain construction defects. On August 31, 2016, oral arguments were heard in the Fifth Circuit and on January 6, 2017, the Fifth Circuit reversed the District Court’s grant of summary judgment in favor of the contractor and remanded the case back to the District Court for trial.  On January 20, 2017, the contractor filed a petition for rehearing in the Fifth Circuit, which was denied on February 7, 2017. The Company expects a trial to be set in late 2017. During March 2017, the Company also filed a lawsuit against the contractor's insurance company.

We are party to a number of pending legal proceedings which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

8. SHARE-BASED COMPENSATION

As of March 31, 2017, we had 443,756 share-based awards available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”). On April 11, 2017, our board of directors, upon recommendation of the compensation committee, approved an amendment to the 2015 Plan, subject to stockholder approval at our 2017 annual meeting of stockholders. The amendment increases the number of shares of common stock available for issuance under the 2015 Plan from 1,400,000 to 2,500,000. In addition to the increase in the number of authorized shares issuable under the 2015 Plan, the amendment includes several "best practices" changes. If our stockholders do not approve the amendment to the 2015 Plan, the 2015 Plan will remain in place in accordance with its current terms.

The following table summarizes information related to our common stock options as of March 31, 2017:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at March 31, 2017	2,057,950	$1.42
Options exercisable at March 31, 2017	819,734	$1.31

No options were granted, exercised, canceled or forfeited during the quarter ended March 31, 2017.

Share-based compensation expense totaled $93,000 and $57,000, respectively, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was approximately $0.5 million of unrecognized compensation cost related to unvested stock options previously granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.
9. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort operations include four segments: the Silver Slipper Casino and Hotel (Hancock County, Mississippi); Bronco Billy's Casino and Hotel (Cripple Creek, Colorado); the Rising Star Casino Resort (Rising Sun, Indiana); and the Northern Nevada segment, consisting of the Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada). Bronco Billy's Casino and Hotel was acquired on May 13, 2016.

The Company's management utilizes Adjusted Property EBITDA as the primary profit measure for its segments. Adjusted Property EBITDA is a non-GAAP measure defined as Adjusted EBITDA before corporate-related costs and expenses that are not allocated to each property. Adjusted EBITDA is a non-GAAP measure defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. EBITDA is a commonly used measure of performance in our industry that we believe, when considered with measures calculated in accordance with GAAP, provides our investors a more complete understanding of our operating results and facilitates comparisons between us and our competitors. Management has historically utilized Adjusted EBITDA and Adjusted Property EBITDA when evaluating operating performance because we believe these measures are (1) widely used measures of operating performance in the gaming and hospitality industries, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above.

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

The following tables present the Company's segment information:

(In thousands, unaudited)
	For the three months ended,
	March 31, 2017	March 31, 2016
Net Revenues
Silver Slipper Casino and Hotel	$16,658	$14,845
Rising Star Casino Resort	12,205	12,246
Bronco Billy's Hotel and Casino	5,861	—
Northern Nevada Casinos	4,896	4,916
	$39,620	$32,007

Adjusted Property EBITDA (1)
Silver Slipper Casino and Hotel	$3,052	$2,661
Rising Star Casino Resort	1,319	1,301
Bronco Billy's Hotel and Casino	846	—
Northern Nevada Casinos	552	767
	5,769	4,729

Other operating costs and expenses:
Depreciation and amortization	(2,097)	(1,693)
Corporate expenses	(1,175)	(1,161)
Project development and acquisition costs	(131)	(287)
Loss on disposals, net	(13)	—
Share-based compensation	(93)	(57)
Operating income	2,260	1,531
Other expense:
Interest expense	(2,678)	(1,762)
	(2,678)	(1,762)
Loss before income taxes	(418)	(231)
Provision for income taxes	184	99
Net loss	$(602)	$(330)

(1) Please refer to Item 2 - "Non-GAAP Financial Measures" for a reconciliation of Adjusted Property EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

(In thousands)
	March 31, 2017	December 31, 2016
	(unaudited)
Total Assets
Silver Slipper Casino and Hotel	$79,245	$79,975
Rising Star Casino Resort	36,466	36,444
Bronco Billy's Hotel and Casino	36,821	36,732
Northern Nevada Casinos	11,654	12,722
Corporate and Other	10,838	11,333
	$175,024	$177,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2016, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2017. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”, except where stated or the context otherwise indicates.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we do provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from gaming revenues, which include revenues from slot machines, table games and keno. In addition, we derive a significant amount of revenue from our hotel rooms and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment, and expect to derive additional revenues from our newly constructed projects during 2017 as further described herein. Promotional allowances consist primarily of hotel rooms and food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

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

 Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms; complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate.

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA margin:

Management uses Adjusted EBITDA and Adjusted Property EBITDA as measures of performance as more fully explained and discussed later herein. Adjusted Property EBITDA margin is a measure of operating profitability and is calculated by dividing Adjusted Property EBITDA by the property's net revenues. For a description of these measures see "Non-GAAP Financial Measures".

Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three months ended March 31, 2017 and 2016:

(In thousands)	Three Months Ended March 31,		Percent Change
	2017	2016
Net revenues	$39,620	$32,007	23.8%
Operating expenses	37,360	30,476	22.6%
Operating income	2,260	1,531	47.6%
Interest expense	2,678	1,762	52.0%
Income tax expense	184	99	85.9%
Net loss	$(602)	$(330)	82.4%

(In thousands)	Three Months Ended March 31,		Percent Change
	2017	2016
Casino revenues
Slots	$30,860	$24,276	27.1%
Table games	4,945	4,744	4.2%
Other	101	110	(8.2)%
	35,906	29,130	23.3%
Non-casino revenues, net
Food and beverage	2,862	2,042	40.2%
Hotel	303	302	0.3%
Other	549	533	3.0%
	3,714	2,877	29.1%
Total net revenues	$39,620	$32,007	23.8%

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2017 and 2016.

Revenues. Consolidated net revenues for the three-month period increased primarily due to the acquisition of Bronco Billy's. Excluding Bronco Billy's, our consolidated net revenues increased 5.5% during the quarter, with net revenues at Silver Slipper increasing 12.2% and those at Rising Star and Northern Nevada remaining flat.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three-month period increased primarily due to the acquisition of Bronco Billy's. Excluding Bronco Billy's, our operating expenses increased 4.6%, primarily to accommodate increases in customer traffic at Silver Slipper.

See further information within our reportable segments described below.

Interest Expense.

Interest expense consists of the following:

(In thousands)	Three Months Ended March 31,
	2017	2016
Interest cost (excluding loan fee amortization)	$2,460	$1,378
Amortization of debt costs	218	384
	$2,678	$1,762

The increase in interest cost above was primarily attributed to the debt refinancing on May 13, 2016, which resulted in $35 million of additional debt proceeds that were primarily used to fund the purchase of Bronco Billy's.

 Income Tax Expense. The Company's effective income tax rate for the three months ended March 31, 2017 and 2016 was (43.9)% and (43.0)%, respectively. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of the valuation allowance and items that are permanently treated differently for GAAP and tax purposes. During 2017, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2017 results. Tax losses incurred in 2017 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets, as mentioned above.

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

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA:

(In thousands)	Three Months Ended March 31,		Percent Change
	2017	2016
Net revenues
Silver Slipper Casino and Hotel	$16,658	$14,845	12.2%
Rising Star Casino Resort	12,205	12,246	(0.3)%
Bronco Billy's Casino and Hotel	5,861	—	n/a
Northern Nevada Casinos	4,896	4,916	(0.4)%
	$39,620	$32,007	23.8%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$3,052	$2,661	14.7%
Rising Star Casino Resort	1,319	1,301	1.4%
Bronco Billy's Casino and Hotel	846	—	n/a
Northern Nevada Casinos	552	767	(28.0)%
Corporate	(1,175)	(1,161)	1.2%
	$4,594	$3,568	28.8%

Silver Slipper Casino and Hotel

Net revenues during the three-month period increased 12.2%. The revenue increase was primarily attributed to successful marketing efforts during the quarter as well as the continued ramp-up of the hotel which resulted in increased customer counts and gaming volumes. Slot revenue rose 13.3% and non-gaming net revenues (principally food and beverage revenues) grew 27.9%. Table games drop increased 7.1%; however, a decrease in table games hold resulted in an 8.1% decrease in table games revenue. Our hotel occupancy was 89.3% compared to 84.6% in the prior-year period.

Adjusted Property EBITDA for the three-month period increased 14.7%, primarily due to the increase in net revenues described above. While our casino expenses and food and beverage costs increased primarily due to the increase in revenues, our Adjusted Property EBITDA margin for the quarter rose to 18.3% from 17.9% in the prior-year period.

Rising Star Casino Resort

Net revenues during the three-month period were flat and included a 0.4% increase in slot revenue, a 5.0% decrease in table games revenue and a 1.0% increase in non-gaming net revenues. Slot handle increased 2.7% while table games drop decreased 5.5%. Our hotel occupancy was 83.3% compared to 81.5% in the prior-year period.

Adjusted Property EBITDA for the three-month period increased 1.4% primarily due to a modest decrease in operating costs. Adjusted Property EBITDA margin for the quarter was 10.8% versus 10.6% in the prior-year period.

On March 16, 2016, we entered into the first amendment to our capital lease agreement related to our leased hotel, The Lodge at Rising Star. The amendment extended the initial term of the lease by four years to October 1, 2027, modified the rent payment schedule by lowering our monthly payments, and required us to make a minimum of $1 million of capital improvements at Rising Star by March 31, 2017. We satisfied this covenant during the first quarter.

Bronco Billy's Casino and Hotel

For the three-month period ended March 31, 2017, net revenues were $5.9 million, consisting of $5.0 million of slot revenues, $0.4 million of table games revenue, and $0.5 million of non-gaming net revenues. Adjusted Property EBITDA margin was 14.4% and the property performed in accordance with expectations during the first quarter. The Company did not own Bronco Billy's during the first quarter of 2016. The market is seasonal, favoring the summer months.

See Note 4 to the consolidated financial statements for further information regarding the acquisition of Bronco Billy's.

Northern Nevada

Net revenues during the three-month period decreased 0.4%. Slot revenues for the segment were flat, table games revenues increased 2.9% due to a modest increase in hold percentage, and non-gaming net revenues decreased 4.2% compared to the prior-year period. At Grand Lodge Casino, slot handle and table games drop were similar to prior year despite significant renovation work that began in the first quarter of 2017. We expect to complete the renovation by June 30, 2017, prior to the start of the busy summer season.

Adjusted Property EBITDA during the three-month period decreased 28% primarily due to the revenue decrease and construction activity described above, as well as increased promotional activity and selling, general and administrative costs primarily attributed to increased lease costs and salaries and benefits. Adjusted Property EBITDA margin for the quarter was 11.3% versus 15.6% in the prior-year quarter.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, the winter months can be affected by snowfall. The Grand Lodge Casino is located near several ski resorts, including Alpine Meadows, Northstar and Squaw Valley. Normally, we benefit from a "good" snow year, resulting in extended periods of operation at the nearby ski areas. During the first quarter of 2017, however, the snowfall was exceptional (one of the highest in recorded Lake Tahoe history), resulting in extended periods of road closures and power outages.

Non-GAAP Financial Measures

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as a supplemental disclosure to reported generally accepted accounting principles in the United States of America (“GAAP”) measures because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industries, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. “Adjusted Property EBITDA” is Adjusted EBITDA before corporate related costs and expenses which are not allocated to each property. Adjusted EBITDA and Adjusted Property EBITDA are not, however, a measure of financial performance or liquidity under GAAP. Accordingly, these measures should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to operating income and net loss:

(In thousands)	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA	$4,594	$3,568
Depreciation and amortization	(2,097)	(1,693)
Loss on asset disposals, net	(13)	—
Project development and acquisition costs	(131)	(287)
Share-based compensation	(93)	(57)
Operating income	2,260	1,531
Other expense
Interest expense	(2,678)	(1,762)
	(2,678)	(1,762)
Loss before income taxes	(418)	(231)
Income tax expense	184	99
Net loss	$(602)	$(330)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

For the three months ended March 31, 2017
(In thousands)
	Operating income (loss)	Depreciation and amortization	Loss (gain) from asset disposals	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,217	$835	$—	$—	$—	$3,052
Rising Star Casino Resort	668	631	20	—	—	1,319
Bronco Billy's Casino and Hotel	386	467	(7)	—	—	846
Northern Nevada Casinos	395	157	—	—	—	552
	3,666	2,090	13	—	—	5,769
Other operations
Corporate	(1,406)	7	—	131	93	(1,175)
	(1,406)	7	—	131	93	(1,175)
	$2,260	$2,097	$13	$131	$93	$4,594

For the three months ended March 31, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,832	$829	$—	$—	$2,661
Rising Star Casino Resort	632	669	—	—	1,301
Bronco Billy's Casino and Hotel	—	—	—	—	—
Northern Nevada Casinos	576	191	—	—	767
	3,040	1,689	—	—	4,729
Other operations
Corporate	(1,509)	4	287	57	(1,161)
	(1,509)	4	287	57	(1,161)
	$1,531	$1,693	$287	$57	$3,568

Operating expenses deducted to arrive at operating income in the above tables included facility rents related to: (i) Silver Slipper of $0.4 million during 2017 and $0.3 million during 2016, (ii) Northern Nevada of $0.5 million for both periods presented, and (iii) Bronco Billy's of $83,000.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2017, we had $25.4 million of unrestricted cash and equivalents and our $2 million Revolving Loan under our First Lien Credit Facility was undrawn and fully available. Our ability to draw on our Revolving Loan is subject to, amongst other terms, our continued ability to meet our various financial covenants. Management estimates that approximately $12 million of cash and equivalents is currently required for the day-to-day operations of the Company.

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

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the three months ended March 31, 2017 was $1.5 million compared to $1.9 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables. Comparing 2017 to 2016, our operating cash flows decreased primarily due to a decrease in our accrued expenses and payables and increased interest costs due to higher debt levels, partially offset by increased operating income from the Bronco Billy's acquisition.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2017 was $2.5 million, which primarily related to the Company's growth projects at its existing properties. Cash used in investing activities during the prior-year period was $0.1 million.

 Cash flows - financing activities. On a consolidated basis, cash used in financing activities during the three months ended March 31, 2017 was $0.7 million due to the quarterly principal payment on the First Term Loan of $0.6 million and principal amortization for the capital lease of $0.1 million. Cash used in financing activities for the prior-year period was $3.3 million, which primarily related to $3.0 million of payments on the First Term Loan.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet these obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, if necessary, available borrowings under our Revolving Loan. We also intend to refinance our existing debt facilities prior to their maturity. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or the capital markets do not facilitate the refinancing of our debt, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Long-term Debt. The Company's First Lien Credit Facility includes a First Term Loan of $45 million and Revolving Loan of $2 million, and the Second Lien Credit Facility includes a term loan facility of $55 million.

The First Lien Credit Facility included $42.8 million of outstanding principal at March 31, 2017 under our First Term Loan. It matures in May 2019 and includes quarterly principal payments of $562,500 until May 2018 and $843,750 thereafter through maturity. The First Lien Credit Facility does not allow the repayment of Second Lien obligations so long as the First Lien amounts remain outstanding. The Second Lien Credit Facility included $55 million of outstanding principal at March 31, 2017, has no quarterly principal payment requirements, and matures in November 2019.

     Common Stock Warrants. As discussed in Note 5 to the accompanying consolidated financial statements, the Company granted its second lien lenders warrants representing 5% of the outstanding common equity of the Company, as determined on a fully-diluted basis. The warrants include redemption rights which allow the second lien lenders, at their option, to require the Company to repurchase all or a portion of the warrants under certain conditions. Should the redemption rights be exercised, the repurchase value will be equal to the 21-day average price of the Company's stock, less the warrant exercise price, and will be payable by the Company in cash or through the issuance of an unsecured note with a four-year term, a minimum interest rate of

13.25%, and a guarantee by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt Equities, L.L.C. ("Hyatt") to operate the Grand Lodge Casino contains an option for Hyatt, beginning on January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus the Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Additionally, monthly rent will increase from $125,000 to (i) $145,833 commencing when Hyatt completes its renovation (but no later than June 30, 2017), and (ii) $166,667 commencing on January 1, 2018 through maturity.

Capital Investments. We made significant capital investments through March 31, 2017. We expect to make the following additional capital investments during the full year 2017 and beyond.

Rising Star Casino Resort - We plan to make significant improvements at Rising Star, including:

•	Renovation of approximately 71 of the hotel's guest rooms that had not been refurbished under an earlier refurbishment program. The refurbishment is expected to be completed in 2017;

•	Construction of a 56-space RV park which is expected to be completed during the second quarter of 2017;

•
Implementation of an approximately 10-vehicle ferry boat service to Kentucky, which will significantly shorten the distance for customers traveling from Kentucky to Rising Star. We have received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that the Company has purchased in Rabbit Hash, Kentucky. Commencement of ferry boat operations remains subject to additional approvals, including from the Army Corps of Engineers and the U.S. Coast Guard;

•	Improvements to the entry pavilion and the hotel's lobby and hallways in mid- to late-2017; and

•	Refurbishment of a portion of the casino to include a VIP room and sense-of-arrival improvements estimated to be completed in 2018.

We currently anticipate the total cost of the improvements at Rising Star will be approximately $5 million, including $3 million expected to be funded during 2017. As of March 31, 2017, we have invested approximately $0.6 million related to these improvements which primarily relates to the hotel remodel and RV park.

Grand Lodge Casino - Under the terms of the lease amendment effective November 25, 2015, we will purchase new gaming devices and equipment or make other capital expenditures at our sole cost and expense of approximately $1.5 million. This investment is being made alongside approximately $3.5 million of enhancements being funded by our landlord. The Company and the landlord are working together on that refurbishment, which began in February 2017 and is expected to be complete in June 2017. The refurbishment is being conducted in phases, thus allowing the casino to remain open during the refurbishment. As of March 31, 2017, we have invested approximately $0.5 million related to these improvements.

Stockman's Casino - During the third quarter of 2016, we began construction on a number of exterior improvements to the property, including access improvement to the casino through construction of a new parking lot and certain other enhancements at a budgeted cost of $1.5 million. The parking lot and a new digital marquee sign were completed during the fourth quarter of 2016. Landscaping improvements, a new porte cochère, and a new administrative office building are slated for completion during 2017. As of March 31, 2017, we have invested approximately $0.9 million related to these improvements.

Silver Slipper - We have begun building a swimming pool and beach complex which we anticipate opening in mid-2017. We also anticipate constructing a new casino restaurant and outdoor event space in 2017. The total estimated costs of these projects will be approximately $0.8 million. As of March 31, 2017, we have invested approximately $0.1 million related to these improvements.

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
Credit Facilities

As discussed above under Liquidity and Capital Resources, we have significant long-term debt.  See Note 5 to the accompanying consolidated financial statements for a description of the material terms and covenants of such agreements.
Off-balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2016. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2016. There has been no significant change in our critical accounting estimates or policies since the end of 2016.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2017, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. We maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings. For additional information, see Part I, Item 1, "Financial Statements" - Note 7 - Litigation.
Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

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

FULL HOUSE RESORTS, INC.

Date: May 11, 2017	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 11, 2017	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)