Form 10-Q
period 2017-06-30
FULL HOUSE RESORTS INC
filed 2017-08-14
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
 Commission File No. 1-32583

 FULL HOUSE RESORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3391527 (I.R.S. Employer Identification No.)

One Summerlin, 1980 Festival Plaza Drive, Suite 680 Las Vegas, Nevada (Address of principal executive offices)	89135 (Zip Code)
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

As of August 11, 2017, there were 22,890,823 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Casino	$35,787	$31,019	$71,693	$60,126
Food and beverage	8,100	6,928	15,999	13,157
Hotel	2,237	2,161	4,315	4,126
Other operations	1,243	1,103	2,017	1,842
Gross revenues	47,367	41,211	94,024	79,251
Less promotional allowances	(7,246)	(6,652)	(14,283)	(12,708)
Net revenues	40,121	34,559	79,741	66,543
Operating costs and expenses
Casino	18,874	15,844	37,454	30,530
Food and beverage	3,160	2,308	6,132	4,274
Hotel	276	268	478	471
Other operations	571	459	851	762
Selling, general and administrative	13,728	12,444	26,812	23,760
Project development, acquisition costs and other	39	485	184	772
Depreciation and amortization	2,138	1,899	4,235	3,591
	38,786	33,707	76,146	64,160
Operating income	1,335	852	3,595	2,383
Other (expense) income
Interest expense	(2,707)	(2,230)	(5,386)	(3,992)
Debt modification costs	—	(601)	—	(601)
Adjustment to fair value of warrants and other	32	(241)	32	(241)
	(2,675)	(3,072)	(5,354)	(4,834)
Loss before income taxes	(1,340)	(2,220)	(1,759)	(2,451)
Provision for income taxes	184	180	368	280
Net loss	$(1,524)	$(2,400)	$(2,127)	$(2,731)

Basic and diluted loss per share	$(0.07)	$(0.12)	$(0.09)	$(0.14)
Basic and diluted weighted average number of common shares outstanding	22,876	19,668	22,871	19,654

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$22,001	$27,038
Accounts receivable, net of collection allowance of $83 and $53	1,198	1,909
Inventories	1,549	1,329
Prepaid expenses	4,574	2,809
	29,322	33,085
Property and equipment, net	113,335	111,465
Other long-term assets
Goodwill	21,286	21,286
Intangible assets, net of accumulated amortization of $7,748 and $7,732	10,950	10,966
Deposits and other	749	404
	32,985	32,656
	$175,642	$177,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,060	$4,910
Accrued payroll and other	11,070	11,122
Current portion of long-term debt	2,250	1,688
Current portion of capital lease obligation	419	419
	18,799	18,139

Common stock warrant liability and other long-term obligations	1,294	1,117
Deferred taxes	2,274	1,907
Long-term debt, net of current portion	93,560	94,246
Capital lease obligation, net of current portion	5,094	5,318
	121,021	120,727
Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,247,418 and 24,221,558 shares issued and 22,890,823 and 22,864,963 shares outstanding	2	2
Additional paid-in capital	51,540	51,271
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	4,733	6,860
	54,621	56,479
	$175,642	$177,206
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance, January 1, 2017	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479
Share-based compensation	26	—	269	—	—	—	269
Net loss	—	—	—	—	—	(2,127)	(2,127)
Balance, June 30, 2017	24,247	$2	$51,540	1,357	$(1,654)	$4,733	$54,621

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,127)	$(2,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,235	3,591
Amortization of debt issuance and warrant costs	439	639
(Gain) loss on disposal of assets	(14)	76
Share-based compensation	269	220
Change in value of stock warrants	(30)	241
Increases and decreases in operating assets and liabilities:
Accounts receivable, net	711	(252)
Prepaid expenses, inventories and other	(1,985)	(1,600)
Deferred taxes	367	282
Accounts payable and accrued expenses	458	1,407
Net cash provided by operating activities	2,323	1,873
Cash flows from investing activities:
Acquisition of Bronco Billy's, net of cash acquired	—	(28,394)
Purchase of property and equipment	(6,252)	(876)
Restricted cash	—	569
Refunded deposits and other, net	(40)	2,604
Net cash used in investing activities	(6,292)	(26,097)
Cash flows from financing activities:
Repayment of First Lien Term Loan	(563)	(1,000)
Repayment of Revolving Loan	—	(2,000)
Second Lien Term Loan borrowings	—	35,000
Repayment of capital lease obligation	(224)	(244)
Debt issuance costs and other	(281)	(1,467)
Net cash (used in) provided by financing activities	(1,068)	30,289

Net (decrease) increase in cash and equivalents	(5,037)	6,065
Cash and equivalents, beginning of period	27,038	14,574
Cash and equivalents, end of period	$22,001	$20,639

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,871	$3,296
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable related capital expenditures	$1,100	$273
Issuance of stock warrants	$—	$574

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

We currently operate five casinos, four are part of real estate that we own and one is located within a hotel owned by a third party. The following identifies the properties along with their dates of acquisition and locations:

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

The Company utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and all financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 5).

Income Taxes. For interim income tax reporting, it was determined that the Company's annual effective tax rate could not be reasonably estimated at the present time. As a result, the actual year-to-date effective tax rate was used to determine the tax expense incurred during the three and six months ended June 30, 2017 and 2016.

Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”) issued by the Financial Accounting Standards Board.  This update requires that deferred tax liabilities and assets, along with any related valuation allowance, be classified as non-current in a classified statement of financial position. The update allows for retrospective application. Accordingly, as of December 31, 2016, we reclassified the current portion of deferred tax assets of $42,000 and the current portion of deferred tax liabilities of $723,000, to non-current deferred tax liabilities.

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

For the three and six months ended June 30, 2017 and 2016, we recorded a net loss. Accordingly, all potentially dilutive securities, totaling 3,544,508 and 1,563,834 shares, were excluded from the loss per share computation, as their effect would be anti-dilutive.

In November 2016, the Company completed a rights offering to existing common stockholders. Because the rights issue was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. As a result, the Company retroactively adjusted the basic and diluted weighted average number of common shares outstanding from 18,997,397 to 19,667,815 for the three months ended June 30, 2016, and from 18,983,319 to 19,653,668 for the six months ended June 30, 2016.

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
3. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consists of the following:

(In thousands)	June 30, 2017	December 31, 2016
	(Unaudited)
Land and improvements	$14,598	$14,548
Buildings and improvements	103,732	102,410
Furniture and equipment	39,863	37,312
Construction in progress	2,952	868
	161,145	155,138
Less accumulated depreciation and amortization	(47,810)	(43,673)
	$113,335	$111,465

4. ACQUISITION

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel for consideration of $31.1 million. The results of operations of Bronco Billy's are included in our consolidated financial statements from the date of acquisition. The acquisition was financed primarily through a $35 million increase in our Second Lien Credit Facility (see Note 5). During the fourth quarter of 2016, we completed our valuation analysis of the acquired net assets.

The following unaudited pro forma consolidated statement of operations for the Company includes the results of Bronco Billy's as if the acquisition and related financing transactions occurred on January 1, 2016. The pro forma financial information does not necessarily represent the results that might have actually occurred or may occur in the future. The pro forma amounts include the historical operating results of Full House and Bronco Billy's prior to the acquisition, adjusted only for matters directly attributable to the acquisition, which primarily include interest expense related to the Second Lien Credit Facility. The pro forma results also reflect adjustments for the impact of depreciation and amortization expense based on the estimated fair value of property and equipment acquired, tax expense, and the removal of non-recurring expenses directly attributable to the transaction of $1.0 million and $1.1 million for the three and six months ended June 30, 2016, respectively. The pro forma results do not include any anticipated synergies or other expected benefits from the acquisition.

Pro Forma Consolidated Statement of Operations
(In thousands except per share data, unaudited)
	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Net revenues	$37,648	$75,596
Net loss	(2,167)	(3,565)
Basic and diluted loss per share	(0.11)	(0.18)
5. LONG-TERM DEBT, CAPITAL LEASE AND COMMON STOCK WARRANT LIABILITY

Long-Term Debt

Long-term debt, related discounts and issuance costs consists of the following:

(In thousands)	June 30, 2017
	(unaudited)
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Lien Term Loan	$42,750	$—	$(436)	$42,314
Revolving Loan	—	—	—	—
Second Lien Term Loan	55,000	(388)	(1,116)	53,496
	97,750	(388)	(1,552)	95,810
Less current portion	(2,250)	—	—	(2,250)
	$95,500	$(388)	$(1,552)	$93,560

(In thousands)	December 31, 2016
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Lien Term Loan	$43,312	$—	$(561)	$42,751
Revolving Loan	—	—	—	—
Second Lien Term Loan	55,000	(469)	(1,348)	53,183
	98,312	(469)	(1,909)	95,934
Less current portion	(1,688)	—	—	(1,688)
	$96,624	$(469)	$(1,909)	$94,246

The First and Second Lien Credit Facilities are secured by substantially all of our assets and our wholly-owned subsidiaries guarantee our obligations under the agreements.  The Second Lien Credit Facility is subordinate to the lien of the First Lien Credit Facility.

First Lien Credit Facility. The First Lien Credit Facility, which includes a First Lien Term Loan of $45 million and Revolving Loan of $2 million, matures in May 2019 and requires monthly interest-only payments and quarterly principal payments of $562,500 until May 2018, with such quarterly principal payments increasing to $843,750 through maturity.

The interest rate of the First Lien Credit Facility is based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 4.25%. The margin rate increased to 4.25% from 3.75% beginning in May 2017. There is no prepayment premium or interest rate cap associated with this facility.

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

We were in compliance with our covenants as of June 30, 2017; however, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

Capital Lease

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At June 30, 2017, such net amount was $5.5 million. Upon expiration of the lease term, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

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

We measure the fair value of the warrants at each reporting period. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a "Monte Carlo" simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At June 30, 2017, the simulation included the following assumptions: an expected contractual term of 3.01 years, an expected stock price volatility rate of 48.50%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.62%. The common stock warrant liability at June 30, 2017 was $1.1 million.

6. INCOME TAXES

The Company's effective income tax rate for the three and six months ended June 30, 2017 was (13.7)% and (20.9)%, respectively, compared to an effective income rate of (8.2)% and (11.4)% in the prior-year periods. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of valuation allowances against net deferred tax assets and certain permanent items for tax purposes.
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

The land lease also includes an exclusive option to purchase the leased land during the period from February 26, 2019 through October 1, 2027, for $15.5 million plus a seller retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined), for ten years from the purchase date. In the event that we sell or transfer (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) our membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above.

Bronco Billy's Lease through January 2035 and Option to Purchase. Bronco Billy's leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy's exercised its first renewal option through January 2020, which increased the monthly rents from $18,500 to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a requirement for Bronco Billy's to pay the property taxes and certain other costs associated with the leased property; and includes a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is secured by the Company’s interests under the lease and property as defined and is subordinate to the liens in the First and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent increased from $125,000 to $145,833 commencing on July 1, 2017, and will increase to $166,667 commencing on January 1, 2018. As a condition of the lease, the Company was required to purchase new gaming devices and equipment or make other capital expenditures at its sole cost and expense of up to $1.5 million and Hyatt was required to renovate the casino at its sole cost and expense of up to $3.5 million, with both parties completing these renovations by June 30, 2017. The Company satisfied this requirement during the second quarter.

We also have an agreement with Hyatt for dedicated usage of certain hotel rooms and suites for use by our designated casino guests, which commenced on June 1, 2016. The agreement includes monthly payments of $41,667, a six-month termination notification clause which may be exercised by either party, and a maturity date of August 31, 2023, or earlier as set forth therein.

Corporate Office Lease. In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada, replacing our existing office space lease which expires in May 2018. The new lease terms include an expiration date of 7.6 years, approximately $0.2 million of annual rents and a tenant improvement allowance of $0.2 million. The Company began occupying the new office space in June 2017.

Litigation

On January 12, 2016, we filed an appellate brief in the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit") with respect to our continuing litigation with the contractor of our parking garage at the Silver Slipper Casino and Hotel. The garage was not built in accordance with the design plans and building codes, and the Company expended $1.6 million to repair certain construction defects. On August 31, 2016, oral arguments were heard in the Fifth Circuit and on January 6, 2017, the Fifth Circuit reversed the District Court’s grant of summary judgment in favor of the contractor and remanded the case back to the District Court for trial.  On January 20, 2017, the contractor filed a petition for rehearing in the Fifth Circuit, which was denied on February 7, 2017. The matter has now been set for jury trial commencing in September 2017. During March 2017, the Company also filed a lawsuit against the contractor's insurance company.

We are party to a number of pending legal proceedings related to matters which occurred in the normal course of business.  Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
8. SHARE-BASED COMPENSATION

During the second quarter of 2017, our stockholders approved an amendment to the 2015 Equity Incentive Plan ("2015 Plan") that increased the number of shares of common stock available for issuance under the 2015 Plan from 1,400,000 to 2,500,000. In addition to the increase in the number of authorized shares issuable under the 2015 Plan, the amendment includes several "best practices" changes.

In May 2017, the Company issued 180,000 stock options under the 2015 Plan to various employees of the Company, all of which have an exercise price of $2.32. These stock options all vest in equal amounts over the next three years. Additionally, the Company extended the employment agreement of Daniel R. Lee, the Company's President and Chief Executive Officer, through November 2020 and simultaneously issued 240,000 stock options under the 2015 Plan to him with an exercise price of $2.32. Mr. Lee's options will vest ratably on a monthly basis between December 1, 2018 and November 30, 2020 in conjunction with his amended employment agreement. In all cases, the exercise price of the options reflects the Company's closing price on the date of grant.

As compensation for their annual service, the Company also issued to non-executive members of its Board of Directors: 59,990 stock options under the 2015 Plan with an exercise price of $2.32 and a one-year vesting period; and 25,860 shares of common stock under the 2015 Plan which vested immediately.

As of June 30, 2017, we had 1,037,906 share-based awards authorized by shareholders and available for grant from the 2015 Plan.

The following table summarizes information related to our common stock options as of June 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2017	2,057,950	$1.42
Granted	479,990	$2.32
Exercised	—	n/a
Canceled/Forfeited	—	n/a
Options outstanding at June 30, 2017	2,537,940	$1.59
Options exercisable at June 30, 2017	1,218,256	$1.39

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions. Changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for the options granted during the six-month period ended June 30, 2017 included: an expected volatility range between 43.6% and 44.8%, an expected dividend yield of 0%, an expected term of 4.9 to 6.2 years, and an expected weighted-average risk-free rate of between 1.9% and 2.1%.

Share-based compensation expense totaled $176,000 and $164,000 for the three months ended June 30, 2017 and 2016, respectively, and $269,000 and $220,000 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was approximately $0.9 million of unrecognized compensation cost related to unvested stock options previously granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.
9. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort operations include four segments: Silver Slipper Casino and Hotel (Hancock County, Mississippi); Rising Star Casino Resort (Rising Sun, Indiana); Bronco Billy's Casino and Hotel (Cripple Creek, Colorado); and the Northern Nevada segment, consisting of Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada). Bronco Billy's Casino and Hotel was acquired on May 13, 2016.

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

The following tables present the Company's segment information:

(In thousands, unaudited)
	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Revenues
Silver Slipper Casino and Hotel	$16,437	$14,494	$33,095	$29,339
Rising Star Casino Resort	12,595	12,053	24,800	24,299
Bronco Billy's Hotel and Casino	6,773	3,334	12,635	3,334
Northern Nevada Casinos	4,316	4,678	9,211	9,571
	$40,121	$34,559	$79,741	$66,543

Adjusted Property EBITDA (1)
Silver Slipper Casino and Hotel	$2,907	$2,369	$5,959	$5,030
Rising Star Casino Resort	637	432	1,956	1,733
Bronco Billy's Hotel and Casino	1,477	1,088	2,323	1,088
Northern Nevada Casinos	(53)	624	499	1,390
	4,968	4,513	10,737	9,241

Other operating (expenses) income:
Depreciation and amortization	(2,138)	(1,899)	(4,235)	(3,591)
Corporate expenses	(1,280)	(1,113)	(2,454)	(2,275)
Project development and acquisition costs	(53)	(485)	(185)	(772)
Gain on disposals, net	14	—	1	—
Share-based compensation	(176)	(164)	(269)	(220)
Operating income	1,335	852	3,595	2,383
Other (expense) income:
Interest expense	(2,707)	(2,230)	(5,386)	(3,992)
Debt modification costs	—	(601)	—	(601)
Adjustment to fair value of warrants and other	32	(241)	32	(241)
	(2,675)	(3,072)	(5,354)	(4,834)
Loss before income taxes	(1,340)	(2,220)	(1,759)	(2,451)
Provision for income taxes	184	180	368	280
Net loss	$(1,524)	$(2,400)	$(2,127)	$(2,731)

(1) Please refer to Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Non-GAAP Financial Measures" for a reconciliation of Adjusted Property EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

(In thousands)
	June 30, 2017	December 31, 2016
	(unaudited)
Total Assets
Silver Slipper Casino and Hotel	$79,918	$79,975
Rising Star Casino Resort	37,209	36,444
Bronco Billy's Hotel and Casino	36,522	36,732
Northern Nevada Casinos	13,423	12,722
Corporate and Other	8,570	11,333
	$175,642	$177,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2016, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 17, 2017. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”, except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering gaming, hotel, dining, entertainment, retail and other amenities. We own or operate five casino properties in four states - Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

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

Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance capital expenditures. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management. We also assess growth and development opportunities, which include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

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

 Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate.

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

Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three and six months ended June 30, 2017 and 2016:

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Net revenues	$40,121	$34,559	16.1%	$79,741	$66,543	19.8%
Operating expenses	38,786	33,707	15.1%	76,146	64,160	18.7%
Operating income	1,335	852	56.7%	3,595	2,383	50.9%
Interest and other non-operating expenses	2,675	3,072	(12.9)%	5,354	4,834	10.8%
Income tax expense	184	180	2.2%	368	280	31.4%
Net loss	$(1,524)	$(2,400)	(36.5)%	$(2,127)	$(2,731)	(22.1)%

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Casino revenues
Slots	$31,306	$27,085	15.6%	$62,166	$51,339	21.1%
Table games	4,363	3,842	13.6%	9,308	8,585	8.4%
Other	118	92	28.3%	219	202	8.4%
	35,787	31,019	15.4%	71,693	60,126	19.2%
Non-casino revenues, net
Food and beverage	3,003	2,334	28.7%	5,865	4,375	34.1%
Hotel	438	431	1.6%	740	734	0.8%
Other	893	775	15.2%	1,443	1,308	10.3%
	4,334	3,540	22.4%	8,048	6,417	25.4%
Total net revenues	$40,121	$34,559	16.1%	$79,741	$66,543	19.8%

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2017 and 2016. Bronco Billy's was acquired on May 13, 2016, and therefore the prior year comparative periods include financial results for the period May 13, 2016 through June 30, 2016.

Revenues. Consolidated net revenues for the three-month period increased 16.1% due in part to a full period of ownership of Bronco Billy's. Excluding Bronco Billy's, our consolidated net revenues increased 6.8% during the quarter, led by a 13.4% increase at Silver Slipper and a 4.5% increase at Rising Star. These increases were partially offset by a 7.7% decrease in net revenues at Northern Nevada, primarily due to construction disruption from the renovation of Grand Lodge Casino, which was completed on the last day of the second quarter.

Consolidated net revenues for the six-month period increased 19.8% for similar reasons as described above. Excluding Bronco Billy's, our consolidated net revenues increased 6.2%, led by increases of 12.8% at Silver Slipper and 2.1% at Rising Star, while Northern Nevada declined 3.8%.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three- and six-month periods increased primarily due to the acquisition of Bronco Billy's. Excluding Bronco Billy's, our operating expenses increased 5.7% and 5.2% for the three- and six-month periods ended June 30, 2017, primarily related to promotional activity and to accommodate increases in customer traffic at Silver Slipper.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost (excluding loan fee amortization)	$2,486	$1,999	$4,947	$3,378
Amortization of debt costs	221	231	439	614
	$2,707	$2,230	$5,386	$3,992

The increase in interest cost above was primarily due to the debt refinancing completed on May 13, 2016, which resulted in $35 million of additional debt proceeds that were primarily used to fund the purchase of Bronco Billy's.

Other Non-Operating Expenses, Net

The Company had $32,000 of non-operating income during the three- and six-month periods ended June 30, 2017 primarily from the change in fair value of the stock warrants. This compares to $0.8 million of other non-operating expenses incurred during the prior-year period, consisting of $0.6 million of debt modification costs associated with the refinancing and $0.2 million of expense related to the change in fair value of the stock warrants.

 Income Tax Expense. Income tax expense was $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2017. During 2017, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2017 results. Tax losses incurred in 2017 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets, as mentioned above.

Operating Results – Reportable Segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper Casino and Hotel, Rising Star Casino Resort and Bronco Billy's Casino and Hotel are each currently distinct segments.

Management uses Adjusted Property EBITDA as the primary profit measure for its reportable segments (see "Non-GAAP Financial Measures" in the next subsection for additional information).

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA:

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2017	2016		2017	2016
Net revenues
Silver Slipper Casino and Hotel	$16,437	$14,494	13.4%	$33,095	$29,339	12.8%
Rising Star Casino Resort	12,595	12,053	4.5%	24,800	24,299	2.1%
Bronco Billy's Casino and Hotel	6,773	3,334	N/A	12,635	3,334	N/A
Northern Nevada Casinos	4,316	4,678	(7.7)%	9,211	9,571	(3.8)%
	$40,121	$34,559	16.1%	$79,741	$66,543	19.8%
Adjusted EBITDA
Silver Slipper Casino and Hotel	$2,907	$2,369	22.7%	$5,959	$5,030	18.5%
Rising Star Casino Resort	637	432	47.5%	1,956	1,733	12.9%
Bronco Billy's Casino and Hotel	1,477	1,088	N/A	2,323	1,088	N/A
Northern Nevada Casinos	(53)	624	(108.5)%	499	1,390	(64.1)%
Corporate	(1,280)	(1,113)	15.0%	(2,454)	(2,275)	7.9%
	$3,688	$3,400	8.5%	$8,283	$6,966	18.9%

Silver Slipper Casino and Hotel

The net revenue increases during the three- and six-month periods were primarily attributed to successful marketing and food and beverage promotional efforts, which resulted in increases in both customer counts and gaming volumes. Slot revenues increased 12.3% during the quarter and 12.8% during the six-month period, with both slot coin-in and the slot hold percentage rising in 2017. Table games revenue was flat; for both the three- and six-month periods, the increase in drop was offset by a lower hold percentage. Non-gaming net revenues (principally food and beverage revenues) grew 32.8% during the quarter and 30.3% during the six-month period due to certain promotions being offered by the property. Our hotel occupancy was 88.8% compared to 87.1% in the prior-year six-month period.

Adjusted Property EBITDA for the three- and six-month periods increased by 22.7% and 18.5%, respectively. This was due to the increase in net revenues described above. Our casino expenses and food and beverage costs increased primarily due to the increases in volumes and promotions; nevertheless, our Adjusted Property EBITDA margin rose to 17.7% from 16.3% for the prior-year quarter, and to 18.0% from 17.1% for the prior six-month period.

Rising Star Casino Resort

Net revenues increased during the three-month period primarily driven by an increase in slot machine activity and table games hold, as well as improved hotel occupancy at the resort. Net revenues included increases in table games revenues of 14.0%, slot revenues of 2.5% and non-gaming net revenues of 7.0%.

Net revenues increased during the six-month period for similar reasons as described above, with slot revenues rising 1.5%, table games revenues growing 3.5% and non-gaming net revenues increasing 4.5%. Our hotel occupancy was 85.7% compared to 83.8% in the prior-year period.

Adjusted Property EBITDA for the three- and six-month periods increased primarily due to the improvements in revenues. Adjusted Property EBITDA margin for the quarter was 5.1% versus 3.6% in the prior-year period, and 7.9% versus 7.1% in the prior-year six-month period.

Pursuant to our amended capital lease agreement, we were required to make a minimum of $1 million of capital improvements at Rising Star by March 31, 2017. We satisfied this covenant during the first quarter.

Bronco Billy's Casino and Hotel

The Company purchased Bronco Billy's on May 13, 2016. The property's performance-to-date in 2017 has been consistent with the Company's expectations and recent historical performance.

For the six-month period ended June 30, 2017, net revenues were $12.6 million and consisted of $10.9 million of slot revenues, $0.7 million of table games revenue, and $1.0 million of non-gaming net revenues.

Adjusted Property EBITDA during the 2016 short-period included lower-than-normal gaming tax expense due to certain anomalies related to the timing of the acquisition and Colorado's graduated gaming tax rate structure, which benefited the second quarter of 2016 by approximately $0.3 million. During the three- and six-month periods ended June 30, 2017, Adjusted Property EBITDA margin was 21.8% and 18.4%, respectively.

The market in Cripple Creek is seasonal, favoring the summer months. See Note 4 to the consolidated financial statements for further information regarding the acquisition of Bronco Billy's.

Northern Nevada

Net revenues during the three-month period declined primarily due to a 13.7% decrease in slot revenues, partially offset by an increase in table games revenues of 19.1% due to a higher hold percentage. At Grand Lodge Casino, slot handle and table games drop were affected by significant renovation work at the property that began in the first quarter of 2017 and was completed on June 30, 2017.

Net revenues during the six-month period decreased, also due to the renovation work described above. Slot revenues decreased 7.3%, while table games revenues increased 8.4% compared to the prior-year period.

Adjusted Property EBITDA during the three-month period decreased primarily due to the revenue decrease described above, as well as increases in promotional activity and salaries and benefits. Adjusted Property EBITDA margin for the quarter was (1.2)% compared to 13.3% in the prior-year quarter. At certain times during the Grand Lodge renovation, only one-third of the casino was available to customers.

Adjusted Property EBITDA during the six-month period decreased for similar reasons as described above. Adjusted Property EBITDA margin for the quarter was 5.4% versus 14.5% in the prior-year six-month period.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, the winter months can be affected by snowfall. Grand Lodge Casino is located near several ski resorts, including Alpine Meadows, Northstar and Squaw Valley. Normally, we benefit from a "good"

snow year, resulting in extended periods of operation at the nearby ski areas. During the first quarter of 2017, however, the snowfall was exceptional (one of the highest in recorded Lake Tahoe history), resulting in extended periods of road closures and power outages. Nevertheless, we believe that the favorable ski season helped offset part of the construction disruption.

On June 30, 2017, in conjunction with our landlord, we completed an approximately $5 million renovation of the Grand Lodge Casino. The renovation included new decor and lighting throughout the casino, along with numerous new slot machines, table games, and slot and table chairs. We believe these changes materially improve the ambiance of the casino floor and the overall guest experience. The renovation began during February 2017 and caused us to close portions of our casino floor, which impacted our second quarter financial results. The renovation was completed on-budget and in accordance with our planned construction schedule prior to the start of our busy summer season.

Corporate

Corporate expenses increased during both the three- and six-months periods primarily due to increased salaries and benefits.

In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada, replacing our existing office space lease for 5,942 square feet that expires in May 2018. The new space, while smaller, is in a higher-quality office building and more convenient for consultants, lenders, investors and others with whom the Company does business. The Company began occupying the new office space in June 2017.

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

The following table presents a reconciliation of Adjusted EBITDA to operating income and net loss:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA	$3,688	$3,400	$8,283	$6,966
Depreciation and amortization	(2,138)	(1,899)	(4,235)	(3,591)
Gain on asset disposals, net	14	—	1	—
Project development and acquisition costs	(53)	(485)	(185)	(772)
Share-based compensation	(176)	(164)	(269)	(220)
Operating income	1,335	852	3,595	2,383
Other (expense) income
Interest expense	(2,707)	(2,230)	(5,386)	(3,992)
Debt modification costs	—	(601)	—	(601)
Adjustment to fair value of warrants and other	32	(241)	32	(241)
	(2,675)	(3,072)	(5,354)	(4,834)
Loss before income taxes	(1,340)	(2,220)	(1,759)	(2,451)
Income tax expense	184	180	368	280
Net loss	$(1,524)	$(2,400)	$(2,127)	$(2,731)

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

For the three months ended June 30, 2017
(In thousands)
	Operating income (loss)	Depreciation and amortization	Loss (gain) from asset disposals	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,062	$845	$—	$—	$—	$2,907
Rising Star Casino Resort	27	617	(7)	—	—	637
Bronco Billy's Casino and Hotel	1,005	472	—	—	—	1,477
Northern Nevada Casinos	(238)	192	(7)	—	—	(53)
	2,856	2,126	(14)	—	—	4,968
Other operations
Corporate	(1,521)	12	—	53	176	(1,280)
	(1,521)	12	—	53	176	(1,280)
	$1,335	$2,138	$(14)	$53	$176	$3,688

For the three months ended June 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,534	$835	$—	$—	$2,369
Rising Star Casino Resort	(232)	664	—	—	432
Bronco Billy's Casino and Hotel	869	219	—	—	1,088
Northern Nevada Casinos	446	178	—	—	624
	2,617	1,896	—	—	4,513
Other operations
Corporate	(1,765)	3	485	164	(1,113)
	(1,765)	3	485	164	(1,113)
	$852	$1,899	$485	$164	$3,400

Operating expenses deducted to arrive at operating income in the above tables for the three month periods ended June 30, 2017 and 2016 included facility rents related to: (i) Silver Slipper of $0.4 million during 2017 and $0.3 million during 2016, (ii) Northern Nevada of $0.5 million for both periods presented, and (iii) Bronco Billy's of $84,000 during 2017 and $27,000 for the period May 13, 2016 through June 30, 2016.

For the six months ended June 30, 2017
(In thousands)
	Operating income (loss)	Depreciation and amortization	Loss (gain) from asset disposals	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,279	$1,680	$—	$—	$—	$5,959
Rising Star Casino Resort	695	1,248	13	—	—	1,956
Bronco Billy's Casino and Hotel	1,391	939	(7)	—	—	2,323
Northern Nevada Casinos	157	349	(7)	—	—	499
	6,522	4,216	(1)	—	—	10,737
Other operations
Corporate	(2,927)	19	—	185	269	(2,454)
	(2,927)	19	—	185	269	(2,454)
	$3,595	$4,235	$(1)	$185	$269	$8,283

For the six months ended June 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$3,366	$1,664	$—	$—	$5,030
Rising Star Casino Resort	400	1,333	—	—	1,733
Bronco Billy's Casino and Hotel	869	219	—	—	1,088
Northern Nevada Casinos	1,022	368	—	—	1,390
	5,657	3,584	—	—	9,241
Other operations
Corporate	(3,274)	7	772	220	(2,275)
	(3,274)	7	772	220	(2,275)
	$2,383	$3,591	$772	$220	$6,966

Operating expenses deducted to arrive at operating income in the above tables for the six month periods ended June 30, 2017 and 2016 included facility rents related to: (i) Silver Slipper of $0.8 million during 2017 and $0.7 million during 2016, (ii) Northern Nevada of $1.0 million during both 2017 and 2016, and (iii) Bronco Billy's of $167,000 during 2017 and $27,000 from May 13, 2016 through June 30, 2016.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2017, we had $22 million of unrestricted cash and equivalents and our $2 million Revolving Loan under our First Lien Credit Facility was undrawn and fully available. Our ability to draw on our Revolving Loan is subject to, among other terms, our continued ability to meet our various financial covenants. Management estimates that approximately $12 million of cash and equivalents is currently required for the day-to-day operations of the Company.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Subject to financial, economic, competitive, regulatory and other uncertainties, many of which are beyond our control, we believe that adequate financial resources (including from existing cash balances, operating cash flows and available credit) will be available to fund ongoing operating requirements over the next 12 months, though we may need to refinance or seek additional debt or equity financing to compete effectively or grow our business. Management is reviewing market conditions and exploring financing or refinancing alternatives. However, there can be no assurances of our ability to obtain any additional financing, to refinance our existing debt, or to fund our growth efforts or to continue expanding.

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the six months ended June 30, 2017 was $2.3 million compared to $1.9 million in the prior-year period, an increase of 24%. Our operating cash flows increased primarily due to improved operating results and a full period of operating income from the Bronco Billy's acquisition, partially offset by increased interest expense primarily related to the acquisition, other non-operating expenses, and changes in our working capital accounts.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six months ended June 30, 2017 was $6.3 million, which primarily related to several growth projects at our existing properties. Cash used in investing activities during the prior-year period was $26.1 million, primarily related to the acquisition of Bronco Billy's.

 Cash flows - financing activities. On a consolidated basis, cash used in financing activities during the six months ended June 30, 2017 was $1.1 million, which primarily related to principal repayments for the Company's First Lien Term Loan and capital lease for the hotel at Rising Star. Cash provided by financing activities for the prior-year period was $30.3 million and primarily related to $35 million of Second Lien Term Loan proceeds to finance the acquisition of Bronco Billy's, partially offset by First Lien Term Loan and Revolving Loan repayments.

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

Long-term Debt. The Company's First Lien Credit Facility includes a First Lien Term Loan of $45 million and Revolving Loan of $2 million, and the Second Lien Credit Facility includes a term loan facility of $55 million.

At June 30, 2017, there was $42.8 million of outstanding principal under our First Lien Term Loan. The First Lien Term Loan matures in May 2019 and provides for monthly interest payments at a minimum rate of 5.25% and quarterly principal payments of $562,500 until May 2018 and $843,750 thereafter through maturity. The First Lien Credit Facility does not allow the repayment of Second Lien principal obligations so long as the First Lien amounts remain outstanding. At June 30, 2017, there was $55 million of outstanding principal under the Second Lien Term Loan. Interest is currently payable monthly at a rate of 13.5% (and may vary between 12.5% and 13.5%, depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The Second Lien Term loan matures in November 2019.

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

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt Equities, L.L.C. ("Hyatt") to operate the Grand Lodge Casino contains an option for Hyatt, beginning on January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus the Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Additionally, monthly rent increased from $125,000 to $145,833 on July 1, 2017, and will increase to $166,667 commencing on January 1, 2018 through maturity. Under GAAP, these increases are accounted for on a straight-line basis over the life of the lease, resulting in approximately $157,000 of monthly rent expense during the period from November 2015 (when the lease was revised) through the expiration of the lease in August 2023.

Capital Investments. We made significant capital investments through June 30, 2017 and expect to make additional capital investments during the full year 2017 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth. For the projects listed below, we expect to invest an estimated $1.5 million during the remainder of 2017.

Rising Star Casino Resort - We are making significant improvements (approximately $5 million) at Rising Star, including:

•	Renovation of approximately 71 of the hotel's guest rooms that had not been refurbished under an earlier refurbishment program. The refurbishment is expected to be completed in 2017;

•	Construction of a 56-space RV park which is expected to be completed during the third quarter of 2017;

•
Implementation of an approximately 10-vehicle ferry boat service to Kentucky, which will significantly shorten the distance for customers traveling from Kentucky to Rising Star. We have received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that the Company has purchased in Rabbit Hash, Kentucky. Commencement of ferry boat operations remains subject to additional approvals, including but not limited to, the Army Corps of Engineers and the U.S. Coast Guard;

•	Improvements to the entry pavilion and the hotel's lobby and hallways in early 2018; and

•	Refurbishment of a portion of the casino to include a VIP room and sense-of-arrival improvements estimated to be completed in 2018.

As of June 30, 2017, we had invested a total of approximately $1.5 million with respect to the foregoing improvements at Rising Star, primarily for the RV park, hotel remodel and ferry boat. We currently anticipate investing an additional $1.0 million during the remainder of 2017.

Grand Lodge Casino - Under the terms of the lease amendment effective November 25, 2015, we were required to purchase new gaming devices and equipment or make other capital expenditures alongside certain enhancements being funded by our landlord. The Company and the landlord completed the refurbishment in June 2017.

Stockman's Casino - During the third quarter of 2016, we began construction on a number of exterior improvements to the property, including access improvement to the casino through construction of a new parking lot and certain other enhancements at a budgeted cost of $1.5 million. The parking lot and a new digital marquee sign were completed during the fourth quarter of 2016. Landscaping improvements and a new porte cochère are slated for completion during the third quarter of 2017. We anticipate constructing new administrative offices later in 2017, with possible completion in 2018. As of June 30, 2017, we had invested a total of approximately $1.1 million related to these improvements.

Silver Slipper - We recently opened a new 18-seat oyster bar in the casino and a new swimming pool/beach complex along the white sand beach fronting the property. The total estimated costs of these projects was approximately $1 million. As of June 30, 2017, we had invested a total of approximately $1 million related to these improvements.

Bronco Billy's - We recently converted an underutilized bar at a key location on the property into a new food and beverage concept named the Crippled Cow. The Crippled Cow offers signature coffee, wood-fired pizzas and micro-brewed beers.

We are also designing a hotel that may be potentially added to this property.

Additionally, we may fund other various capital expenditure projects, depending on our financial resources. Our capital expenditures may fluctuate due to decisions regarding strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful.

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
Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2016. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2016. There has been no significant change in our critical accounting policies and estimation methods since the end of 2016.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2017, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic Securities and Exchange Commission filings.

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

We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in "Forward-Looking Statements".

If any of the risks discussed in the sections referenced above actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and investors could lose all or part of their investment.

This report is qualified in its entirety by these risk factors.

Item 6. Exhibits

10.1
First Amendment to Employment Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 30, 2017)

10.2	Award Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 30, 2017)
10.3	Full House Resorts, Inc. Annual Incentive Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2017)
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 14, 2017	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 14, 2017	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)