Form 10-Q
period 2017-09-30
FULL HOUSE RESORTS INC
filed 2017-11-09
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 7, 2017, there were 22,890,823 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Casino	$39,009	$36,967	$110,702	$97,093
Food and beverage	8,760	8,282	24,759	21,438
Hotel	2,408	2,361	6,724	6,488
Other operations	1,234	1,252	3,250	3,094
Gross revenues	51,411	48,862	145,435	128,113
Less promotional allowances	(7,685)	(7,601)	(21,968)	(20,309)
Net revenues	43,726	41,261	123,467	107,804
Operating costs and expenses
Casino	20,102	19,380	57,556	49,910
Food and beverage	3,466	2,817	9,598	7,090
Hotel	348	297	826	768
Other operations	483	475	1,333	1,236
Selling, general and administrative	13,076	12,747	39,889	36,508
Project development, acquisition costs and other	65	439	249	1,211
Depreciation and amortization	2,193	2,203	6,428	5,795
	39,733	38,358	115,879	102,518
Operating income	3,993	2,903	7,588	5,286
Other (expense) income
Interest expense, net of $77 capitalized for both 2017 periods	(2,718)	(2,748)	(8,102)	(6,740)
Debt modification costs	—	(24)	—	(624)
Adjustment to fair value of warrants	(302)	181	(272)	(60)
	(3,020)	(2,591)	(8,374)	(7,424)
Income (loss) before income taxes	973	312	(786)	(2,138)
Provision for income taxes	184	177	552	458
Net income (loss)	$789	$135	$(1,338)	$(2,596)

Basic income (loss) per share	$0.03	$0.01	$(0.06)	$(0.13)
Diluted income (loss) per share	$0.03	$—	$(0.06)	$(0.13)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$22,420	$27,038
Accounts receivable, net of collection allowance of $122 and $53	1,575	1,909
Inventories	1,986	1,329
Prepaid expenses	3,745	2,809
	29,726	33,085
Property and equipment, net	114,551	111,465
Other long-term assets
Goodwill	21,286	21,286
Intangible assets, net of accumulated amortization of $7,756 and $7,732	10,943	10,966
Deposits and other	894	404
	33,123	32,656
	$177,400	$177,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,321	$4,910
Accrued payroll and other	12,195	11,122
Current portion of long-term debt	1,969	1,688
Current portion of capital lease obligation	413	419
	19,898	18,139

Common stock warrant liability and other long-term obligations	1,589	1,117
Deferred taxes	2,458	1,907
Long-term debt, net of current portion	92,939	94,246
Capital lease obligation, net of current portion	4,978	5,318
	121,862	120,727
Commitments and contingencies (Notes 5 and 7)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,247,418 and 24,221,558 shares issued and 22,890,823 and 22,864,963 shares outstanding	2	2
Additional paid-in capital	51,668	51,271
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	5,522	6,860
	55,538	56,479
	$177,400	$177,206
See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
	Common stock			Treasury stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders' Equity
Balance, January 1, 2017	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479
Share-based compensation	26	—	397	—	—	—	397
Net loss	—	—	—	—	—	(1,338)	(1,338)
Balance, September 30, 2017	24,247	$2	$51,668	1,357	$(1,654)	$5,522	$55,538

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,338)	$(2,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,428	5,795
Amortization of debt issuance and warrant costs	661	864
(Gain) loss on disposal of assets	(2)	354
Share-based compensation	397	315
Change in value of stock warrants	272	60
Increases and decreases in operating assets and liabilities:
Accounts receivable	334	(93)
Prepaid expenses, inventories and other	(1,306)	(1,267)
Deferred taxes	551	459
Accounts payable and accrued expenses	837	2,425
Net cash provided by operating activities	6,834	6,316
Cash flows from investing activities:
Acquisition of Bronco Billy's, net of cash acquired	—	(28,369)
Purchase of property and equipment	(8,952)	(1,736)
Restricted cash	—	569
Refunded deposits and other, net	(163)	2,861
Net cash used in investing activities	(9,115)	(26,675)
Cash flows from financing activities:
Repayment of First Lien Term Loan	(1,687)	(2,125)
Repayment of Revolving Loan	—	(2,000)
Second Lien Term Loan borrowings	—	35,000
Repayment of capital lease obligation	(346)	(338)
Debt issuance costs and other	(304)	(1,670)
Net cash (used in) provided by financing activities	(2,337)	28,867

Net (decrease) increase in cash and equivalents	(4,618)	8,508
Cash and equivalents, beginning of period	27,038	14,574
Cash and equivalents, end of period	$22,420	$23,082

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,459	$5,738

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

We currently operate five casinos; four are part of real estate that we own or lease and one is located within a hotel owned by a third party. The following table identifies the properties along with their dates of acquisition and locations:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy's Hotel and Casino	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)

We manage our casinos based on geographic regions within the United States. See Note 10 for further information.
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

The interim consolidated financial statements of the Company included herein reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of annualized results for an entire year.

The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect our accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities, such as our common stock warrant liability. Fair value measurements are also used in our periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP categorizes the inputs used for fair value into a three-level hierarchy. “Level 1” inputs are most readily observable, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, such as observable inputs for similar assets in less active markets; and “Level 3” inputs, which are unobservable and may include metrics that market participants would use to estimate values, such as revenue and earnings multiples and relative rates of return.

The Company utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and all financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 5).

Income Taxes. For interim income tax reporting, it was determined that the Company's annual effective tax rate could not be reasonably estimated. As a result, the Company used the actual year-to-date effective tax rate to determine the tax expense incurred during the three and nine months ended September 30, 2017 and 2016.

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

Reclassifications. We made certain minor reclassifications to prior-period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net income (loss) or stockholders' equity.

Earnings (Loss) Per Share. Earnings (loss) per share is net income (loss) applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional dilutive effects for all potentially-dilutive securities, including common stock options and warrants, using the treasury stock method.

Recently Issued Accounting Standards Not Yet Adopted. As more fully explained in the notes to the Company's 2016 annual consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, certain accounting standards not yet effective may have a material effect on our financial statements. Such new standards include ASU 2016-02 relating to the accounting for leases as a lessee and ASU 2014-09 (as amended) relating to revenue recognition and presentation. These updates will be effective for annual reporting periods beginning after December 15, 2018 and 2017, respectively. Management is currently assessing the impact that adoption of the lease and revenue recognition accounting standards will have on its consolidated financial statements and footnote disclosures. Under the new revenue recognition standard, the Company expects it will no longer be permitted to recognize revenues for complimentary goods and services provided to customers as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues. Revenues instead will be presented net of the retail value of those complimentary goods and services.

Management believes that there are no other recently issued accounting standards not yet effective that are currently likely to have a material impact on our financial statements.
3. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consists of the following:

(In thousands)	September 30, 2017	December 31, 2016
	(Unaudited)
Land and improvements	$15,057	$14,548
Buildings and improvements	106,416	102,410
Furniture and equipment	40,586	37,312
Construction in progress	2,443	868
	164,502	155,138
Less accumulated depreciation and amortization	(49,951)	(43,673)
	$114,551	$111,465

4. ACQUISITION

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel ("Bronco Billy's") for consideration of $31.1 million. The results of operations of Bronco Billy's are included in our consolidated financial statements from the date of acquisition. The acquisition was financed primarily through a $35 million increase in our Second Lien Credit Facility (see Note 5). During the fourth quarter of 2016, we completed our valuation analysis of the acquired net assets.

The following unaudited pro forma consolidated statement of operations for the Company includes the results of Bronco Billy's as if the acquisition and related financing transactions occurred on January 1, 2016. The pro forma financial information does not necessarily represent the results that might have actually occurred or may occur in the future. The pro forma amounts include the historical operating results of Full House and Bronco Billy's prior to the acquisition, adjusted only for matters directly attributable to the acquisition, which primarily include interest expense related to the Second Lien Credit Facility. The pro forma results also reflect the removal of non-recurring expenses directly attributable to the transaction of $1.2 million for the nine months ended September 30, 2016. The pro forma results do not include any anticipated synergies or other expected benefits from the acquisition.

Pro Forma Consolidated Statement of Operations
(In thousands except per share data, unaudited)
For the Nine Months Ended September 30, 2016
Net revenues	$117,352
Net loss	(3,372)
Basic and diluted loss per share	(0.17)
5. LONG-TERM DEBT, CAPITAL LEASE AND COMMON STOCK WARRANT LIABILITY

Long-Term Debt

Long-term debt, related discounts and issuance costs consists of the following:

(In thousands)	September 30, 2017
	(unaudited)
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Lien Term Loan	$41,625	$—	$(374)	$41,251
Revolving Loan	—	—	—	—
Second Lien Term Loan	55,000	(346)	(997)	53,657
	96,625	(346)	(1,371)	94,908
Less current portion	(1,969)	—	—	(1,969)
	$94,656	$(346)	$(1,371)	$92,939

(In thousands)	December 31, 2016
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Lien Term Loan	$43,312	$—	$(561)	$42,751
Revolving Loan	—	—	—	—
Second Lien Term Loan	55,000	(469)	(1,348)	53,183
	98,312	(469)	(1,909)	95,934
Less current portion	(1,688)	—	—	(1,688)
	$96,624	$(469)	$(1,909)	$94,246

The First Lien and Second Lien Credit Facilities are collateralized by substantially all of our assets and our subsidiaries guarantee our obligations under the agreements.  The Second Lien Credit Facility is subordinate to the First Lien Credit Facility.

First Lien Credit Facility. This facility includes a term loan of originally $45 million and revolving loan of $2 million and matures in May 2019. Variable rate interest payments are required monthly. Quarterly principal payments of $562,500 are payable until May 2018, with such payments increasing to $843,750 thereafter through maturity. As of September 30, 2017, $41.6 million was owed.

The interest rate of the First Lien Credit Facility is based on the greater of the elected London Interbank Offered Rate (“LIBOR”) (as defined) or 1.0%, plus a margin rate of 4.25%. The margin rate increased to 4.25% from 3.75% beginning in May 2017. There is no prepayment premium or interest rate cap associated with this facility.

Second Lien Credit Facility. This facility is a $55 million term loan and currently is scheduled to mature in November 2019. The maturity is the earlier of (i) May 13, 2022, or (ii) six months following the maturity date of the First Lien Credit Facility. Interest is currently payable monthly at a rate of 13.5%, and may vary between 12.5% and 13.5%, depending on the total leverage of the Company. All principal is due at maturity. If repaid early, the prepayment premium is 2% until May 13, 2018, 1% until May 13, 2019, and no prepayment premium thereafter.

Covenants. The First Lien and Second Lien Credit Facilities contain customary representations and warranties, events of default, and positive and negative covenants. We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues, excluding capital expenditures made from any sale of our equity securities.

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

We were in compliance with our covenants as of September 30, 2017; however, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

Capital Lease

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At September 30, 2017, such net amount was $5.4 million. Upon expiration of the lease term, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

On March 16, 2016, we amended the hotel lease agreement to extend the payment terms. The amendment included, among other items, a covenant that the Company make certain improvements to the Rising Star Casino Resort of at least $1 million, which the Company has already satisfied.

On September 17, 2017, we entered into a second amendment to the lease agreement to facilitate construction of the Recreational Vehicle Park adjoining the leased hotel.

Common Stock Warrant Liability

On May 13, 2016, the Company granted the Second Lien Credit Facility lenders 1,006,568 warrants. The warrants have an exercise price of $1.67 and expire on May 13, 2026. The warrants also provide for redemption rights, preemptive rights under certain circumstances to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the warrant-holders, at their option, to require the Company to repurchase all or a portion of the warrants in the event of: (i) the maturity of the Second Lien Credit Facility, (ii) an acceleration pursuant to the Second Lien Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Second Lien Credit Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, as defined, or (v) the Company's insolvency. The repurchase value is the 21-day average price of the Company's stock at the time of the event, as defined, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined, and would be guaranteed by the Company's subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a "Monte Carlo" simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At September 30, 2017, the simulation included the following assumptions: an expected contractual term of 2.82 years, an expected stock price volatility rate of 44.11%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.64%. The common stock warrant liability at September 30, 2017 was $1.4 million.

6. INCOME TAXES

The Company's effective income tax rate for the three- and nine-months ended September 30, 2017 was 18.9% and (70.2)%, respectively, compared to an effective income tax rate of 56.9% and (21.4)% in the prior-year periods. Our tax rate differs from the statutory rate of 34.0% primarily due to the effects of valuation allowances against net deferred tax assets and certain permanent item differences between tax and financial reporting purposes.
7. COMMITMENTS AND CONTINGENCIES

Litigation

In 2013 and 2014, we expended and capitalized approximately $1.6 million to repair construction defects to the parking garage at the Silver Slipper Casino and Hotel. The parking garage was originally built in 2007 and the Company acquired the Silver Slipper Casino in 2012. We hired outside legal counsel to pursue damages against the contractor and architect. During the third quarter of 2015, the case was dismissed in favor of the defendants, as the statutes of repose had expired. On November 25, 2015, we entered into a settlement and release agreement with the architect.

On January 12, 2016, we filed an appellate brief in the U.S. Court of Appeals for the Fifth Circuit ("Fifth Circuit"). On August 31, 2016, the Fifth Circuit heard oral arguments and on January 6, 2017, the Fifth Circuit reversed the District Court’s grant of summary judgment in favor of the contractor and remanded the case back to the District Court for trial.  The contractor's request for rehearing was subsequently denied. During March 2017, the Company also filed a lawsuit against the contractor's insurance company.

During September 2017, we reached a settlement with the contractor and contractor's insurance company. The parties agreed to a mutual release of all claims and counterclaims, and the contractor and the contractor's insurance company paid $675,000 to the Company. The settlement effectively compensated the Company for legal and other costs associated in pursuing the matter, including $55,000 and $98,000 of legal costs during the three and nine-months ended September 30, 2017, and $106,000 and $227,000 during the three and nine months ended September 30, 2016, respectively. The settlement proceeds reduced selling, general and administrative costs.

We are party to a number of pending legal proceedings related to matters that occurred in the normal course of business.  Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations and cash flows.

Operating Leases

In addition to the following leases, we have less-significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

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

The land lease also includes an exclusive option to purchase the leased land during the period from February 26, 2019 through October 1, 2027, for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for ten years following the purchase date. In the event that we sell or transfer (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) our membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest for ten years mentioned above.

Bronco Billy's Lease through January 2035 and Option to Purchase. Bronco Billy's leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy's exercised its first renewal option through January 2020, which increased the monthly rents from $18,500 to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a requirement for Bronco Billy's to pay the property taxes and certain other costs associated with the leased property, and includes a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is collateralized by the Company’s interests under the lease and property as defined and is subordinate to the liens of the First Lien and Second Lien Credit Facilities. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent increased from $125,000 to $145,833 on July 1, 2017, and will increase to $166,667 commencing on January 1, 2018. As a condition of the lease, the Company purchased new gaming devices and equipment and made other capital expenditures totaling up to $1.5 million and Hyatt renovated the casino at its sole cost and expense of up to $3.5 million, with both parties completing these renovations during the second quarter of 2017.

We also have an agreement with Hyatt for exclusive usage of certain hotel rooms and suites by our casino guests. The agreement, which commenced on June 1, 2016, includes a monthly fee of $41,667, a mutual six-month termination notification clause and matures on August 31, 2023, or earlier as set forth therein.

Corporate Office Lease. In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada, replacing our previous office space lease that was originally due to expire in May 2018. The new lease terms include a length of 7.6 years, approximately $0.2 million of annual rents and a tenant improvement allowance of $0.2 million. The Company began occupying the new office space in June 2017. During the third quarter, the Company terminated the previous office space lease effective October 31, 2017 with the Company paying two months of additional rent.
8. EARNINGS (LOSS) PER SHARE

The weighted-average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share consists of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Numerator:
Net income (loss) attributable to Full House Resorts, Inc. - basic	$789	$135	$(1,338)	$(2,596)
Adjustment for assumed conversion of warrants	—	(181)	—	—
Net income (loss) attributable to Full House Resorts, Inc. - diluted	$789	$(46)	$(1,338)	$(2,596)

Denominator:
Weighted-average common share equivalents - basic	22,891	19,689	22,877	19,666
Potential dilution from share-based awards	772	195	—	—
Potential dilution from assumed conversion of warrants	—	112	—	—
Weighted-average common and common share equivalents - diluted	23,663	19,996	22,877	19,666
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted earnings per share	1,487	494	3,545	3,065

In November 2016, the Company completed a rights offering to existing common stockholders. Because the rights issuance was offered to all existing stockholders at an exercise price that was less than the fair value of the stock, the weighted average shares outstanding and basic and diluted earnings per share were adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. As a result, the Company retroactively adjusted the basic weighted average number of common shares outstanding from 19,018,809 to 19,689,332 for the three months ended September 30, 2016, and from 18,995,279 to 19,665,686 for the nine months ended September 30, 2016.
9. SHARE-BASED COMPENSATION

During the second quarter of 2017, our stockholders approved an amendment to the 2015 Equity Incentive Plan ("2015 Plan") that increased the number of shares of common stock available for issuance under the 2015 Plan from 1,400,000 to 2,500,000. In addition to the increase in the number of authorized shares issuable under the 2015 Plan, the amendment included several "best practices" changes.

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

As compensation for their annual service, the Company also issued to non-executive members of its Board of Directors 59,990 stock options under the 2015 Plan with an exercise price of $2.32 and a one-year vesting period; and 25,860 shares of common stock under the 2015 Plan that vested immediately.

As of September 30, 2017, we had 1,037,906 share-based awards authorized by shareholders and available for grant from the 2015 Plan.

The following table summarizes information related to our common stock options as of September 30, 2017:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2017	2,057,950	$1.42
Granted	479,990	$2.32
Exercised	—	n/a
Canceled/Forfeited	—	n/a
Options outstanding at September 30, 2017	2,537,940	$1.59
Options exercisable at September 30, 2017	1,295,996	$1.39

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions. Changes in assumptions used can materially affect the fair value estimate. Option valuation assumptions for the options granted during the nine-month period ended September 30, 2017 included: an expected volatility range between 43.6% and 44.8%, an expected dividend yield of 0%, an expected term of 4.9 to 6.2 years, and an expected weighted-average risk-free rate of between 1.9% and 2.1%.

Share-based compensation expense totaled $128,000 and $95,000 for the three months ended September 30, 2017 and 2016, respectively, and $397,000 and $315,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was approximately $0.8 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted average period of 1.4 years.
10. SEGMENT REPORTING

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

The Company utilizes Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. Adjusted Property EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each property.

The following tables present the Company's segment information:

(In thousands, unaudited)
	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Revenues
Silver Slipper Casino and Hotel	$16,425	$14,987	$49,520	$44,326
Rising Star Casino Resort	12,698	12,553	37,498	36,852
Bronco Billy's Hotel and Casino	7,505	7,092	20,140	10,427
Northern Nevada Casinos	7,098	6,629	16,309	16,199
	$43,726	$41,261	$123,467	$107,804

Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$3,054	$2,304	$9,013	$7,335
Rising Star Casino Resort	728	751	2,671	2,483
Bronco Billy's Hotel and Casino	1,769	1,610	4,092	2,698
Northern Nevada Casinos	1,892	1,864	2,391	3,256
	7,443	6,529	18,167	15,772

Other operating (expenses) income:
Depreciation and amortization	(2,193)	(2,203)	(6,428)	(5,795)
Corporate expenses	(1,064)	(889)	(3,518)	(3,165)
Project development and acquisition costs	(53)	(130)	(238)	(902)
Gain (loss) on asset disposals, net	(12)	(309)	2	(309)
Share-based compensation	(128)	(95)	(397)	(315)
Operating income	3,993	2,903	7,588	5,286
Other (expense) income:
Interest expense	(2,718)	(2,748)	(8,102)	(6,740)
Debt modification costs	—	(24)	—	(624)
Adjustment to fair value of warrants	(302)	181	(272)	(60)
	(3,020)	(2,591)	(8,374)	(7,424)
Income (loss) before income taxes	973	312	(786)	(2,138)
Provision for income taxes	184	177	552	458
Net income (loss)	$789	$135	$(1,338)	$(2,596)

(In thousands)
	September 30, 2017	December 31, 2016
	(unaudited)
Total Assets
Silver Slipper Casino and Hotel	$80,830	$79,975
Rising Star Casino Resort	37,066	36,444
Bronco Billy's Hotel and Casino	35,777	36,732
Northern Nevada Casinos	13,234	12,722
Corporate and Other	10,493	11,333
	$177,400	$177,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2016, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 17, 2017. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”, except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering gaming, hotel, dining, entertainment, retail and other amenities. We own and/or operate five casino properties in four states - Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

Our portfolio consists of the following:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we do provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from gaming activities, which include slot machines, table games and keno. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment, and expect to derive additional revenues from our newly constructed projects as further described herein. Promotional allowances consist primarily of hotel rooms and food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

The casino resort industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance capital expenditures. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management. We also assess growth and development opportunities, which include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Key Performance Indicators

We use several key performance indicators to evaluate the operations of our properties. These key performance indicators include the following:

 Gaming revenue indicators:

Slot coin-in is the gross dollar amount wagered in slot machines and table game drop is the total amount of cash or credit exchanged into chips at table games for use by our customers. Slot coin-in and table game drop are indicators of volume.

Slot win is the difference between customer wagers and customer winnings on slot machines. Table game hold is the difference between the amount of money or markers exchanged into chips at the tables and customer winnings paid. Slot win and table game hold percentages represent the relationship between slot win and coin-in and table game win and drop.

 Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate.

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of the Company's performance. For a description of Adjusted EBITDA see "Non-GAAP Financial Measure". The Company utilizes Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 10 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Property EBITDA Margin which is calculated by dividing Adjusted Property EBITDA by the property's net revenues.

Results of Operations

Consolidated operating results
The following summarizes our consolidated operating results for the three- and nine-months ended September 30, 2017 and 2016:

(In thousands)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Net revenues	$43,726	$41,261	6.0%	$123,467	$107,804	14.5%
Operating expenses	39,733	38,358	3.6%	115,879	102,518	13.0%
Operating income	3,993	2,903	37.5%	7,588	5,286	43.5%
Interest and other non-operating expenses	3,020	2,591	16.6%	8,374	7,424	12.8%
Income tax expense	184	177	4.0%	552	458	20.5%
Net income (loss)	$789	$135	484.4%	$(1,338)	$(2,596)	(48.5)%

(In thousands)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Casino revenues
Slots	$33,862	$32,372	4.6%	$96,028	$83,711	14.7%
Table games	5,022	4,513	11.3%	14,330	13,098	9.4%
Other	125	82	52.4%	344	284	21.1%
	39,009	36,967	5.5%	110,702	97,093	14.0%
Non-casino revenues, net
Food and beverage	3,283	2,860	14.8%	9,147	7,235	26.4%
Hotel	568	521	9.0%	1,309	1,254	4.4%
Other	866	913	(5.1)%	2,309	2,222	3.9%
	4,717	4,294	9.9%	12,765	10,711	19.2%
Total net revenues	$43,726	$41,261	6.0%	$123,467	$107,804	14.5%

The following discussion is based on our consolidated financial statements for the three- and nine-months ended September 30, 2017 and 2016. The results of Bronco Billy's is included beginning May 13, 2016, subsequent to the beginning of the prior year nine-month comparative period.

Revenues. Consolidated net revenues for the three-month period increased at all of our properties, including 9.6% at Silver Slipper, 7.1% in Northern Nevada and 5.8% at Bronco Billy's.

Consolidated net revenues for the nine-month period increased due in part to the inclusion of Bronco Billy's for the full period. Excluding Bronco Billy's, our consolidated net revenues increased 6.1%, led by 11.7% at Silver Slipper and 1.8% at Rising Star, while Northern Nevada was flat.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three-month period increased 3.6% due primarily to increased promotional activity and customer traffic at Silver Slipper. The increase in costs was partially offset by the receipt of legal settlement proceeds to resolve the Silver Slipper parking garage litigation.

Consolidated operating expenses for the nine-month period increased 13.0% primarily due to the inclusion of Bronco Billy's for the full period. Excluding Bronco Billy's, our operating expenses increased 4.6%, primarily related to the factors described above at Silver Slipper. The increase was partially offset by a decrease in project development and acquisition costs from the Bronco Billy's transaction during 2016.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost (excluding loan fee amortization)	$2,573	$2,523	$7,518	$5,901
Amortization of debt costs	222	225	661	839
Capitalized interest	(77)	—	(77)	—
	$2,718	$2,748	$8,102	$6,740

The increase in interest cost for the nine-month period was primarily due to the debt refinancing completed on May 13, 2016, which resulted in $35 million of additional debt used primarily to fund the purchase of Bronco Billy's.

Other Non-Operating Expenses, Net

For the three-month periods ended September 30, 2017 and September 30, 2016, the Company had $0.3 million of non-operating expense and $0.2 million of non-operating income, respectively, due to the change in fair value of the stock warrants. For the nine-month period ended September 30, 2017, we incurred $0.3 million of non-operating expense from the change in fair value of the stock warrants; this amount compares to $0.7 million incurred during the prior-year period, the decrease resulting primarily from debt modification costs associated with the debt refinancing during 2016.

 Income Tax Expense. Income tax expense was $0.2 million during each of the three-month periods ended September 30, 2017 and 2016, and was $0.6 million and $0.5 million for the nine-month periods ended September 30, 2017 and 2016, respectively. During 2017, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

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

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the measure of segment profit.

(In thousands)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2017	2016		2017	2016
Net revenues
Silver Slipper Casino and Hotel	$16,425	$14,987	9.6%	$49,520	$44,326	11.7%
Rising Star Casino Resort	12,698	12,553	1.2%	37,498	36,852	1.8%
Bronco Billy's Casino and Hotel	7,505	7,092	5.8%	20,140	10,427	N/A
Northern Nevada Casinos	7,098	6,629	7.1%	16,309	16,199	0.7%
	$43,726	$41,261	6.0%	$123,467	$107,804	14.5%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$3,054	$2,304	32.6%	$9,013	$7,335	22.9%
Rising Star Casino Resort	728	751	(3.1)%	2,671	2,483	7.6%
Bronco Billy's Casino and Hotel	1,769	1,610	9.9%	4,092	2,698	N/A
Northern Nevada Casinos	1,892	1,864	1.5%	2,391	3,256	(26.6)%
Adjusted Property EBITDA	7,443	6,529	14.0%	18,167	15,772	15.2%
Corporate	(1,064)	(889)	19.7%	(3,518)	(3,165)	11.2%
Adjusted EBITDA	$6,379	$5,640	13.1%	$14,649	$12,607	16.2%

Silver Slipper Casino and Hotel

The net revenue increases during the three- and nine-month periods ended September 30, 2017 compared to the prior-year periods were attributed to successful marketing and food and beverage promotions that resulted in increases in both customer counts and gaming volumes. Slot revenues increased 6.5% during the quarter and 10.6% during the nine-month period, with both slot coin-in and slot hold percentage rising in 2017. Table games revenue increased 15.1% and 2.5% for the three- and nine-month periods, with the increase for the three-month period primarily due to a higher hold percentage. Non-gaming net revenues (principally food and beverage revenues) grew 27.6% during the quarter and 29.3% during the nine-month period due to certain promotions offered by the property and the opening of a new restaurant in July 2017. Our hotel occupancy was 89.3% compared to 88.0% in the prior-year nine-month period. The growth was achieved despite Hurricanes Harvey and Irma, which were in the Gulf of Mexico and came ashore to the west and east of the property, respectively. The storms did not affect the property directly, but caused weak periods during the quarter, as customers were distracted by the potential storm routes. Flooding in parts of Louisiana similarly affected results in the prior-year period.

Adjusted Property EBITDA for the three- and nine-month periods ended September 30, 2017 compared to the prior-year periods increased primarily from the increase in net revenues described above along with the legal settlement related to our parking garage litigation described below. Our casino expenses and food and beverage costs increased due to increases in both volumes and promotions. For the quarter, our Adjusted Property EBITDA Margin increased to 18.6% from 15.4% in the prior-year quarter, and for the nine-month period increased to 18.2% from 16.5% in the prior-year period.

During September 2017, we settled litigation involving construction defects at our parking garage. The contractor and contractor's insurance company paid the Company $675,000 in exchange for a mutual release of claims and counterclaims. The settlement, which was recorded as a reduction to selling, general and administrative costs, effectively reimbursed the Company for costs incurred in pursuing those claims including $561,000 of legal fees. See Note 7 to the accompanying consolidated financial statements for further information regarding the lawsuit.

In late-June 2017, we opened a new oyster bar on the casino floor. Additionally, during the third quarter of 2017, we opened a swimming pool and beach complex along the property's white sand beach. See Liquidity and Capital Resources - Capital Investments for further information.

Rising Star Casino Resort

Net revenues increased modestly during the three- and nine-month periods ended September 30, 2017 compared to the prior-year periods, primarily due to an increase in table games revenue. Table games revenues increased 18.7% and 8.0% during the three- and nine- month periods, while slot revenues and non-gaming net revenues were flat during both periods. Our hotel occupancy was 88.5% compared to 86.3% in the prior-year nine-month period.

Adjusted Property EBITDA for the three-month period ended September 30, 2017 compared to the prior-year period decreased 3.1% primarily due to increased selling, general and administrative costs and food and beverage costs. For the nine-month period ended September 30, 2017 compared to the prior-year period, Adjusted Property EBITDA increased 7.6% primarily attributed to higher revenues. Adjusted Property EBITDA Margin for the quarter was 5.7% versus 6.0% in the prior-year period, and 7.1% during the nine-month period versus 6.7% in the prior-year period.

During the third quarter of 2017, we opened our 56-space RV Park. See Liquidity and Capital Resources - Capital Investments for further information.

Bronco Billy's Casino and Hotel

Bronco Billy's was acquired on May 13, 2016, and therefore the year-to-date amounts for the 2016 period do not include Bronco Billy's results for the full period. See Note 4 to the consolidated financial statements for further information regarding the acquisition of Bronco Billy's.

For the three-month period ended September 30, 2017 compared to the prior-year period, net revenues increased due to an increase in slot coin-in, while Adjusted Property EBITDA increased 9.9% primarily due to the increase in revenues. Adjusted Property EBITDA Margin increased to 23.6% during the quarter from 22.7% in the prior-year quarter.

For the nine-month period ended September 30, 2017, net revenues and Adjusted Property EBITDA were consistent with the Company's expectations and recent historical performance. Adjusted Property EBITDA during the 2016 short-period included lower-than-normal gaming tax expense due to certain anomalies related to the timing of the acquisition and Colorado's graduated gaming tax rate structure. These gaming tax anomalies benefited the second quarter of 2016 by approximately $0.3 million.

The market in Cripple Creek is seasonal, favoring the summer months.

Northern Nevada

Net revenues increased during the three-month period ended September 30, 2017 compared to the prior-year period primarily reflecting an 8.6% increase in slot revenues. Revenues from table games remained flat. For the nine-month period ended September 30, 2017 compared to the prior-year period, net revenues were flat despite significant business interruption due to renovation construction activity at Grand Lodge Casino during the first and second quarters of 2017.

Adjusted Property EBITDA during the three-month period ended September 30, 2017 compared to the prior-year period increased slightly primarily due to the revenue increase described above, partially offset by increased promotional and marketing costs. Adjusted Property EBITDA Margin for the quarter was 26.7% compared to 28.1% in the prior-year quarter.

Adjusted Property EBITDA during the nine-month period ended September 30, 2017 compared to the prior-year period decreased 26.6% due to the renovation work during the first and second quarters, when up to two-thirds of the casino was closed for construction work, as well as increases in promotional costs and salaries and benefits. Adjusted Property EBITDA Margin for the nine-month period decreased to 14.7% from 20.1% in the prior-year period.

On June 30, 2017, we in conjunction with our landlord, completed the approximately $5 million renovation of the Grand Lodge Casino. The renovation included new decor and lighting throughout the casino, along with numerous new slot machines, table games, and slot and table chairs. We believe these changes materially improve the ambiance of the casino floor and the overall guest experience. The renovation began during February 2017 and caused us to close portions of our casino floor, which impacted our second quarter financial results. The renovation was completed on-budget and in accordance with our planned construction schedule prior to the start of our busy summer season.

The Company's Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, snowfall levels during the winter months also frequently have a positive or negative effect. Grand Lodge Casino is located near several ski resorts, including Alpine Meadows, Northstar and Squaw Valley. Normally, we benefit from a "good" snow year, resulting in extended periods of operation at the nearby ski areas. During the first quarter of 2017, however, the snowfall was exceptional (one of the highest in recorded Lake Tahoe history), resulting in extended periods of road closures and power outages. Nevertheless, we believe that the favorable ski season helped offset part of the construction disruption at Grand Lodge Casino from our renovation discussed above.

Corporate

Corporate expenses increased during both the three- and nine-month periods ended September 30, 2017 primarily due to increases in salaries and the cost of health care benefits.

In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada. The new corporate space, while smaller, is in a higher-quality office building and more convenient for consultants, lenders, investors and others with whom the Company does business. Monthly expenditures for rent in the new office space are $14,000 per month versus $11,000 per month under the previous lease, which was nearing the end of its term and expected to increase. The Company began occupying the new office space in June 2017.

Non-GAAP Financial Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes these measures are (1) widely used measures of operating performance in the gaming and hospitality industries, (2) a principal basis for valuation of gaming and hospitality companies, and (3) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, these measures should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of Adjusted EBITDA to operating income and net income (loss):

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA	$6,379	$5,640	$14,649	$12,607
Depreciation and amortization	(2,193)	(2,203)	(6,428)	(5,795)
Gain (loss) on asset disposals	(12)	(309)	2	(309)
Project development and acquisition costs	(53)	(130)	(238)	(902)
Share-based compensation	(128)	(95)	(397)	(315)
Operating income	3,993	2,903	7,588	5,286
Other (expense) income
Interest expense	(2,718)	(2,748)	(8,102)	(6,740)
Debt modification costs	—	(24)	—	(624)
Adjustment to fair value of warrants	(302)	181	(272)	(60)
	(3,020)	(2,591)	(8,374)	(7,424)
Income (loss) before income taxes	973	312	(786)	(2,138)
Income tax expense	184	177	552	458
Net income (loss)	$789	$135	$(1,338)	$(2,596)

The following tables present reconciliations of operating income (loss) to Adjusted EBITDA.

For the three months ended September 30, 2017
(In thousands)
	Operating income (loss)	Depreciation and amortization	Loss from asset disposals	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,174	$872	$8	$—	$—	$3,054
Rising Star Casino Resort	117	611	—	—	—	728
Bronco Billy's Casino and Hotel	1,300	468	1	—	—	1,769
Northern Nevada Casinos	1,685	207	—	—	—	1,892
	5,276	2,158	9	—	—	7,443
Other operations
Corporate	(1,283)	35	3	53	128	(1,064)
	(1,283)	35	3	53	128	(1,064)
	$3,993	$2,193	$12	$53	$128	$6,379

For the three months ended September 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Loss from asset disposals	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,480	$818	$6	$—	$—	$2,304
Rising Star Casino Resort	83	660	8	—	—	751
Bronco Billy's Casino and Hotel	1,106	504	—	—	—	1,610
Northern Nevada Casinos	1,350	219	295	—	—	1,864
	4,019	2,201	309	—	—	6,529
Other operations
Corporate	(1,116)	2	—	130	95	(889)
	(1,116)	2	—	130	95	(889)
	$2,903	$2,203	$309	$130	$95	$5,640

Operating expenses deducted to arrive at operating income in the above tables for the three-month periods ended September 30, 2017 and 2016 included facility rents related to: (i) Silver Slipper of $0.4 million during 2017 and $0.3 million during 2016, (ii) Northern Nevada of $0.5 million for both periods presented, and (iii) Bronco Billy's of $84,000 for both periods presented.

For the nine months ended September 30, 2017
(In thousands)
	Operating income (loss)	Depreciation and amortization	(Gain) loss from asset disposals	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$6,453	$2,552	$8	$—	$—	$9,013
Rising Star Casino Resort	812	1,859	—	—	—	2,671
Bronco Billy's Casino and Hotel	2,691	1,407	(6)	—	—	4,092
Northern Nevada Casinos	1,842	556	(7)	—	—	2,391
	11,798	6,374	(5)	—	—	18,167
Other operations
Corporate	(4,210)	54	3	238	397	(3,518)
	(4,210)	54	3	238	397	(3,518)
	$7,588	$6,428	$(2)	$238	$397	$14,649

For the nine months ended September 30, 2016
(In thousands)
	Operating income (loss)	Depreciation and amortization	Loss from asset disposals	Project development and acquisition costs	Share-based compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,847	$2,482	$6	$—	$—	$7,335
Rising Star Casino Resort	482	1,993	8	—	—	2,483
Bronco Billy's Casino and Hotel	1,975	723	—	—	—	2,698
Northern Nevada Casinos	2,372	589	295	—	—	3,256
	9,676	5,787	309	—	—	15,772
Other operations
Corporate	(4,390)	8	—	902	315	(3,165)
	(4,390)	8	—	902	315	(3,165)
	$5,286	$5,795	$309	$902	$315	$12,607

Operating expenses deducted to arrive at operating income in the above tables for the nine month periods ended September 30, 2017 and 2016 included facility rents related to: (i) Silver Slipper of $1.2 million during 2017 and $1.0 million during 2016, (ii) Northern Nevada of $1.4 million during both 2017 and 2016, and (iii) Bronco Billy's of $251,000 during 2017 and $111,000 from May 13, 2016 through September 30, 2016.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2017, we had $22.4 million of unrestricted cash and equivalents and our $2 million Revolving Loan under our First Lien Credit Facility was undrawn and fully available. Our ability to draw on our Revolving Loan is subject to, among other terms, our continued ability to meet our various financial covenants. Management estimates that approximately $12 million of cash and equivalents is currently required for the day-to-day operations of the Company.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Subject to financial, economic, competitive, regulatory and other uncertainties, many beyond our control, we believe that adequate financial resources (including from existing cash balances, operating cash flows and available credit) will be available to fund ongoing operating requirements over the next 12 months. However, we may need to refinance our debt and/or seek additional debt and/or equity financing to compete effectively and/or grow our business. Management is reviewing market conditions and exploring financing or refinancing alternatives, though there can be no assurances of our ability to obtain any additional financing, refinance our existing debt, or fund growth efforts and to continue to expand.

Cash flows - operating activities. On a consolidated basis, cash provided by operations during the nine months ended September 30, 2017 was $6.8 million compared to $6.3 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing 2017 and 2016, our operating cash flows increased primarily due to improved operating results and our legal settlement, partially offset by working capital changes.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine months ended September 30, 2017 was $9.1 million, which primarily related to several growth projects at our existing properties. Cash used in investing activities during the prior-year period was $26.7 million, primarily related to the acquisition of Bronco Billy's.

 Cash flows - financing activities. On a consolidated basis, cash used in financing activities during the nine months ended September 30, 2017 was $2.3 million, which primarily related to principal repayments for the Company's First Lien Term Loan and capital lease for the hotel at Rising Star. Cash provided by financing activities for the prior-year period was $28.9 million and primarily related to $35 million of Second Lien Term Loan proceeds to finance the acquisition of Bronco Billy's, partially offset by First Lien Term Loan and Revolving Loan repayments.

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

At September 30, 2017, there was $41.6 million of outstanding principal under our First Lien Term Loan. The First Lien Term Loan matures in May 2019 and provides for monthly interest payments at a minimum rate of 5.25% and quarterly principal payments of $562,500 until May 2018 and $843,750 thereafter through maturity. The First Lien Credit Facility does not allow the repayment of Second Lien principal obligations so long as the First Lien amounts remain outstanding. As discussed above, at September 30, 2017, there were no amounts outstanding under our $2 million Revolving Loan under our First Lien Credit Facility. At September 30, 2017, there was $55 million of outstanding principal under the Second Lien Credit Facility. Interest is currently payable monthly at a rate of 13.5% (and may vary between 12.5% and 13.5%, depending on the total leverage of the Company), and there are no quarterly principal payment requirements as all principal is due at maturity. The Second Lien Credit Facility is scheduled to mature six months after the First Lien Term Loan, or November 2019.

The First and Second Lien Credit Facilities contain customary representations and warranties, events of default, and positive and negative covenants. We are also required to make capital expenditures of at least 1.425%, and no more than 5.25%, of our prior-year revenues, excluding capital expenditures made from any sale of our equity securities. The First Lien and Second Lien Credit Facilities require that we maintain specified financial covenants, including a total leverage ratio, a first lien leverage ratio, and a fixed charge coverage ratio, all of which measure Adjusted EBITDA against outstanding debt and fixed charges (as defined in the agreements). Adjusted EBITDA includes results for Bronco Billy's as if it were owned for the entire measurement period. During the period September 30, 2017 through and including March 30, 2018, we are required to maintain (i) with respect to our First Lien Credit Facility, a maximum total leverage ratio of 5.750x and a maximum first lien leverage ratio of 2.500x and (ii) with respect to our Second Lien Credit Facility, a maximum total leverage ratio of 6.000x and a maximum first lien leverage ratio of 2.750x. Additionally, under the First Lien and Second Lien Credit Facilities, the fixed charge coverage ratio as of the last day of any fiscal quarter shall not be less than 1.10x and 1.0x, respectively.

As of September 30, 2017, we were in compliance with our covenants under the First Lien and Second Lien Credit Facilities. See Note 5 to the accompanying consolidated financial statements for more information about our First Lien and Second Lien Credit Facilities.

Common Stock Warrants. The Company granted its Second Lien Credit Facility lenders warrants representing rights to approximately 1.0 million shares of the Company's stock. The warrants include redemption rights which allow the warrant-holders, at their option, to require the Company to repurchase all or a portion of the warrants under certain conditions. See Note 5 to the accompanying consolidated financial statements for further information associated with these warrants which could affect our liquidity and capital resources.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt Equities, L.L.C. ("Hyatt") to operate the Grand Lodge Casino contains an option for Hyatt, beginning on January 1, 2019, to purchase our leasehold interest and related casino operating assets. See Note 7 to the accompanying consolidated financial statements for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. We made significant capital investments through September 30, 2017 and expect to make additional capital investments during the full year 2017 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth. For the projects listed below, we expect to invest an estimated $0.8 million during the remainder of 2017.

Rising Star Casino Resort - We are making significant improvements (approximately $5 million) at Rising Star, including:

•	Construction of a 56-space RV park, which was completed during the third quarter of 2017;

•	Renovation of approximately 71 of the hotel's guest rooms that had not been refurbished under an earlier refurbishment program. The refurbishment is expected to be completed in 2018;

•
Implementation of a 10-vehicle ferry boat service to Kentucky, which will significantly shorten the distance for customers traveling from Kentucky to Rising Star. We have received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that the Company has purchased in Rabbit Hash, Kentucky. Commencement of ferry boat operations remains subject to additional approvals, including but not limited to, the Army Corps of Engineers and the U.S. Coast Guard;

•	Improvements to the entry pavilion and the hotel's lobby and hallways in early 2018; and

•	Refurbishment of a portion of the casino to include a VIP room and sense-of-arrival improvements estimated to be completed in 2018.

As of September 30, 2017, we had invested a total of approximately $3.0 million with respect to the foregoing improvements at Rising Star, primarily for the RV park, hotel remodel and ferry boat. We currently anticipate investing an additional $0.4 million during the remainder of 2017 and the balance in 2018.

Grand Lodge Casino - During 2017, we purchased new gaming devices and equipment and made other capital expenditures alongside certain enhancements funded by our landlord. The Company and the landlord completed the refurbishment in June 2017.

Stockman's Casino - During 2016 and 2017, we began improving the property's exterior, including its landscaping, ease of access, parking lot, digital marquee, and new porte cochère. The parking lot and a new digital marquee sign were completed during the fourth quarter of 2016, landscaping improvements were completed during the third quarter of 2017, and a new porte cochère is slated for completion during the fourth quarter of 2017. We anticipate constructing new administrative offices in 2018.

Silver Slipper - In late-June 2017, we opened a new 18-seat oyster bar in the casino. Additionally, during the third quarter of 2017, we opened our new swimming pool and beach complex along the white sand beach fronting the property and made certain improvements to traffic patterns and landscaping around the front of the property. We invested approximately $1.3 million related to these improvements.

Bronco Billy's - During the third quarter of 2017, we converted an underutilized bar at a key location on the property into a new food and beverage concept named the Crippled Cow. The Crippled Cow offers signature coffee, wood-fired pizzas and micro-brewed beers.

We also acquired land and options to purchase land (including a closed casino and a small operating hotel) whereby a high-quality hotel may be potentially constructed at this property. We are considering re-opening the closed casino.

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

We evaluate projects based on a number of factors, including profitability forecasts, length of the development period, the regulatory and political environment, and the ability to secure the funding necessary to complete the development or acquisition, among other considerations. No assurance can be given that any additional projects will be pursued or completed or that any completed projects will be successful.
Credit Facilities

As discussed above under Liquidity and Capital Resources, we have significant long-term debt.  See Note 5 to the accompanying consolidated financial statements for a description of the material terms and restrictive covenants of such agreements.
Off-balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.
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
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, adequacy of our financial resources, anticipated sources of funds, fluctuations in operating results, revenue sources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2017, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the disclosure set forth in Part I, Item 3. Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2016 regarding the construction defect litigation related to the parking garage at the Silver Slipper Casino and Hotel. During the three months ended September 30, 2017, we reached a settlement with the contractor and contractor's insurance company in connection with such litigation. The parties agreed to a mutual release of all claims and counterclaims, and the contractor and the contractor's insurance company agreed to pay us $675,000. We incurred $55,000 and $98,000 of legal costs during the three and nine-months ended September 30, 2017, respectively, related to this matter. We have received all settlement proceeds. See Part I, Item 1, "Financial Statements" - Note 7 - Litigation for further information.

Additionally, we are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our consolidated financial position or results of operations. We maintain what we believe is adequate insurance coverage to further mitigate the risks of such proceedings.
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

This report is qualified in its entirety by these risk factors.

Item 6. Exhibits

10.1†	Full House Resorts, Inc. Annual Incentive Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2017)
10.2
Second Amendment to Hotel Lease/Purchase Agreement dated September 19, 2017, by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on September 21, 2017 )

31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: November 9, 2017	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 9, 2017	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)