Form 10-K
period 2017-12-31
FULL HOUSE RESORTS INC
filed 2018-03-08
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2017
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
 Commission file number 1-32583

FULL HOUSE RESORTS, INC.
(Exact Name of Registrant as specified in Its Charter)

Delaware	13-3391527
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
 One Summerlin, 1980 Festival Plaza Drive Suite 680, Las Vegas, Nevada 89135
(Address and zip code of principal executive offices)
(702) 221-7800
(Registrant’s Telephone Number, Including Area Code)
 Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.0001 per Share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)
 Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Registrant’s voting $0.0001 par value common stock held by non-affiliates of the Registrant, as of June 30, 2017, was: $49.0 million.  As of March 5, 2018, there were 22,970,926 shares of common stock, $0.0001 par value per share, outstanding.

 Documents Incorporated By Reference
The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2018, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

FULL HOUSE RESORTS, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty”. Specifically, this Annual Report on Form 10-K contains forward-looking statements relating to our growth strategies; our development and expansion plans, including a planned expansion of Bronco Billy’s; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; timing for required approvals; impact of the 2017 Tax Act (as defined below); management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; anticipated sources of funds; anticipated legislative pursuits; intentions regarding the operation of a vehicle ferry boat from Rising Star Casino; beliefs in connection with our marketing efforts; factors that affected financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Various factors may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including risks and uncertainties about the following:

•	repayment of our substantial indebtedness;

•	substantial dilution related to our outstanding stock warrants and options;

•	implementation of our growth strategies, including the Bronco Billy’s expansion, exercise of options to acquire or lease property, capital investments and potential acquisitions;

•	the successful integration of acquisitions;

•	the development and success of our expansion projects and the financial performance of completed projects;

•	our ability to continue to comply with covenants and the terms of our debt instruments;

•	development and construction activities risks;

•	some of our casinos being on leased property;

•	changes to anticipated trends in the gaming industries;

•	changes in patron demographics;

•	general market and economic conditions, including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;

•	availability of adequate levels of insurance;

•	the complexity of the 2017 Tax Act and our ability to accurately interpret and predict its impact on our federal income taxes and refunds;

•	changes to federal, state, and local taxation and tax rates, and gaming and environmental laws, regulations and legislation;

•	any violations of the anti-money laundering laws;

•	cyber-security risks, including misappropriation of customer information or other breaches of information security;

•	obtaining and maintaining gaming and other licenses, and obtaining entitlements and other regulatory approvals for projects;

•	severe weather;

•	lack of alternative routes to certain of our properties;

•	the competitive environment, including increased competition in our target market areas;

•	litigation matters;

•	certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and

•	other factors described from time to time in this and our other Securities and Exchange Commission ("SEC") filings and reports.

For a more detailed description of certain Risk Factors affecting our business, see Item 1A, “Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions, except as required by law. New risks emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

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

The following table presents selected information concerning our casino resort properties as of December 31, 2017:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)	931	28	129
Bronco Billy's Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)	798	11	24
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)	917	25	294
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)	223	4	—
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)	264	15	*

*
We have agreements with Hyatt for exclusive usage of certain hotel rooms and suites, and access to additional rooms, other amenities and services to cater to our customers and support our operations. The Hyatt Regency Lake Tahoe Resort, Spa and Casino has approximately 422 guest rooms.

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise a Northern Nevada business segment, while Silver Slipper Casino and Hotel, Bronco Billy's Casino and Hotel, and Rising Star Casino Resort are currently distinct segments.  Our corporate headquarters are in Las Vegas, Nevada.

Our revenues are primarily derived from gaming sources, which include revenues from slot machines, table games and keno. Play at our slot machines accounts for most of our revenues, but we also offer a wide range of table games. We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. We also derive a significant amount of revenues from our hotel rooms, food and beverage outlets, retail outlets, entertainment and our golf course at the Rising Star Casino Resort. Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages, and other factors.

Our mission is to maximize shareholder value. We seek to increase revenues by providing our customers with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include nearby residents who represent a high potential for repeat visits, along with drive-in tourist patrons. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management. The casino resort industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance capital expenditures. We also assess the potential impact of growth and development opportunities, including capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

All of our casino properties are operated by us 24 hours each day, every day of the year.  We also operate the hotel and food and beverage operations at Silver Slipper, Bronco Billy's, Rising Star and Stockman's. At the Grand Lodge Casino, Hyatt Regency Lake Tahoe Resort, Spa and Casino ("Hyatt Lake Tahoe") manages the hotel and food and beverage outlets.

Operating Properties

Silver Slipper Casino and Hotel

  The Silver Slipper Casino and Hotel ("Silver Slipper") is situated on the west end of the Mississippi Gulf Coast, near Bay St. Louis, Mississippi, and includes approximately 37,000 square feet of gaming space, 129 hotel rooms, a fine-dining restaurant, a buffet, a quick-service restaurant, an oyster bar and a casino bar. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. Its customers are primarily from communities in southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas, and southwestern Mississippi. The Silver Slipper Casino and Hotel currently generates the most revenue and operating income of any of our properties.

The primary lease for the Silver Slipper includes approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of marshlands. The lease term ends in April 2058. Between February 2019 and October 2027, we have the option to purchase the land site. Management believes that it will be economically favorable to exercise the buyout option and intends to do so, subject to our financial resources and future capital market conditions. During the third quarter of 2017, we opened our new swimming pool and beach complex and made certain improvements to traffic patterns and landscaping around the front of the property. We also opened a new 18-seat oyster bar in the casino in mid-2017.

Bronco Billy's Casino and Hotel

Bronco Billy's Casino and Hotel ("Bronco Billy's") occupies a significant portion of the key city block of Cripple Creek’s “casino strip” and contains approximately 17,000 square feet of gaming space, 24 hotel rooms, a steakhouse and four casual dining outlets. Bronco Billy's also leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments to 2035 and we have the right to buy out the lease at any time during its term. Bronco Billy's customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately 900,000. Cripple Creek is approximately a one-hour drive from Colorado Springs, as well as a two-hour drive from the Denver metropolitan area, which has a population of approximately four million people.

During 2017, we acquired land and options to purchase or lease land and buildings, including the freestanding and closed Imperial Casino; the operating historic Imperial Hotel, which offers 12 refurbished guest rooms; and approximately four acres of vacant or underutilized land. We intend to develop a high-quality hotel and other amenities at this property and are considering reopening the Imperial Casino as a part of the proposed expansion.

Rising Star Casino Resort

Rising Star Casino Resort ("Rising Star") is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. Rising Star offers approximately 40,000 square feet of casino space, a contiguous 190-room hotel, an adjacent leased 104-room hotel, five dining outlets and an 18-hole golf course. The 104-room hotel is leased pursuant to a capital lease agreement that expires in 2027 and contains a bargain purchase option. During recent years, this property was adversely affected by the legalization of gaming in Ohio, where several new competitors are now located. All of such potential casinos in Ohio are now open.

During the third quarter of 2017, we opened our newly constructed 56-space RV Park. We are also making significant improvements to the Rising Star facilities expected to be completed during 2018, including renovation of the entry pavilion and other sense-of-arrival improvements. We are also in the process of developing a 10-car ferry boat service across the river to Kentucky, which will significantly shorten the distance for customers traveling from Kentucky to Rising Star. We have received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that we own in Kentucky, and have acquired a new pushtug and specially-designed barge for the ferry operations. Commencement of ferry boat operations remains subject to additional approvals, including, but not limited to, the Army Corps of Engineers and the U.S. Coast Guard. We hope to receive such approvals in time to construct the necessary roads and ramps and commence the ferry boat operations prior to the peak summer season of 2018.

Under Indiana regulations, we are allowed to have significantly greater casino gaming capacity than we utilize today. We have been exploring the possibility of relocating this excess gaming capacity to another location in Indiana. This would require legislative approval and there is no certainty that such approval will be received or, even if any proposed legislation were to become law, that the Company would be successful in developing a new gaming, lodging and entertainment facility.

In January 2017, State Senator Ford of Terre Haute, Indiana introduced legislation that would allow us to relocate half of our permitted gaming capacity to a new casino to be developed in Terre Haute. Such development requires approval of both houses of the state legislature and the approval or acquiescence of the governor. On February 16, 2017, the Public Policy Committee of the Indiana State Senate voted 5-5 on Senator Ford's bill; it required a majority vote to proceed to the Senate floor. The Indiana legislature meets annually, but the sessions in even-numbered years are shorter in duration and designed to primarily address immediate fiscal issues. We expect to continue to pursue our proposal to relocate part of our gaming capacity in the 2019 legislature.

Northern Nevada

Stockman’s Casino

Stockman’s Casino is located approximately one hour from Reno, Nevada and includes approximately 8,400 square feet of gaming space. The facility has a bar, a fine-dining restaurant and a coffee shop. Stockman's primarily serves the local market of Fallon and surrounding areas, including the nearby Naval Air Station Fallon, the United States Navy's premier air-to-air and air-to-ground training facility, informally referred to as the "Top Gun" school.

During 2016 and 2017, we began improving the property's exterior, including a new parking lot for ease of access, landscaping and a digital marquee. During the first quarter of 2018, we completed a new porte cochère at the property.

Grand Lodge Casino

We operate the Grand Lodge Casino at the Hyatt Lake Tahoe under a lease with Hyatt Equities, L.L.C. ("Hyatt"). The Grand Lodge Casino is located within the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe and includes approximately 18,900 square feet of casino space.  The Hyatt Lake Tahoe is one of three AAA Four Diamond hotels in the Lake Tahoe area and all of northern Nevada. Its customers consist of both locals and tourists visiting the Lake Tahoe area.

  In November 2015, the lease was amended to extend our relationship and refurbish and improve the casino facility. The amendment included (i) an agreement for Hyatt to renovate the casino up to a maximum cost of $3.5 million and for us to purchase up to $1.5 million of new gaming devices, equipment or other capital expenditures, and (ii) an increase in monthly rent from $125,000 to $145,833 commencing on July 1, 2017, and $166,667 commencing on January 1, 2018. Together with Hyatt, we completed the refurbishment during the second quarter of 2017.

The amendment also extended the term of the lease to August 31, 2023 and deferred Hyatt's option to purchase our leasehold interest and related operating assets to January 1, 2019.

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
Our businesses are subject to various federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See "Item 1A - Risk Factors" for additional discussion.
Costs and Effects of Compliance with Environmental Laws

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. For example, our Indiana property is subject to the Indiana Department of Environmental Management for its riverboat and golf club operations, and our Mississippi property is located near environmental wetlands. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and may also incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent the property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

Competition

The gaming industry is highly competitive. Gaming activities with which we compete include traditional commercial casinos and casino resorts in various states including on tribal lands and at racetracks, riverboat and dockside gaming, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse and dog racing and jai alai, sports betting and card rooms.  Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming.  We also will compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to their feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper Casino and Hotel is the western-most casino on the Mississippi Gulf Coast and competes with several larger casinos located nearby in Hancock County and Gulfport, Mississippi, one of which is currently expanding. It also competes with casinos in Biloxi, Mississippi and New Orleans and Baton Rouge, Louisiana. Biloxi is one hour east of the Silver Slipper along Interstate 10. New Orleans and Baton Rouge are one and two hours, respectively, west of Silver Slipper.

Silver Slipper is the closest casino to most of St. Tammany Parish, one of the most affluent and fastest-growing parishes in Louisiana. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops. The legislation permitting riverboat and truck stop casinos requires a local referendum and, at the time such legalization occurred, it was rejected by St. Tammany Parish voters. At this time, all licenses for riverboat casinos in Louisiana have been granted and are in operation, though it is possible for an existing licensee to relocate its casino (subject to state laws and approval in a local referendum). Mississippi, which has lower gaming tax rates than Louisiana, does not have a limitation on the number of casino licenses, but requires casinos in certain southern counties to be within approximately 800 feet of the shoreline, as defined by state law. There are occasionally proposals to relocate casinos within Louisiana or to develop new casinos in Mississippi, but there are considerable political and economic constraints on such potential competition and management does not believe such efforts will be successful in the foreseeable future.

Bronco Billy's Casino and Hotel

Bronco Billy's is located in Cripple Creek, Colorado, which is a historic gold mining town located approximately one hour southwest of Colorado Springs, on the west side of Pikes Peak. Cripple Creek receives an estimated 1.5 million visitors per year and is one of only three cities in Colorado where commercial gaming is permitted. The other two cities are near Denver. Additionally, two Native American gaming operations exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs than Cripple Creek. As of December 31, 2017, we believe that Bronco Billy's was the second largest of the seven gaming facilities operating in Cripple Creek. Gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of $100.

Rising Star Casino Resort

The Rising Star Casino Resort in Rising Sun, Indiana is one of three riverboat casinos located on the Ohio River in southeastern Indiana, approximately one hour from Cincinnati, Ohio and within two hours of Indianapolis, Indiana and Louisville and Lexington, Kentucky. Its closest competitors are each approximately 15 miles away, near bridges crossing the Ohio River. There is no bridge at Rising Star, but we intend to commence ferry boat service connecting Rising Sun, Indiana, to the more populous Northern Kentucky region. Rising Star also competes with casinos in Ohio; a casino-resort in French Lick, Indiana; and two racetrack casinos near Indianapolis, Indiana.

A Kentucky Supreme Court decision in 2014 may permit a horse racing track in northern Kentucky to install slot machine-like devices, although it has not yet done so. The Indiana legislature passed legislation in 2015 to allow table games at racetracks (which are currently limited to slot machines) beginning March 2021.

Northern Nevada

Stockman’s Casino

Stockman’s Casino is the largest of several casinos in Churchill County, which has a population of approximately 25,000. Churchill County is also home of the Naval Air Station Fallon, the United States Navy's premier air-to-air and air-to-ground training facility and home of the "Top Gun" school. While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations. Furthermore, while the Navy appears to be currently expanding its base in Fallon, a reduction of its activities at the base would likely have an adverse effect on Stockman's results of operations. Fallon is approximately 30 minutes east of the new large Tesla battery factory and other developments in the Tahoe Reno Industrial Center.

Grand Lodge Casino

Grand Lodge Casino is one of four casinos located within a five-mile radius in the North Lake Tahoe area.  A fifth casino, which has been closed for several years, was sold out of bankruptcy during 2017 and may re-open in the near future.

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

Employees

As of March 1, 2018, we had 13 full-time corporate employees, three of whom are executive officers and two additional senior management employees. Our casino properties had 1,336 full-time and 330 part-time employees as follows:

	Full-time	Part-time
Silver Slipper Casino and Hotel	473	92
Bronco Billy's Casino and Hotel	271	64
Rising Star Casino Resort	419	132
Grand Lodge Casino	95	35
Stockman’s Casino	78	7

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

Our substantial indebtedness and significant financial commitments, including the redemption rights for our common stock warrants, could adversely affect our operations and financial results and impact our ability to satisfy our obligations.
As of December 31, 2017, we had gross indebtedness of $96.1 million, including $41.1 million of variable interest debt under our amended and restated First Lien Credit Facility with Capital One Bank, N.A. (the "First Lien Credit Facility") and $55 million of debt under our amended and restated Second Lien Credit Facility with ABC Funding, LLC (the "Second Lien Credit Facility"), and $2 million available under our revolving loan. As discussed in Note 7 as set forth in “Item 8. Financial Statements and Supplementary Data”, we repaid our debt outstanding under our First Lien Credit Facility and our Second Lien Credit Facility (together, the “First Lien and Second Lien Credit Facilities”) in full in February 2018 using the proceeds from the issuance of $100 million of new senior secured notes due 2024 (the "Notes").
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
The Notes are variable interest rate notes based on LIBOR. To the extent not protected with interest rate hedges, the variable terms could expose us to market risk from adverse changes in interest rates. Interest rates, including LIBOR, have recently increased and are expected to continue to increase in future periods. If interest rates continue to increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.
In May 2016, in connection with the refinanced Second Lien Credit Facility, we granted warrants to the lenders under the Second Lien Credit Facility (the “Second Lien Lenders”) representing 5% of our outstanding common equity at that time, as determined on a fully-diluted basis. Among other items, the warrants provide the Second Lien Lenders with registration rights and certain redemption rights. The redemption rights allow the Second Lien Lenders, at their option, to require us to repurchase all or a portion of the warrants.

Our obligations to the holders of our Notes are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the note holders could foreclose on our assets.

Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.
Our indebtedness imposes restrictive covenants and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.
     Our indenture governing the Notes impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt obligations include, among other obligations, limitations on our and our subsidiaries’ ability to:

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
The indenture imposes various customary affirmative covenants on us and our restricted subsidiaries, including, among others, reporting covenants, covenants to maintain insurance, compliance with laws, maintenance of properties and other covenants customary in financings of this type. In addition, the indenture requires that we comply with various restrictive maintenance financial covenants, including a maximum total leverage ratio.
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

If there were an event of default and it is not waived (at their option) by the requisite lenders, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt obligations. There can be no assurance that our assets or cash flow would be sufficient to repay borrowings under our outstanding debt obligations if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

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

There can be no assurance that our business will generate sufficient cash flows from operations or asset sales, our anticipated growth in operations will be realized, or that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures, and to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly. In such circumstances, we may need to refinance all or a portion of our indebtedness at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws to undertake certain financing transactions require approval of gaming regulatory authorities. Some requirements may prevent or delay us from obtaining necessary capital.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents and working capital, as well as future cash from operations will provide adequate resources to fund ongoing operating requirements over the next 12 months, we may need to refinance or seek additional financing to compete effectively or grow our business. No assurance can be given that we will be able to obtain any additional financing, refinance our existing debt, or fund our growth efforts. If we are unable to obtain financing on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

•	restrict our ability to capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

We may face revenue declines should discretionary consumer spending drop from an economic downturn.
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

We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.

Licensing.    The gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. The ownership, management and operation of gaming facilities are subject to extensive state and local regulation in the jurisdiction in which it is located.  These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws could result in disciplinary action, including the revocation of gaming licenses, in one or all of the jurisdictions where we operate.

Taxation and fees.    We believe that the prospect of significant tax revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state, local and provincial income and employment taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition and results of operations.

Compliance with other laws.    In addition to gaming regulations, we are also subject to various federal, state, and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, environmental matters, employment, currency transactions, taxation, construction, zoning, construction and land-use laws, marketing and advertising, smoking, and regulations governing the serving of alcoholic beverages.

The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the Internal Revenue Service (“IRS”).  This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements.  Periodic audits by the IRS and our internal audit function assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation.  In recent years, the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry. Recent public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income.  This could impact our ability to attract and retain casino guests.

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
     Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate.  Except for those in Colorado, the gaming areas of our properties are not currently subject to tobacco restrictions.  While gaming areas have generally been exempted from these restrictions, if additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a decrease in gaming revenue. This is particularly the case if such restrictions are not applicable to all competitive facilities in that gaming market.

The exercise of outstanding stock warrants and options may result in substantial dilution and may depress the trading price of our common stock.
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

We expect to continue pursuing expansion opportunities. For example, we plan to build an approximately 150-guest room hotel in Cripple Creek, Colorado, adjoining and integral with our existing Bronco Billy's. The expansion is expected to include a spa, parking garage, convention and entertainment space, and a high-end restaurant. In addition, we may exercise our options to purchase or lease properties, including the Imperial Hotel and the former Imperial Casino, which we are considering reopening as a part of the proposed expansion. We also regularly evaluate opportunities for acquisition and development of new properties, which evaluations may include discussions and the review of confidential information after the execution of nondisclosure agreements with potential acquisition candidates, some of which may be potentially significant in relation to our size. We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

Management of new properties, especially in new geographic areas such as our recent acquisition of Bronco Billy's, may require that we increase our management resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that if acquisitions are completed, that the acquired businesses will generate returns consistent with our expectations.

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

If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity, ability to satisfy financial covenants and comply with other restrictive covenants under our indenture, and ability to pay or refinance our indebtedness.

The occurrence of some or all of the above described events could have a material adverse effect on our business, financial condition and results of operations.

We derive our revenues and operating income from our casino resort properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
Because we derive our revenues and operating income from properties concentrated in four states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographies. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

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

Some of our casino resort operations are located on leased property. If the lessors exercise their buyout rights or if we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, both land and buildings at Bronco Billy’s Hotel and Casino in Colorado, and one of the two hotels at our Rising Star Casino Resort in Indiana. We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have such purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is either currently more advantageous for us to continue to lease rather than exercise the buyout option, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt facilities.
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

We may need to access the capital markets or otherwise obtain additional funds to complete subsequent phases of our existing projects and to fund potential enhancements we may undertake at our facilities, such as our potential hotel development at Bronco Billy's. We do not know when or if the capital markets will permit us to raise additional funds for such phases and enhancements in a timely manner, on acceptable terms, or at all. Inability to access the capital markets, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our subsequent phases and enhancement projects.

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
Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In recent years, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance and historically low snow levels in the Lake Tahoe region adversely affected visitation and financial performance at the Grand Lodge Casino. Bronco Billy's in recent years has been adversely affected by nearby forest fires, as well as the subsequent flooding of its access roads due to lack of vegetation (from the forest fires) on hills above such roads. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions. The ferry boat that we intend to operate at Rising Star will have additional risks related to ferry boat operations.
Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war, terrorism and gun violence.

Natural disasters, such as major hurricanes, tornados, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Mississippi property is located and the severity of such natural disasters is unpredictable. During the fourth quarter of 2017, Hurricane Nate resulted in the temporary closure of The Silver Slipper Casino and Hotel. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region and damaged a casino that previously existed at our Mississippi site.  Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River.

Catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. Gun violence has also occurred at casinos, including a mass shooting at a casino in Las Vegas in 2017. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. There also can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist and violent acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be materially adversely affected.

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

Because of significant loss experience caused by hurricanes and other natural disasters, a number of insurance companies may stop writing insurance in Class 1 hurricane areas, including Mississippi. Others may significantly limit the amount of coverage they will write in these markets and increase the premiums charged for this coverage. Additionally, uncertainty can occur as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

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

If we fail to obtain necessary government approvals in a timely manner, or at all, it can adversely impact our various expansion, development, investment and renovation projects.

We have not yet obtained certain permits, licenses, entitlements and approvals necessary for some of our current or anticipated projects. The scope of the approvals required for expansion, development, investment or renovation projects can be extensive and may include gaming approvals, state and local land-use permits and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses, entitlements and approvals within the anticipated time frames, or at all.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

We cannot assure you that the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return or any return on our significant investments. As previously discussed, the development of new properties may involve construction, regulatory, legal and competitive risks or local opposition, any of which can significantly increase the anticipated cost of a project. In addition, disagreements or deterioration of any of our joint venture relationships could lead to increased costs, delays, or litigation. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. If our new developments or acquired properties do not achieve the financial results anticipated, it could adversely affect our revenues and results of operations. Moreover, lower-than-expected results from the opening of a new facility may make it more difficult to raise capital.
Higher wage and benefit costs could adversely affect our business.

While the vast majority of our employees earn more than the minimum wage in the relative jurisdictions and receive medical plan benefits from us, changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, could cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions could increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could decrease customer service levels at our gaming facilities and therefore adversely impact revenues.

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

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf;

•	availability and costs associated with insurance;

•	increases in costs of labor;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;

•	our properties use significant amounts of water, and a water shortage may adversely affect our operations; and

•
at Grand Lodge Casino, we rely on Hyatt Lake Tahoe to provide certain items at reasonable costs, including food, beverages, parking and rooms. Any change in their pricing or the availability of such items may affect our ability to compete.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and our slot machines are monitored by computers and are reliant on electrical power to operate.

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

Our information technology and other systems are subject to cyber-security risk, including misappropriation of customer information or other breaches of information security.

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our casino or brand names and reputations or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant.

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal information is governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

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

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), which significantly affected U.S. tax law by, among other things, reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, revising the rules governing net operating losses and eliminating the deductibility of certain fringe benefits. The 2017 Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the 2017 Tax Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the 2017 Tax Act in our financial statements, further regulatory or accounting principles generally accepted in the United States of America ("GAAP") accounting guidance for the 2017 Tax Act, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates. Ultimately, interpretations and regulations related to this new law could affect our tax obligations and effective tax rate.

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class-action litigation has sometimes been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.

Gaming authorities in the U.S. generally can require that any beneficial owner of our common stock and other securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities. The price we may pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
 Substantially all of our assets collateralize our indebtedness, as discussed in Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

Silver Slipper Casino and Hotel
We own the facilities and related improvements at the Silver Slipper Casino and Hotel in Hancock County, Mississippi. The property includes approximately 37,000 square feet of gaming space, a surface parking lot, an approximately 800-space parking garage and a 129-room hotel. The casino and hotel are located on 38 acres of leased land, including 31 acres of protected marshlands. The lease expires on April 30, 2058 and contains a purchase option that can be exercised from February 2019 through October 2027.  We also lease approximately five acres of land occupied by offices and warehouse space, as well as a small parcel of land with a building and sign.

Bronco Billy's Casino and Hotel

Bronco Billy's Casino and Hotel is located on or near approximately 2.48 acres of owned land and 2.15 acres of leased land in Cripple Creek, Colorado. The property includes approximately 17,000 square feet of gaming space, 24 hotel rooms and several acres of surface parking. A portion of the casino, fourteen of the property's 24 hotel rooms and a portion of the parking lots are subject to a long-term lease that includes renewal options in three-year increments to 2035 and a purchase option that can be exercised at any time. We acquired land and options to purchase or lease land and other facilities surrounding Bronco Billy's, including the freestanding and closed Imperial Casino; the operating historic Imperial Hotel, which offers 12 refurbished guest rooms; and approximately four acres of vacant or underutilized land.

Rising Star Casino Resort
We own the Rising Star Casino Resort in Rising Sun, Indiana.  The property consists of a dockside riverboat on the Ohio River with approximately 40,000 square feet of gaming space, a land-based pavilion with approximately 30,000 square feet of meeting and convention space, a 190-room hotel, surface parking and an 18-hole golf course on approximately 311 acres. Additionally, we lease a 104-room hotel pursuant to a capital lease that expires in October 2027 and contains a bargain purchase option. We also own 1.29 acres of vacant land located in Burlington, Kentucky, where we intend to operate a ferry boat service connecting to our property in Indiana.
Stockman’s Casino
Included as part of our Northern Nevada segment, we own Stockman’s Casino, located on approximately five acres in Fallon, Nevada. The facility offers approximately 8,400 square feet of gaming space, a bar, a fine-dining restaurant and a coffee shop, and approximately 300 surface parking spaces.

Grand Lodge Casino

Included as part of our Northern Nevada segment, the Grand Lodge Casino has 18,900 square feet of gaming space and is integrated into the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.  We operate the Grand Lodge Casino pursuant to a lease expiring on August 31, 2023 and own the personal property, including slot machines.  The lease is secured by our interests under the lease and is subordinate to our Notes due 2024.  Beginning on January 1, 2019, the Lessor has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino.

Additionally, we have an agreement with Hyatt for exclusive usage of certain hotel rooms and suites by our casino guests.

Corporate
We lease 4,479 square feet of corporate office space in Las Vegas, Nevada pursuant to a lease that expires in January of 2025.

Item 3. Legal Proceedings.

During September 2017, we settled litigation with the contractor and contractor's insurance company involving construction defects at our parking garage at the Silver Slipper Casino and Hotel. The parties agreed to a mutual release of all claims and counterclaims, and the contractor and the contractor's insurance company paid us $675,000. The settlement effectively compensated us for legal and other costs incurred in pursuing the matter from inception, including $0.1 million of legal costs during each of 2017 and 2016. The settlement proceeds reduced selling, general and administrative costs.
We are subject to various legal and administrative proceedings relating to personal injuries, employment matters, commercial transactions and other matters arising in the normal course of business.  We do not believe that the outcome of these matters will have a material adverse effect on our financial position, results of operations or cash flows. We maintain what we believe is adequate insurance coverage to further mitigate the risks of such potential negative effects.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “FLL.”  The following table sets forth, for the calendar quarters indicated, the high and low sale prices of our common stock.

	High	Low
Year Ended December 31, 2016
First Quarter	$1.78	$1.31
Second Quarter	2.08	1.38
Third Quarter	2.08	1.71
Fourth Quarter	2.49	1.56
Year Ended December 31, 2017
First Quarter	$2.60	$2.10
Second Quarter	2.59	2.10
Third Quarter	2.99	2.37
Fourth Quarter	4.10	2.69

On March 5, 2018, the last sale price of our common stock as reported by the Nasdaq Capital Market was $3.11 and we had 86 registered holders of record of our common stock. A substantial portion of holders of our common stock are "street name" or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not taken into consideration in the number of "registered holders" above.

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, entertainment and retail outlets, among other amenities. We own or operate five casino properties in four states - Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from gaming activities, which include slot machines, table games and keno. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment, and expect to derive additional revenues from our newly constructed projects as further described herein. Promotional allowances consist primarily of hotel rooms and food and beverages furnished to customers on a complimentary basis. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances to calculate net revenues. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Our market environment is highly competitive and capital-intensive. We rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance capital expenditures. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management. We also assess growth and development opportunities, which include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Recent Developments

In May 2016, we acquired Bronco Billy's Casino and Hotel, which further diversified our operations geographically. We also completed a $5 million rights offering in November 2016 to help fund approximately $10 million of growth projects at our properties, with some projects completed in 2016 and 2017, and others estimated for completion in 2018, as further discussed below.

In November 2017, we announced plans to build an approximately 150-guest room hotel in Cripple Creek, Colorado, adjoining and integral with our existing Bronco Billy's Casino and Hotel.  The expansion is expected to include a spa, parking garage, convention and entertainment space, and a high-end restaurant. During September and October of 2017, we acquired land and options to purchase or lease land and other facilities surrounding Bronco Billy's, forming an approximately six-acre site. The assembled land package includes the freestanding and closed Imperial Casino; the operating historic Imperial Hotel, which offers 12 refurbished guest rooms; and approximately four acres of vacant or underutilized land. We may exercise our options to purchase the Imperial Hotel and to purchase or lease the former Imperial Casino, which we are considering reopening as a part of the proposed expansion of Bronco Billy's. The expansion is contingent upon obtaining financing on acceptable terms, among other contingencies.

On February 2, 2018, we issued $100 million of new senior secured notes due 2024 (the "Notes").  The proceeds were used to fund the repayment of our outstanding First Lien and Second Lien Credit Facilities, the associated refinancing costs, and to provide for working capital needs, capital expenditures, and general corporate purposes.

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

Slot win is the difference between customer wagers and customer winnings on slot machines. Table game hold is the difference between the amount of money or markers exchanged into chips at the tables and chips redeemed. Slot win and table game hold percentages represent the relationship between slot win and coin-in and table game win and drop.

 Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate.

Net revenue and operating expense indicators:

We utilize as indicators (i) net revenues (adjusted to exclude net revenues from acquisitions), and (ii) operating expenses (adjusted to exclude operating expenses from acquisitions), as management believes these are important metrics for measuring the performance of the Company and its segments. The only acquisition during the periods presented was the acquisition of Bronco Billy's. Bronco Billy's results of operations are included in the consolidated results of the Company beginning May 13, 2016.

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA see "Non-GAAP Measure". We utilize Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 14 to the consolidated financial statements set forth in "Item 8. Financial Statements and Supplementary Data”. Additionally, we use Adjusted Property EBITDA Margin, which is calculated by dividing Adjusted Property EBITDA by the property's net revenues.

Results of Operations - 2017 Compared to 2016

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2017 and 2016:

(In thousands)	For the Years Ended December 31,
	2017	2016	Percent Change
Net revenues	$161,267	$145,992	10.5%
Operating expenses	154,210	139,803	10.3%
Operating income	7,057	6,189	14.0%
Interest and other non-operating expenses, net	12,235	10,653	14.9%
Income tax (benefit) provision	(150)	630	(123.8)%
Net loss	$(5,028)	$(5,094)	(1.3)%

(In thousands)	For the Years Ended December 31,
	2017	2016	Percent Change
Casino revenues
Slots	$125,329	$113,171	10.7%
Table games	18,716	18,039	3.8%
Other	450	374	20.3%
	144,495	131,584	9.8%

Non-casino revenues, net
Food and beverage	11,869	9,925	19.6%
Hotel	1,686	1,547	9.0%
Other	3,217	2,936	9.6%
	16,772	14,408	16.4%

Total net revenues	$161,267	$145,992	10.5%

The following discussion is based on our consolidated financial statements for the years ended December 31, 2017 and 2016, unless otherwise described. Results for Bronco Billy's are included beginning with its acquisition date, May 13, 2016.

Revenues. Consolidated net revenues increased due in part to the inclusion of Bronco Billy's for the full period. Excluding Bronco Billy's segment net revenues, our consolidated net revenues increased 4.1%, led by an 8.4% increase at Silver Slipper. Net revenues at Rising Star and Northern Nevada were approximately flat. See further information within our reportable segments described below.

Operating expenses. Consolidated operating expenses increased primarily due to the inclusion of Bronco Billy's for the full 2017 period. Excluding Bronco Billy's segment operating expenses, operating expenses increased 4.1%, primarily related to Silver Slipper and Northern Nevada, while Rising Star was flat. The increase in costs was partially offset by the resolution of the Silver Slipper parking garage litigation, which resulted in us receiving legal settlement proceeds. We also had significant acquisition costs in 2016, but not 2017, related to the purchase of Bronco Billy's in May 2016. See further information within our reportable segments described below.

Interest and other non-operating expense, net.

Interest Expense

(In thousands)	For the Year Ended December 31,
	2017	2016
Interest cost (excluding debt issuance cost amortization)	$10,104	$8,422
Amortization of debt issuance costs	882	1,064
Capitalized interest	(130)	—
	$10,856	$9,486

Interest expense increased due to $35 million of additional borrowings related to the acquisition of Bronco Billy's on May 13, 2016.

Other non-operating expense, net

During 2017, we incurred $1.4 million of non-operating expense from the change in fair value of our common stock warrant liability. This amount compares to $1.2 million of non-operating expense during 2016, which resulted from $0.6 million of debt modification costs in conjunction with our debt refinancing in May 2016 and a change in the fair value of our common stock warrant liability of $0.6 million. The common stock warrant liability is adjusted to fair value each quarter, with the increase in fair value during 2017 primarily related to the increase in our share price.

Income taxes. Our effective income tax rate for 2017 and 2016 was 2.9% and (14.1)%, respectively. Our tax rate differs from the statutory rate of 34% primarily due to the effects of changes in tax law, changes in valuation allowance, and items that are permanently treated differently for GAAP and tax purposes. During 2017, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities. In future years, if it is determined that we meet the "more likely than not" threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

On December 22, 2017, the Tax Act was enacted which, beginning in 2018, will reduce the maximum corporate statutory rate from 35% to 21%. As of the date of enactment, we have reduced our federal deferred tax assets and related valuation allowance for the new statutory rate, resulting in an income tax benefit of $0.9 million for 2017.
We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2017 results of operations. Tax losses incurred in 2017 may shelter taxable income in future years, but because of the level of uncertainty regarding sufficient prospective earnings, we maintain a valuation allowance against our deferred tax assets, as mentioned above.
Additionally, in Indiana, for purposes of determining taxable income for state income taxes, Indiana law requires riverboats to “add back” any deduction allowed on the taxpayer’s federal income tax return for wagering taxes. Legislation passed in 2017 provides for a gradual phase-out of the add back requirement, beginning in the taxable year after December 31, 2018. For a period of eight years, the add back requirement will be reduced by 12.5% each year, culminating in a complete elimination of the add back requirement for taxable years beginning after December 31, 2025.
See Note 9 to the consolidated financial statements set forth in "Item 8. Financial Statements and Supplementary Data”, for a more detailed discussion.

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper Casino and Hotel, Bronco Billy's Casino and Hotel and Rising Star Casino Resort are currently distinct segments.

The following table presents detail by segment of our consolidated net revenue, Adjusted Property EBITDA and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the measure of segment profit.

(In Thousands)	For the Years Ended December 31,
	2017	2016	Percent Change
Net Revenues
Silver Slipper Casino and Hotel	$64,046	$59,093	8.4%
Bronco Billy's Casino and Hotel	26,222	16,220	n/a
Rising Star Casino Resort	49,751	49,472	0.6%
Northern Nevada Casinos	21,248	21,207	0.2%
	$161,267	$145,992	10.5%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$10,733	$9,994	7.4%
Bronco Billy's Casino and Hotel	4,758	3,423	n/a
Rising Star Casino Resort	2,678	2,931	(8.6)%
Northern Nevada Casinos	2,789	3,941	(29.2)%
Adjusted Property EBITDA	20,958	20,289	3.3%
Corporate and other	(4,491)	(4,105)	(9.4)%
Adjusted EBITDA	$16,467	$16,184	1.7%

Silver Slipper Casino and Hotel

Net revenues increased due to successful marketing and food and beverage promotions that resulted in increases in both customer counts and gaming volumes. Slot revenues, which accounted for approximately 89% of our casino revenue, increased 7.7%, with both slot coin-in and slot hold percentage rising during 2017. Table games revenue decreased 1%. Non-gaming net revenues (principally food and beverage revenues) grew 23.7% during the year, and hotel occupancy was 88.3% compared to 87.8% in the prior-year. Growth in 2017 was achieved despite an unusually cold and icy December and an active hurricane season, including the passage of Hurricane Nate. Hurricane Nate did not cause any meaningful damage to the property, but it disrupted our business for several days in the fourth quarter.

Adjusted Property EBITDA increased primarily from the growth in net revenue described above, along with the legal settlement related to our parking garage litigation described below, which helped offset an increase in selling, general and administrative costs. Our casino expenses and food and beverage costs also increased, primarily due to increased volume and promotions. Adjusted Property EBITDA margin was 16.8% in 2017 compared to 16.9% in 2016.

During September 2017, we settled litigation involving construction defects at our parking garage. The contractor and contractor's insurance company paid us $675,000 in exchange for a mutual release of claims and counterclaims. The settlement, which was recorded as a reduction to selling, general and administrative costs, effectively reimbursed us for costs incurred in pursuing those claims from inception, including $538,000 of legal fees. We opted to settle due to the uncertainty of receiving full recovery of our costs incurred to both pursue the claims and to repair the parking garage. See Note 10 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for further information regarding the lawsuit and settlement.

During the second quarter of 2017, we opened a new oyster bar on the casino floor. During the third quarter of 2017, we opened a swimming pool and beach complex along the property's white sand beach.

Bronco Billy's Casino and Hotel

Bronco Billy's was acquired on May 13, 2016, and therefore the year-to-date amounts for the 2016 period do not include Bronco Billy's results for a full year. For further information about the acquisition, see Note 3 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”.

During 2017, net revenues and Adjusted Property EBITDA were consistent with our expectations and recent historical performance. Casino revenues are primarily generated from slot machines, and our slot coin-in and hold percentages were also consistent with recent historical performance. Adjusted Property EBITDA during the 2016 short-period included lower-than-normal gaming tax expense due to certain anomalies related to the timing of the acquisition and Colorado's graduated gaming tax rate structure. These gaming tax anomalies benefited the second quarter of 2016 by approximately $0.3 million. The market in Cripple Creek, Colorado is seasonal, favoring the summer months.

As discussed in the "Executive Overview", we announced plans to build a high-quality hotel adjoining the existing Bronco Billy's Casino and Hotel, among other improvements.

Rising Star Casino Resort

Net revenues increased modestly as slot revenues were flat, table games revenues increased 3.2%, and promotional allowances decreased 8.7%. Non-gaming net revenues increased 5.8% during 2017 and our hotel occupancy increased to 87.5% from 85.6% in the prior-year.

Adjusted Property EBITDA decreased due to increased food and beverage costs and, during the fourth quarter of 2017, significant snowfall that adversely affected guest visitation. Additionally, there was heightened promotional activity by Rising Star and its competitors during the fourth quarter of 2017. Adjusted Property EBITDA Margin declined to 5.4% in 2017 compared to 5.9% during 2016.

We opened our 56-space RV Park in the third quarter of 2017.

Northern Nevada

Net revenues were flat despite significant business interruption due to renovation construction activity at Grand Lodge Casino during the first and second quarters of 2017. At Stockman's Casino, cosmetic facility improvements and certain operational changes helped increase net revenues 3.3%, which offset a modest decline in net revenues at Grand Lodge Casino.

Adjusted Property EBITDA decreased primarily due to rises in promotional costs, salaries, and benefits. Adjusted Property EBITDA Margin declined to 13.1% during 2017 primarily from these cost increases, compared to 18.6% in 2016.

On June 30, 2017, in conjunction with our landlord, we completed the approximately $5 million renovation of the Grand Lodge Casino. Of this, we invested approximately $1.5 million in new slot machines, gaming equipment and similar improvements while our landlord paid for physical changes to the leased facility. The renovation included new décor and lighting throughout the casino. These changes improved the ambiance of the casino floor and the overall guest experience. The renovation began during February 2017 and caused us to close portions of our casino floor, which impacted our second quarter financial results. The renovation was completed on-budget and in accordance with our planned construction schedule prior to the start of our busy summer season.

During 2017, Hyatt began charging customers for valet and self-parking. We are permitted to validate free parking for casino customers, but we believe the parking turnstiles and paid parking policies adversely affected our casino operations.

Our Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. The winter ski season is also important and snowfall levels during the winter months also frequently have a positive or negative effect. Grand Lodge Casino is located near several ski resorts, including Alpine Meadows, Northstar and Squaw Valley. Normally, we benefit from a "good" snow year, resulting in extended periods of operation at the nearby ski areas. During the first quarter of 2017, however, the snowfall was exceptional (one of the highest in recorded Lake Tahoe history), resulting in extended periods of road closures and power outages. Nevertheless, we believe that the favorable ski season helped offset part of the construction disruption at Grand Lodge Casino from our renovation discussed above. Conversely, during the fourth quarter of 2017, a lack of snowfall in the Lake Tahoe area adversely affected visitation to the area's ski resorts and, accordingly, to Grand Lodge Casino.

Corporate and Other

Corporate expenses increased primarily due to increases in salaries and benefits.

In August 2016, we executed a lease for 4,479 square feet of office space in Las Vegas, Nevada. The new corporate space, while significantly smaller, is in a higher-quality office building and more convenient for consultants, lenders, investors and others with whom we do business. Monthly expenditures for rent in the new office space are currently $14,000 per month versus $11,000 per month under the previous lease, which was nearing the end of its term and expected to increase in cost. We began occupying the new office space in June 2017.

Non-GAAP Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes these measures are (i) widely used measures of operating performance in the gaming and hospitality industries, (ii) a principal basis for valuation of gaming and hospitality companies, and (iii) are utilized in the covenants within our debt agreements, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, this measure should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of our operating performance or liquidity.
The following table presents a reconciliation of net loss to Adjusted EBITDA:

(In thousands)	For the Years Ended December 31,
	2017	2016
Net loss	$(5,028)	$(5,094)
Income tax (benefit) provision	(150)	630
Loss before income taxes	(5,178)	(4,464)

Non-operating expense, net
Interest expense, net of amounts capitalized	10,856	9,486
Debt modification costs	—	624
Adjustment to fair value of warrants	1,379	543
	12,235	10,653
Operating income	7,057	6,189
Depreciation and amortization	8,602	7,928
(Gain) loss on asset disposals	(1)	344
Project development and acquisition costs	284	1,314
Share-based compensation	525	409
Adjusted EBITDA	$16,467	$16,184

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

	For the Year Ended December 31, 2017 (In thousands)
	Operating income (loss)	Depreciation and amortization	(Gain) loss on asset disposals	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$7,355	$3,370	$8	$—	$—	$10,733
Bronco Billy's Casino and Hotel	2,889	1,875	(6)	—	—	4,758
Rising Star Casino Resort	181	2,497	—	—	—	2,678
Northern Nevada Casinos	2,029	766	(6)	—	—	2,789
	12,454	8,508	(4)	—	—	20,958
Other operations
Corporate	(5,397)	94	3	284	525	(4,491)
	(5,397)	94	3	284	525	(4,491)
	$7,057	$8,602	$(1)	$284	$525	$16,467

	For the Year Ended December 31, 2016 (In thousands)
	Operating income (loss)	Depreciation and amortization	Loss on asset disposals, net	Project development and acquisition costs	Stock compensation	Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$6,654	$3,308	$32	$—	$—	$9,994
Bronco Billy's Casino and Hotel	2,200	1,215	8	—	—	3,423
Rising Star Casino Resort	277	2,645	9	—	—	2,931
Northern Nevada Casinos	2,900	746	295	—	—	3,941
	12,031	7,914	344	—	—	20,289
Other operations
Corporate	(5,842)	14	—	1,314	409	(4,105)
	(5,842)	14	—	1,314	409	(4,105)
	$6,189	$7,928	$344	$1,314	$409	$16,184

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Silver Slipper of $1.5 million in 2017 and $1.3 million in 2016, (ii) Northern Nevada segment of $1.9 million in 2017 and 2016, and (iii) Bronco Billy's of $0.3 million during 2017 and $0.2 million from May 13, 2016 through December 31, 2016. Capital lease payments of $0.7 million during 2017 and $0.6 million during 2016 related to Rising Star’s hotel are not deducted as such payments are accounted for as interest expense and amortization of the capitalized-lease-related debt.

Liquidity and Capital Resources

 Cash Flows

As of December 31, 2017, we had $19.9 million of unrestricted cash and equivalents and our $2 million Revolving Loan under our First Lien Credit Facility was undrawn and fully available. Management currently estimates that approximately $12 million of cash and equivalents is required for our day-to-day operations.

Our casinos are our primary sources of income and operating cash flows. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Subject to the effects of the economic uncertainties discussed herein, we believe that adequate financial resources (including from operating cash flows and external debt and equity financing) will be available to fund ongoing operating requirements over the next 12 months; however, there can be no assurances of our ability to obtain additional financing to fund our growth efforts.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2017 was $7.1 million compared to $7.9 million in 2016. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables. The decrease in our operating cash flows during 2017 compared to 2016 was primarily due to working capital timing differences.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2017 was $11.2 million, which primarily related to several growth projects at our existing properties. Cash used in investing activities during 2016 was $28.5 million and primarily related to the acquisition of Bronco Billy's.

 Cash flows – financing activities. On a consolidated basis, cash used in financing activities during 2017 was $3.1 million, which related to principal repayments for our First Lien Term Loan and the capital lease for the hotel at Rising Star, and debt issuance costs for our debt refinancing. Cash provided by financing activities during 2016 was $33.1 million, primarily related to $35 million of Second Lien Term Loan proceeds to finance the acquisition of Bronco Billy's and $4.6 million of rights offering proceeds, partially offset by First Lien Term Loan and Revolving Loan repayments.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet these obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and allowances for additional debt under our new indenture. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or the capital markets do not facilitate incremental issuances of debt, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Long-Term Debt. At December 31, 2017, we had $96.1 million of principal indebtedness, including $41.1 million under our First Lien Credit Facility and $55 million under our Second Lien Credit Facility. We also owed $5.3 million related to our capital lease. As discussed in the "Executive Overview" above, on February 2, 2018, we refinanced our First Lien and Second Lien Credit Facilities by issuing $100 million of new senior secured notes due 2024.  The proceeds from the Notes offering were used to pay off all of our outstanding First and Second Lien Credit Facilities, pay for costs associated with the refinancing, provide ongoing working capital, provide funds for capital expenditures, and for general corporate purposes. We paid $0.7 million in conjunction with the closing of the refinancing. We currently estimate, based on current LIBOR rates, that our cash interest expense in 2018 will be approximately $9 million, including the interest component of our capital lease. This estimate is based on our total outstanding debt and applicable interest rates within the next twelve months, including the estimated impact of changes from our refinancing subsequent to year end.

Common Stock Warrants. In 2016, we granted our Second Lien Lenders warrants representing rights to purchase approximately 1.0 million shares of our common stock at $1.67 per share, the average trading price of our common stock during a 60-day period bracketing the date of issuance. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility qualified as a triggering event. As of the date of this filing, the Second Lien Lenders have not exercised these redemption rights. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement. See Note 7 to the consolidated financial statements set forth in "Item 8. Financial Statements and Supplementary Data”, for further information associated with these warrants which could affect our liquidity and capital resources.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino contains an option for Hyatt, beginning on January 1, 2019, to purchase our leasehold interest and related casino operating assets. See Note 10 to the consolidated financial statements set forth in "Item 8. Financial Statements and Supplementary Data”, for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. We have made significant investments through 2017 and expect to make additional capital investments during 2018 and beyond. These capital investments are being funded partially by our existing and operational cash flows and partially from borrowings. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth. For the projects listed below, we expect to invest an estimated $4 million during 2018.

Rising Star Casino Resort - We are making significant improvements at Rising Star, including:

•
Implementation of a 10-vehicle ferry boat service to Kentucky, which will significantly shorten the distance for customers traveling from Kentucky to Rising Star. We have received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that we own in Burlington, Kentucky. Commencement of ferry boat operations remains subject to additional approvals, including but not limited to, the Army Corps of Engineers and the U.S. Coast Guard;

•	Improvements to the entry pavilion, as well as the hotel's lobby and hallways, beginning in early 2018; and

•	Refurbishment of a portion of the casino to include a VIP room and sense-of-arrival improvements.

We anticipate investing $3 million during 2018 for these projects.

Stockman's Casino - Our new porte cochère was completed during the first quarter of 2018.

Bronco Billy's - As discussed above in the "Executive Overview", we acquired land and options whereby a high-quality hotel and other amenities may be potentially constructed at this property. In addition, we may exercise our options to purchase the Imperial Hotel and to purchase or lease the former Imperial Casino, which we are considering reopening as a part of the proposed expansion of Bronco Billy's. We have invested $0.6 million in this project to date, including $0.2 million for the cost of the options. We anticipate investing $0.4 million during 2018 related to the exercise of some of the land options. Any significant additional investment is subject to the receipt of various approvals in Cripple Creek, including the vacation of certain streets that bisect the proposed project. For further information, see Note 10 to the consolidated financial statements set forth in "Item 8. Financial Statements and Supplementary Data”.

Additionally, we may fund various other capital expenditure projects, depending on our financial resources. Our capital expenditures may fluctuate due to decisions regarding strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful.

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

Principal Debt Arrangements

First Lien and Second Lien Credit Facilities

Our First Lien Credit Facility included a First Lien Term Loan of $45 million and Revolving Loan of $2 million, and our Second Lien Credit Facility included a term loan facility of $55 million. At December 31, 2017, we owed $41.1 million under our First Term Loan, our Revolving Loan was undrawn, and we owed $55 million under our Second Lien Credit Facility. On February 2, 2018 the Company refinanced its existing outstanding First Lien Credit Facility and Second Lien Credit Facility, as further discussed below.

Senior Secured Notes due 2024

As discussed above, on February 2, 2018, we refinanced our existing outstanding First Lien and Second Lien Credit Facilities with $100 million of new senior secured notes due 2024. The Notes are secured by liens on substantially all of our assets and are guaranteed by all of our restricted subsidiaries.

The Notes incur interest at the greater of LIBOR or 1%, plus 700 basis points (increasing to 750 basis points under circumstances, as discussed below) payable quarterly, require quarterly principal payments of $0.25 million, additional annual principal payments based on excess cash flows (as defined and beginning after the 2018 calendar year), and the payment of unpaid interest and principal due February 2, 2024. The indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as the Company's CEO. Mr. Lee has no current intention to sell any shares.

Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price through February 1, 2019 is the greater of 101% of the outstanding principal or a "make whole" provision, as defined in the Notes. Thereafter, the Notes may be prepaid at 102% of par through February 1, 2020, 101.5% through February 1, 2021, 100.5% through February 1, 2022 and 100% thereafter.

Covenants

The First Lien and Second Lien Credit Facilities contained customary representations and warranties, events of default, and positive and negative covenants, including limits on capital expenditures and the maintenance of specified financial covenants.

The Notes similarly contain representations and warranties, customary events of default, and positive, negative and financial covenants, including that we maintain compliance with a maximum total leverage ratio, which measures EBITDA against outstanding indebtedness (as defined). The total leverage covenant ratio requirements are 5.75x through March 31, 2018, 5.50x through June 30, 2018, 5.50x through September 30, 2018, and 5.25x through December 31, 2018. We are allowed to deduct up to $15 million of our cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such covenants.

As of December 31, 2017, we were in compliance with our covenants; however, there can be no assurances that we will remain in compliance with all covenants in the future. See Note 7 to the consolidated financial statements set forth in "Item 8. Financial Statements and Supplementary Data” for more information about our First Lien and Second Lien Credit Facilities and Notes due 2024.

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

Impairment of Long-lived Assets, Goodwill and Indefinite-Lived Intangibles

Our long-lived assets include property and equipment, goodwill, and indefinite-lived intangibles and are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable.  Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include, as applicable, an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which we operate, or a significant long-term decline in historical or forecasted earnings or cash flows or the fair value of our property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, we consider: (i) the length of time and the extent to which the fair value or market value has been less than cost; (ii) the financial condition and near-term prospects of the casino property, including any specific events which may influence the operations; (iii) our intent related to the asset and ability to retain it for a period of time sufficient to allow for any anticipated recovery in fair value; (iv) the condition and trend of the economic cycle; (v) historical and forecasted financial performance; and (vi) trends in the general market.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2017 and 2016 annual impairment tests, we utilized the option to perform a qualitative analysis for our goodwill and indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value.

Fixed Asset Capitalization and Depreciation Policies

We define a fixed asset as a unit of property that (i) has an economic useful life that extends beyond 12 months and (ii) was acquired or produced for a cost greater than $2,500 for a single asset or greater than $5,000 for a group of assets. Property and equipment are stated at cost. For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values. We acquired Bronco Billy's in May 2016, Silver Slipper in October 2012, Rising Star in April 2011 and Stockman's in January 2007. Project development costs, which are amounts expended on the pursuit of new business opportunities, and acquisition-related costs are expensed as incurred. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors and property taxes. Salaries are capitalized only for employees working directly on the project. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is sometimes a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. In addition, our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Goodwill and Business Combinations

Goodwill represents the excess of the purchase price over fair value of net tangible and other intangible assets acquired in connection with business combinations.  We accounted for our acquisition of casino properties, most recently Bronco Billy's Casino and Hotel, along with the prior acquisitions of Silver Slipper Casino and Hotel and Rising Star Casino Resort, as business combinations. In a business combination, we determine the fair value of acquired assets, including identifiable intangible assets, assumed liabilities, and non-controlling interests, if any. The fair value of the acquired business is allocated to the acquired assets, assumed liabilities, and non-controlling interests based on their fair value, with any remaining fair value allocated to goodwill. This allocation process requires use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

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

Hotel rooms, food and beverage and other services provided by us on a complimentary basis are recorded at estimated retail value, then subtracted as promotional allowances (a contra-revenue item) to calculate net revenues. The actual estimated cost of providing such goods and services is then charged as a casino operating expense.

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

Income Taxes

We are subject to federal and state taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions, including fundamental changes to the applicable tax laws. As of December 31, 2017, we had recorded a full valuation allowance on our net deferred tax assets because we were unable to determine that it is more likely than not that our deferred tax assets will be realized within the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.

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

Common Stock Warrant Liability

We measure the fair value of our common stock warrants at each reporting period based on Level 3 inputs as determined by GAAP. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilizes a "Monte Carlo" simulation approach, a mathematical technique used to model the probability of different outcomes, to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. Changes in the fair value measurement of our warrant liability are measured quarterly, including changes caused by increases or decreases in our stock price, and are expensed or credited to income during the measurement period.

Share-based Compensation

We have granted shares of common stock and stock options to key members of management and the board of directors.  Accounting standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period.  Share-based compensation expense from stock awards is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients.  We use the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes-determined fair value, net of forfeitures, is amortized as compensation cost on a straight-line basis over the service period.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 as set forth in “Item 8. Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders Full House Resorts, Inc. and Subsidiaries Las Vegas, Nevada

Opinion on the Consolidated Financial Statements.  We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2017, and the notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States (U.S.).

Basis for Opinion.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Piercy Bowler Taylor & Kern Certified Public Accountants We have served as the Company's auditor since 2004 Las Vegas, Nevada March 8, 2018

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Revenues
Casino	$144,495	$131,584
Food and beverage	32,471	28,797
Hotel	8,863	8,637
Other operations	4,444	4,394
Gross revenues	190,273	173,412
Less promotional allowances	(29,006)	(27,420)
Net revenues	161,267	145,992
Operating expenses
Casino	76,305	68,127
Food and beverage	12,528	9,804
Hotel	1,084	969
Other operations	1,923	1,561
Project development and acquisition costs	284	1,314
Selling, general and administrative	53,472	49,756
Depreciation and amortization	8,602	7,928
Loss on disposal of assets and other, net	12	344
	154,210	139,803
Operating income	7,057	6,189
Other expense, net
Interest expense, net of amounts capitalized	(10,856)	(9,486)
Debt modification costs	—	(624)
Adjustment to fair value of stock warrants	(1,379)	(543)
	(12,235)	(10,653)
Loss before income taxes	(5,178)	(4,464)
Income tax (benefit) expense	(150)	630
Net loss	$(5,028)	$(5,094)

Basic and diluted loss per share	$(0.22)	$(0.26)
Basic and diluted weighted average number of common shares outstanding	22,882,960	19,601,842

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and equivalents	$19,910	$27,038
Accounts receivable, net of allowance for doubtful collection of $103 and $53	1,760	1,909
Inventories	1,692	1,329
Prepaid expenses	2,849	2,809
	26,211	33,085

Property and equipment, net	114,058	111,465
Goodwill	21,286	21,286
Other intangible assets, net	10,936	10,966
Deposits	994	404
	147,274	144,121
	$173,485	$177,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,182	$4,910
Accrued payroll and related	3,115	3,126
Other accrued expenses	8,846	7,996
Current portion of long-term debt	1,000	1,688
Current portion of capital lease obligation	421	419
	18,564	18,139

Common stock warrant liability and other long-term obligations	2,689	1,117
Long-term debt, net of current portion	93,566	94,246
Capital lease obligation, net of current portion	4,861	5,318
Deferred tax liability	1,757	1,907
	121,437	120,727
Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,294,084 and 24,221,558 shares issued; 22,937,489 and 22,864,963 shares outstanding	2	2
Additional paid-in capital	51,868	51,271
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings	1,832	6,860
	52,048	56,479
	$173,485	$177,206
 See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017 and 2016
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
December 31, 2017	Shares	Dollars		Shares	Dollars
Beginning balances	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479
Share-based compensation and option exercises	73	—	597	—	—	—	597
Net loss	—	—	—	—	—	(5,028)	(5,028)
Ending balances	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
December 31, 2016	Shares	Dollars		Shares	Dollars
Beginning balances	20,326	$2	$46,221	1,357	$(1,654)	$11,954	$56,523
Issuance of common stock, net of issuance costs	3,846	—	4,641	—	—	—	4,641
Share-based compensation	49	—	409	—	—	—	409
Net loss	—	—	—	—	—	(5,094)	(5,094)
Ending balances	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,028)	$(5,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,602	7,928
Amortization of debt issuance costs and warrants	882	1,088
Change in fair value of stock warrants	1,379	543
(Gain) loss on disposals and other	(1)	567
Share-based compensation	525	409
Changes in operating assets and liabilities:
Accounts receivable	149	(445)
Inventories and prepaid expenses	(403)	(5)
Deferred taxes	(150)	631
Accounts payable and accrued expenses	1,188	2,298
Net cash provided by operating activities	7,143	7,920
Cash flows from investing activities:
Acquisition of Bronco Billy's, net of cash acquired	—	(28,369)
Purchase of property and equipment	(11,070)	(3,496)
Restricted cash	—	569
Proceeds from repayment of tribal advance	—	250
Refunded acquisition deposit and other, net	(141)	2,536
Net cash used in investing activities	(11,211)	(28,510)
Cash flows from financing activities:
First Term Loan repayments	(2,249)	(2,688)
Revolving Loan repayments	—	(2,000)
Second Term Loan borrowings	—	35,000
Repayment of long-term debt on capital lease obligation	(455)	(433)
Deferred financing costs	(429)	(1,466)
Proceeds from issuance of common stock, net of issuance costs	—	4,641
Proceeds from exercise of stock options	73	—
Net cash (used in) provided by financing activities	(3,060)	33,054
Net (decrease) increase in cash and equivalents	(7,128)	12,464
Cash and equivalents, beginning of year	27,038	14,574
Cash and equivalents, end of year	$19,910	$27,038

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$9,909	$8,187
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$1,435	$1,367
Issuance of common stock warrants	$—	$574

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

We manage our casinos based on geographic regions within the United States.  See Note 14 for further information.

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

Inventories. Inventories consist primarily of food, beverage and retail items, and are stated at the lower of cost or net realizable value. Costs are determined using the first-in, first-out and the weighted average methods.

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

Property and Equipment. Property and equipment are stated at cost and are capitalized and depreciated while normal repairs and maintenance are charged to expense. A significant amount of the Company’s property and equipment was acquired through business combinations and therefore recognized at fair value at the acquisition date.  Gains or losses on dispositions of property and equipment are included in operating expenses, effectively as adjustments to depreciation estimates.

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

Land improvements	15 to 18 years
Buildings and improvements	3 to 44 years
Furniture, fixtures and equipment	2 to 10 years

Leases. We lease certain property and equipment used in our operations under long-term operating leases some of which include scheduled increases in minimum rents. These operating lease payments are recognized as rent expense with scheduled rent increases recognized on a straight-line basis over the initial lease term. Some of our property and equipment is held under capital leases. These assets are included in property and equipment and amortized over the term of the lease. We do not report rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense.

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

Debt Issuance Costs and Debt Discounts. Debt issuance costs and debt discounts incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt and are amortized over the contractual term of the debt to interest expense using the effective interest method. When our existing debt agreements are modified, we amortize such costs to interest expense using the effective interest method over the terms of the modified debt agreement.

Revenue Recognition and Promotional Allowances.  Casino revenue is the aggregate net difference between gaming wins and losses, with certain liabilities recognized including progressive jackpots, earned customer-loyalty incentives, funds deposited by customers before gaming play occurs and for chips and tokens in the customers’ possession.

Hotel, food and beverage, entertainment and other operating revenues are recognized as these services are performed. Advance deposits on rooms and advance ticket sales are recorded as liabilities until services are provided to the customer without regard to whether they are refundable. Sales and similar revenue-linked taxes collected from customers on behalf of, and submitted to, taxing authorities are also excluded from revenue and recorded as a current liability.

Revenues are recognized net of certain sales incentives and, accordingly, cash incentives for gambling activity such as cash back and free play have been netted against gross revenues. The retail value of hotel accommodations, food and beverage items and entertainment provided to guests without charge is included in revenues and then deducted as promotional allowances to arrive at net revenues. The estimated costs of providing these promotional allowances are primarily included in casino operating expenses. The amounts in promotional allowances and the estimated cost of such promotional allowances are noted in the tables below:

Retail Value of Promotional Allowances
(In thousands)	Year Ended December 31,
	2017	2016
Food and beverage	$20,602	$18,872
Rooms	7,177	7,090
Other incentives	1,227	1,458
	$29,006	$27,420

Costs of Providing Promotional Allowances
(In thousands)	Year Ended December 31,
	2017	2016
Food and beverage	$20,462	$17,324
Rooms	4,584	4,426
Other incentives	855	975
	$25,901	$22,725

Advertising Costs.  Costs for advertising are expensed as incurred or the first time the advertising takes place and are included in selling, general and administrative expenses. Total advertising costs were $3.7 million and $3.4 million for the years ended December 31, 2017 and 2016, respectively.

Customer Loyalty Programs. We have customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, Bronco Billy’s MVP “Most Valuable Players” Club, Rising Star Rewards Club™, Grand Lodge Players Advantage Club® and Stockman’s Winner’s Club.  Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time.  At December 31, 2017 and 2016, our liability for the estimated cost to provide such benefits totaled $1.3 million. Such amounts are included in “other accrued expenses" on the consolidated balance sheets.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, which are expensed as incurred. During 2017, these costs were associated with potential projects in Indiana. During 2016, these costs were related to both the acquisition of Bronco Billy's and potential projects in Indiana.

Share-based Compensation. Share-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company's stock on the grant date for other share-based awards. The cost is recognized as an expense on a straight-line basis over the employee's requisite service period (the vesting period of the award) net of forfeitures, which are recognized as they occur.

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

Earnings (loss) per share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including stock options and warrants, using the treasury stock method.

For the years ended December 31, 2017 and 2016, we recorded a net loss. Accordingly, all potentially dilutive securities, totaling 3,497,842 and 3,064,518 shares, were excluded from the loss per share computation, as their effect would be anti-dilutive.

Other reclassifications. Certain minor reclassifications have been made to 2016 amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or retained earnings.

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

In May 2014, the FASB issued a comprehensive new revenue recognition model, ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 has been amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, which the FASB issued in August 2015, March 2016, April 2016, May 2016 and May 2016, respectively. The effective date for the amended ASU 2014-09 is for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. ASU 2014-09 outlines a new, single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including gaming industry specific guidance. ASU 2014-09 also provides a five-step analysis in determining how and when the revenue is recognized and will require revenue recognition to represent the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Revenues are defined as inflows or other enhancements of assets of an entity or settlements of its liabilities (or a combination of both) from delivering or producing goods, rendering services, or other activities that constitute the entity’s ongoing major or central operations.

The Company adopted the accounting standard relating to revenue recognition during the first quarter of 2018 and is in the process of implementing the new guidance and continues to assess the impacts it will have on its consolidated financial statements and footnote disclosures. The standard permits the use of either the retrospective or modified retrospective transition method. The Company has identified the following impacts under the new revenue recognition standard as the Company: (i) will no longer be permitted to recognize revenues for complimentary goods and services provided to customers as an inducement to gamble as gross revenue with a corresponding offset to promotional allowances to arrive at net revenues, as the Company expects the majority of such amounts will offset casino revenues, and (ii) will change the manner the Company accrues customer benefits related to its customer loyalty programs as the resulting liabilities will be recorded using the retail value of such benefits. The quantitative effects of these changes along with the transition method are still being analyzed.

Management believes that there are no other recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.

3. ACQUISITION

On May 13, 2016, we completed our acquisition of Bronco Billy's Casino and Hotel from Pioneer Group, Inc. for consideration of $31.1 million, inclusive of an adjustment for net working capital. The acquisition included the three contiguous licensed operations in Cripple Creek, Colorado known as Bronco Billy's Casino, Buffalo Billy's Casino and Billy's Casino (collectively referred to as "Bronco Billy's"). The results of Bronco Billy's operations have been included in the consolidated financial statements since that date. The acquisition was financed primarily through a $35 million increase in our Second Lien Credit Facility (see Note 7).

During the fourth quarter of 2016, we completed our valuation analysis. Our fair value estimates utilize significant unobservable inputs and thus represent Level 3 fair value measurements. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and equivalents	$2,682
Other current assets	258
Property and equipment	16,694
Goodwill	4,806
Gaming licenses	7,000
Trade names	1,800
Total assets	33,240

Current liabilities	2,189

Net assets acquired	$31,051

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

From May 13, 2016 through December 31, 2016, Bronco Billy's revenues were $16.2 million, operating income was $2.2 million and net income was $2.0 million, and were included in our consolidated statements of operations for the year ended December 31, 2016. The Company incurred $0.6 million of project development and acquisition costs related to this business combination during 2016.

The following unaudited pro forma consolidated income statement for the Company includes the results of Bronco Billy's as if the acquisition and related financing transactions occurred on January 1, 2015. The pro forma financial information does not necessarily represent the results that might have actually occurred or may occur in the future. The pro forma amounts include the historical operating results of Full House and Bronco Billy's prior to the acquisition, adjusted only for matters directly attributable to the acquisition, which primarily include interest expense related to the amended and restated First Lien and Second Lien Credit Facilities (see Note 7). The pro forma results also reflect adjustments for the removal of non-recurring expenses directly attributable to the transaction of $1.4 million during 2016. These non-recurring expenses primarily related to acquisition costs and debt modification costs. The pro forma results do not include any anticipated synergies or other expected benefits from the acquisition.

Pro Forma Consolidated Statement of Operations
(In thousands except per share data, unaudited)

Year Ended
December 31, 2016
Net revenues	$154,734
Net loss	(5,818)
Basic and diluted loss per share	(0.30)

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Land and improvements	$15,376	$14,548
Buildings and improvements	106,728	102,410
Furniture and equipment	41,281	37,312
Construction in progress	2,723	868
	166,108	155,138
Less accumulated depreciation and amortization	(52,050)	(43,673)
	$114,058	$111,465
Property and equipment included assets under capitalized leases related to our hotel at Rising Star Casino Resort (Note 8) as follows (in thousands):

	December 31,
	2017	2016
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,724
	7,726	7,726
Less accumulated amortization	(2,087)	(1,586)
	$5,639	$6,140

5. GOODWILL AND INTANGIBLES

Goodwill:

The following tables set forth changes in the carrying value of goodwill by segment (in thousands):

	December 31, 2017
	Gross Carrying Value	Additions	Accumulated Impairments	Balance at End of the Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Bronco Billy's Casino and Hotel	4,806	—	—	4,806
Rising Star Casino Resort	1,647	—	(1,647)	—
Northern Nevada	5,809	—	(4,000)	1,809
Goodwill, net of accumulated impairment losses	$26,933	$—	$(5,647)	$21,286

	December 31, 2016
	Gross Carrying Value	Additions	Accumulated Impairments	Balance at End of the Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Bronco Billy's Casino and Hotel	—	4,806	—	4,806
Rising Star Casino Resort	1,647	—	(1,647)	—
Northern Nevada	5,809	—	(4,000)	1,809
Goodwill, net of accumulated impairment losses	$22,127	$4,806	$(5,647)	$21,286

Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets (in thousands):

	December 31, 2017
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments, Net	Intangible Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(163)	—	1,257
Gaming Licenses	Indefinite	17,981	—	(10,203)	7,778
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	101	—	—	101
		$28,902	$(7,763)	$(10,203)	$10,936

	December 31, 2016
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments, Net	Intangible Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(132)	—	1,288
Gaming Licenses	Indefinite	17,981	—	(10,203)	7,778
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	100	—	—	100
		$28,901	$(7,732)	$(10,203)	$10,966

There were no impairments to goodwill or intangible assets for the years ended December 31, 2017 and 2016.

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

Land Lease Acquisition Costs and Water Rights.  Silver Slipper recognized intangible assets related to its lease agreement with Cure Land Company, LLC (see Note 10). The lease was valued at $1 million and represents the excess fair value of the land over the estimated net present value of the land lease payments, and the water rights value of $0.4 million represented the fair value of the water rights based upon market rates in Hancock County, Mississippi.

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

Current and Future Amortization.   Intangible asset amortization expense was $31,000 for each of the years ended December 31, 2017 and December 31, 2016, respectively.

Total amortization expense for intangible assets is expected to be $31,000 for each of the years ending 2018 through 2022 and $1.1 million thereafter.

6. ACCRUED LIABILITIES

Other accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Player club points and progressive jackpots	$3,166	$2,901
Real estate and personal property taxes	1,564	1,538
Gaming and other taxes	1,801	1,667
Gaming related accruals	442	622
Accrued rent	1,032	443
Other	841	825
	$8,846	$7,996

7. LONG-TERM DEBT, SUBSEQUENT EVENT AND COMMON STOCK WARRANT LIABILITY

Long-Term Debt

Debt Refinancing. On February 2, 2018, the Company refinanced its existing outstanding First Lien Credit Facility and Second Lien Credit Facility (together, the "First Lien and Second Lien Credit Facilities") with the closing of $100 million of new senior secured notes due 2024 (the "Notes"). Accordingly, a portion of the previously expected current maturities under the First Lien and Second Lien Credit Facilities are reflected as long-term as of December 31, 2017. The current portion of long-term debt at that date reflects expected payments on the Notes during 2018.

Proceeds from the Notes offering were used to fully repay the First Lien and Second Lien Credit Facilities (including a 2% prepayment premium related to the Second Lien Credit Facility) and to fund other refinancing costs.

The Notes include a 2% original issue discount, quarterly interest payments at the greater of LIBOR or 1%, plus a margin rate of 700 basis points (increasing to 750 basis points under certain circumstances, as defined) and quarterly principal payments of $0.25 million. The Company is also required to redeem the Notes with any excess cash flow, as calculated annually and defined in the Notes, beginning with its annual results for the 2018 fiscal year. Management believes that no additional principal payments will be required during 2018 due to its capital expenditures, which reduce the excess cash flow, as defined.

The Notes are collateralized by substantially all of the Company's assets and guarantees by all of our subsidiaries. The Notes also contain representations and warranties, customary events of default, and positive, negative and financial covenants, including that the Company maintain compliance with a maximum total leverage ratio, which measures EBITDA against outstanding indebtedness (as defined). Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets.

The Company may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest.

Prior Credit Facilities. On May 13, 2016, we entered into an amended and restated First Lien Credit Facility which included a First Term Loan of $45 million and Revolving Loan of $2 million, and an amended and restated Second Lien Credit Facility which included a term loan facility increase from $20 million to $55 million, of which the additional proceeds of $35 million were used primarily to complete our acquisition of Bronco Billy's.

The First Lien Credit Facility was due to mature in May 2019 and included quarterly principal payments as defined and interest based on the greater of the elected LIBOR (as defined) or 1.0%, plus a margin rate of 4.25%. The Second Lien Credit Facility was due to mature in November 2019 with all principal due at maturity, included interest at 13.5% and had a prepayment premium of 2% as of December 31, 2017.

The First Lien and Second Lien Credit Facilities contained customary representations and warranties, events of default, and positive and negative covenants, including limits on capital expenditures and the maintenance of specified financial covenants including a total leverage ratio, a first lien leverage ratio, and a fixed-charge coverage ratio. We were in compliance with our covenants as of December 31, 2017.

Long-term debt, related discounts and issuance costs consisted of the following:

(In thousands)	December 31, 2017
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$41,063	$—	$(313)	$40,750
Revolving Loan	—	—	—	—
Second Term Loan	55,000	(305)	(879)	53,816
	96,063	(305)	(1,192)	94,566
Less current portion	(1,000)	—	—	(1,000)
	$95,063	$(305)	$(1,192)	$93,566

(In thousands)	December 31, 2016
	Outstanding Principal	Unamortized Discount	Unamortized Debt Issuance Costs	Long-term Debt, Net
First Term Loan	$43,312	$—	$(561)	$42,751
Revolving Loan	—	—	—	—
Second Term Loan	55,000	(469)	(1,348)	53,183
	98,312	(469)	(1,909)	95,934
Less current portion	(1,688)	—	—	(1,688)
	$96,624	$(469)	$(1,909)	$94,246

Maturities of Long-Term Debt. Future maturities under the First Lien and Second Lien Credit Facilities ("Prior Facilities") and Notes follow (in thousands):

	Prior Facilities	Notes
2018	$2,250	$1,000
2019	93,813	1,000
2020	—	1,000
2021	—	1,000
2022	—	1,000
Thereafter	—	95,000
	$96,063	$100,000

Common Stock Warrant Liability

As part of the Second Lien Credit Facility, on May 13, 2016, the Company granted the second lien lenders 1,006,568 warrants, representing 5% of the outstanding common equity of the Company at that time, as determined on a fully-diluted basis. The warrants have an exercise price of $1.67 (the average trading price of the Company's common stock during a 60-day period bracketing the completion of the financing) and expire on May 13, 2026. The warrants also provide the warrant holders with redemption rights, pre-emptive rights under certain circumstances to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the warrant holders, at their option, to require the Company to repurchase all or a portion of all of the warrants in the event of: (i) the maturity of the Second Lien Credit Facility, (ii) an acceleration pursuant to the Second Lien Credit Facility, (iii) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Second Lien Facility debt outstanding as of May 13, 2016 by more than 50%, (iv) a liquidity event, as defined, or (v) the Company's insolvency. The repurchase value is the 21-day average price of the Company's stock at the time of the event, as defined, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined. Although unsecured, the note would be guaranteed by the Company's subsidiaries. Alternatively, the second lien lenders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

The refinancing of the Second Lien Credit Facility on February 2, 2018 qualifies as a triggering event to require the Company to repurchase all or a portion of the warrants if elected by the warrant holders. At the refinance date and subsequently, the warrant holders did not exercise these redemption rights, although they continue to maintain these rights through the expiration of the warrants.

We measure the fair value of the warrants at each reporting period. The fair value at issuance of the warrants was $0.6 million, which was recorded as: (i) a liability due to the redemption feature, and (ii) a resulting discount to the Second Lien Credit Facility. The discount is amortized to interest expense during the term of the Second Lien Credit Facility which is 3.5 years. The Company recognized $1.4 million of expense during 2017, and $0.5 million of expense from May 13, 2016 to December 31, 2016 due to a change in the fair value of the warrants, which was reflected as part of "other" non-operating expense on the consolidated statements of operations.

Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a "Monte Carlo" simulation approach, a mathematical technique used to model the probability of different outcomes, to measure the fair value of the warrants. At December 31, 2017, the simulation included the Company's stock price and the following assumptions: an expected contractual term of 3.84 years, an expected stock price volatility rate of 47.55%, an expected dividend yield of 0%, and an expected risk-free interest rate of 2.1%. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. The Company also utilized the Monte Carlo simulation approach for its valuation at December 31, 2016, which included the following assumptions: an expected contractual term of 3.38 years, an expected stock price volatility rate of 47.68%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.68%.

8. CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort pursuant to a capital lease agreement with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”).

On March 16, 2016, the hotel lease agreement was amended. The amendment extended the initial term of the lease by four years to October 1, 2027 and modified the rent payment schedule from $77,537 per month as follows: (i) to $48,537 per month from April 2016 through March 2017, (ii) to $56,537 per month from April 2017 through March 2018; (iii) to $57,537 per month from April 2018 through March 2019; and (iv) to $63,537 per month from April 2019 through March 2020. Beginning April 1, 2020 through the end of the lease, the scheduled monthly payment shall be $54,326. The amendment also required the Company to make certain improvements to the Rising Star Casino Resort of at least $1 million by March 31, 2017 which the Company satisfied. The lease payments include an annual interest rate of 3.5% through September 30, 2017 and 4.5% thereafter.

On September 17, 2017, we entered into a second amendment to the lease agreement to facilitate construction of the Recreational Vehicle Park adjoining the leased hotel.

At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At December 31, 2017, such net amount was $5.3 million. Upon expiration of the lease term, if we have not yet exercised our option to purchase the hotel, either (i) the Landlord has the right to sell the hotel to us, or (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs. The lease agreement is not guaranteed by the parent company or any subsidiary other than Gaming Entertainment (Indiana) LLC and has customary provisions in the event of a default.

Future minimum lease payments and the present value of such payments based on this amendment related to the capital lease, as of December 31, 2017, are as follows (in thousands):

2018	$631
2019	744
2020	680
2021	652
2022	652
Thereafter	3,151
Total minimum lease payments	6,510
Less: amount representing interest	(1,228)
Present value of minimum lease payments	$5,282

9. INCOME TAXES

The income tax provision (benefit) attributable to our loss before income taxes consisted of the following (in thousands):

		Years Ended December 31,
		2017	2016
Current:	Federal	$—	$—
	State	—	—
		—	—

Deferred:	Federal	1,278	(1,383)
	State	(686)	(505)
	(Decrease) increase in valuation allowance	(742)	2,518
		(150)	630
		$(150)	$630

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2017		2016
	Percent	Amount	Percent	Amount
Federal income tax benefit at U.S. statutory rate	34.0%	$(1,760)	34.0%	$(1,518)
State taxes, net of federal benefit	8.7%	(452)	7.5%	(333)
Change in valuation allowance, exclusive of Tax Reform impact	(57.5)%	2,979	(56.5)%	2,518
Effect of Tax Reform on net deferred taxes	17.2%	(890)	—%	—
Permanent differences	(1.7)%	91	(2.1)%	95
Credits	2.2%	(116)	2.9%	(129)
Other	—%	(2)	0.1%	(3)
	2.9%	$(150)	(14.1)%	$630

Our deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Deferred compensation	$438	$655
Depreciation of fixed assets	—	42
Intangible assets and amortization	4,415	6,830
Net operating loss carry-forwards	4,505	2,861
Accrued expenses	772	1,077
Allowance for doubtful accounts	24	19
Credits	336	220
Common stock warrant liability	541	263
Charitable contribution carry-forward	72	90
Valuation allowance	(9,011)	(9,753)
	2,092	2,304
Deferred tax liabilities:
Depreciation of fixed assets	(910)	(631)
Amortization of indefinite-lived intangibles	(1,757)	(1,907)
Prepaid expenses	(651)	(1,055)
Effect of state taxes on future federal returns	(505)	(585)
Other	(26)	(33)
	(3,849)	(4,211)
	$(1,757)	$(1,907)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act makes broad and complex changes to the U.S. tax code that will affect 2017, including bonus depreciation that will allow for full expensing of qualified property purchases.
The 2017 Tax Act also establishes new tax laws that will affect 2018 and beyond, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax; (3) limitation on deductibility of interest expense; (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of net operating losses ("NOLs") generated after December 31, 2017 to reduce taxable income.
The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.
Our accounting for the following elements of the 2017 Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:
Reduction of US federal corporate tax rate: The 2017 Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. The carrying value of our net deferred tax assets is determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will impact the carrying value of our deferred tax assets. Under the new corporate income tax rate, net deferred income tax assets will decrease by $2.8 million and the valuation allowance will decrease by $3.7 million. The net effect of the tax reform enactment on the consolidated financial statements is an income tax benefit of $0.9 million. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analyses related to the 2017 Tax Act, including the state tax effect of adjustments made to federal temporary differences, as well as changes to our valuation allowance.

Valuation allowances: The Company must assess whether its valuation allowance analyses are affected by various aspects of the 2017 Tax Act. Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the 2017 Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.
As of December 31, 2017, we had an NOL of $13.7 million and state tax carry-forwards of $27.1 million, which can be carried forward 20 years and begin to expire after 2035. We also have general business credits of $0.3 million, which begin to expire after 2035.

Intangible asset impairment charges recorded in prior years resulted in a significant amount of deferred tax assets. In assessing the future realization of the Company’s deferred tax assets, we considered whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We evaluated both positive and negative evidence in determining the need for a valuation allowance. We continue to assess the future realization of deferred tax assets and have concluded that we have not met the "more likely than not" threshold. As of December 31, 2017, we continue to provide a valuation allowance against our remaining deferred tax assets after being utilized by deferred tax liabilities for all jurisdictions. The valuation reserve against deferred tax assets has no effect on the actual taxes paid or owed by the Company.
As of December 31, 2017 and 2016, we had $1.8 million and $1.9 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles for which the timing of the reversal is not determinable and, therefore, does not assure the realization of deferred tax assets or reduce the need for a valuation allowance.

The Company’s utilization of NOLs and the general business tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 ("IRC"), and similar state provisions due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. While the Company has not completed an IRC Section 382/383 analysis to determine if there are any annual limitations on the utilization of NOLs and tax credit carryforwards, the Company does not believe that there have been greater than 50% ownership change in the last three years that would prohibit the Company from utilizing all of their tax attributes.
Management has made an annual analysis of its state and federal tax returns and concluded that the Company has no recordable liability, as of December 31, 2017 or 2016, for unrecognized tax benefits as a result of uncertain tax positions taken.
As of December 31, 2017, the Company is subject to U.S. federal income tax examinations for the tax years 2014 through 2017. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.
10. SETTLEMENTS, COMMITMENTS AND CONTINGENCIES

Litigation Settlement

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

During September 2017, we reached a settlement with the contractor and contractor's insurance company. The parties agreed to a mutual release of all claims and counterclaims, and the contractor and the contractor's insurance company paid $675,000 to the Company. The settlement effectively compensated the Company for legal and other costs associated in pursuing the matter from inception, including $0.1 million of legal costs during each of 2017 and 2016. The settlement proceeds reduced selling, general and administrative costs.

We are party to a number of pending legal proceedings related to matters that occurred in the normal course of business.  Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations and cash flows.

Options to Purchase or Lease Land and Buildings

During November 2017, the Company capitalized $0.2 million of costs for the options to purchase or lease various buildings and land in Cripple Creek, Colorado, near Bronco Billy's. The options include:

•
an option to purchase or lease land consisting of a closed casino, with an original expiration date of March 1, 2018 and four additional one-month extension options to July 1, 2018. Each one-month extension option costs $22,500. If purchased, the purchase option price is $2.2 million. If leased, the lease would include a minimum three-year term with annual lease payments of $0.2 million and a purchase option price within the lease that increases annually;

•	an option to purchase land improved with a hotel for $1.7 million, with an expiration date of February 1, 2019; and

•	an option to purchase land improved with a residence for $0.3 million, with an expiration date of February 1, 2019.

Operating Leases

In addition to the following significant leases, we have operating leases for certain office and warehouse facilities, office equipment, signage and land.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of gross gaming revenue (as defined) in excess of $3.65 million in any given month. We recognized $1.4 million of rent expense, including $0.5 million of contingent rents, during 2017, and $1.3 million of rent expense, including $0.3 million of contingent rents, during 2016.

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

Bronco Billy's Lease through January 2035 and Option to Purchase.  Bronco Billy's leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy's exercised its first renewal option through January 2020, which increased the monthly rents to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a requirement for Bronco Billy's to pay the property taxes and certain other costs associated with the leased property, and includes a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal. We also have a surface parking lot lease directly behind Bronco Billy's under a short-term lease expiring in June 2019. Under the lease, we have the right to purchase such lot for $1.2 million.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. ("Hyatt") to operate the Grand Lodge Casino.  The lease is collateralized by the Company’s interests under the lease and property, as defined, and is subordinate to the liens of the First Lien and Second Lien Credit Facilities and the Notes. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent increased from $125,000 to $145,833 on July 1, 2017, and to $166,667 commencing on January 1, 2018. As a condition of the lease, the Company purchased new gaming devices and equipment and made other capital expenditures totaling up to $1.5 million and Hyatt renovated the casino at its sole cost and expense of up to $3.5 million, with both parties completing these renovations during the second quarter of 2017. We recognized $1.9 million of rent expense related to this lease during 2017 and 2016.

We also have an agreement with Hyatt for exclusive usage of certain hotel rooms and suites by our casino guests. The agreement, which commenced on June 1, 2016, includes a monthly fee of $41,667, a mutual six-month termination notification clause and matures on August 31, 2023, or earlier as set forth therein.

Corporate Office Lease. In August 2016, the Company executed a lease for 4,479 square feet of office space in Las Vegas, Nevada, replacing our previous office space lease that was due to expire in May 2018. The new lease terms include a length of 7.6 years and approximately $0.2 million of annual rents. The Company began occupying the new office space in June 2017. During the third quarter, the Company and its landlord agreed to terminate the previous office space lease effective October 31, 2017, with the Company paying two months of additional rent in lieu of the remaining payments for the full remaining term.

Rent expense for all operating leases for the years ended December 31, 2017 and December 31, 2016 was $4.1 million and $3.7 million, respectively.

The Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows (in thousands):

2018	$3,561
2019	3,589
2020	3,250
2021	3,114
2022	3,119
Thereafter	34,600
$51,233

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

Defined Contribution Pension Plan

We sponsor a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us.  Matching contributions made by us were $0.3 million for each of 2017 and 2016, excluding nominal administrative expenses assumed. For 2017 and 2016, the Company's employer contribution rate was 50% up to 4% of compensation.

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
11. STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTION

The Company closed a rights offering on November 10, 2016 and received a total of $5 million of gross proceeds (or $4.64 million of net proceeds after offering costs) through the issuance of 3,846,154 shares of common stock at a price of $1.30 per share. The net proceeds from the rights offering were used to partially fund certain capital expenditure growth projects at our existing properties, as well as for general corporate purposes.

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
12. SHARE-BASED COMPENSATION

2015 Equity Incentive Plan. During the second quarter of 2017, our stockholders approved an amendment to the 2015 Equity Incentive Plan ("2015 Plan") that increased the number of shares of common stock available for issuance under the 2015 Plan from 1,400,000 to 2,500,000. In addition to the increase in the number of authorized shares issuable under the 2015 Plan, the amendment included several "best practices" changes. The 2015 Plan includes new shares reserved for issuance to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10-year terms and all awards issued thus far vest on an accelerated basis if there is a change in control of the Company, unless the awards are assumed by the successor, as defined.

In May 2017, the Company extended the employment agreement of Daniel R. Lee, the Company's President and Chief Executive Officer, through November 2020 and simultaneously issued him an option to purchase 240,000 shares of common stock under the 2015 Plan with an exercise price of $2.32. Mr. Lee's option will vest ratably on a monthly basis between December 1, 2018 and November 30, 2020 in conjunction with his amended employment agreement. Also, in May 2017, the Company issued options to purchase a total of 180,000 shares of common stock under the 2015 Plan to various other employees of the Company, all of which have an exercise price of $2.32. These stock options all vest in equal amounts over the next three years. In all cases, the exercise price of the options reflects the Company's closing price on the date of grant.

As compensation for their annual service, the Company also issued to non-executive members of its Board of Directors options to purchase a total of 59,990 shares of common stock under the 2015 Plan with an exercise price of $2.32 and a one-year vesting period; and 25,860 shares of common stock under the 2015 Plan that vested immediately.

As of December 31, 2017, we had 1,037,906 share-based awards authorized by shareholders and available for grant from the 2015 Plan.

Prior to the adoption of the 2015 Plan and outside of the 2006 Plan, in order to recruit our executive officers, we issued a non-qualified stock option to purchase 943,834 shares to Daniel R. Lee, our Chief Executive Officer and President, and a non-qualified stock option to purchase 300,000 shares to Lewis Fanger, our Senior Vice President, Chief Financial Officer and Treasurer. Messrs. Lee and Fanger's stock options vested with respect to 25% of the shares on the first anniversary of their respective grant dates, and continue to vest with respect to an additional 1/48th of the shares on each monthly anniversary thereafter.

Stock Options. The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	2,057,950	$1.42
Granted	479,990	2.32
Exercised	(46,666)	1.56
Canceled/Forfeited	—	—
Options outstanding at December 31, 2017	2,491,274	$1.59	7.76	$5,736,488
Options exercisable at December 31, 2017	1,327,068	$1.37	7.24	$3,340,061

The Company received $73,000 from the exercise of stock options during 2017. The intrinsic value of the options exercised, which represents the value of the Company's common stock at the time of exercise in excess of the exercise price, was $106,000. No options were exercised during 2016.

Compensation Cost.  Compensation expense for the years ended December 31, 2017 and 2016 was $0.5 million and $0.4 million, respectively. These costs are recognized on a straight-line basis over the vesting period of the awards net of forfeitures and are included in selling, general and administrative expense on the consolidated statements of operations.

As of December 31, 2017, there was approximately $0.7 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.19 years.

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	For the year ended December 31,
	2017	2016
Expected volatility	43.67%	43.87%
Expected dividend yield	—%	—%
Expected term (in years)	5.87	5.70
Weighted average risk free rate	2.00%	1.41%

The weighted-average grant date fair value of options granted during the years ended December 31, 2017 and 2016 was $1.02 and $0.67 per share, respectively.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Methods and assumptions used to estimate the fair value of financial instruments are affected by the duration of the instruments and other factors used by market participants to estimate value. The carrying amounts for cash and equivalents, accounts receivable, and accounts payable approximate their estimated fair value because of the short durations of the instruments and inconsequential rates of interest. Management also believes that the carrying value of long-term debt also approximates their estimated fair value because the terms of the facilities are representative of current market conditions. While management believes the fair value of our capitalized lease obligation approximates its fair value because certain terms of the lease were recently renegotiated, management also believes that precise estimates are not practical because of the unique nature of the relationships.

The following tables present the fair value of those assets and liabilities measured on a recurring basis as of December 31, 2017 and 2016 (in thousands). See Note 7 for further information regarding our common stock warrant liability.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$2,496	$2,496

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Common stock warrant liability	$—	$—	$1,117	$1,117

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

The following tables present the Company's segment information:

(In thousands)
	For the Year Ended,
	December 31, 2017	December 31, 2016
Net Revenues
Silver Slipper Casino and Hotel	$64,046	$59,093
Bronco Billy's Hotel and Casino	26,222	16,220
Rising Star Casino Resort	49,751	49,472
Northern Nevada Casinos	21,248	21,207
	$161,267	$145,992

Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$10,733	$9,994
Bronco Billy's Hotel and Casino	4,758	3,423
Rising Star Casino Resort	2,678	2,931
Northern Nevada Casinos	2,789	3,941
	20,958	20,289

Other operating expenses:
Depreciation and amortization	(8,602)	(7,928)
Corporate expenses	(4,491)	(4,105)
Project development and acquisition costs	(284)	(1,314)
Gain (loss) on asset disposals, net	1	(344)
Share-based compensation	(525)	(409)
Operating income	7,057	6,189
Other expenses
Interest expense, net of capitalized interest	(10,856)	(9,486)
Debt modification costs	—	(624)
Adjustment to fair value of warrants	(1,379)	(543)
	(12,235)	(10,653)
Loss before income taxes	(5,178)	(4,464)
(Benefit) provision for income taxes	(150)	630
Net loss	$(5,028)	$(5,094)

(In thousands)
	December 31, 2017	December 31, 2016

Total Assets
Silver Slipper Casino and Hotel	$80,780	$79,975
Bronco Billy's Hotel and Casino	35,567	36,732
Rising Star Casino Resort	36,327	36,444
Northern Nevada Casinos	12,235	12,722
Corporate and Other	8,576	11,333
	$173,485	$177,206

(In thousands)
	December 31, 2017	December 31, 2016

Property and Equipment, net
Silver Slipper Casino and Hotel	$58,059	$58,856
Bronco Billy's Hotel and Casino	15,276	16,020
Rising Star Casino Resort	30,534	29,819
Northern Nevada Casinos	7,868	6,202
Corporate and Other	2,321	568
	$114,058	$111,465

15. SUBSEQUENT EVENT

Management has made an evaluation for subsequent events requiring recognition or disclosure in these financial statements through March 8, 2018, which is the date these consolidated financial statements were available to be issued. Except as discussed in Note 7 related to the refinancing that occurred on February 2, 2018, none were identified.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2017, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016;

•	Consolidated Balance Sheets as of December 31, 2017 and 2016;

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016;

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016;

•	Notes to Consolidated Financial Statements.

(b) Exhibits

Exhibit Number	Description
2.1
Asset Purchase Agreement by and between Grand Victoria Casino & Resort, L.P. and Full House Resorts, Inc., dated as of September 10, 2010. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on September 13, 2010).

2.2
Equity Purchase Agreement dated March 30, 2012 by and among Full House Resorts, Inc.; Firekeepers Development Authority, an unincorporated instrumentality and political subdivision of the Nottawaseppi Huron Band of Potawatomi Indians; RAM Entertainment, LLC and Robert A. Mathewson. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 8, 2012).

2.3
Membership Interest Purchase Agreement by and between the Sellers named therein, Full House Resorts, Inc. and Silver Slipper Casino Venture LLC, dated as of March 30, 2012. (Incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on April 5, 2012).

2.4
Interest Purchase Agreement by and among The Majestic Star Casino, LLC, Majestic Mississippi, LLC, and Full House Resorts, Inc., dated as of March 21, 2014. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 24, 2014).

2.5
Purchase and Sale Agreement, dated as of September 27, 2015, between Pioneer Group, Inc. and FHR-Colorado LLC (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K/A (SEC File No. 1-32583) filed on October 5, 2015).

3.1
Amended and Restated Certificate of Incorporation as amended to date. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 9, 2011).

3.2
Amended and Restated By-Laws of Full House Resorts, Inc., effective as of May 10, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 13, 2016).

4.1
Specimen Certificate for Shares of Full House Resorts, Inc.'s Common Stock, par value $.0001 per share (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (SEC file No. 333-213123) filed on August 15, 2016).

4.2
Specimen Certificate for Common Stock Subscription Rights of Full House Resorts, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-3/A (SEC File No. 333-213123) filed on September 16, 2016).

4.3
Instructions for use of Common Stock Subscription Rights Certificates of Full House Resorts, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-3/A (SEC File No. 333-213123) filed on September 16, 2016).

4.4
Indenture, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

4.5
Form of Senior Secured Note due 2024 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.1(a) to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.1
First Lien Credit Agreement dated as of June 29, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and Capital One, National Association as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on August 8, 2012).

10.2
Second Lien Credit Agreement dated as of October 1, 2012, by and among Full House Resorts, Inc. as borrower, the Lenders named therein and ABC Funding, LLC as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC File No. 1-32583) filed on October 5, 2012).

10.3
Lease Agreement with Option to Purchase dated as of November 17, 2004, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 6, 2013).

10.4
First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 6, 2013).

10.5
Second Amendment to Lease Agreement with Option to Purchase dated as of September 26, 2012, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 6, 2013).

10.6
Third Amendment to Lease Agreement with Option to Purchase dated as of February 26, 2013, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 6, 2013).

10.7
Asset Purchase and Transition Agreement dated June 28, 2011 by and between HCC Corporation, doing business as Grand Lodge Casino, and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed with the Securities and Exchange Commission on June 30, 2011).

10.8
Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 30, 2011).

10.9
First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on April 11, 2013).

10.10
Second Amendment to Casino Operations Lease effective as of November 25, 2015, by and between Gaming Entertainment (Nevada) LLC, a Nevada limited liability company, and Hyatt Equities, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on December 17, 2015).

10.11
Third Amendment to Casino Operations Lease, effective August 29, 2016, between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on August 30, 2016).

10.12
Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC File No. 1-32583) filed on August 22, 2013).

10.13
First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 18, 2016).

10.14
Second Amendment to Hotel Lease/Purchase Agreement dated September 19, 2017, by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K (SEC File No. 1-32583) filed on September 21, 2017 ).

10.15
Standard Form of Agreement Between Owner and Design-Builder dated August 26, 2013 between Silver Slipper Casino Venture, LLC and WHD Silver Slipper, LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 30, 2013).

10.16
First Amendment to First Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 30, 2013).

10.17
Amendment No. 1 to Second Lien Credit Agreement dated as of August 26, 2013 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 30, 2013).

10.18
Second Amendment to First Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 22, 2014).

10.19
Amendment No. 2 to Second Lien Credit Agreement dated as of June 30, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 22, 2014).

10.20
Third Amendment to First Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on January 14, 2015).

10.21
Amendment No. 3 to Second Lien Credit Agreement dated as of January 9, 2015 and effective as of December 31, 2014 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on January 14, 2015).

10.22
Fourth Amendment to First Lien Credit Agreement dated as of May 31, 2015, by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 4, 2015).

10.23
Acknowledgment of First Lien Guarantors dated May 31, 2015 by and between (i) Full House Subsidiary, Inc., Full House Subsidiary II, Inc., Gaming Entertainment (Indiana) LLC, Gaming Entertainment (Nevada) LLC, Stockman’s Casino, and Silver Slipper Casino Venture LLC, and (ii) Capital One, National Association, as Administrative Agent and Collateral Trustee for the Lender Parties (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 4, 2015).

10.24
Acknowledgment of Second Lien Lenders dated May 31, 2015 executed by ABC Funding, LLC as administrative agent and collateral trustee for the Second Lien Lenders (defined below) listed in that certain Second Lien Credit Agreement dated as of October 1, 2012, as amended, by and among the Company, as borrower, the lenders from time to time parties thereto (the “Second Lien Lenders”) and ABC Funding, LLC as administrative agent for the Second Lien Lenders (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 4, 2015).

10.25
Fifth Amendment to First Lien Credit Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K (SEC File No. 1-32583) filed on August 10, 2015).

10.26
Amendment No. 4 to Second Lien Agreement dated as of August 5, 2015 and effective as of June 30, 2015 by and among Full House Resorts, Inc., as borrower, the Lenders named therein and ABC Funding, LLC, as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 10, 2015).

10.27
Sixth Amendment to First Lien Credit Agreement dated as of March 11, 2016 by and among Full House Resorts, Inc., as borrower, the Lenders from time to time parties thereto and Capital One, National Association, as administrative agent for the Lenders, as L/C Issuer and as Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 15, 2016).

10.28
Amended and Restated First Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and Capital One Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.29
Amended and Restated Second Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and ABC Funding, LLC, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.30
Warrant Purchase Agreement, dated as of May 13, 2016, among Full House Resorts, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.31
Joinder Agreement to the First Lien Guaranty Agreement by Robert and Louise Johnson, LLC in favor of Capital One, National Association, as administrative agent for the Lender Parties, dated as of June 30, 2015. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 10, 2015).

10.32
Joinder Agreement to the Second Lien Guaranty Agreement by and between Robert and Louise Johnson, LLC and ABC Funding, LLC, as administrative agent for the Lender Parties, dated as of June 30, 2015. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 10, 2015).

10.33
Notes Purchase Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association, the Guarantors (as defined therein) and the Purchasers (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.34
Form of Security Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Grantors (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.35
Form of Intellectual Property Security Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Grantors (as defined therein). (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.36
Settlement Agreement dated as of August 21, 2014 by and among Majestic Star Casino, LLC, Majestic Mississippi, LLC and Full House Resorts, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 27, 2014).

10.37
Settlement Agreement dated November 28, 2014 by and among Full House Resorts, Inc., Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on December 1, 2014).

10.38
First Amendment to Settlement Agreement dated as of January 28, 2015 by and among the Company, Daniel R. Lee, Bradley M. Tirpak, and Craig W. Thomas. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on January 29, 2015).

10.39+	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 3, 2015).
10.40+
2015 Equity Incentive Plan (as amended and restated by the Board effective April 11, 2017). (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 14, 2017).

10.41+*	Form of Award Agreement pursuant to the 2015 Equity Incentive Plan.
10.42+	Full House Resorts, Inc. Annual Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (SEC File No. 1-32583) filed on August 1, 2017).
10.43+
Employment Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on December 1, 2014).

10.44+
Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K(SEC File No. 1-32583) filed on December 1, 2014).

10.45+
First Amendment to Employment Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on May 30, 2017).

10.46+
Award Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on May 30, 2017).

10.47+
Employment Agreement dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 4, 2015).

10.48+
Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 4, 2015).

10.49+
Employment Agreement, dated as of July 21, 2015, by and among Full House Resorts, Inc. and Elaine L. Guidroz. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on July 23, 2015).

10.50
Standby Purchase Agreement dated October 7, 2016 between the Company and Daniel R. Lee. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on October 7, 2016).

10.51
Registration Rights Agreement dated October 7, 2016 between the Company and Daniel R. Lee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on October 7, 2016).

21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Piercy Bowler Taylor & Kern, independent auditors to the Company.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Gaming Regulations.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.
+ Executive compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FULL HOUSE RESORTS, INC.

March 8, 2018	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 8, 2018
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 8, 2018
Lewis A. Fanger, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ KENNETH R. ADAMS	March 8, 2018
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 8, 2018
Carl G. Braunlich, Director

/s/ W. H. BAIRD GARRETT	March 8, 2018
W. H. Baird Garrett, Director

/s/ ELLIS LANDAU	March 8, 2018
Ellis Landau, Director

/s/ KATHLEEN MARSHALL	March 8, 2018
Kathleen Marshall, Director

/s/ CRAIG W. THOMAS	March 8, 2018
Craig W. Thomas, Director

/s/ BRADLEY M. TIRPAK	March 8, 2018
Bradley M. Tirpak, Director