Form 10-Q
period 2018-03-31
FULL HOUSE RESORTS INC
filed 2018-05-14
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 10, 2018, there were 26,914,259 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended March 31,
	2018	2017
Revenues
Casino (1)	$26,970	$35,906
Food and beverage (1)	7,939	7,898
Hotel (1)	2,283	2,079
Other operations	739	774
Gross revenues	37,931	46,657
Less promotional allowances (1)	—	(7,037)
Net revenues	37,931	39,620
Operating costs and expenses
Casino (1)	11,084	18,580
Food and beverage (1)	9,126	2,973
Hotel (1)	2,487	202
Other operations (1)	514	280
Selling, general and administrative	11,962	13,084
Project development and acquisition costs	37	131
Depreciation and amortization	2,168	2,097
Loss on disposal of assets, net	10	13
	37,388	37,360
Operating income	543	2,260
Other (expense) income
Interest expense, net of $45 capitalized in 2018	(2,540)	(2,678)
Loss on extinguishment of debt	(2,673)	—
Adjustment to fair value of warrants	503	—
	(4,710)	(2,678)
Loss before income taxes	(4,167)	(418)
Provision for income taxes	119	184
Net loss	$(4,286)	$(602)

Basic loss per share	$(0.18)	$(0.03)
Diluted loss per share	$(0.20)	$(0.03)

(1)
On January 1, 2018, the Company adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method, which impacts the comparability of these line items.

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$27,712	$19,910
Accounts receivable, net of allowance of $121 and $103	1,494	1,760
Inventories	1,546	1,692
Prepaid expenses and other	3,335	2,849
	34,087	26,211

Property and equipment, net	114,745	114,058
Goodwill	21,286	21,286
Intangible assets, net of accumulated amortization of $7,769 and $7,763	10,932	10,936
Deposits and other	464	994
	147,427	147,274
	$181,514	$173,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,705	$5,182
Accrued payroll and related	3,239	3,115
Other accrued expenses	8,460	8,846
Common stock warrant liability	1,993	—
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligation	428	421
	20,825	18,564

Other long-term obligations	186	2,689
Long-term debt, net of current portion	94,466	93,566
Capital lease obligation, net of current portion	4,742	4,861
Deferred tax liability	1,875	1,757
	122,094	121,437
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,270,854 and 24,294,084 shares issued and 26,914,259 and 22,937,489 shares outstanding	3	2
Additional paid-in capital	63,525	51,868
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings (deficit)	(2,454)	1,832
	59,420	52,048
	$181,514	$173,485

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock			Treasury Stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, January 1, 2018	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048
Stock grants	34	—	104	—	—	—	104
Equity offering	3,943	1	11,425	—	—	—	11,426
Share-based compensation	—	—	128	—	—	—	128
Net loss	—	—	—	—	—	(4,286)	(4,286)
Balance, March 31, 2018	28,271	$3	$63,525	1,357	$(1,654)	$(2,454)	$59,420

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,286)	$(602)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,168	2,097
Amortization of debt issuance and warrant costs	207	218
Loss (gain) on disposal of assets	10	(7)
Share-based compensation	232	93
Change in value of stock warrants	(503)	—
Debt extinguishment costs	2,673	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	266	610
Prepaid expenses, inventories and other	(441)	(477)
Deferred taxes	118	183
Accounts payable and accrued expenses	(992)	(608)
Net cash (used in) provided by operating activities	(548)	1,507
Cash flows from investing activities:
Purchase of property and equipment	(1,508)	(2,458)
Other	98	4
Net cash used in investing activities	(1,410)	(2,454)
Cash flows from financing activities:
Payment of First and Second Lien Term Loans	(96,063)	(562)
Prepayment premium of Second Lien Term Loan	(1,100)	—
Proceeds from Senior Secured Notes borrowings	100,000	—
Payment of debt issuance costs	(4,000)	—
Repayment of Senior Secured Notes principal	(250)	—
Repayment of capital lease obligation	(112)	(104)
Proceeds from equity offering	11,426	—
Other	(141)	(23)
Net cash provided by (used in) financing activities	9,760	(689)

Net increase (decrease) in cash and equivalents	7,802	(1,636)
Cash and equivalents, beginning of period	19,910	27,038
Cash and equivalents, end of period	$27,712	$25,402

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,303	$2,415
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable related capital expenditures	$1,453	$359

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

We currently operate five casinos; four are part of real estate that we own or lease and one is located within a hotel owned by a third party. The following table identifies the properties along with their dates of acquisition and locations:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)

We manage our casinos based on geographic regions within the United States.  See Note 12 for further information.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2017 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect our accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities, such as our common stock warrant liability (see Note 7). Fair value measurements are also used in our periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP categorizes the inputs used for fair value into a three-level hierarchy. “Level 1” inputs are most readily observable, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, such as observable inputs for similar assets in less active markets; and “Level 3” inputs, which are unobservable and may include metrics that market participants would use to estimate values, such as revenue and earnings multiples and relative rates of return.

The Company utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and all financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 7).

Revenue and related expenses. The Company adopted a new revenue standard (see Note 3) effective January 1, 2018. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as entertainment). The majority of our revenues are derived from casino gaming, principally slot machines.

Gaming revenue is the difference between gaming wins and losses, not the total amount wagered. We account for our gaming transactions on a portfolio basis as such wagers have similar characteristics and it would not be practical to view each wager on an individual basis.

We sometimes provide discretionary complimentary goods and services (“Discretionary Comps”). For these types of transactions, we allocate revenue to the department providing the complimentary goods or services based upon its estimated standalone selling price, offset by a reduction in casino revenues.

Some of our customers choose to earn points under our customer loyalty programs. As points are accrued, we defer a portion of our gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play/cash back,” complimentary dining, or hotel stays. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

Revenue for food and beverage, hotel, and other revenue transactions is typically the net amount collected from the customer for such goods and services, plus the retail value of (i) discretionary comps and (ii) comps provided in return for redemption of loyalty points. We record such revenue as the good or service is transferred to the customer. Additionally, we may collect deposits in advance for future hotel reservations or entertainment, among other services, which represent obligations to the Company until the service is provided to the customer.

Other notable changes of the new revenue recognition standard include:

•	The Company no longer presents a promotional allowances line item on its consolidated statement of operations, as revenues are now allocated between casino revenue and other revenue categories.

•	The Company no longer reclassifies the estimated cost of complimentaries provided to a gaming customer from other expense categories to casino operating expenses.

Income Taxes. For interim income tax reporting, it was determined that the Company’s annual effective tax rate could not be reasonably estimated. As a result, the Company used the actual year-to-date effective tax rate to determine the tax expense incurred during the three months ended March 31, 2018 and 2017.

Reclassifications. We made certain minor reclassifications to prior-period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or stockholders’ equity.

Earnings (Loss) Per Share. Earnings (loss) per share is net income (loss) applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional dilutive effects for all potentially-dilutive securities, including common stock options and warrants, using the treasury stock method.

3. NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Implemented

Statement of Cash Flows. In January 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” otherwise referred as “ASU 2016-15.” ASU 2016-15 amends the guidance of Accounting Standards Codification (“ASC”) Topic 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The adoption did not and is not expected to have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers. In January 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method, which applies to all contracts that are written, oral or implied by customary business practices.

The comparative information as of and for the three months ended March 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of ASC 606 is not expected to have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis.

The impact of adoption on our consolidated statement of operations is shown below. Note that we did not present any balance sheet effects, as the amounts are immaterial.

(In thousands, unaudited)
	Three Months Ended March 31, 2018
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Casino	$26,970	$34,513	$(7,543)
Food and beverage	7,939	7,880	59
Hotel	2,283	2,083	200
Promotional allowances	—	(6,920)	6,920

Costs and expenses
Casino	11,084	18,270	(7,186)
Food and beverage	9,126	3,066	6,060
Hotel	2,487	229	2,258
Other operations	514	322	192
Selling, general and administrative	11,962	13,630	(1,668)
Operating income	543	563	(20)
Loss before income taxes	(4,167)	(4,147)	(20)
Net loss	(4,286)	(4,266)	(20)

New Accounting Pronouncements to be Implemented

Leases. In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which replaces the existing guidance in ASC 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

Management believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on our financial statements.

4. REVENUE

Our revenue, disaggregated by type of revenue and segment, is as follows:

(In thousands, unaudited)	Three Months Ended March 31, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Total
Revenues
Casino	$11,050	$7,525	$4,974	$3,421	$26,970
Food and beverage	4,345	2,057	1,076	461	7,939
Hotel	776	1,388	119	—	2,283
Other operations	338	257	73	71	739
	$16,509	$11,227	$6,242	$3,953	$37,931

We have accruals for certain liabilities with customers, including liabilities for our customer loyalty programs and progressive jackpot liabilities. Such liabilities were approximately $3.2 million for each of March 31, 2018 and December 31, 2017.

5. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consists of the following:

(In thousands)	March 31, 2018	December 31, 2017
	(Unaudited)

Land and improvements	$15,376	$15,376
Buildings and improvements	107,579	106,728
Furniture and equipment	42,826	41,281
Construction in progress	3,168	2,723
	168,949	166,108
Less accumulated depreciation and amortization	(54,204)	(52,050)
	$114,745	$114,058

6. LONG-TERM DEBT AND CAPITAL LEASE

Long-Term Debt

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	March 31, 2018	December 31, 2017
	(Unaudited)

Senior Secured Notes	$99,750	$—
First Lien Term Loan	—	41,063
Revolving Loan	—	—
Second Lien Term Loan	—	55,000
	99,750	96,063
Less: Discounts and unamortized debt issuance costs	(4,284)	(1,497)
	95,466	94,566
Less: Current portion of long-term debt	(1,000)	(1,000)
	$94,466	$93,566

Senior Secured Notes. On February 2, 2018, we sold $100 million of senior secured notes due 2024 (the “Notes”) to qualified institutional buyers. The Notes were issued on the same day at a price of 98% of their face value (a 2% original issue discount). Proceeds from the Notes were used to (i) pay fees and expenses incurred in connection with the debt offering; (ii) refinance the entire amounts outstanding under the First and Second Lien Credit Facilities; (iii) provide ongoing working capital; and (iv) provide funds for capital expenditures and for general corporate purposes. As of February 2, 2018, we had approximately $41 million outstanding under the First Lien Credit Facility and approximately $55 million outstanding under the Second Lien Credit Facility, which were extinguished at a loss of $2.7 million, reflecting the call premiums on such debt and the write-off of unamortized debt issuance costs.

The new Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, we are required to make principal payments of $250,000 with a balloon payment for the remaining $94 million due upon maturity.

At any time prior to February 2, 2019, the Company may redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of Notes redeemed, plus the “Applicable Premium” (as defined in the indenture governing the Notes and similar to a “make whole” provision) and accrued and unpaid interest.

On or after February 2, 2019, the Company may redeem all or a part of the Notes as set forth below, plus accrued and applicable unpaid interest:

Redemption Periods	Percentage Premium
On February 2, 2019 to February 1, 2020	2.0%
On February 2, 2020 to February 1, 2021	1.5%
On February 2, 2021 to February 1, 2022	0.5%
On or after February 2, 2022	—%

The Notes are collateralized by substantially all of our assets and are guaranteed by all of our material subsidiaries.

In April 2018, we entered into an interest rate cap agreement with Capital One, N.A. to mitigate risk on variable interest rates. The interest rate cap is for $50 million of notional amount and resets every three months at the end of March, June, September, and December at a strike rate of 3.00%. The agreement terminates on March 31, 2021. Although we entered into such agreement to offset some of our exposure to rising interest rates, we elected to not account for it as a hedging transaction.

Covenants. The indenture governing the Notes contain customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. We are required to maintain a total leverage ratio (as defined below), which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. We are allowed to deduct up to $15 million of our cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio.

Four Fiscal Quarters Ending	Maximum Total Leverage Ratio
March 31, 2018	5.75 to 1.00
June 30, 2018	5.50 to 1.00
September 30, 2018	5.50 to 1.00
December 31, 2018	5.25 to 1.00
March 31, 2019	5.00 to 1.00
June 30, 2019	5.00 to 1.00
September 30, 2019	4.75 to 1.00
December 31, 2019	4.75 to 1.00
March 31, 2020	4.50 to 1.00
June 30, 2020	4.50 to 1.00
September 30, 2020	4.25 to 1.00
December 31, 2020	4.25 to 1.00
March 31, 2021	4.25 to 1.00
June 30, 2021	4.25 to 1.00
September 30, 2021 and the last day of each fiscal quarter thereafter	4.00 to 1.00

We were in compliance with our covenants as of March 31, 2018. However, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

Capital Lease

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At March 31, 2018, such net amount was $5.2 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

7. COMMON STOCK WARRANT LIABILITY

The refinancing disclosed in Note 6 is considered a “triggering event” for the possible redemption or registration of the warrants, as further detailed below. The Company’s warrant-holders have not yet requested the redemption or registration of their outstanding warrants, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration. Accordingly, the obligation is reflected as a current liability as of March 31, 2018.

As part of the Company’s former Second Lien Credit Facility, on May 13, 2016, the Company granted the Second Lien Credit Facility lenders 1,006,568 warrants. The warrants have an exercise price of $1.67 and expire on May 13, 2026. The warrants also provide for redemption rights, preemptive rights under certain circumstances to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. The redemption rights allow the warrant-holders, at their option, to require the Company to repurchase all or a portion of the warrants upon the occurrence of certain events, including: (i) a refinancing, repayment or other transaction decreasing the aggregate principal amount of the Second Lien Credit

Facility debt outstanding as of May 13, 2016 by more than 50%, (ii) a liquidity event, as defined, or (iii) the Company’s insolvency. The repurchase value is the 21-day average price of the Company’s common stock at the time of the event, as defined, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined, and would be guaranteed by the Company’s subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a “Monte Carlo” simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At March 31, 2018, the simulation included the following assumptions: an expected contractual term of 8.12 years, an expected stock price volatility rate of 45.50%, an expected dividend yield of 0%, and an expected risk-free interest rate of 2.70%. The common stock warrant liability at March 31, 2018 was $2.0 million compared to $2.5 million at December 31, 2017.

8. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2018 and 2017 was (2.8)% and (43.9)%, respectively. Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”).  The 2017 Tax Act establishes new tax laws that will affect 2018 and beyond, including, but not limited to: (i) reduction of the U.S. federal corporate tax rate from 35% to 21%; (ii) elimination of the corporate alternative minimum tax; (iii) limitations on the deductibility of interest expense; (iv) limitations on the deductibility of certain executive compensation; and (v) limitations on the use of net operating losses (“NOLs”) generated after December 31, 2017 to reduce taxable income.

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

As of March 31, 2018, the Company was able to reasonably estimate the effects of the 2017 Tax Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed and further guidance is provided. The provisional amount recorded related to the remeasurement of its deferred tax balance at December 31, 2017 remains unchanged as of March 31, 2018. We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2018 results. Tax losses incurred in 2018 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets, as mentioned above.

9. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

Litigation

We are party to a number of pending legal proceedings related to matters that occurred in the normal course of business.  Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations and cash flows.

Options to Purchase or Lease Land and Buildings (Including Subsequent Event)

During November 2017, the Company capitalized $0.2 million of costs for the options to purchase or lease various buildings and land in Cripple Creek, Colorado, near Bronco Billy’s. The options include:

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

•	an option to purchase land improved with a hotel for $1.7 million, for which the Company subsequently submitted its notice to exercise in May 2018; and

•	an option to purchase land improved with a residence for $0.3 million, which the Company exercised during the first quarter and now owns.

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

The land lease also includes an exclusive option to purchase the leased land during the period from February 26, 2019 through October 1, 2027, for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for ten years following the purchase date. In the event that we sell or transfer (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) our membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest mentioned above for ten years.

Bronco Billy’s Lease through January 2035 and Option to Purchase.  Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy’s exercised its first renewal option through January 2020, which increased the monthly rents from $18,500 to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal.

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities, L.L.C. (“Hyatt”) to operate the Grand Lodge Casino.  The lease is collateralized by the Company’s interests under the lease and property as defined in the lease and is subordinate to the liens of the Notes. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Monthly rent increased from $145,833 on July 1, 2017 to $166,667 on January 1, 2018.

Corporate Office Lease. In June 2017, the Company began occupying 4,479 square feet of office space in Las Vegas, Nevada. The office lease terms include an expiration date in January 2025 and approximately $0.2 million of annual rents.

10. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

The table below reconciles basic and diluted loss per share of common stock:

(In thousands, unaudited)	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss - basic	$(4,286)	$(602)
Adjustment for assumed conversion of warrants	(503)	—
Net loss - diluted	$(4,789)	$(602)

Denominator:
Weighted-average common share equivalents - basic	23,212	22,865
Potential dilution from assumed conversion of warrants	499	—
Weighted-average common and common share equivalents - diluted	23,711	22,865
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	2,491	3,065

In March 2018, we completed a registered direct offering for a total of 3,943,333 shares of our common stock at a price of $3.00 per share, resulting in net proceeds to us of approximately $11.4 million. We intend to use the net proceeds from this offering for general corporate purposes, including Phase One of our planned expansion of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado.

11. SHARE-BASED COMPENSATION

As of March 31, 2018, we had 1,004,469 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan.

The following table summarizes information related to our common stock options as of March 31, 2018:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2018	2,491,274	$1.59
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Options outstanding at March 31, 2018	2,491,274	$1.59
Options exercisable at March 31, 2018	1,404,807	$1.37

Share-based compensation expense totaled $232,000 and $93,000 for the three months ended March 31, 2018 and 2017. As of March 31, 2018, there was approximately $0.5 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of one year.

12. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort operations include four segments: Silver Slipper Casino and Hotel (Hancock County, Mississippi); Rising Star Casino Resort (Rising Sun, Indiana); Bronco Billy’s Casino and Hotel (Cripple Creek, Colorado); and the Northern Nevada segment, consisting of Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada).

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

The following tables present the Company’s segment information:

(In thousands, unaudited)	Three Months Ended March 31,
	2018	2017
Net Revenues
Silver Slipper Casino and Hotel	$16,509	$16,658
Rising Star Casino Resort	11,227	12,205
Bronco Billy’s Casino and Hotel	6,242	5,861
Northern Nevada Casinos	3,953	4,896
	$37,931	$39,620
Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$2,883	$3,052
Rising Star Casino Resort	493	1,319
Bronco Billy’s Casino and Hotel	705	846
Northern Nevada Casinos	(13)	552
	4,068	5,769
Other operating costs and expenses:
Depreciation and amortization	(2,168)	(2,097)
Corporate expenses	(1,078)	(1,175)
Project development and acquisition costs	(37)	(131)
Loss on disposals	(10)	(13)
Share-based compensation	(232)	(93)
Operating income	543	2,260
Other (expense) income:
Interest expense	(2,540)	(2,678)
Loss on extinguishment of debt	(2,673)	—
Adjustment to fair value of warrants	503	—
	(4,710)	(2,678)
Loss before income taxes	(4,167)	(418)
Provision for income taxes	119	184
Net loss	$(4,286)	$(602)

(In thousands)	March 31, 2018	December 31, 2017
	(Unaudited)
Total Assets
Silver Slipper Casino and Hotel	$80,323	$80,780
Rising Star Casino Resort	36,105	36,327
Bronco Billy’s Casino and Hotel	34,273	35,567
Northern Nevada Casinos	11,155	12,235
Corporate and Other	19,658	8,576
	$181,514	$173,485

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2017, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House”, the “Company”, “we”, “our” or “us”, except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering gaming, hotel, dining, entertainment, retail and other amenities. We own and/or operate five casino properties in four states: Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

Our portfolio consists of the following:

Property	Acquisition Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we do provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from gaming activities, which include slot machines, table games and keno. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment, and expect to derive additional revenues from our newly-constructed projects as further described herein. Promotional allowances in 2017 consist primarily of hotel rooms and food and beverages furnished to customers on a complimentary basis. Historically, the retail value of such services was included in the respective revenue classifications and then deducted as promotional allowances to calculate net revenues. With the adoption of the new revenue recognition standard discussed below, amounts historically included in the promotional allowances line have been eliminated as they are now included as a contra-revenue to primarily casino revenues. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

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

Recent Developments

Refinancing of debt. In February 2018, we sold $100 million of senior secured notes due 2024 (the “Notes”) to qualified institutional buyers. The Notes were issued on the same day at a price of 98% of their face value (a 2% original issue discount). Proceeds from the Notes were used to (i) pay fees and expenses incurred in connection with the debt offering; (ii) refinance the entire amounts outstanding under the First and Second Lien Credit Facilities; (iii) provide ongoing working capital; and (iv) provide funds for capital expenditures and for general corporate purposes. As of February 2, 2018, we had approximately $41 million outstanding under the First Lien Credit Facility and approximately $55 million outstanding under the Second Lien Credit Facility, which were extinguished at a loss of $2.7 million, reflecting the call premiums on such debt and the write-off of unamortized debt issuance costs.

Direct equity offering. In March 2018, we completed a registered direct offering for a total of 3,943,333 shares of our common stock at a price of $3.00 per share, resulting in net proceeds to us of approximately $11.4 million. We intend to use the net proceeds from this offering for general corporate purposes, including Phase One of our planned expansion of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado, as described below.

Bronco Billy’s expansion. In November 2017, we announced plans to build an approximately 150-guest room hotel in Cripple Creek, Colorado, adjoining and integral with our existing Bronco Billy’s Casino and Hotel. The expansion is expected to include a spa, parking garage, convention and entertainment space, and a high-end restaurant.

Phase One includes the construction of a 286-space parking garage. It also includes exercising our options to purchase the Imperial Hotel, for which the Company submitted its notice to exercise in May 2018, and certain parcels of land adjacent to Bronco Billy’s. As a part of Phase One, we will complete the refurbishment of the Imperial Hotel and refurbish and reopen the Imperial Casino, which we have the option to either lease or purchase. The total budget of Phase One is approximately $14 million.

Phase Two of the Bronco Billy’s expansion project, which includes the approximately 150-guest room hotel, spa, convention and entertainment space, and high-end restaurant, is contingent upon obtaining final approvals from the Cripple Creek City Council and financing on acceptable terms, among other contingencies. We received a 4-0 vote from the Cripple Creek City Council in favor of certain variances and other approvals necessary for the expansion in April 2018, and expect to receive final approvals from the Cripple Creek City Council in June 2018.

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

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA see “Non-GAAP Financial Measure.” We utilize Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 12 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Property EBITDA Margin which is calculated by dividing Adjusted Property EBITDA by the property’s net revenues.

Results of Operations

Consolidated operating results
The following tables summarize our consolidated operating results for the three months ended March 31, 2018 and 2017. We adopted Accounting Standards Codification 606 for Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. See Notes 2 and 3 of our Condensed Notes to Consolidated Financial Statements for more details regarding this new revenue recognition standard, as well as a summary of its effects on our revenues and expenses. We do not expect that this new revenue recognition standard will have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis. Due to the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Note 3.

(In thousands)	Three Months Ended March 31,		Difference
	2018	2017	Percent	Total	ASC 606	Other

Net revenues	$37,931	$39,620	(4.3)%	$(1,689)	$(364)	$(1,325)
Operating expenses	37,388	37,360	0.1%	28	(344)	372
Operating income	543	2,260	(76.0)%	(1,717)	(20)	(1,697)
Interest and other non-operating expenses	4,710	2,678	75.9%	2,032	—	2,032
Income tax expense	119	184	(35.3)%	(65)	—	(65)
Net loss	$(4,286)	$(602)	612.0%	$(3,684)	$(20)	$(3,664)

(In thousands)	Three Months Ended March 31,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Casino revenues
Slots	$22,487	$30,860	(27.1)%	$(8,373)	$(7,543)	$(830)
Table games	4,355	4,945	(11.9)%	(590)	—	(590)
Other	128	101	26.7%	27	—	27
	26,970	35,906	(24.9)%	(8,936)	(7,543)	(1,393)
Non-casino revenues, net
Food and beverage	7,939	2,862	177.4%	5,077	5,051	26
Hotel	2,283	303	653.5%	1,980	1,950	30
Other	739	549	34.6%	190	178	12
	10,961	3,714	195.1%	7,247	7,179	68
Total net revenues	$37,931	$39,620	(4.3)%	$(1,689)	$(364)	$(1,325)

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2018 and 2017.

Revenues. As indicated in the above table, the adoption of the new revenue recognition standard was responsible for approximately 21.6% of the decline in consolidated net revenues. Consolidated net revenues declined primarily due to the effects of adverse weather at most of our properties.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses increased modestly as compared to the prior-year period, primarily due to increased labor costs and company-wide increases to healthcare and benefits costs. See further information within our reportable segments described below.

While consolidated operating expenses were largely in-line with the prior-year period, expenses for individual departments varied significantly due to the new revenue recognition standard. The new revenue recognition standard no longer requires us to reclassify the estimated cost of complimentaries provided to a gaming customer from other expense categories to casino expenses. See Notes 2 and 3 of our Condensed Notes to Consolidated Financial Statements for more details regarding the new revenue recognition standard, which impacted reporting for casino expenses by $(7.2) million, food and beverage expenses by $6.1 million, and hotel expenses by $2.3 million.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended March 31,
	2018	2017

Interest cost (excluding loan fee amortization)	$2,378	$2,460
Amortization of debt costs	207	218
Capitalized interest	(45)	—
	$2,540	$2,678

The decrease in interest expense above was primarily due to the refinancing of our debt in February 2018 with $100 million of new senior secured notes due 2024 (the “Notes”), which had a lower effective interest rate than our prior credit facilities, and the capitalization of interest expense during the 2018 period. The Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. Prior to the refinancing, the First Lien Credit Facility incurred interest based on the greater of the elected LIBOR (as defined) or 1.0%, plus a margin rate of 4.25%, and the Second Lien Credit Facility incurred interest at 13.5% (depending on our total leverage).

Other Non-Operating Expenses, Net

For the three-month period ended March 31, 2018, we had $(2.2) million of other non-operating expense due to a loss on the extinguishment of debt and an adjustment to the fair value of our outstanding warrants, and none in the prior-year period.

 Income Tax Expense. Income tax expense did not change significantly and the effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) were not material.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2018 results. Tax losses incurred in 2018 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets, as mentioned above.

Operating Results – Reportable Segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper Casino and Hotel, Rising Star Casino Resort and Bronco Billy’s Casino and Hotel are each currently distinct segments.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the measure of segment profit. The comparability of the information for the periods presented was not materially affected by the implementation of the new revenue recognition standard.

(In thousands)	Three Months Ended March 31,		Percent Change
	2018	2017
Net revenues
Silver Slipper Casino and Hotel	$16,509	$16,658	(0.9)%
Rising Star Casino Resort	11,227	12,205	(8.0)%
Bronco Billy’s Casino and Hotel	6,242	5,861	6.5%
Northern Nevada Casinos	3,953	4,896	(19.3)%
	$37,931	$39,620	(4.3)%

Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$2,883	$3,052	(5.5)%
Rising Star Casino Resort	493	1,319	(62.6)%
Bronco Billy’s Casino and Hotel	705	846	(16.7)%
Northern Nevada Casinos	(13)	552	(102.4)%
Adjusted Property EBITDA	4,068	5,769	(29.5)%
Corporate	(1,078)	(1,175)	(8.3)%
Adjusted EBITDA	$2,990	$4,594	(34.9)%

Silver Slipper Casino and Hotel

Compared to the prior-year period, net revenues decreased primarily due to the impact of sub-freezing weather during much of January 2018, compounded by a severe ice storm in the same month. Net revenues improved in the second half of the quarter, but not enough to overcome declines in January and early February.

Due to the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, slot revenues decreased by 1.6%, table games revenue decreased by 1.2%, and other gaming revenue (i.e. keno) increased by 23.5% for the three-month period as compared to the prior-year period. Regarding non-gaming net revenues, food and beverage revenues decreased by 0.3%, while hotel revenues grew by 3.6% and other non-casino revenues also grew by 1.5% during the current quarter. Our hotel occupancy was 92.0% compared to 89.1% in the prior-year period.

Adjusted Property EBITDA for the three months ended March 31, 2018 decreased 5.5% primarily due to the decline in net revenues described above and increased health care and benefits costs. For the quarter, our Adjusted Property EBITDA Margin decreased to 17.6% from 18.3% in the prior-year quarter.

Rising Star Casino Resort

Compared to the prior-year period, net revenues decreased primarily due to inclement weather. The negative impact was due to approximately 21 days of heavy snowfall during the first quarter of 2018, as well as two days when the casino was closed due to the flooding of nearby access roads.

Due to the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, slot revenues decreased by 8.0% and table games revenue decreased by 12.2%. Regarding non-gaming net revenues, food and beverage revenues fell by 9.4%, while other non-casino revenues grew by 13.1% and hotel revenues also grew by 25.9%. Our hotel occupancy was 79.4% compared to 80.1% in the prior-year period; however, due to a combination of lower hotel promotional expenses and flat hotel gross revenues, our resulting hotel net revenues surpassed that of the prior-year period.

Adjusted Property EBITDA decreased by 62.6% primarily due to the decline in net revenues described above and increased health care and benefits costs. Our Adjusted Property EBITDA Margin also decreased to 4.5% from 10.8%.

Bronco Billy’s Casino and Hotel

Net revenues increased despite significant snowfall on a key event weekend that negatively impacted business volumes, as guests could not easily navigate the icy and snow-covered roads.

Due to the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, gaming revenues increased, led by a 4.1% increase in slot revenues, and an 8.2% increase in table games revenues. Additionally, food and beverage revenues increased by 9.8% and other non-casino revenues increased by 12.8%. Hotel revenues declined by 15.0% due to higher promotional expenses, as compared to the prior-year period.

Adjusted Property EBITDA decreased by 16.7% and Adjusted Property EBITDA Margin also decreased to 11.5% from 14.4%, primarily due to increases in operational costs, including elevated health care and benefits costs and an increase in the state's minimum wage.

The market in Cripple Creek is seasonal, favoring the summer months.

Northern Nevada

Our Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of its annual revenues. Additionally, snowfall levels during the winter months also frequently have a positive or negative effect. Grand Lodge Casino is located near several ski resorts, including Alpine Meadows, Northstar and Squaw Valley. Normally, we benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas. In January and February 2018, there were low snowfall levels for the Tahoe area, resulting in reduced visitation to the nearby ski areas. Significant snowfall returned in March 2018, with snowpack rising from 29% of normal at the end of February to 78% of normal at the end of March. Grand Lodge Casino's revenues and Adjusted Property EBITDA accordingly improved in March 2018, though not enough to offset the first two months of the quarter. Stockman's Casino continues to benefit from increased activity at the nearby naval base, resulting in revenue increases at the property, as well as the recent completion of parking and other external improvements. Combined, net revenues for the segment decreased.

Due to the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, slot revenues decreased by 2.5% and table games revenue decreased by 30.1% due to the declines in visitor volumes described above at Grand Lodge and Lake Tahoe’s ski resorts. Food and beverage revenues at Stockman’s Casino increased by 23.1%, reflecting elevated activity at the nearby naval base.

Adjusted Property EBITDA decreased by 102.4%. Adjusted Property EBITDA Margin also decreased to (0.3)% from 11.3% in the prior-year period.

Corporate

Corporate expenses decreased modestly, primarily due to lower labor costs.

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

The following table presents a reconciliation of net loss and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended March 31,
	2018	2017

Net loss	$(4,286)	$(602)
Income tax provision	119	184
Loss before income taxes	(4,167)	(418)

Non-operating (expense) income, net
Interest expense, net of amounts capitalized	(2,540)	(2,678)
Loss on extinguishment of debt	(2,673)	—
Adjustment to fair value of warrants	503	—
	(4,710)	(2,678)
Operating income	543	2,260
Depreciation and amortization	2,168	2,097
Loss on asset disposals	10	13
Project development and acquisition costs	37	131
Share-based compensation	232	93
Adjusted EBITDA	$2,990	$4,594

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA. The comparability of the information for the periods presented was not materially affected by the implementation of ASC 606.

Three Months Ended March 31, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss from Asset Disposals	Project Development and Acquisition Costs	Share-based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,063	$819	$1	$—	$—	$2,883
Rising Star Casino Resort	(145)	630	8	—	—	493
Bronco Billy’s Casino and Hotel	233	471	1	—	—	705
Northern Nevada Casinos	(222)	209	—	—	—	(13)
	1,929	2,129	10	—	—	4,068
Other operations
Corporate	(1,386)	39	—	37	232	(1,078)
	(1,386)	39	—	37	232	(1,078)
	$543	$2,168	$10	$37	$232	$2,990

Three Months Ended March 31, 2017
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss (Gain) from Asset Disposals	Project Development and Acquisition Costs	Share-based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,217	$835	$—	$—	$—	$3,052
Rising Star Casino Resort	668	631	20	—	—	1,319
Bronco Billy’s Casino and Hotel	386	467	(7)	—	—	846
Northern Nevada Casinos	395	157	—	—	—	552
	3,666	2,090	13	—	—	5,769
Other operations
Corporate	(1,406)	7	—	131	93	(1,175)
	(1,406)	7	—	131	93	(1,175)
	$2,260	$2,097	$13	$131	$93	$4,594

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended March 31, 2018 and 2017 included facility rents related to: (i) Silver Slipper of $0.4 million for both periods, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.1 million for both periods.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2018, we had $27.7 million of unrestricted cash and equivalents. Our $2 million Revolving Loan under our First Lien Credit Facility was eliminated upon the refinancing of our prior credit facilities with the Notes. Management estimates that approximately $12 million of cash and equivalents is currently required for our day-to-day operations.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Subject to financial, economic, competitive, regulatory and other uncertainties, many beyond our control, we believe that adequate financial resources (including from existing cash balances, operating cash flows and available credit) will be available to fund ongoing operating requirements over the next 12 months. However, we may need to refinance our debt and/or seek additional debt and/or equity financing to compete effectively and/or grow our business. Management is reviewing market conditions and exploring financing options, though there can be no assurances of our ability to obtain any additional financing or fund growth efforts and to continue to expand.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three months ended March 31, 2018 was $(0.5) million, compared to cash provided by operations of $1.5 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing 2018 and 2017, our operating cash flows decreased primarily due to the significant impact of adverse weather on business volumes during the first quarter of 2018.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2018 was $(1.4) million, which primarily related to growth projects at Rising Star. Cash used in investing activities during the prior-year period was $(2.5) million, primarily related to growth projects at several properties, including the casino renovation at Grand Lodge Casino and the Beach Club at Silver Slipper, both completed in mid-2017.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the three months ended March 31, 2018 was $9.8 million, which primarily related to the proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the Company's refinancing of its credit facilities. Cash used in financing activities for the prior-year period was $(0.7) million, primarily related to $(0.6) million of First Lien Term Loan payments.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet these obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, in the case of our longer-term expansion of Bronco Billy’s, potentially additional debt. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or the capital markets do not facilitate the issuance of additional debt, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Long-term Debt. On February 2, 2018, we entered into an agreement to sell $100 million of Notes, which mature on February 2, 2024, to qualified institutional buyers. The Notes were issued on the same day at a price of 98% of their face value (a 2% original issue discount). As of February 2, 2018, we had approximately $41 million outstanding under the First Lien Credit Facility and approximately $55 million outstanding under the Second Lien Credit Facility, which were extinguished at a loss of $2.7 million.

The new Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. The indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, we are required to make principal payments of $250,000 with a balloon payment for the remaining $94 million due upon maturity. Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest.

The indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants. We are required to maintain financial covenants, including a total leverage ratio, which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. See Note 6 to the accompanying consolidated financial statements for more information about our indenture governing the Notes, including our total leverage ratios.

As of March 31, 2018, we were in compliance with our covenant under the indenture; however, there can be no assurance that we will remain in compliance with all covenants in the future.

Common Stock Warrants. In connection with the Second Lien Credit Facility that was refinanced in February 2018, we have warrants still outstanding, representing rights to purchase approximately 1.0 million shares of our common stock. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility qualified as a triggering event. Accordingly, we have reclassified the obligation to current. As of the date of this filing, the Second Lien Lenders have not exercised these redemption rights. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement. See Note 7 to the accompanying consolidated financial statements for further information about these warrants which could affect our liquidity and capital resources.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt Equities, L.L.C. (“Hyatt”) to operate the Grand Lodge Casino contains an option for Hyatt, beginning on January 1, 2019, to purchase our leasehold interest and related casino operating assets. See Note 9 to the accompanying consolidated financial statements for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. We made significant capital investments through March 31, 2018 and expect to make additional capital investments during the remainder of 2018 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth. For the projects listed below, we expect to invest an estimated $9.0 million during the remainder of 2018.

Rising Star Casino Resort. We are making significant improvements at Rising Star, including:

•
Implementation of a 10-vehicle ferry boat service to Kentucky, which will significantly shorten the distance for customers traveling from Kentucky to Rising Star. We have received a conditional use permit from the Boone County Board of Adjustment for a ferry landing on land that we have purchased in Boone County, Kentucky. Construction of the ferry boat, which consists of a push tug and barge, is complete. In April 2018, we commenced construction of site improvements, including ferry access roads and landings, and expect to begin ferry service in the third quarter of 2018;

•	Improvements to the entry pavilion and the hotel’s lobby and hallways, with completion expected in mid-2018; and

•	Refurbishment of a portion of the casino to include a VIP room and sense-of-arrival improvements, estimated to be completed in 2018 or early 2019.

Through March 31, 2018, we had invested a total of approximately $1.8 million with respect to the foregoing improvements at Rising Star, primarily for the ferry boat, the entry pavilion, and the hotel lobby and hallways. In total, we expect to invest approximately $4 million for the above projects at Rising Star. We currently anticipate investing an additional $1.5 million during the remainder of 2018 and the balance in 2019.

Bronco Billy’s. We received initial approvals for the significant expansion of our Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado, and expect to receive final approvals from the Cripple Creek City Council in June 2018. Phase One of the expansion is expected to include a parking garage, the purchase of certain land parcels currently under option and necessary for the expansion, and the refurbishment of the Imperial Hotel and Imperial Casino. We estimate that the cost to implement Phase One of the expansion is approximately $14 million, with the opening of the Imperial Casino expected by the end of 2018 and completion of the parking garage in early 2019. We expect to invest $7.5 million into Phase One in 2018 and the balance in 2019.

Other Capital Expenditures. Additionally, we may fund other various capital expenditure projects, depending on our financial resources. Our capital expenditures may fluctuate due to decisions regarding strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful.

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

Principal Debt Arrangements

As discussed above under Liquidity and Capital Resources, we have significant long-term debt.  See Note 6 to the accompanying consolidated financial statements for a description of the material terms and restrictive covenants of such agreements.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2017. On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method, which has been updated in Note 2 of this Quarterly Report on Form 10-Q for the Basis of Presentation and Summary of Significant Accounting Policies. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2017. There has been no significant change in our estimation methods since the end of 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts are are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements relating to our growth strategies; our development and expansion plans, including a planned expansion of Bronco Billy’s; our planned use of proceeds from our recent offering; our investments in capital improvements and other projects, including the timing and amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; timing for required approvals; impact of the 2017 Tax Act; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; anticipated sources of funds; additional financing; intentions regarding the operation of a ferry boat service from Rising Star Casino Resort; factors that affected financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently-issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:
•repayment of our substantial indebtedness;
•substantial dilution related to our outstanding stock warrants and options;

•	implementation of our growth strategies, including the Bronco Billy’s expansion, exercise of options to acquire or lease property, capital investments and potential acquisitions;
•the successful integration of acquisitions;

•	the development and success of our expansion projects and the financial performance of completed projects;

•	our ability to continue to comply with covenants and the terms of our debt instruments;

•	development and construction activities risks;
•some of our casinos being on leased property;
•changes to anticipated trends in the gaming industries;
•changes in patron demographics;

•	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;

•	availability of adequate levels of insurance;

•	the complexity of the 2017 Tax Act and our ability to accurately interpret and predict its impact on our federal income taxes and refunds;

•	changes to federal, state, and local taxation and tax rates, and gaming and environmental laws, regulations and legislation;

•	any violations of the anti-money laundering laws;

•	cyber-security risks, including misappropriation of customer information or other breaches of information security;

•	obtaining and maintaining gaming and other licenses, and obtaining entitlements and other regulatory approvals for projects;

•	severe weather;

•	lack of alternative routes to certain of our properties;

•	the competitive environment, including increased competition in our target market areas;

•	litigation matters;

•	certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and

•	other factors described from time to time in this and our other Securities and Exchange Commission filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

We encourage investors to review the risks and uncertainties relating to our business disclosed in that Annual Report on Form 10-K, as well as those contained in “Forward-Looking Statements”.

If any of the risks discussed in the sections referenced above actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and investors could lose all or part of their investment.

Item 6. Exhibits

4.1
Indenture, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018)

4.1(a)
Form of Senior Secured Note due 2024 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018)

10.1
Notes Purchase Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc. and the Purchasers (as defined therein) party thereto (incorporated by reference t Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018)

10.2
Security Agreement, dated February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 6, 2018)

10.3
Intellectual Property Security Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 6, 2018)

10.4
Letter Agreement, dated as of March 19, 2018, by and between Union Gaming Securities and Full House Resorts, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on March 23, 2018)

31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 14, 2018	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 14, 2018	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)