Form 10-Q
period 2018-06-30
FULL HOUSE RESORTS INC
filed 2018-08-10
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 6, 2018, there were 26,932,169 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Casino (1)	$28,632	$35,787	$55,602	$71,693
Food and beverage (1)	8,783	8,100	16,722	15,999
Hotel (1)	2,582	2,237	4,865	4,315
Other operations	1,230	1,243	1,969	2,017
Gross revenues	41,227	47,367	79,158	94,024
Less promotional allowances (1)	—	(7,246)	—	(14,283)
Net revenues	41,227	40,121	79,158	79,741
Operating costs and expenses
Casino (1)	11,282	18,874	22,366	37,454
Food and beverage (1)	9,757	3,160	18,883	6,132
Hotel (1)	2,652	276	5,139	478
Other operations (1)	834	571	1,348	851
Selling, general and administrative (1)	12,462	13,728	24,424	26,812
Project development and acquisition costs	130	53	167	185
Depreciation and amortization	2,038	2,138	4,206	4,235
Loss (gain) on disposal of assets, net	69	(14)	79	(1)
	39,224	38,786	76,612	76,146
Operating income	2,003	1,335	2,546	3,595
Other (expense) income
Interest expense, net of $171 and $216 capitalized for the three and six months ended June 30, 2018	(2,466)	(2,705)	(5,006)	(5,384)
Loss on extinguishment of debt	—	—	(2,673)	—
Adjustment to fair value of warrants	(80)	30	423	30
	(2,546)	(2,675)	(7,256)	(5,354)
Loss before income taxes	(543)	(1,340)	(4,710)	(1,759)
Provision for income taxes	118	184	237	368
Net loss	$(661)	$(1,524)	$(4,947)	$(2,127)

Basic loss per share	$(0.02)	$(0.07)	$(0.20)	$(0.09)
Diluted loss per share	$(0.02)	$(0.07)	$(0.21)	$(0.09)

(1)
On January 1, 2018, the Company adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method, which impacts the comparability of these line items.

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$22,726	$19,910
Accounts receivable, net of allowance of $105 and $103	1,530	1,760
Inventories	1,551	1,692
Prepaid expenses and other	4,644	2,849
	30,451	26,211

Property and equipment, net	117,661	114,058
Goodwill	21,286	21,286
Intangible assets, net of accumulated amortization of $7,779 and $7,763	10,926	10,936
Deposits and other	1,031	994
	$181,355	$173,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,927	$5,182
Accrued payroll and related	3,864	3,115
Other accrued expenses	7,955	8,846
Common stock warrant liability	2,074	—
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligation	451	421
	21,271	18,564

Other long-term obligations	179	2,689
Long-term debt, net of current portion	94,362	93,566
Capital lease obligation, net of current portion	4,605	4,861
Deferred tax liability	1,994	1,757
	122,411	121,437
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,288,764 and 24,294,084 shares issued and 26,932,169 and 22,937,489 shares outstanding	3	2
Additional paid-in capital	63,710	51,868
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings (deficit)	(3,115)	1,832
	58,944	52,048
	$181,355	$173,485

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock			Treasury Stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, January 1, 2018	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048
Stock grants	34	—	104	—	—	—	104
Registered direct offering	3,943	1	11,435	—	—	—	11,436
Share-based compensation	18	—	303	—	—	—	303
Net loss	—	—	—	—	—	(4,947)	(4,947)
Balance, June 30, 2018	28,289	$3	$63,710	1,357	$(1,654)	$(3,115)	$58,944

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,947)	$(2,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,206	4,235
Amortization of debt issuance and warrant costs	398	439
Share-based compensation	407	269
Change in fair value of stock warrants	(423)	(30)
Debt extinguishment costs	2,673	—
Loss (gain) on disposal of assets and other	80	(14)
Increases and decreases in operating assets and liabilities:
Accounts receivable	230	711
Prepaid expenses, inventories and other	(1,652)	(1,985)
Deferred taxes	237	367
Accounts payable and accrued expenses	(538)	458
Net cash provided by operating activities	671	2,323
Cash flows from investing activities:
Purchase of property and equipment	(6,744)	(6,252)
Other	(234)	(40)
Net cash used in investing activities	(6,978)	(6,292)
Cash flows from financing activities:
Payment of First and Second Lien Term Loans	(96,063)	(563)
Prepayment premium of Second Lien Term Loan	(1,100)	—
Proceeds from Senior Secured Notes borrowings	100,000	—
Payment of debt issuance costs	(4,044)	(281)
Payment of Interest Rate Cap premium	(238)	—
Repayment of Senior Secured Notes principal	(500)	—
Repayment of capital lease obligation	(226)	(224)
Proceeds from equity offering	11,435	—
Other	(141)	—
Net cash provided by (used in) financing activities	9,123	(1,068)

Net increase (decrease) in cash and equivalents	2,816	(5,037)
Cash and equivalents, beginning of period	19,910	27,038
Cash and equivalents, end of period	$22,726	$22,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$4,717	$4,871
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts payable related capital expenditures	$2,073	$1,100

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

We currently operate five casinos; four are part of real estate that we own or lease and one is located within a hotel owned by a third party. The following table identifies the properties along with their respective dates of acquisition and locations:

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

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect our accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities, such as our interest rate cap (“Interest Rate Cap”) agreement and common stock warrant liability. Fair value measurements are also used in our periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

GAAP categorizes the inputs used for fair value into a three-level hierarchy:

•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Comparable inputs other than quoted prices that are observable for similar assets or liabilities in less active markets; and

•	Level 3: Unobservable inputs which may include metrics that market participants would use to estimate values, such as revenue and earnings multiples and relative rates of return.

The Company utilizes Level 2 inputs when measuring the fair value of its Interest Rate Cap. In order to estimate the fair value of this derivative instrument, the Company obtains valuation reports from the third-party broker that issued the Interest Rate Cap. The report contemplates fair value by using inputs including market-observable data such as interest rate curves, volatilities, and information derived from or corroborated by that market-observable data (see Note 6).

The Company utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and most financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 7).

Operating Revenues and Related Costs and Expenses. The Company adopted a new revenue standard (see Note 3) effective January 1, 2018. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as entertainment). The majority of our revenues are derived from casino gaming, principally slot machines.

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

Income Taxes. For interim income tax reporting, it was determined that the Company’s annual effective tax rate could not be reasonably estimated. As a result, the Company used the actual year-to-date effective tax rate to determine the tax expense incurred during the three and six months ended June 30, 2018 and 2017.

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

The comparative information as of and for the three and six months ended June 30, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of ASC 606 for 2018 has not and is not expected to have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis.

The impact of adoption on our consolidated statement of operations is shown below. Note that we did not present any balance sheet effects, as the amounts are immaterial.

(In thousands, unaudited)
	Three Months Ended June 30, 2018
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Casino	$28,632	$36,713	$(8,081)
Food and beverage	8,783	8,704	79
Hotel	2,582	2,376	206
Promotional allowances	—	(7,733)	7,733

Costs and expenses
Casino	11,282	18,675	(7,393)
Food and beverage	9,757	3,124	6,633
Hotel	2,652	389	2,263
Other operations	834	505	329
Selling, general and administrative	12,462	14,352	(1,890)
Operating income	2,003	2,008	(5)
Loss before income taxes	(543)	(538)	(5)
Net loss	(661)	(656)	(5)

(In thousands, unaudited)
	Six Months Ended June 30, 2018
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Casino	$55,602	$71,226	$(15,624)
Food and beverage	16,722	16,584	138
Hotel	4,865	4,459	406
Promotional allowances	—	(14,653)	14,653

Costs and expenses
Casino	22,366	36,945	(14,579)
Food and beverage	18,883	6,190	12,693
Hotel	5,139	618	4,521
Other operations	1,348	827	521
Selling, general and administrative	24,424	27,982	(3,558)
Operating income	2,546	2,571	(25)
Loss before income taxes	(4,710)	(4,685)	(25)
Net loss	(4,947)	(4,922)	(25)

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

4. REVENUE

Our revenue, disaggregated by type of revenue and segment, is as follows:

(In thousands, unaudited)	Three Months Ended June 30, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Total
Revenues
Casino	$11,438	$7,974	$5,373	$3,847	$28,632
Food and beverage	4,824	2,291	1,182	486	8,783
Hotel	835	1,586	161	—	2,582
Other operations	395	677	79	79	1,230
	$17,492	$12,528	$6,795	$4,412	$41,227

(In thousands, unaudited)	Six Months Ended June 30, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Total
Revenues
Casino	$22,488	$15,499	$10,347	$7,268	$55,602
Food and beverage	9,169	4,348	2,258	947	16,722
Hotel	1,612	2,974	279	—	4,865
Other operations	732	934	153	150	1,969
	$34,001	$23,755	$13,037	$8,365	$79,158

We have accruals for certain liabilities with customers, including liabilities for our customer loyalty programs and progressive jackpot liabilities. Such liabilities were approximately $3.2 million for each of June 30, 2018 and December 31, 2017.

5. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consists of the following:

(In thousands)	June 30, 2018	December 31, 2017
	(Unaudited)
Land and improvements	$15,927	$15,376
Buildings and improvements	108,874	106,728
Furniture and equipment	42,764	41,281
Construction in progress	6,225	2,723
	173,790	166,108
Less: Accumulated depreciation	(56,129)	(52,050)
	$117,661	$114,058

6. LONG-TERM DEBT AND CAPITAL LEASE

Long-Term Debt

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	June 30, 2018	December 31, 2017
	(Unaudited)
Senior Secured Notes	$99,500	$—
First Lien Term Loan	—	41,063
Revolving Loan	—	—
Second Lien Term Loan	—	55,000
	99,500	96,063
Less: Discounts and unamortized debt issuance costs	(4,138)	(1,497)
	95,362	94,566
Less: Current portion of long-term debt	(1,000)	(1,000)
	$94,362	$93,566

Senior Secured Notes. On February 2, 2018, we sold $100 million of senior secured notes due 2024 (the “Notes”) to qualified institutional buyers. The Notes were issued on the same day at a price of 98% of their face value (a 2% original issue discount). Proceeds from the Notes were used to (i) pay fees and expenses incurred in connection with the debt offering; (ii) refinance the entire amounts outstanding under the First and Second Lien Credit Facilities; (iii) provide ongoing working capital; and (iv) provide funds for capital expenditures and for general corporate purposes. As of February 2, 2018, immediately prior to the issuance of the Notes, we had approximately $41 million outstanding under the First Lien Credit Facility and approximately $55 million outstanding under the Second Lien Credit Facility, which were extinguished at a loss of $2.7 million, reflecting the call premiums on such debt and the write-off of unamortized debt issuance costs.

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

On or after February 2, 2019, the Company may redeem all or a part of the Notes plus the premium as set forth below, plus accrued and applicable unpaid interest:

Redemption Periods	Percentage Premium
On February 2, 2019 to February 1, 2020	2.0%
On February 2, 2020 to February 1, 2021	1.5%
On February 2, 2021 to February 1, 2022	0.5%
On or after February 2, 2022	—%

The Notes are collateralized by substantially all of our assets and are guaranteed by all of our material subsidiaries.

Interest Rate Cap Agreement. In April 2018, the Company purchased an Interest Rate Cap from Capital One, N.A. for $238,000 in order to manage expected interest rate increases on the Notes. The agreement is for a notional amount of $50 million and expires on March 31, 2021. The Interest Rate Cap has a strike rate of 3.00% and resets every three months at the end of March, June, September, and December. If the three-month LIBOR exceeds the strike rate at the end of any covered period, the Company will receive cash payments from Capital One.

Based on fair value measurements using Level 2 inputs (see Note 2), the Company adjusts the carrying value of the Interest Rate Cap quarterly. Since the Company did not elect for hedge accounting, any adjustments to the carrying value between reporting periods will be charged to interest expense on the consolidated statement of operations. In order to estimate the fair value of this derivative instrument, the Company obtains valuation reports from the third-party issuer of the Interest Rate Cap. Fair value of the Company’s Interest Rate Cap at June 30, 2018 was $236,877 and is presented on the consolidated balance sheet under non-current assets as “Deposits and other”.

Covenants. The indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. We are required to maintain a total leverage ratio (as defined below), which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. We are allowed to deduct up to $15 million of our cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio.

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

We were in compliance with our covenants as of June 30, 2018. However, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

Capital Lease

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At June 30, 2018, such net amount was $5.1 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

7. COMMON STOCK WARRANT LIABILITY

The refinancing disclosed in Note 6 is considered a “triggering event” for the possible redemption or registration of the warrants, as further detailed below. The Company’s warrant-holders have not yet requested the redemption or registration of their outstanding warrants, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration. Accordingly, the obligation is reflected as a current liability as of June 30, 2018.

As part of the Company’s former Second Lien Credit Facility, on May 13, 2016, the Company granted the Second Lien Credit Facility lenders 1,006,568 warrants. The warrants have an exercise price of $1.67 and expire on May 13, 2026. The warrants also provide for redemption rights, preemptive rights under certain circumstances to maintain their ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. In addition to a refinancing, the redemption rights allow the warrant-holders, at their option, to require the Company to repurchase all or a portion of the warrants upon the occurrence of certain events, including: (i) a liquidity event, as defined in the warrant purchase agreement, or (ii) the Company’s insolvency. The repurchase value is the 21-day average price of the Company’s common stock at the time of such liquidity event, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined in the warrant purchase agreement, and would be guaranteed by the Company’s subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a “Monte Carlo” simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At June 30, 2018, the simulation included the following assumptions: an expected contractual term of 7.87 years, an expected stock price volatility rate of 43.00%, an expected dividend yield of 0%, and an expected risk-free interest rate of 2.82%. The common stock warrant liability at June 30, 2018 was $2.1 million compared to $2.5 million at December 31, 2017.

8. INCOME TAXES

The Company’s effective income tax rate for the three and six months ended June 30, 2018 was (21.9)% and (5.0)%, respectively, compared to an effective income tax rate of (13.7)% and (20.9)% in the corresponding prior-year periods. Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

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

As of June 30, 2018, the Company was able to reasonably estimate the effects of the 2017 Tax Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed and further guidance is provided. The provisional amount recorded related to the remeasurement of its deferred tax balance at December 31, 2017 remains unchanged as of June 30, 2018. We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2018 results. Tax losses incurred in 2018 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets.

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are party to a number of pending legal proceedings related to matters that occurred in the normal course of business.  Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations and cash flows.

Options to Purchase or Lease Land and Buildings

During November 2017, the Company capitalized $0.2 million of costs for options to either purchase or lease various buildings and land in Cripple Creek, Colorado, near Bronco Billy’s. The options include:

•
an option to purchase or lease land consisting of a closed casino. The Company exercised the lease option during the second quarter of 2018, with an anticipated lease start in August 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended by an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino prior to lease-end at a price that increases over time, with a purchase price of $2.5 million if bought by October 31, 2019, and increasing by $0.1 million on each anniversary thereafter up to $2.8 million;

•	an option to purchase land improved with a hotel for $1.7 million, which the Company exercised during the second quarter of 2018 and now owns; and

•	an option to purchase land for $0.3 million, which the Company exercised during the first quarter of 2018 and now owns.

The Company also had a short-term lease on a parking lot behind Bronco Billy’s that included an option to purchase the lot for $1.2 million. The Company exercised its right to purchase such land on June 20, 2018 and expects to close on the purchase in the third quarter of 2018.

Operating Leases

In addition to the following leases, we have less-significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase.  In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease agreement) in excess of $3.65 million.

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

Grand Lodge Casino Lease through August 2023.  Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities, L.L.C. (“Hyatt”) to operate the Grand Lodge Casino.  The lease is collateralized by the Company’s interests under the lease and property as defined in the lease and is subordinate to the liens of the Notes. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. On January 1, 2018, the monthly rent payment increased from $145,833 to $166,667.

Corporate Office Lease. In June 2017, the Company began occupying 4,479 square feet of office space in Las Vegas, Nevada. The office lease terms include an expiration date in January 2025 and approximately $0.2 million of annual rents.

10. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

The table below reconciles basic and diluted loss per share of common stock:

(In thousands, unaudited)	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	2018	2017	2018	2017
Numerator:
Net loss - basic	$(661)	$(1,524)	$(4,947)	$(2,127)
Adjustment for assumed conversion of warrants	81	—	(423)	—
Net loss - diluted	$(580)	$(1,524)	$(5,370)	$(2,127)

Denominator:
Weighted-average common share equivalents - basic	26,922	22,876	25,077	22,871
Potential dilution from assumed conversion of warrants	—	—	499	—
Weighted-average common and common share equivalents - diluted	26,922	22,876	25,576	22,871
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	3,540	3,545	2,533	3,545

In March 2018, we completed a registered direct offering for a total of 3,943,333 shares of our common stock at a price of $3.00 per share, resulting in net proceeds to us of approximately $11.4 million. We intend to use the net proceeds from this offering for general corporate purposes, including Phase One of our planned expansion of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado.

11. SHARE-BASED COMPENSATION

As of June 30, 2018, we had 961,225 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan.

The following table summarizes information related to our common stock options as of June 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2018	2,491,274	$1.59
Granted	42,000	3.35
Exercised	—	—
Canceled/Forfeited	(16,666)	2.01
Options outstanding at June 30, 2018	2,516,608	$1.61
Options exercisable at June 30, 2018	1,849,212	$1.46

Share-based compensation expense totaled $175,000 and $176,000 for the three months ended June 30, 2018 and 2017, respectively, and $407,000 and $269,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was approximately $0.4 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of one year.

As compensation for their annual service, the Company issued in May 2018 to certain non-executive members of its Board of Directors a total of 17,910 restricted shares under the 2015 Plan with a one-year transfer restriction.

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

The following tables present the Company’s segment information:

(In thousands, unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Revenues
Silver Slipper Casino and Hotel	$17,492	$16,437	$34,001	$33,095
Rising Star Casino Resort	12,528	12,595	23,755	24,800
Bronco Billy’s Casino and Hotel	6,795	6,773	13,037	12,635
Northern Nevada Casinos	4,412	4,316	8,365	9,211
	$41,227	$40,121	$79,158	$79,741
Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$3,183	$2,907	$6,066	$5,959
Rising Star Casino Resort	776	637	1,269	1,956
Bronco Billy’s Casino and Hotel	1,256	1,477	1,961	2,323
Northern Nevada Casinos	473	(53)	460	499
	5,688	4,968	9,756	10,737
Other operating costs and expenses:
Depreciation and amortization	(2,038)	(2,138)	(4,206)	(4,235)
Corporate expenses	(1,273)	(1,280)	(2,351)	(2,454)
Project development and acquisition costs	(130)	(53)	(167)	(185)
(Loss) gain on disposals	(69)	14	(79)	1
Share-based compensation	(175)	(176)	(407)	(269)
Operating income	2,003	1,335	2,546	3,595
Other (expense) income:
Interest expense	(2,466)	(2,705)	(5,006)	(5,384)
Loss on extinguishment of debt	—	—	(2,673)	—
Adjustment to fair value of warrants	(80)	30	423	30
	(2,546)	(2,675)	(7,256)	(5,354)
Loss before income taxes	(543)	(1,340)	(4,710)	(1,759)
Provision for income taxes	118	184	237	368
Net loss	$(661)	$(1,524)	$(4,947)	$(2,127)

(In thousands)	June 30, 2018	December 31, 2017
	(Unaudited)
Total Assets
Silver Slipper Casino and Hotel	$79,729	$80,780
Rising Star Casino Resort	37,672	36,327
Bronco Billy’s Casino and Hotel	38,241	35,567
Northern Nevada Casinos	11,707	12,235
Corporate and Other	14,006	8,576
	$181,355	$173,485

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

Bronco Billy’s Expansion

In November 2017, we announced plans to build an approximately 150-guest room hotel in Cripple Creek, Colorado, adjoining and integral with our existing Bronco Billy’s Casino and Hotel. The expansion, which we anticipate completing in two phases, is expected to include a spa, parking garage, convention and entertainment space, and a high-end restaurant.

Phase One includes the construction of a 286-space parking garage and the purchase of the Imperial Hotel, which the Company acquired in June 2018. It also includes exercising our options to purchase certain parcels of land adjacent to Bronco Billy’s. As part of Phase One, we will complete the refurbishment of the Imperial Hotel and refurbish and reopen the Imperial Casino, for which we have a lease with an anticipated start date in August 2018 and an option to extend such lease or to purchase. The total budget of Phase One is approximately $14 million.

Phase Two of the Bronco Billy’s expansion project, which includes the approximately 150-guest room hotel, spa, convention and entertainment space, and high-end restaurant, is contingent upon financing on acceptable terms, among other contingencies. We received a 4-0 vote from the Cripple Creek City Council in favor of certain variances and other approvals necessary for the expansion in April 2018, as well as final approvals from the Cripple Creek City Council and approval of a development agreement in June 2018. Such approvals included the vacation of two streets bifurcating the property. A competitor has filed suit against the Company and the City of Cripple Creek for having granted such approvals. Both the City and we have responded to such suit and we do not expect such litigation to delay or prevent the project.

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

Results of Operations

Consolidated operating results
The following tables summarize our consolidated operating results for the three and six months ended June 30, 2018 and 2017. We adopted Accounting Standards Codification 606 for Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. See Notes 2 and 3 of our Condensed Notes to Consolidated Financial Statements for more details regarding this new revenue recognition standard, as well as a summary of its effects on our revenues and expenses. We do not expect that this new revenue recognition standard will have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis. Due to the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, in addition to other changes discussed in Note 3.

(In thousands)	Three Months Ended June 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Net revenues	$41,227	$40,121	2.8%	$1,106	$(63)	$1,169
Operating expenses	39,224	38,786	1.1%	438	(58)	496
Operating income	2,003	1,335	50.0%	668	(5)	673
Interest and other non-operating expenses, net	2,546	2,675	(4.8)%	(129)	—	(129)
Income tax expense	118	184	(35.9)%	(66)	—	(66)
Net loss	$(661)	$(1,524)	(56.6)%	$863	$(5)	$868

(In thousands)	Six Months Ended June 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Net revenues	$79,158	$79,741	(0.7)%	$(583)	$(427)	$(156)
Operating expenses	76,612	76,146	0.6%	466	(402)	868
Operating income	2,546	3,595	(29.2)%	(1,049)	(25)	(1,024)
Interest and other non-operating expenses, net	7,256	5,354	35.5%	1,902	—	1,902
Income tax expense	237	368	(35.6)%	(131)	—	(131)
Net loss	$(4,947)	$(2,127)	132.6%	$(2,820)	$(25)	$(2,795)

                The following tables detail our net revenues for the three and six months ended June 30, 2018 and 2017, which are comprised of casino and non-casino operations.  Non-casino revenues for the periods ended 2017 are shown below as net of promotional allowances, which differ from gross amounts presented on the consolidated statement of operations.  We believe this presentation is appropriate for our discussions as it includes the allocation of promotional allowances made to the respective revenue categories, when compared to the single line item shown on the consolidated statement of operations.  Additionally, we do not believe presenting promotional allowances herein for the 2017 periods is beneficial to our comparisons since we no longer present that line for the current periods in 2018 due to the adoption of the new revenue recognition standard (see Note 2).

(In thousands)	Three Months Ended June 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Casino revenues
Slots	$24,318	$31,306	(22.3)%	$(6,988)	$(8,044)	$1,056
Table games	4,232	4,363	(3.0)%	(131)	—	(131)
Other	82	118	(30.5)%	(36)	(37)	1
	28,632	35,787	(20.0)%	(7,155)	(8,081)	926
Non-casino revenues, net
Food and beverage	8,783	3,003	192.5%	5,780	5,640	140
Hotel	2,582	438	489.5%	2,144	2,084	60
Other	1,230	893	37.7%	337	294	43
	12,595	4,334	190.6%	8,261	8,018	243
Total net revenues	$41,227	$40,121	2.8%	$1,106	$(63)	$1,169

(In thousands)	Six Months Ended June 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Casino revenues
Slots	$46,846	$62,166	(24.6)%	$(15,320)	$(15,546)	$226
Table games	8,587	9,308	(7.7)%	(721)	—	(721)
Other	169	219	(22.8)%	(50)	(78)	28
	55,602	71,693	(22.4)%	(16,091)	(15,624)	(467)
Non-casino revenues, net
Food and beverage	16,722	5,865	185.1%	10,857	10,690	167
Hotel	4,865	740	557.4%	4,125	4,035	90
Other	1,969	1,443	36.5%	526	472	54
	23,556	8,048	192.7%	15,508	15,197	311
Total net revenues	$79,158	$79,741	(0.7)%	$(583)	$(427)	$(156)

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2018 and 2017.

Revenues. Consolidated net revenues for the three month period increased primarily due to a full quarter of renovations and new amenities at several of the Company’s properties, including a significant renovation at Grand Lodge Casino, landscaping and other exterior improvements at Stockman’s Casino, a beach club and the Oyster Bar at Silver Slipper, and the RV Park at Rising Star. These gains were partially offset by revenue declines at Bronco Billy’s and, to a lesser extent, the adoption of the new revenue recognition standard.

Consolidated net revenues for the six month period decreased primarily due to the new revenue recognition standard, which was responsible for 73.2% of the decline, and adverse weather throughout the Company’s portfolio in the first quarter of 2018. These declines were partially offset by revenue growth in the second quarter of 2018, as discussed above.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three- and six-month periods modestly increased, primarily due to increased labor costs and company-wide increases to healthcare and benefits costs. See further information within our reportable segments described below.

While consolidated operating expenses were largely in-line with the prior-year period, expenses for individual departments varied significantly due to the new revenue recognition standard. The new revenue recognition standard no longer requires us to reclassify the estimated cost of complimentaries provided to a gaming customer from other expense categories to casino expenses. See Notes 2 and 3 of our Condensed Notes to Consolidated Financial Statements for more details regarding the new revenue recognition standard, which impacted reporting for casino expenses by $(7.4) million, food and beverage expenses by $6.6 million, and hotel expenses by $2.3 million for the three-month period. For the six-month period, the new revenue recognition standard impacted reporting for casino expenses by $(14.6) million, food and beverage expenses by $12.7 million, and hotel expenses by $4.5 million.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost (excluding loan fee amortization)	$2,445	$2,484	$4,823	$4,945
Amortization of debt costs	191	221	398	439
Change in fair value of interest rate cap agreement	1	—	1	—
Capitalized interest	(171)	—	(216)	—
	$2,466	$2,705	$5,006	$5,384

The decreases in interest expense above for the respective three- and six-month periods were primarily due to the refinancing of our debt in February 2018 with $100 million of new senior secured notes due 2024 (the “Notes”), which had a lower effective interest rate than our prior credit facilities, and the capitalization of interest expense during the 2018 period.

Other Non-Operating Expenses, Net

For the three- and six-month periods ended June 30, 2018, we incurred $0.1 million and $2.3 million of other non-operating expenses respectively, which were due to a loss on the extinguishment of debt and a fair value adjustment to our outstanding warrants. This compares to $30,000 of other non-operating income for both the three- and six-month periods ended June 30, 2017, due to a fair value adjustment to our warrants.

 Income Tax Expense. Income tax expense was $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 2018. Income tax expense did not change significantly and the effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) were not material.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2018 results. Tax losses incurred in 2018 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets.

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

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2018	2017		2018	2017
Net revenues
Silver Slipper Casino and Hotel	$17,492	$16,437	6.4%	$34,001	$33,095	2.7%
Rising Star Casino Resort	12,528	12,595	(0.5)%	23,755	24,800	(4.2)%
Bronco Billy’s Casino and Hotel	6,795	6,773	0.3%	13,037	12,635	3.2%
Northern Nevada Casinos	4,412	4,316	2.2%	8,365	9,211	(9.2)%
	$41,227	$40,121	2.8%	$79,158	$79,741	(0.7)%

Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$3,183	$2,907	9.5%	$6,066	$5,959	1.8%
Rising Star Casino Resort	776	637	21.8%	1,269	1,956	(35.1)%
Bronco Billy’s Casino and Hotel	1,256	1,477	(15.0)%	1,961	2,323	(15.6)%
Northern Nevada Casinos	473	(53)	NM	460	499	(7.8)%
Adjusted Property EBITDA	5,688	4,968	14.5%	9,756	10,737	(9.1)%
Corporate	(1,273)	(1,280)	(0.5)%	(2,351)	(2,454)	(4.2)%
Adjusted EBITDA	$4,415	$3,688	19.7%	$7,405	$8,283	(10.6)%

Silver Slipper Casino and Hotel

Net revenues increased for the three-month period primarily due to new slot marketing initiatives and a full quarter of new amenities at the property, including the beach club and the Oyster Bar, which both opened in mid-2017. These changes helped increase customer counts by 3.4% when compared to the prior-year period.

Net revenues also increased for the six-month period, primarily due to strength in the second quarter of 2018 from the new amenities described above. This strength was partially offset by a decline in net revenues in the first quarter of 2018, when sub-freezing weather during the first two months of the year, a severe ice storm, and related road and bridge closures adversely affected operating results.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue rose 5.1% and 1.8% for the three- and six-month periods, respectively, driven by a 6.0% increase in slot revenue for the second quarter and a 2.2% increase for the six-month period. Slot coin-in and slot win increased in 2018 for both periods, while slot hold percentages saw a slight decrease due to an increase in jackpots. Table games revenue decreased by 2.0% during the quarter and by 1.6% during the six-month period, reflecting lower table game volumes for both periods.

Regarding non-gaming net revenues, food and beverage revenues increased by 2.0% during the quarter and by 0.9% during the six-month period, driven by the addition of the Oyster Bar and improved restaurant covers for all other venues. Hotel revenues increased by 31.1% during the quarter and by 17.5% during the six-month period as a result of new marketing initiatives, which drove increased guest counts. Our hotel occupancy improved to 95.2% for the second quarter of 2018 from 88.6% in the prior-year period, and rose to 93.6% from 88.9% for the six-month period.

Adjusted Property EBITDA for the three- and six-month periods increased by 9.5% and 1.8%, respectively. Both periods benefited from the revenue increases described above. Additionally, both periods were affected by higher health care and benefit costs and additional food costs related to guest volume increases. The remaining cost increases were due to the addition of the beach club and the Oyster Bar in mid-2017. Adjusted Property EBITDA Margin improved to 18.2% for the second quarter of 2018.

Rising Star Casino Resort

Net revenues were essentially flat at $12.5 million for the three-month period. Decreases in table games revenue for the quarter were nearly offset by increases in slot revenue and non-gaming net revenues.

For the six-month period, net revenues decreased primarily due to significant weather issues in the first quarter of 2018, including approximately 21 days of heavy snowfall, as well as two days when the casino was closed due to the flooding of nearby access roads.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue decreased by 1.2% and 5.0% for the respective three- and six-month periods, attributed mostly to decreases in table games revenue. Slot revenues increased by 0.4% during the quarter due to increases in both slot win and the slot hold percentage, while slot coin-in remained relatively flat. For the six-month period, slot revenue decreased by 3.8% due to lower volumes caused by weather issues in the first quarter of 2018. Table games revenue decreased by 10.1% during the quarter and by 11.2% during the six-month period due to lower volumes.

Regarding non-gaming net revenues, food and beverage revenues increased by 2.5% during the quarter, but decreased by 3.3% during the six-month period due to the weather issues in early 2018 discussed above. Hotel revenues increased for both the quarter and the six-month period due to new revenue generated by the RV Park, which was still under construction in the second quarter of 2017. Our hotel occupancy improved to 94.1% from 89.1% in the second quarter, and rose to 86.8% from 86.2% in the prior-year six-month period, due to new hotel marketing initiatives.

Adjusted Property EBITDA for the three-month period increased by 21.8%, driven by improved management of labor and food costs. For the six-month period, Adjusted Property EBITDA declined due to the decline in net revenues, costs associated with the temporary closure of the casino in the first quarter of 2018, and increased health care and benefits costs. Adjusted Property EBITDA Margin improved to 6.2% for the second quarter of 2018.

Bronco Billy’s Casino and Hotel

Net revenues were essentially flat at $6.8 million for the three-month period with highway construction and nearby wildfires affecting gaming volumes at Bronco Billy’s. For the six-month period, net revenues increased despite significant snowfall on a key event weekend in the first quarter of 2018, due in part to the new Crippled Cow restaurant that opened in mid-2017.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue decreased by 2.7% during the quarter, primarily from declines in slot volumes and a lower slot hold percentage in the second quarter of 2018. For the six-month period, casino revenue rose 0.6% due to increases in both slot revenues and table games revenues.

Regarding non-gaming net revenues, food and beverage revenues increased by 14.6% during the quarter and by 12.3% during the six-month period, due to both the addition of the Crippled Cow in mid-2017 and increased covers at other venues. Hotel revenues increased by 4.5% during the quarter, but decreased by 4.3% during the six-month period due to weather-related challenges in early 2018.

Adjusted Property EBITDA for the three- and six-month periods decreased by 15.0% and 15.6%, respectively. This was primarily due to increases in operational costs, including elevated health care and benefits costs and an increase in the state’s minimum wage. Adjusted Property EBITDA Margin decreased to 18.5% for the second quarter of 2018.

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

For the second quarter of 2018, net revenues increased by 2.2% from the 2017 period, driven by revenue growth at both Grand Lodge Casino and Stockman’s Casino. At Grand Lodge Casino, a significant renovation resulted in the closure of much of the casino in the first half of 2017. The completion of that renovation in mid-2017 benefited results in the second quarter of 2018. Similarly, Stockman’s Casino underwent construction improvements throughout 2017 and early 2018, including construction of a new porte cochere, new landscaping, and parking improvements, and is now benefiting from the completion of those projects. Additionally, Stockman’s Casino continues to benefit from an increase in activity at the nearby naval base.

For the six-month period, net revenues decreased by 9.2%, due primarily to weather-related business declines at Grand Lodge Casino in the first quarter of 2018. In January and February 2018, there were low snowfall levels for the Lake Tahoe area, resulting in reduced visitation to the nearby ski areas. Significant snowfall returned in March 2018, and Grand Lodge Casino’s revenues and Adjusted Property EBITDA accordingly improved in March 2018, though not enough to offset the first two months of the quarter.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue rose 12.4% for the quarter, due to a 13.6% increase in slot revenue, a 7.3% increase in table games revenue, and the completion of significant construction. For the six-month period, casino revenue modestly increased, with a 5.4% increase in slot revenues largely offset by a lower hold percentage for the table games department and weather challenges in early 2018.

Food and beverage revenue at Stockman’s Casino increased by 9.9% during the quarter and increased by 16.0% during the six-month period, reflecting the completion of construction at the property and elevated activity at the nearby naval air station.

Adjusted Property EBITDA for the three-month period improved to $0.5 million, as compared to $(0.1) million in the prior-quarter year. The second quarter of 2017 experienced significant construction disruption with, for example, up to two-thirds of the Grand Lodge Casino closed at the peak of construction. The second quarter of 2018 reflects a normalized quarter of operations. For the first half of both 2018 and 2017, Adjusted Property EBITDA remained relatively flat at $0.5 million, with casino renovation improvements offset by weather-related business declines at Grand Lodge Casino in the first quarter of 2018. Adjusted Property EBITDA Margin improved to 10.7% for the second quarter of 2018.

Corporate

Corporate expenses decreased modestly both for the three and six-month periods, primarily due to lower professional fees.

Non-GAAP Financial Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes this measure is (i) a widely used measure of operating performance in the gaming and hospitality industries and (ii) a principal basis for valuation of gaming and hospitality companies. In addition, a version of Adjusted EBITDA (known as Consolidated EBITDA) is utilized in the covenants within our indenture, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, this measure should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of net loss and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(661)	$(1,524)	$(4,947)	$(2,127)
Income tax provision	118	184	237	368
Loss before income taxes	(543)	(1,340)	(4,710)	(1,759)

Non-operating (expense) income, net
Interest expense, net of amounts capitalized	(2,466)	(2,705)	(5,006)	(5,384)
Loss on extinguishment of debt	—	—	(2,673)	—
Adjustment to fair value of warrants	(80)	30	423	30
	(2,546)	(2,675)	(7,256)	(5,354)
Operating income	2,003	1,335	2,546	3,595
Depreciation and amortization	2,038	2,138	4,206	4,235
Loss (gain) on asset disposals	69	(14)	79	(1)
Project development and acquisition costs	130	53	167	185
Share-based compensation	175	176	407	269
Adjusted EBITDA	$4,415	$3,688	$7,405	$8,283

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA. The comparability of the information for the periods presented was not materially affected by the implementation of ASC 606.

Three Months Ended June 30, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,372	$811	$—	$—	$—	$3,183
Rising Star Casino Resort	172	603	1	—	—	776
Bronco Billy’s Casino and Hotel	811	377	68	—	—	1,256
Northern Nevada Casinos	265	208	—	—	—	473
	3,620	1,999	69	—	—	5,688
Other operations
Corporate	(1,617)	39	—	130	175	(1,273)
	(1,617)	39	—	130	175	(1,273)
	$2,003	$2,038	$69	$130	$175	$4,415

Three Months Ended June 30, 2017
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Gain on Disposal of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,062	$845	$—	$—	$—	$2,907
Rising Star Casino Resort	27	617	(7)	—	—	637
Bronco Billy’s Casino and Hotel	1,005	472	—	—	—	1,477
Northern Nevada Casinos	(238)	192	(7)	—	—	(53)
	2,856	2,126	(14)	—	—	4,968
Other operations
Corporate	(1,521)	12	—	53	176	(1,280)
	(1,521)	12	—	53	176	(1,280)
	$1,335	$2,138	$(14)	$53	$176	$3,688

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended June 30, 2018 and 2017 included facility rents related to: (i) Silver Slipper of $0.4 million for both periods, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.1 million for both periods.

Six Months Ended June 30, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,434	$1,631	$1	$—	$—	$6,066
Rising Star Casino Resort	28	1,232	9	—	—	1,269
Bronco Billy’s Casino and Hotel	1,043	849	69	—	—	1,961
Northern Nevada Casinos	44	416	—	—	—	460
	5,549	4,128	79	—	—	9,756
Other operations
Corporate	(3,003)	78	—	167	407	(2,351)
	(3,003)	78	—	167	407	(2,351)
	$2,546	$4,206	$79	$167	$407	$7,405

Six Months Ended June 30, 2017
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss (Gain) on Disposal of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,279	$1,680	$—	$—	$—	$5,959
Rising Star Casino Resort	695	1,248	13	—	—	1,956
Bronco Billy’s Casino and Hotel	1,391	939	(7)	—	—	2,323
Northern Nevada Casinos	157	349	(7)	—	—	499
	6,522	4,216	(1)	—	—	10,737
Other operations
Corporate	(2,927)	19	—	185	269	(2,454)
	(2,927)	19	—	185	269	(2,454)
	$3,595	$4,235	$(1)	$185	$269	$8,283

Operating expenses deducted to arrive at operating income (loss) in the above tables for the six-month period ended June 30, 2018 and 2017 included facility rents related to: (i) Silver Slipper of $0.8 million for both periods, (ii) Northern Nevada of $0.9 million during 2018 and $1.0 million during 2017, and (iii) Bronco Billy’s of $0.2 million for both periods.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2018, we had $22.7 million of unrestricted cash and equivalents. Management estimates that approximately $12 million of cash and equivalents is currently required for our day-to-day operations.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs, including our growth projects. Subject to financial, economic, competitive, regulatory and other uncertainties, many beyond our control, we believe that adequate financial resources (including from existing cash balances, operating cash flows and available credit) will be available to fund ongoing operating requirements over the next 12 months. However, we may need to refinance our debt and/or seek additional debt and/or equity financing to compete effectively and/or grow our business. Management is reviewing market conditions and exploring financing options, though there can be no assurances of our ability to obtain any additional financing or fund growth efforts and to continue to expand.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the six months ended June 30, 2018 was $0.7 million, compared to cash provided by operations of $2.3 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing 2018 and 2017 periods, our operating cash flows decreased primarily due to working capital changes, specifically a net change in accounts payable and accrued expenses of $(1.0) million and a change in accounts receivable of $(0.5) million.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six months ended June 30, 2018 was $(7.0) million, which primarily related to growth projects at Rising Star and the purchase of the Imperial Hotel near Bronco Billy’s. Cash used in investing activities during the prior-year period was $(6.3) million, primarily related to growth projects at several properties, including the casino renovation at Grand Lodge Casino and the Beach Club at Silver Slipper, both completed in mid-2017.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the six months ended June 30, 2018 was $9.1 million, which primarily related to the proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the refinancing of our credit facilities, loan and lease principal payments, and purchase of an interest rate cap. Cash used in financing activities for the prior-year period was $(1.1) million, primarily related to $(0.6) million of First Lien Term Loan payments.

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

Long-term Debt. On February 2, 2018, we entered into an agreement to sell $100 million of Notes, which mature on February 2, 2024, to qualified institutional buyers primarily to refinance our existing credit facilities.

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

As of June 30, 2018, we were in compliance with our covenant under the indenture; however, there can be no assurance that we will remain in compliance with all covenants in the future.

Interest Rate Cap Agreement. In connection with the refinancing of long-term debt for $100 million of Notes issued in February 2018, we purchased an interest rate cap (“Interest Rate Cap”) for $238,000 on April 6, 2018. We entered into this interest rate derivative with Capital One, N.A. in order to minimize the effect of interest rate increases on approximately half of our outstanding borrowings with a notional amount of $50 million and strike rate of 3.00%, which resets every three months at the end of March, June, September, and December. The Interest Rate Cap expires on March 31, 2021 and is presented accordingly on our consolidated balance sheet under “Deposits and other” as a non-current asset (see Note 6).

Common Stock Warrants. In connection with the Second Lien Credit Facility that was refinanced in February 2018, we have warrants still outstanding, representing rights to purchase approximately 1.0 million shares of our common stock. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility qualified as a triggering event. Accordingly, we have reclassified the obligation to current. As of the date of this filing, the Second Lien Lenders have not exercised these redemption rights. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement, or by registering and selling the shares related to the warrants through a public stock offering. See Note 7 to the accompanying consolidated financial statements for further information about these warrants which could affect our liquidity and capital resources.

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

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through June 30, 2018 and expect to make additional capital investments during the remainder of 2018 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth. For the projects listed below, we expect to invest an estimated $5.3 million during the remainder of 2018.

Rising Star Casino Resort. We are making significant improvements at Rising Star, including:

•
Implementation of a 10-vehicle ferry boat service to Kentucky, which will significantly shorten the distance for customers traveling from Kentucky to Rising Star. We recently christened the new ferry boat in July 2018 and expect to begin ferry service in the third quarter of 2018, after completion of new access roads to the ferry landing sites;

•	Improvements to the entry pavilion and the hotel’s lobby and hallways, which were completed in July 2018; and

•	Refurbishment of a portion of the casino to include a VIP room and sense-of-arrival improvements, estimated to be completed in 2019.

Through June 30, 2018, we had invested a total of approximately $2.5 million with respect to the foregoing improvements at Rising Star, primarily for the ferry boat and related roads, the entry pavilion, and the hotel lobby and hallways. In total, we expect to invest approximately $4.5 million for the above projects at Rising Star. We currently anticipate investing an additional $1.2 million during the remainder of 2018 and the balance in 2019.

Bronco Billy’s. We received final approvals, including approval of a development agreement, from the Cripple Creek City Council in June 2018 for our expansion of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. Phase One of the expansion is expected to include a parking garage, the purchase of certain land parcels currently under option and necessary for the expansion, and the refurbishment of the Imperial Hotel and Imperial Casino. We estimate that the cost to implement Phase One of the expansion is approximately $14 million, with the opening of the Imperial Casino expected by the end of 2018 and completion of the parking garage in the first half of 2019, using cash on hand and expected cash flow from operations. We have invested approximately $3.4 million and expect to invest $4.1 million into Phase One in 2018 and the balance in 2019. For Phase Two, we continue to discuss amenities, fixtures, and other related topics with our architects and general contractor in our efforts to execute a guaranteed maximum price contract and overall budget for the project.  We currently expect to begin Phase Two upon the conclusion of Phase One, with an opening of Phase Two expected in 2020.  Construction of Phase Two is contingent upon financing on acceptable terms, among other contingencies.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements relating to our growth strategies; our development and expansion plans, including a planned expansion of Bronco Billy’s, our ability to obtain financing for such expansion, the timing for commencement and completion of each phase and expected opening dates; our investments in capital improvements and other projects, including the timing and amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; timing for required approvals; impact of the 2017 Tax Act; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; anticipated sources of funds; additional financing; intentions regarding the operation of a ferry boat service from Rising Star Casino Resort and expected timing to commence such service; factors that affected financial performance of our properties; adequacy of our insurance; competitive outlook; anticipated outcome of legal matters, including matters related to our Bronco Billy’s expansion; impact of recently-issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:
•repayment of our substantial indebtedness;
•substantial dilution related to our outstanding stock warrants and options;

•	implementation of our growth strategies, including the Bronco Billy’s expansion, exercise of options to acquire or lease property, capital investments and potential acquisitions;
•the successful integration of acquisitions;

•	the development and success of our expansion projects and the financial performance of completed projects;

•	our ability to continue to comply with covenants and the terms of our debt instruments;

•	development and construction activities risks;
•some of our casinos being on leased property;
•changes to anticipated trends in the gaming industries;
•changes in patron demographics;

•	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;

•	availability of adequate levels of insurance;

•	the complexity of the 2017 Tax Act and our ability to accurately interpret and predict its impact on our federal income taxes and refunds;

•	changes to federal, state, and local taxation and tax rates, and gaming, health and safety and environmental laws, regulations and legislation;

•	any violations of the anti-money laundering laws;

•	cyber-security risks, including misappropriation of customer information or other breaches of information security;

•	obtaining and maintaining gaming, ferry boat and other licenses, and obtaining entitlements and other regulatory approvals for projects;

•	severe weather;

•	lack of alternative routes to certain of our properties;

•	the competitive environment, including increased competition in our target market areas;

•	litigation matters;

•	marine transportation risks, including disasters, accidents, damage, injury, death and spills;

•	certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and

•	other factors described from time to time in this and our other Securities and Exchange Commission filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K"), except as follows:

Our ferry boat service will be highly regulated, which can adversely affect our operations.

Our ferry boat service at the Rising Star Casino Resort will be subject to stringent local, state and federal laws and regulations governing, among other things, the health and safety of our passengers and personnel, and the operation and insurance of our vessel. Many aspects of our ferry boat service will be subject to regulation by a wide array of agencies, including the U.S. Coast Guard and other federal authorities, the State of Indiana and Commonwealth of Kentucky authorities, as well as local authorities in Ohio County, Indiana and Boone County, Kentucky.  In addition, we are required by various governmental and quasi-governmental agencies to obtain, maintain and periodically renew certain permits, licenses and certificates with respect to our ferry boat service.  Compliance with or the enforcement of applicable laws and regulations can be costly. In addition, failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or, in certain cases, the suspension or termination of our ferry boat service.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.

The operation of our vessel will be subject to various inherent risks, including:

•	catastrophic marine disasters and accidents;

•	adverse weather conditions or natural disasters;

•	mechanical failure or equipment damage;

•	hazardous substance spills; and

•	navigation and human errors.

The occurrence of any of these events may result in, among other things, death or injury to persons, damage to or loss of our vessel, damage to other vessels and the environment, loss of revenues, termination of our vessel charter or other contracts, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and death or injury to personnel and passengers. Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

We encourage investors to review the risks and uncertainties relating to our business previously disclosed in the 2017 Form 10-K, as well as those contained in Part I - “Forward-Looking Statements” thereof, as revised or supplemented by our Quarterly Reports filed with the SEC since the filing of the 2017 Form 10-K.

If any of the risks discussed in the sections referenced above actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and investors could lose all or part of their investment.

Item 6. Exhibits

4.1
First Amendment to Indenture, dated as of June 20, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as defined therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 21, 2018).

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

FULL HOUSE RESORTS, INC.

Date: August 10, 2018	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 10, 2018	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)