Form 10-Q
period 2018-09-30
FULL HOUSE RESORTS INC
filed 2018-11-09
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company and/or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non Accelerated Filer ☑	Smaller reporting company ☑
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

As of November 5, 2018, there were 26,932,169 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Casino (1)	$30,767	$39,009	$86,369	$110,702
Food and beverage (1)	9,371	8,760	26,093	24,759
Hotel (1)	2,583	2,408	7,448	6,724
Other operations	1,307	1,234	3,276	3,250
Gross revenues (1)	44,028	51,411	123,186	145,435
Less promotional allowances (1)	—	(7,685)	—	(21,968)
Net revenues	44,028	43,726	123,186	123,467
Operating costs and expenses
Casino (1)	11,934	20,102	34,300	57,556
Food and beverage (1)	10,301	3,466	29,184	9,598
Hotel (1)	2,708	348	7,847	826
Other operations (1)	958	483	2,306	1,333
Selling, general and administrative (1)	11,769	13,076	36,193	39,902
Preopening costs	140	—	140	—
Project development and acquisition costs	390	53	557	238
Depreciation and amortization	2,094	2,193	6,300	6,428
Loss (gain) on disposal of assets, net	—	12	79	(2)
	40,294	39,733	116,906	115,879
Operating income	3,734	3,993	6,280	7,588
Other (expense) income
Interest expense, net of $112 and $77 capitalized for the three-months ended September 30, 2018 and 2017, and $328 and $77 capitalized for the nine-months ended September 30, 2018 and 2017	(2,513)	(2,718)	(7,519)	(8,102)
Loss on extinguishment of debt	—	—	(2,673)	—
Adjustment to fair value of warrants	463	(302)	886	(272)
	(2,050)	(3,020)	(9,306)	(8,374)
Income (loss) before income taxes	1,684	973	(3,026)	(786)
Provision for income taxes	119	184	356	552
Net income (loss)	$1,565	$789	$(3,382)	$(1,338)

Basic earnings (loss) per share	$0.06	$0.03	$(0.13)	$(0.06)
Diluted earnings (loss) per share	$0.04	$0.03	$(0.16)	$(0.06)

(1)
On January 1, 2018, the Company adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method, which impacts the comparability of these line items.

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$20,841	$19,910
Accounts receivable, net of allowance of $148 and $103	1,764	1,760
Inventories	1,425	1,692
Prepaid expenses and other	3,660	2,849
	27,690	26,211

Property and equipment, net	121,325	114,058
Goodwill	21,286	21,286
Intangible assets, net of accumulated amortization of $7,795 and $7,763	11,169	10,936
Deposits and other	920	994
	$182,390	$173,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,067	$5,182
Accrued payroll and related	3,401	3,115
Other accrued expenses	9,203	8,846
Common stock warrant liability	1,611	—
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligation	474	421
	20,756	18,564

Other long-term obligations	172	2,689
Long-term debt, net of current portion, unamortized discount and issuance costs	94,262	93,566
Capital lease obligation, net of current portion	4,465	4,861
Deferred tax liability	2,112	1,757
	121,767	121,437
Commitments and contingencies (Notes 6, 7 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,288,764 and 24,294,084 shares issued and 26,932,169 and 22,937,489 shares outstanding	3	2
Additional paid-in capital	63,824	51,868
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings (deficit)	(1,550)	1,832
	60,623	52,048
	$182,390	$173,485

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock			Treasury Stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, January 1, 2018	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048
Stock grants	34	—	104	—	—	—	104
Equity offering	3,943	1	11,425	—	—	—	11,426
Stock-based compensation	—	—	128	—	—	—	128
Net loss	—	—	—	—	—	(4,286)	(4,286)
Balance, March 31, 2018	28,271	3	63,525	1,357	(1,654)	(2,454)	59,420
Equity offering	—	—	10	—	—	—	10
Stock-based compensation	18	—	175	—	—	—	175
Net loss	—	—	—	—	—	(661)	(661)
Balance, June 30, 2018	28,289	3	63,710	1,357	(1,654)	(3,115)	58,944
Stock-based compensation	—	—	114	—	—	—	114
Net income	—	—	—	—	—	1,565	1,565
Balance, September 30, 2018	28,289	$3	$63,824	1,357	$(1,654)	$(1,550)	$60,623

	Common Stock			Treasury Stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2017	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479
Stock-based compensation	—	—	93	—	—	—	93
Net loss	—	—	—	—	—	(602)	(602)
Balance, March 31, 2017	24,221	2	51,364	1,357	(1,654)	6,258	55,970
Stock-based compensation	26	—	176	—	—	—	176
Net loss	—	—	—	—	—	(1,525)	(1,525)
Balance, June 30, 2017	24,247	2	51,540	1,357	(1,654)	4,733	54,621
Stock-based compensation	—	—	128	—	—	—	128
Net income	—	—	—	—	—	789	789
Balance, September 30, 2017	24,247	$2	$51,668	1,357	$(1,654)	$5,522	$55,538

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,382)	$(1,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,300	6,428
Amortization of debt issuance and warrant costs	595	661
Share-based compensation	521	397
Change in fair value of stock warrants	(886)	272
Debt extinguishment costs	2,673	—
Loss (gain) on disposal of assets and other	39	(2)
Increases and decreases in operating assets and liabilities:
Accounts receivable	(3)	334
Prepaid expenses, inventories and other	(545)	(1,306)
Deferred taxes	356	551
Accounts payable and accrued expenses	749	837
Net cash provided by operating activities	6,417	6,834
Cash flows from investing activities:
Purchase of property and equipment	(13,854)	(8,952)
Other	(341)	(163)
Net cash used in investing activities	(14,195)	(9,115)
Cash flows from financing activities:
Repayment of First and Second Lien Term Loans	(96,063)	(1,687)
Prepayment premium of Second Lien Term Loan	(1,100)	—
Proceeds from Senior Secured Notes borrowings	100,000	—
Payment of debt issuance costs	(4,092)	(304)
Payment of Interest Rate Cap premium	(238)	—
Repayment of Senior Secured Notes principal	(750)	—
Repayment of capital lease obligation	(342)	(346)
Proceeds from equity offering	11,435	—
Other	(141)	—
Net cash provided by (used in) financing activities	8,709	(2,337)

Net increase (decrease) in cash and equivalents	931	(4,618)
Cash and equivalents, beginning of period	19,910	27,038
Cash and equivalents, end of period	$20,841	$22,420

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$6,953	$7,459
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$700	$1,864

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2017 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Income Taxes. For interim income tax reporting, it was determined that the Company’s annual effective tax rate could not be reasonably estimated. As a result, the Company used the actual year-to-date effective tax rate to determine the tax expense incurred during the three- and nine-months ended September 30, 2018 and 2017.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Implemented

Statement of Cash Flows. In January 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” otherwise referred to as “ASU 2016-15.” ASU 2016-15 amends the guidance of Accounting Standards Codification (“ASC”) Topic 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles, specifically clarifying the guidance on eight cash flow issues. The adoption did not and is not expected to have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers. In January 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method, which applies to all contracts that are written, oral or implied by customary business practices.

The comparative information as of and for the three- and nine-months ended September 30, 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of ASC 606 for 2018 has not and is not expected to have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis.

The impact of adoption on our consolidated statement of operations is shown below. Note that we did not present any balance sheet effects, as the amounts are immaterial.

(In thousands, unaudited)
	Three Months Ended September 30, 2018
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Casino	$30,767	$39,837	$(9,070)
Food and beverage	9,371	9,293	78
Hotel	2,583	2,369	214
Promotional allowances	—	(8,315)	8,315

Costs and expenses
Casino	11,934	20,239	(8,305)
Food and beverage	10,301	3,337	6,964
Hotel	2,708	363	2,345
Other operations	958	460	498
Selling, general and administrative	11,769	13,736	(1,967)
Operating income	3,734	3,732	2
Income before income taxes	1,684	1,682	2
Net income	1,565	1,563	2

(In thousands, unaudited)
	Nine Months Ended September 30, 2018
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Casino	$86,369	$111,063	$(24,694)
Food and beverage	26,093	25,877	216
Hotel	7,448	6,828	620
Promotional allowances	—	(22,968)	22,968

Costs and expenses
Casino	34,300	57,184	(22,884)
Food and beverage	29,184	9,527	19,657
Hotel	7,847	981	6,866
Other operations	2,306	1,287	1,019
Selling, general and administrative	36,193	41,718	(5,525)
Operating income	6,280	6,303	(23)
Loss before income taxes	(3,026)	(3,003)	(23)
Net loss	(3,382)	(3,359)	(23)

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

4. REVENUE

Our revenue, disaggregated by type of revenue and segment, is as follows:

(In thousands, unaudited)	Three Months Ended September 30, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Total
Revenues
Casino	$11,635	$7,697	$5,607	$5,828	$30,767
Food and beverage	5,061	2,262	1,577	471	9,371
Hotel	800	1,555	228	—	2,583
Other operations	391	714	108	94	1,307
	$17,887	$12,228	$7,520	$6,393	$44,028

(In thousands, unaudited)	Nine Months Ended September 30, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Total
Revenues
Casino	$34,123	$23,194	$15,955	$13,097	$86,369
Food and beverage	14,231	6,610	3,835	1,417	26,093
Hotel	2,412	4,529	507	—	7,448
Other operations	1,122	1,650	260	244	3,276
	$51,888	$35,983	$20,557	$14,758	$123,186

We have accruals for certain liabilities with customers, including liabilities for our customer loyalty programs and progressive jackpot liabilities. Such liabilities were $3.4 million at September 30, 2018 and $3.2 million at December 31, 2017.

5. PROPERTY AND EQUIPMENT
 Property and equipment, including capital lease assets, consists of the following:

(In thousands)	September 30, 2018	December 31, 2017
	(Unaudited)
Land and improvements	$16,002	$15,376
Buildings and improvements	113,174	106,728
Furniture and equipment	43,673	41,281
Construction in progress	6,674	2,723
	179,523	166,108
Less: Accumulated depreciation	(58,198)	(52,050)
	$121,325	$114,058

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

Long-Term Debt

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	September 30, 2018	December 31, 2017
	(Unaudited)
Senior Secured Notes	$99,250	$—
First Lien Term Loan	—	41,063
Revolving Loan	—	—
Second Lien Term Loan	—	55,000
	99,250	96,063
Less: Discounts and unamortized debt issuance costs	(3,988)	(1,497)
	95,262	94,566
Less: Current portion of long-term debt	(1,000)	(1,000)
	$94,262	$93,566

Senior Secured Notes. On February 2, 2018, we sold $100 million of senior secured notes due 2024 (the “Notes”) to qualified institutional buyers. The Notes were issued on the same day at a price of 98% of their face value (a 2% original issue discount). Proceeds from the Notes were used to (i) pay fees and expenses incurred in connection with the debt offering; (ii) refinance the entire amounts outstanding under the First and Second Lien Credit Facilities; (iii) provide ongoing working capital; and (iv) provide funds for capital expenditures and for general corporate purposes. As of February 2, 2018, immediately prior to the issuance of the Notes, we had approximately $41 million outstanding under the First Lien Credit Facility and $55 million outstanding under the Second Lien Credit Facility, which were extinguished at a loss of $2.7 million, reflecting the call premiums on such debt and the write-off of unamortized debt issuance costs.

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

Interest Rate Cap Agreement. In April 2018, the Company purchased an Interest Rate Cap from Capital One, N.A. (“Capital One”) for $238,000 in order to manage expected interest rate increases on the Notes. The agreement is for a notional amount of $50 million and expires on March 31, 2021. The Interest Rate Cap has a strike rate of 3.00% and resets every three months at the end of March, June, September, and December. If the three-month LIBOR exceeds the strike rate at the end of any covered period, the Company will receive cash payments from Capital One.

Based on fair value measurements using Level 2 inputs (see Note 2), the Company adjusts the carrying value of the Interest Rate Cap quarterly. Since the Company did not elect for hedge accounting, any adjustments to the carrying value between reporting periods will be charged to interest expense on the consolidated statement of operations. In order to estimate the fair value of this derivative instrument, the Company obtains valuation reports from the third-party issuer of the Interest Rate Cap. Fair value of the Company’s Interest Rate Cap at September 30, 2018 was $278,079 and is presented on the consolidated balance sheet under non-current assets as “Deposits and other”.

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

We were in compliance with our covenants as of September 30, 2018. However, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

Capital Lease

Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At September 30, 2018, such net amount was $4.9 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

7. COMMON STOCK WARRANT LIABILITY

The refinancing disclosed in Note 6 is considered a “triggering event” for the possible redemption or registration of the warrants, as further detailed below. The Company’s warrant-holders have not yet requested the redemption or registration of their outstanding warrants, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration. Accordingly, the obligation is reflected as a current liability as of September 30, 2018.

As part of the Company’s former Second Lien Credit Facility, on May 13, 2016, the Company granted the Second Lien Credit Facility lenders 1,006,568 warrants. The warrants have an exercise price of $1.67 and expire on May 13, 2026. The warrants also provide for redemption rights, preemptive rights under certain circumstances to maintain their ownership interest in the Company, piggyback registration rights and mandatory registration rights. In addition to a refinancing, the redemption rights allow the warrant-holders, at their option, to require the Company to repurchase all or a portion of the warrants upon the occurrence of certain events, including: (i) a liquidity event, as defined in the warrant purchase agreement, or (ii) the Company’s insolvency. The repurchase value is the 21-day average price of the Company’s common stock at the time of such liquidity event, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined in the warrant purchase agreement, and would be guaranteed by the Company’s subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

We measure the fair value of the warrants at each reporting period. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a “Monte Carlo” simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At September 30, 2018, the simulation included the following assumptions: an expected contractual term of 7.62 years, an expected stock price volatility rate of 42.90%, an expected dividend yield of 0%, and an expected risk-free interest rate of 3.03%. The common stock warrant liability at September 30, 2018 was $1.6 million compared to $2.5 million at December 31, 2017.

8. INCOME TAXES

The Company’s effective income tax rate for the three- and nine-months ended September 30, 2018 was 7.1% and (11.8)%, respectively, compared to an effective income tax rate of 18.9% and (70.2)% in the corresponding prior-year periods. Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

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

As of September 30, 2018, the Company was able to reasonably estimate the effects of the 2017 Tax Act and recorded provisional adjustments associated with the effects on existing deferred tax balances. The Company will continue to make and refine its calculations as additional analysis is completed and further guidance is provided. The provisional amount recorded related to the remeasurement of its deferred tax balance at December 31, 2017 remains unchanged as of September 30, 2018. We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2018 results. Tax losses incurred in 2018 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets.

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

Options to Purchase or Lease Land and Buildings

Bronco Billy’s Expansion. During November 2017, the Company capitalized $0.2 million of costs for options to either purchase or lease various buildings and land in Cripple Creek, Colorado, near Bronco Billy’s. The options include:

•
A land lease with purchase option, consisting of a closed casino that was renovated and reopened on November 1, 2018 as the Christmas Casino. The Company exercised the lease option during the second quarter of 2018, with a lease commencement of August 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino prior to lease-end at a price that increases over time, with a purchase price of $2.5 million if bought by October 31, 2019, and increasing by $0.1 million on each anniversary thereafter up to $2.8 million;

•	An option to purchase land improved with a hotel for $1.7 million, which the Company exercised during the second quarter of 2018 and now owns; and

•	An option to purchase land for $0.3 million, which the Company exercised during the first quarter of 2018 and now owns.

The Company also had a short-term lease on a parking lot behind Bronco Billy’s that included an option to purchase the lot for $1.2 million. The Company exercised its right to purchase such land in June 2018 and closed on the purchase in August 2018.

La Posada del Llano Racetrack Proposal in New Mexico. During July 2018, the Company paid $125,000 for options to purchase approximately 520 acres of adjoining land in Clovis, New Mexico as part of its racetrack casino proposal to the New Mexico Racing Commission. The proposal was in response to the New Mexico Racing Commission’s request for proposals related to the potential issuance of the state’s sixth racing license. The options include:

•
A $75,000 option to purchase 200 acres of land, which ends on the earlier of either July 2019 or 60 days following granting of the sixth license to conduct horseracing by the New Mexico Racing Commission and New Mexico Gaming Control Board (“License Award”) and all related approvals, permits, and other licenses. Prior to the end of the initial option period, the Company may extend the purchase option by one additional period for another $75,000 under the same terms. Prior to the end of the initial option period, or as extended, the Company may exercise the purchase option for $1.4 million, which can be reduced by the option payment.

•
A $50,000 option to purchase 320 acres of land, which ends on the earlier of either July 2019 or 60 days following granting of the License Award and all related approvals, permits, and other licenses. Prior to the end of the initial option period, the Company may extend the purchase option by one additional period for another $50,000 under the same terms. Prior to the end of the initial option period, or as extended, the Company may exercise the purchase option for $1.6 million, which can be reduced by the option payment.

Operating Leases

In addition to the following leases, we have less-significant operating leases for certain office and warehouse facilities, office equipment, signage and land.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase.  In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease agreement) in excess of $3.65 million. Total rent payments during the nine-months ended September 30, 2018 were $1.2 million.

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

Bronco Billy’s Lease through January 2035 and Option to Purchase.  Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy’s exercised its first renewal option through January 2020, which increased the monthly rents from $18,500 to $25,000 for the first two years of the renewal period and $30,000 for the third year. The lease also contains a $7.6 million purchase option exercisable at any time during the lease and a right of first refusal on any sale of the property.

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

10. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

The table below reconciles basic and diluted loss per share of common stock:

(In thousands, unaudited)	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	2018	2017	2018	2017
Numerator:
Net income (loss) - basic	$1,565	$789	$(3,382)	$(1,338)
Adjustment for assumed conversion of warrants	(463)	—	(886)	—
Net income (loss) - diluted	$1,102	$789	$(4,268)	$(1,338)

Denominator:
Weighted-average common share equivalents - basic	26,932	22,891	25,702	22,877
Potential dilution from share-based awards	1,101	772	—	—
Potential dilution from assumed conversion of warrants	457	—	486	—
Weighted-average common and common share equivalents - diluted	28,490	23,663	26,188	22,877
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	152	1,487	2,576	3,545

In March 2018, we completed a registered direct offering for a total of 3,943,333 shares of our common stock at a price of $3.00 per share, resulting in net proceeds to us of approximately $11.4 million. We intend to use the net proceeds from this offering for general corporate purposes, including Phase One of our planned expansion of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado.

11. SHARE-BASED COMPENSATION

As of September 30, 2018, we had 902,059 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan.

The following table summarizes information related to our common stock options as of September 30, 2018:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2018	2,491,274	$1.59
Granted	152,000	2.97
Exercised	—	—
Canceled/Forfeited	(16,666)	2.01
Expired	(50,834)	$1.64
Options outstanding at September 30, 2018	2,575,774	$1.67
Options exercisable at September 30, 2018	1,876,118	$1.45

Share-based compensation expense totaled $114,000 and $128,000 for the three-months ended September 30, 2018 and 2017, respectively, and $521,000 and $397,000 for the nine-months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was approximately $0.5 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately one year.

As compensation for their annual service, the Company issued in May 2018 to certain non-executive members of its Board of Directors a total of 17,910 restricted shares under the 2015 Plan with a one-year transfer restriction.

12. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort operations include four segments: Silver Slipper Casino and Hotel (Hancock County, Mississippi); Rising Star Casino Resort, consisting of Rising Star Casino Resort (Rising Sun, Indiana) and our ferry boat operations (connecting Rising Sun, Indiana with Boone County, Kentucky); Bronco Billy’s Casino and Hotel (including the Christmas Casino & Inn, in Cripple Creek, Colorado); and the Northern Nevada segment, consisting of Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada).

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

The following tables present the Company’s segment information:

(In thousands, unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Revenues
Silver Slipper Casino and Hotel	$17,887	$16,425	$51,888	$49,520
Rising Star Casino Resort	12,228	12,698	35,983	37,498
Bronco Billy’s Casino and Hotel	7,520	7,505	20,557	20,140
Northern Nevada Casinos	6,393	7,098	14,758	16,309
	$44,028	$43,726	$123,186	$123,467
Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$3,072	$3,054	$9,138	$9,013
Rising Star Casino Resort	831	728	2,100	2,671
Bronco Billy’s Casino and Hotel	1,463	1,769	3,424	4,092
Northern Nevada Casinos	2,066	1,892	2,526	2,391
	7,432	7,443	17,188	18,167
Other operating costs and expenses:
Depreciation and amortization	(2,094)	(2,193)	(6,300)	(6,428)
Corporate expenses	(960)	(1,064)	(3,311)	(3,518)
Preopening costs	(140)	—	(140)	—
Project development and acquisition costs	(390)	(53)	(557)	(238)
Gain (loss) on disposals	—	(12)	(79)	2
Share-based compensation	(114)	(128)	(521)	(397)
Operating income	3,734	3,993	6,280	7,588
Other (expense) income:
Interest expense	(2,513)	(2,718)	(7,519)	(8,102)
Loss on extinguishment of debt	—	—	(2,673)	—
Adjustment to fair value of warrants	463	(302)	886	(272)
	(2,050)	(3,020)	(9,306)	(8,374)
Income (loss) before income taxes	1,684	973	(3,026)	(786)
Provision for income taxes	119	184	356	552
Net income (loss)	$1,565	$789	$(3,382)	$(1,338)

(In thousands)	September 30, 2018	December 31, 2017
	(Unaudited)
Total Assets
Silver Slipper Casino and Hotel	$79,358	$80,780
Rising Star Casino Resort	40,302	36,327
Bronco Billy’s Casino and Hotel	40,893	35,567
Northern Nevada Casinos	11,998	12,235
Corporate and Other	9,839	8,576
	$182,390	$173,485

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes gaming, hotel, dining, entertainment, retail and other amenities. We own and/or operate five casino properties in four states: Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment. In late September 2018, we commenced ferry boat service at Rising Star Casino Resort. With the addition of this new operation between Indiana and Kentucky, the Rising Star Casino Resort segment includes ferry boat operations starting in the third quarter of 2018. On November 1, 2018, we opened the Christmas Casino & Inn in Cripple Creek, Colorado, which we will include as part of the Bronco Billy’s operation.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we do provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from gaming activities, which include slot machines, table games and keno. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course (at Rising Star Casino Resort), retail outlets and entertainment, and expect to derive additional revenues from our newly-constructed projects and new ferry boat service as further described herein. Promotional allowances in 2017 consist primarily of hotel rooms and food and beverages furnished to customers on a complimentary basis. Historically, the retail value of such services was included in the respective revenue classifications and then deducted as promotional allowances to calculate net revenues. With the adoption of the new revenue recognition standard discussed below, amounts historically included in the promotional allowances line have been eliminated as they are now included as a contra-revenue, primarily to casino revenues. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

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

Bronco Billy’s Expansion

In November 2017, we announced plans to build a new luxury hotel tower in Cripple Creek, Colorado, adjoining and integral with our existing Bronco Billy’s Casino and Hotel. The expansion, which we anticipate completing in two phases, is expected to include a spa, parking garage, convention and entertainment space, and a high-end restaurant.

Phase One of the Bronco Billy’s expansion project includes the construction of a 286-space parking garage and the purchase of the Imperial Hotel, which the Company acquired in June 2018. We also exercised our options to purchase certain parcels of land adjacent to Bronco Billy’s. As part of Phase One, we refurbished and reopened the Imperial Casino as the Christmas Casino, which occurred on November 1, 2018, and intend to complete the refurbishment of the Imperial Hotel. Our lease for the new Christmas Casino commenced August 13, 2018 and includes an option to extend such lease or to purchase. The anticipated total budget of Phase One, including real estate purchases, the Christmas Casino & Inn, and the cost of a connector building between the parking garage and casino that was previously included as a part of Phase Two, is approximately $19 million, of which we have invested $4.3 million to date.

Phase Two of the Bronco Billy’s expansion project, which includes construction of the new luxury hotel tower, spa, convention and entertainment space, and high-end restaurant, is contingent upon receipt of financing on acceptable terms, among other contingencies. We received a 4-0 vote from the Cripple Creek City Council in favor of certain variances and other approvals necessary for the expansion in April 2018, as well as final approvals from the Cripple Creek City Council and approval of a development agreement in June 2018. Such approvals included the vacation of two streets bifurcating the property. A group of competitors filed suit against the Company and the City of Cripple Creek for having granted such approvals. However, in October 2018, the court granted a Motion to Dismiss the suit based on the plaintiffs’ lack of standing. The plaintiffs have a 49-day window to appeal, which concludes at the end of November 2018. However, we do not expect that any such appeals will delay or prevent the project.

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

Results of Operations

Consolidated operating results
The following tables summarize our consolidated operating results for the three- and nine-months ended September 30, 2018 and 2017. We adopted Accounting Standards Codification 606 for Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. See Notes 2 and 3 of our Condensed Notes to Consolidated Financial Statements for more details regarding this new revenue recognition standard, as well as a summary of its effects on our revenues and expenses. We do not expect that this new revenue recognition standard will have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis. However, due to the adoption of the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, in addition to other changes discussed in Note 3.

(In thousands)	Three Months Ended September 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Net revenues	$44,028	$43,726	0.7%	$302	$(463)	$765
Operating expenses	40,294	39,733	1.4%	561	(465)	1,026
Operating income	3,734	3,993	(6.5)%	(259)	2	(261)
Interest and other non-operating expenses, net	2,050	3,020	(32.1)%	(970)	—	(970)
Income tax expense	119	184	(35.3)%	(65)	—	(65)
Net income	$1,565	$789	98.4%	$776	$2	$774

(In thousands)	Nine Months Ended September 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Net revenues	$123,186	$123,467	(0.2)%	$(281)	$(890)	$609
Operating expenses	116,906	115,879	0.9%	1,027	(867)	1,894
Operating income	6,280	7,588	(17.2)%	(1,308)	(23)	(1,285)
Interest and other non-operating expenses, net	9,306	8,374	11.1%	932	—	932
Income tax expense	356	552	(35.5)%	(196)	—	(196)
Net loss	$(3,382)	$(1,338)	152.8%	$(2,044)	$(23)	$(2,021)

The following tables detail our net revenues for the three- and nine-months ended September 30, 2018 and 2017, which are comprised of casino and non-casino operations.  Non-casino revenues for the periods ended 2017 are shown below as net of promotional allowances, which differ from gross amounts presented on the consolidated statement of operations.  We believe this presentation is appropriate for our discussions as it includes the allocation of promotional allowances made to the respective revenue categories, when compared to the single line item shown on the consolidated statement of operations.  Additionally, we do not believe presenting promotional allowances herein for the 2017 periods is beneficial to our comparisons, as we no longer present that line for the current periods in 2018 due to the adoption of the new revenue recognition standard (see Note 2).

(In thousands)	Three Months Ended September 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Casino revenues
Slots	$25,541	$33,862	(24.6)%	$(8,321)	$(9,070)	$749
Table games	4,999	5,022	(0.5)%	(23)	—	(23)
Other	227	125	81.6%	102	—	102
	30,767	39,009	(21.1)%	(8,242)	(9,070)	828
Non-casino revenues, net
Food and beverage	9,371	3,283	185.4%	6,088	6,045	43
Hotel	2,583	568	354.8%	2,015	2,140	(125)
Other	1,307	866	50.9%	441	422	19
	13,261	4,717	181.1%	8,544	8,607	(63)
Total net revenues	$44,028	$43,726	0.7%	$302	$(463)	$765

(In thousands)	Nine Months Ended September 30,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Casino revenues
Slots	$72,309	$96,028	(24.7)%	$(23,719)	$(24,694)	$975
Table games	13,586	14,330	(5.2)%	(744)	—	(744)
Other	474	344	37.8%	130	—	130
	86,369	110,702	(22.0)%	(24,333)	(24,694)	361
Non-casino revenues, net
Food and beverage	26,093	9,147	185.3%	16,946	16,735	211
Hotel	7,448	1,309	469.0%	6,139	6,175	(36)
Other	3,276	2,309	41.9%	967	894	73
	36,817	12,765	188.4%	24,052	23,804	248
Total net revenues	$123,186	$123,467	(0.2)%	$(281)	$(890)	$609

The following discussion is based on our consolidated financial statements for the three- and nine-months ended September 30, 2018 and 2017.

Revenues. Consolidated net revenues for the three-month period increased primarily due to higher slot and food revenues at Silver Slipper, along with Silver Slipper’s addition of sports book operations in late August 2018, in partnership with a company specializing in race and sports betting. These gains were partially offset by revenue declines at Rising Star and our Northern Nevada operations and, to a lesser extent, the adoption of the new revenue recognition standard.

Consolidated net revenues for the nine-month period decreased primarily due to the new revenue recognition standard and adverse weather throughout the Company’s portfolio in the first quarter of 2018. These declines were substantially offset by revenue growth in the second and third quarters of 2018.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three-month period increased primarily due to added preopening costs as well as project development and acquisition costs within the quarter, which account for 94.5% of the total change. Likewise for the nine-month period, these same costs accounted for 67.9% of the total change in consolidated operating expenses with the remaining increases due to increased labor costs and company-wide increases to healthcare and benefits costs. See further information within our reportable segments described below.

Expenses for individual departments varied significantly due to the new revenue recognition standard, as the new standard no longer requires us to reclassify the estimated cost of complimentaries provided to a gaming customer from other expense categories to casino expenses. See Notes 2 and 3 of our Condensed Notes to Consolidated Financial Statements for more details regarding the new revenue recognition standard, which impacted reporting for casino expenses by $(8.3) million, food and beverage expenses by $7.0 million, and hotel expenses by $2.3 million for the three-month period. For the nine-month period, the new revenue recognition standard impacted reporting for casino expenses by $(22.9) million, food and beverage expenses by $19.7 million, and hotel expenses by $6.9 million.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost (excluding loan fee amortization)	$2,469	$2,573	$7,292	$7,518
Amortization of debt issuance costs and discount	197	222	595	661
Change in fair value of interest rate cap agreement	(41)	—	(40)	—
Capitalized interest	(112)	(77)	(328)	(77)
	$2,513	$2,718	$7,519	$8,102

The decreases in interest expense above for the respective three- and nine-month periods were primarily due to the refinancing of our debt in February 2018 with $100 million of new senior secured notes due 2024 (the “Notes”), which had a lower effective interest rate than our prior credit facilities, and the increased capitalization of interest expense during the 2018 period.

Other Non-Operating Expenses, Net

For the three-month period ended September 30, 2018, we had $0.5 million of other non-operating income from the fair value adjustment to our outstanding warrants, which is a non-cash item related to changes in the Company’s stock price. For the nine-month period ended September 30, 2018, we incurred $1.8 million of other non-operating expenses, due to a loss on the extinguishment of debt and a fair value adjustment to our outstanding warrants. This compares to $302,000 and $272,000 of other non-operating expense, respectively, for the three- and nine-month periods ended September 30, 2017, due to a fair value adjustment to our warrants.

 Income Tax Expense. Income tax expense was $0.1 million and $0.4 million for the three- and nine-month periods ended September 30, 2018. Income tax expense did not change significantly and the effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”) were not material.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2018 results. Tax losses incurred in 2018 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets.

Operating Results – Reportable Segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment. With the addition of ferry boat operations in late September of 2018, our Rising Star Casino Resort segment now includes ferry boat operations between Indiana and Kentucky, while Silver Slipper Casino and Hotel and Bronco Billy’s Casino and Hotel each remain as distinct segments. On November 1, 2018, we opened the Christmas Casino & Inn in Cripple Creek, Colorado, which we will include as part of the Bronco Billy’s operation.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the measure of segment profit. The comparability of the information for the periods presented was not materially affected by the implementation of the new revenue recognition standard.

(In thousands)	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2018	2017		2018	2017
Net revenues
Silver Slipper Casino and Hotel	$17,887	$16,425	8.9%	$51,888	$49,520	4.8%
Rising Star Casino Resort	12,228	12,698	(3.7)%	35,983	37,498	(4.0)%
Bronco Billy’s Casino and Hotel	7,520	7,505	0.2%	20,557	20,140	2.1%
Northern Nevada Casinos	6,393	7,098	(9.9)%	14,758	16,309	(9.5)%
	$44,028	$43,726	0.7%	$123,186	$123,467	(0.2)%

Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$3,072	$3,054	0.6%	$9,138	$9,013	1.4%
Rising Star Casino Resort	831	728	14.1%	2,100	2,671	(21.4)%
Bronco Billy’s Casino and Hotel	1,463	1,769	(17.3)%	3,424	4,092	(16.3)%
Northern Nevada Casinos	2,066	1,892	9.2%	2,526	2,391	5.6%
Adjusted Property EBITDA	7,432	7,443	(0.1)%	17,188	18,167	(5.4)%
Corporate	(960)	(1,064)	(9.8)%	(3,311)	(3,518)	(5.9)%
Adjusted EBITDA	$6,472	$6,379	1.5%	$13,877	$14,649	(5.3)%

Silver Slipper Casino and Hotel

Net revenues increased for the three-month period primarily due to new food and slot marketing initiatives, as well as the addition of sports book operations in late August 2018. These changes helped increase customer counts by 5.2% when compared to the prior-year period.

Net revenues also increased for the nine-month period due to a full period of new amenities at the property, including the Beach Club and Oyster Bar, which both opened in mid-2017, as well as the reasons described above. This strength was partially offset by a decline in net revenues in the first quarter of 2018, when sub-freezing weather during the first two months of the year, a severe ice storm, and related road and bridge closures adversely affected operating results.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue rose 8.7% and 4.1% for the three- and nine-month periods, respectively, driven by a 9.0% increase in slot revenue for the third quarter and a 4.4% increase for the nine-month period. Slot coin-in and slot win increased in 2018 for both periods, while slot hold percentages remained relatively flat for the three- and nine-month periods. Table games revenue decreased slightly by 1.0% during the quarter and by 1.4% during the nine-month period, reflecting lower table game volumes for both periods. Primarily due to the addition of sports book operations in late August, other casino revenue increased by approximately $118,000 and $127,000 for the respective three- and nine-month periods ended September 30, 2018.

Regarding non-gaming net revenues, food and beverage revenues increased by 4.8% during the quarter and by 2.3% during the nine-month period, driven by the addition of the Oyster Bar and improved restaurant covers for all other venues. A strategic initiative to provide more complimentary rooms to well-qualified casino guests resulted in lower cash hotel revenues, but also improvements in casino metrics mentioned above. As a result, hotel occupancy improved to 90.9% for the third quarter of 2018 from 90.3% in the prior-year period, and rose to 92.7% from 89.3% for the nine-month period. Hotel revenues decreased by 41.0% during the quarter, reflecting an increase in complimentary rooms and the brief closure related to the passage of Hurricane Gordon, and by 4.3% during the nine-month period.

Adjusted Property EBITDA for the three- and nine-month periods increased by 0.6% and 1.4%, respectively. Both periods benefited from the revenue increases described above. Of note, Adjusted Property EBITDA in September 2017 included settlement proceeds of $675,000 related to the settlement of litigation for construction defects at our parking garage. There was no comparable non-recurring credit or charge in the recent quarter. Adjusted Property EBITDA Margin was 17.2% and 17.6% for the three- and nine-month periods ended September 30, 2018, as compared to 18.6% and 18.2% for the three- and nine-month periods ended September 30, 2017, which includes the beneficial effect of the parking garage settlement in the prior-year period.

Rising Star Casino Resort

Net revenues decreased for the three-month period, as discussed in the departmental detail below. This decrease does not reflect a meaningful contribution from our new ferry boat service, which commenced its free trial runs near the end of the quarter, on September 29, 2018.

For the nine-month period, net revenues decreased primarily due to significant weather issues in the first quarter of 2018, including approximately 21 days of heavy snowfall, as well as two days when the casino was closed due to the flooding of nearby access roads.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue decreased by 2.8% and 4.2% for the respective three- and nine-month periods, attributed mostly to decreases in slot revenue. Slot revenues decreased by 3.0% during the quarter due to lower slot coin-in, which affected slot win, while slot hold percentage remained flat. For the nine-month period, slot revenue decreased by 3.5% due to lower volumes primarily caused by weather issues in the first quarter of 2018. Table games revenue decreased by 1.7% during the quarter and by 8.1% during the nine-month period, also due to lower volumes.

Regarding non-gaming net revenues, food and beverage revenues decreased for both the quarter and the nine-month period due to lower volumes and the absence of an additional Friday that was present in 2017. Hotel revenues decreased for the quarter, reflecting a lower average daily room rate. Our hotel occupancy was 93.4% versus 92.8% in the third quarter. For the nine-month period, hotel revenues decreased due to lower volume, with average daily rates remaining approximately flat.

Adjusted Property EBITDA for the three-month period increased by 14.1%, driven by improved management of labor and food costs. Such results exclude approximately $106,000 of preopening costs in the 2018 period related to the new ferry boat service. For the nine-month period, Adjusted Property EBITDA decreased by 21.4% due to the decline in net revenues, costs associated with the temporary closure of the casino in the first quarter of 2018, and increased health care and benefits costs. Adjusted Property EBITDA Margin improved to 6.8% in the third quarter of 2018 from 5.7% in the prior period, but declined to 5.8% from 7.1% in the nine-month period.

Bronco Billy’s Casino and Hotel

Net revenues were flat at $7.5 million for the three-month period, reflecting a benefit from the adoption of the new revenue recognition standard and offset by elevated promotional marketing by us in response to several competitors in the Cripple Creek market. For the nine-month period, net revenues increased due to non-casino operations, primarily from the mid-2017 addition of the Crippled Cow restaurant and the mid-2018 acquisition of the Imperial Hotel. These increases were offset by a lower slot hold percentage, which led to a decline in casino revenue despite an increase in slot coin-in.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue decreased by 2.5% during the quarter, primarily from flat slot revenue as described above and a slight decrease in table games, as the table games hold percentage was lower in the third quarter of 2018. For the nine-month period, casino revenue remained flat at $18.4 million, similarly due to increases in gaming volumes being offset by lower hold percentages.

Regarding non-gaming net revenues, food and beverage revenues increased by 2.2% during the quarter and by 8.1% during the nine-month period, due to both the addition of the Crippled Cow in mid-2017 and increased covers at other venues. Hotel revenues increased by 31.7% and by 11.2% for the respective three- and nine-month periods with the addition of rooms from the Imperial Hotel in mid-2018.

Adjusted Property EBITDA for the three- and nine-month periods decreased by 17.3% and 16.3%, respectively. This was primarily due to increases in operational costs, including elevated health care and benefits costs, an increase in the state’s minimum wage, and changes in the accruals for the property’s loyalty marketing program. Adjusted Property EBITDA Margin decreased to 19.5% and 16.7% for the three- and nine-month periods ended September 30, 2018, as compared to 23.6% and 20.3% for the three- and nine-month periods ended September 30, 2017.

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

For the third quarter of 2018, net revenues decreased from the 2017 period, due primarily to the new revenue recognition standard’s impact on 2018 figures. For the 2018 period, promotional allowances provided by third-parties were directly netted against casino revenues at Grand Lodge Casino; for the 2017 period, they were charged to operating expenses under legacy revenue recognition standards. Apart from third-party promotional costs for food and beverage outlets, our largest reclassification was attributed to exclusive use of certain rooms (the “Villa”) from Hyatt, which we reserved for gaming customers on a complimentary basis. In September of 2018, we canceled our Villa contract with Hyatt. Additionally, at Stockman’s Casino, construction at the nearby Navy base adversely affected business, as fewer air training groups were in town, which led to a decline in gaming volume.

For the nine-month period, net revenues decreased by 9.5%, due primarily to weather-related business declines at Grand Lodge Casino in the first quarter of 2018 and the new revenue recognition standard as described above.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Notes 2 and 3. Absent this accounting change, casino revenue remained relatively flat at $6.7 million for the quarter, due to a 7.7% increase in table games revenue, which offset a 0.8% decrease in slot revenue. For the nine-month period, casino revenue modestly increased, with a 2.6% increase in slot revenues largely offset by a lower hold percentage for the table games department and weather challenges in early 2018.

Food and beverage revenue at Stockman’s Casino increased by 5.7% during the quarter and by 12.3% during the nine-month period, reflecting the completion of construction at the property. Food and beverage expenses also improved, reflecting better control of food and beverage costs.

Adjusted Property EBITDA for the three-month period improved to $2.1 million from $1.9 million in the prior-year’s third quarter, a result of an improved focus on expense management. Adjusted Property EBITDA for the three- and nine-month periods increased by 9.2% and 5.6%, respectively. Adjusted Property EBITDA Margin improved to 32.3% and 17.1% for the three- and nine-month periods ended September 30, 2018, as compared to 26.7% and 14.7% for the three- and nine-month periods ended September 30, 2017.

Corporate

Corporate expenses decreased by 9.8% and 5.9% for the respective three- and nine-month periods, primarily due to lower professional fees.

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

The following table presents a reconciliation of net loss and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,565	$789	$(3,382)	$(1,338)
Income tax provision	119	184	356	552
Income (loss) before income taxes	1,684	973	(3,026)	(786)

Non-operating (expense) income, net
Interest expense, net of amounts capitalized	(2,513)	(2,718)	(7,519)	(8,102)
Loss on extinguishment of debt	—	—	(2,673)	—
Adjustment to fair value of warrants	463	(302)	886	(272)
	(2,050)	(3,020)	(9,306)	(8,374)
Operating income	3,734	3,993	6,280	7,588
Depreciation and amortization	2,094	2,193	6,300	6,428
Loss (gain) on asset disposals	—	12	79	(2)
Preopening costs	140	—	140	—
Project development and acquisition costs	390	53	557	238
Share-based compensation	114	128	521	397
Adjusted EBITDA	$6,472	$6,379	$13,877	$14,649

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA. The comparability of the information for the periods presented was not materially affected by the implementation of ASC 606.

Three Months Ended September 30, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Preopening Costs	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,212	$860	$—	$—	$—	$—	$3,072
Rising Star Casino Resort	74	651	—	106	—	—	831
Bronco Billy’s Casino and Hotel	1,084	345	—	34	—	—	1,463
Northern Nevada Casinos	1,867	199	—	—	—	—	2,066
	5,237	2,055	—	140	—	—	7,432
Other operations
Corporate	(1,503)	39	—	—	390	114	(960)
	(1,503)	39	—	—	390	114	(960)
	$3,734	$2,094	$—	$140	$390	$114	$6,472

Three Months Ended September 30, 2017
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Preopening Costs	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,174	$872	$8	$—	$—	$—	$3,054
Rising Star Casino Resort	117	611	—	—	—	—	728
Bronco Billy’s Casino and Hotel	1,300	468	1	—	—	—	1,769
Northern Nevada Casinos	1,685	207	—	—	—	—	1,892
	5,276	2,158	9	—	—	—	7,443
Other operations
Corporate	(1,283)	35	3	—	53	128	(1,064)
	(1,283)	35	3	—	53	128	(1,064)
	$3,993	$2,193	$12	$—	$53	$128	$6,379

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended September 30, 2018 and 2017 included facility rents related to: (i) Silver Slipper of $0.4 million for both periods, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.1 million for both periods.

Nine Months Ended September 30, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Preopening Costs	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$6,646	$2,491	$1	$—	$—	$—	$9,138
Rising Star Casino Resort	103	1,882	9	106	—	—	2,100
Bronco Billy’s Casino and Hotel	2,127	1,194	69	34	—	—	3,424
Northern Nevada Casinos	1,909	617	—	—	—	—	2,526
	10,785	6,184	79	140	—	—	17,188
Other operations
Corporate	(4,505)	116	—	—	557	521	(3,311)
	(4,505)	116	—	—	557	521	(3,311)
	$6,280	$6,300	$79	$140	$557	$521	$13,877

Nine Months Ended September 30, 2017
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss (Gain) on Disposal of Assets	Preopening Costs	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$6,453	$2,552	$8	$—	$—	$—	$9,013
Rising Star Casino Resort	812	1,859	—	—	—	—	2,671
Bronco Billy’s Casino and Hotel	2,691	1,407	(6)	—	—	—	4,092
Northern Nevada Casinos	1,842	556	(7)	—	—	—	2,391
	11,798	6,374	(5)	—	—	—	18,167
Other operations
Corporate	(4,210)	54	3	—	238	397	(3,518)
	(4,210)	54	3	—	238	397	(3,518)
	$7,588	$6,428	$(2)	$—	$238	$397	$14,649

Operating expenses deducted to arrive at operating income (loss) in the above tables for the nine-month period ended September 30, 2018 and 2017 included facility rents related to: (i) Silver Slipper of $1.2 million for both periods, (ii) Northern Nevada of $1.4 million during 2018 and $1.0 million during 2017, and (iii) Bronco Billy’s of $0.3 million for both periods.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2018, we had $20.8 million of unrestricted cash and equivalents. Management estimates that approximately $10 million to $12 million of cash and equivalents is currently required for our day-to-day operations.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs, including our growth projects. Subject to financial, economic, competitive, regulatory and other uncertainties, many beyond our control, we believe that adequate financial resources (including from existing cash balances, operating cash flows and available credit) will be available to fund ongoing operating requirements over the next 12 months. However, we may need to refinance our debt and/or seek additional debt and/or equity financing to compete effectively and/or grow our business. Management is reviewing market conditions and exploring financing options, though there can be no assurances of our ability to obtain any additional financing or fund growth efforts and continue to expand.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the nine-months ended September 30, 2018 was $6.4 million, compared to cash provided by operations of $6.8 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing 2018 and 2017 periods, our operating cash flows decreased primarily due to the decrease in our operating income, partially offset by positive working capital changes.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine-months ended September 30, 2018 was $14.2 million, which primarily related to growth projects at Rising Star, the purchase of the Imperial Hotel and other land near Bronco Billy’s, and design work related to the Company’s planned expansion of Bronco Billy’s. Cash used in investing activities during the prior-year period was $9.1 million, primarily related to growth projects at several properties, including the casino renovation at Grand Lodge Casino and the Beach Club at Silver Slipper, both completed in mid-2017.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the nine-months ended September 30, 2018 was $8.7 million, which primarily related to the proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the refinancing of our credit facilities, loan and lease principal payments, and purchase of an interest rate cap. Cash used in financing activities for the prior-year period was $2.3 million, primarily related to $1.7 million of First Lien Term Loan payments.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet these obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, in the case of our longer-term expansion of Bronco Billy’s, potentially additional debt and/or equity. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or the capital markets do not facilitate the issuance of additional debt, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Long-term Debt. On February 2, 2018, we entered into an agreement to sell $100 million of Notes, which mature on February 2, 2024, to qualified institutional buyers primarily to refinance our existing credit facilities (the “Refinancing”).

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

As of September 30, 2018, we were in compliance with our covenant under the indenture; however, there can be no assurance that we will remain in compliance with all covenants in the future.

Interest Rate Cap Agreement. In connection with the Refinancing, we purchased an interest rate cap (“Interest Rate Cap”) for $238,000 on April 6, 2018. We entered into this interest rate derivative with Capital One, N.A. to minimize the effect of interest rate increases on approximately half of our outstanding borrowings with a notional amount of $50 million and strike rate of 3.00%, which resets every three months at the end of March, June, September, and December. The Interest Rate Cap expires on March 31, 2021 and is presented accordingly on our consolidated balance sheet under “Deposits and other” as a non-current asset (see Note 6).

Common Stock Warrants. In connection with the former Second Lien Credit Facility, we have warrants still outstanding, representing rights to purchase approximately 1.0 million shares of our common stock. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility qualified as a triggering event. Accordingly, we have reclassified the obligation to current. As of the date of this filing, the Second Lien Lenders have not exercised these redemption rights. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement, or by registering and selling the shares related to the warrants through a public offering. See Note 7 to the accompanying consolidated financial statements for further information about these warrants which could affect our liquidity and capital resources.

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

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through September 30, 2018 and expect to make additional capital investments during the remainder of 2018 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth.

Rising Star Casino Resort. We have made significant improvements at Rising Star, including:

•
Implementation of a 10-vehicle ferry boat service to Kentucky, which significantly shortens the distance for customers traveling from Kentucky to Rising Star. We completed the new access roads to the ferry landing sites and began our “trial period” of ferry service in late September 2018, which is now operational and open to the public; and

•	Improvements to the entry pavilion and the hotel’s lobby and hallways, which were completed in July 2018.

Through September 30, 2018, we had invested a total of approximately $4.9 million with respect to the foregoing improvements at Rising Star, and such work is now complete.

Bronco Billy’s. We received final approvals, including approval of a development agreement, from the Cripple Creek City Council in June 2018 for our expansion of Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. Phase One of the expansion includes the construction of a parking garage, the construction of a connector building between the garage and the casino (previously included as a component of Phase Two), the purchase of certain land parcels currently under option and necessary for the expansion, and the refurbishment and rebranding of the Imperial Hotel and Imperial Casino as the Christmas Casino & Inn. We estimate that the cost to implement Phase One of the expansion is approximately $19 million, which is expected to be funded from cash on hand and expected cash flow from operations. We have invested approximately $4.3 million in total for Phase One, and expect to invest an additional $0.7 million in 2018 and the balance in 2019. Regarding the timing of Phase One, we opened the rebranded Christmas Casino & Inn on November 1, 2018. We expect to commence construction of the parking garage in the fourth quarter of 2018 and to complete such construction by the end of 2019. For Phase Two, we continue to discuss amenities, fixtures, and other related topics with our architects and general contractor in our efforts to execute a guaranteed maximum price contract and finalize an overall budget for the project.  We currently expect to begin Phase Two upon the conclusion of Phase One, with an opening of Phase Two expected in 2020.  Construction of Phase Two is contingent upon receipt of financing on acceptable terms, among other contingencies.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements relating to our growth strategies; our development and expansion plans, including a planned expansion of Bronco Billy’s, our budget and ability to obtain financing for such expansion, the timing for commencement or completion of each phase of such expansion and expected opening dates; our investments in capital improvements and other projects, including the timing and amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; impact of the 2017 Tax Act; impact of the new revenue recognition standard; our estimated operating requirements; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; anticipated sources of funds; additional financing; expectations regarding the operation of our new ferry boat service from Rising Star Casino Resort; factors that affected financial performance of our properties; adequacy of our insurance; anticipated outcome of legal matters, including matters related to our Bronco Billy’s expansion; impact of recently-issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:
•repayment of our substantial indebtedness;
•substantial dilution related to our outstanding stock warrants and options;

•	implementation of our growth strategies, including the Bronco Billy’s expansion, exercise of options to acquire or lease property, capital investments and potential acquisitions;
•the successful integration of acquisitions;

•	the development and success of our expansion projects and the financial performance of completed projects;

•	commerciality of our new ferry boat service;

•	our ability to continue to comply with covenants and the terms of our debt instruments;

•	development and construction activities risks;
•some of our casinos being on leased property;
•changes to anticipated trends in the gaming industries;
•changes in patron demographics;

•	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;

•	availability of adequate levels of insurance;

•	the complexity of the 2017 Tax Act and our ability to accurately interpret and predict its impact on our federal income taxes and refunds;

•	changes to federal, state, and local taxation and tax rates, and gaming, health and safety and environmental laws, regulations and legislation;

•	any violations of the anti-money laundering laws;

•	cyber-security risks, including misappropriation of customer information or other breaches of information security;

•	obtaining and maintaining gaming, ferry boat and other licenses, and obtaining entitlements and other regulatory approvals for projects;

•	severe weather;

•	lack of alternative routes to certain of our properties;

•	the competitive environment, including increased competition in our target market areas;

•	litigation matters;

•	marine transportation risks, including disasters, accidents, damage, injury, death and spills;

•	certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and

•	other factors described from time to time in this and our other SEC filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Our ferry boat service is highly regulated, which can adversely affect our operations.

Our ferry boat service at the Rising Star Casino Resort is subject to stringent local, state and federal laws and regulations governing, among other things, the health and safety of our passengers and personnel, and the operation and insurance of our vessel. Many aspects of our ferry boat service are subject to regulation by a wide array of agencies, including the U.S. Coast Guard and other federal authorities, the State of Indiana and Commonwealth of Kentucky authorities, as well as local authorities in Ohio County, Indiana and Boone County, Kentucky.  In addition, we are required by various governmental and quasi-governmental agencies to obtain, maintain and periodically renew certain permits, licenses and certificates with respect to our ferry boat service.  Compliance with or the enforcement of applicable laws and regulations can be costly. In addition, failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or, in certain cases, the suspension or termination of our ferry boat service.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.

The operation of our vessel is subject to various inherent risks, including:

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

Item 6. Exhibits

10.1
Employment Agreement, dated October 1, 2018 (but effective as of September 17, 2018), between Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on October 2, 2018).

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

FULL HOUSE RESORTS, INC.

Date: November 9, 2018	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 9, 2018	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)