Form 10-K
period 2018-12-31
FULL HOUSE RESORTS INC
filed 2019-03-14
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2018
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 Commission File No. 001-32583

FULL HOUSE RESORTS, INC.
(Exact Name of Registrant as specified in Its Charter)

Delaware	13-3391527
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
 One Summerlin, 1980 Festival Plaza Drive, Suite 680, Las Vegas, Nevada 89135
(Address and zip code of principal executive offices)
(702) 221-7800
(Registrant’s Telephone Number, Including Area Code)
 Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 per Share	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)
 Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of Registrant’s voting $0.0001 par value common stock held by non-affiliates of the Registrant, as of June 30, 2018, was: $79.5 million.  As of March 11, 2019, there were 26,958,836 shares of common stock, $0.0001 par value per share, outstanding.

 Documents Incorporated By Reference
The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2019, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

FULL HOUSE RESORTS, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Specifically, this Annual Report on Form 10-K contains forward-looking statements relating to our growth strategies; our development and expansion plans, including a planned expansion of Bronco Billy’s, our budget and ability to obtain financing for such expansion and the timing for commencement or completion of each phase of such expansion; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; timing for required approvals; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; cash interest expense in 2019; anticipated sources of funds; anticipated legislative pursuits; expectations regarding the operation of our new ferry boat service at Rising Star Casino Resort; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Various factors may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including risks and uncertainties about the following:

•	repayment of our substantial indebtedness;

•	substantial dilution related to our outstanding stock warrants and options;

•	our ability to successfully implement our growth strategies, including the Bronco Billy’s expansion, capital investments and potential acquisitions;

•	commercial success and financial performance of our Bronco Billy’s expansion, including the Christmas Casino & Inn, and our other capital projects;

•	risks related to entering into sports betting operations, including our ability to establish and maintain relationships with key partners or vendors and generate sufficient returns on investment;

•	commerciality of our new ferry boat service and risks associated with ferry boat operations;

•	the successful integration of acquisitions, if any;

•	our ability to continue to comply with the covenants and terms of our debt instruments;

•	risks associated with our development and construction activities;

•	some of our casinos being on leased property;

•	changes to anticipated trends in the gaming industries;

•	changes in patron demographics;

•	general market and economic conditions, including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	access to capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	dependence on key personnel;

•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;

•	availability of adequate levels of insurance;

•	changes to federal, state, and local taxation and tax rates, and gaming and environmental laws, regulations and legislation;

•	any violations of the anti-money laundering laws;

•	cyber-security risks, including misappropriation of customer information or other breaches of information security;

•	our ability to obtain and maintain gaming and other licenses, and obtain entitlements and other regulatory approvals for projects;

•	impact of severe weather;

•	lack of alternative routes to certain of our properties;

•	the competitive environment, including increased competition in our target market areas;

•	impact of the outcome of litigation matters;

•	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and

•	other factors described from time to time in this and our other Securities and Exchange Commission (“SEC”) filings and reports.

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

Item 1. Business.

Introduction

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the “Company,” “we,” “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

The following table presents selected information concerning our casino resort properties as of December 31, 2018:

Property	Acquisition Date	Location	Slot Machines	Table Games	Hotel Rooms
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)	920	26	129
Bronco Billy’s Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)	885	10	36
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)	917	25	294
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)	225	4	—
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)	270	17	*

*	We have agreements with Hyatt that allow us to provide rooms, as well as other amenities and services, to our guests at mutually agreeable rates to support our operations.

We manage our casinos based on geographic regions within the United States.  Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper Casino and Hotel, Bronco Billy’s Casino and Hotel, and Rising Star Casino Resort are currently distinct segments. Our corporate headquarters are in Las Vegas, Nevada.

Our revenues are primarily derived from gaming sources, which include revenues from slot machines, table games, keno, and sports betting. Play at our slot machines accounts for most of our revenues, but we also offer a wide range of table games. We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. Our sports book operations at Silver Slipper Casino and Hotel is in partnership with a company specializing in race and sports betting. In addition, we derive a significant amount of revenues from our food and beverage outlets and our hotel rooms. We also derive revenues from our golf course at Rising Star Casino Resort, recreational vehicle parks (“RV parks”) at both Rising Star Casino Resort and Silver Slipper Casino and Hotel, retail outlets and entertainment, and expect to derive additional revenues from our newly-constructed projects and ferry boat service as further described herein. Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. Additionally, our operating results may be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities. We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages, and other factors.

Our mission is to maximize shareholder value. We seek to increase revenues by providing our customers with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include nearby residents who represent a high potential for repeat visits, along with drive-in tourist patrons. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management efforts. The casino resort industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance and certain growth-related capital expenditures. We also assess the potential impact of growth and development opportunities, including capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

All of our casino properties are operated by us 24 hours each day, nearly every day of the year with the exception of Christmas morning for four to six hours at Rising Star Casino Resort. We also operate the hotel and food and beverage operations at Silver Slipper Casino and Hotel, Bronco Billy’s Casino and Hotel, Rising Star Casino Resort and Stockman’s Casino. At Grand Lodge Casino, the hotel and the food and beverage outlets are managed by Hyatt Regency Lake Tahoe Resort, Spa and Casino (“Hyatt Lake Tahoe”).

Operating Properties

Silver Slipper Casino and Hotel

The Silver Slipper Casino and Hotel (“Silver Slipper”) is situated on the west end of the Mississippi Gulf Coast, near Bay St. Louis, Mississippi, and in addition to gaming space, includes 129 hotel rooms, a fine-dining restaurant, a buffet, a quick-service restaurant, an oyster bar, a casino bar and a beachfront bar. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. Its customers are primarily from communities in southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas, and southwestern Mississippi. The Silver Slipper currently generates the most revenue and operating income of any of our properties. In August 2018, we added a sports book operation to the casino in partnership with a company specializing in race and sports betting.

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

We also manage a nearby 37-space beachfront RV park under a management contract, which expires on March 31, 2020, unless canceled by either party.

Bronco Billy’s Casino and Hotel

Bronco Billy’s Casino and Hotel (“Bronco Billy’s”) occupies a significant portion of the key city block of Cripple Creek’s “casino strip” and in addition to gaming space, contains 36 hotel rooms, a steakhouse and four casual dining outlets. Bronco Billy’s also leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments to 2035, and we have the right to buy out the lease at any time during its term. We also commenced a three-year lease in August 2018 for the new Christmas Casino, which also includes an option to extend or buy out the lease. Bronco Billy’s customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately 900,000 residents. Cripple Creek is approximately a one-hour drive from Colorado Springs, as well as a two-hour drive from the Denver metropolitan area, which has a population of approximately four million people.

In 2018, we began our expansion of Bronco Billy’s, which we anticipate completing in two phases. Phase One of the Bronco Billy’s expansion project includes the construction of a 319-space parking garage and connector building, the purchase of the Imperial Hotel in June 2018 and certain other nearby parcels of land, and the grand reopening in November 2018 of both the Imperial Casino and Imperial Hotel together as the Christmas Casino & Inn. Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment space, two new restaurants, and a substantial remodeling of the casino. Construction of Phase Two is contingent upon receipt of financing on acceptable terms, among other contingencies.

Rising Star Casino Resort

Rising Star Casino Resort (“Rising Star”) is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, within two hours of Indianapolis, Indiana, and also within two hours of Louisville and Lexington, Kentucky. Rising Star offers, in addition to casino space, a contiguous 190-room hotel, an adjacent leased 104-room hotel, a 56-space RV park, five dining outlets, and an 18-hole golf course. The 104-room hotel is leased pursuant to a capital lease agreement that expires in 2027 and contains a bargain purchase option, whereby we have the right to purchase the hotel and the landlord has the right to put the hotel to us, in both cases for $1 if exercised upon maturity of the lease. We also own 1.3 acres of vacant land located in Burlington, Kentucky that is used as part of our ferry boat operations, as further described below.

In the second half of the year, we completed several capital projects. In July 2018, we renovated the entry pavilion and the adjoining hotel’s lobby and hallways. We also commenced operations for a 10-vehicle ferry boat service in September 2018 that connects the more populous Boone County, Kentucky to our Rising Star property in Indiana. During recent years, Rising Star was adversely affected by the legalization of gaming in Ohio, where several new competitors are now located. All of such potential casinos in Ohio are now open.

     Northern Nevada

Stockman’s Casino

Stockman’s Casino (“Stockman’s”) is located approximately one hour from Reno, Nevada. In addition to gaming space, the facility has a bar, a fine-dining restaurant and a coffee shop. In the first quarter of 2018, we completed numerous external improvements to the property, including a new porte cochère. Stockman’s primarily serves the local market of Fallon and surrounding areas, including the nearby Naval Air Station Fallon, the United States Navy’s premier air-to-air and air-to-ground training facility, informally referred to as the “Top Gun” school.

Grand Lodge Casino

We operate the Grand Lodge Casino at the Hyatt Lake Tahoe under a lease with Hyatt Equities, L.L.C. (“Hyatt”). Grand Lodge Casino is located within the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe and includes approximately 20,990 square feet of leased space.  The Hyatt Lake Tahoe is one of three AAA Four Diamond hotels in the Lake Tahoe area. Its customers consist of both locals and tourists visiting the Lake Tahoe area.

In 2015, the lease was subsequently amended to extend our relationship and refurbish and improve the casino facility. The amendment included: (i) an agreement for Hyatt to renovate the casino and for us to purchase new gaming equipment, which was completed during the second quarter of 2017, (ii) an extension of the initial lease term through August 31, 2023 with an additional five-year renewal option, (iii) an increase in monthly rent from $125,000 to $145,833 commencing on July 1, 2017, and to $166,667 commencing on January 1, 2018, and (iv) the deferral of Hyatt’s option to purchase our leasehold interest and related operating assets to January 1, 2019.

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

•
Individuals who must be approved by a gaming authority must submit comprehensive personal disclosure forms and undergo an extensive background investigation, the costs for which must be borne by the applicant;

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
Our businesses are subject to various federal, state, and local laws and regulations, in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See “Item 1A – Risk Factors” for additional discussion.
Costs and Effects of Compliance with Environmental Laws

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. For example, our Indiana property is subject to the Indiana Department of Environmental Management for its riverboat, ferry boat and golf club operations, and our Mississippi property is located near environmental wetlands. Failure to comply with applicable laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and may also incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent the property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, there can be no assurance that such matters will not have such an effect in the future.

Competition

The gaming industry is highly competitive. Gaming activities with which we compete include traditional commercial casinos and casino resorts in various states including on tribal lands and at racetracks, riverboat and dockside gaming, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse and dog racing and jai alai, sports betting and card rooms. Furthermore, competition from Internet lotteries, sweepstakes, and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties, and thus, adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming. We also will compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are:

location, with casinos located closer to their feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper Casino and Hotel is the western-most casino on the Mississippi Gulf Coast and competes with two larger casinos located nearby, one of which completed a significant expansion in mid-2018. It also competes with casinos in Biloxi, Mississippi and New Orleans and Baton Rouge, Louisiana. Biloxi is one hour east of the Silver Slipper along Interstate 10. New Orleans and Baton Rouge are one and two hours, respectively, west of Silver Slipper.

Silver Slipper is the closest casino to most of St. Tammany Parish, one of the most affluent and fastest-growing parishes in Louisiana. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops. The legislation permitting riverboat and truck stop casinos requires a local referendum and, at the time such legalization occurred, it was rejected by St. Tammany Parish voters. At this time, all licenses for riverboat casinos in Louisiana have been granted and are in operation, though it is possible for an existing licensee to relocate its casino (subject to state laws and approval in a local referendum). Mississippi, which has lower gaming tax rates than Louisiana, does not have a limitation on the number of casino licenses, but requires casinos in certain southern counties to be within approximately 800 feet of the shoreline, as defined by state law. There are occasionally proposals to relocate casinos within Louisiana or to develop new casinos in Mississippi, but there are considerable political and economic constraints on such potential competition, and management does not believe such efforts will be successful in the foreseeable future.

Bronco Billy’s Casino and Hotel

Bronco Billy’s is located in Cripple Creek, Colorado, which is a historic gold mining town located approximately one hour southwest of Colorado Springs, on the west side of Pikes Peak. Cripple Creek receives an estimated 1.5 million visitors per year and is one of only three cities in Colorado where commercial gaming is permitted. The other two cities are near Denver. Additionally, two Native American gaming operations exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs than Cripple Creek. As of December 31, 2018, we believe that Bronco Billy’s was the second largest of the seven gaming facilities operating in Cripple Creek. Several of those competitors have announced their intent to expand, principally through the addition of new hotel rooms, though none of those projects have broken ground. Gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of $100.

Rising Star Casino Resort

The Rising Star Casino Resort in Rising Sun, Indiana is one of three riverboat casinos located on the Ohio River in southeastern Indiana, approximately one hour from Cincinnati, Ohio, within two hours of Indianapolis, Indiana, and also within two hours of Louisville and Lexington, Kentucky. Its closest competitors are each approximately 15 miles away, near bridges crossing the Ohio River. There is no bridge at Rising Star, but in September 2018, we commenced a ferry boat service connecting Rising Sun, Indiana, to the more populous Northern Kentucky region. Rising Star also competes with casinos in Ohio; casinos elsewhere in Indiana; and two racetrack casinos near Indianapolis, Indiana.

A Kentucky Supreme Court decision in 2014 permits horse racing tracks in Northern Kentucky to install slot machine-like devices, although it has not yet done so. We also compete with racetracks in Louisville and Lexington, Kentucky, that recently installed such machines. Additionally, the Indiana legislature passed legislation in 2015 to allow table games at racetracks (which are currently limited to slot machines) beginning in March 2021. Recently-proposed legislation, if passed, could allow them to have table games sooner.

Northern Nevada

Stockman’s Casino

Stockman’s Casino is the largest of several casinos in Churchill County, which has a population of approximately 25,000 residents. Churchill County is also the home of Naval Air Station Fallon, the United States Navy’s premier air-to-air and air-to-ground training facility, informally referred to as the “Top Gun” school. While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations. Furthermore, while the Navy appears to be currently expanding its base in Fallon, a reduction of its activities at the base would likely have an adverse effect on Stockman’s results of operations. Fallon is approximately 30 minutes east of the new large Tesla battery factory and other developments in the Tahoe-Reno Industrial Center.

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

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal “Christmas Casino” event at Rising Star Casino Resort. We advertise through various channels, including radio, television, Internet, billboards, newspapers and magazines, direct mail, email and social media. We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals. Our customer loyalty programs include the Silver Slipper Casino Players Club, Bronco Billy’s MVP “Most Valuable Players” Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as “free play,” cash back, complimentary dining, and hotel stays.

Our properties do not have coordinated loyalty programs. We do not currently believe that it would be economically advantageous given the disparate locations of our properties. Instead, our loyalty programs focus on providing each casino’s customers the amenities they most prefer.

Employees

As of March 1, 2019, we had 15 full-time corporate employees, three of whom are executive officers and two additional senior management employees. Our casino properties had 1,284 full-time and 313 part-time employees as follows:

	Full-time	Part-time
Silver Slipper Casino and Hotel	469	82
Bronco Billy’s Casino and Hotel	257	67
Rising Star Casino Resort	387	123
Grand Lodge Casino	90	34
Stockman’s Casino	81	7
Corporate	15	—
Total Employees	1,299	313

We believe that our relationship with our employees is excellent. None of our employees are currently represented by labor unions.

Available Information

Our principal executive offices are located at Full House Resorts, Inc., One Summerlin, 1980 Festival Plaza Drive, Suite 680, Las Vegas, Nevada 89135, and our telephone number is (702) 221-7800. Our website address is www.fullhouseresorts.com. We make available, free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and information contained on our Internet website are not part of this annual report on Form 10-K and are not incorporated by reference herein.

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

The indenture governing our senior secured notes imposes restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with our covenants.

         Our indenture governing the senior secured notes due 2024 (the “Notes”) impose restrictive covenants on us and our subsidiaries that may limit our current and future operations. The restrictions that are imposed under the indenture include, among other obligations, limitations on our and our subsidiaries’ ability to:

•	incur additional debt and guarantee indebtedness;

•	make payments on subordinated obligations;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	enter into transactions with affiliates;

•	grant liens on our property to secure debt;

•	sell assets or enter into mergers or consolidations;

•	sell equity interest in our subsidiaries;

•	make capital expenditures; or

•	amend or modify our subordinate indebtedness without obtaining consent from the holders of our senior indebtedness.

These restrictions could adversely affect our ability to:

•	obtain additional financing for our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a continued and sustained downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

In addition, our indenture governing the Notes requires us, among other obligations, to maintain a total leverage ratio. Our ability to comply with the covenants in the indenture may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, there can be no assurance that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the indenture, or in any instrument governing future indebtedness, including failure to comply as a result of events beyond our control, could result in an event of default. If there were an event of default and it is not waived by the requisite holders (at their option), the trustee or holders could cause all outstanding Notes to be due and payable, subject to applicable grace periods, which could materially and adversely affect our operating results and our financial condition. Additionally, this could trigger cross-defaults under our other debt obligations. We cannot assure you that our assets or cash flow would be sufficient to repay our obligations under the Notes, or any future outstanding debt obligations, if accelerated upon an event of default, or that we would be able to borrow sufficient funds to refinance the Notes or any future debt instruments.

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

We cannot assure you that our business will generate sufficient cash flows from operations or asset sales, our anticipated growth in operations, including through our expansion efforts, will be realized, or that future borrowings will be available to us in amounts sufficient to enable us to repay the Notes and to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements may increase significantly and we may need to obtain additional equity or debt financing or joint venture partners. Any increase in our level of indebtedness could impose additional cash requirements on us in order to support interest payments. If we incur additional debt, the related risks that we now face could intensify.

Under the terms of our former Second Lien Credit Agreement, the holders of certain warrants have registration rights and redemption rights which require us to repurchase approximately 1.0 million shares of our common stock. If the holders exercise their redemption rights for all or a portion of their warrants, we have the option to pay them in cash or with a four-year note, or to register and sell the shares related to the warrants through a public offering.

If we are not able to generate sufficient cash flows from operations to repay the Notes and satisfy our obligations under the former Second Lien Credit Agreement, as needed, or to obtain adequate additional financing, we may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures or selling assets.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents and working capital, as well as future cash from operations will provide adequate resources to fund ongoing operating requirements over the next twelve months, we may need to refinance or seek additional financing to compete effectively or grow our business. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws to undertake certain financing transactions require approval of gaming regulatory authorities. Some requirements may prevent or delay us from obtaining necessary capital. We cannot assure you that we will be able to obtain any additional financing, refinance our existing debt, or fund our growth efforts. If we are unable to obtain financing on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

•	restrict our ability to capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

Our obligations to the holders of the Notes are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the Notes could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.

Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

An increase in market interest rates would increase our interest expense arising on our existing and future floating rate indebtedness. Pursuant to the terms of our indenture governing the Notes, the Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. As a result, we are exposed to interest rate risk. Interest rates, including LIBOR, have recently increased and are expected to continue to increase in future periods. If interest rates continue to increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Furthermore, in an environment of increasing interest rates, it is likely that any future refinancing of our indebtedness will be either at fixed interest rates higher than our current fixed interest rates or at variable rates. We have purchased an interest rate cap that expires on March 31, 2021 to minimize the effect of interest rate increases on approximately half of our outstanding borrowings with a notional amount of $50 million and strike rate of 3.00%, which resets every three months at the end of March, June, September, and December. However, we do not maintain interest rate caps with respect to all of our variable rate indebtedness, and our interest rate cap may not fully mitigate our interest rate risk. In addition, on July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our debt agreements. This could have an adverse effect on our financing costs.

We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our, or our subsidiaries’, current debt levels, the related risks that we or they now face could intensify.

We face significant competition from other gaming and entertainment operations.

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, racetrack casinos, video lottery, poker machines not located in casinos, Native American gaming, social gaming and other forms of gaming. Furthermore, competition from Internet lotteries, sweepstakes, and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus adversely affect our business. Such Internet wagering services are often illegal under federal law, but operate from overseas locations and are, nevertheless, sometimes accessible to domestic gamblers. Additionally, there are often proposals to legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey, and Delaware, have enacted legislation authorizing intrastate Internet gaming and Internet gaming operations have begun in these states. Expansion of Internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and results of operations.

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including other non-gaming resorts and vacation destinations, shopping, athletic events, television and movies, concerts, and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. Other jurisdictions that border our operational locations, such as Ohio, have recently legalized and implemented gaming. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us. Gaming competition is intense in most of the markets where we operate. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. As competing properties and new markets are opened, our operating results may be negatively impacted. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. We expect each existing or future market in which we participate to be highly competitive.  The competitive position of each of our casino properties is discussed in “Item 1. Business – Competition”.

We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.

Licensing. The gaming industry is highly regulated and we must maintain our licenses and pay gaming taxes to continue our operations. The ownership, management and operation of gaming facilities are subject to extensive state and local regulation in the jurisdiction in which it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations. The regulatory authorities in jurisdictions where we operate have broad discretion, and may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations. Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions.

Taxation and fees. We believe that the prospect of significant tax revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state, local and provincial income and employment taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state, local and provincial legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, any downturn in economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition and results of operations.

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

The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the Internal Revenue Service (“IRS”). This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Periodic audits by the IRS and our internal audit function assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years, the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry. Recent public comments by FinCEN suggest that casinos should make efforts to obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests.

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

Our riverboat, as well as our ferry boat operations, at Rising Star must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify our casino riverboat for safety, stability and single compartment flooding integrity. All of our casinos also must meet local fire safety standards. We would incur additional costs, if any, if our gaming facilities were not in compliance with one or more of these regulations.

We may face revenue declines should discretionary consumer spending drop from an economic downturn.

Our net revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been in the past, and could be in the future, adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow. Furthermore, during periods of economic contraction, our revenues may decrease while many of our costs remain fixed and some costs may increase, resulting in decreased earnings.

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

In connection with the former Second Lien Credit Facility, we have warrants outstanding, representing rights to purchase approximately 1.0 million shares of our common stock at the option of the lenders. If our outstanding warrants and other options to purchase shares of our common stock are exercised and the underlying shares of common stock are issued upon such exercise are sold, our stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the trading price of our shares of common stock. During the time that such securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.

The warrants also provide the holders with registration rights and redemption rights which allow them, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility qualified as a triggering event. If the holders exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement, or by registering and selling the shares related to the warrants through a public offering, which could result in substantial dilution and may adversely affect the market price of our shares.

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

We may face certain challenges as we integrate the operational and administrative systems of recently developed or acquired facilities into our business. As a result, the realization of anticipated benefits may be delayed or substantially reduced. Events outside of our control, including changes in state and federal regulations and laws as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition or future development.

We expect to continue pursuing expansion opportunities. For example, we plan to build an approximately 180-guest room hotel in Cripple Creek, Colorado, adjoining and integral with our existing Bronco Billy’s. The expansion is expected to include a spa, parking garage, convention and entertainment space, and two new restaurants. As part of the expansion, we refurbished and reopened the Imperial Casino as the Christmas Casino and rebranded the Imperial Hotel as the Christmas Inn. We also regularly evaluate opportunities for acquisition and development of new properties. We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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

The occurrence of any of these events may result in, among other things, damage to or loss of our vessel, damage to other vessels and the environment, loss of revenues, short-term or long-term interruption of ferry boat service; termination of our vessel charter or other contracts, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and death or injury to personnel and passengers. Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

We derive our revenues and operating income from our casino resort properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Because we derive our revenues and operating income from properties concentrated in four states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographic regions. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

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

We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, both land and buildings at Bronco Billy’s Hotel and Casino in Colorado and one of the two hotels at our Rising Star Casino Resort in Indiana. We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have such purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is either currently more advantageous for us to continue to lease rather than exercise the buyout option, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt agreements.

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

•
increases in the cost of steel and other raw materials for construction, driven by U.S. tariffs on imports, demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects;

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increase or delays in completing the project;

•	delays in obtaining or inability to obtain or maintain necessary license or permits;

•	lack of sufficient, or delays in the availability of, financing;

•	changes to plans or specifications;

•	performance by contractors and subcontractors;

•	disputes with contractors;

•	personal injuries to workers and other persons;

•	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

•
requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and

•	other unanticipated circumstances or cost increases.

The occurrence of any of the foregoing could increase the total costs, delay or prevent the construction, development, expansion or opening of a project. Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered, and it is uncertain whether such insurance will provide sufficient payment in a timely fashion even for those risks that are insured and material to us.

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

We may need to access financial institution sources, capital markets, private sources or otherwise obtain additional funds to complete subsequent phases of our existing projects and to fund potential enhancements we may undertake at our facilities, such as our potential hotel development at Bronco Billy’s. We do not know when or if financial institution sources, capital markets or private sources will permit us to raise additional funds for such phases and enhancements in a timely manner, on acceptable terms, or at all. Inability to access financial institution sources, capital markets or private sources, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our subsequent phases and enhancement projects.

Our ability to obtain financial institution sources, capital markets or private source financing for future offerings may also be limited by our financial condition, results of operations or other factors, such as our credit rating or outlook at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. As we seek additional financing, we will be subject to the risks of rising interest rates and other factors affecting the financial markets.

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

Renovations and other capital improvements at our properties require significant capital expenditures. In addition, renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from existing resources and cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing or that we will be able to obtain such financing on favorable terms. Our failure to renovate our properties may put us at a competitive disadvantage.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In recent years, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance and historically low snow levels in the Lake Tahoe region adversely affected visitation and financial performance at the Grand Lodge Casino. Bronco Billy’s in recent years was adversely affected by nearby forest fires, as well as the subsequent flooding of its access roads due to lack of vegetation (from the forest fires) on hills above such roads. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana casino vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions. Our new ferry boat that we operate at Rising Star has similar risks as our Indiana casino vessel, as well as additional risks related to ferry boat operations discussed above.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war, terrorism and gun violence.

Natural disasters, such as major hurricanes, tornadoes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the area in which our Mississippi property is located and the severity of such natural disasters is unpredictable. In 2017, Hurricane Nate resulted in the temporary closure of the Silver Slipper Casino and Hotel. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region and damaged a casino that previously existed at our Mississippi site. Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River.

Catastrophic events, such as terrorist and war activities in the United States and elsewhere, when they occur, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. Gun violence has also occurred at casinos, including a mass shooting at a casino in Las Vegas in 2017. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. There also can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist and violent acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be materially adversely affected.

Several of our properties, including Silver Slipper, Bronco Billy’s and, to a lesser extent, Rising Star, are accessed by our customers via routes that have few alternatives.

The Silver Slipper is located at the end of a dead-end road, with no other access. Bronco Billy’s is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternative is longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road were to close, the alternative routes involve more winding roads through the rolling hills inland from the river. If access to any of these roads is blocked for any significant period, our results of operations and financial condition would be materially affected.

We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.

Although we maintain insurance that our management believes is customary and appropriate for our business, there can be no assurance that insurance will be available at reasonable costs in any given year or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or under-insured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property, and reduce the funds available for payments of our obligations. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, declines in visitation and loss of income due to fear of terrorism or other acts of violence, loss of electrical power due to catastrophic events, rolling blackouts or otherwise, deterioration or corrosion, insect or animal damage, and pollution, may not be covered at all under our policies. The occurrence of any of the foregoing could, therefore, expose us to substantial uninsured losses.

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

We cannot assure you that the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return or any return on our significant investments. As previously discussed, the development of new properties may involve construction, regulatory, legal and competitive risks or local opposition, any of which can significantly increase the anticipated cost of a project. Our projects, if completed, may not achieve the level of guest acceptance and patronage we anticipate and, for this or other reasons, may take significantly longer than we expect to generate returns, if any. If our new developments or acquired properties do not achieve the financial results anticipated, it could adversely affect our revenues and results of operations. Moreover, lower-than-expected results from the opening of a new facility may make it more difficult to raise capital.

Higher wage and benefit costs could adversely affect our business.

While the vast majority of our employees earn more than the minimum wage in the relative jurisdictions and receive medical plan benefits from us, changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, have in the past, and could in the future cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions have recently, and could in the future, further increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could decrease customer service levels at our gaming facilities and therefore adversely impact revenues.

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

We extend credit to certain customers and we may not be able to collect gaming receivables from our credit players.

Most of our casino play involves slot machines or lower limit table games. Nevertheless, we do conduct a portion of our gaming activities on a credit basis through the issuance of markers which are unsecured instruments. Table games players typically are extended more credit than slot players, and high-stakes players typically are extended more credit than players who tend to wager lower amounts. High-end gaming is more volatile than other forms of gaming and variances in win-loss results attributable to high-end gaming may have a significant positive or negative impact on cash flow and earnings in a particular quarter. We extend credit to those customers whose level of play and financial resources warrant, in the opinion of management, an extension of credit. These large receivables could have a significant impact on our results of operations if deemed uncollectible.

We face the risk of fraud and cheating.

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees directly or through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

Win rates for our gaming operations depend on a variety of factors, some beyond our control.

The gaming industry is characterized by an element of chance. In addition to the element of chance, win rates are also affected by other factors, including players’ skill and experience, the mix of games played, the financial resources of players, the spread of table limits, the volume of bets played and the amount of time played. Our gaming profits are mainly derived from the difference between our casino winnings and the casino winnings of our gaming customers. Since there is an inherent element of chance in the gaming industry, we do not have full control over our winnings or the winnings of our gaming customers. If our winnings do not exceed the winnings of our gaming customers by enough to cover our operating costs, we may record a loss from our gaming operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power and if we experience damage or service interruptions, we may have to cease some or all of our operations, which will result in a decrease in revenue.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. A loss of electrical power or a failure of the technology services needed to run the computers would make us unable to run all or parts of our gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenue due to a shutdown of our gaming operations. Although we have designed our systems around industry-standard designs to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. Additionally, substantial increases in the cost of electricity and natural gas could negatively affect our results of operations.

Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the Internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation or brand names or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly, however they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant and there is no certainty that such measures, if purchased, could thwart all threats.

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

The market price for our common stock may be volatile, and investors may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;

•	change in market valuations of companies in our industry;

•	change in expectations of future financial performance;

•	regulatory changes;

•	fluctuations in stock market prices and volumes;

•	issuance of common stock market prices and volumes;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

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

While gaming authorities generally focus on shareholders with more than 5% and often 10% of a company’s shares, such authorities generally can require that any beneficial owner of our common stock and other securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities. The price we may pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
 Substantially all of our assets collateralize our indebtedness, as discussed in Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data.”

Silver Slipper Casino and Hotel
We own the facilities and related improvements at the Silver Slipper Casino and Hotel in Hancock County, Mississippi. The property at year-end offered 920 slot machines and 26 table games, a surface parking lot, an estimated 800-space parking garage and a 129-room hotel. The casino and hotel are located on 38 acres of leased land, including 31 acres of protected marshlands. The lease expires on April 30, 2058 and contains a purchase option that can be exercised from February 2019 through October 2027. Rent under the lease was $1.5 million in 2018 (see Note 9 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”). As of 2019, we are able to exercise our buyout option for $15.5 million plus a retained interest in the property’s operations of 3% of net income (as defined in the lease), for 10 years from the purchase date. We also lease approximately 5.7 acres of land occupied by offices and warehouse space that are approximately four miles from our casino, as well as small parcels of land with a building and sign. We also manage a 37-space beachfront RV park under a management agreement, which expires on March 31, 2020, unless canceled by either party.

Bronco Billy’s Casino and Hotel

Bronco Billy’s Casino and Hotel is located on or near approximately 3.6 acres of owned land and 2.4 acres of leased land that we control in Cripple Creek, Colorado. The property includes 36 hotel rooms and several acres of surface parking. A portion of the casino and parking lots are subject to a long-term lease that includes renewal options in three-year increments to 2035 and a purchase option that can be exercised at any time during the lease term. The purchase price under such option remains at $7.6 million throughout the lease. Base rent paid in 2018 was $300,000, and such rent escalates through the term of the lease according to a defined schedule. During 2018, we purchased the operating historic Imperial Hotel and other nearby parcels of land. In August 2018, we commenced a lease of the freestanding Imperial Casino. As part of our planned expansion of Bronco Billy’s, we refurbished and rebranded both the Imperial Hotel and Imperial Casino together as the Christmas Casino & Inn in November 2018. In terms of gaming devices located throughout our property, the Christmas Casino accounted for 16% of our slot machines at year-end, with the remaining 84% of slot machines at Bronco Billy’s Casino. Combined, our Cripple Creek operations currently offer 885 slot machines and 10 table games as of year-end.

Rising Star Casino Resort
We own the Rising Star Casino Resort in Rising Sun, Indiana. At year-end, the property consisted of a dockside riverboat on the Ohio River offering 917 slot machines and 25 table games, a land-based pavilion with approximately 30,000 square feet of meeting and convention space, a 190-room hotel, a 56-space RV park, surface parking and an 18-hole golf course on approximately 311 acres. Additionally, we lease a 104-room hotel pursuant to a capital lease that expires in October 2027 and contains a bargain purchase option for $1 if exercised upon maturity of the lease. We also own 1.3 acres in Burlington, Kentucky, from where we commenced ferry boat operations in September 2018; the ferry service connects our Rising Star property in Indiana to the more populous Boone County, Kentucky.
Stockman’s Casino
Included as part of our Northern Nevada segment, we own Stockman’s Casino, located on approximately five acres in Fallon, Nevada. The facility offers 225 slot machines and four table games as of year-end, a bar, a fine-dining restaurant and a coffee shop, and approximately 300 surface parking spaces.

Grand Lodge Casino

Included as part of our Northern Nevada segment, the Grand Lodge Casino at year-end offered 270 slot machines and 17 table games, and is integrated into the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.  We operate Grand Lodge Casino pursuant to a lease with Hyatt expiring on August 31, 2023 and own the personal property, including slot machines. The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to our Notes due 2024.  Beginning on January 1, 2019, Hyatt has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings.

Additionally, we have agreements with Hyatt that allow us to provide rooms, as well as other amenities and services, to our guests at mutually agreeable rates to support our operations.

Corporate
We lease 4,479 square feet of corporate office space in Las Vegas, Nevada pursuant to a lease that expires in January 2025.

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

On March 11, 2019, we had 83 “registered holders” of record of our common stock. We believe that a substantial number of shareholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not included in the number of “registered holders” above.

Dividend Policy

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any; the terms of our indebtedness; our capital requirements; growth opportunities; and general financial condition. Our debt covenants restrict the payment of dividends and it is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, debt reduction and growth initiatives, reinvesting such earnings on behalf of shareholders. Accordingly, we do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. “Risk Factors” and elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us”.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golfing, RV camping, sports betting, entertainment and retail outlets, among other amenities. We own or operate five casino properties in four states – Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include other gaming activities, along with table games, keno and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our RV parks as owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment.

We often provide hotel rooms and food and beverages to customers on a complimentary basis. Prior to 2018, the retail value of such services was included in the respective revenue classifications and then deducted as promotional allowances to calculate net revenues. With the adoption of the new revenue recognition standard discussed below, amounts historically included in the promotional allowances line have been eliminated as they are now included as a contra-revenue, primarily reducing our casino revenues. Hence, beginning in 2018, our hotel, food and beverage revenues reflect the retail value of such services, including such services provided on a complimentary basis, while our casino revenues are net of the retail value of services provided to casino customers on a complimentary basis.

We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of results in future periods.

Our market environment is highly competitive and capital-intensive. We rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance and certain growth-related capital expenditures. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management. We also assess growth and development opportunities, which include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Recent Developments

Bronco Billy’s Expansion. In 2018, we began our expansion of Bronco Billy’s, which we anticipate completing in two phases. Phase One of the Bronco Billy’s expansion project includes the construction of a 319-space parking garage and connector building, the purchase of the Imperial Hotel (which we acquired in June 2018) and certain other nearby parcels of land, and the reopening and rebranding of the Imperial Casino and Hotel as the Christmas Casino & Inn (which occurred in November 2018). Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment space, and two new restaurants, is contingent upon receipt of financing on acceptable terms, among other contingencies.

Debt Refinancing. In February 2018, we issued $100 million of new senior secured notes due 2024 (the “Notes”). The proceeds were used to fund the repayment of our outstanding First Lien and Second Lien Credit Facilities, the associated refinancing costs, and to provide for working capital needs, capital expenditures, and general corporate purposes.

Racetrack Proposal. The New Mexico Racing Commission (the “Commission”) recently announced a competitive process regarding the issuance of the state’s sixth racing license. In accordance with that process, we formally presented our racetrack casino proposal (“La Posada del Llano”) to the Commission in October 2018 and answered additional questions regarding our project in November 2018. If selected by the Commission, La Posada del Llano is expected to include a racetrack featuring a unique “Moving Grandstand,” an 18-hole championship golf course, a casino with up to 750 slot machines, and a 300-guestroom hotel, among other amenities. Due to litigation filed against the Commission by one of the other applicants, it is uncertain when the Commission will make a decision regarding the issuance of the racetrack license.

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

Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations furnished to customers free of charge, are included in the calculation of the hotel occupancy rate.

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA see “Non-GAAP Measure.” We utilize Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 13 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data.” Additionally, we use Adjusted Property EBITDA Margin, which is calculated by dividing Adjusted Property EBITDA by the property’s net revenues.

Results of Operations – 2018 Compared to 2017

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2018 and 2017. We adopted Accounting Standards Codification 606 for Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018. See Note 2 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data,” or “Note 2,” for more information regarding this new revenue recognition standard, as well as a summary of its effects on our revenues and expenses. We do not expect that this new revenue recognition standard will have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis. However, due to the adoption of the new revenue recognition standard, departmental revenues and expenses varied significantly between years due to reclassifications between the various departments, in addition to other changes discussed in Note 2.

(In thousands)	For the Years Ended December 31,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Net revenues	$163,876	$161,267	1.6%	$2,609	$(892)	$3,501
Operating expenses	156,450	154,210	1.5%	2,240	(871)	3,111
Operating income	7,426	7,057	5.2%	369	(21)	390
Interest and other non-operating expenses, net	11,321	12,235	(7.5)%	(914)	—	(914)
Income tax expense (benefit)	476	(150)	(417.3)%	626	—	626
Net loss	$(4,371)	$(5,028)	(13.1)%	$657	$(21)	$678

The following table details our net revenues for the twelve months ended December 31, 2018 and 2017, which are comprised of casino and non-casino operations. Non-casino revenues for the year ended December 31, 2017 are shown below as net of promotional allowances. Revenues for the year ended December 31, 2018 reflect the new accounting standard, where the retail value of complimentary services is a reduction to casino revenues, while non-casino revenues reflect the retail value of both complimentary and non-complimentary services. The table shows that most of the differences between the periods in each of these categories is related to the implementation of ASC 606. See Note 2 for more information.

(In thousands)	For the Years Ended December 31,		Difference
	2018	2017	Percent	Total	ASC 606	Other
Casino revenues
Slots	$94,978	$125,329	(24.2)%	$(30,351)	$(33,053)	$2,702
Table games	18,202	18,702	(2.7)%	(500)	—	(500)
Other	1,133	464	144.2%	669	—	669
	114,313	144,495	(20.9)%	(30,182)	(33,053)	2,871

Non-casino revenues, net
Food and beverage	35,058	11,869	195.4%	23,189	22,704	485
Hotel	9,864	1,686	485.1%	8,178	8,172	6
Other	4,641	3,217	44.3%	1,424	1,285	139
	49,563	16,772	195.5%	32,791	32,161	630
Total net revenues	$163,876	$161,267	1.6%	$2,609	$(892)	$3,501

The following discussion is based on our consolidated financial statements for the years ended December 31, 2018 and 2017, unless otherwise described. For further discussions, refer to “Operating results – reportable segments” below.

Revenues. As indicated in the above table, net revenues increased 1.6%, despite the $0.9 million impact of the adoption of the new revenue recognition standard in 2018. The accounting change had the greatest impact on net revenues for Grand Lodge Casino, a part of our Northern Nevada segment, as third-party payments for hotel guestrooms, food, and beverages are now classified as offsets to casino revenue; whereas in 2017, they were charged to operating expenses under legacy revenue recognition standards. Rising Star was the least affected by ASC 606 during the year, but had declines in net revenues due to significant weather issues particularly in the first quarter, which reduced gaming volumes for the local casino market in southeastern Indiana as a whole.

Our other properties achieved gains from improved marketing and a full year’s worth of new amenities and other improvements, as well as significantly improved weather in the fourth quarter of 2018. Net revenues at Bronco Billy’s increased due to the acquisition of the Imperial Hotel in June 2018 and Imperial Casino in August 2018 (collectively rebranded in November 2018 as the Christmas Casino & Inn), a full year of the Crippled Cow restaurant (which opened in mid-2017), and increased covers at other venues. At Silver Slipper, new marketing initiatives helped increase net revenues in both gaming and non-gaming operations, as did a full year of operations at the property’s new Beach Club and Oyster Bar.

Operating expenses. Expenses for individual departments varied significantly due to the new revenue recognition standard, which no longer requires us to reclassify the estimated cost of providing complimentaries to a gaming customer from other expense categories to casino expenses. See Note 2 for more details regarding the new revenue recognition standard, which impacted reporting for casino expenses by $(30.2) million, food and beverage expenses by $26.3 million, hotel expenses by $9.0 million, and other operations by $1.4 million. Additionally, operating expenses increased primarily due to increased volumes, through both additional guests and a full-year of additional amenities, as described in further detail in the segment section below. Marketing expenses also increased, primarily at Bronco Billy’s due to improvements in the loyalty program.

Apart from the new revenue recognition standard, project development and acquisition costs increased by $0.6 million during 2018, reflecting our participation in the competitive process to develop a racetrack casino in New Mexico, our development efforts in Terre Haute, and elsewhere. Preopening costs increased by $0.3 million and were related to our new ferry boat operations at Rising Star and the Christmas Casino & Inn launch at Bronco Billy’s.

Interest and other non-operating expense, net.

Interest Expense

(In thousands)	For the Years Ended December 31,
	2018	2017
Interest cost (excluding loan fee amortization)	$9,716	$10,104
Amortization of debt issuance costs and discount	790	882
Change in fair value of interest rate cap agreement	146	—
Capitalized interest	(346)	(130)
	$10,306	$10,856

Interest expense decreased primarily due to the refinancing of our debt in February 2018, which resulted in a lower effective interest rate than our prior credit facilities, and increased capitalization of interest expense during 2018 from our growth projects.

Other non-operating expense, net

During 2018, we incurred $1.0 million of other non-operating expense due primarily to the February 2018 refinancing of our prior credit facilities, which resulted in a $2.7 million loss on extinguishment of debt. This expense was partly offset by a $1.7 million gain from the non-cash fair value adjustment of our common stock warrant liability. The common stock warrant liability is adjusted to fair value each quarter. During 2017, other non-operating expense was $1.4 million, due to the fair value adjustments to our warrants. The decrease in fair value during 2018 primarily related to the decrease in our share price during that period.

Income taxes. Our effective income tax rate for the years ended December 31, 2018 and 2017 was (12.2)% and 2.9%, respectively. Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of changes in tax law, changes in valuation allowance, and items that are permanently treated differently for generally accepted accounting principles in the United States of America (“GAAP”) and tax purposes. During 2018, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities. In future years, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted which, beginning in 2018, reduced the maximum corporate statutory rate from 35% to 21%. As of the date of enactment, we reduced our federal deferred tax assets and related valuation allowance for the new statutory rate, resulting in an income tax benefit of $0.9 million in 2017.
Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Tax Act currently available. This resulted in no additional SAB 118 tax benefit or cost for the year ended December 31, 2018.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2018 results of operations. Tax losses incurred in 2018 may shelter taxable income in future years, but because of the level of uncertainty regarding sufficient prospective taxable income, we maintain a valuation allowance against our deferred tax assets, as mentioned above.

See Note 8 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”, for a more detailed discussion.

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper, Bronco Billy’s and Rising Star are currently distinct segments. With the addition of ferry boat operations in September 2018, our Rising Star segment now includes ferry boat operations between Indiana and Kentucky. In November 2018, we opened the Christmas Casino & Inn in Cripple Creek, Colorado, which is included in the Bronco Billy’s segment.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as its measure of segment profit. The comparability of the information for the periods presented was not materially affected by the implementation of the new revenue recognition standard.

(In Thousands)	For the Years Ended December 31,
	2018	2017	Percent Change
Net Revenues
Silver Slipper Casino and Hotel	$69,350	$64,046	8.3%
Rising Star Casino Resort	47,966	49,751	(3.6)%
Bronco Billy's Casino and Hotel	26,931	26,222	2.7%
Northern Nevada Casinos	19,629	21,248	(7.6)%
	$163,876	$161,267	1.6%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$12,126	$10,733	13.0%
Rising Star Casino Resort	2,806	2,678	4.8%
Bronco Billy's Casino and Hotel	3,919	4,758	(17.6)%
Northern Nevada Casinos	3,375	2,789	21.0%
Adjusted Property EBITDA	22,226	20,958	6.1%
Corporate	(4,575)	(4,491)	(1.9)%
Adjusted EBITDA	$17,651	$16,467	7.2%

Silver Slipper Casino and Hotel

Net revenues increased during 2018 due to successful marketing initiatives, the addition of sports book operations in August 2018, the ramp-up of new amenities that opened in mid-2017, and improved weather versus the prior year, particularly in the fourth quarter.

Under the new revenue recognition standard, departmental revenues and expenses varied significantly due to reclassifications between the various departments, as well as other changes discussed in Note 2. Apart from this accounting change, slot revenues, which accounted for approximately 88% of our casino revenue, increased by 6.3%. Meanwhile, table games revenue increased by 5.8%.

Apart from the accounting change, food and beverage revenues grew 7.4% during the year. Hotel occupancy was 91.7% compared to 88.3% in the prior year. In addition to the sports book operations mentioned above, 2018 also reflects a full year of new amenities at the property, including the Beach Club and the Oyster Bar, which both opened in mid-2017.

Adjusted Property EBITDA increased by 13.0% to $12.1 million in 2018, primarily from the growth in net revenue described above. Of note, Adjusted Property EBITDA in September 2017 included settlement proceeds of $675,000 related to the conclusion of litigation for construction defects at our parking garage, of which there was no comparable non-recurring credit or charge in 2018. Adjusted Property EBITDA margin was 17.5% in 2018 compared to 16.8% in 2017.

Rising Star Casino Resort

Net revenues decreased during 2018 due to adverse weather conditions, most notably during the first quarter from approximately 21 days of heavy snowfall, as well as two days when the casino was closed due to the flooding of nearby access roads. This affected guest volumes, as reflected in a 3.6% decrease of slot coin-in during the year.

Absent the accounting change, slot revenues decreased by 2.7% and table games revenues decreased by 10.3% due to lower volumes, while promotional allowances decreased by 7.9%. Non-gaming net revenues decreased by 2.0% during 2018, in part reflecting a temporary reduction in the number of available room-nights due to hotel improvements during the year. Average daily room rate remained flat.

Though our net revenues decreased compared to prior year, Adjusted Property EBITDA increased to $2.8 million from $2.7 million due to improved efficiencies driven by new management, a focus on cost controls, and savings from streamlining labor.

During the second half of 2018, we completed certain maintenance and growth-related capital expenditure projects, which were designed to improve the guest experience and to drive visitation, revenue and income growth. In July 2018, we completed improvements made to the entry pavilion and the adjoining hotel’s lobby and hallways. In September 2018, we completed the new access roads to the ferry landing sites and commenced implementation of a 10-vehicle ferry boat service to Kentucky as mentioned above, which significantly shortened the distance for customers traveling from the more populous Boone County, Kentucky to Rising Star. We invested a total of approximately $4.9 million with respect to the foregoing improvements at Rising Star in 2018.

Bronco Billy’s Casino and Hotel

Higher gaming volumes, new restaurant outlets, and the opening of the rebranded Christmas Casino & Inn resulted in increases to both our casino revenues and non-gaming revenues in 2018, as discussed in more detail below.

Absent the accounting change noted above, slot revenues increased slightly by 0.3% due to higher volumes brought on by the opening of our Christmas Casino in November 2018. However, table games revenue decreased by 1.6% due to lower volumes.

Apart from the accounting change, food and beverage revenues increased by 5.7% during 2018, reflecting a full year of revenue generated from the Crippled Cow outlet, which opened in mid-2017, as well as Rudy’s Diner and an additional bar at the Christmas Casino, which opened in November 2018. Hotel revenues increased by 18.4% resulting from our acquisition of the Imperial Hotel in June 2018, which increased the total number of hotel rooms at Bronco Billy’s from 24 to 36 guestrooms. In November 2018, we rebranded the Imperial Hotel and reopened the Imperial Casino, together as the Christmas Casino & Inn.

Adjusted Property EBITDA decreased by 17.6% due to rising operational costs. These costs included higher promotional expenses related to changes in the accruals for the property’s loyalty marketing program. Operational costs were also affected by an increase in the state’s minimum wage, as well as the additional labor needed for the Christmas Casino & Inn.

As discussed in the “Executive Overview” and “Liquidity & Capital Resources” sections, progress continues on our planned expansion of Bronco Billy’s Casino and Hotel.

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

Net revenues decreased in 2018 primarily due to the impact of the new revenue recognition standard. The impact is different here than at our other properties, as many of the complimentary services we provide to our customers are paid for by us, but are actually provided by our landlord, Hyatt. During 2018, promotional allowances provided by third-parties (principally Hyatt) were directly netted against casino revenues at Grand Lodge Casino, while in 2017, they were charged to operating expenses under the prior revenue recognition standards. A similar reclassification was related to the use of hotel rooms at the Hyatt Lake Tahoe, which we provided to gaming customers on a complimentary basis.

At Stockman’s Casino, construction at the nearby Navy base adversely affected business, as fewer air training groups were in town, which led to a decline in gaming volume.

Absent the accounting change, slot revenues in our Northern Nevada division increased, with both slot coin-in and win increasing and slot hold percentage remaining relatively flat. Though table games revenue decreased slightly, our overall casino revenue increased during the year by 1.6%.

Regarding non-gaming net revenues, which within the division are primarily at Stockman’s, food and beverage revenue increased by 9.7%, reflecting the completion of construction at the property and improved products.

Adjusted Property EBITDA in Northern Nevada increased by 21.0%, reflecting the completion of a significant renovation of Grand Lodge Casino in mid-2017, as well as exterior improvements, improved parking access at Stockman’s Casino, and a focus on controlling costs. Additionally, an improved ski season at Grand Lodge Casino in the fourth quarter of 2018 benefited results.

Corporate

Corporate expenses increased slightly by 1.9% in 2018 due primarily to increases in legal and professional fees, and salaries and benefits.

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
The following table presents a reconciliation of net loss to Adjusted EBITDA:

(In thousands)	For the Years Ended December 31,
	2018	2017
Net loss	$(4,371)	$(5,028)
Income tax expense (benefit)	476	(150)
Interest expense, net of amounts capitalized	10,306	10,856
Loss on extinguishment of debt	2,673	—
Adjustment to fair value of warrants	(1,671)	1,379
Other	13	—
Preopening costs	274	—
Project development and acquisition costs	843	284
Depreciation and amortization	8,397	8,602
Loss (gain) on disposal of assets, net	79	(1)
Stock-based compensation	632	525
Adjusted EBITDA	$17,651	$16,467

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the Year Ended December 31, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Preopening Costs	Project Development and Acquisition Costs	Stock-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$8,784	$3,341	$1	$—	$—	$—	$12,126
Rising Star Casino Resort	150	2,511	9	136	—	—	2,806
Bronco Billy's Casino and Hotel	2,095	1,617	69	138	—	—	3,919
Northern Nevada Casinos	2,602	773	—	—	—	—	3,375
	13,631	8,242	79	274	—	—	22,226
Other operations
Corporate	(6,205)	155	—	—	843	632	(4,575)
	(6,205)	155	—	—	843	632	(4,575)
	$7,426	$8,397	$79	$274	$843	$632	$17,651

For the Year Ended December 31, 2017
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss (Gain) on Disposal of Assets	Preopening Costs	Project Development and Acquisition Costs	Stock-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$7,355	$3,370	$8	$—	$—	$—	$10,733
Rising Star Casino Resort	181	2,497	—	—	—	—	2,678
Bronco Billy's Casino and Hotel	2,889	1,875	(6)	—	—	—	4,758
Northern Nevada Casinos	2,029	766	(6)	—	—	—	2,789
	12,454	8,508	(4)	—	—	—	20,958
Other operations
Corporate	(5,397)	94	3	—	284	525	(4,491)
	(5,397)	94	3	—	284	525	(4,491)
	$7,057	$8,602	$(1)	$—	$284	$525	$16,467

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Silver Slipper of $1.6 million in 2018 and $1.5 million in 2017, (ii) Northern Nevada segment of $1.9 million in both 2018 and 2017, and (iii) Bronco Billy’s of $0.4 million in 2018 and $0.3 million in 2017. Capital lease payments of $0.7 million during both 2018 and 2017 related to Rising Star’s smaller hotel are not deducted, as such payments are accounted for as interest expense and amortization of debt related to the capitalized lease.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2018, we had $20.6 million of unrestricted cash and equivalents. Management currently estimates that approximately $10 million of cash and equivalents is currently required for our day-to-day operations.

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

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2018 was $9.8 million compared to $7.1 million in 2017. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables. The increase in our operating cash flows during 2018 compared to 2017 was primarily due to the increase in our operating income and working capital timing differences.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2018 was $17.4 million, which primarily related to several growth projects at our existing properties, including our new ferry boat service at Rising Star, the refurbishment and rebranding of the Christmas Casino & Inn, and development work for the Bronco Billy’s expansion, as well as the purchase of the Imperial Hotel and other land adjacent to Bronco Billy’s. Cash used in investing activities during 2017 was $11.2 million and primarily related to several growth projects at our existing properties, including the Silver Slipper Beach Club, the Oyster Bar at Silver Slipper, and the refurbishment of Grand Lodge Casino.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during 2018 was $8.3 million, which primarily related to the proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the refinancing of our credit facilities, loan and lease principal payments, and purchase of an interest rate cap. Cash used in financing activities during 2017 was $3.1 million, primarily related to $2.2 million of First Lien Term Loan payments.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to continue to generate sufficient cash flow to meet our interest requirements and maintain our properties. Our debt matures in February 2024 and we anticipate needing to refinance our debt prior to its maturity, as we are unlikely to generate sufficient cash flow in the interim and be debt-free by such date. Our planned capital expenditures designed to grow the Company will require additional financing, including perhaps, the issuance of additional debt and potentially some form of equity financing. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or access the capital markets, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, obtaining additional equity financing, or borrowing at higher costs of capital.

Long-Term Debt. At December 31, 2018, we had $99.0 million of principal indebtedness outstanding from the original $100 million of new senior secured notes due 2024 (the “Notes”). The proceeds from the Notes offering were used to pay off all of our outstanding First and Second Lien Credit Facilities, pay for costs associated with the refinancing, provide ongoing working capital, provide funds for capital expenditures, and for general corporate purposes. We currently estimate, based on current LIBOR rates, that our cash interest expense in 2019 will be approximately $10 million, including the interest component of our capital lease. This estimate is based on our total outstanding debt and applicable interest rates within the next twelve months.

Interest Rate Cap Agreement. In connection with the refinancing, we purchased an interest rate cap (“Interest Rate Cap”) for $238,000 on April 6, 2018. We entered into this interest rate derivative with Capital One, N.A. to minimize the effect of interest rate increases on approximately half of our outstanding borrowings with a notional amount of $50 million and strike rate of 3.00%, which resets every three months at the end of March, June, September, and December. The Interest Rate Cap expires on March 31, 2021 and is presented accordingly on our consolidated balance sheet under “Deposits and other” as a non-current asset. See Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data.”

Common Stock Warrants. In 2016, we granted the lenders under the former Second Lien Credit Facility (the “Second Lien Lenders”) warrants representing rights to purchase approximately 1.0 million shares of our common stock at $1.67 per share, the average trading price of our common stock during a 60-day period bracketing the date of issuance. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility in February 2018 qualified as a triggering event. As of the date of this filing, the Second Lien Lenders have not exercised these redemption rights, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration in May 2026. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement. Alternatively, the warrant-holders may choose to have us register and sell the shares related to the warrants through a public offering. See Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for further information associated with these warrants which could affect our liquidity and capital resources.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino contains an option for Hyatt, as of January 1, 2019, to purchase our leasehold interest and related casino operating assets. See Note 9 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. We have made significant investments through 2018 and expect to make additional capital investments during 2019 and beyond. These investments are designed to improve the guest experience and to drive visitation at our properties, revenue and income growth.

Bronco Billy’s - As discussed above in the “Executive Overview,” we began Phase One of the two-phase expansion of our Bronco Billy’s property with our purchase of the Imperial Hotel in June 2018, along with other nearby parcels of land, and our lease of the Imperial Casino in August 2018. In November 2018, we reopened the Imperial Hotel and Casino as the rebranded Christmas Casino & Inn. The remainder of Phase One includes the construction of a 319-space parking garage and connector building. We estimate that the total cost for Phase One of the expansion is approximately $20 million, which is expected to be funded from cash on hand and expected cash flow from operations. We have invested approximately $5 million in total for Phase One, and expect to invest the balance of $15 million in 2019. We expect to commence construction of the parking garage in the first half of 2019 and to complete such construction by the end of 2019. For Phase Two, we continue to discuss amenities, fixtures, and other related topics with our architects and general contractor in our efforts to execute a guaranteed maximum price contract and finalize an overall budget for the project. We currently expect to begin Phase Two upon the conclusion of Phase One, with completion of the entire expansion project expected in 2021.  However, construction of Phase Two is contingent upon receipt of financing on acceptable terms, among other contingencies.

Silver Slipper - We are planning to remodel the Silver Slipper casino in the second quarter of 2019, which will be the property’s first significant renovation since it opened in 2006. We do not expect renovations to disrupt operations, as our upgrades to the carpeting, wallpaper, and seating within the buffet will occur during periods of low guest traffic. The estimated cost of this renovation is less than $1 million.

Other Capital Expenditures - Additionally, we may fund various other capital expenditure projects, depending on our financial resources. Our capital expenditures may fluctuate due to decisions regarding strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful. Our annual capital expenditures typically include some number of new slot machines and related equipment; to some extent, we can coordinate such purchases to match our resources.

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

Principal Debt Arrangements

Senior Secured Notes due 2024

On February 2, 2018, we refinanced amounts previously outstanding of $41 million under the First Lien Credit Facility and $55 million under the Second Lien Credit Facility with $100 million of Notes, which we sold to qualified institutional buyers. The Notes are collateralized by substantially all of our assets and are guaranteed by all of our material subsidiaries.

The Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0%. The indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. During the fourth quarter, he purchased 15,000 shares on the open market. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature in February 2024. On each interest payment date, we are required to make principal payments of $250,000 with a balloon payment for the remaining $94 million due upon maturity.

Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price may be prepaid at 102% of par through February 1, 2020; 101.5% through February 1, 2021; 100.5% through February 1, 2022; and 100% thereafter.

Covenants

The indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. As defined in the indenture, we are required to maintain a total leverage ratio, which measures “Consolidated EBITDA” against outstanding net debt. Additionally, we are allowed to deduct up to $15 million of our cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio. For the upcoming year, the total leverage covenant ratio requirements are 5.00x through June 30, 2019 and 4.75x through December 31, 2019.

As of December 31, 2018, we were in compliance with our covenants; however, there can be no assurances that we will remain in compliance with all covenants in the future. See Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for more information about our Notes due 2024.

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

Critical Accounting Estimates and Policies

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. Certain of our accounting policies require that we apply significant judgment in defining the appropriate assumptions for calculating estimates that affect reported amounts and disclosures. By their nature, judgments are subject to an inherent degree of uncertainty, and therefore, actual results may differ from our estimates. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-lived Assets, Goodwill and Indefinite-Lived Intangibles

Our long-lived assets include property and equipment, goodwill, and indefinite-lived intangibles, and are evaluated at least annually (and more frequently when circumstances warrant) to determine if events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of such events or changes in circumstances that might indicate impairment testing is warranted might include, as applicable, an adverse change in the legal, regulatory or business climate relative to gaming nationally or in the jurisdictions in which we operate, or a significant long-term decline in historical or forecasted earnings or cash flows or the fair value of our property or business, possibly as a result of competitive or other economic or political factors. In evaluating whether a loss in value is other than temporary, we consider: (i) the length of time and the extent to which the fair value or market value has been less than cost; (ii) the financial condition and near-term prospects of the casino property, including any specific events which may influence the operations; (iii) our intent related to the asset and ability to retain it for a period of time sufficient to allow for any anticipated recovery in fair value; (iv) the condition and trend of the economic cycle; (v) historical and forecasted financial performance; and (vi) trends in the general market.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2018 and 2017 annual impairment tests, we utilized the option to perform a qualitative analysis for our goodwill and indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value.

Fixed Asset Capitalization and Depreciation Policies

We define a fixed asset as a unit of property that (i) has an economic useful life that extends beyond 12 months and (ii) was acquired or produced for a cost greater than $2,500 for a single asset or greater than $5,000 for a group of assets. Property and equipment are stated at cost. For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values. We acquired Bronco Billy’s in May 2016, Silver Slipper in October 2012, Rising Star in April 2011 and Stockman’s in January 2007. Project development costs, which are amounts expended on the pursuit of new business opportunities, and acquisition-related costs are expensed as incurred. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are also expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors and property taxes. Salaries are capitalized only for employees working directly on the project. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is sometimes a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. In addition, our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur, which would change the estimated useful life of an asset, we account for the change prospectively.

Goodwill and Business Combinations

Goodwill represents the excess of the purchase price over fair value of net tangible and other intangible assets acquired in connection with business combinations. We accounted for our acquisitions of casino properties for Bronco Billy’s, Silver Slipper and Rising Star as business combinations. In a business combination, we determine the fair value of acquired assets, including identifiable intangible assets, assumed liabilities, and non-controlling interests, if any. The fair value of the acquired business is allocated to the acquired assets, assumed liabilities, and non-controlling interests based on their fair value, with any remaining fair value allocated to goodwill. This allocation process requires use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets.

Intangible Assets

Our indefinite-lived intangible assets primarily include the cost of gaming licenses and trade names. Gaming licenses represent the rights to conduct gaming in certain jurisdictions, and trade names represent the fair value of the casino name’s brand recognition. The value of our gaming licenses were primarily estimated using a derivation of the income approach to valuation. The value of the Bronco Billy’s trade names utilized the “relief from royalty” method, which primarily utilizes comparable royalty agreements to determine value. Indefinite-lived intangible assets are not amortized, unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Our finite-lived intangible assets include customer loyalty programs, land leases, payments for a lease option and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic useful lives.

Customer loyalty programs represent the value of repeat business associated with the casinos’ loyalty programs when we acquired the properties. Such values were determined using a derivation of the income approach to valuation. The valuation analyses for the active-rated players were based on estimated revenues and attrition rates. Silver Slipper Casino and Hotel and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated play, which acquisition costs were allocated to such customer loyalty programs. The combined value of the customer loyalty programs have since been fully-amortized over their assumed economic useful life, but remains a component of gross intangible assets other than goodwill, and comprises a majority of the related accumulated amortization. See Note 4 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for more information.

Revenue Recognition

Our revenue recognition policies follow casino industry practices. Casino revenue is the aggregate net difference between gaming wins and losses, with certain liabilities recognized, including progressive jackpots, earned customer loyalty incentives, funds deposited by customers before gaming play occurs, and for certain chips and tokens in the customers’ possession. Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage.

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

Customer Loyalty Programs

We have separate customer loyalty programs at each of our properties – Silver Slipper Casino Players Club, Bronco Billy’s MVP “Most Valuable Players” Club, Rising Star Rewards Club™, Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. We also occasionally offer sweepstakes and other promotions for tracked customers that do not require redemption of points.

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

Loyalty programs are a part of the total marketing program. The amount of marketing reinvestment (complimentaries to players, promotional awards, entertainment, etc.) is based on the specific property and competitive assumptions. We track the percentage of promotional and marketing costs, compared to gaming revenue, for an efficient use and return on our marketing investment. Our properties operate in highly-competitive promotional environments due to the high amounts of incentives offered by our competition.

Accounts Receivable Allowance for Doubtful Accounts

Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate collection allowance to approximate fair value. The allowances for doubtful accounts are estimated based on specific review of customer accounts, as well as, historical collection experience and current economic and business conditions. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received.

Income Taxes

We are subject to federal and state taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions, including fundamental changes to the applicable tax laws.

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

Common Stock Warrant Liability

We measure the fair value of our common stock warrants at each reporting period based on Level 3 inputs as determined by GAAP. Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilizes a “Monte Carlo” simulation approach, a mathematical technique used to model the probability of different outcomes, to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. Changes in the fair value measurement of our warrant liability are measured quarterly, including changes caused by increases or decreases in our stock price, and are expensed or credited to income during the measurement period.

Share-based Compensation

We have granted shares of common stock and stock options to key members of management and the board of directors. Accounting standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. Share-based compensation expense from stock awards is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. We use the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes-determined fair value, net of actual forfeitures, is amortized as compensation cost on a straight-line basis over the service period.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 for a discussion of recently issued accounting pronouncements not yet adopted.

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
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements. We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principles. As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018, due to the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” using a modified retrospective approach.

Basis for Opinion. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Full House Resorts, Inc. and Subsidiaries
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting. We have audited the internal control over financial reporting of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013 edition) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2018, and the notes to the consolidated financial statements, and our report dated March 14, 2019, expressed an unqualified opinion and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers due to the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers.”

Basis for Opinion. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk, and performing procedures that respond to those risks and such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2004.

/s/ Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 14, 2019

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Revenues
Casino (1)	$114,313	$144,495
Food and beverage (1)	35,058	32,471
Hotel (1)	9,864	8,863
Other operations	4,641	4,444
Gross revenues (1)	163,876	190,273
Less promotional allowances (1)	—	(29,006)
Net revenues	163,876	161,267
Operating costs and expenses
Casino (1)	45,752	76,305
Food and beverage (1)	38,619	12,528
Hotel (1)	10,358	1,084
Other operations (1)	3,434	1,923
Selling, general and administrative (1)	48,694	53,485
Preopening costs	274	—
Project development and acquisition costs	843	284
Depreciation and amortization	8,397	8,602
Loss (gain) on disposal of assets, net	79	(1)
	156,450	154,210
Operating income	7,426	7,057
Other (expense) income
Interest expense, net of amounts capitalized of $346 and $130	(10,306)	(10,856)
Loss on extinguishment of debt	(2,673)	—
Adjustment to fair value of warrants	1,671	(1,379)
Other	(13)	—
	(11,321)	(12,235)
Loss before income taxes	(3,895)	(5,178)
Income tax expense (benefit)	476	(150)
Net loss	$(4,371)	$(5,028)

Basic loss per share	$(0.17)	$(0.22)
Diluted loss per share	$(0.23)	$(0.22)
Basic weighted average number of common shares outstanding	26,012,381	22,882,960
Diluted weighted average number of common shares outstanding	26,460,902	22,882,960

(1)
On January 1, 2018, the Company adopted Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method, which impacts the comparability of these line items.

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and equivalents	$20,634	$19,910
Accounts receivable, net of allowance of $98 and $103	2,035	1,760
Inventories	1,425	1,692
Prepaid expenses and other	2,899	2,849
	26,993	26,211

Property and equipment, net	122,076	114,058
Goodwill	21,286	21,286
Other intangible assets, net	11,145	10,936
Deposits and other	772	994
	$182,272	$173,485
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,917	$5,182
Accrued payroll and related	3,668	3,115
Other accrued expenses	9,704	8,846
Common stock warrant liability	825	—
Current portion of long-term debt	1,000	1,000
Current portion of capital lease obligation	497	421
	21,611	18,564

Other long-term obligations	166	2,689
Long-term debt, net of current portion, unamortized discount and issuance costs	94,194	93,566
Capital lease obligation, net of current portion	4,324	4,861
Deferred taxes, net	2,232	1,757
	122,527	121,437
Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,288,764 and 24,294,084 shares issued and 26,932,169 and 22,937,489 shares outstanding	3	2
Additional paid-in capital	63,935	51,868
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Retained earnings (deficit)	(2,539)	1,832
	59,745	52,048
	$182,272	$173,485
 See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018 and 2017
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings (Deficit)	Total Stockholders’ Equity
December 31, 2018	Shares	Dollars		Shares	Dollars
Beginning balances	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048
Stock grants	34	—	104	—	—	—	104
Equity offering, net	3,943	1	11,435	—	—	—	11,436
Stock-based compensation	18	—	528	—	—	—	528
Net loss	—	—	—	—	—	(4,371)	(4,371)
Ending balances	28,289	$3	$63,935	1,357	$(1,654)	$(2,539)	$59,745

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total Stockholders’ Equity
December 31, 2017	Shares	Dollars		Shares	Dollars
Beginning balances	24,221	$2	$51,271	1,357	$(1,654)	$6,860	$56,479
Stock-based compensation and option exercises	73	—	597	—	—	—	597
Net loss	—	—	—	—	—	(5,028)	(5,028)
Ending balances	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,371)	$(5,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,397	8,602
Amortization of debt issuance and warrant costs	790	882
Stock-based compensation	632	525
Change in value of stock warrants	(1,671)	1,379
Debt extinguishment costs	2,673	—
Loss (gain) on disposal of assets and other	225	(1)
Increases and decreases in operating assets and liabilities:
Accounts receivable	(275)	149
Prepaid expenses, inventories and other	217	(403)
Deferred taxes	476	(150)
Accounts payable and accrued expenses	2,731	1,188
Net cash provided by operating activities	9,824	7,143
Cash flows from investing activities:
Purchase of property and equipment, net of construction contracts payable	(17,051)	(11,070)
Other	(379)	(141)
Net cash used in investing activities	(17,430)	(11,211)
Cash flows from financing activities:
Repayment of First and Second Lien Term Loans	(96,063)	(2,249)
Prepayment premium of Second Lien Term Loan	(1,100)	—
Proceeds from Senior Secured Notes borrowings	100,000	—
Payment of debt discount and issuance costs	(4,105)	(429)
Payment of Interest Rate Cap premium	(238)	—
Repayment of Senior Secured Notes	(1,000)	—
Repayment of capital lease obligation	(460)	(455)
Proceeds from equity offering	11,435	—
Proceeds from exercise of stock options	—	73
Other	(139)	—
Net cash provided by (used in) financing activities	8,330	(3,060)

Net increase (decrease) in cash and equivalents	724	(7,128)
Cash and equivalents, beginning of year	19,910	27,038
Cash and equivalents, end of year	$20,634	$19,910

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$9,368	$9,909
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$328	$1,435

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the “Company,” “we,” “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

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

We manage our casinos based on geographic regions within the United States. See Note 13 for further information.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Accounting. The consolidated financial statements include the accounts of Full House and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Except when otherwise required by accounting principles generally accepted in the United States of America (“GAAP”) and disclosed herein, we measure all of our assets and liabilities on the historical cost basis of accounting.

Use of Estimates. The consolidated financial statements have been prepared in conformity with GAAP. These principles require the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect our accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities, such as our common stock warrant liability and interest rate cap. Fair value measurements are also used in our periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.

GAAP categorizes the inputs used for fair value into a three-level hierarchy:

•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Comparable inputs, other than quoted prices, that are observable for similar assets or liabilities in less active markets; and

•	Level 3: Unobservable inputs, which may include metrics that market participants would use to estimate values, such as revenue and earnings multiples and relative rates of return.

The Company utilizes Level 2 inputs when measuring the fair value of its interest rate cap. In order to estimate the fair value of this derivative instrument, the Company obtains valuation reports from the third-party broker that issued the interest rate cap. The report contemplates fair value by using inputs including market-observable data such as interest rate curves, volatilities, and information derived from or corroborated by that market-observable data (see Notes 6 and 12).

The Company utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and most financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Notes 6 and 12).

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

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate collection allowance to approximate fair value. Allowances for doubtful accounts are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

Property and Equipment. Property and equipment are stated at cost and are capitalized and depreciated, while normal repairs and maintenance are expensed in the period incurred. A significant amount of the Company’s property and equipment was acquired through business combinations, and therefore, are recognized at fair value measured at the acquisition date. Gains or losses on dispositions of property and equipment are included in operating expenses, effectively as adjustments to depreciation estimates.

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, then we would recognize an impairment loss.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is appropriate under the circumstances. We determine the estimated useful lives based on our experience with similar assets, estimated usage of the asset, and industry practice. Whenever events or circumstances occur, which change the estimated useful life of an asset, we account for the change prospectively. Depreciation and amortization is provided over the following estimated useful lives:

Class of Assets	Estimated Useful Lives
Land improvements	15 to 18 years
Buildings and improvements	3 to 44 years
Furniture, fixtures and equipment	2 to 10 years

Goodwill and Indefinite-lived Intangible Assets. Goodwill represents the excess of the purchase price of Bronco Billy’s Casino and Hotel, Silver Slipper Casino and Hotel, Rising Star Casino Resort and Stockman’s Casino over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges. Our other indefinite-lived intangible assets primarily include certain license rights to conduct gaming in certain jurisdictions and trade names. Goodwill and other indefinite-lived intangible assets are not amortized, but are periodically tested for impairment. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

These tests for impairment are performed annually during the fourth quarter or when a triggering event occurs.

Finite-lived Intangible Assets. Our finite-lived intangible assets include customer loyalty programs, land lease acquisition costs and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic lives. We periodically evaluate the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization and the possible need for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, then we would recognize an impairment loss.

Debt Issuance Costs and Debt Discounts. Debt issuance costs and debt discounts incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, and are amortized over the contractual term of the debt to interest expense, using the effective interest method. When our existing debt agreements are modified, we amortize such costs to interest expense using the effective interest method over the terms of the modified debt agreement.

Operating Revenues and Related Costs and Expenses. In January 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method, which applies to all contracts that are written, oral or implied by customary business practices. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as entertainment). The majority of our revenues are derived from casino gaming, principally slot machines.

Gaming revenue is the difference between gaming wins and losses, not the total amount wagered. We account for our gaming transactions on a portfolio basis, as such wagers have similar characteristics and it would not be practical to view each wager on an individual basis.

We sometimes provide discretionary complimentary goods and services (“discretionary comps”). For these types of transactions, we allocate revenue to the department providing the complimentary goods or services based upon its estimated standalone selling price, offset by a reduction in casino revenues.

Some of our customers choose to earn points under our customer loyalty programs. As points are accrued, we defer a portion of our gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. Revenue related to these customer loyalty points is deferred and a liability is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play/cash back,” complimentary dining, or hotel stays. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

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

Other notable changes of the new revenue recognition standard include:

•
The Company no longer presents a promotional allowances line item on its consolidated statement of operations, as revenues are now allocated between casino revenue and other revenue categories, net of such allowances.

•	The Company no longer reclassifies the estimated cost of complimentaries provided to a gaming customer from other expense categories to casino operating expenses.

Since we elected the modified retrospective adoption method, the comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. However, the adoption of ASC 606 for 2018 did not have an aggregate material impact on operating income, net income, or cash flows on an ongoing basis. The impact of adoption on our consolidated statement of operations is shown as follows:

(In Thousands)	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017 As Reported
Statement of Operations	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Revenues
Casino	$114,313	$147,366	$(33,053)	$144,495
Food and beverage	35,058	34,607	451	32,471
Hotel	9,864	9,043	821	8,863
Promotional allowances	—	(30,889)	30,889	(29,006)

Costs and expenses
Casino	45,752	75,912	(30,160)	76,305
Food and beverage	38,619	12,354	26,265	12,528
Hotel	10,358	1,383	8,975	1,084
Other operations	3,434	1,994	1,440	1,923
Selling, general and administrative	48,694	56,085	(7,391)	53,485
Operating income	7,426	7,447	(21)	7,057
Loss before income taxes	(3,895)	(3,874)	(21)	(5,178)
Net loss	(4,371)	(4,350)	(21)	(5,028)

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $3.8 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively.

Customer Loyalty Programs. We have separate customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, Bronco Billy’s MVP “Most Valuable Players” Club, Rising Star Rewards Club™, Grand Lodge Players Advantage Club® and Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. At December 31, 2018, our liability based on the standalone retail value of such benefits totaled $1.4 million, while at December 31, 2017 our liability based on the estimated cost to provide such benefits totaled $1.3 million. As mentioned in the previous section regarding ASC 606 on related costs and expenses, our adoption of the new revenue recognition standard using the modified retrospective method does not recast amounts measured under legacy revenue recognition standards in 2017. For both years, such amounts are included in “other accrued expenses” on the consolidated balance sheets.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, which are expensed as incurred. During 2018, these costs were associated primarily with our pursuit of a racetrack casino in New Mexico, the potential relocation of gaming positions to Terre Haute, Indiana, and acquisition opportunities. During 2017, these costs were associated with potential projects in Indiana.

Share-based Compensation. Share-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for other share-based awards. The cost is recognized as an expense on a straight-line basis over the employee’s requisite service period (the vesting period of the award) net of forfeitures, which are recognized as they occur.

Legal Defense Costs. We do not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters. Instead, we record such costs as period costs when the related services are rendered.

Income Taxes. We classify deferred tax liabilities and assets, along with any related valuation allowance, as non-current in a classified statement of financial position. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period.

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

(In thousands)	Year Ended December 31,
	2018	2017
Numerator:
Net loss - basic	$(4,371)	$(5,028)
Adjustment for assumed conversion of warrants	(1,671)	—
Net loss - diluted	$(6,042)	$(5,028)

Denominator:
Weighted-average common share equivalents - basic	26,012	22,883
Potential dilution from assumed conversion of warrants	449	—
Weighted-average common and common share equivalents - diluted	26,461	22,883
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	2,576	3,498

Reclassifications. Certain minor reclassifications have been made to 2017 amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or retained earnings.

Recently Issued Accounting Pronouncements Not Yet Adopted. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC 842 “Leases (Topic 842)” and subsequent amendments to the initial guidance, which replaces the existing guidance in Topic 840, “Leases” (collectively, “ASC 842”), and requires expanded disclosures about leasing activities. For publicly-traded companies, ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for leases as either finance leases or operating leases, both of which, will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet, as measured on a discounted basis for leases with terms greater than a year. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line rent expense.

By way of contrast, through December 31, 2018, rental payments for certain property and equipment used in our operations under long-term operating leases are recognized as rent expense with scheduled rent increases recognized on a straight-line basis over the initial lease term without recording a lease asset and obligation. Rental payments for other property and equipment held under capital leases are recognized as a reduction of a capital lease obligation and interest expense. The resultant capital lease assets are included in property and equipment and amortized over the term of the lease.

We will use the modified retrospective transition method with the period of adoption on January 1, 2019 as the date of initial application and have elected not to recast comparative period financial information. In addition, we intend to elect the package of practical expedients permitted under the transition guidance to allow us to carry forward historical lease classification, which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) measurement of initial direct costs for any existing leases. We have also elected the short-term lease recognition exemption, under which the Company will not recognize ROU assets or lease liabilities for leases with a term of twelve months or less, but we have elected not to apply the use-of-hindsight practical expedient. We are currently evaluating whether to elect the exemption to account for leases containing both lease and non-lease components (“embedded leases”) together as a single lease component by asset class, or to allocate contract consideration to the separate lease and non-lease components based on their relative standalone prices.

As of the date of this report, we are still in the process of implementing the new lease guidance, in addition to determining sound accounting policies relating to the new guidance and election of other expedients, among those previously mentioned. As such, we are unable to quantify the impact that adoption of this guidance will have on our consolidated financial statements and footnote disclosures at this time. However, we expect that the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases that exist at the Company on the date of adoption, with the most material of such leases being those for land and buildings to be added to the consolidated balance sheet, and to a certain extent, embedded leases involving third-party equipment. However, we do not expect any material impact to net income or cash flows.

Management believes that there are no other recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In Thousands)	December 31,
	2018	2017
Land and improvements	$16,002	$15,376
Buildings and improvements	114,001	106,728
Furniture and equipment	45,463	41,281
Construction in progress	6,864	2,723
	182,330	166,108
Less: Accumulated depreciation	(60,254)	(52,050)
	$122,076	$114,058

Property and equipment included assets under capitalized leases related to our hotel at Rising Star Casino Resort (Note 7) as follows:

(In Thousands)	December 31,
	2018	2017
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,724
	7,726	7,726
Less: Accumulated amortization	(2,531)	(2,087)
	$5,195	$5,639

4. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following tables set forth changes in the carrying value of goodwill by segment:

(In Thousands)	December 31, 2018
	Gross Carrying Value	Additions	Accumulated Impairments	Balance at End of the Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Rising Star Casino Resort	1,647	—	(1,647)	—
Bronco Billy's Casino and Hotel	4,806	—	—	4,806
Northern Nevada Casinos	5,809	—	(4,000)	1,809
	$26,933	$—	$(5,647)	$21,286

(In Thousands)	December 31, 2017
	Gross Carrying Value	Additions	Accumulated Impairments	Balance at End of the Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Rising Star Casino Resort	1,647	—	(1,647)	—
Bronco Billy's Casino and Hotel	4,806	—	—	4,806
Northern Nevada Casinos	5,809	—	(4,000)	1,809
	$26,933	$—	$(5,647)	$21,286

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In Thousands)	December 31, 2018
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments, Net	Other Intangible Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(195)	—	1,225
Casino Lease Option	3	190	(24)	—	166
Gaming Licenses	Indefinite	18,046	—	(10,203)	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	111	—	—	111
		$29,167	$(7,819)	$(10,203)	$11,145

(In Thousands)	December 31, 2017
	Estimated Life (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairments, Net	Other Intangible Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(163)	—	1,257
Gaming Licenses	Indefinite	17,981	—	(10,203)	7,778
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	101	—	—	101
		$28,902	$(7,763)	$(10,203)	$10,936

There were no impairments to goodwill or other intangible assets for the years ended December 31, 2018 and 2017.

Customer Loyalty Programs. Customer loyalty programs represent the value of repeat business associated with our loyalty programs. The values of $5.9 million for Silver Slipper and $1.7 million for Rising Star’s customer loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the customer loyalty program. The values of the customer loyalty programs for Rising Star and Silver Slipper have been fully amortized in prior years, but they comprise the majority of accumulated amortization totaling $7,819 as of December 31, 2018 and $7,763 as of December 31, 2017.

Land Lease Acquisition Costs and Water Rights. Silver Slipper recognized intangible assets related to its lease agreement with Cure Land Company, LLC (see Note 9). The lease was valued at $970,000 and represents the excess fair value of the land over the estimated net present value of the land lease payments, and the water rights value of $450,000 represents the fair value of the water rights based upon market rates in Hancock County, Mississippi.

Casino Lease Option. Casino lease option represents total amounts paid in order to extend the lease option for the Imperial Casino, now known as the Christmas Casino at Bronco Billy’s. Although the Company has an option to buy out the lease prior to expiration of the initial lease term or as extended, the options paid cannot be applied to the purchase price. Therefore, the total options paid will be amortized according to the initial lease term, which commenced in August 2018 (see Note 9).

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

Trade Names. Trade names represents the value of the Bronco Billy’s casino name, which has existed for approximately 27 years and provides brand recognition. The value was estimated using a multi-period excess earning method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $56,000 and $31,000 for the years ended December 31, 2018 and 2017, respectively.

Future amortization expense for intangible assets is as follows:

(In Thousands)

For Years ending December 31,	Amortization Expense
2019	$94
2020	94
2021	70
2022	31
2023	31
Thereafter	1,070
$1,390

5. ACCRUED LIABILITIES

Other accrued expenses consisted of the following:

(In Thousands)	December 31,
	2018			2017
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported without Adoption of ASC 606
Player club points and progressive jackpots	$3,389	$3,368	$21	$3,166
Real estate and personal property taxes	1,614	1,614	—	1,564
Gaming and other taxes	2,028	2,028	—	1,801
Other gaming-related accruals	1,112	1,112	—	442
Accrued rent	604	604	—	1,032
Other	957	957	—	841
	$9,704	$9,683	$21	$8,846

6. LONG-TERM DEBT AND COMMON STOCK WARRANT LIABILITY

Long-Term Debt

Senior Secured Notes. On February 2, 2018, the Company sold $100 million of senior secured notes due 2024 (the “Notes”) to qualified institutional buyers. The Notes were issued on the same day at 98% of their face value (a 2% original issue discount). Proceeds from the Notes were used to (i) pay fees and expenses incurred in connection with the debt offering; (ii) refinance the entire amounts outstanding under the First and Second Lien Credit Facilities; (iii) provide ongoing working capital; and (iv) provide funds for capital expenditures and for general corporate purposes. As of February 2, 2018, immediately prior to the issuance of the Notes, we had approximately $41 million outstanding under the First Lien Credit Facility and $55 million outstanding under the Second Lien Credit Facility, which were extinguished at a loss of $2.7 million, reflecting the call premiums on such debt and the write-off of related unamortized debt issuance costs.

The Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1%, plus a margin rate of 7.0%. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, we are required to make principal payments of $250,000 with a balloon payment for the remaining $94 million due upon maturity.

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

Prior Credit Facilities. The First Lien Credit Facility was due to mature in May 2019 and included quarterly principal payments as defined and interest based on the greater of the elected LIBOR (as defined) or 1.0%, plus a margin rate of 4.25%. The Second Lien Credit Facility was due to mature in November 2019 with all principal due at maturity, included interest at 13.5% and had a prepayment premium of 2% immediately prior to the refinancing. As discussed above, both the First Lien Credit Facility and the Second Lien Credit Facility were refinanced in February 2018 in their entirety through the issuance of the Notes due 2024.

Long-term debt, related discounts and issuance costs consisted of the following:

(In thousands)	December 31,
	2018	2017
Senior Secured Notes	$99,000	$—
First Lien Term Loan	—	41,063
Second Lien Term Loan	—	55,000
	99,000	96,063
Less: Unamortized discounts and debt issuance costs	(3,806)	(1,497)
	95,194	94,566
Less: Current portion of long-term debt	(1,000)	(1,000)
	$94,194	$93,566

Maturities of Long-Term Debt. Future maturities under the Notes is as follows:

(In thousands)

For Years ending December 31,	Senior Secured Notes
2019	$1,000
2020	1,000
2021	1,000
2022	1,000
2023	1,000
Thereafter	94,000
$99,000

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

We were in compliance with our covenants as of December 31, 2018. However, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

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

Based on fair value measurements using Level 2 inputs (see Note 2), the Company adjusts the carrying value of the Interest Rate Cap quarterly. Since the Company did not elect for hedge accounting, any adjustments to the carrying value between reporting periods are charged to interest expense on the consolidated statement of operations (see Note 12).

Common Stock Warrant Liability

As part of the Second Lien Credit Facility, the Company granted the second lien lenders 1,006,568 warrants, representing 5% of the outstanding common equity of the Company at that time, as determined on a fully-diluted basis. The warrants have an exercise price of $1.67 (the average trading price of the Company’s common stock during a 60-day period bracketing the completion of the financing) and expire on May 13, 2026. The warrants also provide the warrant holders with redemption rights, pre-emptive rights under certain circumstances to maintain their 5% ownership interest in the Company, piggyback registration rights and mandatory registration rights after two years. In addition to a refinancing, the redemption rights allow the warrant holders, at their option, to require the Company to repurchase all or a portion of the warrants upon the occurrence of certain events, including: (i) a liquidity event, as defined in the warrant purchase agreement, or (ii) the Company’s insolvency. The repurchase value is the 21-day average price of the Company’s stock at the time of such liquidity event, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined in the warrant purchase agreement, and would be guaranteed by the Company’s subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

The extinguishment of the Second Lien Credit Facility discussed previously is considered a “triggering event” for the possible redemption or registration of the warrants, as further detailed below. The Company’s warrant-holders have not yet requested the redemption or registration of their outstanding warrants, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration. Accordingly, the obligation is reflected as a current liability as of December 31, 2018 (see Note 12).

We measure the fair value of the warrants at each reporting period using Level 3 inputs (see Note 2). Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a “Monte Carlo” simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At December 31, 2018, the simulation included the following assumptions: an expected contractual term of 7.37 years, an expected stock price volatility rate of 43.26%, an expected dividend yield of 0%, and an expected risk-free interest rate of 2.64%. The Company also used the Monte Carlo simulation approach for its valuation at December 31, 2017, which included the following assumptions: an expected contractual term of 3.84 years, an expected stock price volatility rate of 47.55%, an expected dividend yield of 0%, and an expected risk-free interest rate of 2.13%. The Company recognized $1.7 million of other non-operating income in 2018 and $1.4 million of other non-operating expense during 2017, associated with changes in the fair value of the warrant liability.

7. CAPITAL LEASE OBLIGATION

Rising Star Casino Resort Capital Lease. Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort pursuant to a capital lease agreement with Rising Sun/Ohio County First, Inc., an Indiana non-profit corporation (the “Landlord”).

The lease expires on October 1, 2027, and rent payments are as follows: (i) $48,537 per month from April 2016 through March 2017, (ii) $56,537 per month from April 2017 through March 2018; (iii) $57,537 per month from April 2018 through March 2019; and (iv) $63,537 per month from April 2019 through March 2020. Beginning April 1, 2020 through the end of the lease, the scheduled monthly payment will be $54,326. The Company was also required to make certain improvements to the Rising Star Casino Resort of at least $1 million by March 31, 2017, which the Company satisfied. The lease payments include an annual interest rate of 3.5% through September 30, 2017 and 4.5% thereafter.

On September 17, 2017, we entered into a second amendment to the lease agreement to facilitate construction of the RV park that adjoins the leased hotel.

At any time during the lease term, we have the exclusive option to purchase the hotel at a price based upon the project’s actual original cost of $7.7 million, reduced by the cumulative principal capital lease payments made by the Company during the lease term.  At December 31, 2018, such net amount was $4.8 million. Upon expiration of the lease term, if we have not yet exercised our option to purchase the hotel, either (i) the Landlord has the right to sell the hotel to us, or (ii) we have the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.  The lease agreement is not guaranteed by the parent company or any subsidiary, other than Gaming Entertainment (Indiana) LLC, and has customary provisions in the event of a default.

Future minimum lease payments and the present value of such payments based on this amendment related to the capital lease, as of December 31, 2018, are as follows:

(In Thousands)	Capital Lease Obligation

Years ending December 31,
2019	$687
2020	680
2021	652
2022	652
2023	652
Thereafter	2,498
Total minimum lease payments	5,821
Less: Amount representing interest	(1,000)
Present value of minimum lease payments	$4,821

8. INCOME TAXES

The income tax expense (benefit) attributable to our loss before income taxes consisted of the following:

(In Thousands)	Years Ended December 31,
	2018	2017
Current Taxes
Federal	$—	$—
State	—	—
	—	—
Deferred Taxes
Federal	(587)	1,278
State	(651)	(686)
Increase (decrease) in valuation allowance	1,714	(742)
	476	(150)
	$476	$(150)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

(In Thousands)	Years Ended December 31,
	2018		2017
Tax Rate Reconciliation	Percent	Amount	Percent	Amount
Federal income tax benefit at U.S. statutory rate	21.0%	$(817)	34.0%	$(1,760)
State taxes, net of federal benefit	13.2%	(515)	8.7%	(452)
Change in valuation allowance, exclusive of Tax Reform impact	(44.0)%	1,714	(57.5)%	2,979
Effect of Tax Reform on net deferred taxes	—%	—	17.2%	(890)
Permanent differences	(6.3)%	247	(1.7)%	91
Credits	3.7%	(146)	2.2%	(116)
Other	0.2%	(7)	—%	(2)
	(12.2)%	$476	2.9%	$(150)

Our deferred tax assets (liabilities) consisted of the following:

(In Thousands)	December 31,
	2018	2017
Deferred Tax Assets
Deferred compensation	$744	$438
Intangible assets and amortization	4,023	4,415
Net operating loss carry-forwards	6,210	4,505
Accrued expenses	975	772
Allowance for doubtful accounts	22	24
Credits	481	336
Common stock warrant liability	69	541
Interest valuation	40	—
Interest limitation	1,362	—
Charitable contribution carry-forward	97	72
Valuation allowance	(10,725)	(9,011)
	3,298	2,092
Deferred tax liabilities:
Depreciation of fixed assets	(1,939)	(910)
Amortization of indefinite-lived intangibles	(2,232)	(1,757)
Prepaid expenses	(710)	(651)
Effect of state taxes on future federal returns	(629)	(505)
Other	(20)	(26)
	(5,530)	(3,849)
	$(2,232)	$(1,757)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affect 2018, including bonus depreciation that allows for full expensing of qualified property purchases.
The Tax Act also established new tax laws that affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate from 35% to 21%; (2) eliminated the corporate alternative minimum tax (“AMT”); (3) limited the deductible interest expense; (4) limited the deductibility of certain executive compensation; and (5) limited the use of net operating losses (“NOLs”) generated after December 31, 2017, to 80% of taxable income.

As of December 31, 2018, we had federal net operating loss carryforward totaling $19.2 million and state tax carryforwards of $36.5 million. Regarding the federal net operating loss carryforward, $14.0 million can be carried forward 20 years and will begin to expire in 2035; the remaining amount can be carried forward indefinitely. Regarding the state tax carryforwards, $35.6 million can be carried forward 20 years and will begin to expire in 2035; the remaining amount can be carried forward indefinitely. We also have general business credits of $0.5 million which begin to expire in 2035.

Intangible asset impairment charges recorded in prior years resulted in a significant amount of deferred tax assets. In assessing the realizability of the Company’s deferred tax assets, we considered whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We evaluated both positive and negative evidence in determining the need for a valuation allowance. We continue to assess the realizability of deferred tax assets and have concluded that we have not met the “more likely than not” threshold. As of December 31, 2018, we continue to provide a valuation allowance against our remaining deferred tax assets after being utilized by deferred tax liabilities for all jurisdictions. The valuation reserve against deferred tax assets has no effect on the actual taxes paid or owed by the Company.

As of December 31, 2018 and 2017, we had $2.2 million and $1.8 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles for which the timing of the reversal is not determinable and, therefore, does not assure the realization of deferred tax assets or reduce the need for a valuation allowance.

The Company’s utilization of net operating loss (NOL) and the general business tax credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (IRC), and similar state provisions due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. While the Company has not completed an IRC Section 382/383 analysis to determine if there are any annual limitations on the utilization of NOLs and tax credit carryforwards, the Company does not believe that there have been greater than 50% ownership change in the last three years that would prohibit the Company from utilizing all of their tax attributes.

As of December 31, 2018, the Company is subject to U.S. federal income tax examinations for the tax years 2015 through 2018. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

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

Options to Purchase or Lease Land and Buildings

Bronco Billy’s Expansion. During November 2017, the Company capitalized $0.2 million of costs for options to either purchase or lease various buildings and land in Cripple Creek, Colorado, near Bronco Billy’s. Within the first half of 2018, the Company exercised options to purchase land for $0.3 million, a parking lot for $1.2 million, and land improved with a hotel for $1.7 million.

The remaining option consists of a closed casino that was renovated and reopened on November 1, 2018 as the Christmas Casino (see Note 4). The Company exercised the lease option during the second quarter of 2018, with a lease commencement of August 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino prior to lease-end at a price that increases over time, with a purchase price of $2.5 million if bought by October 31, 2019, and increasing by $0.1 million on each anniversary thereafter up to $2.8 million.

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

Due to litigation filed against the Commission by one of the applicants, it is unknown when the Commission will make a decision regarding the issuance of the racetrack license.

Operating Leases

In addition to the following significant leases, we have operating leases for certain office and warehouse facilities, office equipment, signage and land.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of gross gaming revenue (as defined) in excess of $3.65 million in any given month. We recognized $1.5 million of rent expense, including $0.6 million of contingent rents, during 2018, and $1.4 million of rent expense, including $0.5 million of contingent rents, during 2017.

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

Grand Lodge Casino Lease through August 2023. Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. (“Hyatt”) to operate the Grand Lodge Casino. The lease is collateralized by the Company’s interests under the lease and property, as defined, and is subordinate to the liens of the Notes. Hyatt has an option, beginning January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Commencing January 1, 2018, the monthly rent payment increased from $145,833 to $166,667. We recognized $1.9 million of rent expense related to this lease during 2018 and 2017.

Corporate Office Lease. In June 2017, the Company began occupying 4,479 square feet of office space in Las Vegas, Nevada. The office lease terms include an expiration date in January 2025 and approximately $0.2 million of annual rents.

Rent expense for all operating leases for the years ended December 31, 2018 and December 31, 2017 was $4.2 million and $4.1 million, respectively.

The Company was obligated under non-cancellable operating leases to make future minimum lease payments as follows:

(In Thousands)	Operating Leases

For Years ending December 31,
2019	$3,820
2020	3,478
2021	3,253
2022	3,107
2023	2,445
Thereafter	32,151
$48,254

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

Defined Contribution Pension Plan

We sponsor a defined contribution pension plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us. Matching contributions made by us were $0.3 million for each of 2018 and 2017, excluding nominal administrative expenses assumed. For 2018 and 2017, the Company’s employer contribution rate was 50% up to 4% of compensation.

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

10. STOCKHOLDERS’ EQUITY
In March 2018, the Company closed on a registered direct offering for a total of 3,943,333 shares of its common stock at a price of $3.00 per share, resulting in gross proceeds to the Company of $11.8 million. Net proceeds to the Company from the offering were approximately $11.4 million, after deducting placement agent fees and offering expenses.

Net proceeds from this offering were used for general corporate purposes, including Phase One of the expansion of Bronco Billy’s Casino and Hotel. Amongst other items, Phase One included the purchase of the Imperial Hotel and the rebranding and reopening of the Imperial Hotel and Casino as the Christmas Casino & Inn.
11. SHARE-BASED COMPENSATION

2015 Equity Incentive Plan. During the second quarter of 2017, our stockholders approved an amendment to the 2015 Equity Incentive Plan (“2015 Plan”) that increased the number of shares of common stock available for issuance under the 2015 Plan from 1,400,000 to 2,500,000. In addition to the increase in the number of authorized shares issuable under the 2015 Plan, the amendment included several “best practices” changes. The 2015 Plan includes new shares reserved for issuance to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10-year terms and all awards issued thus far do not vest on an accelerated basis if there is a change in control of the Company, unless the awards are not assumed by the successor, as defined.

In May 2017, the Company extended the employment agreement of Daniel R. Lee, the Company’s President and Chief Executive Officer, through November 2020 and simultaneously issued him an option to purchase 240,000 shares of common stock under the 2015 Plan with an exercise price of $2.32. Mr. Lee’s option will vest ratably on a monthly basis between December 1, 2018 and November 30, 2020 in conjunction with his amended employment agreement. In September 2018, the Company issued options to purchase a total of 110,000 additional shares of common stock under the 2015 Plan to various other employees of the Company, all of which have an exercise price of $2.83. These stock options all vest in equal amounts over the next three years. In all cases, the exercise price of the options reflects the Company’s closing price on the date of grant.

In May 2018, the Company also issued to non-executive members of its Board of Directors, as compensation for their annual service, options to purchase a total of 42,000 shares of common stock under the 2015 Plan with an exercise price of $3.35 and a one-year vesting period; and 17,910 shares of common stock under the 2015 Plan that vested immediately with certain transfer restrictions.

As of December 31, 2018, we had 902,059 share-based awards authorized by shareholders and available for grant from the 2015 Plan.

Prior to the adoption of the 2015 Plan and outside of the 2006 Plan, in order to recruit our executive officers, we issued a non-qualified stock option to purchase 943,834 shares to Daniel R. Lee, our President and Chief Executive Officer, and a non-qualified stock option to purchase 300,000 shares to Lewis Fanger, our Senior Vice President, Chief Financial Officer and Treasurer. Messrs. Lee and Fanger’s stock options vested with respect to 25% of the shares on the first anniversary of their respective grant dates, and continue to vest with respect to an additional 1/48th of the shares on each monthly anniversary thereafter.

Stock Options. The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	2,491,274	$1.59
Granted	152,000	2.97
Exercised	—	—
Canceled/Forfeited	(16,666)	2.01
Expired	(50,834)	1.64
Options outstanding at December 31, 2018	2,575,774	$1.67	6.90	$1,198,503
Options exercisable at December 31, 2018	1,944,194	$1.45	6.40	$1,152,308

Compensation Cost.  Compensation expense for the years ended December 31, 2018 and 2017 was $0.6 million and $0.5 million, respectively. These costs are recognized on a straight-line basis over the vesting period of the awards net of forfeitures and are included in selling, general and administrative expense on the consolidated statements of operations.

As of December 31, 2018, there was approximately $0.4 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

We estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	For the year ended December 31,
	2018	2017
Expected volatility	43.33%	43.67%
Expected dividend yield	—%	—%
Expected term (in years)	5.86	5.87
Weighted average risk free rate	2.93%	2.00%

The weighted-average grant date fair value of options granted during the years ended December 31, 2018 and 2017 was $1.34 and $1.02 per share, respectively.

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the fair value of those assets and liabilities measured on a recurring basis as of December 31, 2018 and 2017. See Notes 2 and 6 for further information regarding our interest rate cap and common stock warrant liability.

(In Thousands)
		December 31, 2018
Financial instruments not designated for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Interest rate cap	Deposits and other assets	$—	$92	$—	$92
Common stock warrants	Common stock warrant liability	—	—	825	$825

(In Thousands)
		December 31, 2017
Financial instruments not designated for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Common stock warrants	Other long-term obligations	$—	$—	$2,496	$2,496

13. SEGMENT REPORTING

We manage our casinos based on geographic regions within the United States. The casino/resort operations includes four segments: the Silver Slipper Casino and Hotel (Hancock County, Mississippi); Bronco Billy’s Casino and Hotel (Cripple Creek, Colorado); the Rising Star Casino Resort (Rising Sun, Indiana); and the Northern Nevada segment, consisting of the Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada).

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

The following tables present the Company’s segment information:

(In Thousands)	For the Year Ended December 31,
	2018	2017
Net Revenues
Silver Slipper Casino and Hotel	$69,350	$64,046
Rising Star Casino Resort	47,966	49,751
Bronco Billy's Casino and Hotel	26,931	26,222
Northern Nevada Casinos	19,629	21,248
	$163,876	$161,267
Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$12,126	$10,733
Rising Star Casino Resort	2,806	2,678
Bronco Billy's Casino and Hotel	3,919	4,758
Northern Nevada Casinos	3,375	2,789
	22,226	20,958
Other operating (expense) income:
Depreciation and amortization	(8,397)	(8,602)
Corporate expenses	(4,575)	(4,491)
Preopening costs	(274)	—
Project development and acquisition costs	(843)	(284)
(Loss) gain on disposals	(79)	1
Stock-based compensation	(632)	(525)
Operating income	7,426	7,057
Other (expense) income:
Interest expense	(10,306)	(10,856)
Loss on extinguishment of debt	(2,673)	—
Adjustment to fair value of warrants	1,671	(1,379)
Other	(13)	—
	(11,321)	(12,235)
Loss before income taxes	(3,895)	(5,178)
Income tax expense (benefit)	476	(150)
Net loss	$(4,371)	$(5,028)

(In Thousands)	December 31,
	2018	2017
Total Assets
Silver Slipper Casino and Hotel	$79,094	$80,780
Rising Star Casino Resort	39,722	36,327
Bronco Billy's Casino and Hotel	42,780	35,567
Northern Nevada Casinos	12,395	12,235
Corporate and Other	8,281	8,576
	$182,272	$173,485

(In Thousands)	December 31,
	2018	2017
Property and Equipment, net
Silver Slipper Casino and Hotel	$56,369	$58,059
Rising Star Casino Resort	33,700	30,534
Bronco Billy's Casino and Hotel	23,354	15,276
Northern Nevada Casinos	7,434	7,868
Corporate and Other	1,219	2,321
	$122,076	$114,058

14. SUBSEQUENT EVENT

Management has made an evaluation for subsequent events requiring recognition or disclosure in these financial statements through March 14, 2019, which is the date these consolidated financial statements were available to be issued. None were identified.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2018, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

We have established controls and procedures designed at the reasonable assurance level to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Piercy Bowler Taylor & Kern, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:

•	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	For the Years Ended December 31, 2018 and 2017:

◦	Consolidated Statements of Operations

◦	Consolidated Statements of Stockholders’ Equity

◦	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation as amended to date (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 9, 2011).

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

4.3
First Amendment to Indenture, dated as of June 20, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 21, 2018).

4.4
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

10.2
First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 6, 2013).

10.3
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

10.6
First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on April 11, 2013).

10.7
Second Amendment to Casino Operations Lease effective as of November 25, 2015, by and between Gaming Entertainment (Nevada) LLC, a Nevada limited liability company, and Hyatt Equities, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on December 17, 2015).

10.8
Third Amendment to Casino Operations Lease, effective August 29, 2016, between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on August 30, 2016).

10.9
Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC File No. 1-32583) filed on August 22, 2013).

10.10
First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 18, 2016).

10.11
Second Amendment to Hotel Lease/Purchase Agreement dated September 19, 2017, by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K (SEC File No. 1-32583) filed on September 21, 2017 ).

10.12
Amended and Restated First Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and Capital One Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.13
Amended and Restated Second Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and ABC Funding, LLC, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.14
Warrant Purchase Agreement, dated as of May 13, 2016, among Full House Resorts, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A (SEC File No. 1-32583) filed on May 18, 2016).

10.15
Notes Purchase Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association, the Guarantors (as defined therein) and the Purchasers (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.16
Form of Security Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Grantors (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.17
Form of Intellectual Property Security Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Grantors (as defined therein). (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.18+	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 3, 2015).
10.19+
2015 Equity Incentive Plan (as amended and restated by the Board effective April 11, 2017). (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 14, 2017).

10.20+
Form of Award Agreement pursuant to the 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 8, 2018).

10.21+	Full House Resorts, Inc. Annual Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (SEC File No. 1-32583) filed on August 1, 2017).
10.22+
Employment Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on December 1, 2014).

10.23+
Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K(SEC File No. 1-32583) filed on December 1, 2014).

10.24+
First Amendment to Employment Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on May 30, 2017).

10.25+
Award Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (SEC File No. 1-32583) filed on May 30, 2017).

10.26+
Employment Agreement dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 4, 2015).

10.27+
Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 4, 2015).

10.28+
Employment Agreement, dated as of September 17, 2018, by and between Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on October 2, 2018).

10.29
Letter Agreement, dated as of March 19, 2018, by and between Union Gaming Securities LLC and Full House Resorts, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 22, 2018).

21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Piercy Bowler Taylor & Kern, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Gaming Regulations.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.
** Furnished herewith.
+ Executive compensation plan or arrangement.

Item 16. Form 10-K Summary.

We have elected not to disclose the optional summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

March 14, 2019	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 14, 2019
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 14, 2019
Lewis A. Fanger, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ KENNETH R. ADAMS	March 14, 2019
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 14, 2019
Carl G. Braunlich, Director

/s/ W. H. BAIRD GARRETT	March 14, 2019
W. H. Baird Garrett, Director

/s/ ELLIS LANDAU	March 14, 2019
Ellis Landau, Director

/s/ KATHLEEN MARSHALL	March 14, 2019
Kathleen Marshall, Director

/s/ CRAIG W. THOMAS	March 14, 2019
Craig W. Thomas, Director

/s/ BRADLEY M. TIRPAK	March 14, 2019
Bradley M. Tirpak, Director