Form 10-Q
period 2019-03-31
FULL HOUSE RESORTS INC
filed 2019-05-10
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and/or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:  Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FLL	The Nasdaq Stock Market LLC

As of May 6, 2019, there were 26,958,836 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
Revenues
Casino	$28,298	$26,970
Food and beverage	8,658	7,939
Hotel	2,715	2,283
Other operations	823	739
Net revenues	40,494	37,931
Operating costs and expenses
Casino	11,785	11,084
Food and beverage	9,369	9,126
Hotel	2,420	2,487
Other operations	769	514
Selling, general and administrative	12,660	11,962
Project development and acquisition costs	133	37
Depreciation and amortization	2,091	2,168
(Gain) loss on sale or disposal of assets, net	(1)	10
	39,226	37,388
Operating income	1,268	543
Other (expense) income
Interest expense, net of $47 and $45 capitalized	(2,703)	(2,540)
Loss on extinguishment of debt	—	(2,673)
Adjustment to fair value of warrants	(40)	503
	(2,743)	(4,710)
Loss before income taxes	(1,475)	(4,167)
Provision for income taxes	142	119
Net loss	$(1,617)	$(4,286)

Basic loss per share	$(0.06)	$(0.18)
Diluted loss per share	$(0.06)	$(0.20)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$18,370	$20,634
Accounts receivable, net of allowance of $136 and $98	1,549	2,035
Inventories	1,352	1,425
Prepaid expenses and other	3,009	2,899
	24,280	26,993

Property and equipment, net	121,153	122,076
Operating lease right-of-use assets(1)	19,316	—
Goodwill	21,286	21,286
Other intangible assets, net	11,122	11,145
Deposits and other	701	772
	$197,858	$182,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,760	$5,917
Accrued payroll and related	3,577	3,668
Other accrued expenses and current operating lease obligations(1)	10,823	9,704
Current portion of finance lease obligation	515	497
Current portion of long-term debt	1,000	1,000
Common stock warrant liability	866	825
	21,541	21,611

Operating lease obligations, net of current portion, and other(1)	17,371	166
Finance lease obligation, net of current portion	4,182	4,324
Long-term debt, net	94,130	94,194
Deferred incomes taxes, net	2,375	2,232
	139,599	122,527
Commitments and contingencies (Notes 3, 5, 6 and 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,315,431 and 28,288,764 shares issued and 26,958,836 and 26,932,169 shares outstanding	3	3
Additional paid-in capital	64,066	63,935
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Accumulated deficit	(4,156)	(2,539)
	58,259	59,745
	$197,858	$182,272

(1)
On January 1, 2019, the Company adopted Accounting Standards Codification 842 (“ASC 842”), using the modified retrospective transition method under the effective date approach, which impacts the comparability of these line items.

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)

	Common Stock			Treasury Stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2019	28,289	$3	$63,935	1,357	$(1,654)	$(2,539)	$59,745
Exercise of stock options	26	—	45	—	—	—	45
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	(1,617)	(1,617)
Balance, March 31, 2019	28,315	$3	$64,066	1,357	$(1,654)	$(4,156)	$58,259

	Common Stock			Treasury Stock
	Shares	Dollars	Additional Paid-in Capital	Shares	Dollars	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, January 1, 2018	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048
Stock grants	34	—	104	—	—	—	104
Equity offering, net	3,943	1	11,425	—	—	—	11,426
Stock-based compensation	—	—	128	—	—	—	128
Net loss	—	—	—	—	—	(4,286)	(4,286)
Balance, March 31, 2018	28,271	$3	$63,525	1,357	$(1,654)	$(2,454)	$59,420

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,617)	$(4,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,091	2,168
Amortization of debt issuance and warrant costs	190	207
Stock-based compensation	86	232
Change in fair value of stock warrants	40	(503)
Change in fair value of interest rate cap	69	—
Loss on extinguishment of debt	—	2,673
(Gain) loss on sale or disposal of assets	(1)	10
Increases and decreases in operating assets and liabilities:
Accounts receivable	486	266
Prepaid expenses, inventories and other	(37)	(441)
Deferred taxes	143	118
Accounts payable and accrued expenses	(2,129)	(992)
Net cash used in operating activities	(679)	(548)
Cash flows from investing activities:
Purchase of property and equipment	(1,256)	(1,508)
Other	4	98
Net cash used in investing activities	(1,252)	(1,410)
Cash flows from financing activities:
Repayment of First and Second Lien Term Loans	—	(96,063)
Prepayment premium of Second Lien Term Loan	—	(1,100)
Proceeds from Senior Secured Notes borrowings	—	100,000
Payment of debt discount and issuance costs	(3)	(4,000)
Repayment of Senior Secured Notes	(250)	(250)
Repayment of finance lease obligation	(125)	(112)
Proceeds from equity offering	—	11,426
Proceeds from exercise of stock options	45	—
Other	—	(141)
Net cash (used in) provided by financing activities	(333)	9,760

Net (decrease) increase in cash and equivalents	(2,264)	7,802
Cash and equivalents, beginning of period	20,634	19,910
Cash and equivalents, end of period	$18,370	$27,712

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,353	$2,303
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$459	$1,453

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2018 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company utilizes Level 2 inputs when measuring the fair value of its Interest Rate Cap. In order to estimate the fair value of this derivative instrument, the Company obtains valuation reports from the third-party broker that issued the Interest Rate Cap. The report contemplates fair value by using inputs including market-observable data such as interest rate curves, volatilities, and information derived from or corroborated by that market-observable data (see Note 5).

The Company utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and most financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 6).

Operating Revenues and Related Costs and Expenses. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as entertainment). The majority of our revenues are derived from casino gaming, principally slot machines.

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

Some of our customers choose to earn points under our customer loyalty programs. As points are accrued, we defer a portion of our gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play/cash back,” complimentary dining, or hotel stays. Such liabilities were approximately $1.4 million for each of March 31, 2019 and December 31, 2018. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

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

Income Taxes. For interim income tax reporting, it was determined that the Company’s annual effective tax rate could not be reasonably estimated. As a result, the Company used the actual year-to-date effective tax rate to determine the tax expense incurred during the three-months ended March 31, 2019 and 2018.

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

New Accounting Pronouncement Implemented

Leases. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC 842, which replaces the existing guidance for leases and requires expanded disclosures about leasing activities. The Company determines if a contract is or contains a lease at inception or modification of the agreement. A contract is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means that the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for leases as either finance leases or operating leases, both of which result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet, as measured on a discounted basis for leases with terms greater than a year. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; and for operating leases, the lessee will recognize straight-line rent expense. For publicly-traded companies, ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

Under the previous guidance for leases through December 31, 2018, rental payments for certain property and equipment used in our operations under long-term operating leases were recognized as rent expense with scheduled rent increases recognized on a straight-line basis over the initial lease term, without recording a lease asset and obligation. Rental payments for other property and equipment held under capital leases were recognized as a reduction of a capital lease obligation and interest expense. The fixed assets acquired pursuant to capital leases were included in property and equipment and amortized over the term of the lease.

Under the modified retrospective transition method, we elected to use the effective date approach with the period of adoption on January 1, 2019 as the date of initial application, and therefore, have elected to not recast comparative period financial information. In addition, we have elected the package of practical expedients permitted under the transition guidance to allow us to carry forward historical lease classifications, which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) measurement of initial direct costs for any existing leases. We have also elected the short-term lease measurement and recognition exemption, under which the Company will not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. We have also elected the exemption to account for new and existing leases containing both lease and non-lease components (“embedded leases”) together as a single lease component by asset class for gaming-related equipment; as a result, we will not allocate contract consideration to the separate lease and non-lease components based on their relative standalone prices.

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate as estimated by third-party valuation specialists in determining the present value of future payments. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term.

3. LEASES

The Company has no material leases in which we are the lessor. As lessee, we have one finance lease for a hotel and various operating leases for land, casino and office space and equipment, buildings, and signage. Our lease terms range from one month to approximately 40 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below, along with other agreements deemed material to the Company’s operations.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, our subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The agreement includes fixed, base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease) in excess of $3.65 million with no scheduled rent increases through the remaining lease term ending in 2058. The land lease currently includes a purchase option at any time through October 1, 2027, for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date. In the event that we sell or transfer either (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) our membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million plus the retained interest mentioned above for 10 years. In either case, we also have an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of our owned hotel (subject to the same seller-retained interest provisions), which may be exercised at any time and would accordingly, reduce the purchase price of the remaining land by $2.0 million. There are certain other provisions within any buyout related to water issues at the property, the cost of which, is not believed to be material.

Bronco Billy’s Lease through January 2035 and Option to Purchase.  Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy’s exercised its first renewal option through January 2020, which included monthly rent of $25,000 for the first two years of the renewal period and $30,000 for the third year that started in February 2019. Bronco Billy’s intends to exercise its second renewal option to continuously extend the lease term through January 31, 2023, which will increase the monthly rent to $32,500 beginning in February 2021. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

Christmas Casino at Bronco Billy’s through August 2021 and Option to Purchase. As part of the Bronco Billy’s expansion, the Company commenced a land lease consisting of a closed casino in August 2018 and opened the casino as the rebranded Christmas Casino in November 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino at any time during the lease term, or as extended. The purchase price is $2.5 million, if bought by October 31, 2019, and increases by $0.1 million on each anniversary thereafter up to $2.8 million.

Grand Lodge Casino Lease through August 2023. Our subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities, L.L.C. (“Hyatt”) to operate the Grand Lodge Casino. The lease is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the $100 million of senior secured notes due 2024 (the “Notes”). Hyatt has an option, which began on January 1, 2019, to purchase our leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023.

Corporate Office Lease through January 2025. In June 2017, the Company leased 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. Our Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, we have the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term.  At March 31, 2019, such net amount was $4.7 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to us, and (ii) we have the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands, Unaudited)

Leases	Balance Sheet Classification	March 31, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets	$19,316
Finance lease assets	Property and Equipment, Net(1)	5,155
Total lease assets		$24,471

Liabilities
Current
Operating	Other Accrued Expenses and Current Operating Lease Obligations	$2,172
Finance	Current Portion of Finance Lease Obligation	515
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion, and Other	17,371
Finance	Finance Lease Obligation, Net of Current Portion	4,182
Total lease liabilities		$24,240

(1)	Finance lease assets are recorded net of accumulated amortization of $2.6 million as of March 31, 2019.

The components of lease expense are as follows:

(In thousands, Unaudited)
		Three Months Ended March 31, 2019
Lease Costs	Statement of Operations Classification
Operating leases:
Operating lease costs	Selling, General and Administrative Expenses	$960
Short-term lease costs	Selling, General and Administrative Expenses	137
Variable lease costs	Selling, General and Administrative Expenses	184
Finance lease:
Amortization of leased assets	Depreciation and Amortization	40
Interest on lease liabilities	Interest Expense, Net	54
Total lease costs		$1,375

Maturities of lease liabilities as of March 31, 2019 are summarized as follows:

(In thousands, Unaudited)
	Operating Leases	Financing Lease(1)
Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$2,887	$508
2020	3,850	680
2021	3,719	652
2022	3,503	652
2023	2,478	652
Thereafter	32,152	2,499
Total future minimum lease payments	48,589	5,643
Less: Amount representing interest	(29,046)	(946)
Present value of lease liabilities	19,543	4,697
Less: Current lease obligations	(2,172)	(515)
Long-term lease obligations	$17,371	$4,182

(1)	Our only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	March 31, 2019
(Unaudited)
Weighted-average remaining lease term
Operating leases	20.9 years
Finance lease	8.6 years
Weighted-average discount rate
Operating leases(1)	9.41%
Finance lease	4.50%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In thousands, Unaudited)
Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$961
Operating cash flows for finance lease	$54
Financing cash flows for finance lease	$125

4. PROPERTY AND EQUIPMENT
 Property and equipment, including finance lease assets, consists of the following:

(In thousands)	March 31, 2019	December 31, 2018
	(Unaudited)
Land and improvements	$15,835	$15,786
Buildings and improvements	108,274	108,214
Furniture and equipment	43,812	43,740
Finance lease assets (see Note 3)	7,726	7,726
Construction in progress	7,696	6,864
	183,343	182,330
Less: Accumulated depreciation	(62,190)	(60,254)
	$121,153	$122,076

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	March 31, 2019	December 31, 2018
	(Unaudited)
Senior Secured Notes	$98,750	$99,000
Less: Unamortized discounts and debt issuance costs	(3,620)	(3,806)
	95,130	95,194
Less: Current portion of long-term debt	(1,000)	(1,000)
	$94,130	$94,194

Senior Secured Notes. The Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, we are required to make principal payments of $250,000 with a balloon payment for the remaining $94 million due upon maturity.

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

Interest Rate Cap Agreement. We maintain an Interest Rate Cap from Capital One, N.A. (“Capital One”) in order to manage expected interest rate increases on the Notes. The agreement is for a notional amount of $50 million and expires on March 31, 2021. The Interest Rate Cap has a strike rate of 3.00% and resets every three months at the end of March, June, September, and December. If the three-month LIBOR exceeds the strike rate at the end of any covered period, the Company will receive cash payments from Capital One.

Covenants. The indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. We are required to maintain a total leverage ratio (as defined below), which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. We are allowed to deduct up to $15 million of our cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio. For the remainder of this year, the total leverage covenant ratio requirements are 5.00x through June 30, 2019, and 4.75x through December 31, 2019.

We were in compliance with our covenants as of March 31, 2019. However, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

6. COMMON STOCK WARRANT LIABILITY

As part of the Company’s former Second Lien Credit Facility, on May 13, 2016, the Company granted the Second Lien Credit Facility lenders 1,006,568 warrants, which have an exercise price of $1.67 and expire on May 13, 2026. The warrants also provide for redemption rights, preemptive rights under certain circumstances to maintain their ownership interest in the Company, piggyback registration rights and mandatory registration rights. In addition to a refinancing, the redemption rights allow the warrant-holders, at their option, to require the Company to repurchase all or a portion of the warrants upon the occurrence of certain events, including: (i) a liquidity event, as defined in the warrant purchase agreement, or (ii) the Company’s insolvency. The repurchase value is the 21-day average price of the Company’s common stock at the time of such liquidity event, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined in the warrant purchase agreement, and would be guaranteed by the Company’s subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

The Company’s debt refinancing of the Second Lien Credit Facility during 2018 was considered a “triggering event” for the possible redemption or registration of the warrants. The Company’s warrant-holders have not yet requested the redemption or registration of their outstanding warrants, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration. Accordingly, the obligation is reflected as a current liability as of March 31, 2019.

We measure the fair value of the warrants at each reporting period. At March 31, 2019, the estimated fair value was determined using the following assumptions: an expected contractual term of 7.12 years, an expected stock price volatility rate of 43.05%, an expected dividend yield of 0%, and an expected risk-free interest rate of 2.31%.

7. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2019 and 2018 was (9.6)% and (2.9)%, respectively. Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

8. COMMITMENTS AND CONTINGENCIES

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

Options to Purchase or Lease Land

La Posada del Llano Racetrack Proposal in New Mexico. During July 2018, the Company paid $125,000 for options to purchase approximately 520 acres of adjoining land in Clovis, New Mexico as part of its racetrack casino proposal to the New Mexico Racing Commission. The proposal was in response to the New Mexico Racing Commission’s request for proposals related to the potential issuance of the state’s sixth racing license. The options include:

•
A $75,000 option to purchase 200 acres of land, which ends on the earlier of either July 2019 or 60 days following granting of the sixth license to conduct horseracing by the New Mexico Racing Commission and New Mexico Gaming Control Board (“License Award”) and all related approvals, permits, and other licenses. Prior to the end of the initial option period, the Company may extend the purchase option by one year for another $75,000 under the same terms. Prior to the end of the initial option period, or as extended, the Company may exercise the purchase option for $1.4 million, which can be reduced by the option payment.

•
A $50,000 option to purchase 320 acres of land, which ends on the earlier of either July 2019 or 60 days following granting of the License Award and all related approvals, permits, and other licenses. Prior to the end of the initial option period, the Company may extend the purchase option by one year for another $50,000 under the same terms. Prior to the end of the initial option period, or as extended, the Company may exercise the purchase option for $1.6 million, which can be reduced by the option payment.

9. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

The table below reconciles basic and diluted loss per share of common stock:

(In thousands, unaudited)	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss - basic	$(1,617)	$(4,286)
Adjustment for assumed conversion of warrants	—	(503)
Net loss - diluted	$(1,617)	$(4,789)

Denominator:
Weighted-average common share equivalents - basic	26,940	23,212
Potential dilution from assumed conversion of warrants	—	499
Weighted-average common and common share equivalents - diluted	26,940	23,711
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	3,556	2,491

10. SHARE-BASED COMPENSATION

As of March 31, 2019, we had 902,059 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan.

The following table summarizes information related to our common stock options as of March 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2019	2,575,774	$1.67
Granted	—	—
Exercised	(26,667)	1.70
Canceled/Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2019	2,549,107	$1.67
Options exercisable at March 31, 2019	1,953,777	$1.46

Share-based compensation expense totaled $86,000 and $232,000 for the three-months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was approximately $0.3 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 1.8 years.

11. SEGMENT REPORTING AND DISAGGREGATED REVENUE

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

The following tables present the Company’s segment information:

(In thousands, unaudited)	Three Months Ended March 31,
	2019	2018
Net Revenues
Silver Slipper Casino and Hotel	$19,281	$16,509
Rising Star Casino Resort	10,868	11,227
Bronco Billy’s Casino and Hotel	6,440	6,242
Northern Nevada Casinos	3,905	3,953
	$40,494	$37,931
Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$3,845	$2,883
Rising Star Casino Resort	404	493
Bronco Billy’s Casino and Hotel	615	705
Northern Nevada Casinos	(9)	(13)
	4,855	4,068
Other operating costs and expenses:
Depreciation and amortization	(2,091)	(2,168)
Corporate expenses	(1,278)	(1,078)
Project development and acquisition costs	(133)	(37)
Gain (loss) on sale or disposal of assets	1	(10)
Share-based compensation	(86)	(232)
Operating income	1,268	543
Other (expense) income:
Interest expense	(2,703)	(2,540)
Loss on extinguishment of debt	—	(2,673)
Adjustment to fair value of warrants	(40)	503
	(2,743)	(4,710)
Loss before income taxes	(1,475)	(4,167)
Provision for income taxes	142	119
Net loss	$(1,617)	$(4,286)

(In thousands)	March 31, 2019	December 31, 2018
	(Unaudited)
Total Assets
Silver Slipper Casino and Hotel	$87,754	$79,094
Rising Star Casino Resort	39,141	39,722
Bronco Billy’s Casino and Hotel	43,130	42,780
Northern Nevada Casinos	18,449	12,395
Corporate and Other	9,384	8,281
	$197,858	$182,272

Disaggregated Revenue

Our revenue, disaggregated by type of revenue and segment, is as follows:

(In thousands, unaudited)	Three Months Ended March 31, 2019
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Total
Revenues
Casino	$12,379	$7,343	$5,243	$3,333	$28,298
Food and beverage	5,371	1,813	974	500	8,658
Hotel	1,144	1,423	148	—	2,715
Other operations	387	289	75	72	823
	$19,281	$10,868	$6,440	$3,905	$40,494

(In thousands, unaudited)	Three Months Ended March 31, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Total
Revenues
Casino	$11,050	$7,525	$4,974	$3,421	$26,970
Food and beverage	4,345	2,057	1,076	461	7,939
Hotel	776	1,388	119	—	2,283
Other operations	338	257	73	71	739
	$16,509	$11,227	$6,242	$3,953	$37,931

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golfing, RV camping, sports betting, entertainment and retail outlets, among other amenities. We own or operate five casino properties in four states: Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our RV parks as owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment. We often provide hotel rooms and food and beverages to customers on a complimentary basis; the value of such services are included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and accruals for certain progressive jackpots offered by the Company.

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

Recent Developments

Bronco Billy’s Expansion. In 2018, we began our expansion of Bronco Billy’s, which we anticipate completing in two phases. Phase One of the Bronco Billy’s expansion project includes the construction of a 319-space parking garage and connector building, the purchase of the Imperial Hotel in June 2018 and certain other parcels of land, and the reopening and rebranding of the Imperial Casino and Hotel as the Christmas Casino & Inn in November 2018. We began construction on the parking garage, the major component of Phase One, in the second quarter of 2019 and expect to complete Phase One in the first half of 2020. The expected cost to complete Phase One is approximately $15.5 million. Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment center, two new restaurants, and a significant upgrade to the Bronco Billy’s casino, is contingent upon receipt of financing on acceptable terms, among other contingencies.

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

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA see “Non-GAAP Financial Measure.” We utilize Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Property EBITDA Margin which is calculated by dividing Adjusted Property EBITDA by the property’s net revenues.

Results of Operations

Consolidated operating results
The following tables summarize our consolidated operating results for the three months ended March 31, 2019 and 2018:

(In thousands)	Three Months Ended March 31,
	2019	2018	Percent Change
Net revenues	$40,494	$37,931	6.8%
Operating expenses	39,226	37,388	4.9%
Operating income	1,268	543	133.5%
Interest and other non-operating expenses, net	2,743	4,710	(41.8)%
Income tax expense	142	119	19.3%
Net loss	$(1,617)	$(4,286)	(62.3)%

(In thousands)	Three Months Ended March 31,
	2019	2018	Percent Change
Casino revenues
Slots	$23,473	$22,487	4.4%
Table games	4,120	4,355	(5.4)%
Other	705	128	450.8%
	28,298	26,970	4.9%
Non-casino revenues, net
Food and beverage	8,658	7,939	9.1%
Hotel	2,715	2,283	18.9%
Other	823	739	11.4%
	12,196	10,961	11.3%
Total net revenues	$40,494	$37,931	6.8%

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2019 and 2018.

Revenues. Consolidated net revenues increased primarily due to higher slot and food and beverage revenues at Silver Slipper (which increased by 5.8% and 23.6%, respectively), along with the addition of sports book operations in August 2018. Improvements in slot revenue at Bronco Billy’s also contributed to the increase in consolidated net revenues. These gains were partially offset by an adverse table games hold percentage at Grand Lodge Casino, part of our Northern Nevada operations, and weather-related issues at Rising Star and Bronco Billy’s.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses increased by less than net revenues, resulting in improved operating margins and operating income. Increases in operating expenses were primarily due to casino revenue increases described above at Silver Slipper, including higher gaming-related taxes and variable rent (see Note 3); higher food costs, due to an increase in total covers; and fees paid to our sports book operations partner at the Silver Slipper Sports Book, which commenced operations in August 2018. Increases in marketing spend at Silver Slipper also proved successful in driving revenue growth for the quarter. The lease expenses at Bronco Billy’s also increased, including both the renewal of its longstanding lease and the new lease related to the Christmas Casino (see Note 3). The remaining increases in operating expenses were primarily due to increased labor costs and company-wide increases to healthcare and benefits costs. See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended March 31,
	2019	2018
Interest cost (excluding loan fee amortization)	$2,491	$2,378
Amortization of debt issuance costs and discount	190	207
Change in fair value of interest rate cap agreement	69	—
Capitalized interest	(47)	(45)
	$2,703	$2,540

The increase in interest expense above was primarily due to the rise in the three-month London Interbank Offered Rate (“LIBOR”), which affects the total interest rate due for the $100 million of new senior secured notes due 2024 (the “Notes”) that we issued in February 2018. Additionally, the decline in market interest rates adversely affected the fair value of our interest rate cap, which we purchased in April 2018 to help offset our interest rate exposures. This resulted in a non-cash adjustment to total interest expense for the first quarter of 2019.

Other Non-Operating Expenses, Net

For the three-month period ended March 31, 2019, we had approximately $40,000 of other non-operating expense from the fair value adjustment to our outstanding warrants, which is a non-cash item related to changes in the Company’s stock price. This compares to $2.2 million of other non-operating expense for the three-month period ended March 31, 2018, consisting of $503,000 of income from the fair value adjustment to our warrants and a $2.7 million loss on the extinguishment of debt. Increases in our share price result in increases in the value of the warrants, which cause a non-cash loss in the appropriate period. Conversely, decreases in our share price result in a non-cash gain to operating results in the appropriate period.

 Income Tax Expense. We recognized income tax expense for the three-months ended March 31, 2019 and 2018, which resulted in effective income tax rates of (9.6)% and (2.9)% during those periods, respectively.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2019 results. Tax losses incurred in 2019 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets.

Operating Results – Reportable Segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper, Bronco Billy’s and Rising Star are distinct segments. Our Rising Star segment includes ferry boat operations between Indiana and Kentucky, and our Bronco Billy’s segment includes the Christmas Casino & Inn, near Bronco Billy’s in Cripple Creek, Colorado.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as the measure of segment profit.  See “Non-GAAP Financial Measure” for additional information.

(In thousands)	Three Months Ended March 31,		Percent Change
	2019	2018
Net revenues
Silver Slipper Casino and Hotel	$19,281	$16,509	16.8%
Rising Star Casino Resort	10,868	11,227	(3.2)%
Bronco Billy’s Casino and Hotel	6,440	6,242	3.2%
Northern Nevada Casinos	3,905	3,953	(1.2)%
	$40,494	$37,931	6.8%

Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$3,845	$2,883	33.4%
Rising Star Casino Resort	404	493	(18.1)%
Bronco Billy’s Casino and Hotel	615	705	(12.8)%
Northern Nevada Casinos	(9)	(13)	30.8%
Adjusted Property EBITDA	4,855	4,068	19.3%
Corporate	(1,278)	(1,078)	18.6%
Adjusted EBITDA	$3,577	$2,990	19.6%

Silver Slipper Casino and Hotel

Net revenues during the three-month period increased by 16.8%, primarily due to new food and slot marketing initiatives, as well as the addition of sports book operations in August 2018. Combined with improved weather, as compared to the sub-freezing weather from the prior-year period, these changes helped increase customer counts and restaurant covers, which translated to the revenue increases as further discussed below.

Casino revenue increases were driven primarily by a 5.8% increase in slot revenue, which was due to higher slot coin-in and a relatively flat slot hold percentage. Table games revenue increased by 11.5%, also reflecting higher table game volumes. Other casino revenue increased by $0.6 million, largely due to the addition of sports book operations.

Food and beverage revenues increased by 23.6% during the quarter, with higher guest volumes in the casino driving an increase in total restaurant covers. Hotel occupancy of 88.0% was lower than 92.0% for prior-year period. Despite this, hotel revenues increased by 47.4%, as improved weather in the 2019 period led to a significant increase in average daily room rates.

Adjusted Property EBITDA for the three months ended March 31, 2019 increased by 33.4%, which benefited from the revenue increases described above. Additionally, a property-wide focus on expense management, which began in the first half of 2018, benefited operations during the 2019 period, primarily with respect to labor efficiencies. Adjusted Property EBITDA Margin increased to 19.9% from 17.5% in the prior-year quarter.

Rising Star Casino Resort

Net revenues during the three-month period decreased due to disruption caused by both flooding and the repaving of the main highway leading to the property, resulting in lower business volumes. Casino revenue decreased by 2.4%, attributed mostly to a 2.3% decrease in slot revenue and, to a lesser extent, a 2.8% decrease in table games revenue. Food and beverage revenues decreased due to the decline in guest volumes and a reduction in operating hours for the property’s buffet. Hotel revenues increased by 2.5% for the quarter, reflecting a higher average daily room rate and the implementation of a daily resort fee.

Adjusted Property EBITDA for the three months ended March 31, 2019 decreased by 18.1%, due in part to the revenue declines described above and to costs associated with the expected ramp-up of the property’s new ferry boat operations. As a result, Adjusted Property EBITDA Margin declined to 3.7% from 4.4% in the prior-year quarter. In recent months, the Company completed an operational review similar to the one conducted at Silver Slipper in the first quarter of 2018.

Recent legislative changes in Indiana, including the introduction of sports betting and a reduction in certain gaming tax rates beginning in mid-2021, should benefit the property’s operating results over the long-term. This may be somewhat offset by the acceleration in the law to January 1, 2020 of the introduction of table games at racetrack casinos in the Indianapolis area.

Bronco Billy’s Casino and Hotel

Slot revenues increased by 6.0% in the quarter, despite snow storms on certain key weekend periods. Although guest volumes were adversely affected by more snowfall over busier weekend periods, decreases in gaming volumes were offset by higher slot-win percentages, which accounted for the increase in slot revenue. Food and beverage revenues decreased during the quarter, due to fewer covers. Hotel revenues increased by 24.4% due to the acquisition of the Imperial Hotel in mid-2018, which was rebranded as part of the Christmas Casino & Inn. Revenue from these additional rooms helped to offset the lower occupancy rate of 67.9% versus 70.7% for the prior-year period.

Adjusted Property EBITDA for the first quarter of 2019 decreased by 12.8%. Operating results reflect increased marketing activities and an increase to the state’s minimum wage that went into effect on January 1, 2019. As a result, Adjusted Property EBITDA Margin decreased to 9.5% from 11.3% in the prior-year quarter.

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

During the first quarter of 2019, the Grand Lodge Casino experienced a good ski season, versus a poor season during the prior year period, which helped drive visitation to the area’s ski resorts and improve guest volumes. However, net revenues during the three-month period modestly decreased, primarily due to a significantly lower table games hold percentage at Grand Lodge Casino. The table games hold percentage in the first quarter of 2019 was 9.0%, as compared to 14.6% for the prior-year period and a three-year average of approximately 14.8%. Casino revenue remained relatively flat at $3.3 million for the quarter due to a 12.4% increase in slot revenue, which nearly offset a 39.5% decrease in table games revenue. Food and beverage revenue at Stockman’s Casino also remained relatively flat at $0.5 million during the quarter, with an increase in average spend per cover offsetting lower volumes. Stockman’s Casino relies in part on visitor activity at the nearby military base and activity at the Navy base appeared to be down during the 2019 quarter.

Adjusted Property EBITDA for the three months ended March 31, 2019 modestly improved despite the revenue decline, a result of a focus on expense management. Adjusted Property EBITDA Margin improved to (0.2)% from (0.3)% in the prior-year quarter.

Corporate

Corporate expenses rose by $200,000 in the quarter versus the prior-year period, while share-based compensation decreased by $146,000. The principal reason for both changes is that senior management bonuses paid in the first quarter of 2018 (relating to the year 2017) were entirely paid in the form of restricted shares instead of cash. Corporate expenses also rose due to an increase in professional fees.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

(In thousands)	Three Months Ended March 31,
	2019	2018
Net loss	$(1,617)	$(4,286)
Provision for income taxes	142	119
Interest expense, net of amounts capitalized	2,703	2,540
Loss on extinguishment of debt	—	2,673
Adjustment to fair value of warrants	40	(503)
Project development and acquisition costs	133	37
Depreciation and amortization	2,091	2,168
(Gain) loss on sale or disposal of assets, net	(1)	10
Stock-based compensation	86	232
Adjusted EBITDA	$3,577	$2,990

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2019
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Gain on Sale of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,999	$847	$(1)	$—	$—	$3,845
Rising Star Casino Resort	(202)	606	—	—	—	404
Bronco Billy’s Casino and Hotel	168	447	—	—	—	615
Northern Nevada Casinos	(162)	153	—	—	—	(9)
	2,803	2,053	(1)	—	—	4,855
Other operations
Corporate	(1,535)	38	—	133	86	(1,278)
	$1,268	$2,091	$(1)	$133	$86	$3,577

Three Months Ended March 31, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,063	$819	$1	$—	$—	$2,883
Rising Star Casino Resort	(145)	630	8	—	—	493
Bronco Billy’s Casino and Hotel	233	471	1	—	—	705
Northern Nevada Casinos	(222)	209	—	—	—	(13)
	1,929	2,129	10	—	—	4,068
Other operations
Corporate	(1,386)	39	—	37	232	(1,078)
	$543	$2,168	$10	$37	$232	$2,990

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended March 31, 2019 and 2018 included facility rents related to: (i) Silver Slipper of $0.5 million during 2019 and $0.4 million during 2018, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.2 million during 2019 and $0.1 million during 2018.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2019, we had $18.4 million of unrestricted cash and equivalents. Management estimates that approximately $10 million of cash and equivalents is currently required for our day-to-day operations.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs, including our growth projects. Subject to financial, economic, competitive, regulatory and other uncertainties, many beyond our control, we believe that adequate financial resources (including from existing cash balances, operating cash flows and available credit) will be available to fund ongoing operating requirements over the next 12 months. However, we may need to refinance our debt and/or seek additional debt and/or equity financing to compete effectively and/or grow our business. Management is reviewing market conditions and exploring financing options, though there can be no assurances of our ability to obtain any additional financing or fund growth efforts and continue to expand. We are currently in the process of issuing an additional $10 million in aggregate principal amount of our senior secured notes pursuant to an amendment to the indenture governing our existing senior secured notes due 2024, and with the same maturity date and interest rate. Although we can provide no assurance, we expect to complete this issuance shortly. We anticipate that the proceeds will be used to provide additional liquidity for our Phase One expansion of Bronco Billy’s, as well as for general corporate purposes.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three-months ended March 31, 2019 was $0.7 million, compared to cash used in operations of $0.5 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2019 and 2018 periods, our operating cash flows decreased primarily due to working capital changes, which more than offset the increase in our operating income.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three-months ended March 31, 2019 was $1.3 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the Phase One expansion at Bronco Billy’s and the remodeling of the Silver Slipper casino. Cash used in investing activities during the prior-year period was $1.4 million, related primarily to growth projects at Rising Star.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the three-months ended March 31, 2019 was $0.3 million, which were related to payments for the Notes and finance lease at Rising Star (see Note 3). Cash provided by financing activities for the prior-year period was $9.8 million, which primarily related to proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the Company’s refinancing of its credit facilities.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet these obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, in the case of our longer-term expansion of Bronco Billy’s, potentially through additional debt and/or equity. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or the capital markets do not facilitate the issuance of additional debt, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing.

Long-term Debt. On February 2, 2018, we issued $100 million of senior secured notes, which mature on February 2, 2024. The Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. The indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, we are required to make principal payments of $250,000 with a balloon payment for the remaining $94 million due upon maturity. Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price may be prepaid at 102% of par through February 1, 2020; 101.5% through February 1, 2021; 100.5% through February 1, 2022; and 100% thereafter.

The indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants. We are required to maintain financial covenants, including a total leverage ratio, which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. For the remainder of this year, the total leverage covenant ratio requirements are 5.00x through June 30, 2019, and 4.75x through December 31, 2019. See Note 5 to the accompanying consolidated financial statements for more information about our indenture governing the Notes.

As of March 31, 2019, we were in compliance with our covenants under the indenture; however, there can be no assurance that we will remain in compliance with all covenants in the future.

Interest Rate Cap Agreement. We maintain an interest rate cap (“Interest Rate Cap”) with Capital One, N.A. to minimize the effect of interest rate increases on approximately half of our outstanding borrowings with a notional amount of $50 million and strike rate of 3.00%, which resets every three months at the end of March, June, September, and December. The Interest Rate Cap expires on March 31, 2021 and is presented accordingly on our consolidated balance sheet under “Deposits and other” as a non-current asset (see Note 5).

Common Stock Warrants. In connection with the former Second Lien Credit Facility, we have warrants still outstanding, representing rights to purchase approximately 1.0 million shares of our common stock. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility qualified as a triggering event. Accordingly, we have reclassified the obligation to current. As of the date of this filing, the Second Lien Lenders have not exercised these redemption rights. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement, or by registering and selling the shares related to the warrants through a public offering. See Note 6 to the accompanying consolidated financial statements for further information about these warrants which could affect our liquidity and capital resources.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino contains an option for Hyatt, which began on January 1, 2019, to purchase our leasehold interest and related casino operating assets. See Note 3 to the accompanying consolidated financial statements for further information about this option and related rental commitments that could affect our liquidity and capital resources, as well as our expanded lease disclosures in accordance with ASC 842 that was adopted on January 1, 2019.

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through March 31, 2019 and expect to make additional capital investments during the remainder of 2019 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth.

Bronco Billy’s. As discussed above in the “Executive Overview,” we began Phase One of the two-phase expansion of our Bronco Billy’s property in 2018. In the second quarter of 2019, we broke ground on the major component of Phase One, a 319-space parking garage and connector building expected to cost $15.5 million. We have previously invested approximately $5.9 million through March 31, 2019, primarily for land acquisition, design fees, and the refurbishment and opening of the Christmas Casino & Inn. For Phase Two, which involves a four-star hotel, expanded casino, and other improvements, we continue to finalize our plans for amenities, fixtures, and other related issues, working towards a guaranteed maximum price contract. Construction of Phase Two is contingent upon receipt of financing on acceptable terms, among other contingencies. We need to substantially complete the parking garage before beginning Phase Two, as the planned hotel will occupy the surface parking lots currently used by the casino’s customers. If financing can be arranged on acceptable terms before completion of the garage, then we anticipate that the hotel can be completed in 2021.

Silver Slipper. We are planning to remodel the Silver Slipper casino in the second quarter of 2019, which will be the property’s first significant renovation since it opened in 2006. We do not expect renovations to disrupt operations, as our upgrades to the carpeting, wallpaper, and seating within the buffet will occur during periods of low guest traffic. The estimated cost of this renovation is less than $1 million, of which we have invested approximately $0.3 million through March 31, 2019.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2018. On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and all related amendments, collectively (“ASC 842”), using the effective date transition approach under the modified retrospective method, which has been updated in Note 2 of this Quarterly Report on Form 10-Q for the Basis of Presentation and Summary of Significant Accounting Policies. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2018. There has been no significant change in our estimation methods since the end of 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements relating to our growth strategies; our development and expansion plans, including the planned expansion of Bronco Billy’s, our budget and ability to obtain financing for such expansion, the timing for commencement and completion of each phase of such expansion and expected opening dates; timing and cost for construction of the parking garage and connector building; our investments in capital improvements and other projects, including the timing and amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our estimated operating requirements; adequacy of our financial resources to fund operating requirements; expectations regarding our issuance of additional senior secured notes and the anticipated timing and use of proceeds of such additional issuance; expectations to meet our debt obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, in the case of our longer-term expansion of Bronco Billy’s, through additional debt and/or equity financing; our focus on improving our operating margins and strategies for such improvements; expectations regarding operational reviews; expectations regarding improved future operating results from Stockman’s Casino upon completion of the Navy base extension; factors that may impact Rising Star’s future operating results, including legislative changes and a reduction in tax rate on its casino revenues; the Bronco Billy’s management transition and its expected impact on future operating results; expectations regarding renovations at Silver Slipper; adequacy of our insurance; anticipated outcome of legal matters; impact of recently-issued accounting standards; and estimates and expectations regarding certain accounting and tax matters, among others.

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:

•	implementation of our growth strategies, including the Bronco Billy’s expansion, capital investments and potential acquisitions;

•
risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);

•	our ability to repay our substantial indebtedness;

•	our ability to successfully integrate acquisitions;

•	the development and success of our expansion projects and the financial performance of completed projects;

•	our ability to continue to comply with covenants and the terms of our debt instruments;

•	some of our casinos being on leased property;

•	changes to anticipated trends in the gaming industries;

•	changes in patron demographics;

•	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;

•	our ability to access capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;

•	our and the lenders’ ability to consummate the additional notes offering;

•	our dependence on key personnel;

•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;

•	availability of adequate levels of insurance;

•	changes to federal, state, and local taxation and tax rates, and gaming, health and safety and environmental laws, regulations and legislation;

•	any violations of the anti-money laundering laws;

•	cyber-security risks, including misappropriation of customer information or other breaches of information security;

•	our ability to obtain and maintain gaming and other licenses, and obtain entitlements and other regulatory approvals for projects;

•	the impact of severe weather;

•	lack of alternative routes to certain of our properties;

•	the competitive environment, including increased competition in our target market areas;

•	successful and timely completion of the Navy base extension and our ability to accurately predict its impact on our operating results;

•	substantial dilution related to our outstanding stock warrants and options;

•	the outcome of litigation matters;

•	marine transportation risks, including disasters, accidents, damage, injury, death and spills;

•	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and

•	other factors described from time to time in this and our other SEC filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

We have established controls and procedures designed at the reasonable assurance level to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

FULL HOUSE RESORTS, INC.

Date: May 9, 2019	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 9, 2019	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)