Form 10-Q
period 2019-06-30
FULL HOUSE RESORTS INC
filed 2019-08-08
CIK 891482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of August 5, 2019, there were 26,980,360 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Casino	$28,450	$28,632	$56,748	$55,602
Food and beverage	8,863	8,783	17,521	16,722
Hotel	3,051	2,582	5,766	4,865
Other operations	1,299	1,230	2,122	1,969
Net revenues	41,663	41,227	82,157	79,158
Operating costs and expenses
Casino	11,592	11,282	23,377	22,366
Food and beverage	9,449	9,757	18,818	18,883
Hotel	2,379	2,652	4,799	5,139
Other operations	1,072	834	1,841	1,348
Selling, general and administrative	13,027	12,462	25,687	24,424
Project development and acquisition costs	142	130	275	167
Depreciation and amortization	2,083	2,038	4,174	4,206
(Gain) loss on sale or disposal of assets, net	(4)	69	(5)	79
	39,740	39,224	78,966	76,612
Operating income	1,923	2,003	3,191	2,546
Other (expense) income
Interest expense, net of $83 and $171 capitalized for the three-months ended June 30, 2019 and 2018, and $130 and $216 capitalized for the six-months ended June 30, 2019 and 2018	(2,931)	(2,466)	(5,634)	(5,006)
Loss on extinguishment of debt	—	—	—	(2,673)
Adjustment to fair value of warrants	141	(80)	101	423
	(2,790)	(2,546)	(5,533)	(7,256)
Loss before income taxes	(867)	(543)	(2,342)	(4,710)
Provision for income taxes	143	118	285	237
Net loss	$(1,010)	$(661)	$(2,627)	$(4,947)

Basic loss per share	$(0.04)	$(0.02)	$(0.10)	$(0.20)
Diluted loss per share	$(0.04)	$(0.02)	$(0.10)	$(0.21)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$23,908	$20,634
Accounts receivable, net of allowance of $140 and $98	2,076	2,035
Inventories	1,917	1,425
Prepaid expenses and other	4,505	2,899
	32,406	26,993

Property and equipment, net	120,845	122,076
Operating lease right-of-use assets, net(1)	18,769	—
Goodwill	21,286	21,286
Other intangible assets, net	11,102	11,145
Deposits and other	691	772
	$205,099	$182,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,549	$5,917
Accrued payroll and related	4,157	3,668
Other accrued expenses and current operating lease obligations(1)	10,357	9,704
Current portion of finance lease obligation	493	497
Current portion of long-term debt	1,100	1,000
Common stock warrant liability	725	825
	21,381	21,611

Operating lease obligations, net of current portion, and other(1)	16,794	166
Finance lease obligation, net of current portion	4,065	4,324
Long-term debt, net	102,986	94,194
Deferred income taxes, net	2,517	2,232
	147,743	122,527
Commitments and contingencies (Notes 3, 5, 6 and 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,336,955 and 28,288,764 shares issued and 26,980,360 and 26,932,169 shares outstanding	3	3
Additional paid-in capital	64,173	63,935
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Accumulated deficit	(5,166)	(2,539)
	57,356	59,745
	$205,099	$182,272

(1)
On January 1, 2019, the Company adopted Accounting Standards Codification 842 (“ASC 842”), using the modified retrospective transition method under the effective date approach, which impacts the comparability of these line items.

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (In thousands)
			Additional Paid-in Capital			Accumulated Deficit	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Dollars		Shares	Dollars
Balance, January 1, 2019	28,289	$3	$63,935	1,357	$(1,654)	$(2,539)	$59,745
Exercise of stock options	26	—	45	—	—	—	45
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	(1,617)	(1,617)
Balance, March 31, 2019	28,315	3	64,066	1,357	(1,654)	(4,156)	58,259
Stock grants	22	—	48	—	—	—	48
Stock-based compensation	—	—	59	—	—	—	59
Net loss	—	—	—	—	—	(1,010)	(1,010)
Balance, June 30, 2019	28,337	$3	$64,173	1,357	$(1,654)	$(5,166)	$57,356

			Additional Paid-in Capital			Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Dollars		Shares	Dollars
Balance, January 1, 2018	24,294	$2	$51,868	1,357	$(1,654)	$1,832	$52,048
Stock grants	34	—	104	—	—	—	104
Equity offering, net	3,943	1	11,425	—	—	—	11,426
Stock-based compensation	—	—	128	—	—	—	128
Net loss	—	—	—	—	—	(4,286)	(4,286)
Balance, March 31, 2018	28,271	3	63,525	1,357	(1,654)	(2,454)	59,420
Equity offering, net	—	—	10	—	—	—	10
Stock-based compensation	18	—	175	—	—	—	175
Net loss	—	—	—	—	—	(661)	(661)
Balance, June 30, 2018	28,289	$3	$63,710	1,357	$(1,654)	$(3,115)	$58,944

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,627)	$(4,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,174	4,206
Amortization of debt issuance and warrant costs	598	398
Stock-based compensation	193	407
Change in fair value of stock warrants	(101)	(423)
Change in fair value of interest rate cap	82	1
Loss on extinguishment of debt	—	2,673
(Gain) loss on sale or disposal of assets	(5)	79
Increases and decreases in operating assets and liabilities:
Accounts receivable	(41)	230
Prepaid expenses, inventories and other	(2,098)	(1,652)
Deferred taxes	285	237
Accounts payable and accrued expenses	(2,205)	(538)
Net cash (used in) provided by operating activities	(1,745)	671
Cash flows from investing activities:
Purchase of property and equipment	(3,056)	(6,744)
Other	(1)	(234)
Net cash used in investing activities	(3,057)	(6,978)
Cash flows from financing activities:
Repayment of First and Second Lien Term Loans	—	(96,063)
Prepayment premium of Second Lien Term Loan	—	(1,100)
Proceeds from Senior Secured Notes borrowings	10,000	100,000
Payment of debt discount and issuance costs	(1,181)	(4,044)
Payment of Interest Rate Cap premium	—	(238)
Repayment of Senior Secured Notes	(525)	(500)
Repayment of finance lease obligation	(263)	(226)
Proceeds from equity offering	—	11,435
Proceeds from exercise of stock options	45	—
Other	—	(141)
Net cash provided by financing activities	8,076	9,123

Net increase in cash and equivalents	3,274	2,816
Cash and equivalents, beginning of period	20,634	19,910
Cash and equivalents, end of period	$23,908	$22,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$4,797	$4,717
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$502	$2,073

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

The Company currently operates five casinos; four are part of real estate that it owns or leases, and one is located within a hotel owned by a third party. The following table identifies the properties along with their respective dates of acquisition and locations:

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

The Company manages its casinos based on geographic regions within the United States. See Note 11 for further information.

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

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect the Company’s accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities, such as its interest rate cap (“Interest Rate Cap”) agreement and common stock warrant liability. Fair value measurements are also used in the Company’s periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Operating Revenues and Related Costs and Expenses. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as entertainment). The majority of the Company’s revenues are derived from casino gaming, principally slot machines.

Gaming revenue is the difference between gaming wins and losses, not the total amount wagered. The Company accounts for its gaming transactions on a portfolio basis as such wagers have similar characteristics and it would not be practical to view each wager on an individual basis.

The Company sometimes provides discretionary complimentary goods and services (“discretionary comps”). For these types of transactions, the Company allocates revenue to the department providing the complimentary goods or services based upon its estimated standalone selling price, offset by a reduction in casino revenues.

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play/cash back,” complimentary dining, or hotel stays. Such liabilities were approximately $1.5 million for June 30, 2019 and $1.4 million for December 31, 2018. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

Revenue for food and beverage, hotel, and other revenue transactions is typically the net amount collected from the customer for such goods and services, plus the retail value of (i) discretionary comps and (ii) comps provided in return for redemption of loyalty points. The Company records such revenue as the good or service is transferred to the customer. Additionally, the Company may collect deposits in advance for future hotel reservations or entertainment, among other services, which represent obligations to the Company until the service is provided to the customer.

Income Taxes. For interim income tax reporting, it was determined that the Company’s annual effective tax rate could not be reasonably estimated. Therefore, the Company uses the cut-off method, as opposed to the annualized effective tax rate method, which would create a tax expense that is not indicative of the annual tax provision. As a result, the Company used the actual year-to-date effective tax rate to determine the tax expense incurred during the three- and six-months ended June 30, 2019 and 2018.

Reclassifications. The Company made certain minor reclassifications to prior-period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported net loss or stockholders’ equity.

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

Under the previous guidance for leases through December 31, 2018, rental payments for certain property and equipment used in the Company’s operations under long-term operating leases were recognized as rent expense with scheduled rent increases recognized on a straight-line basis over the initial lease term, without recording a lease asset and obligation. Rental payments for other property and equipment held under capital leases were recognized as a reduction of a capital lease obligation and interest expense. The fixed assets acquired pursuant to capital leases were included in property and equipment and amortized over the term of the lease.

Under the modified retrospective transition method, the Company elected to use the effective date approach with the period of adoption on January 1, 2019 as the date of initial application, and therefore, has elected to not recast comparative period financial information. In addition, the Company has elected the package of practical expedients permitted under the transition guidance to allow it to carry forward historical lease classifications, which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) measurement of initial direct costs for any existing leases. The Company has also elected the short-term lease measurement and recognition exemption, under which the Company will not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. The Company has also elected the exemption to account for new and existing leases containing both lease and non-lease components (“embedded leases”) together as a single lease component by asset class for gaming-related equipment; as a result, the Company will not allocate contract consideration to the separate lease and non-lease components based on their relative standalone prices.

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

3. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s lease terms, including extensions, range from one month to approximately 39 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below, along with other agreements deemed material to the Company’s operations.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The agreement includes fixed, base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease) in excess of $3.65 million with no scheduled rent increases through the remaining lease term ending in 2058. The land lease currently includes a purchase option at any time through October 1, 2027, for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date. In the event that the Company sells or transfers either (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) its membership interests in Silver

Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million, plus the retained interest mentioned above for 10 years. In either case, the Company also has an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of an owned hotel (subject to the same seller-retained interest provisions), which may be exercised at any time and would accordingly, reduce the purchase price of the remaining land by $2.0 million. There are certain other provisions within any buy-out related to water issues at the property, the cost of which is not believed to be material.

Bronco Billy’s Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy’s exercised its first renewal option through January 2020, which included monthly rent of $25,000 for the first two years of the renewal period and $30,000 for the third year that started in February 2019. In May 2019, Bronco Billy’s also exercised its second renewal option to extend the lease term through January 31, 2023, which will increase the monthly rent to $32,500 beginning in February 2021. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

Christmas Casino at Bronco Billy’s through August 2021 and Option to Purchase. As part of the Bronco Billy’s expansion, the Company leased a closed casino in August 2018 and opened it as the rebranded Christmas Casino in November 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino at any time during the lease term, or as extended. The purchase price is $2.5 million, if bought by October 31, 2019, and increases by $0.1 million on each anniversary thereafter up to $2.8 million.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities, L.L.C. (“Hyatt”) to operate the Grand Lodge Casino. The lease is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the senior secured notes due 2024 (see Note 5). Hyatt has an option, which began on January 1, 2019, to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023.

Corporate Office Lease through January 2025. In June 2017, the Company leased 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million (see Note 4), reduced by the cumulative principal payments made by the Company during the lease term.  At June 30, 2019, such net amount was $4.6 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel.  In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands, Unaudited)

Leases	Balance Sheet Classification	June 30, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$18,769
Finance lease assets	Property and Equipment, Net(1)	5,115
Total lease assets		$23,884

Liabilities
Current
Operating	Other Accrued Expenses and Current Operating Lease Obligations	$2,219
Finance	Current Portion of Finance Lease Obligation	493
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion, and Other	16,794
Finance	Finance Lease Obligation, Net of Current Portion	4,065
Total lease liabilities		$23,571

(1)	Finance lease assets are recorded net of accumulated amortization of $2.6 million as of June 30, 2019.

The components of lease expense are as follows:

(In thousands, Unaudited)
		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Costs	Statement of Operations Classification
Operating leases:
Operating leases	Selling, General and Administrative Expenses	$958	$1,918
Variable leases	Selling, General and Administrative Expenses	171	355
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	79
Interest on lease liabilities	Interest Expense, Net	52	106
Total lease costs		$1,220	$2,458

Maturities of lease liabilities as of June 30, 2019 are summarized as follows:

(In thousands, Unaudited)
	Operating Leases	Financing Lease(1)
Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$1,921	$317
2020	3,850	680
2021	3,719	652
2022	3,503	652
2023	2,478	652
Thereafter	32,152	2,499
Total future minimum lease payments	47,623	5,452
Less: Amount representing interest	(28,610)	(894)
Present value of lease liabilities	19,013	4,558
Less: Current lease obligations	(2,219)	(493)
Long-term lease obligations	$16,794	$4,065

(1)	The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	June 30, 2019
(Unaudited)
Weighted-average remaining lease term
Operating leases	21.1 years
Finance lease	8.3 years
Weighted-average discount rate
Operating leases(1)	9.42%
Finance lease	4.50%

(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In thousands, Unaudited)
Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,928
Operating cash flows for finance lease	$106
Financing cash flows for finance lease	$263

4. PROPERTY AND EQUIPMENT
 Property and equipment, including finance lease assets, consists of the following:

(In thousands)	June 30, 2019	December 31, 2018
	(Unaudited)
Land and improvements	$15,835	$15,786
Buildings and improvements	108,533	108,214
Furniture and equipment	44,776	43,740
Finance lease assets (see Note 3)	7,726	7,726
Construction in progress	8,193	6,864
	185,063	182,330
Less: Accumulated depreciation	(64,218)	(60,254)
	$120,845	$122,076

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	June 30, 2019	December 31, 2018
	(Unaudited)
Senior Secured Notes	$108,475	$99,000
Less: Unamortized discounts and debt issuance costs	(4,389)	(3,806)
	104,086	95,194
Less: Current portion of long-term debt	(1,100)	(1,000)
	$102,986	$94,194

Senior Secured Notes. On May 10, 2019, the Company entered into a Notes Purchase Agreement under which it agreed to sell an additional $10 million in aggregate principal amount of its senior secured notes due 2024 (the “Incremental Notes”) to qualified institutional buyers. The Company has used or expects to use the proceeds from the Incremental Notes to (i) provide additional liquidity for the construction of the Phase One parking garage at Bronco Billy’s Casino and Hotel and other capital expenditures; (ii) pay fees and expenses incurred in connection with the Incremental Notes offering; and (iii) provide funds for general corporate purposes. The Incremental Notes were issued on the same day at a price of 99.01% of their face value (a 0.99% original issue discount) pursuant to the indenture (as amended and supplemented, the “Indenture”), dated as of February 2, 2018. The Indenture governs the $100 million of senior secured notes due 2024 (the “Original Notes”) previously issued by the Company on February 2, 2018. The Incremental Notes have the same maturity date and interest rate as the Original Notes, are part of the same series as the Original Notes, and are treated as a single class together with the Original Notes (collectively, the “Notes”) for all purposes under the Indenture.

Also, on May 10, 2019, the Company executed the Second Amendment to the Indenture dated as of May 10, 2019, which (i) increased the principal amount required to be redeemed each quarter from $250,000 to $275,000 in total aggregate of the Notes, beginning June 30, 2019; (ii) permitted liens incurred in connection with the Cripple Creek Expansion Project; and (iii) changed the total leverage ratio as described in the Indenture and below under “Covenants.”

The Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, the Company is required to make principal payments of $275,000 with a balloon payment for the remaining $103.5 million due upon maturity.

The Company may redeem all or a part of the Notes plus the premium as set forth below, plus accrued and applicable unpaid interest:

Redemption Periods	Percentage Premium
On February 2, 2019 to February 1, 2020	2.0%
On February 2, 2020 to February 1, 2021	1.5%
On February 2, 2021 to February 1, 2022	0.5%
On or after February 2, 2022	—%

The Notes are collateralized by substantially all of the Company’s assets and are guaranteed by all of its material subsidiaries.

Interest Rate Cap Agreement. The Company maintains an Interest Rate Cap from Capital One, N.A. (“Capital One”) in order to manage expected interest rate increases on the Notes. The agreement is for a notional amount of $50 million and expires on March 31, 2021. The Interest Rate Cap has a strike rate of 3.00% and resets every three months at the end of March, June, September, and December. If the three-month LIBOR exceeds the strike rate at the end of any covered period, the Company will receive cash payments from Capital One. For details regarding fair value measurements, see Note 2.

Covenants. The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. The Company is required to maintain a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. The Company is allowed to deduct up to $15 million of its cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio. For the remainder of this year, the total leverage ratio requirement has been adjusted to 6.00x as a result of the issuance of the Incremental Notes.

The Company was in compliance with its covenants as of June 30, 2019. However, there can be no assurances that the Company will remain in compliance with all covenants in the future and/or that it would be successful in obtaining waivers or modifications in the event of noncompliance.

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

The Company’s debt refinancing of the Second Lien Credit Facility during 2018 was considered a “triggering event” for the possible redemption or registration of the warrants. The Company’s warrant-holders have not yet requested the redemption or registration of their outstanding warrants, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration. Accordingly, the obligation is reflected as a current liability.

The Company measures the fair value of the warrants at each reporting period (see Note 2). At June 30, 2019, the estimated fair value was determined using the following assumptions: an expected contractual term of 6.87 years, an expected stock price volatility rate of 44.65%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.87%.

7. INCOME TAXES

The Company’s effective income tax rate for the three- and six-months ended June 30, 2019 was (16.5)% and (12.2)%, respectively, compared to an effective income tax rate of (21.7)% and (5.0)% in the corresponding prior-year periods. The Company’s tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations and cash flows.

Options to Purchase or Lease Land

La Posada del Llano Racetrack Proposal in New Mexico. During July 2018, the Company paid $125,000 for options to purchase approximately 520 acres of adjoining land in Clovis, New Mexico as part of its racetrack casino proposal to the New Mexico Racing Commission. The proposal was in response to the New Mexico Racing Commission’s request for proposals related to the potential issuance of the state’s sixth racing license. During July 2019, the Company paid an additional $125,000 in total to renew these two options, as detailed below. In August 2019, the New Mexico Racing Commission announced that it would not issue the sixth racing license at this time, but may do so in the future.

•
A $75,000 option to purchase 200 acres of land, which ends on the earlier of either July 2019 or 60 days following the granting of the sixth license to conduct horseracing by the New Mexico Racing Commission and New Mexico Gaming Control Board (“License Award”) and all related approvals, permits, and other licenses. In July 2019, the Company extended the purchase option by one year for another $75,000 under the same terms. Prior to the end of this first option extension, the Company may extend the purchase option by one year for an additional $75,000 under the same terms. Additionally, prior to the end of this first extension period, or as further extended, the Company may purchase the land for $1.4 million, which can be reduced by the option payments.

•
A $50,000 option to purchase 320 acres of land, which ends on the earlier of either July 2019 or 60 days following the granting of the License Award and all related approvals, permits, and other licenses. In July 2019, the Company extended the purchase option by one year for another $50,000 under the same terms. Prior to the end of this option extension, the Company may purchase the land for $1.6 million, which can be reduced by the option payments.

9. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

The table below reconciles basic and diluted loss per share of common stock:

(In thousands, unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss – basic	$(1,010)	$(661)	$(2,627)	$(4,947)
Adjustment for assumed conversion of warrants	(141)	—	(101)	(423)
Net loss – diluted	$(1,151)	$(661)	$(2,728)	$(5,370)

Denominator:
Weighted-average common share equivalents – basic	26,969	26,922	26,955	25,077
Potential dilution from assumed conversion of warrants	217	—	232	499
Weighted-average common and common share equivalents – diluted	27,186	26,922	27,187	25,576
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	2,699	3,540	2,699	2,533

10. SHARE-BASED COMPENSATION

As of June 30, 2019, the Company had 703,635 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan.

The following table summarizes information related to the Company’s common stock options as of June 30, 2019:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2019	2,575,774	$1.67
Granted	176,900	2.20
Exercised	(26,667)	1.70
Canceled/Forfeited	(26,666)	2.01
Options outstanding at June 30, 2019	2,699,341	$1.70
Options exercisable at June 30, 2019	2,193,273	$1.54

Share-based compensation expense totaled $107,000 and $175,000 for the three months ended June 30, 2019 and 2018, respectively, and $193,000 and $407,000 for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was approximately $0.4 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 1.9 years.

As compensation for their annual service, the Company issued a total of 21,524 restricted shares under the 2015 Plan with a one-year transfer restriction to certain non-executive members of its Board of Directors in May 2019.

11. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its casinos based on geographic regions within the United States. The casino/resort operations include four segments: Silver Slipper Casino and Hotel (Hancock County, Mississippi); Rising Star Casino Resort, consisting of Rising Star Casino Resort (Rising Sun, Indiana) and its ferry boat operations (connecting Rising Sun, Indiana with Boone County, Kentucky); Bronco Billy’s Casino and Hotel (including the Christmas Casino & Inn, both in Cripple Creek, Colorado); and the Northern Nevada segment, consisting of Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada).

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

The following tables present the Company’s segment information:

(In thousands, unaudited)	Three Months Ended June 30, 2019
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Corporate	Total
Revenues
Casino	$11,636	$7,526	$5,563	$3,725	$—	$28,450
Food and beverage	5,515	1,800	1,051	497	—	8,863
Hotel	1,305	1,560	186	—	—	3,051
Other operations	436	712	77	74	—	1,299
	$18,892	$11,598	$6,877	$4,296	$—	$41,663

Net income (loss)	$2,655	$(41)	$397	$245	$(4,266)	$(1,010)
Interest expense, net	5	52	—	—	2,874	2,931
Adjustment to fair value of warrants	—	—	—	—	(141)	(141)
Income tax provision	65	—	49	23	6	143
Operating income (loss)	2,725	11	446	268	(1,527)	1,923
Depreciation and amortization	869	593	434	149	38	2,083
Gain on sale or disposal of asset, net	—	—	(4)	—	—	(4)
Project development and acquisition costs	—	—	—	—	142	142
Share-based compensation	—	—	—	—	107	107
Corporate	—	—	—	—	1,240	1,240
Adjusted Property EBITDA	$3,594	$604	$876	$417	$—	$5,491

(In thousands, unaudited)	Three Months Ended June 30, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Corporate	Total
Revenues
Casino	$11,438	$7,974	$5,373	$3,847	$—	$28,632
Food and beverage	4,824	2,291	1,182	486	—	8,783
Hotel	835	1,586	161	—	—	2,582
Other operations	395	677	79	79	—	1,230
	$17,492	$12,528	$6,795	$4,412	$—	$41,227

Net income (loss)	$2,302	$114	$762	$265	$(4,104)	$(661)
Interest expense, net	5	58	—	—	2,403	2,466
Adjustment to fair value of warrants	—	—	—	—	80	80
Income tax provision	65	—	49	—	4	118
Operating income (loss)	2,372	172	811	265	(1,617)	2,003
Depreciation and amortization	811	603	377	208	39	2,038
Loss on sale or disposal of asset, net	—	1	68	—	—	69
Project development and acquisition costs	—	—	—	—	130	130
Share-based compensation	—	—	—	—	175	175
Corporate	—	—	—	—	1,273	1,273
Adjusted Property EBITDA	$3,183	$776	$1,256	$473	$—	$5,688

(In thousands, unaudited)	Six Months Ended June 30, 2019
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Corporate	Total
Revenues
Casino	$24,015	$14,869	$10,806	$7,058	$—	$56,748
Food and beverage	10,886	3,613	2,025	997	—	17,521
Hotel	2,449	2,983	334	—	—	5,766
Other operations	824	1,000	152	146	—	2,122
	$38,174	$22,465	$13,317	$8,201	$—	$82,157

Net income (loss)	$5,582	$(298)	$515	$60	$(8,486)	$(2,627)
Interest expense, net	12	106	—	(1)	5,517	5,634
Adjustment to fair value of warrants	—	—	—	—	(101)	(101)
Income tax provision	131	—	99	47	8	285
Operating income (loss)	5,725	(192)	614	106	(3,062)	3,191
Depreciation and amortization	1,716	1,199	881	302	76	4,174
Gain on sale or disposal of asset, net	(1)	—	(4)	—	—	(5)
Project development and acquisition costs	—	—	—	—	275	275
Share-based compensation	—	—	—	—	193	193
Corporate	—	—	—	—	2,518	2,518
Adjusted Property EBITDA	$7,440	$1,007	$1,491	$408	$—	$10,346

(In thousands, unaudited)	Six Months Ended June 30, 2018
	Silver Slipper Casino and Hotel	Rising Star Casino Resort	Bronco Billy’s Casino and Hotel	Northern Nevada Casinos	Corporate	Total
Revenues
Casino	$22,488	$15,499	$10,347	$7,268	$—	$55,602
Food and beverage	9,169	4,348	2,258	947	—	16,722
Hotel	1,612	2,974	279	—	—	4,865
Other operations	732	934	153	150	—	1,969
	$34,001	$23,755	$13,037	$8,365	$—	$79,158

Net income (loss)	$4,294	$(88)	$944	$44	$(10,141)	$(4,947)
Interest expense, net	9	116	—	—	4,881	5,006
Loss on extinguishment of debt	—	—	—	—	2,673	2,673
Adjustment to fair value of warrants	—	—	—	—	(423)	(423)
Income tax provision	131	—	99	—	7	237
Operating income (loss)	4,434	28	1,043	44	(3,003)	2,546
Depreciation and amortization	1,631	1,232	849	416	78	4,206
Loss on sale or disposal of asset, net	1	9	69	—	—	79
Project development and acquisition costs	—	—	—	—	167	167
Share-based compensation	—	—	—	—	407	407
Corporate	—	—	—	—	2,351	2,351
Adjusted Property EBITDA	$6,066	$1,269	$1,961	$460	$—	$9,756

(In thousands)	June 30, 2019	December 31, 2018
	(Unaudited)
Total Assets
Silver Slipper Casino and Hotel	$87,526	$79,094
Rising Star Casino Resort	40,110	39,722
Bronco Billy’s Casino and Hotel	43,327	42,780
Northern Nevada Casinos	18,739	12,395
Corporate and Other	15,397	8,281
	$205,099	$182,272

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

Recent Developments

Increase in Amount of Senior Secured Notes. In May 2019, we sold an additional $10 million in aggregate principal amount of senior secured notes due 2024 (the “Incremental Notes”), which were issued on the same day at a price of 99.01% of their face value (a 0.99% original issue discount) pursuant to the indenture (as amended and supplemented, the “Indenture”), dated as of February 2, 2018. The Indenture governs $100 million of senior secured notes due 2024 (the “Original Notes”) that we previously issued on February 2, 2018. The Incremental Notes have the same maturity date, interest rate, class and series as the Original Notes (collectively, the “Notes”) for all purposes under the Indenture. Proceeds from the Incremental Notes have been used or are expected to be used to (i) provide additional liquidity for the construction of the Phase One parking garage at Bronco Billy’s Casino and Hotel and other capital expenditures (as described below); (ii) pay fees and expenses incurred in connection with the Incremental Notes offering; and (iii) provide funds for general corporate purposes.

Bronco Billy’s Expansion. In 2018, we began our expansion of Bronco Billy’s, which we anticipate completing in two phases. Phase One of the Bronco Billy’s expansion project includes the construction of an approximately 300-space parking garage and connector building, the purchase of the Imperial Hotel in June 2018 and certain other parcels of land, and the reopening and rebranding of the Imperial Casino and Hotel as the Christmas Casino & Inn in November 2018. We began construction on the parking garage, the major component of Phase One, in the second quarter of 2019 and expect to complete Phase One in the first half of 2020. Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment center, two new restaurants, and a significant upgrade to the Bronco Billy’s casino, is contingent upon receipt of financing on acceptable terms, among other contingencies.

Racetrack Proposal. In the second quarter of 2019, we renewed our two purchase options through July 2020 for approximately 520 acres of adjoining land in Clovis, New Mexico as part of our racetrack casino proposal (see Note 8). In August 2019, the New Mexico Racing Commission announced that it would not issue the sixth racing license at this time, but may do so in the future.

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

Results of Operations

Consolidated operating results
The following tables summarize our consolidated operating results for the three- and six-months ended June 30, 2019 and 2018:

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Net revenues	$41,663	$41,227	1.1%	$82,157	$79,158	3.8%
Operating expenses	39,740	39,224	1.3%	78,966	76,612	3.1%
Operating income	1,923	2,003	(4.0)%	3,191	2,546	25.3%
Interest and other non-operating expenses, net	2,790	2,546	9.6%	5,533	7,256	(23.7)%
Income tax expense	143	118	21.2%	285	237	20.3%
Net loss	$(1,010)	$(661)	52.8%	$(2,627)	$(4,947)	(46.9)%

(In thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
Casino revenues
Slots	$23,813	$24,281	(1.9)%	$47,286	$46,768	1.1%
Table games	4,168	4,232	(1.5)%	8,288	8,587	(3.5)%
Other	469	119	294.1%	1,174	247	375.3%
	28,450	28,632	(0.6)%	56,748	55,602	2.1%
Non-casino revenues, net
Food and beverage	8,863	8,783	0.9%	17,521	16,722	4.8%
Hotel	3,051	2,582	18.2%	5,766	4,865	18.5%
Other	1,299	1,230	5.6%	2,122	1,969	7.8%
	13,213	12,595	4.9%	25,409	23,556	7.9%
Total net revenues	$41,663	$41,227	1.1%	$82,157	$79,158	3.8%

The following discussion is based on our consolidated financial statements for the three- and six-months ended June 30, 2019 and 2018.

Revenues. Consolidated net revenues for the three-month period increased primarily due to higher guest volumes at Silver Slipper. Recent investments at the Silver Slipper, including renovation upgrades in its buffet and casino during the second quarter of 2019, helped to increase covers at the buffet. Extended hours for the pool and bar also resulted in increased beverage revenues. Gains from table games and sports betting at Silver Slipper helped to overcome the decrease in slot revenues caused by renovation disruptions. Improvements in slot revenue at Bronco Billy’s also contributed to the increase in consolidated net revenues. These gains were partially offset by revenue declines related to lower guest volumes at our Northern Nevada and Rising Star segments.

Consolidated net revenues for the six-month period increased primarily due to higher slot coin-in at Silver Slipper with a relatively flat hold, which helped to offset renovation disruptions in the second quarter of 2019. Similarly, higher guest volumes combined with revenue generated from upgraded summertime amenities at Silver Slipper also contributed to higher consolidated net revenues. Improvements in slot revenue at Bronco Billy’s also contributed to the increase in consolidated net revenues. These increases were partially offset by revenue declines related to lower guest volumes at our Northern Nevada and Rising Star segments.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for both the three- and six-month periods increased primarily due to casino revenue increases described above at Silver Slipper, resulting in higher gaming-related taxes and variable rent (see Note 3); higher food costs, due to an increase in total covers; and fees paid to our sports book operations partner at the Silver Slipper Sports Book, which commenced operations in August 2018. Increases in marketing spend at Silver Slipper also proved successful in driving revenue growth. At Bronco Billy’s, increases in operating expenses were attributed to running the new Christmas Casino & Inn, including additional labor, gaming taxes and fees, and property-related costs. To a lesser extent, the increase in operating expenses was due to an increase in lease expenses at Bronco Billy’s, including both the renewal of its longstanding lease and the new lease related to the Christmas Casino (see Note 3). At Rising Star, increases in operating expenses reflect the addition of ferry boat operations, which began in September 2018. The remaining increases in operating expenses were primarily due to increased labor costs and company-wide increases to healthcare and benefits costs.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost (excluding loan fee amortization)	$2,593	$2,445	$5,084	$4,823
Amortization of debt issuance costs and discount	408	191	598	398
Change in fair value of interest rate cap agreement	13	1	82	1
Capitalized interest	(83)	(171)	(130)	(216)
	$2,931	$2,466	$5,634	$5,006

The increases in interest expense for the three- and six-month periods were primarily due to the rise in the three-month London Interbank Offered Rate (“LIBOR”), which affected the total interest rate due for the Notes, as well as the increase in the total amount of indebtedness as a result of the issuance of the Incremental Notes. Additionally, the change in market interest rates adversely affected the fair value of our interest rate cap, which we purchased in April 2018 to help offset our interest rate exposures. This resulted in a non-cash adjustment to total interest expense for the second quarter and first half of 2019.

Other Non-Operating Expenses, Net

For the three- and six-month periods ended June 30, 2019, we had approximately $141,000 and $101,000 of other non-operating income from the fair value adjustment to our outstanding warrants, which is a non-cash item related to changes in our stock price. This compares to $80,000 and $2,250,000 of other non-operating expenses for the three- and six-month periods ended June 30, 2018, which reflect a loss on the extinguishment of debt and a fair value adjustment to our outstanding warrants. Increases in our share price result in increases in the value of the warrants, which cause a non-cash loss in the appropriate period. Conversely, decreases in our share price result in a non-cash gain to operating results in the appropriate period.

Income Tax Expense. Income tax expense was $0.1 million and $0.3 million for the three- and six-month periods ended June 30, 2019, which resulted in effective income tax rates of (16.5)% and (12.2)%, respectively.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2019 results. Tax losses incurred in 2019 may shelter taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our remaining deferred tax assets. For details regarding our use of the cut-off method to calculate our tax provision for interim periods, see Note 2.

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

(In thousands)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2019	2018		2019	2018
Net revenues
Silver Slipper Casino and Hotel	$18,892	$17,492	8.0%	$38,174	$34,001	12.3%
Rising Star Casino Resort	11,598	12,528	(7.4)%	22,465	23,755	(5.4)%
Bronco Billy’s Casino and Hotel	6,877	6,795	1.2%	13,317	13,037	2.1%
Northern Nevada Casinos	4,296	4,412	(2.6)%	8,201	8,365	(2.0)%
	$41,663	$41,227	1.1%	$82,157	$79,158	3.8%

Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$3,594	$3,183	12.9%	$7,440	$6,066	22.7%
Rising Star Casino Resort	604	776	(22.2)%	1,007	1,269	(20.6)%
Bronco Billy’s Casino and Hotel	876	1,256	(30.3)%	1,491	1,961	(24.0)%
Northern Nevada Casinos	417	473	(11.8)%	408	460	(11.3)%
Adjusted Property EBITDA	5,491	5,688	(3.5)%	10,346	9,756	6.0%
Corporate	(1,240)	(1,273)	(2.6)%	(2,518)	(2,351)	7.1%
Adjusted EBITDA	$4,251	$4,415	(3.7)%	$7,828	$7,405	5.7%

Silver Slipper Casino and Hotel

Net revenues during the three-month period increased by 8.0%, primarily due to higher volumes and an increase in covers at the buffet. In May 2019, we completed renovations to the property’s casino and its buffet. Additionally, we commenced sports book operations in August 2018. All of these changes resulted in higher guest counts and average daily room rates at the hotel.

Net revenues during the six-month period increased by 12.3%, similarly due to the reasons stated above. Combined with improved weather in the first quarter of 2019, as compared to the sub-freezing weather from the prior-year period, these changes helped increase customer counts and restaurant covers, which translated to revenue increases as further discussed below.

Casino revenue rose 1.7% and 6.8% for the three- and six-month periods, respectively, driven mostly by the addition of sports book operations in August 2018. Table games revenue increased by 16.1% for the three-month period, and by 13.8% for the six-month period, reflecting higher table games volumes and relatively flat hold percentages for both periods. For the three-month period, slot revenues declined due to a meaningful reduction in slot machines during the casino renovation. For the six-month period, slot volumes increased and the slot hold percentage was relatively flat, resulting in an increase in slot revenues for the period.

Non-casino revenue rose 19.9% and 23.0% for the three- and six-month periods, respectively. This was driven by a 14.3% increase in food and beverage revenues during the quarter and an 18.7% increase for the six-month period, reflecting increases in total restaurant covers stemming from the recent renovations. Hotel occupancy declined to 92.2% for the second quarter of 2019 from 95.2% in the prior-year period, and fell to 90.1% from 93.6% for the six-month period. Despite this, hotel revenues increased by 56.3% and 52.0% for the three- and six-month periods, respectively, due to an increase in average daily room rate.

Adjusted Property EBITDA for the three- and six-month periods increased by 12.9% and 22.7%, respectively. Both periods benefited from the revenue increases described above. Additionally, a property-wide focus on expense management, which began in the first half of 2018, benefited operations during the 2019 period, primarily with respect to labor efficiencies.

We also continue to improve and broaden the Silver Slipper’s marketing efforts. Adjusted Property EBITDA Margin increased to 19.0% from 18.2% for the second quarter of 2019.

Rising Star Casino Resort

Net revenues during the three-month period decreased due to lower business volumes, which resulted from two ongoing road construction projects. The repaving of the main highway leading to the property started in the first quarter of 2019, while a second project affecting an alternate route to the property started in the second quarter. However, both projects are expected to be completed by the end of 2019. Casino revenue decreased by 5.6%, attributed mostly to a 3.9% decrease in slot revenue and, to a lesser extent, a 13.0% decrease in table games revenue; both declines reflect lower volumes and relatively flat hold percentages. Food and beverage revenues decreased due to the closure of a restaurant for half of the quarter for remodeling and rebranding and a decline in guest volumes. Additionally, the breakfast buffet was discontinued this year starting in February; it was replaced by a continental breakfast, which is included as part of a new daily resort fee. Hotel revenues were approximately flat for the quarter, with lower occupancy offset by a higher average daily room rate and the implementation of the daily resort fee.

Similarly, net revenues during the six-month period decreased due to lower business volumes for the reasons described above. Casino revenue decreased by 4.1%, reflecting a 3.1% decrease in slot revenue due to lower volumes and a relatively flat hold percentage. To a lesser extent, casino revenue was affected by a 7.9% decrease in table games revenue and a 1.8 percentage point decrease in table games hold. Due in part to traffic delays resulting from the construction projects, we recently began to aggressively market our free-of-charge ferry boat in neighboring Boone Country, Kentucky, as an easier travel alternative to our property. We believe that this initiative will help offset the effects of construction traffic. In July 2019, for example, we have seen a steady increase in the number of vehicles using our ferry service.

Adjusted Property EBITDA for the three- and six-month periods decreased by 22.2% and 20.6%, respectively, due to the revenue declines described above, as well as severance expenses related to recent management changes at the property. Moreover, expenses in the 2019 period reflect additional costs to operate the ferry boat, which began operations in September 2018. As a result, Adjusted Property EBITDA Margin declined to 5.2% from 6.2% in the prior-year quarter.

Recent legislative changes in Indiana, including the introduction of sports betting (expected to begin operations in the fall) and a reduction in certain gaming tax rates (beginning in July 2021), are expected to benefit the property’s operating results over the long-term. These improvements may be somewhat offset by the acceleration in the law to January 2020 for the introduction of table games at racetrack casinos in the Indianapolis area.

Bronco Billy’s Casino and Hotel

Due in part to the addition of the Christmas Casino in August 2018, net revenues for the three- and six-month periods increased by 1.2% and 2.1%, respectively. Slot and table volumes were higher in the second quarter and flattish during the year, while hold was relatively flat for both periods. Slot revenues increased by 3.6% in the quarter, and by 4.7% for the six-month period, despite snow storms on certain key weekend periods in the first quarter of 2019. Food and beverage revenues decreased during the quarter and six-month period, as a reduction in operating hours resulted in fewer covers. Hotel revenues increased by 15.5% and 19.7% for the respective three- and six-month periods due to the acquisition of the Imperial Hotel in mid-2018, which was rebranded as part of the Christmas Casino & Inn.

Adjusted Property EBITDA for the three- and six-month periods decreased by 30.3% and 24.0%, respectively. This was primarily due to increased facility costs related to operating the Christmas Casino & Inn, as well as transition costs related to management changes at the property. Operating results also reflect increased marketing activities and an increase to the state’s minimum wage that went into effect on January 1, 2019. As a result, Adjusted Property EBITDA Margin decreased to 12.7% from 18.5% in the prior-year quarter.

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

During the second quarter of 2019, net revenues decreased by 2.6% primarily due to lower volumes and relatively flat hold for both slots and table games. Grand Lodge Casino had a lingering heavy snowpack that impeded spring and early summer activities at Lake Tahoe. At Stockman’s Casino, visitor activity at the nearby military base appeared to still be down, though recovering as the quarter progressed. Accordingly, net revenues during the three-month period decreased. Casino revenue of $3.7 million for the quarter decreased due to a 0.1% decrease in slot revenue and a 13.6% decrease in table games revenue. Food and beverage revenue at Stockman’s Casino remained relatively flat at $0.5 million during the quarter, with an increase in average spend per cover offsetting lower volumes.

For the six-month period, net revenues decreased by 2.0% for the reasons mentioned above regarding lower visitation, coupled with a 3.1% decrease in table games hold at Grand Lodge Casino, which was 12.1% in the second quarter of 2019 as compared to 15.2% for the prior-year period.

Adjusted Property EBITDA for the three months ended June 30, 2019 decreased slightly to $0.4 million, which resulted in Adjusted Property EBITDA Margin decreasing to 9.7% from 10.7% in the prior-year quarter, reflecting lower volumes of guest visitation for the reasons mentioned above. Similarly, Adjusted Property EBITDA for the first half of 2019 decreased slightly to $0.4 million, which resulted in Adjusted Property EBITDA Margin decreasing to 5.0% from 5.5% in the prior year. In September of 2018, we canceled our contract for exclusive use of certain rooms with Hyatt that we reserved for gaming customers on a complimentary basis, which helped to ameliorate the decline in revenues in both the second quarter and six-month periods.

Corporate

Corporate expenses decreased by $33,000 in the quarter versus the prior-year period, reflecting a reduction in travel and related expenses. For the six-month period, corporate expenses rose by $167,000, as senior management bonuses paid in the first quarter of 2018 (relating to the year 2017) were paid entirely in the form of restricted shares instead of cash. Corporate expenses for the first half of 2019 also rose due to an increase in professional fees from the first quarter.

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

The following table presents a reconciliation of net loss and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,010)	$(661)	$(2,627)	$(4,947)
Provision for income taxes	143	118	285	237
Interest expense, net of amounts capitalized	2,931	2,466	5,634	5,006
Loss on extinguishment of debt	—	—	—	2,673
Adjustment to fair value of warrants	(141)	80	(101)	(423)
Operating income	1,923	2,003	3,191	2,546
Project development and acquisition costs	142	130	275	167
Depreciation and amortization	2,083	2,038	4,174	4,206
(Gain) loss on sale or disposal of assets, net	(4)	69	(5)	79
Stock-based compensation	107	175	193	407
Adjusted EBITDA	$4,251	$4,415	$7,828	$7,405

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

Three Months Ended June 30, 2019
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Gain on Sale of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,725	$869	$—	$—	$—	$3,594
Rising Star Casino Resort	11	593	—	—	—	604
Bronco Billy’s Casino and Hotel	446	434	(4)	—	—	876
Northern Nevada Casinos	268	149	—	—	—	417
	3,450	2,045	(4)	—	—	5,491
Other operations
Corporate	(1,527)	38	—	142	107	(1,240)
	$1,923	$2,083	$(4)	$142	$107	$4,251

Three Months Ended June 30, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,372	$811	$—	$—	$—	$3,183
Rising Star Casino Resort	172	603	1	—	—	776
Bronco Billy’s Casino and Hotel	811	377	68	—	—	1,256
Northern Nevada Casinos	265	208	—	—	—	473
	3,620	1,999	69	—	—	5,688
Other operations
Corporate	(1,617)	39	—	130	175	(1,273)
	$2,003	$2,038	$69	$130	$175	$4,415

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended June 30, 2019 and 2018 included facility rents related to: (i) Silver Slipper of $0.4 million for both periods, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.2 million during 2019 and $0.1 million during 2018.

Six Months Ended June 30, 2019
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Gain on Sale of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$5,725	$1,716	$(1)	$—	$—	$7,440
Rising Star Casino Resort	(192)	1,199	—	—	—	1,007
Bronco Billy’s Casino and Hotel	614	881	(4)	—	—	1,491
Northern Nevada Casinos	106	302	—	—	—	408
	6,253	4,098	(5)	—	—	10,346
Other operations
Corporate	(3,062)	76	—	275	193	(2,518)
	$3,191	$4,174	$(5)	$275	$193	$7,828

Six Months Ended June 30, 2018
(In thousands)
	Operating Income (Loss)	Depreciation and Amortization	Loss on Disposal of Assets	Project Development and Acquisition Costs	Share-Based Compensation	Adjusted Property EBITDA and Adjusted EBITDA
Casino properties
Silver Slipper Casino and Hotel	$4,434	$1,631	$1	$—	$—	$6,066
Rising Star Casino Resort	28	1,232	9	—	—	1,269
Bronco Billy’s Casino and Hotel	1,043	849	69	—	—	1,961
Northern Nevada Casinos	44	416	—	—	—	460
	5,549	4,128	79	—	—	9,756
Other operations
Corporate	(3,003)	78	—	167	407	(2,351)
	$2,546	$4,206	$79	$167	$407	$7,405

Operating expenses deducted to arrive at operating income (loss) in the above tables for the six-month period ended June 30, 2019 and 2018 included facility rents related to: (i) Silver Slipper of $0.9 million during 2019 and $0.8 million during 2018, (ii) Northern Nevada of $0.9 million for both periods, and (iii) Bronco Billy’s of $0.3 million during 2019 and $0.2 million during 2018.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2019, we had $23.9 million of unrestricted cash and equivalents. Management estimates that approximately $10 million of cash and equivalents is currently required for our day-to-day operations.

Our casinos are our primary sources of income and operating cash flow. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs, including our growth projects. Subject to financial, economic, competitive, regulatory and other uncertainties, many beyond our control, we believe that adequate financial resources (including from existing cash balances, operating cash flows and available credit) will be available to fund ongoing operating requirements over the next 12 months. However, we may need to refinance our debt and/or seek additional debt and/or equity financing to compete effectively and/or grow our business. Management is reviewing market conditions and exploring financing options, though there can be no assurances of our ability to obtain any additional financing to fund growth efforts and continue to expand. As discussed above, on May 10, 2019, we sold an additional $10 million in Incremental Notes. The proceeds of the Incremental Notes have been and are expected to be used, among other things, to provide additional liquidity for our Phase One expansion of Bronco Billy’s, as well as for general corporate purposes (see Note 5).

Cash flows – operating activities. On a consolidated basis, cash used in operations during the six-months ended June 30, 2019 was $1.7 million, compared to cash provided by operations of $0.7 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2019 and 2018 periods, our operating cash flows decreased primarily due to working capital changes, which more than offset the increase in our operating income.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six-months ended June 30, 2019 was $3.1 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the Phase One expansion at Bronco Billy’s and the remodeling of the Silver Slipper casino. Cash used in investing activities during the prior-year period was $7.0 million, related primarily to growth projects at Rising Star.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the six-months ended June 30, 2019 was $8.1 million, which was primarily related to proceeds from the Incremental Notes, offset by increased principal payments related to the Notes and finance lease at Rising Star (see Note 3). Cash provided by financing activities for the prior-year period was $9.1 million, which was primarily related to proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the Company’s refinancing of its credit facilities.

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

Long-term Debt. As discussed above in the “Executive Overview,” we issued $10 million of Incremental Notes on May 10, 2019 which, similar to our $100 million of Original Notes issued on February 2, 2018, mature on February 2, 2024. The total $110 million of Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0%. The Indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date (as amended), we are required to make increased principal payments of $275,000 (beginning June 30, 2019) with a balloon payment for the remaining $103.5 million due upon maturity. As of June 30, 2019, the total balance of the Notes was $108.5 million, accruing interest at a rate of 9.33%.  Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price is currently 102% of par through February 1, 2020 and then reduces to 101.5% (through February 1, 2021), 100.5% (through February 1, 2022), and 100% thereafter.

The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants. We are required to maintain financial covenants, including a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. For the remainder of this year, the total leverage ratio requirement has been adjusted to 6.00x as a result of the issuance of the Incremental Notes. See Note 5 to the accompanying consolidated financial statements for more information about our Indenture governing the Notes.

As of June 30, 2019, we were in compliance with our covenants under the Indenture; however, there can be no assurance that we will remain in compliance with all covenants in the future.

Interest Rate Cap Agreement. We maintain an interest rate cap (“Interest Rate Cap”) with Capital One, N.A. to minimize the effect of interest rate increases on roughly half of our outstanding borrowings with a notional amount of $50 million and strike rate of 3.00%, which resets every three months at the end of March, June, September, and December. The Interest Rate Cap expires on March 31, 2021 and is presented accordingly on our consolidated balance sheet under “Deposits and other” as a non-current asset (see Note 5).

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

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through June 30, 2019 and expect to make additional capital investments during the remainder of 2019 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth.

Bronco Billy’s. As discussed above in the “Executive Overview,” we began Phase One of the two-phase expansion of our Bronco Billy’s property in 2018. In the second quarter of 2019, we broke ground on the major component of Phase One, an approximately 300-space parking garage and connector building. We previously invested approximately $6.5 million through June 30, 2019, primarily for land acquisition, design fees, and the refurbishment and opening of the Christmas Casino & Inn. We believe that our surplus cash and anticipated cash flows from operations are more than sufficient to fund completion of Phase One. For Phase Two, which includes a four-star hotel, expanded casino, and other improvements, we continue to finalize our plans for amenities, fixtures, and other related issues, working towards a guaranteed maximum price contract. Construction of Phase Two is contingent upon receipt of financing on acceptable terms, among other contingencies. We need to substantially complete the parking garage and connector building before beginning Phase Two, as the planned hotel will occupy the surface parking lots currently used by the casino’s customers. If financing can be arranged on acceptable terms before completion of the garage and connector building, then we anticipate that the hotel can be completed in 2021.

Silver Slipper. In the second quarter of 2019, we completed the property’s first significant renovation since it opened in 2006. The cost of this renovation was approximately $1 million and included upgrades to the carpeting, wallpaper, slot bases and seating within the buffet.

Rising Star. In the second quarter of 2019, we began the conversion of the existing Queen City Market, a quick-serve restaurant at Rising Star, into Ben’s Bistro. The rebranded establishment features an updated dining selection and a newly constructed breakfast room. A free-standing specialty coffee kiosk and additional seating were also installed in the entry pavilion, which serves as the property’s functional gathering space that connects guests to the casino, hotel, entertainment venue, retail and dining areas. The cost of this renovation is less than $1 million and we expect Ben’s Bistro will be operational in the third quarter of 2019. During the fall of 2019, we intend to convert Big Vic’s Pub & Grub into a new sports book casino, as allowed under recent changes to the state’s gaming legislation. We expect that our sports betting partner will be responsible for the investment required for the sports book conversion.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Specifically, this Quarterly Report on Form 10-Q contains forward-looking statements relating to (i) our expectations regarding our growth strategies; (ii) our development and expansion plans, including the planned expansion of Bronco Billy’s, our budget and ability to obtain financing for such expansion, the timing for commencement and completion of each phase of such expansion and expected opening dates; (iii) our expectations regarding timing and cost for construction of the parking garage and connector building; (iv) our expectations regarding investments in capital improvements at Rising Star and other projects, including the timing and amounts of such investments and the timing of commencement or completion of such capital improvements and projects; (v) our intention to convert Big Vic’s Pub & Grub into a new sports book casino and our expectation that our sport betting partner will be responsible for the investment required for the sports book conversion; (vi) our estimated operating requirements; (vii) our beliefs regarding the adequacy of our financial resources to fund operating requirements; (viii) our expectations to meet our debt obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, in the case of our longer-term expansion of Bronco Billy’s, through additional debt and/or equity financing; (ix) our expectations regarding our use of the proceeds from our Incremental Notes offering; (x) our intention to focus on improving our operating margins; (xi) our expectations regarding legislative changes in Indiana and future gaming tax rates that may benefit Rising Star’s operating results, as well as potential factors that may offset such anticipated gains; (xii) our expectations that our marketing efforts of our ferry boat service will help offset the effects of construction traffic; (xiii) our belief regarding our CEO’s current intention not to sell his shares; (xiv) our beliefs regarding the adequacy of our insurance; (xv) our expectations regarding the outcome of legal matters and the impact of recently-issued accounting standards; and (xvi) our estimates and expectations regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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
Item 6. Exhibits

4.1
Indenture, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

4.2
First Amendment to Indenture, dated as of June 20, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 21, 2018).

4.3
Second Amendment to Indenture, dated as of May 10, 2019, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 13, 2019).

4.4
Form of Senior Secured Note due 2024 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 6, 2018).

10.1
Notes Purchase Agreement, dated as of May 10, 2019, by and among Full House Resorts, Inc., Wilmington Trust, National Association, the Guarantors (as named therein) and the Purchasers (as named therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 13, 2019).

10.2+
Employment Agreement, dated as of June 4, 2019 (and effective as of May 17, 2019), by and between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 4, 2019).

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

FULL HOUSE RESORTS, INC.

Date: August 8, 2019	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 8, 2019	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)