Form 10-Q
period 2019-09-30
FULL HOUSE RESORTS INC
filed 2019-11-12
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:  Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☑

As of  November 7, 2019, there  were 26,999,518 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Casino	$30,644	$30,767	$87,392	$86,369
Food and beverage	9,262	9,371	26,783	26,093
Hotel	3,077	2,583	8,843	7,448
Other operations	1,276	1,307	3,398	3,276
Net revenues	44,259	44,028	126,416	123,186
Operating costs and expenses
Casino	12,188	11,934	35,565	34,300
Food and beverage	10,154	10,301	28,972	29,184
Hotel	2,522	2,708	7,321	7,847
Other operations	1,189	958	3,030	2,306
Selling, general and administrative	12,485	11,769	38,172	36,193
Preopening costs	—	140	—	140
Project development and acquisition costs	228	390	503	557
Depreciation and amortization	2,089	2,094	6,263	6,300
Loss on sale or disposal of assets, net	10	—	5	79
	40,865	40,294	119,831	116,906
Operating income	3,394	3,734	6,585	6,280
Other (expense) income
Interest expense, net of $478 and $112 capitalized for the three-months ended September 30, 2019 and 2018, and $608 and $328 capitalized for the nine-months ended September 30, 2019 and 2018	(2,428)	(2,513)	(8,062)	(7,519)
Loss on extinguishment of debt	—	—	—	(2,673)
Adjustment to fair value of warrants	(262)	463	(161)	886
	(2,690)	(2,050)	(8,223)	(9,306)
Income (loss) before income taxes	704	1,684	(1,638)	(3,026)
(Benefit) provision for income taxes	(234)	119	51	356
Net income (loss)	$938	$1,565	$(1,689)	$(3,382)

Basic earnings (loss) per share	$0.03	$0.06	$(0.06)	$(0.13)
Diluted earnings (loss) per share	$0.03	$0.04	$(0.06)	$(0.16)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and equivalents	$27,782	$20,634
Accounts receivable, net of allowance of $153 and $98	1,804	2,035
Inventories	1,935	1,425
Prepaid expenses and other	4,496	2,899
	36,017	26,993

Property and equipment, net	121,253	122,076
Operating lease right-of-use assets, net(1)	18,240	—
Goodwill	21,286	21,286
Other intangible assets, net	11,079	11,145
Deposits and other	613	772
	$208,488	$182,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,503	$5,917
Accrued payroll and related	3,681	3,668
Other accrued expenses and current operating lease obligations(1)	11,970	9,704
Current portion of finance lease obligation	471	497
Current portion of long-term debt	1,100	1,000
Common stock warrant liability	986	825
	22,711	21,611

Operating lease obligations, net of current portion, and other(1)	18,225	166
Finance lease obligation, net of current portion	3,948	4,324
Long-term debt, net	102,957	94,194
Deferred income taxes, net	683	632
	148,524	120,927
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,336,955 and 28,288,764 shares issued and 26,980,360 and 26,932,169 shares outstanding	3	3
Additional paid-in capital	64,243	63,935
Treasury stock, 1,356,595 common shares	(1,654)	(1,654)
Accumulated deficit	(2,628)	(939)
	59,964	61,345
	$208,488	$182,272

(1)

On January 1, 2019, the Company adopted Accounting Standards Codification 842 (“ASC 842”), using the modified retrospective transition method under the effective date approach, which impacts the comparability of these line items.

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2019	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345
Exercise of stock options	26	—	45	—	—	—	45
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	(1,617)	(1,617)
Balance, March 31, 2019	28,315	3	64,066	1,357	(1,654)	(2,556)	59,859
Stock grants	22	—	48	—	—	—	48
Stock-based compensation	—	—	59	—	—	—	59
Net loss	—	—	—	—	—	(1,010)	(1,010)
Balance, June 30, 2019	28,337	3	64,173	1,357	(1,654)	(3,566)	58,956
Stock-based compensation	—	—	70	—	—	—	70
Net income	—	—	—	—	—	938	938
Balance, September 30, 2019	28,337	$3	$64,243	1,357	$(1,654)	$(2,628)	$59,964

			Additional			Retained	Total
	Common Stock		Paid-in	Treasury Stock		Earnings	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	(Deficit)	Equity
Balance, January 1, 2018	24,294	$2	$51,868	1,357	$(1,654)	$3,432	$53,648
Stock grants	34	—	104	—	—	—	104
Equity offering, net	3,943	1	11,425	—	—	—	11,426
Stock-based compensation	—	—	128	—	—	—	128
Net loss	—	—	—	—	—	(4,286)	(4,286)
Balance, March 31, 2018	28,271	3	63,525	1,357	(1,654)	(854)	61,020
Equity offering, net	—	—	10	—	—	—	10
Stock-based compensation	18	—	175	—	—	—	175
Net loss	—	—	—	—	—	(661)	(661)
Balance, June 30, 2018	28,289	3	63,710	1,357	(1,654)	(1,515)	60,544
Stock-based compensation	—	—	114	—	—	—	114
Net income	—	—	—	—	—	1,565	1,565
Balance, September 30, 2018	28,289	$3	$63,824	1,357	$(1,654)	$50	$62,223

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,689)	$(3,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,263	6,300
Amortization of debt issuance and warrant costs	845	595
Stock-based compensation	263	521
Change in fair value of stock warrants	161	(886)
Change in fair value of interest rate cap	90	(40)
Loss on extinguishment of debt	—	2,673
Loss on sale or disposal of assets	5	79
Increases and decreases in operating assets and liabilities:
Accounts receivable	249	(3)
Prepaid expenses, inventories and other	(1,477)	(545)
Deferred taxes	51	356
Deferred revenue	2,000	—
Accounts payable and accrued expenses	(1,048)	749
Net cash provided by operating activities	5,713	6,417
Cash flows from investing activities:
Purchase of property and equipment	(5,662)	(13,854)
Other	(563)	(341)
Net cash used in investing activities	(6,225)	(14,195)
Cash flows from financing activities:
Repayment of First and Second Lien Term Loans	—	(96,063)
Prepayment premium of Second Lien Term Loan	—	(1,100)
Proceeds from Senior Secured Notes borrowings	10,000	100,000
Payment of debt discount and issuance costs	(1,182)	(4,092)
Payment of Interest Rate Cap premium	—	(238)
Repayment of Senior Secured Notes	(800)	(750)
Repayment of finance lease obligation	(403)	(342)
Proceeds from equity offering	—	11,435
Proceeds from exercise of stock options	45	—
Other	—	(141)
Net cash provided by financing activities	7,660	8,709

Net increase in cash and equivalents	7,148	931
Cash and equivalents, beginning of period	20,634	19,910
Cash and equivalents, end of period	$27,782	$20,841

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$6,962	$6,953
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$651	$700

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

The Company currently operates five casinos; four are part of real estate that it owns or leases, and one is located within a hotel owned by a third party. The following table identifies the properties along with their respective dates of acquisition and locations:

	Acquisition
Property	Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)

The Company manages its casinos based on geographic regions within the United States. See Note 11 for further information.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2018 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Revenue Recognition of Accrued Club Points and Deferred Revenues

Accrued Club Points: Operating Revenues and Related Costs and Expenses. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as entertainment). The majority of the Company’s revenues are derived from casino gaming, principally slot machines.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play/cash back,” complimentary dining, or hotel stays. Such liabilities were approximately $1.5 million for September 30, 2019 and $1.4 million for December 31, 2018. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. These liabilities were created in the third quarter of 2019 when the Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these longer-term Sports Agreements, the Company has received one-time market access fees totaling $2 million in cash, which is recorded as a long-term liability in the same amount as of September 30, 2019 and will be recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations. The Company will receive an additional $4 million of one-time market access fees in the fourth quarter of 2019, $1 million of which was already received and an additional $3 million that will become payable to the

Company once the results from the November 5, 2019 election that ratified sports wagering in Colorado are certified by the state.

Income Taxes. For interim income tax reporting for the three- and nine-months ended September 30, 2019, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

Reclassifications. The Company made certain minor financial statement presentation reclassifications to prior-period amounts to conform to the current-period presentation. Such reclassifications in presentation had no effect on the previously reported net loss or stockholders’ equity.

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

Under the modified retrospective transition method, the Company elected to use the effective date approach with the period of adoption on January 1, 2019 as the date of initial application, and therefore, has elected to not recast comparative period financial information. In addition, the Company has elected the package of practical expedients permitted under the transition guidance to allow it to carry forward historical lease classifications, which includes not needing to reassess: (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) measurement of initial direct costs for any existing leases. The Company has also elected the practical expedient for short-term lease measurement and recognition, under which the Company will not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. However, costs related to short-term leases with terms greater than one month, which the Company deems material, will be disclosed as a component of lease expenses when applicable. Additionally, the Company has elected the practical expedient to account for new and existing leases containing both lease and non-lease components (“embedded leases”) together as a single lease component by asset class for gaming-related equipment; as a result, the Company will not allocate contract consideration to the separate lease and non-lease components based on their relative standalone prices.

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

3. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s lease terms, including extensions, range from one month to approximately 39 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The agreement includes fixed, base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease) in excess of $3.65 million with no scheduled base rent increases through the remaining lease term ending in 2058. The land lease currently includes a purchase option at any time through October 1, 2027, for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date. In the event that the Company sells or transfers either (i) substantially all of the assets of Silver Slipper Casino Venture, LLC, or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million, plus the retained interest mentioned above. In either case, the Company also has an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of an owned hotel, which may be exercised at any time and would accordingly reduce the purchase price of the remaining land by $2.0 million. Following a buy-out of the lease, the property would have to purchase or otherwise provide for its drinking water, which is currently provided by the landlord as part of the lease. The cost of doing so is not believed to be significant.

Bronco Billy’s Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy’s exercised its first renewal option through January 2020, and currently pays $30,000 per month in rent. In May 2019, Bronco Billy’s also exercised its second renewal option to extend the lease term through January 31, 2023, which will increase the monthly rent to $32,500 beginning in February 2021. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

Christmas Casino at Bronco Billy’s through August 2021 and Option to Purchase. As part of the Bronco Billy’s expansion, the Company leased a closed casino in August 2018 and opened it as the rebranded Christmas Casino in November 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino at any time during the lease term, or as extended. The purchase price is $2.6 million if bought by October 31, 2020, increasing by $0.1 million on each anniversary thereafter up to $2.8 million.

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

As of September 30, 2019, the Company has entered into two additional operating leases for gaming-related equipment, each at Bronco Billy’s and Rising Star Casino Resort, which are expected to commence within the fourth quarter of 2019.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104‑room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million (see Note 4), reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2019, such net amount was $4.4 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands, Unaudited)

Leases	Balance Sheet Classification	September 30, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$18,240
Finance lease assets	Property and Equipment, Net(1)	5,076
Total lease assets		$23,316

Liabilities
Current
Operating	Other Accrued Expenses and Current Operating Lease Obligations	$2,266
Finance	Current Portion of Finance Lease Obligation	471
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion, and Other	16,225
Finance	Finance Lease Obligation, Net of Current Portion	3,948
Total lease liabilities		$22,910

(1)Finance lease assets are recorded net of accumulated amortization of $2.6 million as of September 30, 2019.

The components of lease expense are as follows:

(In thousands, Unaudited)
		Three Months Ended	Nine Months Ended
Lease Costs	Statement of Operations Classification	September 30, 2019	September 30, 2019
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$959	$2,877
Variable payments	Selling, General and Administrative Expenses	146	501
Finance lease:
Amortization of leased assets	Depreciation and Amortization	40	119
Interest on lease liabilities	Interest Expense, Net	51	157
Total lease costs		$1,196	$3,654

Maturities of lease liabilities as of September 30, 2019 are summarized as follows:

(In thousands, Unaudited)
	Operating	Financing
Year Ending December 31,	Leases	Lease(1)
2019 (excluding the nine months ended September 30, 2019)	$968	$127
2020	3,850	680
2021	3,719	652
2022	3,503	652
2023	2,478	652
Thereafter	32,152	2,499
Total future minimum lease payments	46,670	5,262
Less: Amount representing interest	(28,179)	(843)
Present value of lease liabilities	18,491	4,419
Less: Current lease obligations	(2,266)	(471)
Long-term lease obligations	$16,225	$3,948

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104‑room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	September 30, 2019
	(Unaudited)
Weighted-average remaining lease term
Operating leases	21.3	years
Finance lease	8.0	years
Weighted-average discount rate
Operating leases(1)	9.44%
Finance lease	4.50%

(1)Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In thousands, Unaudited)
Nine Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	September 30, 2019
Operating cash flows for operating leases	$2,881
Operating cash flows for finance lease	$157
Financing cash flows for finance lease	$403

4. PROPERTY AND EQUIPMENT

Property and equipment, including finance lease assets, consists of the following:

(In thousands, Unaudited)	September 30,	December 31,
	2019	2018
Land and improvements	$15,835	$15,786
Buildings and improvements	108,726	108,214
Furniture and equipment	45,564	43,740
Finance lease assets (see Note 3)	7,726	7,726
Construction in progress	9,519	6,864
	187,370	182,330
Less: Accumulated depreciation	(66,117)	(60,254)
	$121,253	$122,076

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands, Unaudited)	September 30,	December 31,
	2019	2018
Senior Secured Notes	$108,200	$99,000
Less: Unamortized discounts and debt issuance costs	(4,143)	(3,806)
	104,057	95,194
Less: Current portion of long-term debt	(1,100)	(1,000)
	$102,957	$94,194

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

Covenants. The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. The Company is required to maintain a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. The Company is allowed to deduct up to $15 million of its cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio. For the remainder of this year, the total leverage ratio maximum was adjusted to 6.00x as a result of the issuance of the Incremental Notes.

The Company was in compliance with its covenants as of September 30, 2019. However, there can be no assurances that the Company will remain in compliance with all covenants in the future and/or that it would be successful in obtaining waivers or modifications in the event of noncompliance.

6. COMMON STOCK WARRANT LIABILITY

As part of the Company’s former Second Lien Credit Facility, on May 13, 2016, the Company granted the Second Lien Credit Facility lenders 1,006,568 warrants, which have an exercise price of $1.67 and expire on May 13, 2026. The warrants also provide for redemption rights, preemptive rights under certain circumstances to maintain their ownership interest in the Company, piggyback registration rights and mandatory registration rights. In addition to a refinancing, the redemption rights allow the warrant-holders, at their option, to require the Company to repurchase all or a portion of the warrants upon the occurrence of certain events, including: (i) a liquidity event, as defined in the warrant purchase agreement, or (ii) the Company’s insolvency. The repurchase value is the 21‑day average price of the Company’s common stock at the time of such liquidity event, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined in the warrant purchase agreement, and would be guaranteed by the Company’s subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

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

The Company measures the fair value of the warrants at each reporting period (see Note 2). At September 30, 2019, the estimated fair value was determined using the following assumptions:  an expected contractual term of 6.62 years, an expected stock price volatility rate of 45.33%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.61%.

7. INCOME TAXES

The Company’s effective income tax rate for the three- and nine-months ended September 30, 2019 was (33.2%) and (3.1%), respectively, compared to an effective income tax rate of 7.1% and (11.8%) in the corresponding prior-year periods.  The Company’s tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

Subsequent to the Company’s filing of its quarterly report on Form 10-Q for the period ended June 30, 2019, the Company corrected the impact of the 2017 Tax Act on deferred tax liabilities to reflect that indefinite-lived deferred tax liabilities of $1.6 million should be netted against certain deferred tax assets and net operating loss carryforwards for purposes of assessing the realizability of those assets.   As a result, the Company has reduced the previously reported valuation allowance as of December 31, 2018 by $1.6 million with a resulting decrease in deferred tax liabilities and accumulated deficit at December 31, 2018 of $1.6 million.  Management believes that the impact of this adjustment is immaterial to the previously issued Consolidated Financial Statements.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations and cash flows.

Options to Purchase or Lease Land

La Posada del Llano Racetrack Proposal in New Mexico. During July 2018, the Company paid $125,000 for options to purchase approximately 520 acres of adjoining land in Clovis, New Mexico as part of its racetrack casino proposal to the New Mexico Racing Commission. The proposal was in response to the New Mexico Racing Commission’s request for proposals related to the potential issuance of the state’s sixth racing license. During July 2019, the Company paid an additional $125,000 in total to renew these two options, as detailed below. In August 2019, the New Mexico Racing Commission announced that it would not issue the sixth racing license at this time, but may do so in the future. The New Mexico options consisted of:

•

A  $75,000 option to purchase 200 acres of land, which ended on the earlier of either July 2019 or 60 days following the granting of the sixth license to conduct horseracing by the New Mexico Racing Commission and New Mexico Gaming Control Board (“License Award”) and all related approvals, permits, and other licenses. In July 2019, the Company extended the purchase option by one year for another $75,000 under the same terms. Prior to the end of this first option extension, the Company may extend the purchase option by one year for an additional $75,000 under the same terms. Additionally, prior to the end of this first extension period, or as further extended, the Company may purchase the land for $1.4 million, which can be reduced by the option payments.

•

A  $50,000 option to purchase 320 acres of land, which ended on the earlier of either July 2019 or 60 days following the granting of the License Award and all related approvals, permits, and other licenses. In July 2019, the Company extended the purchase option by one year for another $50,000 under the same terms. Prior to the end of this option extension, the Company may purchase the land for $1.6 million, which can be reduced by the option payments.

9. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

The table below reconciles basic and diluted income (loss) per share of common stock:

(In thousands, Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) - basic	$938	$1,565	$(1,689)	$(3,382)
Adjustment for assumed conversion of warrants	—	(463)	—	(886)
Net income (loss) - diluted	$938	$1,102	$(1,689)	$(4,268)

Denominator:
Weighted-average common share equivalents - basic	26,980	26,932	26,963	25,702
Potential dilution from share-based awards	521	1,101	—	—
Potential dilution from assumed conversion of warrants	—	457	—	486
Weighted-average common and common share equivalents - diluted	27,501	28,490	26,963	26,188
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	1,901	152	3,959	2,576

10. SHARE-BASED COMPENSATION

As of September 30, 2019, the Company had 476,968 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information related to the Company’s common stock options as of September 30, 2019:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2019	2,575,774	$1.67
Granted	436,900	2.06
Exercised	(26,667)	1.70
Canceled/Forfeited	(26,666)	2.01
Expired	(6,667)	2.32
Options outstanding at September 30, 2019	2,952,674	$1.72
Options exercisable at September 30, 2019	2,253,273	$1.57

Share-based compensation expense totaled $70,000 and $114,000 for the three months ended September 30, 2019 and 2018, respectively, and $263,000 and $521,000 for the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, there was approximately $0.6 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

The following tables present the Company’s segment information:

(In thousands, Unaudited)	Three Months Ended September 30, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Net Revenues
Casino	$10,718	$7,744	$6,438	$5,744	$—	$30,644
Food and beverage	5,676	1,760	1,345	481	—	9,262
Hotel	1,266	1,560	251	—	—	3,077
Other operations	406	671	80	119	—	1,276
	$18,066	$11,735	$8,114	$6,344	$—	$44,259

Adjusted Property EBITDA	$3,009	$156	$1,582	$2,108	$—	$6,855
Other operating costs and expenses:
Depreciation and amortization						(2,089)
Corporate expenses						(1,064)
Project development and acquisition costs						(228)
Loss on sale or disposal of asset, net						(10)
Share-based compensation						(70)
Operating income						3,394
Other (expense) income:
Interest expense, net						(2,428)
Adjustment to fair value of warrants						(262)
						(2,690)
Income before income taxes						704
Income tax benefit						(234)
Net income						$938

(In thousands, Unaudited)	Three Months Ended September 30, 2018
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Net Revenues
Casino	$11,635	$7,697	$5,607	$5,828	$—	$30,767
Food and beverage	5,061	2,262	1,577	471	—	9,371
Hotel	800	1,555	228	—	—	2,583
Other operations	391	714	108	94	—	1,307
	$17,887	$12,228	$7,520	$6,393	$—	$44,028

Adjusted Property EBITDA	$3,072	$831	$1,463	$2,066	$—	$7,432
Other operating costs and expenses:
Depreciation and amortization						(2,094)
Corporate expenses						(960)
Preopening costs						(140)
Project development and acquisition costs						(390)
Share-based compensation						(114)
Operating income						3,734
Other (expense) income:
Interest expense, net						(2,513)
Adjustment to fair value of warrants						463
						(2,050)
Income before income taxes						1,684
Income tax provision						119
Net income						$1,565

(In thousands, Unaudited)	Nine Months Ended September 30, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Net Revenues
Casino	$34,732	$22,614	$17,244	$12,802	$—	$87,392
Food and beverage	16,562	5,373	3,370	1,478	—	26,783
Hotel	3,713	4,544	586	—	—	8,843
Other operations	1,231	1,671	231	265	—	3,398
	$56,238	$34,202	$21,431	$14,545	$—	$126,416

Adjusted Property EBITDA	$10,448	$1,163	$3,074	$2,516	$—	$17,201
Other operating costs and expenses:
Depreciation and amortization						(6,263)
Corporate expenses						(3,582)
Project development and acquisition costs						(503)
Loss on sale or disposal of asset, net						(5)
Share-based compensation						(263)
Operating income						6,585
Other (expense) income:
Interest expense, net						(8,062)
Adjustment to fair value of warrants						(161)
						(8,223)
Loss before income taxes						(1,638)
Income tax provision						51
Net loss						$(1,689)

(In thousands, Unaudited)	Nine Months Ended September 30, 2018
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Net Revenues
Casino	$34,123	$23,194	$15,955	$13,097	$—	$86,369
Food and beverage	14,231	6,610	3,835	1,417	—	26,093
Hotel	2,412	4,529	507	—	—	7,448
Other operations	1,122	1,650	260	244	—	3,276
	$51,888	$35,983	$20,557	$14,758	$—	$123,186

Adjusted Property EBITDA	$9,138	$2,100	$3,424	$2,526	$—	$17,188
Other operating costs and expenses:
Depreciation and amortization						(6,300)
Corporate expenses						(3,311)
Preopening costs						(140)
Project development and acquisition costs						(557)
Loss on sale or disposal of asset, net						(79)
Share-based compensation						(521)
Operating income						6,280
Other (expense) income:
Interest expense, net						(7,519)
Loss on extinguishment of debt						(2,673)
Adjustment to fair value of warrants						886
						(9,306)
Loss before income taxes						(3,026)
Income tax provision						356
Net loss						$(3,382)

(In thousands, Unaudited)	September 30,	December 31,
	2019	2018
Total Assets
Silver Slipper Casino and Hotel	$87,744	$79,094
Rising Star Casino Resort	39,451	39,722
Bronco Billy's Casino and Hotel	44,088	42,780
Northern Nevada Casinos	18,055	12,395
Corporate and Other	19,150	8,281
	$208,488	$182,272

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10‑Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2018, which were included in our Annual Report on Form 10‑K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

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

Our portfolio consists of the following:

	Acquisition
Property	Date	Location
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course at Rising Star, our RV parks as owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment. We often provide hotel rooms and food and beverages to customers on a complimentary basis; the value of such services are included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and accruals for certain progressive jackpots offered by the Company.

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

Recent Developments

Sports Wagering in Indiana and Colorado. In the second half of 2019, we entered into six sports wagering agreements with three different parties, each allowing such parties to conduct mobile and online sports wagering throughout Indiana and Colorado, as well as the operation of an on-site sportsbook with one of such entities at both Rising Star and Bronco Billy’s. In September and October 2019, we received $2 million and $1 million, respectively, of the total contracted $6 million in one-time market access fees. The remaining $3 million will become payable to the Company once the results from the November 5, 2019 election that ratified sports wagering in Colorado are certified by the state. Additionally, these agreements will generate an aggregate of $7 million in minimum annual revenues for us, based on the revenue-share structure of the contracting parties’ sports wagering operations in Indiana and Colorado, with minimal ongoing expenses expected by us related to these revenues. If any one of the contracting parties generates annual revenues in excess of the minimum amount set forth in its respective sports wagering agreement, we should receive more than $7 million per year.

Advancement of American Place Proposal. In August 2019, the Company submitted a proposal to construct and operate American Place, a proposed casino and resort destination in Waukegan, Illinois, approximately 35 miles north of downtown Chicago. This proposal was in response to recent legislative efforts to expand gaming in Illinois. In October 2019, the Waukegan City Council advanced the Company’s American Place proposal, as well as two other competing proposals, to the Illinois Gaming Board. If selected for the Waukegan gaming license, the Company intends to build a casino with approximately 1,500 slot machines, 60 table games, and a high-end boutique hotel.

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

Bronco Billy’s Expansion. In 2018, we began our expansion of Bronco Billy’s, which we anticipate completing in two phases. Phase One of the Bronco Billy’s expansion project includes the construction of an approximately 300‑space parking garage and connector building, the purchase of the Imperial Hotel in June 2018 and certain other parcels of land, and the reopening and rebranding of the Imperial Casino and Hotel as the Christmas Casino & Inn in November 2018. We began construction of the parking garage, the major component of Phase One, in the second quarter of 2019 and expect to complete Phase One in 2020. Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment center, two new restaurants, and a significant upgrade to the Bronco Billy’s casino, is contingent upon receipt of financing on acceptable terms, among other contingencies.

Racetrack Proposal. In the second quarter of 2019, we renewed our two purchase options through July 2020 for approximately 520 acres of adjoining land in Clovis, New Mexico as part of our La Posada del Llano racetrack casino proposal (see Note 8). In August 2019, the New Mexico Racing Commission announced that it would not issue the sixth racing license at this time, but may do so in the future.

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

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Property EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Property EBITDA Margin, which is calculated by dividing Adjusted Property EBITDA by the property’s net revenues.

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three- and nine-months ended September 30, 2019 and 2018:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
Net revenues	$44,259	$44,028	0.5%	$126,416	$123,186	2.6%
Operating expenses	40,865	40,294	1.4%	119,831	116,906	2.5%
Operating income	3,394	3,734	(9.1)%	6,585	6,280	4.9%
Interest and other non-operating expenses, net	2,690	2,050	31.2%	8,223	9,306	(11.6)%
Income tax (benefit) expense	(234)	119	(296.6)%	51	356	(85.7)%
Net income (loss)	$938	$1,565	(40.1)%	$(1,689)	$(3,382)	(50.1)%

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
Casino revenues
Slots	$25,132	$25,541	(1.6)%	$72,418	$72,309	0.2%
Table games	4,993	4,999	(0.1)%	13,281	13,586	(2.2)%
Other	519	227	128.6%	1,693	474	257.2%
	30,644	30,767	(0.4)%	87,392	86,369	1.2%

Non-casino revenues, net
Food and beverage	9,262	9,371	(1.2)%	26,783	26,093	2.6%
Hotel	3,077	2,583	19.1%	8,843	7,448	18.7%
Other	1,276	1,307	(2.4)%	3,398	3,276	3.7%
	13,615	13,261	2.7%	39,024	36,817	6.0%
Total net revenues	$44,259	$44,028	0.5%	$126,416	$123,186	2.6%

The following discussion is based on our consolidated financial statements for the three- and nine-months ended September 30, 2019 and 2018.

Revenues. Consolidated net revenues for the three-month period increased slightly due to higher guest volumes at Silver Slipper, which translated to increased buffet covers, hotel revenues, and table games revenues. The Silver Slipper Sports Book was also open for the full quarter, versus a partial quarter last year. Additionally, increases in slot and table game revenues with the opening of the Christmas Casino at Bronco Billy’s in November 2018 also helped to offset revenue declines at Rising Star, while Northern Nevada remained relatively flat for the quarter.

Consolidated net revenues for the nine-month period increased primarily due to  a stronger first half of 2019 at Silver Slipper, similarly due to higher guest volumes, which translated to increased restaurant covers, hotel revenues, and table game revenues. Revenue increases also reflect the openings of the Silver Slipper Sports Book in August 2018 and the Christmas Casino at Bronco Billy’s in November 2018. These increases helped to offset revenue declines due to lower guest volumes at our Northern Nevada and Rising Star segments.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three-month period increased slightly due to the launch of a significant mass marketing campaign during the third quarter of 2019 to introduce several of Rising Star’s new amenities, including its new Ben’s Bistro, its ferry service, and its RV park, as well as increases in operating expenses reflecting the addition of ferry boat operations, which began in September 2018. At Silver Slipper, higher variable costs were attributed to revenue increases, where additional food covers resulted in higher food costs and a full period of operations at the Silver Slipper Sports Book – which was not open until August 2018 – resulted in more fees paid to our sports book operations partner versus the prior-year period. At Bronco Billy’s, increases in operating expenses were attributed to the Christmas Casino & Inn, including slot machine leases and participation agreements, other property-related costs, additional labor, and gaming taxes and fees.

Consolidated operating expenses for the nine-month period increased for the reasons mentioned above, in addition to higher gaming-related taxes and variable rent (see Note 3) at Silver Slipper as a result of casino revenue increase. Increased marketing spend earlier during the first half of 2019 at Silver Slipper also proved successful in driving revenue growth for the year-to-date period. The remaining increases in operating expenses were primarily due to increased labor costs and company-wide increases to overall benefits costs.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest cost (excluding loan fee amortization)	$2,651	$2,469	$7,735	$7,292
Amortization of debt issuance costs and discount	247	197	845	595
Change in fair value of interest rate cap agreement	8	(41)	90	(40)
Capitalized interest	(478)	(112)	(608)	(328)
	$2,428	$2,513	$8,062	$7,519

The decrease in interest expense for the three-month period is primarily due to the increase in capitalized interest for our ongoing expansion project at Bronco Billy’s.

The increase in interest expense for the nine-month period is primarily due to the total amount of indebtedness as a result of the issuance of the Incremental Notes in May 2019. Additionally, the rise in the three-month London Interbank Offered Rate (“LIBOR”), when compared to the prior year period, also affected the total interest expense due for the Notes.

Other Non-Operating Expenses, Net

For the three- and nine-month periods ended September 30, 2019, we had approximately $262,000 and $161,000 of other non-operating expenses from the fair value adjustment to our outstanding warrants, which is a non-cash item related to changes in our stock price. This compares to $463,000 of other non-operating income and $1,787,000 of other non-operating expense for the three- and nine-month periods ended September 30, 2018, respectively, which reflect a fair value adjustment to our outstanding warrants for both periods and a loss on the extinguishment of debt for the nine-month period.  During each reporting period, increases in our share price result in increases in the value of the warrants, causing a non-cash loss. Conversely, decreases in our share price result in decreases in the value of the warrants, causing a non-cash gain.

Income Tax Expense. Income tax benefit was $(0.2) million and income tax provision was  $0.1 million for the three- and nine-month periods ended September 30, 2019, which resulted in effective income tax rates of (33.2%) and (3.1%), respectively.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2019 results. Tax losses incurred in 2019 may offset taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we currently maintain a valuation allowance against our remaining deferred tax assets.

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

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA; see “Non-GAAP Financial Measure” for additional information. Additionally, management uses Adjusted Property EBITDA as the measure of segment profit in accordance with GAAP.

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2019	2018	Change	2019	2018	Change
Net revenues
Silver Slipper Casino and Hotel	$18,066	$17,887	1.0%	$56,238	$51,888	8.4%
Rising Star Casino Resort	11,735	12,228	(4.0)%	34,202	35,983	(4.9)%
Bronco Billy's Casino and Hotel	8,114	7,520	7.9%	21,431	20,557	4.3%
Northern Nevada Casinos	6,344	6,393	(0.8)%	14,545	14,758	(1.4)%
	$44,259	$44,028	0.5%	$126,416	$123,186	2.6%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$3,009	$3,072	(2.1)%	$10,448	$9,138	14.3%
Rising Star Casino Resort	156	831	(81.2)%	1,163	2,100	(44.6)%
Bronco Billy's Casino and Hotel	1,582	1,463	8.1%	3,074	3,424	(10.2)%
Northern Nevada Casinos	2,108	2,066	2.0%	2,516	2,526	(0.4)%
Adjusted Property EBITDA	6,855	7,432	(7.8)%	17,201	17,188	0.1%
Corporate	(1,064)	(960)	10.8%	(3,582)	(3,311)	8.2%
Adjusted EBITDA	$5,791	$6,472	(10.5)%	$13,619	$13,877	(1.9)%

Silver Slipper Casino and Hotel

Net revenues during the three-month period increased by 1.0%, primarily due to near record-breaking guest volumes, which drove increases in both buffet covers and hotel revenues. Silver Slipper continues to benefit from recent property investments, including the May 2019 renovation of its casino and buffet and the August 2018 opening of its sports book.  These increases were despite the impact of Hurricane Barry in July 2019.  Although the hurricane did not close the casino, its passage brought significant wind and rainfall to the area and adversely impacted business on an important weekend.

For the nine-month period, net revenues grew 8.4%, similarly due to the reasons stated above. Combined with improved weather in the first quarter of 2019, as compared to the sub-freezing weather from the prior-year period, these changes helped increase customer counts and restaurant covers, which translated to revenue increases as further discussed below.

Casino revenue decreased by 7.9% for the three-month period, despite near record-breaking guest volumes, due primarily to a decrease in win percentage. Casino revenue declines were also attributed to the effects of Hurricane Barry, which affected the volume on a key weekend in July 2019. However, for the nine-month period, casino revenue increased by 1.8%, driven mostly by the addition of sports book operations in August 2018.

Non-casino revenue rose 17.5% and 21.1% for the three- and nine-month periods, respectively. This was driven by a 12.2% increase in food and beverage revenues during the quarter and a 16.4% increase for the nine-month period, reflecting increases in total restaurant covers stemming from the recent renovations and increases in the pricing of the buffet. Hotel occupancy declined to 87.0% for the third quarter of 2019 from 90.9% in the prior-year period, and fell to 89.1%  for the nine-month period of 2019 from 92.7% for the prior-year period. Despite this decline, hotel revenues increased by 58.3% and 53.9% for the three- and nine-month periods, respectively, of 2019 due to an increase in the average daily room rate.

Adjusted Property EBITDA for the three-month period decreased by 2.1% due to the reasons described above. For the nine-month period, Adjusted Property EBITDA rose by 14.3%. A property-wide focus on expense management, which began in the first half of 2018, continued to benefit operations during the 2019 period, primarily with respect to labor efficiencies. We also continue to improve and broaden the Silver Slipper’s marketing efforts. Adjusted Property EBITDA Margin decreased to 16.7% for the third quarter of 2019 from 17.2% for the prior period, but increased to 18.6% for the nine-month period of 2019 from 17.6% for the prior-year period.

Rising Star Casino Resort

Net revenues during the three-month period decreased due to lower business volumes, which we believe resulted from two ongoing road construction projects, as well as the opening in September 2018 of a racino located at a racetrack in Louisville, Kentucky. The repaving of the key highway leading to the property started in the first quarter of 2019, while a second project affecting an alternate route to the property started in the second quarter.  Both projects are expected to be completed by the end of 2019. Casino revenue increased slightly by 0.6%, attributed to an increase in slot volume but slightly lower hold. Food and beverage revenues decreased due to the closure of a restaurant for most of the quarter for its transformation into the new Ben’s Bistro, which opened in mid-September 2019, in addition to a decline in guest volumes. The breakfast buffet was discontinued this year starting in February 2019; it was replaced by a continental breakfast, which is included as part of a new daily resort fee. Hotel revenues were approximately flat for the quarter, with lower occupancy offset by a higher average daily room rate and the implementation of the daily resort fee.

Similarly, net revenues during the nine-month period decreased due to lower business volumes for the reasons described above. Casino revenue decreased by 2.5%, reflecting a 0.5% decrease in slot revenue due to lower volumes and a relatively flat hold percentage. Casino revenue was also affected by a 10.6% decrease in table games revenue and a 1.9 percentage point decrease in table games hold. Due in part to traffic delays resulting from the construction projects, we continued to aggressively market our free-of-charge ferry boat to neighboring Boone Country, Kentucky, as an easier travel alternative to our property for many customers. We believe that this initiative has helped offset the effects of construction traffic.

Adjusted Property EBITDA for the three- and nine-month periods decreased by 81.2% and 44.6%, respectively, due to the revenue declines described above, recent severance expenses mostly within the third quarter related to management changes at the property, and a significant mass marketing campaign during the third quarter of 2019 to introduce several of Rising Star’s new amenities – including Ben’s Bistro, our ferry service, and our RV park – to the communities surrounding Rising Star and Cincinnati.  Moreover, expenses in the 2019 period reflect additional costs to operate the ferry boat, which began operations in September 2018. As a result, Adjusted Property EBITDA Margin declined to 1.3% from 6.8% in the prior-year quarter.

Recent legislative changes in Indiana, including the introduction of sports wagering (with on-site sports wagering expected to begin operations in the fourth quarter of 2019, followed in the months thereafter by online sports wagering) and a reduction in certain gaming tax rates (beginning in July 2021), are expected to benefit the property’s operating results over the long-term. Of note, we recently signed sports wagering agreements with three different sports betting companies related to Indiana.  In summary, these agreements allow the Company to:

•	Receive one-time market access fees for Indiana totaling $3.0 million, of which $2.0 million was received by the Company in September and $1.0 million in October 2019;

•

Receive a share of net sports wagering revenues, with Full House’s portion of such revenues contractually guaranteed to total at least $3.5 million annually for Indiana.  If any one of our Indiana contracting parties generates annual revenues in excess of the minimum amount set forth in its respective sports wagering agreement, our annual revenues from sports wagering in Indiana should exceed $3.5 million.  The Company expects to have minimal ongoing expenses related to these revenues; and

•

Have a term length of at least 10 years for each of the sports wagering agreements. These contracts can be extended to a total length of up to 20 years upon mutual agreement of us and the relevant third party.

These improvements may be somewhat offset by the acceleration in the law to January 2020, from 2021, for the introduction of table games at racetrack casinos in the Indianapolis area. While the two racetracks near Indianapolis do not have live table games today, they do currently have electronic table games, as well as slot machines.

Bronco Billy’s Casino and Hotel

Net revenues for the three- and nine-month periods increased by 7.9% and 4.3%, respectively, due to the addition of the Christmas Casino & Inn in November 2018 and revamped marketing.  Slot volumes were lower in the third quarter and during the nine-month period, while slot hold percentages increased by 0.9 and 0.5 percentage points, respectively.  This resulted in a 13.4% increase in slot revenues in the third quarter, and by 7.8% for the nine-month period, despite snow storms on certain key weekend periods in the first quarter of 2019. Table games volumes were higher in the third quarter and during the year, as were their hold percentages, increasing by 4.5 and 2.0 percentage points, respectively. Food and beverage revenues decreased during the quarter and nine-month period, as a reduction in operating hours resulted in fewer covers. Hotel revenues increased by 10.1% and 15.6% for the respective three- and nine-month periods due to the acquisition of the Imperial Hotel in mid-2018, which was rebranded as part of the Christmas Casino & Inn.

Adjusted Property EBITDA for the three-month period increased by 8.1% and for the nine-month period decreased by 10.2%. For the three-month period, the increase was due to the revenue increases described above. Additionally, our revamped marketing programs were both more efficient and more effective than the programs that they replaced. For the nine-month period, the decrease was primarily due to increased facility costs related to operating the Christmas Casino & Inn, transition costs related to management changes at the property earlier in 2019, and an increase to the state’s minimum wage that went into effect on January 1, 2019.  Adjusted Property EBITDA Margin remained flat at 19.5% from the prior-year quarter.

Additionally, similar to Rising Star, we recently signed sports wagering agreements with three different sports betting companies related to Colorado.  In summary, these agreements allow the Company to:

•

Receive one-time market access fees for Colorado totaling $3.0 million, which will become payable to us once the results from the November 5, 2019 election that ratified sports wagering in Colorado are certified by the state;

•

Receive a share of net sports wagering revenues, with Full House’s portion of the revenues guaranteed to total at least $3.5 million annually for Colorado.  If any one of our Colorado contracting parties generates annual revenues in excess of the minimum amounts set forth in its respective sports wagering agreement, our annual revenues from sports wagering in Colorado should exceed $3.5 million.  The Company expects to have minimal ongoing expenses related to these revenues; and

•

Have a term length of at least 10 years for each of the sports wagering agreements. These contracts can be extended to a total length of up to 20 years upon mutual agreement of us and the relevant third party.

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

During the third quarter of 2019, net revenues decreased by 0.8%, reflecting slightly lower volume and a relatively flat hold percentage for slots at Grand Lodge Casino, offset by improvements in table game revenues. Food and beverage revenue at Stockman’s Casino remained relatively flat at $0.5 million despite the closure of its steakhouse for renovation during part of the quarter. That steakhouse renovation was completed in October 2019.

For the nine-month period, net revenues decreased by 1.4%. This was in part due to a 0.8 percentage point decrease in the table games hold percentage at Grand Lodge Casino, decreasing to 13.9% in the 2019 year-to-date period as compared to 14.8% for the prior-year period.

Adjusted Property EBITDA for the three months ended September 30, 2019 was relatively flat at $2.1 million, with Adjusted Property EBITDA Margin increasing slightly to 33.2% from 32.3% in the prior-year quarter. Similarly, Adjusted Property EBITDA for the nine-month period remained flat at $2.5 million, which resulted in Adjusted Property EBITDA Margin increasing slightly to 17.3% from 17.1% in the prior year. In September of 2018, we canceled our contract for exclusive use of certain rooms with Hyatt that we reserved for gaming customers on a complimentary basis, which helped to ameliorate the decline in revenues in both the third quarter and nine-month periods.

Corporate

Corporate expenses for the three- and nine-month periods increased by $104,000 and $271,000, respectively. A portion of this increase is due to the use of restricted shares for payment of senior management bonuses in the first quarter of 2018 (relating to the year 2017) instead of cash. Corporate expenses in 2019 also rose due to an increase in professional fees and overall increases to benefits costs.

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

The following table presents a reconciliation of net income (loss) and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$938	$1,565	$(1,689)	$(3,382)
(Benefit) provision for income taxes	(234)	119	51	356
Interest expense, net of amounts capitalized	2,428	2,513	8,062	7,519
Loss on extinguishment of debt	—	—	—	2,673
Adjustment to fair value of warrants	262	(463)	161	(886)
Operating income	3,394	3,734	6,585	6,280
Preopening costs	—	140	—	140
Project development and acquisition costs	228	390	503	557
Depreciation and amortization	2,089	2,094	6,263	6,300
Loss on sale or disposal of assets, net	10	—	5	79
Share-based compensation	70	114	263	521
Adjusted EBITDA	$5,791	$6,472	$13,619	$13,877

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2019
(In thousands)

				Project		Adjusted
				Development		Property
	Operating	Depreciation	Loss on	and		EBITDA and
	Income	and	Sale	Acquisition	Share-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,119	$883	$7	$—	$—	$3,009
Rising Star Casino Resort	(445)	601	—	—	—	156
Bronco Billy's Casino and Hotel	1,156	423	3	—	—	1,582
Northern Nevada Casinos	1,964	144	—	—	—	2,108
	4,794	2,051	10	—	—	6,855
Other operations
Corporate	(1,400)	38	—	228	70	(1,064)
	$3,394	$2,089	$10	$228	$70	$5,791

Three Months Ended September 30, 2018
(In thousands)
				Project		Adjusted
				Development		Property
	Operating	Depreciation		and		EBITDA and
	Income	and	Preopening	Acquisition	Share-Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,212	$860	$—	$—	$—	$3,072
Rising Star Casino Resort	74	651	106	—	—	831
Bronco Billy's Casino and Hotel	1,084	345	34	—	—	1,463
Northern Nevada Casinos	1,867	199	—	—	—	2,066
	5,237	2,055	140	—	—	7,432
Other operations
Corporate	(1,503)	39	—	390	114	(960)
	$3,734	$2,094	$140	$390	$114	$6,472

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended September 30, 2019 and 2018 included facility rents related to: (i) Silver Slipper of $0.4 million for both periods, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.2 million during 2019 and $0.1 million during 2018.

Nine Months Ended September 30, 2019
(In thousands)
				Project		Adjusted
				Development		Property
	Operating	Depreciation	Loss on	and		EBITDA and
	Income	and	Sale	Acquisition	Share-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$7,844	$2,599	$5	$—	$—	$10,448
Rising Star Casino Resort	(637)	1,800	—	—	—	1,163
Bronco Billy's Casino and Hotel	1,770	1,304	—	—	—	3,074
Northern Nevada Casinos	2,070	446	—	—	—	2,516
	11,047	6,149	5	—	—	17,201
Other operations
Corporate	(4,462)	114	—	503	263	(3,582)
	$6,585	$6,263	$5	$503	$263	$13,619

Nine Months Ended September 30, 2018
(In thousands)
					Project		Adjusted
					Development		Property
	Operating	Depreciation	Loss on		and		EBITDA and
	Income	and	Disposal of	Preopening	Acquisition	Share-Based	Adjusted
	(Loss)	Amortization	Assets	Costs	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$6,646	$2,491	$1	$—	$—	$—	$9,138
Rising Star Casino Resort	103	1,882	9	106	—	—	2,100
Bronco Billy's Casino and Hotel	2,127	1,194	69	34	—	—	3,424
Northern Nevada Casinos	1,909	617	—	—	—	—	2,526
	10,785	6,184	79	140	—	—	17,188
Other operations
Corporate	(4,505)	116	—	—	557	521	(3,311)
	$6,280	$6,300	$79	$140	$557	$521	$13,877

Operating expenses deducted to arrive at operating income (loss) in the above tables for the nine-month period ended September 30, 2019 and 2018 included facility rents related to: (i) Silver Slipper of $1.3 million during 2019 and $1.2 million during 2018, (ii) Northern Nevada of $1.4 million for both periods, and (iii) Bronco Billy’s of $0.5 million during 2019 and $0.3 million during 2018.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2019, we had $27.8 million of unrestricted cash and equivalents. Management estimates that approximately $10 million of cash and equivalents is currently required for our day-to-day operations.

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

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the nine-months ended September 30, 2019 was $5.7 million, compared to cash provided by operations of $6.4 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2019 and 2018 periods, our operating cash flows decreased due to working capital changes, which more than offset the increase in our operating income. The 2019 period also included the receipt of $2.0 million related to one-time market access fees for sports betting at Rising Star and in Indiana, as discussed elsewhere in this document.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine-months ended September 30, 2019 was $6.2 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the Phase One expansion at Bronco Billy’s,  the remodeling of the Silver Slipper casino and the renovation of the Stockman’s Steakhouse. Cash used in investing activities during the prior-year period was $14.2 million, related primarily to the ferry boat and other projects at Rising Star, the purchase of the Imperial Hotel and other land near Bronco Billy’s, and design work related to the Company’s planned expansion at Bronco Billy’s.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the nine-months ended September 30, 2019 was $7.7 million, which was primarily related to proceeds from the Incremental Notes, offset by both the finance lease at Rising Star (see Note 3) and the increased principal payments related to the Notes. Cash provided by financing activities for the prior-year period was $8.7 million, which was primarily related to proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the Company’s refinancing of its credit facilities, loan and lease principal payments, and purchase of an interest rate cap.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. We expect to meet these obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, in the case of our longer-term expansion of Bronco Billy’s, potentially through additional debt and/or equity. However, our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or the capital markets do not facilitate the issuance of additional debt, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, or obtaining additional equity financing. We believe the sports betting agreements signed in the third quarter may meaningfully improve our credit ratios and may improve our access to, and cost of, debt.

Long-term Debt. As discussed above in the “Executive Overview,” we issued $10 million of Incremental Notes on May 10, 2019 which, similar to our $100 million of Original Notes issued on February 2, 2018, mature on February 2, 2024. The total $110 million of Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0%. The Indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date (as amended), we are required to make increased principal payments of $275,000 (beginning June 30, 2019) with a balloon payment for the remaining $103.5 million due upon maturity. As of September 30, 2019, the total balance of the Notes was $108.2 million, accruing interest at a rate of 9.10%. Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price is currently 102% of par through February 1, 2020 and then reduces to 101.5% (through February 1, 2021), 100.5% (through February 1, 2022), and 100% thereafter.

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

As of September 30, 2019, we were in compliance with our covenants under the Indenture; however, there can be no assurance that we will remain in compliance with all covenants in the future.

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

Common Stock Warrants. In connection with the former Second Lien Credit Facility, we have warrants outstanding, representing rights to purchase approximately 1.0 million shares of our common stock. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility qualified as a triggering event. Accordingly, we have reclassified the obligation to current. As of the date of this filing, the Second Lien Lenders have not exercised such redemption rights. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement, or by registering and selling the shares related to the warrants through a public offering. See Note 6 to the accompanying consolidated financial statements for further information about these warrants which could affect our liquidity and capital resources.

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

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through September 30, 2019 and expect to make additional capital investments during the remainder of 2019 and beyond. These investments are designed to improve the guest experience and to drive visitation, revenue and income growth.

Bronco Billy’s. As discussed above in the “Executive Overview,” we began Phase One of the two-phase expansion of our Bronco Billy’s property in 2018. Through September 30, 2019, we invested approximately $7.0 million for the expansion, primarily for land acquisition, design fees, and the refurbishment and opening of the Christmas Casino & Inn. In the third quarter of 2019, we continued construction of the major component of Phase One, an approximately 300-space parking garage and connector building. During the second quarter of 2019, we began significant relocation of gas, power, and other utilities. We expect to open the parking garage in 2020 and believe that our surplus cash and anticipated cash flows from operations are more than sufficient to fund completion of Phase One. For Phase Two, which includes a four-star hotel, a renovated and expanded casino, and other improvements, we continue to finalize our plans for amenities, fixtures, and other related issues, working toward a guaranteed maximum price contract. Construction of Phase Two is contingent upon receipt of financing on acceptable terms, among other contingencies. We need to substantially complete the parking garage and connector building before beginning Phase Two, as the planned hotel will occupy the surface parking lots currently used by the casino’s customers. If financing can be arranged on acceptable terms before completion of the garage and connector building, then we anticipate that the hotel can be completed before the end of 2021.

Silver Slipper. In the second quarter of 2019, we completed the casino’s first significant renovation since it opened in 2006. The cost of this renovation was approximately $1 million and included upgrades to the carpeting, wallpaper, slot bases and seating within the buffet.

Rising Star. In the third quarter of 2019, we completed the conversion of the existing Queen City Market, a quick-serve restaurant at Rising Star, into Ben’s Bistro. The new restaurant features an updated dining selection and a newly constructed breakfast room. A free-standing specialty coffee kiosk and additional seating were also installed in the entry pavilion, which serves as the property’s functional gathering space that connects guests to the casino, hotel, entertainment venue, retail and dining areas. The cost of this renovation was less than $1 million. In the third quarter of 2019, we began the conversion of Big Vic’s Pub & Grub into a new sports book casino, as allowed under recent changes to the state’s gaming legislation. Our sports betting partner is responsible for most of the investment required for the sports book conversion. The sports book casino is expected to be operational in the fourth quarter of 2019 and, in addition to sports wagering kiosks, is expected to include approximately 20 slot machines.

Stockman’s Casino.  In the third quarter of 2019, we began the remodeling and rebranding of the steakhouse at Stockman’s Casino into the Three Sisters Steakhouse, which represents the first meaningful renovation of the steakhouse in many years. This renovation was completed in October 2019 for an investment of approximately $0.2 million.  It included new carpeting, upholstery, ceiling paneling, lighting, artwork, signage, and an updated menu selection.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10‑K for the year ended December 31, 2018. On January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842) and all related amendments, collectively (“ASC 842”), using the effective date transition approach under the modified retrospective method, which has been updated in Note 2 of this Quarterly Report on Form 10‑Q for the Basis of Presentation and Summary of Significant Accounting Policies. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10‑K for the year ended December 31, 2018. There has been no significant change in our estimation methods since the end of 2018.

Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.”  Specifically, this Quarterly Report on Form 10‑Q contains forward-looking statements relating to (i) our expectations regarding our growth strategies; (ii) our development and expansion plans, including the planned expansion of Bronco Billy’s, our budget and ability to obtain financing for such expansion, the timing for commencement and completion of each phase of such expansion and expected opening dates; (iii) our expectations regarding timing and cost for construction of the parking garage and connector building; (iv) our expectations regarding investments in capital improvements at Rising Star and other projects, including the timing and amounts of such investments and the timing of commencement or completion of such capital improvements and projects; (v) our expectations regarding the certification by the State of Colorado of its November 5, 2019 election results that ratified sports wagering in the state; (vi) our expectations regarding the construction, completion and opening of our on-site and online sports wagering operations in Illinois and Colorado, including the conversion of Big Vic’s Pub & Grub into a new sports book casino and our expectation that our sport betting partner will be responsible for the investment required for the sports book conversion; (vii) our expectations regarding the financial impact of our sports wagering agreements in Illinois and Colorado, including our anticipated receipt of the minimum annual revenue based on the revenue-share structure thereunder or improvements in our credit ratios and access to, and cost of, debt; (viii) our estimated operating requirements; (ix) our beliefs regarding the adequacy of our financial resources to fund operating requirements; (x) our expectations to meet our debt obligations and planned capital expenditure requirements primarily through future anticipated operating cash flows, cash and equivalents and, in the case of our longer-term expansion of Bronco Billy’s, through additional debt and/or equity financing; (xi) our expectations regarding our use of the proceeds from our Incremental Notes offering; (xii) our intention to focus on improving our operating margins; (xiii) our expectations regarding legislative changes in Indiana and future gaming tax rates that may benefit Rising Star’s operating results, as well as potential factors that may offset such anticipated gains; (xiv) our expectations that our marketing efforts of our ferry boat service will help offset the effects of construction traffic; (xv) our belief regarding our CEO’s current intention not to sell his shares; (xvi) our beliefs regarding the adequacy of our insurance; (xvii) our expectations regarding the outcome of legal matters and the impact of recently-issued accounting standards; and (xviii) our estimates and expectations regarding certain accounting and tax matters, among others.

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
•

the timing and effectiveness of the introduction of sports wagering in Indiana and Colorado, as well as the scale, speed and effectiveness that the parties with which we have contracted will introduce and market their respective sports wagering services;

•

the potential for any of the parties with which we have contracted for sports wagering to terminate their agreements prior to the expiration of their term (such as through bankruptcy, sustained unprofitability of their online/mobile operations, a court ruling that overturns the legality of sports wagering in Indiana or Colorado, or their purchase of a physical casino in Indiana or Colorado with a competing online/mobile sports wagering application, subject to an extended non-compete period), and our ability to replace such party with another third-party on similar financial terms and in a timely manner; and

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a‑15(e) and 15d‑15(e)).   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

During the quarter ended September 30, 2019, as a result of an enhanced review of our income tax valuation allowance, we identified and remediated a material weakness in internal controls related to the operation of management’s review of the accounting for the impact of the 2017 Tax Act.  As noted in Note 7, the Company identified and corrected the impact of the 2017 Tax Act to reflect that deferred tax liabilities associated with indefinite-lived intangible assets should be netted against certain deferred tax assets and net operating loss carryforwards for purposes of assessing the realizability of those assets.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 6. Exhibits

16.1

Letter regarding Change in Registrant’s Certifying Accountant, dated August 23 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583), filed on August 26, 2019

31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a‑14(a)/15(d)‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a‑14(a)/15(d)‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: November 12, 2019	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 12, 2019	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)