Form 10-K
period 2019-12-31
FULL HOUSE RESORTS INC
filed 2020-03-30
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2019
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-32583

FULL HOUSE RESORTS, INC.

(Exact Name of Registrant as specified in Its Charter)

Delaware	13‑3391527
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Summerlin, 1980 Festival Plaza Drive, Suite 680, Las Vegas, Nevada 89135

(Address and zip code of principal executive offices)

(702) 221‑7800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 per Share	FLL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☑	Smaller reporting company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☑

The aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, as of June 28, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), was: $45.1 million. As of March 26, 2020, there were 27,075,962 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated By Reference

The information required by Part III of this Form 10‑K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2020, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019.

FULL HOUSE RESORTS, INC.

PART I

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

The following table presents selected information concerning our casino resort properties as of December 31, 2019:

	Acquisition		Slot	Table	Hotel
Property	Date	Location	Machines	Games	Rooms
Silver Slipper Casino and Hotel	2012	Hancock County, MS (near New Orleans)	855	24	129
Bronco Billy’s Casino and Hotel	2016	Cripple Creek, CO (near Colorado Springs)	828	10	36
Rising Star Casino Resort	2011	Rising Sun, IN (near Cincinnati)	825	24	294
Stockman’s Casino	2007	Fallon, NV (one hour east of Reno)	219	4	—
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	2011	Incline Village, NV (North Shore of Lake Tahoe)	269	17	*

*We have agreements with Hyatt that allow us to provide rooms, as well as other amenities and services, to our guests at mutually agreeable rates to support our operations.

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

The primary lease for the Silver Slipper includes approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of marshlands. The lease term ends in April 2058. Through October 2027, we have the option to purchase the land site. Management believes that it will be economically favorable to exercise the buyout option and intends to do so, subject to our financial resources and future capital market conditions.

We also manage a nearby 37‑space beachfront RV park under a management contract, which expires on March 31, 2025, unless canceled by either party.

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

In 2018, we began our expansion of Bronco Billy’s, which was designed to be completed in two phases. Phase One of the Bronco Billy’s expansion project includes the construction of a 319-space parking garage and connector building, the purchase of the Imperial Hotel in June 2018 and certain other nearby parcels of land, and the reopening and rebranding in November 2018 of the Imperial Casino and Imperial Hotel as the Christmas Casino & Inn. In March 2020, in light of the global coronavirus pandemic, we paused construction of the parking garage, which was in the early stages of construction. We do not yet know when or if conditions will warrant the resumption of such construction. Phase Two of the Bronco Billy’s expansion project is expected to include a new luxury hotel tower, spa, convention and entertainment space, two new restaurants, and a substantial remodeling of the casino. However, we do not intend to commence significant construction of Phase Two until Phase One is completed. Additionally, construction of Phase Two is contingent upon receipt of financing on acceptable terms, among other contingencies.

Rising Star Casino Resort

Rising Star Casino Resort (“Rising Star”) is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, within two hours of Indianapolis, Indiana, and also within two hours of Louisville and Lexington, Kentucky. Rising Star offers, in addition to casino space, a contiguous 190‑room hotel, an adjacent leased 104‑room hotel, a 56‑space RV park, five dining outlets, and an 18‑hole golf course. The 104‑room hotel is leased pursuant to a finance lease agreement that expires in 2027 and contains a bargain purchase option, whereby we have the right to purchase the hotel and the landlord has the right to put the hotel to us, in both cases for $1 if exercised upon maturity of the lease. We also own 1.3 acres of vacant land located in Burlington, Kentucky that is used as part of our ferry boat operations, as further described below.

In the second half of 2018, we completed several capital projects. In July 2018, we renovated the entry pavilion and the adjoining hotel’s lobby and hallways. We also commenced operations for a 10‑vehicle ferry boat service in September 2018 that connects the more populous Boone County, Kentucky to our Rising Star property in Indiana. In the second half of 2019, we renovated and rebranded the existing casual restaurant as the new Ben’s Bistro. During recent years, Rising Star was adversely affected by the legalization of gaming in Ohio, where several new competitors are now located. All of such potential casinos in Ohio are now open.

Northern Nevada

Stockman’s Casino

Stockman’s Casino (“Stockman’s”) is located approximately one hour from Reno, Nevada. In addition to gaming space, the facility has a bar, a fine-dining restaurant and a coffee shop. In 2018, we completed numerous external improvements to the property, including a new porte cochère. Stockman’s primarily serves the local market of Fallon and surrounding areas, including the nearby Naval Air Station Fallon, the United States Navy’s premier air-to-air and air-to-ground training facility, informally referred to as the “Top Gun” school.

Grand Lodge Casino

We operate the Grand Lodge Casino at the Hyatt Lake Tahoe under a lease with Hyatt Equities, L.L.C. (“Hyatt”), which ends on August 31, 2023. Grand Lodge Casino is located within the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe and includes approximately 20,990 square feet of leased space. The Hyatt Lake Tahoe is one of three AAA Four Diamond hotels in the Lake Tahoe area. Its customers consist of both locals and tourists visiting the Lake Tahoe area.

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

Costs and Effects of Compliance with Environmental Laws

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. For example, our Indiana property is subject to the Indiana Department of Environmental Management for its riverboat, ferry boat and golf club operations, and our Mississippi property is located near environmental wetlands. Failure to comply with applicable laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and may also incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent the property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, we cannot assure you that such matters will not have such an effect in the future.

Competition

The gaming industry is highly competitive. Gaming activities with which we compete include traditional commercial casinos and casino resorts in various states including on tribal lands and at racetracks, riverboat and dockside gaming, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse and dog racing and jai alai, sports betting and card rooms. Furthermore, competition from Internet lotteries, sweepstakes, and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties, and thus, adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming. We also compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to their feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper Casino and Hotel is the western-most casino on the Mississippi Gulf Coast and competes with two larger casinos located nearby, one of which completed a significant expansion in mid‑2018. It also competes with casinos in Biloxi, Mississippi and New Orleans and Baton Rouge, Louisiana. Biloxi is one hour east of the Silver Slipper along Interstate 10. New Orleans and Baton Rouge are one and two hours, respectively, west of Silver Slipper.

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

Bronco Billy’s Casino and Hotel

Bronco Billy’s is located in Cripple Creek, Colorado, which is a historic gold mining town located approximately one hour southwest of Colorado Springs, on the west side of Pikes Peak. Cripple Creek is one of only three cities in Colorado where commercial gaming is permitted. The other two cities are near Denver. Additionally, two Native American gaming operations exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs than Cripple Creek. As of December 31, 2019, we believe that Bronco Billy’s was amongst the largest of the seven gaming facilities operating in Cripple Creek. Several of those competitors have announced their intent to expand, principally through the addition of new hotel rooms, with one of those projects having broken ground. Gaming in Colorado is “limited stakes,” which restricts any single wager to a current maximum of $100.

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

A Kentucky Supreme Court decision in 2014 permits horse racing tracks in Northern Kentucky to install slot machine-like devices, although it has not yet done so. We also compete with racetracks in Louisville and Lexington, Kentucky, that recently installed such machines. In December 2019, our competitor near Louisville completed a significant investment to transition from its dockside riverboat casino to a new land-based casino. Additionally, on January 1, 2020, the racetrack casinos near Indianapolis (which were previously limited to slot machines) began offering live table games.

Northern Nevada

Stockman’s Casino

Stockman’s Casino is the largest of several casinos in Churchill County, which has a population of approximately 25,000 residents. Churchill County is also the home of Naval Air Station Fallon, the United States Navy’s premier air-to-air and air-to-ground training facility, informally referred to as the “Top Gun” school. While we are not aware of any significant planned expansion to gaming capacity in the Churchill County area, additional competition may adversely affect our financial condition or results of operations. Furthermore, while the Navy appears to be currently expanding its base in Fallon, a reduction of its activities at the base has, in the past, and would likely have an adverse effect on Stockman’s results of operations. Fallon is approximately 30 minutes east of the new large Tesla battery factory and other developments in the Tahoe-Reno Industrial Center.

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

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal “Christmas Casino” event at Rising Star Casino Resort. We advertise through various channels, including radio, television, Internet, billboards, newspapers and magazines, direct mail, email and social media. We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals. Our customer loyalty programs include the Silver Slipper Casino Players Club, Bronco Billy’s Mile

High Rewards Club, the Rising Star Rewards Club™, the Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as “free play,” cash back, complimentary dining, and hotel stays.

Our properties do not have coordinated loyalty programs. We do not currently believe that it would be economically advantageous given the disparate locations of our properties. Instead, our loyalty programs focus on providing each casino’s customers the amenities they most prefer.

Employees

As of March 1, 2020, we had 15 full-time corporate employees, three of whom are executive officers and one additional senior management employee. Our casino properties had 1,255 full-time and 315 part-time employees as follows:

	Full-time	Part-time
Silver Slipper Casino and Hotel	476	101
Bronco Billy’s Casino and Hotel	253	56
Rising Star Casino Resort	347	114
Grand Lodge Casino	92	38
Stockman’s Casino	87	6
Corporate	15	—
Total Employees	1,270	315

We believe that our relationship with our employees is excellent. None of our employees are currently represented by labor unions.

Available Information

Our principal executive offices are located at Full House Resorts, Inc., One Summerlin, 1980 Festival Plaza Drive, Suite 680, Las Vegas, Nevada 89135, and our telephone number is (702) 221‑7800. Our website address is www.fullhouseresorts.com. We make available, free of charge, on or through our Internet website, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and information contained on our Internet website are not part of this annual report on Form 10‑K and are not incorporated by reference herein.

Forward-Looking Statements

This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Specifically, this Annual Report on Form 10‑K contains forward-looking statements relating to our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic and our expectations regarding the reopening of casinos and the length of time that state government authorities will require casinos in the respective states to remain closed; our development and expansion plans, including a planned expansion of Bronco Billy’s, our budget and ability to obtain financing for such expansion and the timing for commencement (or recommencement in the case of Phase One) or completion of each phase of such expansion; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports wagering agreements, including expected revenues and expenses, duration of terms and expected timing for launch, in the case of the Colorado agreements; the racetrack proposal and Waukegan proposal; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; cash interest expense in 2020; anticipated sources of funds; anticipated legislative pursuits; the operation of our ferry boat service at Rising Star Casino Resort; belief that Bronco Billy’s is amongst the largest of the seven gaming facilities operating in Cripple Creek; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Various factors may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including risks and uncertainties about the following:

•	repayment of our substantial indebtedness;
•	the adverse impact of the coronavirus pandemic outbreak on our business, constructions projects, financial condition and operating results, including on our ability to continue as a going concern;
•

actions by government officials at the federal, state or local level with respect to steps to be taken, including, without limitation, temporary shutdowns, travel restrictions, social distancing and shelter-in place orders, in connection with the coronavirus outbreak;

•	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
•	the impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our credit facilities and other material contracts;
•	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, customers, insurance carriers, and other stakeholders;
•	the impact of any uninsured losses;
•	disruptions in our supply chain;
•	disruptions or shortages in our labor supply;

•	the adverse impact of cancellations and/or postponements of hotel stays and convention and trade shows on our business, market position, growth, financial condition and operating results.
•	changes in guest visitation or spending patterns due to health or other concerns;
•	substantial dilution related to our outstanding stock warrants and options;
•	our ability to successfully implement our growth strategies, including the Bronco Billy’s expansion, capital investments and potential acquisitions;
•	commercial success and financial performance of our Bronco Billy’s expansion, including the Christmas Casino & Inn, and our other capital projects;
•

risks related to entering into sports betting operations, including our ability to establish and maintain relationships with key partners or vendors, the ability and/or willingness of our partners to sustain sports betting operations should they experience an extended period of unprofitability, and the ability to replace existing partners or vendors on similar terms as our existing revenue guarantees;

•	risks related to entering into the sports wagering agreements, including the ability of the parties to perform their obligations under the respective agreements;
•

the impact that any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments such as our senior secured notes;

•	commerciality of our ferry boat service and risks associated with ferry boat operations;
•	the successful integration of acquisitions, if any;
•	our ability to continue to comply with the covenants and terms of our debt instruments;
•	risks associated with our development and construction activities;
•	some of our casinos being on leased property;
•	changes to anticipated trends in the gaming industries;
•	changes in patron demographics;
•	general market and economic conditions, including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
•	access to capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;
•	dependence on key personnel;
•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;
•	availability of adequate levels of insurance;

•	changes to federal, state, and local taxation and tax rates, and gaming and environmental laws, regulations and legislation;
•	our ability to comply with existing laws and regulations to which we are subject;
•	any violations of the anti-money laundering laws;
•	cyber-security risks, including misappropriation of customer information or other breaches of information security;
•	our ability to obtain and maintain gaming and other licenses, and obtain entitlements and other regulatory approvals for projects;
•	impact of severe weather;
•	lack of alternative routes to certain of our properties;
•	the competitive environment, including increased competition in our target market areas;
•	impact of the outcome of litigation matters;
•	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements; and
•	other factors described from time to time in this and our other Securities and Exchange Commission (“SEC”) filings and reports.

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

Item 1A. Risk Factors.

An investment in our securities is subject to risks inherent to our business. We have described below what we currently believe to be the material risks and uncertainties in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10‑K.

We also face other risks and uncertainties beyond what is described below. This Annual Report on Form 10‑K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly. You could lose all or part of your investment.

The outbreak of COVID-19 (coronavirus) has significantly impacted the global economy, including the gaming industry, and could have a material adverse effect on our results of operations, cash flows and liquidity.

The coronavirus pandemic and the efforts to contain it have significantly impacted the global economy, including the gaming industry in the United States and abroad. The ongoing coronavirus outbreak has resulted in extended shutdowns of non-

essential businesses around the world. Furthermore, governments are discouraging all non-essential movement and/or ordering social distancing and sheltering-in-place in an effort to help control the transmission of the coronavirus.

The coronavirus can be detected in individuals. The testing kits and tools have not been widely available and it is uncertain as to when they will become widely available. It is also possible to test for antibodies to COVID-19, a sign that an individual may have had the disease and may be less susceptible to contracting it again. Such testing is not yet widely available and it is not clear when it might become widely available. Eventually, medical professionals expect that there will be a vaccine for COVID-19, but the availability of that vaccine may be months or even years away. There have been similar outbreaks in the recent past (SARS, Ebola, MERS, and H1N1, for example, as well as various other strains of the flu) and there could be other pandemics in the future that could be similar or worse than COVID-19.

As a precautionary measure against the ongoing spread of the coronavirus, various state governments ordered the temporary closure of all casinos in their respective states, including all the states in which we have casino operations. As previously disclosed, Rising Star Casino Resort temporarily suspended operations on March 16, 2020 until further notice, Silver Slipper Casino and Hotel temporarily suspended operations on March 17, 2020 until further notice, Bronco Billy's Casino and Hotel temporarily suspended operations on March 17, 2020 until April 30, 2020, and Grand Lodge Casino and Stockman's Casino temporarily suspended operations on March 18, 2020 for a period of 30 days. While these closures are expected to be temporary, the current circumstances are dynamic and the impacts of the coronavirus on our business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. However, we anticipate this could have a material adverse impact on our business, results of operations, financial position and cash flows.

After our casinos are eventually allowed to reopen, some guests may choose for a period of time not to travel or visit our properties for health concerns, which could lead to lower occupancy and lower room rates at our hotels, potential hotel closures, or additional closures or disruptions in our casino business, any of which could have a negative impact on our business and operating results. If the coronavirus continues to spread in the United States, we may elect on a voluntary basis to again close (after their reopening) certain of our properties or portions thereof, or governmental officials may order additional closures or impose further restrictions on travel or on the number of people allowed in our casino or perhaps sitting at any specific table game or bank of slot machines. There may also be restrictions on concerts or special events that we have historically used to bring customers to our properties. Any of these events could result in significant disruptions to our operations and a drop in demand for our hotel-casino properties and could have a material adverse effect on us. Moreover, our operations could be negatively affected if employees elect to stay home or are quarantined as the result of exposure to the virus. In addition, our reliance on third-party suppliers for food and other services exposes us to volatility in the prices and availability of these and similar goods and services. Such operational disruptions could increase our costs, further decrease our operating efficiencies and have a material adverse effect on our business, results of operations, financial condition and cash flows. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain, including the duration and impact on overall customer demand, the timing of the reopening of our casinos, new information which may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others.

A prolonged closure of our casinos would negatively impact our ability to remain in compliance with our debt covenants, which would raise substantial doubt about our ability to continue as a going concern.

Our casinos are our primary sources of income and operating cash flows which we rely upon to remain in compliance with debt covenants under our senior secured notes due 2024 (the “Notes”) and meet our obligations when due. As noted above, due to the coronavirus pandemic, our operations at our casinos and hotels have been temporarily suspended and there is uncertainty as to when we will be permitted to reopen them.  Because we operate in several different jurisdictions, we may be able to reopen some, but not all, of our casinos within a certain time frame.  Although we believe we have sufficient resources to fund our currently-reduced operations for a period of time that lasts substantially beyond the currently mandated closure periods, we have no control over and cannot predict the length of the closure of our casinos and hotels due to the pandemic.  If we are unable to generate revenues from our casinos due to a prolonged period of closure or experience significant declines in business volumes upon reopening, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations.  In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.  Additionally, we could seek additional liquidity through the issuance of new debt or equity, or through the sale of certain assets.  Our ability to obtain additional financing would depend in part on factors outside of our control.  If there is a prolonged closure of our casinos and hotels, or we are unable to obtain additional capital, we may not be able to meet our debt covenants or pay our obligations as they become due and could risk default under the Notes, upon which the amount outstanding could be accelerated, which would raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

If we fail to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, we could be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Capital Market. To maintain the listing of our common stock on The Nasdaq Capital Market, we are required to meet certain continued listing requirements, which include, among others, a minimum closing bid price requirement of $1.00 per share for 30 consecutive trading days and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years. As of March 27, 2020, our bid price was $1.09 as a result of the unprecedented market disruptions caused by the coronavirus (COVID-19) pandemic.  Such bid price was in compliance with the continued listing requirements.

In the event that the closing bid price of our common stock were below $1.00 for 30 consecutive trading days, we could receive a notice from Nasdaq that we are not in compliance with its continued listing requirements.  In connection with the market disruptions following September 11, 2001, Nasdaq temporarily suspended its minimum bid price and market float requirements in an effort to help companies remain listed in view of the extraordinary market conditions.  There can be no assurance, however, that Nasdaq would provide similar temporary relief for companies failing to meet these requirements today.

 If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, Nasdaq may take steps to delist our common stock, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock. Such a delisting could have a negative effect on the price of our common stock and could impair our stockholders’ ability to sell or purchase our common stock when they wish to do so.

In addition, the delisting of our common stock from a national exchange could have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

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

In addition, our indenture governing the Notes requires us, among other obligations, to maintain a total leverage ratio. Our ability to comply with the covenants in the indenture may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, there can be no assurance that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the indenture, or in any instrument governing future indebtedness, including failure to comply as a result of events beyond our control, could result in an event of default. If there were an event of default and it is not waived by the requisite holders (at their option), the trustee or holders could cause all outstanding Notes to be due and payable, subject to applicable grace periods, which could materially and adversely affect our operating results and our financial condition. Additionally, this could trigger cross-defaults under our other debt obligations. We cannot assure you that our assets or cash flow would be sufficient to repay our obligations under the Notes, or any future outstanding debt obligations, if accelerated upon an event of default, particularly in light of the impact of the coronavirus pandemic on our business, cash flows and liquidity, or that we would be able to borrow sufficient funds to refinance the Notes or any future debt instruments.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and expansion efforts, will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors,  including the impact of the coronavirus pandemic.

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

Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

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

Uncertainty relating to the likely phasing out of LIBOR by 2021 may result in us paying increased interest under our debt instruments, such as our senior secured notes.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. As a result, the continuation of LIBOR on its current basis is not guaranteed after 2021, and currently, it appears likely that LIBOR will be discontinued or substantially modified by 2021. If LIBOR ceases to exist, we may need to renegotiate our debt agreements. The discontinuation or modification of LIBOR could result in significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on our operating results.

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

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, racetrack casinos, sports betting, video lottery, poker machines not located in casinos, Native American gaming, social gaming and other forms of gaming. Furthermore, competition from Internet lotteries, sweepstakes, and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could divert customers from our properties and thus materially and adversely affect our business. Such Internet wagering services are often illegal under federal law, but operate from overseas locations and are, nevertheless, sometimes accessible to domestic gamblers. Additionally, there are often proposals to legalize Internet poker and other varieties of Internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey, and Delaware, have enacted legislation authorizing intrastate Internet gaming and Internet gaming operations have begun in these states. Expansion of Internet gaming in other jurisdictions (both legal and illegal) could further compete with our traditional operations, which could have an adverse impact on our business and results of operations.

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

Our riverboat, as well as our ferry boat operations, at Rising Star must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify our casino riverboat for safety, stability and single compartment flooding integrity. All of our casinos also must meet local fire safety standards. We would incur additional costs, if any, if our gaming facilities are not in compliance with one or more of these regulations.

Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations and cash flows.

Regulations governing the conduct of gaming activities and the obligations of gaming companies in any jurisdiction in which we have or in the future may have gaming operations are subject to change and could impose additional operating, financial, competitive or other burdens on the way we conduct our business.

In particular, certain areas of law governing new gaming activities, such as the federal and state law applicable to sports betting, are new or developing in light of emerging technologies. New and developing areas of law may be subject to the interpretation of the government agencies tasked with enforcing them. In some circumstances, a government agency may interpret a statute or regulation in one manner and then reconsider its interpretation at a later date. No assurance can be provided that government agencies will interpret or enforce new or developing areas of law consistently, predictably, or favorably. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate. Any expansion of gaming or restriction on or prohibition of our gaming operations or enactment of other adverse regulatory changes could have a material adverse effect on our operating results. For example, in January 2019, legal counsel for the U.S. Department of Justice (“DOJ”) issued a legal opinion on the Interstate Wire Act of 1961 (“Wire Act”), which stated that the Wire Act bans any form of online gambling if it crosses state lines and reversed a 2011 DOJ legal opinion that stated that the Wire Act only applied to interstate sports betting. The validity of the 2019 DOJ legal opinion and the conflicting interpretations of the Wire Act by DOJ is presently the subject of ongoing litigation.

We may face revenue declines should discretionary consumer spending drop from an economic downturn.

Our net revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been in the past, and could be in the future, adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow. For example, the coronavirus is expected to have indeterminable adverse effects on the global economy, including the United States, such as an economic slowdown and it is possible that it could cause a global recession. This could lead to a reduction in discretionary spending by our guests on entertainment and leisure activities, which could have a material adverse effect on our revenues, cash flow and results of operations. Furthermore, during periods of economic contraction, our revenues may decrease while many of our costs remain fixed and some costs may increase, resulting in decreased earnings.

We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,”  will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing revenue guarantees.

Our contracted sports betting parties, through the use of our permitted website “skins,” will compete in a rapidly evolving and highly competitive market against an increasing number of competitors. The success of their sports betting operations is dependent on a number of factors that are beyond our and their control, including the ultimate tax rates and license fees charged by jurisdictions across the United States; their ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of their products, their ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. While our current agreements with our contracted sports betting parties provide us with guaranteed annual revenue upon their launch of operations, we cannot assure you that any of our contracted sports parties will be able to compete effectively or that they will have the ability or willingness to sustain sports betting operations for an extended period of unprofitability.  Should any of our contracted sports betting parties cease operations, whether due to unprofitability or for other reasons, there can be no assurance that we will be able to replace them on similar terms as our existing revenue guarantees.

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

We expect to continue pursuing expansion opportunities. For example, we plan to build an approximately 180‑guest room hotel in Cripple Creek, Colorado, adjoining and integral with our existing Bronco Billy’s. The expansion is expected to include a spa, parking garage, convention and entertainment space, and two new restaurants. As part of the expansion, we refurbished and reopened the Imperial Casino as the Christmas Casino and rebranded the Imperial Hotel as the Christmas Inn. We also regularly evaluate opportunities for acquisition and development of new properties. We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

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

however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have such purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is either currently more advantageous for us to continue to lease rather than exercise the buyout option, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default could have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt agreements.

We are engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned.

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects are exposed to significant risks, including:

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

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes, the impacts of pandemic such as coronavirus, or other casualty losses or delays;
•	unanticipated cost increase or delays in completing the project;
•	delays in obtaining or inability to obtain or maintain necessary license or permits;
•	lack of sufficient, or delays in the availability of, financing;
•	changes to plans or specifications;
•	performance by contractors and subcontractors;
•	disputes with contractors;
•	personal injuries to workers and other persons;
•	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;
•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;
•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;
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

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.

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

If a pandemic, epidemic or outbreak of an infectious disease, such as the recent coronavirus pandemic, occurs in the United States or on a global scale, our business may be adversely affected. As described elsewhere in these Risk Factors, such events may result in closures of our properties, a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations.

Catastrophic events, such as terrorist and war activities in the United States and elsewhere, when they occur, have had a negative effect on travel and leisure expenditures, including lodging, gaming and tourism. Gun violence has also occurred at casinos, including a mass shooting at a casino in Las Vegas in 2017. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. There also can be no assurance that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist and violent acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.

Several of our properties, including Silver Slipper, Bronco Billy’s and, to a lesser extent, Rising Star, are accessed by our customers via routes that have few alternatives.

The Silver Slipper is located at the end of a dead-end road, with no other access. Bronco Billy’s is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternative is longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road were to close, the alternative routes involve more winding roads through the rolling hills inland from the river. If access to any of these roads is blocked for any significant period, our results of operations and financial condition could be materially affected.

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

While the vast majority of our employees earn more than the minimum wage in the relative jurisdictions and receive medical plan benefits from us, changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, have in the past, and could in the future cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in minimum wage laws, other regulations or prevailing market conditions have recently, and could in the future, further increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could decrease customer service levels at our gaming facilities and therefore adversely impact revenues. For example, the state of Colorado increased its minimum wage in January 2019, which adversely impacted Bronco Billy’s operating results during 2019.

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

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate. A loss of electrical power or a failure of the technology services needed to run the computers could make us unable to run all or parts of our gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenue due to a shutdown of our gaming operations. Although we have designed our systems around industry-standard designs to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events. Additionally, substantial increases in the cost of electricity and natural gas could negatively affect our results of operations.

Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the Internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation or brand names or otherwise harm our business. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant and there is no certainty that such measures, if purchased, could thwart all threats.

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal information are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of personal information.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent property. There can be no assurances that these matters or other matters arising under environmental laws will not have a material adverse effect on our business, financial condition, or results of operations in the future.

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

The market price for our common stock may be volatile, and investors may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	the impact of the coronavirus pandemic on our business;

•	change in market valuations of companies in our industry;
•	change in expectations of future financial performance;
•	regulatory changes;
•	fluctuations in stock market prices and volumes;
•	issuance of common stock market prices and volumes;
•	the addition or departure of key personnel; and
•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance, for example, as a result of the coronavirus epidemic. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, shareholder derivative lawsuits and/or securities class-action litigation has sometimes been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

Silver Slipper Casino and Hotel

We own the facilities and related improvements at the Silver Slipper Casino and Hotel in Hancock County, Mississippi.  The property at year-end offered 855 slot machines and 24 table games, a surface parking lot, an approximately 800‑space parking garage and a 129‑room hotel.  The casino and hotel are located on 38 acres of leased land, including 31 acres of protected marshlands.  The lease expires on April 30, 2058 and contains a purchase option that can be exercised through October 2027.  Rent under the lease was $1.6 million in 2019 (see Note 9 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”).  We are able to exercise our buyout option for $15.5 million plus a retained interest in the property’s operations of 3% of net income (as defined in the lease), for 10 years from the purchase date.  We also lease approximately 5.7 acres of land occupied by offices and warehouse space that are approximately four miles from our casino, as well as small parcels of land with a building and sign.  We also manage a 37‑space beachfront RV park under a management agreement, which expires on March 31, 2025, unless canceled by either party.

Bronco Billy’s Casino and Hotel

Bronco Billy’s Casino and Hotel is located on or near approximately 3.9 acres of owned land and 2.4 acres of leased land that we control in Cripple Creek, Colorado.  The property includes 36 hotel rooms and several acres of surface parking.  A portion of the casino and parking lots are subject to a long-term lease that includes renewal options in three-year increments to 2035 and a purchase option that can be exercised at any time during the lease term.  The purchase price under such option remains at $7.6 million throughout the lease.  Base rent paid in 2019 was $355,000, and such rent escalates through the term of the lease according to a defined schedule.  During 2018, we purchased the operating historic Imperial Hotel and other nearby parcels of land.  In August 2018, we commenced a lease of the freestanding Imperial Casino.  As part of our planned expansion of Bronco Billy’s, we refurbished and rebranded both the Imperial Hotel and Imperial Casino together as the Christmas Casino & Inn in November 2018.  In terms of gaming devices located throughout our property, the Christmas Casino accounted for  15% of our slot machines at year-end, with the remaining  85%  of slot machines at Bronco Billy’s Casino.  Combined, our Cripple Creek operations currently offer 828 slot machines and 10 table games as of year-end.

Rising Star Casino Resort

We own the Rising Star Casino Resort in Rising Sun, Indiana.  At year-end, the property consisted of a dockside riverboat on the Ohio River offering 825 slot machines and  24 table games, a land-based pavilion with approximately 30,000 square feet of meeting and convention space, a 190‑room hotel, a 56‑space RV park, surface parking and an 18‑hole golf course on approximately 311 acres. Additionally, we lease a 104‑room hotel pursuant to a finance lease that expires in October 2027 and contains a bargain purchase option for $1 if exercised upon maturity of the lease.  We also own 1.3 acres in Burlington, Kentucky, from where we commenced ferry boat operations in September 2018; the ferry service connects our Rising Star property in Indiana to the more populous Boone County, Kentucky.

Stockman’s Casino

Included as part of our Northern Nevada segment, we own Stockman’s Casino, located on approximately five acres in Fallon, Nevada.  The facility offers 219 slot machines and four table games as of year-end, a bar, a fine-dining restaurant and a coffee shop, and approximately 300 surface parking spaces.

Grand Lodge Casino

Included as part of our Northern Nevada segment, the Grand Lodge Casino at year-end offered 269 slot machines and 17 table games, and is integrated into the Hyatt Regency Lake Tahoe Resort, Spa and Casino in Incline Village, Nevada on the north shore of Lake Tahoe.  We operate Grand Lodge Casino pursuant to a lease with Hyatt expiring on August 31, 2023 and own the personal property, including slot machines.  The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to our Notes due 2024.  Currently, Hyatt has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings.

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

On March 26, 2020, we had 76 “registered holders” of record of our common stock.  We believe that a substantial number of shareholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.  Such holders are not included in the number of “registered holders” above.

Dividend Policy

We have not paid any dividends on our common stock to date.  The payment of dividends in the future will be at the discretion of our board of directors and will be contingent upon our revenues and earnings, if any; the terms of our indebtedness; our capital requirements; growth opportunities; and general financial condition.  Our debt covenants restrict the payment of dividends and it is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, debt reduction and growth initiatives, reinvesting such earnings on behalf of shareholders.  Accordingly, we do not anticipate paying any dividends in the foreseeable future.

Item 6.  Selected Financial Data.

As a smaller reporting company, as defined by Rule 12b‑2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. “Risk Factors” and elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us”.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include other gaming activities, along with table games, keno and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our recreational vehicle parks (“RV parks”) as owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment.

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. Our sports book operations at Silver Slipper Casino and Hotel is in partnership with a company specializing in race and sports betting. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as  pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus.

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

Recent Developments

Coronavirus.  Pursuant to state government orders to prevent the spread of the coronavirus, we temporarily closed all of our casino properties in March 2020. The extent to which our future results may be affected by the coronavirus will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the timing of the reopening of our casinos and new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. For a more detailed discussion regarding casino closures and coronavirus-related impacts on our business, see “Liquidity and Capital Resources – Coronavirus” below.

Sports Wagering in Indiana and Colorado.  In the second half of 2019, we entered into six sports wagering agreements with three different parties, each allowing such parties to conduct mobile and online sports wagering throughout Indiana and Colorado, as well as the operation of an on-site sportsbook with one of such entities at both Rising Star and Bronco

Billy’s. By October 2019, we received $3 million of the total contracted $6 million in one-time market access fees. We received the remaining $3 million once sports wagering in Colorado was ratified by voters in November 2019. Additionally, once online sports wagering operations has commenced for all six agreements, we anticipate these agreements will generate an aggregate of $7 million in minimum annual revenues for us, based on the revenue-share structure of the contracting parties’ sports wagering operations in Indiana and Colorado, with minimal ongoing expenses expected by us related to these revenues. If any one of the contracting parties generates annual revenues in excess of the minimum amount set forth in its respective sports wagering agreement, we should receive more than $7 million per year. See further information below regarding the expected commencement dates of these agreements.

Bronco Billy’s Expansion.  In 2018, we began our expansion of Bronco Billy’s, which was designed to be completed in two phases. Phase One of the Bronco Billy’s expansion project includes the construction of a 319-space parking garage and connector building, the purchase of the Imperial Hotel (which we acquired in June 2018) and certain other nearby parcels of land, and the reopening and rebranding of the Imperial Casino and Hotel as the Christmas Casino & Inn (which occurred in November 2018). In March 2020, in light of the global coronavirus pandemic, we paused construction of the parking garage, which was in the early stages of construction. We do not yet know when or if conditions will warrant the resumption of such construction. Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment space, and two new restaurants, is contingent upon receipt of financing on acceptable terms, among other contingencies. We do not intend to commence construction of Phase Two until Phase One is completed.

Waukegan Proposal.  On October 29, 2019, the Company submitted an Owners Gaming License Application to the Illinois Gaming Board (“IGB”) to develop and operate American Place, a casino and entertainment destination in Waukegan, Illinois. In its first phase, American Place would include a world-class casino with a state-of-the-art sports book; a premium boutique hotel comprised of twenty luxurious villas, each ranging from 1,500 to 2,500 square feet with full butler service; a 1,500-seat live entertainment venue; and various food and beverage outlets. If awarded the license by the IGB, Full House would also develop and operate a temporary casino on that site while American Place is being constructed. American Place was one of three proposals certified by the Waukegan City Council at its October 17th special meeting. At that meeting, Waukegan Aldermen heard a presentation from the city’s consultant, which ranked American Place the top proposal amongst the various submissions on numerous different criteria. No assurance can be given that the Company will be awarded the license by the IGB.

Racetrack Proposal.    In 2018, the New Mexico Racing Commission (the “NMRC”) announced a competitive process regarding the issuance of the state’s sixth racing license. In accordance with that process, we formally presented our racetrack casino proposal (“La Posada del Llano”) to the NRMC in October 2018 and answered additional questions regarding our project in November 2018. In early 2019, the NRMC announced that it would not issue the sixth racing license at this time, but may do so in the future. If selected by the NRMC, La Posada del Llano is expected to include a racetrack featuring a unique “Moving Grandstand,” an 18‑hole championship golf course, a casino with up to 750 slot machines, and a 300‑guestroom hotel, among other amenities.

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

Results of Operations – 2019 Compared to 2018

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2019 and 2018.

	For the Years Ended
(In Thousands)	December 31,		Percent
	2019	2018	Change
Net revenues	$165,432	$163,887	0.9%
Operating expenses	159,216	156,461	1.8%
Operating income	6,216	7,426	(16.3)%
Interest and other non-operating expenses, net	11,958	11,321	5.6%
Income tax expense	80	476	(83.2)%
Net loss	$(5,822)	$(4,371)	33.2%

The following table details the components of our net revenues for the twelve months ended December 31, 2019 and 2018, which are comprised of casino and non-casino operations.

	For the Years Ended
(In Thousands)	December 31,		Percent
	2019	2018	Change
Casino revenues
Slots	$93,228	$94,989	(1.9)%
Table games	17,373	18,202	(4.6)%
Other	2,789	1,133	146.2%
	113,390	114,324	(0.8)%

Non-casino revenues, net
Food and beverage	35,069	35,058	0.0%
Hotel	11,535	9,864	16.9%
Other	5,438	4,641	17.2%
	52,042	49,563	5.0%
Total net revenues	$165,432	$163,887	0.9%

The following discussion is based on our consolidated financial statements for the years ended December 31, 2019 and 2018, unless otherwise described. For further discussions, refer to “Operating results – reportable segments” below.

Revenues. As indicated in the above table, consolidated net revenues increased by 0.9%, with hotel and sports wagering revenue increases at Silver Slipper helping to overcome decreases in slots and table games revenue. Casino revenue decreases were attributed mostly to a decline in hold percentage at both Silver Slipper and Grand Lodge. Additionally, we installed new slot systems at both Rising Star and Bronco Billy’s in late 2019, resulting in downtime at both casinos. The downtime was significantly longer at Rising Star, with nearly half of the property’s slot machines offline for several weeks. Rising Star was also affected by new competition, including the September 2018 opening of a new casino offering “historical racing machines” in Louisville, Kentucky. For additional detail, please see the segment detail on the following pages.

Operating expenses. Consolidated operating expenses increased by 1.8% due to a temporary increase in marketing spend at Rising Star in efforts to counter increased competition.  Additional facility costs for the Christmas Casino & Inn at Bronco Billy’s – including for rent, participation/leased slot machines, and labor – reflect a full year of operations since the June 2018 acquisition for the Imperial Hotel and the November 2018 opening of the rebranded Christmas Casino & Inn.  The opening of the Christmas Casino & Inn resulted in more than $1 million of incremental expenses without a sufficient increase in revenues to offset it.  At Silver Slipper, expenses increased to reflect a full year of sports book operations since August 2018. For additional detail, please see the segment detail on the following pages.

Interest and other non-operating expense, net.

Interest Expense

(In Thousands)	For the Years Ended
	December 31,
	2019	2018
Interest cost (excluding loan fee amortization)	$10,316	$9,716
Amortization of debt issuance costs and discount	1,092	790
Change in fair value of interest rate cap agreement	92	146
Capitalized interest	(772)	(346)
	$10,728	$10,306

Interest expense increased primarily due to higher debt balances, as we issued $10 million of additional senior secured notes in May 2019.  Additionally, LIBOR rates were higher on average during 2019, resulting in higher interest costs on our floating-rate senior secured notes.

Other non-operating expense, net

During 2019, we incurred $1.2 million of other non-operating expense from the non-cash fair value adjustment of our common stock warrant liability.  During 2018, we incurred $1.0 million of other non-operating expense due primarily to the February 2018 refinancing of our prior credit facilities, which resulted in a $2.7 million loss on extinguishment of debt. This expense was partially offset by a $1.7 million gain from the non-cash fair value adjustment of our common stock warrant liability. The common stock warrant liability is adjusted to fair value each quarter. The increase in fair value during 2019 primarily related to the increase in our share price during that period.

Income taxes. Our effective income tax rate for the years ended December 31, 2019 and 2018 was (1.4%) and (12.2%), respectively.  Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of changes in tax law, changes in valuation allowance, and items that are permanently treated differently for GAAP and tax purposes.  During 2019, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities.  In future years, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets, we may reverse some or all of our valuation allowance against our deferred tax assets.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2019 results. Tax losses incurred in 2019 may shelter taxable income in future years, but because of the level of uncertainty regarding sufficient prospective income, we maintain a valuation allowance against our deferred tax assets, as mentioned above.

See Note 8 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data,” for a more detailed discussion.

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper, Bronco Billy’s and Rising Star are currently distinct segments. With the addition of ferry boat operations in September 2018, our Rising Star segment includes ferry boat operations between Indiana and Kentucky. In November 2018, we opened the Christmas Casino & Inn in Cripple Creek, Colorado, which is included in the Bronco Billy’s segment.

The following table presents detail by segment of our consolidated net revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as its measure of segment profit.

(In Thousands)	For the Years Ended
	December 31,		Percent
	2019	2018	Change
Net revenues
Silver Slipper Casino and Hotel	$73,201	$69,350	5.6%
Rising Star Casino Resort	45,620	47,966	(4.9)%
Bronco Billy's Casino and Hotel	27,507	26,942	2.1%
Northern Nevada Casinos	19,104	19,629	(2.7)%
	$165,432	$163,887	0.9%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$13,159	$12,126	8.5%
Rising Star Casino Resort	1,330	2,806	(52.6)%
Bronco Billy's Casino and Hotel	3,000	3,919	(23.4)%
Northern Nevada Casinos	3,161	3,375	(6.3)%
Adjusted Property EBITDA	20,650	22,226	(7.1)%
Corporate	(4,710)	(4,575)	3.0%
Adjusted EBITDA	$15,940	$17,651	(9.7)%

Silver Slipper Casino and Hotel

Net revenues increased during 2019 due to successful marketing initiatives and operating efficiencies, benefits from recent property investments (including the May 2019 renovation of its casino and buffet and the August 2018 opening of its sports book), and improved weather in the first quarter as compared to sub-freezing temperatures in the prior-year period. Slot revenues decreased by 6.3% due to lower volumes and relatively flat hold. Table games revenues increased by 2.9%, while other casino revenues (principally sports betting) increased by 158.0% to reflect a full year of sportsbook operations.

Non-gaming revenues increased by 19.0%, reflecting strong increases in both food and beverage and hotel revenues.  Food and beverage revenues grew 14.2% during the year. Hotel revenues increased by 51.7% due to higher room rates, and hotel occupancy was 86.0% versus 91.6% in 2018.

Adjusted Property EBITDA increased by 8.5% to $13.2 million in 2019, primarily from the growth in net revenue described above. Likewise, guest volume increases led to an approximately 5.2% increase in expenses driven primarily by food costs and, to a lesser extent, increases in volume-related sports book fees. Adjusted Property EBITDA margin was 18.0% in 2019 compared to 17.5% in 2018. Regarding overall financial performance, 2019 was the best year in the property’s 13-year history.

On March 17, 2020, we temporarily closed Silver Slipper Casino and Hotel pursuant to government orders whereby, as a precautionary measure against the ongoing spread of COVID-19 (coronavirus), all casinos in the state temporarily halted operations.

Rising Star Casino Resort

Net revenues decreased due to an increase in competition, including the September 2018 opening of a new casino offering “historical racing machines” in Louisville and the December 2019 opening of a new land-based casino near Louisville that replaced its original casino boat. Additionally, the installation of a new slot system resulted in a significant portion of Rising Star’s slot floor being offline for several weeks. These factors resulted in lower volumes, which decreased slot revenues by 1.9% and table games revenues by 10.4%. Non-gaming revenues decreased by 7.8% during 2019 due to lower guest volumes.

Adjusted Property EBITDA decreased to $1.3 million from $2.8 million due to the decreases in net revenue described above, as well as a temporary increase in marketing expense to counter new competition and to introduce several of Rising Star’s new amenities – including Ben’s Bistro, our ferry service, and our RV park – to the communities surrounding Rising Star and

Cincinnati.  Moreover, expenses in 2019 reflect additional costs to operate the ferry boat, which began operations in September 2018. As a result, Adjusted Property EBITDA margin was 2.9% in 2019 compared to 5.8% in 2018.

During 2019, the Indiana legislature approved sports wagering at Indiana casinos. In addition to an on-site sportsbook, the new legislation allows for three mobile “skins” (the industry term for website) for each casino license in the state.  Effectively, these skins allow Rising Star to contract with three website brands for online sports wagering via the Internet, regardless of a customer’s location within the state.  Online gaming must be paired with a physical casino, even though customers do not have to visit that casino to place a bet or even register at the casino to make a bet.  As a result, the Company entered into sports wagering agreements with three different companies, one of which commenced operations on December 30, 2019.  The other two companies are expected to commence operations in mid-2020.  In summary, these sports wagering agreements allow the Company to:

•	Receive one-time market access fees for Indiana totaling $3.0 million, all of which was received by the end of 2019;
•

Receive a share of net sports wagering revenues, with Full House’s portion of the revenues guaranteed to total at least $3.5 million annually for Indiana.  If any one of our contracting businesses exceeds the minimum amount on a percentage-share basis, our revenues from sports wagering in Indiana is expected to exceed $3.5 million.  The Company expects to have minimal ongoing expenses related to these revenues; and

•	Have a term length of at least 10 years, and potentially as long as 20 years.

Additionally, the new Indiana gaming legislation approved a reduction in certain gaming taxes for casino operators in the state, including Rising Star, beginning on July 1, 2021.

On March 16, 2020, we temporarily suspended operations at Rising Star Casino Resort pursuant to an order from the Indiana Gaming Commission whereby, as a precautionary measure against the ongoing spread of COVID-19 (coronavirus), all casinos in the state temporarily halted operations.

Bronco Billy’s Casino and Hotel

Net revenues increased during 2019, reflecting a full year of operations at the Christmas Casino & Inn, which opened in November 2018. Slot revenues increased by 5.3% and table games revenues increased by 9.6%, both reflecting higher hold percentages.

Non-gaming revenues decreased overall by 10.0% due to significant snowfall on key weekends. Food and beverage revenues decreased by 13.0% during 2019. Hotel revenues increased by 14.2% resulting from our acquisition of the Imperial Hotel in June 2018, which increased the total number of hotel rooms at Bronco Billy’s from 24 to 36 guestrooms as part of the rebranding of the Imperial Hotel to the Christmas Inn.

Adjusted Property EBITDA decreased by 23.4% due to additional operational costs related to operating the Christmas Casino. Such costs include additional rent for the building that houses the Christmas Casino, additional labor, significant participation/leased slot machine expenses, additional property taxes and other overhead, and additional gaming taxes due to the graduated gaming tax structure in Colorado.

The Christmas Casino was part of a strategic decision to control an important corner in Cripple Creek. However, its opening resulted in more than $1 million of incremental expenses during the year without a sufficient increase in revenues to offset it.  We are in the process of evaluating ways to reduce the cost of our Christmas Casino operations while preserving our strategic goals, including the possibility of using the space for other Christmas-related concepts.  Additionally, Bronco Billy’s continues to be affected by increases in the state’s minimum wage, which increased in January 2019.  Adjusted Property EBITDA margin was 10.9% in 2019 compared to 14.5% in 2018.

Similar to Rising Star, the Company entered into sports wagering agreements in 2019 in Colorado, allowing for on-site sports wagering at Bronco Billy’s, as well as mobile/online sports wagering from anywhere within Colorado.  The Colorado legislation, which was ratified by voters in the statewide election on November 5, 2019, allows for one mobile “skin” per casino license in addition to an on-site sportsbook.  As the Company has three casino licenses, the maximum allowed for a single company operating in the state, we entered into three sports wagering contracts related to our Colorado operations.  The Colorado agreements will allow the Company to:

•	Receive one-time market access fees for Colorado totaling $3.0 million, all of which was received in the fourth quarter of 2019;
•

Receive a share of net sports wagering revenues, with Full House’s portion of the revenues guaranteed to total at least $3.5 million annually for Colorado.  Again, if any one of our contracting businesses exceeds the minimum amount on a percentage share basis, our revenues from sports wagering in Colorado is expected to exceed $3.5 million.  The Company expects to have minimal ongoing expenses related to these revenues; and

•	Have a term length of at least 10 years, and potentially as long as 20 years. The Company expects the launch of sports wagering in Colorado in mid-2020.

On March 17, 2020, we temporarily closed Bronco Billy’s Casino and Hotel pursuant to government orders whereby, as a precautionary measure against the ongoing spread of COVID-19 (coronavirus), all casinos in the state temporarily halted operations.

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

Net revenues decreased in 2019 primarily due to a temporary decrease in activity at the nearby Naval air base at Stockman’s Casino. Additionally, a lower table games hold percentage adversely affected Grand Lodge Casino, declining to 14.9% from 15.4%.

Adjusted Property EBITDA in Northern Nevada decreased by 6.3% for the reasons mentioned above. Though labor and operational efficiencies resulted in total expenses decreasing by 2.5% at Stockman’s Casino and by 3.1% at Grand Lodge Casino – a combined savings of approximately $0.48 million – the revenue decline resulted in a 16.5% Adjusted Property EBITDA margin in 2019 versus 17.2% in 2018.

On March 17, 2020, we temporarily closed Grand Lodge Casino in Incline Village, Nevada, and Stockman’s Casino in Fallon, Nevada, pursuant to government orders whereby, as a precautionary measure against the ongoing spread of COVID-19 (coronavirus), all casinos in the state temporarily halted operations.

Corporate

Corporate expenses increased modestly by 3.0% in 2019  due primarily to increases in legal and professional fees, as well as new business costs, related to project development expenditures.

Non-GAAP Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash stock-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes this measure is (i) a widely used measure of operating performance in the gaming and hospitality industries and (ii) a principal basis for valuation of gaming and hospitality companies. In addition, a version of Adjusted EBITDA (known as Consolidated EBITDA) is utilized in the covenants within our indenture, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, this measure should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

(In Thousands)	For the Years Ended
	December 31,
	2019	2018
Net loss	$(5,822)	$(4,371)
Income tax expense	80	476
Interest expense, net of amounts capitalized	10,728	10,306
Loss on extinguishment of debt	—	2,673
Adjustment to fair value of warrants	1,230	(1,671)
Other	—	13
Operating (loss) income	6,216	7,426
Preopening costs	—	274
Project development costs	1,037	843
Depreciation and amortization	8,331	8,397
Loss on disposal of assets, net	8	79
Stock-based compensation	348	632
Adjusted EBITDA	$15,940	$17,651

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the Year Ended December 31, 2019
(In Thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project		EBITDA and
	Income	and	Disposal	Development	Stock-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$9,700	$3,454	$5	$—	$—	$13,159
Rising Star Casino Resort	(1,096)	2,426	—	—	—	1,330
Bronco Billy's Casino and Hotel	1,297	1,700	3	—	—	3,000
Northern Nevada Casinos	2,562	599	—	—	—	3,161
	12,463	8,179	8	—	—	20,650
Other operations
Corporate	(6,247)	152	—	1,037	348	(4,710)
	$6,216	$8,331	$8	$1,037	$348	$15,940

For the Year Ended December 31, 2018
(In Thousands)
							Adjusted
							Property
	Operating	Depreciation	Loss on		Project		EBITDA and
	Income	and	Disposal of	Preopening	Development	Stock-Based	Adjusted
	(Loss)	Amortization	Assets	Costs	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$8,784	$3,341	$1	$—	$—	$—	$12,126
Rising Star Casino Resort	150	2,511	9	136	—	—	2,806
Bronco Billy's Casino and Hotel	2,095	1,617	69	138	—	—	3,919
Northern Nevada Casinos	2,602	773	—	—	—	—	3,375
	13,631	8,242	79	274	—	—	22,226
Other operations
Corporate	(6,205)	155	—	—	843	632	(4,575)
	$7,426	$8,397	$79	$274	$843	$632	$17,651

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Silver Slipper of $1.7 million in 2019 and $1.6 million in 2018, (ii) Northern Nevada segment of $1.9 million in both 2019 and 2018, and (iii) Bronco Billy’s of $0.6 million in 2019 and $0.4 million in 2018.  Finance lease payments of $0.8 million in 2019 and $0.7 million in 2018 related to Rising Star’s smaller hotel are not deducted, as such payments are accounted for as interest expense and amortization of debt related to the finance obligation.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2019, we had $28.9 million of unrestricted cash and equivalents, as well as $1.0 million of restricted cash. Management currently estimates that approximately $10 million of cash and equivalents is currently required for our day-to-day operations.

Our casinos are our primary sources of income and operating cash flows. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. Subject to the effects of the economic uncertainties discussed herein, we believe that adequate financial resources (including from operating cash flows, existing cash balances, and external debt and equity financing) will be available to fund ongoing operating requirements over the next 12 months; however, there can be no assurances of our ability to obtain additional financing to fund our growth efforts or prolonged casino closures.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2019 was $10.5 million compared to $9.8 million in 2018. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts such as receivables, prepaid expenses, and payables. The increase in our operating cash flows during 2019 compared to 2018 was primarily due to the receipt of $6.0 million related to one-time market access fees for sports betting at Rising Star and in Indiana, as discussed elsewhere in this document. In the 2018 period, the timing of accrued expenses benefited cash levels at the end of that year.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2019 was $8.7 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the Phase One expansion at Bronco Billy’s, the renovating and rebranding of a casual restaurant at Rising Star as the new Ben’s Bistro, the remodeling of the Silver Slipper casino and the renovation of the Stockman’s Steakhouse. Cash used in investing activities during 2018 was $17.4 million, which primarily related to several growth projects at our existing properties, including our new ferry boat service at Rising Star, the refurbishment and rebranding of the Christmas Casino & Inn, and development work for the Bronco Billy’s expansion, as well as the purchase of the Imperial Hotel and other land adjacent to Bronco Billy’s.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during 2019 was $7.4 million, which was primarily related to the net proceeds from the Incremental Notes, offset by both the finance lease payments at Rising Star (see Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”) and the increased principal payments related to the Notes. Cash provided by financing activities during 2018 was $8.3 million, which primarily related to the proceeds from the registered direct equity offering that we completed in March 2018 and offset by payments related to the refinancing of our credit facilities, loan and lease principal payments, and purchase of an interest rate cap.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. Subject to the effects of the economic uncertainties discussed herein, we expect to continue to generate sufficient cash flow to meet our interest requirements and maintain our properties. Our debt matures in February 2024 and we anticipate needing to refinance our debt prior to its maturity, as we are unlikely to generate sufficient cash flow in the interim and to meet these obligations. Certain planned capital expenditures designed to grow the Company will require additional financing, including perhaps the issuance of additional debt and potentially some form of equity financing. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or access the capital markets, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, obtaining additional equity financing, or borrowing at higher costs of capital.

Long-Term Debt. At December 31, 2019, we had $107.9 million of principal indebtedness outstanding from both the original $100 million of new senior secured notes due 2024 that we issued in February 2018 and the incremental $10 million of notes that we issued in May 2019 (collectively, the “Notes”). The proceeds from the February 2018 notes offering were used to pay off all of our outstanding First and Second Lien Credit Facilities, pay for costs associated with the refinancing, provide ongoing working capital, provide funds for capital expenditures, and for general corporate purposes; proceeds from the May 2019 notes offering were used for the Phase One expansion of Bronco Billy’s, capital expenditures, and general corporate purposes. We currently estimate, based on current LIBOR rates, that our cash interest expense in 2020 will be approximately $10 million, including the interest component of our finance lease. This estimate is based on our total outstanding debt and applicable interest rates within the next twelve months.

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

Common Stock Warrants. In 2016, we granted the lenders under the former Second Lien Credit Facility (the “Second Lien Lenders”) warrants representing rights to purchase approximately 1.0 million shares of our common stock at $1.67 per share, the average trading price of our common stock during a 60‑day period bracketing the date of issuance. The warrants include redemption rights which allow the warrant-holders, at their option, to require us to repurchase all or a portion of the warrants upon the occurrence of certain triggering events. The refinancing of the Second Lien Credit Facility in February 2018 qualified as a triggering event. As of the date of this filing, the Second Lien Lenders have not exercised these redemption rights, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration in May 2026. If they do exercise their redemption rights, we have the option of paying them in cash or with a four-year note on terms stipulated in the warrant agreement. Alternatively, the warrant-holders may choose to have us register and sell the shares related to the warrants through a public offering. See Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for further information associated with these warrants which could affect our liquidity and capital resources.

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

Capital Investments. We have made significant investments through 2019 and may make additional capital investments during 2020 and beyond. These investments are designed to improve the guest experience and to drive visitation at our properties, revenue and income growth.

Bronco Billy’s - As discussed above in the “Executive Overview,” we began Phase One of the two-phase expansion of our Bronco Billy’s property with our purchase of the Imperial Hotel in June 2018, along with other nearby parcels of land, and our lease of the Imperial Casino in August 2018. In November 2018, we reopened the Imperial Hotel and Casino as the rebranded Christmas Casino & Inn. The remainder of Phase One includes the construction of a 319-space parking garage and connector building. In March 2020, in light of the coronavirus pandemic, we paused construction of the parking garage, which was in the early stages of construction. We estimate that the remaining cost for Phase One’s parking garage is approximately $17 million. The timing of such capital expenditures will depend on when conditions warrant the resumption of such construction.

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

Coronavirus. As described in Notes 2 and 14, in March 2020, in their efforts to control the spread of the coronavirus, various state governments temporarily closed each of our casinos for the time periods discussed above. We have very little meeting and convention business relative to many other casino companies and we operate local rather than destination resorts.  Meeting and convention businesses typically book far in advance, as do many vacation travelers, so we would expect those aspects of the casino business to recover more slowly than our local casino business.   Furthermore, very few of our customers fly to reach our properties, so if individuals are less likely to travel by air in the near future due to the difficulty of “social distancing” on an airplane or in an airport, it could have less of an impact on our properties. Nevertheless, while these closures are expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, the timing of the reopening of our casinos, new information which may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others, cannot be reasonably estimated at this time and we anticipate this could have a material adverse impact on our business, results of operations, financial position and cash flows. Because we operate in several different jurisdictions, some of our casinos may be permitted to reopen prior to others.

We currently believe that, through our approximately $28.9 million of cash and equivalents as of December 31, 2019, we have the liquidity necessary to sustain closure for a period of time that extends beyond the currently-mandated closure periods. Additionally, as of December 31, 2019, we had $1.0 million of restricted cash. In March 2020, such cash was no longer categorized as restricted, as the Company was approved for its “master license” for sports betting by the Colorado Limited Gaming Control Commission on March 19, 2020. To preserve liquidity, upon the temporary closure of our properties in March

2020, we significantly reduced staffing levels at each of our properties and at our corporate office to a small group of essential employees. We also recently elected to pause construction of the Phase One parking garage at Bronco Billy’s, allowing us to use the cash designated for such construction to provide the Company with additional liquidity until our casinos are permitted to reopen. No assurance can be given that, should the casino closures extend for a prolonged period and require us to seek additional liquidity, we will be able to successfully raise additional funds through either the issuance of new debt or new equity or the sale of assets. The Company will work diligently to reopen its casinos as soon as it is permitted to do so.

Principal Debt Arrangements

Senior Secured Notes due 2024

On February 2, 2018, we refinanced amounts previously outstanding of $41 million under the First Lien Credit Facility and $55 million under the Second Lien Credit Facility with $100 million of senior secured notes due 2024, which we sold to qualified institutional buyers. On May 10, 2019, the Company issued an additional $10 million in aggregate principal amount of its senior secured notes due 2024 to qualified institutional buyers (collectively, the “Notes”). The Notes are collateralized by substantially all of our assets and are guaranteed by all of our material subsidiaries.

The Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0%. The indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature in February 2024. On each interest payment date, we are required to make principal payments of $275,000 with a balloon payment for the remaining $103.5 million due upon maturity.

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

Covenants

The indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. As defined in the indenture, we are required to maintain a total leverage ratio, which measures “Consolidated EBITDA” against outstanding net debt. Additionally, we are allowed to deduct up to $15 million of our cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio. For the upcoming year, the total leverage covenant ratio requirements are 6.00x through March 31, 2020, then 5.75x through September 30, 2020, and then 5.50x through December 31, 2020.

As of December 31, 2019, we were in compliance with our covenants; however, there can be no assurances that we will remain in compliance with all covenants in the future. See Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for more information about our Notes due 2024.

In March 2020, as discussed above and in Notes 2 and 14, our casinos were temporarily closed by various state governments as a precautionary measure to prevent the spread of the coronavirus.  While these closures are expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, the timing of the reopening of our casinos, new information which may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others, cannot be reasonably estimated at this time and we anticipate this could have a material adverse impact on our business, results of operations, financial position and cash flows.  Accordingly, we do not yet know the full effects of such closures on our operations.  A significant period of closure or significant declines in business volumes upon reopening would negatively impact our ability to remain in compliance with our debt covenants.  In the event that we fail to meet our debt covenants in the next twelve months, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2019 and 2018 annual impairment tests, we utilized the option to perform a qualitative analysis for our goodwill and indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value.

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

Intangible Assets

Our indefinite-lived intangible assets primarily include the cost of gaming licenses and trade names. Gaming licenses represent the rights to conduct gaming in certain jurisdictions, and trade names represent the fair value of the casino name’s brand recognition. The values of our gaming licenses were primarily estimated using a derivation of the income approach to valuation. The value of the Bronco Billy’s trade names utilized the “relief from royalty” method, which primarily utilizes comparable royalty agreements to determine value. Indefinite-lived intangible assets are not amortized, unless it is determined that their useful life is no longer indefinite. We periodically review our indefinite-lived assets to determine whether events and circumstances continue to support an indefinite useful life. If it is determined that an indefinite-lived intangible asset has a finite useful life, then the asset is tested for impairment and is subsequently accounted for as a finite-lived intangible asset.

Our finite-lived intangible assets include customer loyalty programs, land leases, payments for a lease option and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic useful lives.

Customer loyalty programs represent the value of repeat business associated with the casinos’ loyalty programs when we acquired the properties. Such values were determined using a derivation of the income approach to valuation. The valuation analyses for the active-rated players were based on estimated revenues and attrition rates. Silver Slipper Casino and Hotel and Rising Star Casino Resort maintain historical information for the proportion of revenues attributable to the rated play, which acquisition costs were allocated to such customer loyalty programs. The combined value of the customer loyalty programs has since been fully-amortized over their assumed economic useful life, but remains a component of gross intangible assets other than goodwill, and comprises a majority of the related accumulated amortization. See Note 4 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for more information.

Revenue Recognition

Accrued Club Points: Operating Revenues and Related Costs and Expenses. Our revenue recognition policies follow casino industry practices. Casino revenue is the aggregate net difference between gaming wins and losses, with certain liabilities recognized, including progressive jackpots, earned customer loyalty incentives, funds deposited by customers before gaming play occurs, and for certain chips and tokens in the customers’ possession. Key performance indicators related to gaming revenue are slot coin-in and table game drop (volume indicators) and “win” or “hold” percentage.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. These liabilities were created in the third quarter of 2019 when we entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these longer-term Sports Agreements, we received one-time market access fees in cash, which were recorded as a long-term liability in the same amount and will be recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations. See Note 2 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for more information.

Customer Loyalty Programs

We have separate customer loyalty programs at each of our properties – Silver Slipper Casino Players Club, Bronco Billy’s Mile High Rewards Club, Rising Star Rewards Club™, Grand Lodge Players Advantage Club® and the Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. We also occasionally offer sweepstakes and other promotions for tracked customers that do not require redemption of points.

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

Stock-based Compensation

We have granted shares of common stock and stock options to key members of management and the board of directors. Accounting standards require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. Stock-based compensation expense from stock awards is included in general and administrative expense. Vesting is contingent upon certain conditions, including continuous service of the individual recipients. We use the Black-Scholes valuation model to determine the estimated fair value for each option grant issued. The Black-Scholes-determined fair value, net of actual forfeitures, is amortized as compensation cost on a straight-line basis over the service period.

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b‑2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year then ended (collectively referred to as the “financial statements”). The consolidated financial statements of the Company for the year ended December 31, 2018, were audited by other auditors whose report, dated March 14, 2019, expressed and unqualified opinion on those statements.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  We were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of the Company and, accordingly, we do not express an opinion or any form of assurance on the 2018 consolidated financial statements taken as a whole.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has temporarily suspended operations at its casinos and hotels. A prolonged closure would negatively impact the Company’s ability to remain in compliance with its debt covenants. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 30, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Stockholders

Full House Resorts, Inc. and Subsidiaries

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements. We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and Subsidiaries (the “Company”) as of December 31, 2018  and the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Before being dismissed on August 23, 2019, we had served as the Company’s auditor since 2004.

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 14, 2019, except for Note 8 to the consolidated financial statements, as to which the date is March 30, 2020

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Revenues
Casino	$113,390	$114,324
Food and beverage	35,069	35,058
Hotel	11,535	9,864
Other operations	5,438	4,641
Net revenues	165,432	163,887
Operating costs and expenses
Casino	50,673	50,074
Food and beverage	33,950	33,495
Hotel	5,608	5,747
Other operations	3,557	3,113
Selling, general and administrative	56,052	54,439
Preopening costs	—	274
Project development costs	1,037	843
Depreciation and amortization	8,331	8,397
Loss on disposal of assets, net	8	79
	159,216	156,461
Operating income	6,216	7,426
Other (expense) income
Interest expense, net of amounts capitalized of $772 and $346	(10,728)	(10,306)
Loss on extinguishment of debt	—	(2,673)
Adjustment to fair value of warrants	(1,230)	1,671
Other	—	(13)
	(11,958)	(11,321)
Loss before income taxes	(5,742)	(3,895)
Income tax expense	80	476
Net loss	$(5,822)	$(4,371)

Basic loss per share	$(0.22)	$(0.17)
Diluted loss per share	$(0.22)	$(0.23)

Basic weighted average number of common shares outstanding	26,979,829	26,012,381
Diluted weighted average number of common shares outstanding	26,979,829	26,460,902

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and equivalents	$28,851	$20,634
Restricted cash	1,000	—
Accounts receivable, net of allowance of $141 and $98	2,206	2,035
Inventories	2,292	1,425
Prepaid expenses and other	3,340	2,899
	37,689	26,993

Property and equipment, net	121,487	122,076
Operating lease right-of-use assets, net(1)	19,171	—
Goodwill	21,286	21,286
Other intangible assets, net	11,056	11,145
Deposits and other	646	772
	$211,335	$182,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,216	$5,917
Accrued payroll and related	3,044	3,668
Other accrued expenses and other	10,613	9,704
Current portion of operating lease obligations(1)	2,707	—
Current portion of finance lease obligation	448	497
Current portion of long-term debt	1,100	1,000
Common stock warrant liability	2,055	825
	25,183	21,611

Operating lease obligations, net of current portion(1)	16,706	—
Finance lease obligation, net of current portion	3,829	4,324
Long-term debt, net	102,923	94,194
Deferred income taxes, net	712	632
Other	5,886	166
	155,239	120,927
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,345,525 and 28,288,764 shares issued and 27,075,962 and 26,932,169 shares outstanding	3	3
Additional paid-in capital	64,402	63,935
Treasury stock, 1,269,563 and 1,356,595 common shares	(1,548)	(1,654)
Accumulated deficit	(6,761)	(939)
	56,096	61,345
	$211,335	$182,272

(1)

On January 1, 2019, the Company adopted Accounting Standards Codification 842 (“ASC 842”), using the modified retrospective transition method under the effective date approach, which impacts the comparability of these line items.

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 and 2018

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
December 31, 2019	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Beginning balances	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345
Exercise of stock options	35	—	119	(87)	106	—	225
Stock grants	22	—	48	—	—	—	48
Stock-based compensation	—	—	300	—	—	—	300
Net loss	—	—	—	—	—	(5,822)	(5,822)
Ending balances	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096

			Additional			Retained	Total
	Common Stock		Paid-in	Treasury Stock		Earnings	Stockholders’
December 31, 2018	Shares	Dollars	Capital	Shares	Dollars	(Deficit)	Equity
Beginning balances	24,294	$2	$51,868	1,357	$(1,654)	$3,432	$53,648
Stock grants	34	—	104	—	—	—	104
Equity offering, net	3,943	1	11,435	—	—	—	11,436
Stock-based compensation	18	—	528	—	—	—	528
Net loss	—	—	—	—	—	(4,371)	(4,371)
Ending balances	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,822)	$(4,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,331	8,397
Amortization of debt issuance and warrant costs	1,092	790
Stock-based compensation	348	632
Change in fair value of stock warrants	1,230	(1,671)
Change in fair value of interest rate cap	92	146
Loss on extinguishment of debt	—	2,673
Loss on disposal of assets	8	79
Increases and decreases in operating assets and liabilities:
Accounts receivable	(171)	(275)
Prepaid expenses, inventories and other	(678)	217
Deferred taxes	80	476
Deferred revenue	5,985	—
Accounts payable and accrued expenses	(26)	2,731
Net cash provided by operating activities	10,469	9,824
Cash flows from investing activities:
Purchase of property and equipment	(8,088)	(17,051)
Other	(582)	(379)
Net cash used in investing activities	(8,670)	(17,430)
Cash flows from financing activities:
Repayment of First and Second Lien Term Loans	—	(96,063)
Prepayment premium of Second Lien Term Loan	—	(1,100)
Proceeds from Senior Secured Notes borrowings	10,000	100,000
Payment of debt discount and issuance costs	(1,188)	(4,105)
Payment of Interest Rate Cap premium	—	(238)
Repayment of Senior Secured Notes	(1,075)	(1,000)
Repayment of finance lease obligation	(544)	(460)
Proceeds from equity offering	—	11,435
Proceeds from exercise of stock options	119	—
Other	106	(139)
Net cash provided by financing activities	7,418	8,330

Net increase in cash, cash equivalents and restricted cash	9,217	724
Cash, cash equivalents and restricted cash, beginning of period	20,634	19,910
Cash, cash equivalents and restricted cash, end of period	$29,851	$20,634

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$9,316	$9,368
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$515	$328

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

Except when otherwise required by accounting principles generally accepted in the United States of America (“GAAP”) and disclosed herein, the Company measures all of its assets and liabilities on the historical cost basis of accounting.

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

Liquidity and Going Concern. The consolidated financial statements have been prepared on the going concern basis of accounting, assuming the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s casinos are its primary sources of income and operating cash flows and they are relied upon to remain in compliance with debt covenants and meet the Company’s obligations when due.  As described in Note 6, the Senior Secured Notes agreement requires the Company to maintain a total leverage ratio covenant, which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt.  As detailed in in Note 14, in March 2020, the Company temporarily suspended operations at its casinos and hotels pursuant to orders from governmental authorities as a precautionary measure against the ongoing spread of COVID-19, a highly contagious coronavirus that was declared a pandemic by the World Health Organization. As the COVID-19 situation is dynamic, the Company does not currently know with certainty when it will be permitted to reopen its casinos and hotels.  Management believes it has sufficient resources to fund its currently-reduced operations, consisting principally of preservation of assets and a core staff necessary to plan for reopening, for several months.  However, management does not control and is not qualified to predict the length of the closure of its casinos and hotels due to the pandemic.  It is also possible that some of the Company’s operations may be allowed to open sooner than others, depending on the regional impact of the pandemic.

As described in Note 2 to this Form 10-K for the period ended December 31, 2019, a significant period of closure or significant declines in business volumes upon reopening would negatively impact our ability to remain in compliance with our debt covenants.  In the event that the Company would fail to meet its debt covenants in the next twelve months, the Company would either seek covenant waivers or attempt to amend its covenants, though there is no certainty that the Company would be successful in such efforts.  Additionally, the Company could seek additional liquidity through the issuance of new debt or equity, or through the sale of certain assets.  Successful completion of such items, if needed, would be dependent in part on factors outside of the Company’s control.  ASC 205-40, Going Concern, calls for management to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued.  Because of the length of this look-forward period and the substantial items that are outside of its control, and despite its intent and best efforts to overcome the challenges in the current environment, management concluded that there is substantial doubt as to the Company’s ability to continue as a going concern.  The Company is attempting to mitigate the impacts of the coronavirus on the Company through the plans described above.

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect the Company’s accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities, such as its common stock warrant liability and interest rate cap. Fair value measurements are also used in its periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.

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

Cash Equivalents and Restricted Cash.  Cash equivalents include cash involved in operations and cash in excess of daily requirements that is invested in highly liquid, short-term investments with initial maturities of three months or less when purchased.

Restricted cash balances are funds received from certain sports wagering agreements that have not commenced and are contractually required to be separated from the Company’s operating cash. Upon receipt of authorization from gaming authorities in Colorado, these restricted cash balances will no longer have restrictions, and accordingly will be reclassified on the balance sheet as cash and equivalents.

Cash, cash equivalents and restricted cash consisted of the following:

(In Thousands)	December 31,
	2019	2018
Cash and equivalents	$28,851	$20,634
Restricted cash	1,000	—
	$29,851	$20,634

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

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, the Company estimates the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, then the Company would recognize an impairment loss.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is appropriate under the circumstances. The Company determines the estimated useful lives based on our experience with similar assets, estimated usage of the asset, and industry practice. Whenever events or circumstances occur, which change the estimated useful life of an asset, the Company accounts for the change prospectively. Depreciation and amortization is provided over the following estimated useful lives:

Estimated
Class of Assets	Useful Lives
Land improvements	15 to 18 years
Buildings and improvements	3 to 44 years
Furniture, fixtures and equipment	2 to 10 years

Leases. The Company determines if a contract is, or contains, a lease at inception or modification of the agreement. A contract is, or contains, a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means that the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For leases with terms greater than a year, the Company records right-of-use (“ROU”) assets and lease liabilities on the balance sheet, as measured on a discounted basis. For finance leases, the Company recognizes interest expense associated with the lease liability and depreciation expense associated with the ROU asset; for operating leases, the Company recognizes straight-line rent expense.

The Company will not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. However, costs related to short-term leases with terms greater than one month, which the Company deems material, will be disclosed as a component of lease expenses when applicable. Additionally, the Company accounts for new and existing leases containing both lease and non-lease components (“embedded leases”) together as a single lease component by asset class for gaming-related equipment; as a result, the Company will not allocate contract consideration to the separate lease and non-lease components based on their relative standalone prices.

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

Goodwill and Indefinite-lived Intangible Assets. Goodwill represents the excess of the purchase price of Bronco Billy’s Casino and Hotel, Silver Slipper Casino and Hotel, Rising Star Casino Resort and Stockman’s Casino over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges. The Company’s other indefinite-lived intangible assets primarily include certain license rights to conduct gaming in certain jurisdictions and trade names. Goodwill and other indefinite-lived intangible assets are not amortized, but are periodically tested for impairment. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

The evaluation of goodwill and other indefinite-lived intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates to determine the estimated fair value. Changes in the assumptions can materially affect these estimates. Thus, to the extent that gaming volumes deteriorate in the near future, discount rates increase significantly, or reporting units do not meet projected performance, the Company could have impairments to record in the future and such impairments could be material.

These tests for impairment are performed annually during the fourth quarter or when a triggering event occurs.

Finite-lived Intangible Assets. The Company’s finite-lived intangible assets includes customer loyalty programs, land lease acquisition costs and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic lives. The Company periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization and the possible need for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, then the Company would recognize an impairment loss.

Debt Issuance Costs and Debt Discounts. Debt issuance costs and debt discounts incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, and are amortized over the contractual term of the debt to interest expense, using the effective interest method. When its existing debt agreements are determined to have been modified, the Company amortizes such costs to interest expense using the effective interest method over the terms of the modified debt agreement.

Revenue Recognition of Accrued Club Points and Deferred Revenues:

Accrued Club Points: Operating Revenues and Related Costs and Expenses.    The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as entertainment). The majority of its revenues are derived from casino gaming, principally slot machines.

Gaming revenue is the difference between gaming wins and losses, not the total amount wagered. The Company accounts for its gaming transactions on a portfolio basis, as such wagers have similar characteristics and it would not be practical to view each wager on an individual basis.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. These liabilities were created in the third quarter of 2019 when the Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these longer-term Sports Agreements, the Company received one-time market access fees totaling $6 million in cash, which were recorded as a long-term liability in the same amount and will be recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations. The current and noncurrent portions of the deferred revenues balance totaling $5.99 million for December 31, 2019 is included with “other accrued expenses” and “other” on the consolidated balance sheets, respectively. Of the Company’s Sports Agreements, on-site sports wagering commenced in Indiana in the fourth quarter of 2019, as did one of the Company’s three contracted mobile sports operators in Indiana. The other two contracted parties in Indiana are expected to begin operations in mid-2020. In Colorado, gaming regulators are currently drafting the rules that will govern sports wagering in the state. The Company believes that sports wagering could also begin at its Bronco Billy’s Casino and Hotel – as well as throughout the state via mobile sports wagering – in mid-2020.

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $4.2 million and $3.8 million for the years ended December 31, 2019 and 2018, respectively.

Customer Loyalty Programs. We have separate customer loyalty programs at each of our properties – the Silver Slipper Casino Players Club, Bronco Billy’s Mile High Rewards Club, Rising Star Rewards Club™, Grand Lodge Players Advantage Club® and Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, cash back, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Liabilities based on the standalone retail value of such benefits totaling $1.4 million each for December 31, 2019 and 2018, respectively, and these amounts are included in “other accrued expenses” on the consolidated balance sheets.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, which are expensed as incurred. During 2019, these costs were associated with our pursuit to develop and operate American Place, a casino and entertainment destination in Waukegan, Illinois. During 2018, these costs were associated primarily with our pursuit of a racetrack casino in New Mexico, the potential relocation of gaming positions to Terre Haute, Indiana, and acquisition opportunities.

Stock-based Compensation. Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for other stock-based awards. The cost is recognized as an expense on a straight-line basis over the employee’s requisite service period (the vesting period of the award) net of forfeitures, which are recognized as they occur.

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

(In Thousands)	Year Ended December 31,
	2019	2018
Numerator:
Net loss - basic	$(5,822)	$(4,371)
Adjustment for assumed conversion of warrants	—	(1,671)
Net loss - diluted	$(5,822)	$(6,042)

Denominator:
Weighted-average common and common share equivalents - basic	26,980	26,012
Potential dilution from assumed conversion of warrants	—	449
Weighted-average common and common share equivalents - diluted	26,980	26,461
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	3,851	2,576

Reclassifications. Certain reclassifications have been made to 2018 amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported results of operations or financial position.

Recently Issued Accounting Pronouncements:

Pronouncement Implemented in 2019. In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC 842, which replaces the existing guidance for leases and requires expanded disclosures about leasing activities. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for leases as either finance leases or operating leases, both of which result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet, as measured on a discounted basis for leases with terms greater than a year. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; for operating leases, the lessee will recognize straight-line rent expense. For publicly-traded companies, ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

Under the previous guidance for leases through December 31, 2018, rental payments for certain property and equipment used in the Company’s operations under long-term operating leases were recognized as rent expense with scheduled rent increases recognized on a straight-line basis over the initial lease term, without recording a lease asset and obligation. Rental payments for other property and equipment held under capital leases were recognized as a reduction of a finance lease obligation and interest expense. The fixed assets acquired pursuant to finance leases were included in property and equipment and amortized over the term of the lease.

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

Pronouncements Not Yet Adopted. Management believes that there are no other recently issued accounting standards not yet effective that are likely to have a material impact on our financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In Thousands)	December 31,
	2019	2018
Land and improvements	$16,144	$16,002
Buildings and improvements	114,672	114,001
Furniture and equipment	47,886	45,463
Construction in progress	10,856	6,864
	189,558	182,330
Less: Accumulated depreciation	(68,071)	(60,254)
	$121,487	$122,076

Property and equipment included assets under finance leases related to our hotel at Rising Star Casino Resort (Note 7) as follows:

(In Thousands)	December 31,
	2019	2018
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,724
	7,726	7,726
Less: Accumulated amortization	(2,689)	(2,531)
	$5,037	$5,195

4. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following tables set forth changes in the carrying value of goodwill by segment:

(In Thousands)	December 31, 2019
	Gross			Balance at
	Carrying		Accumulated	End of the
	Value	Additions	Impairments	Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Rising Star Casino Resort	1,647	—	(1,647)	—
Bronco Billy's Casino and Hotel	4,806	—	—	4,806
Northern Nevada Casinos	5,809	—	(4,000)	1,809
	$26,933	$—	$(5,647)	$21,286

(In Thousands)	December 31, 2018
	Gross			Balance at
	Carrying		Accumulated	End of the
	Value	Additions	Impairments	Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Rising Star Casino Resort	1,647	—	(1,647)	—
Bronco Billy's Casino and Hotel	4,806	—	—	4,806
Northern Nevada Casinos	5,809	—	(4,000)	1,809
	$26,933	$—	$(5,647)	$21,286

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In Thousands)	December 31, 2019
	Estimated	Gross		Accumulated	Other
	Life	Carrying	Accumulated	Impairments,	Intangible
	(Years)	Value	Amortization	Net	Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(226)	—	1,194
Casino Lease Option	3	190	(87)	—	103
Gaming Licenses	Indefinite	18,046	—	(10,203)	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	116	—	—	116
		$29,172	$(7,913)	$(10,203)	$11,056

(In Thousands)	December 31, 2018
	Estimated	Gross		Accumulated	Other
	Life	Carrying	Accumulated	Impairments,	Intangible
	(Years)	Value	Amortization	Net	Assets, Net

Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(195)	—	1,225
Casino Lease Option	3	190	(24)	—	166
Gaming Licenses	Indefinite	18,046	—	(10,203)	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	111	—	—	111
		$29,167	$(7,819)	$(10,203)	$11,145

There were no impairments to goodwill or other intangible assets for the years ended December 31, 2019 and 2018.

Customer Loyalty Programs. Customer loyalty programs represent the value of repeat business associated with our loyalty programs. The values of $5.9 million for Silver Slipper and $1.7 million for Rising Star’s customer loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the customer loyalty program. The values of the customer loyalty programs for Rising Star and Silver Slipper have been fully amortized in prior years, but they comprise the majority of accumulated amortization totaling $7.9 million as of December 31, 2019 and $7.8 million as of December 31, 2018.

Land Lease Acquisition Costs and Water Rights. Silver Slipper recognized intangible assets related to its lease agreement with Cure Land Company, LLC (see Note 7). The lease was valued at $970,000 and represents the excess fair value of the land over the estimated net present value of the land lease payments, and the water rights value of $450,000 represents the fair value of the water rights based upon market rates in Hancock County, Mississippi.

Casino Lease Option. Casino lease option represents total amounts paid in order to extend the lease option for the Imperial Casino, now known as the Christmas Casino at Bronco Billy’s. Although the Company has an option to buy out the lease prior to expiration of the initial lease term or as extended, the options paid cannot be applied to the purchase price. Therefore, the total options paid will be amortized according to the initial lease term, which commenced in August 2018 (see Note 7).

Gaming Licenses. Gaming licenses primarily represent the value of the license to conduct gaming in certain jurisdictions, which are subject to highly extensive regulatory oversight and, in some cases, a limitation on the number of licenses available for issuance. The values of gaming licenses were primarily estimated using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the gaming license.

Trade Names. Trade names represents the value of the Bronco Billy’s casino name, which has existed for approximately 26 years and provides brand recognition. The value was estimated using a relief-from-royalty method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $94,000 and $56,000 for the years ended December 31, 2019 and 2018, respectively.

Future amortization expense for intangible assets is as follows:

(In Thousands)

For Years ending December 31,	Amortization Expense
2020	$94
2021	70
2022	31
2023	31
2024	31
Thereafter	1,039
$1,296

5. ACCRUED LIABILITIES

Other accrued expenses consisted of the following:

(In Thousands)	December 31,
	2019	2018
Player club points and progressive jackpots	$3,281	$3,389
Real estate and personal property taxes	1,730	1,614
Gaming and other taxes	2,082	2,028
Other gaming-related accruals	1,299	1,112
Accrued rent	422	604
Current portion of deferred revenue	100	—
Other	1,699	957
	$10,613	$9,704

6. LONG-TERM DEBT AND COMMON STOCK WARRANT LIABILITY

Long-Term Debt

Senior Secured Notes. On February 2, 2018, the Company sold $100 million of senior secured notes due 2024 (the “Original Notes”) to qualified institutional buyers. The Notes were issued on the same day at 98% of their face value (a 2% original issue discount). Proceeds from the Notes were used to (i) pay fees and expenses incurred in connection with the debt offering; (ii) refinance the entire amounts outstanding under the First and Second Lien Credit Facilities; (iii) provide ongoing working capital; and (iv) provide funds for capital expenditures and for general corporate purposes. As of February 2, 2018, immediately prior to the issuance of the Notes, we had approximately $41 million outstanding under the First Lien Credit Facility and $55 million outstanding under the Second Lien Credit Facility, which were extinguished at a loss of $2.7 million, reflecting the call premiums on such debt and the write-off of related unamortized debt issuance costs.

On May 10, 2019, the Company entered into a Notes Purchase Agreement under which it agreed to sell an additional $10 million in aggregate principal amount of its senior secured notes due 2024 (the “Incremental Notes”) to qualified institutional buyers. The Company has used or expects to use the proceeds from the Incremental Notes to (i) provide additional liquidity for the construction of the Phase One parking garage at Bronco Billy’s Casino and Hotel and other capital expenditures; (ii) pay fees and expenses incurred in connection with the Incremental Notes offering; and (iii) provide funds for general corporate purposes. The Incremental Notes were issued on the same day at a price of 99.01% of their face value (a 0.99% original issue discount) pursuant to the indenture (as amended and supplemented, the “Indenture”), dated as of February 2, 2018. The Indenture governs the $100 million of Original Notes previously issued by the Company on February 2, 2018. The Incremental Notes have the same maturity date and interest rate as the Original Notes, are part of the same series as the Original Notes, and are treated as a single class together with the Original Notes (collectively, the “Notes”) for all purposes under the Indenture.

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

Prior Credit Facilities. The First Lien Credit Facility was due to mature in May 2019 and included quarterly principal payments as defined and interest based on the greater of the elected LIBOR (as defined) or 1.0%, plus a margin rate of 4.25%. The Second Lien Credit Facility was due to mature in November 2019 with all principal due at maturity, included interest at 13.5% and had a prepayment premium of 2% immediately prior to the refinancing. As discussed above, both the First Lien Credit Facility and the Second Lien Credit Facility were refinanced in February 2018 in their entirety through the issuance of the Original Notes due 2024.

Long-term debt, related discounts and issuance costs consisted of the following:

(In Thousands)	December 31,
	2019	2018
Senior Secured Notes	$107,925	$99,000
Less: Unamortized discounts and debt issuance costs	(3,902)	(3,806)
	104,023	95,194
Less: Current portion of long-term debt	(1,100)	(1,000)
	$102,923	$94,194

Maturities of Long-Term Debt.  Future maturities under the Notes is as follows:

(In Thousands)

For Years ending December 31,	Senior Secured Notes
2020	$1,100
2021	1,100
2022	1,100
2023	1,100
2024	103,525
$107,925

Covenants. The indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. The Company is required to maintain a total leverage ratio (as defined below), which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. The Company is allowed to deduct up to $15 million of its cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio.

Maximum
Total Leverage
Four Fiscal Quarters Ending	Ratio
December 31, 2019	6.00 to 1.00
March 31, 2020	6.00 to 1.00
June 30, 2020	5.75 to 1.00
September 30, 2020	5.75 to 1.00
December 31, 2020	5.50 to 1.00
March 31, 2021	5.50 to 1.00
June 30, 2021	5.25 to 1.00
September 30, 2021	5.25 to 1.00
December 31, 2021	5.00 to 1.00
March 31, 2022	4.75 to 1.00
June 30, 2022	4.75 to 1.00
September 30, 2022	4.75 to 1.00
December 31, 2022	4.75 to 1.00
March 31, 2023 and the last day of each fiscal quarter thereafter	4.50 to 1.00

We were in compliance with our financial covenants as of December 31, 2019. However, there can be no assurances that we will remain in compliance with all covenants in the future and/or that we would be successful in obtaining waivers or modifications in the event of noncompliance.

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

Common Stock Warrant Liability

As part of the Second Lien Credit Facility, the Company granted the second lien lenders 1,006,568 warrants. The warrants have an exercise price of $1.67 (the average trading price of the Company’s common stock during a 60‑day period bracketing the completion of the financing) and expire on May 13, 2026. The warrants also provide the warrant holders with redemption rights, pre-emptive rights under certain circumstances to maintain their percentage of ownership in the Company, piggyback registration rights and mandatory registration rights after two years. In addition to a refinancing, the redemption rights allow the warrant holders, at their option, to require the Company to repurchase all or a portion of the warrants upon the occurrence of certain events, including: (i) a liquidity event, as defined in the warrant purchase agreement, or (ii) the Company’s insolvency. The repurchase value is the 21‑day average price of the Company’s stock at the time of such liquidity event, net of the warrant exercise price. If the redemption rights are exercised, the repurchase amount is payable by the Company in cash or through the issuance of an unsecured note with a four-year term and a minimum interest rate of 13.25%, as further defined in the warrant purchase agreement, and would be guaranteed by the Company’s subsidiaries. Alternatively, the warrant-holders may choose to have the Company register and sell the shares related to the warrants through a public stock offering.

The extinguishment of the Second Lien Credit Facility discussed previously is considered a “triggering event” for the possible redemption or registration of the warrants, as further detailed below. The Company’s warrant-holders have not yet requested the redemption or registration of their outstanding warrants, though they may do so on any six-month anniversary of the refinancing date prior to warrant expiration. Accordingly, the obligation is reflected as a current liability as of December 31, 2019 (see Note 12).

The Company measures the fair value of the warrants at each reporting period using Level 3 inputs (see Note 2). Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a “Monte Carlo” simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At December 31, 2019, the simulation included the following assumptions:  an expected contractual term of 6.37 years, an expected stock price volatility rate of 46.87%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.79%. The Company also used the Monte Carlo simulation approach for its valuation at December 31, 2018, which included the following assumptions:  an expected contractual term of 7.37 years, an expected stock price volatility rate of 43.26%, an expected dividend yield of 0%, and an expected risk-free interest rate of 2.64%. The Company recognized $1.2 million of other non-operating expense in 2019 and $1.7 million of other non-operating income during 2018, associated with changes in the fair value of the warrant liability.

7. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s remaining lease terms, including extensions, range from one month to approximately 38 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined) in excess of $3.65 million with no scheduled base rent increases through the remaining lease term ending in 2058. We recognized $1.6 million of rent expense, including $0.6 million of contingent rents, during 2019, and $1.5 million of rent expense, including $0.6 million of contingent rents, during 2018.

The land lease currently includes an exclusive option to purchase the leased land at any time through October 1, 2027, for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined), for 10 years from the purchase date. In the event that the Company sells or transfers either: (i) substantially all of the assets of Silver Slipper Casino Venture, LLC or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million, plus the retained interest mentioned above. In either case, the Company also has an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of an owned hotel, which may be exercised at any time and would accordingly reduce the purchase price of the remaining land by $2.0 million. Following a buy-out of the lease, the property would have to purchase or otherwise provide for its drinking water, which is currently provided by the landlord as part of the lease.

Bronco Billy’s Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease for $30,000 per month in rent. The lease term includes six renewal options in three-year increments to 2035. In May 2019, Bronco Billy’s exercised its second renewal option to extend the lease term through January 31, 2023, which will increase the monthly rent to $32,500 beginning in February 2021. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

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

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. (“Hyatt”) to operate the Grand Lodge Casino. The lease is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 6). Hyatt currently has an option to purchase our leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. Commencing January 1, 2018, the monthly rent payment increased from $145,833 to $166,667. We recognized $2.0 million of rent expense related to this lease during 2019 and 2018.

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

The lease expires on October 1, 2027, and lease payments are as follows: (i) $48,537 per month from April 2016 through March 2017, (ii) $56,537 per month from April 2017 through March 2018; (iii) $57,537 per month from April 2018 through March 2019; and (iv) $63,537 per month from April 2019 through March 2020. Beginning April 1, 2020 through the end of the lease, the scheduled monthly payment will be $54,326. The Company was also required to make certain improvements to the Rising Star Casino Resort of at least $1 million by March 31, 2017, which the Company satisfied. The lease payments include an annual interest rate of 3.5% through September 30, 2017 and 4.5% thereafter.

On September 17, 2017, the Company entered into a second amendment to the lease agreement to facilitate construction of the RV park that adjoins the leased hotel.

At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the project’s original cost of $7.7 million (see Note 3), reduced by the cumulative principal finance lease payments made by the Company during the lease term. At December 31, 2019, such net amount was $4.3 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs. The lease agreement is not guaranteed by the parent company or any subsidiary, other than Gaming Entertainment (Indiana) LLC, and has customary provisions in the event of a default.

Leases recorded on the balance sheet consist of the following:

(In Thousands)

Leases	Balance Sheet Classification	December 31, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$19,171
Finance lease assets	Property and Equipment, Net(1)	5,037
Total lease assets		$24,208

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$2,707
Finance	Current Portion of Finance Lease Obligation	448
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	16,706
Finance	Finance Lease Obligation, Net of Current Portion	3,829
Total lease liabilities		$23,690
(1)	Finance lease assets are recorded net of accumulated amortization of $2.7 million as of December 31, 2019.

The components of lease expense are as follows:

(In Thousands)
		Year Ended
Lease Costs	Statement of Operations Classification	December 31, 2019
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$3,920
Variable payments	Selling, General and Administrative Expenses	788
Finance lease:
Amortization of leased assets	Depreciation and Amortization	158
Interest on lease liabilities	Interest Expense, Net	206
Total lease costs		$5,072

Maturities of lease liabilities are summarized as follows:

(In Thousands)
	Operating	Financing
Year Ending December 31,	Leases(1)	Lease(2)
2020	$4,815	$616
2021	4,684	652
2022	4,468	652
2023	2,876	652
2024	1,135	652
Thereafter	31,018	1,847
Total future minimum lease payments	48,996	5,071
Less: Amount representing interest	(28,186)	(794)
Present value of lease liabilities	20,810	4,277
Less: Current lease obligations	(2,707)	(448)
Long-term lease obligations	$18,103	$3,829
(1)

As of December 31, 2019, the Company has an operating lease that has not yet commenced for which the present value of lease payments over the lease term totals $1.4 million.  Accordingly, this lease is not recorded on the Consolidated Balance Sheet at December 31, 2019.  This operating lease will commence in 2020 with a term of 3.5 years.

(2)	The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term
Operating leases	20.2	years
Finance lease	7.8	years
Weighted-average discount rate
Operating leases(1)	9.40%
Finance lease	4.50%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In Thousands)
Year Ended
Cash paid for amounts included in the measurement of lease liabilities:	December 31, 2019
Operating cash flows for operating leases	$3,933
Operating cash flows for finance lease	$206
Financing cash flows for finance lease	$544

8. INCOME TAXES

The income tax expense attributable to the Company’s loss before income taxes consisted of the following:

(In Thousands)	Years Ended December 31,
	2019	2018
Current Taxes
Federal	$—	$—
State	—	—
	—	—
Deferred Taxes
Federal	(1,016)	(587)
State	(743)	(651)
Increase in valuation allowance	1,839	1,714
	80	476
	$80	$476

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

(In Thousands)	Years Ended December 31,
	2019		2018
Tax Rate Reconciliation	Percent	Amount	Percent	Amount
Federal income tax benefit at U.S. statutory rate	21.0%	$(1,208)	21.0%	$(817)
State taxes, net of federal benefit	10.2%	(587)	13.2%	(515)
Change in valuation allowance(1)	(32.0)%	1,839	(44.0)%	1,714
Permanent differences	(3.7)%	215	(6.3)%	247
Credits	2.7%	(156)	3.7%	(146)
Other	0.4%	(23)	0.2%	(7)
	(1.4)%	$80	(12.2)%	$476
(1)	For 2018, this change is presented with tax reform consideration.

The Company’s deferred tax assets (liabilities) consisted of the following:

(In Thousands)	December 31,
	2019	2018
Deferred tax assets:
Deferred compensation	$591	$744
Intangible assets and amortization	3,761	4,023
Net operating loss carry-forwards	7,834	6,210
Accrued expenses	853	975
Allowance for doubtful accounts	32	22
Credits	668	481
Common stock warrant liability	402	69
Loan Fees	129	—
Interest valuation	65	40
Interest limitation	1,712	1,362
Lease liabilities	4,345	—
Charitable contribution carry-forward	125	97
Valuation allowance	(10,964)	(9,125)
	9,553	4,898
Deferred tax liabilities:
Depreciation of fixed assets	(1,711)	(1,939)
Amortization of indefinite-lived intangibles	(2,803)	(2,232)
Prepaid expenses	(656)	(710)
Effect of state taxes on future federal returns	(785)	(629)
Right of use assets	(4,282)	—
Other	(28)	(20)
	(10,265)	(5,530)
	$(712)	$(632)

As of December 31, 2019, the Company had federal net operating loss carryforward totaling $22.1 million and state tax carryforwards of $56.2 million. Regarding the federal net operating loss carryforward, $14.0 million can be carried forward 20 years and will begin to expire in 2035; the remaining amount can be carried forward indefinitely. Regarding the state tax carryforwards, $55.9 million can be carried forward 20 years and will begin to expire in 2035; the remaining amount can be carried forward indefinitely. The Company also has general business credits of $0.7 million which begin to expire in 2035.

In assessing the realizability of its deferred tax assets, the Company considered whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company evaluated both positive and negative evidence in determining the need for a valuation allowance. The Company continues to assess the realizability of deferred tax assets and concluded that it has not met the “more likely than not” threshold. As of December 31, 2019, the Company continues to provide a valuation allowance against its deferred tax assets that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these deferred tax assets reside. The valuation allowance against deferred tax assets has no effect on the actual taxes paid or owed by the Company.

As of December 31, 2019 and 2018, the Company had $0.7 million and $0.6 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles net of the maximum benefit allowed under the statute after netting with the indefinite-lived deferred tax assets.

Subsequent to the Company’s filing of its annual report on Form 10-K for the period ended December 31, 2018, the Company corrected the impact of the 2017 Tax Act on deferred tax liabilities to reflect that indefinite-lived deferred tax liabilities of $1.6 million should be netted against certain deferred tax assets and net operating loss carryforwards for purposes of assessing the realizability of those assets. As a result, the Company has reduced the previously reported valuation allowance as of January 1, 2018, by $1.6 million with a resulting decrease in deferred tax liabilities and accumulated deficit at December 31, 2018 of $1.6 million. Management believes that the impact of this adjustment is immaterial to the previously issued Consolidated Financial Statements.

The Company’s utilization of net operating loss (NOL) and the general business tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 (IRC), and similar state provisions’ due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed an IRC Section 382/383 analysis to determine if there are any annual limitations on the utilization of NOLs and tax credit carryforwards, and has determined that it is more likely than not that there have not been any of such greater-than-50% ownership changes during the last five years that would prohibit the Company from utilizing all of its tax attributes.

Management has made an annual analysis of its state and federal tax returns and concluded that the Company has no recordable liability, as of December 31, 2019 or 2018, for unrecognized tax benefits as a result of uncertain tax positions taken.

As of December 31, 2019, the Company is subject to U.S. federal income tax examinations for the tax years 2016 through 2019. In addition, the Company is subject to state and local income tax examinations for various tax years in the taxing jurisdictions in which the Company operates.

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

Defined Contribution Plan

We sponsor a defined contribution plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by us. Matching contributions made by us were $0.3 million for each of 2019 and 2018, excluding nominal administrative expenses assumed. For 2019 and 2018, the Company’s employer contribution rate was 50% up to 4% of compensation.

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

Net proceeds from this offering were used for general corporate purposes, including Phase One of the expansion of Bronco Billy’s Casino and Hotel. Amongst other items, Phase One included the purchase of the Imperial Hotel, the rebranding and reopening of the Imperial Hotel and Casino as the Christmas Casino & Inn, and the design and construction of a parking garage.

11. STOCK-BASED COMPENSATION

2015 Equity Incentive Plan. During the second quarter of 2017, the Company’s stockholders approved an amendment to the 2015 Equity Incentive Plan (“2015 Plan”) that increased the number of shares of common stock available for issuance under the 2015 Plan from 1,400,000 to 2,500,000. In addition to the increase in the number of authorized shares issuable under the 2015 Plan, the amendment included several “best practices” changes. The 2015 Plan includes new shares reserved for issuance to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10‑year terms and all awards issued thus far under the 2015 Plan do not vest on an accelerated basis if there is a change in control of the Company, unless the awards are not assumed by the successor, as defined.

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

Effective as of May 2019, the Company extended the employment agreement of Lewis Fanger, the Company’s Senior Vice President and Chief Financial Officer, through May 2022. In May 2019, the Company also separately issued him an option to purchase 100,000 shares of common stock under the 2015 Plan with an exercise price of $2.23. Mr. Fanger’s option vests annually in equal amounts over a three-year period.

In September 2019, the Company issued options to purchase a total of 260,000 additional shares of common stock under the 2015 Plan to various other employees of the Company, all of which have an exercise price of $1.97. These stock options all vest annually in equal amounts over the next three years. In all cases, the exercise price of the options reflects the Company’s closing price on the date of grant.

In May 2019, the Company also issued to non-executive members of its Board of Directors, as compensation for their annual service, options to purchase a total of 51,900 shares of common stock under the 2015 Plan with an exercise price of $2.23 and a one-year vesting period; and 21,524 shares of common stock under the 2015 Plan that vested immediately with certain transfer restrictions.

As of December 31, 2019, the Company had 489,635  stock-based awards authorized by shareholders and available for grant from the 2015 Plan.

Prior to the adoption of the 2015 Plan and outside of the 2006 Plan, in order to recruit its executive officers, the Company issued a non-qualified stock option to purchase 943,834 shares to Daniel R. Lee, its President and Chief Executive Officer, and a non-qualified stock option to purchase 300,000 shares to Lewis Fanger, its Senior Vice President, Chief Financial Officer and Treasurer. Each of these stock options vested over a four-year period and, as of December 31, 2019, these stock options have fully vested.

Stock Options. The following table summarizes information related to the Company’s common stock options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Stock	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options outstanding at January 1, 2019	2,575,774	$1.67
Granted	436,900	2.06
Exercised	(122,269)	1.84
Canceled/Forfeited	(33,333)	2.07
Expired	(12,667)	2.81
Options outstanding at December 31, 2019	2,844,405	$1.71	6.42	$4,667,998
Options exercisable at December 31, 2019	2,181,671	$1.56	5.65	$3,910,111

Compensation Cost. Compensation expense for the years ended December 31, 2019 and 2018 was $0.3 million and $0.6 million, respectively. These costs are recognized on a straight-line basis over the vesting period of the awards net of forfeitures and are included in selling, general and administrative expense on the consolidated statements of operations.

As of December 31, 2019, there was approximately $0.5 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	For the year ended December 31,
	2019	2018
Expected volatility	46.17%	43.33%
Expected dividend yield	—%	—%
Expected term (in years)	5.94	5.86
Weighted average risk free rate	1.87%	2.93%

The weighted-average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $0.94 and $1.34 per share, respectively.

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Methods and assumptions used to estimate the fair value of financial instruments are affected by the duration of the instruments and other factors used by market participants to estimate value. The carrying amounts for cash and equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value because of the short durations of the instruments and inconsequential rates of interest. Management also believes that the carrying value of long-term debt also approximates their estimated fair value because the terms of the facilities are representative of current market conditions. While management believes the carrying value of our finance lease obligation approximates its fair value because certain terms of the lease were recently renegotiated, management also believes that precise estimates are not practical because of the unique nature of the relationships.

The following tables present the fair value of those assets and liabilities measured on a recurring basis as of December 31, 2019 and 2018. See Notes 2 and 6 for further information regarding our interest rate cap and common stock warrant liability.

(In Thousands)

Financial instruments
not designated		December 31, 2019
for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Interest rate cap	Deposits and other assets	$—	$—	$—	$—
Common stock warrants	Common stock warrant liability	—	—	2,055	$2,055

(In Thousands)

Financial instruments
not designated		December 31, 2018
for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Interest rate cap	Deposits and other assets	$—	$92	$—	$92
Common stock warrants	Common stock warrant liability	—	—	825	$825

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

The Company utilizes Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. Adjusted Property EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, non-cash stock-based compensation expense, and corporate-related costs and expenses that are not allocated to each property.

The following tables present the Company’s segment information:

(In Thousands)	For the Year Ended December 31,
	2019	2018
Net Revenues
Silver Slipper Casino and Hotel	$73,201	$69,350
Rising Star Casino Resort	45,620	47,966
Bronco Billy's Casino and Hotel	27,507	26,942
Northern Nevada Casinos	19,104	19,629
	$165,432	$163,887
Adjusted Property EBITDA
Silver Slipper Casino and Hotel	$13,159	$12,126
Rising Star Casino Resort	1,330	2,806
Bronco Billy's Casino and Hotel	3,000	3,919
Northern Nevada Casinos	3,161	3,375
	20,650	22,226
Other operating (expense) income:
Depreciation and amortization	(8,331)	(8,397)
Corporate expenses	(4,710)	(4,575)
Preopening costs	—	(274)
Project development costs	(1,037)	(843)
Loss on disposal of assets, net	(8)	(79)
Stock-based compensation	(348)	(632)
Operating income	6,216	7,426
Other (expense) income:
Interest expense	(10,728)	(10,306)
Loss on extinguishment of debt	—	(2,673)
Adjustment to fair value of warrants	(1,230)	1,671
Other	—	(13)
	(11,958)	(11,321)
Loss before income taxes	(5,742)	(3,895)
Income tax expense	80	476
Net loss	$(5,822)	$(4,371)

(In Thousands)	December 31,
	2019	2018
Total Assets
Silver Slipper Casino and Hotel	$87,980	$79,094
Rising Star Casino Resort	40,277	39,722
Bronco Billy's Casino and Hotel	45,034	42,780
Northern Nevada Casinos	18,612	12,395
Corporate and Other	19,432	8,281
	$211,335	$182,272

(In Thousands)	December 31,
	2019	2018
Property and Equipment, net
Silver Slipper Casino and Hotel	$55,127	$56,369
Rising Star Casino Resort	32,824	33,700
Bronco Billy's Casino and Hotel	25,164	23,354
Northern Nevada Casinos	7,297	7,434
Corporate and Other	1,075	1,219
	$121,487	$122,076

14. SUBSEQUENT EVENTS

As a precautionary measure against the ongoing spread of COVID-19 (coronavirus), various state governments ordered the temporary closure of all casinos in their respective states. Accordingly, Rising Star Casino Resort temporarily suspended operations on March 16, 2020, Silver Slipper Casino and Hotel temporarily suspended operations on March 17, 2020, Bronco Billy’s Casino and Hotel temporarily suspended operations on March 17, 2020, and Grand Lodge Casino and Stockman’s Casino temporarily suspended operations on March 18, 2020. While these closures are expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, the timing of the reopening of our casinos, new information which may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others, cannot be reasonably estimated at this time and we anticipate this could have a material adverse impact on our business, results of operations, financial position and cash flows. Because we operate in several different jurisdictions, some of our casinos may be permitted to reopen prior to others. The Company will work diligently to reopen its casinos as soon as it is permitted to do so, subject to management’s discretion to voluntarily extend such closures.

We currently believe that, through our approximately $28.9 million of cash and equivalents as of December 31, 2019, we have the liquidity necessary to sustain closure for a period of time that extends beyond the currently-mandated closure periods. Additionally, as of December 31, 2019, we had $1.0 million of restricted cash. In March 2020, such cash was no longer categorized as restricted, as the Company was approved for its “master license” for sports betting by the Colorado Limited Gaming Control Commission on March 19, 2020. To preserve liquidity, upon the temporary closure of our properties in March 2020, we significantly reduced staffing levels at each of our properties and at our corporate office to a small group of essential employees. We also recently elected to pause construction of the Phase One parking garage at Bronco Billy’s, allowing us to use the cash designated for such construction to provide the Company with additional liquidity until our casinos are permitted to reopen.  No assurance can be given that, should the casino closures extend for a prolonged period and require us to seek additional liquidity, we will be able to successfully raise additional funds through either the issuance of new debt or new equity or the sale of assets. As stated above, the Company will work diligently to reopen its casinos as soon as it is permitted to do so. Because we operate in several different jurisdictions, some of our casinos may be permitted to reopen prior to others.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2019, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a‑15(e) and 15d‑15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f) and 15d‑15(f)) as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2020

Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:
•	Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements
•	Consolidated Balance Sheets as of December 31, 2019 and 2018
•	For the Years Ended December 31, 2019 and 2018:

◦Consolidated Statements of Operations

◦Consolidated Statements of Stockholders’ Equity

◦Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements
(b)	Exhibits
Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation as amended to date (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10‑Q (SEC File No. 1‑32583) filed on May 9, 2011).

3.2

Amended and Restated By-Laws of Full House Resorts, Inc., effective as of May 10, 2016 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on May 13, 2016).

4.1*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 "Registered Securities of Full House Resorts, Inc."

4.2

Specimen Certificate for Shares of Full House Resorts, Inc.’s Common Stock, par value $.0001 per share (Incorporated by reference to the Registrant’s Registration Statement on Form S‑3 (SEC file No. 333‑213123) filed on August 15, 2016).

4.3

Indenture, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on February 6, 2018).

4.4

First Amendment to Indenture, dated as of June 20, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on June 21, 2018).

4.5

Second Amendment to Indenture, dated as of May 10, 2019, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 13, 2019)

4.6

Form of Senior Secured Note due 2024 (included in Exhibit 4.1) (Incorporated by reference to Exhibit 4.1(a) to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on February 6, 2018).

10.1

Lease Agreement with Option to Purchase dated as of November 17, 2004, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10‑K (SEC File No. 1‑32583) filed on March 6, 2013).

10.2

First Amendment to Lease Agreement with Option to Purchase dated as of March 13, 2009, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10‑K (SEC File No. 1‑32583) filed on March 6, 2013).

10.3

Second Amendment to Lease Agreement with Option to Purchase dated as of September 26, 2012, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10‑K (SEC File No. 1‑32583) filed on March 6, 2013).

10.4

Third Amendment to Lease Agreement with Option to Purchase dated as of February 26, 2013, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10‑K (SEC File No. 1‑32583) filed on March 6, 2013).

10.5

Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on June 30, 2011).

10.6

First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on April 11, 2013).

10.7

Second Amendment to Casino Operations Lease effective as of November 25, 2015, by and between Gaming Entertainment (Nevada) LLC, a Nevada limited liability company, and Hyatt Equities, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on December 17, 2015).

10.8

Third Amendment to Casino Operations Lease, effective August 29, 2016, between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on August 30, 2016).

10.9

Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K/A (SEC File No. 1‑32583) filed on August 22, 2013).

10.10

First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on March 18, 2016).

10.11

Second Amendment to Hotel Lease/Purchase Agreement dated September 19, 2017, by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8‑K (SEC File No. 1‑32583) filed on September 21, 2017 ).

10.12

Amended and Restated First Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and Capital One Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K/A (SEC File No. 1‑32583) filed on May 18, 2016).

10.13

Amended and Restated Second Lien Credit Agreement, dated as of May 13, 2016, among Full House Resorts, Inc., as borrower, the lenders from time to time parties thereto, and ABC Funding, LLC, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8‑K/A (SEC File No. 1‑32583) filed on May 18, 2016).

10.14

Warrant Purchase Agreement, dated as of May 13, 2016, among Full House Resorts, Inc. and the purchasers named therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K/A (SEC File No. 1‑32583) filed on May 18, 2016).

10.15

Notes Purchase Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association, the Guarantors (as defined therein) and the Purchasers (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on February 6, 2018).

10.16

Form of Security Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Grantors (as defined therein) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on February 6, 2018).

10.17

Form of Intellectual Property Security Agreement, dated as of February 2, 2018, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Grantors (as defined therein). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on February 6, 2018).

10.18

Notes Purchase Agreement, dated as of May 10, 2019, by and among Full House Resorts, Inc., Wilmington Trust, National Association, the Guarantors (as named therein) and the Purchasers (as named therein) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 13, 2019)

10.19+	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1‑32583) filed on April 3, 2015).
10.20+

2015 Equity Incentive Plan (as amended and restated by the Board effective April 11, 2017). (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1‑32583) filed on April 14, 2017).

10.21+

Form of Award Agreement pursuant to the 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10‑K (SEC File No. 1‑32583) filed on March 8, 2018).

10.22+	Full House Resorts, Inc. Annual Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (SEC File No. 1‑32583) filed on August 1, 2017).
10.23+

Employment Agreement dated as of November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on December 1, 2014).

10.24+

Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on December 1, 2014).

10.25+

First Amendment to Employment Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on May 30, 2017).

10.26+

Award Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on May 30, 2017).

10.27+

Employment Agreement, dated as of June 4, 2019 (and effective as of May 17, 2019), by and between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 4, 2019.

10.28+

Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on February 4, 2015).

10.29+

Employment Agreement, dated as of September 17, 2018, by and between Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on October 2, 2018).

10.30

Letter Agreement, dated as of March 19, 2018, by and between Union Gaming Securities LLC and Full House Resorts, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (SEC File No. 1‑32583) filed on March 22, 2018).

21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm to the Company.
23.2*	Consent of Piercy Bowler Taylor & Kern.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a‑14(a)/15(d)‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a‑14(a)/15(d)‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Gaming Regulations.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*     Filed herewith.

**   Furnished herewith.

+     Executive compensation plan or arrangement.

Item 16. Form 10‑K Summary.

We have elected not to disclose the optional summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

March 30, 2020	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 30, 2020
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 30, 2020
Lewis A. Fanger, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ KENNETH R. ADAMS	March 30, 2020
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 30, 2020
Carl G. Braunlich, Director

/s/ ELLIS LANDAU	March 30, 2020
Ellis Landau, Director

/s/ KATHLEEN MARSHALL	March 30, 2020
Kathleen Marshall, Director

/s/ CRAIG W. THOMAS	March 30, 2020
Craig W. Thomas, Director

/s/ BRADLEY M. TIRPAK	March 30, 2020
Bradley M. Tirpak, Director