Form 10-Q
period 2020-03-31
FULL HOUSE RESORTS INC
filed 2020-05-13
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 11, 2020, there  were 27,075,962  shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Casino	$20,751	$28,298
Food and beverage	6,990	8,658
Hotel	1,974	2,715
Other operations, including online/mobile sports operations	1,138	823
Net revenues	30,853	40,494
Operating costs and expenses
Casino	10,333	11,785
Food and beverage	7,136	9,369
Hotel	1,173	2,420
Other operations	562	769
Selling, general and administrative	12,981	12,660
Project development costs	56	133
Depreciation and amortization	2,040	2,091
Gain on disposal of assets, net	—	(1)
	34,281	39,226
Operating (loss) income	(3,428)	1,268
Other (expense) income
Interest expense, net of $220 and $47 capitalized	(2,491)	(2,703)
Adjustment to fair value of warrants	1,656	(40)
	(835)	(2,743)
Loss before income taxes	(4,263)	(1,475)
Income tax provision	95	142
Net loss	$(4,358)	$(1,617)

Basic loss per share	$(0.16)	$(0.06)
Diluted loss per share	$(0.22)	$(0.06)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and equivalents	$24,317	$28,851
Restricted cash	—	1,000
Accounts receivable, net of allowance of $149 and $141	524	2,206
Inventories	2,101	2,292
Prepaid expenses and other	3,200	3,340
	30,142	37,689

Property and equipment, net	120,193	121,487
Operating lease right-of-use assets, net	19,674	19,171
Goodwill	21,286	21,286
Other intangible assets, net	11,033	11,056
Deposits and other	612	646
	$202,940	$211,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,309	$5,216
Accrued payroll and related	2,102	3,044
Other accrued expenses and other	8,580	10,613
Current portion of operating lease obligations	3,113	2,707
Current portion of finance lease obligation	473	448
Current portion of long-term debt	1,100	1,100
Common stock warrant liability	399	2,055
	21,076	25,183

Operating lease obligations, net of current portion	16,794	16,706
Finance lease obligation, net of current portion	3,708	3,829
Long-term debt, net	102,874	102,923
Deferred income taxes, net	807	712
Contract liabilities, net of current portion	5,860	5,886
	151,119	155,239
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,345,525 shares issued and 27,075,962 shares outstanding	3	3
Additional paid-in capital	64,485	64,402
Treasury stock, 1,269,563 common shares	(1,548)	(1,548)
Accumulated deficit	(11,119)	(6,761)
	51,821	56,096
	$202,940	$211,335

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2020	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096
Stock-based compensation	—	—	83	—	—	—	83
Net loss	—	—	—	—	—	(4,358)	(4,358)
Balance, March 31, 2020	28,346	$3	$64,485	1,270	$(1,548)	$(11,119)	$51,821

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2019	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345
Exercise of stock options	26	—	45	—	—	—	45
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	(1,617)	(1,617)
Balance, March 31, 2019	28,315	$3	$64,066	1,357	$(1,654)	$(2,556)	$59,859

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,358)	$(1,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,040	2,091
Amortization of debt issuance and warrant costs	225	190
Stock-based compensation	83	86
Change in fair value of stock warrants	(1,656)	40
Change in fair value of interest rate cap	—	69
Gain on disposal of assets	—	(1)
Increases and decreases in operating assets and liabilities:
Accounts receivable	1,682	486
Prepaid expenses, inventories and other	331	(37)
Deferred taxes	95	143
Deferred revenue	(25)	—
Accounts payable and accrued expenses	(2,583)	(2,129)
Net cash used in operating activities	(4,166)	(679)
Cash flows from investing activities:
Purchase of property and equipment	(1,031)	(1,256)
Other	33	4
Net cash used in investing activities	(998)	(1,252)
Cash flows from financing activities:
Payment of debt discount and issuance costs	—	(3)
Repayment of Senior Secured Notes	(275)	(250)
Repayment of finance lease obligation	(95)	(125)
Proceeds from exercise of stock options	—	45
Net cash used in financing activities	(370)	(333)

Net decrease in cash, cash equivalents and restricted cash	(5,534)	(2,264)
Cash, cash equivalents and restricted cash, beginning of period	29,851	20,634
Cash, cash equivalents and restricted cash, end of period	$24,317	$18,370

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,248	$2,353
NON-CASH INVESTING ACTIVITIES:
Accounts payable related capital expenditures	$80	$459

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2019 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Liquidity, Going Concern and Management Plans. The consolidated financial statements have been prepared on the going concern basis of accounting, assuming the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s casinos are its primary sources of income and operating cash flows and they are relied upon to remain in compliance with debt covenants and meet the Company’s obligations when due. As described in Note 5, the Senior Secured Notes agreement requires the Company to maintain a total leverage ratio covenant, which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. As detailed in Notes 2 and 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in March 2020, the Company temporarily suspended operations at its casinos and hotels pursuant to orders from governmental authorities as a precautionary measure against the ongoing spread of a highly contagious coronavirus that was declared a pandemic (“COVID-19”) by the World Health Organization. The Company currently believes that its properties will reopen to the public according to the following schedule: by May 22, 2020 for the Silver Slipper Casino and Hotel; late May 2020 for Stockman’s Casino and Grand Lodge Casino; early June 2020 for Bronco Billy’s Casino and Hotel; and June 14, 2020 for Rising Star Casino Resort. As COVID-19 is dynamic, such planned opening dates are subject to change. Management believes it has sufficient resources to fund its currently-reduced operations, consisting principally of preservation of assets and a core staff necessary to plan for reopening, beyond the currently-mandated closure periods. However, management does not control and is not qualified to predict the length of the closure of its casinos and hotels due to the pandemic, nor the impact on business volumes once they are open.

As described in Notes 2 and 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, a significant period of closure or significant declines in business volumes upon reopening would negatively impact our ability to remain in compliance with our debt covenants. In the event that the Company would fail to meet its debt covenants in the next twelve months from the issuance of the consolidated financial statements, the Company would either seek covenant waivers or attempt to amend its covenants, though there is no certainty that the Company would be successful in such efforts. For example, the Company’s lenders agreed to amend our leverage covenant for the period ended March 31, 2020, and the parties collectively continue to discuss amending covenants for future quarters. ASC 205-40, Going Concern, calls for management to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued. Because of the length of this look-forward period and the substantial items that are outside of its control, and despite its intent and best efforts to overcome the challenges in the current environment, management concluded that there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is attempting to mitigate the impacts of COVID-19 on the Company through the plans described above. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

The Company utilizes Level 2 inputs when measuring the fair value of its Interest Rate Cap (see Note 5).

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

Restricted cash balances were funds received from certain sports wagering agreements that had not commenced and were contractually required to be separated from the Company’s operating cash. In March 2020, such cash was no longer categorized as restricted, as the Company was approved for its “master license” for sports betting by the Colorado Limited Gaming Control Commission on March 19, 2020.

Cash, cash equivalents and restricted cash consisted of the following:

(In thousands)	March 31,	December 31,
	2020	2019
Cash and equivalents	$24,317	$28,851
Restricted cash	—	1,000
	$24,317	$29,851

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play/cash back,” complimentary dining, or hotel stays. Such liabilities were approximately $1.4 million each for March 31, 2020 and December 31, 2019. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. These liabilities were created in the third quarter of 2019 when the Company entered into several agreements with various unaffiliated companies allowing for online/mobile sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these longer-term Sports Agreements, the Company received one-time market access fees in cash, which were recorded as a long-term liability in the same amount and will be recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations. The current and noncurrent portions of the deferred revenues balance totaling $5.96 million for March 31, 2020 is included with “Other accrued expenses and other” and  “Contract liabilities, net of current portion” on the consolidated balance sheets, respectively. Of the Company’s Sports Agreements, on-site sports wagering commenced at Rising Star in the fourth quarter of 2019, as did one of the Company’s three mobile sports wagering websites in Indiana.

Income Taxes. For interim income tax reporting for the three-months ended March 31, 2020, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Leases. The Company determines if a contract is or contains a lease at inception or modification of the agreement. A contract is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means that the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. ASC 842 requires a dual approach for lessee accounting under which a lessee would classify and account for leases as either finance leases or operating leases, both of which result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet, as measured on a discounted basis for leases with terms greater than a year. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; for operating leases, the lessee will recognize straight-line rent expense.

The Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less. However, costs related to short-term leases with terms greater than one month, which the Company deems material, are disclosed as a component of lease expenses when applicable. Additionally, the Company accounts for new and existing leases containing both lease and non-lease components (“embedded leases”) together as a single lease component by asset class for gaming-related equipment; therefore, the Company does not allocate contract consideration to the separate lease and non-lease components based on their relative standalone prices.

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

See Note 3 below regarding lease guidance relief that the Company has taken as they relate to COVID-19.

Recently Issued Accounting Standards. The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s lease terms, including extensions, range from one month to approximately 38 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below.

As a result of COVID-19, the Financial Accounting Standards Board (“FASB”), which governs U.S. GAAP, has offered companies the accounting election to apply guidance relief relating to lease concessions for business interruptions brought on by government-mandated closures. Normally, such rent deferments or forgiveness of certain payments that have been granted outside the original contract terms would trigger lease remeasurements. However, without relief in applying the lease accounting guidance, these modifications in terms would require evaluations that would be considered both costly and complex for certain companies. Rather than analyzing each lease contract individually, companies can choose on a reasonable basis to either: (1) apply the modification framework for these concessions in accordance with the applicable codification (see Note 2)

to calculate lease remeasurements, or (2) forgo such remeasurements and account for the concessions as if they were made under the enforceable rights included in the original agreement.

In its efforts to preserve cash, the Company obtained rent concessions as a direct result of business disruptions from COVID-19 for certain material leases, as further discussed below and in Note 12. In summary, the Company has elected to apply guidance relief as granted by FASB for rent deferments as these deferrals of payments only affect the timing of payments; the total rent amounts paid over the course of the original contract remain the same. As such, the Company will continue to accrue for related lease expenses during the deferral period and forgo remeasurement of those leases. In contrast, the Company did not apply the aforementioned election for the rent forgiveness that was granted for the land lease at Silver Slipper, since the amounts paid over the remaining term of the contract reflect an actual reduction from its original lease measurement.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The agreement includes fixed, base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease) in excess of $3.65 million, with no scheduled base rent increases through the remaining lease term ending in 2058.

Effective March 2020, the Company later executed a fourth amendment to the original lease with the landlord, which granted a waiver of base rent for April and May of 2020. With such abatement totaling $155,000 of undiscounted cash, the Company chose to remeasure this lease in order to more fairly represent the reduction in payments, as this was the only material lease in which the Company was able to obtain rent forgiveness to date. This amendment also delays the beginning of the Company’s purchase option period for the leased land. The Company may exercise its purchase option from April 1, 2022 (as amended) through October 1, 2027, for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date.

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

Bronco Billy’s Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. Bronco Billy’s exercised its first renewal option through January 2020, and currently pays $30,000 per month in rent. In May 2019, Bronco Billy’s also exercised its second renewal option to extend the lease term through January 31, 2023, which will increase the monthly rent to $32,500 beginning in February 2021. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property. See Note 12 regarding concessions granted for this lease, which are effective in the second quarter of 2020.

Christmas Casino at Bronco Billy’s through August 2021 and Option to Purchase. As part of the Bronco Billy’s expansion, the Company leased a closed casino in August 2018 and opened it as the rebranded Christmas Casino in November 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino at any time during the lease term, or as extended. The purchase price is $2.6 million if bought by October 31, 2020, increasing by $0.1 million on each anniversary thereafter up to $2.8 million. No concession was granted for this lease to date.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities, L.L.C. (“Hyatt”) to operate the Grand Lodge Casino. The lease is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the senior secured notes due 2024 (see Note 5). Hyatt currently has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023. No concession was granted for this lease to date.

Corporate Office Lease through January 2025. In June 2017, the Company leased 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025. No concession was granted for this lease to date.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104‑room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million (see Note 4), reduced by the cumulative principal payments made by the Company during the lease term. At March 31, 2020, such net amount was $4.2 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs. See Note 12 regarding concessions granted for this lease, which are effective in the second quarter of 2020.

Leases recorded on the balance sheet consist of the following:

(In thousands)

Leases	Balance Sheet Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$19,674	$19,171
Finance lease assets	Property and Equipment, Net(1)	4,997	5,037
Total lease assets		$24,671	$24,208

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,113	$2,707
Finance	Current Portion of Finance Lease Obligation	473	448
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	16,794	16,706
Finance	Finance Lease Obligation, Net of Current Portion	3,708	3,829
Total lease liabilities		$24,088	$23,690

(1)Finance lease assets are recorded net of accumulated amortization of $2.7 million as of March 31, 2020.

The components of lease expense are as follows:

(In thousands)		Three Months Ended
		March 31,
Lease Costs	Statement of Operations Classification	2020	2019
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,200	$960
Variable payments	Selling, General and Administrative Expenses	154	184
Finance lease:
Amortization of leased assets	Depreciation and Amortization	40	40
Interest on lease liabilities	Interest Expense, Net	32	54
Total lease costs		$1,426	$1,238

Maturities of lease liabilities as of March 31, 2020 are summarized as follows:

(In thousands)
	Operating	Financing
Year Ending December 31,	Leases	Lease(1)
2020 (excluding the three months ended March 31, 2020)	$3,451	$488
2021	4,684	652
2022	4,468	652
2023	2,876	652
2024	1,135	652
Thereafter	31,017	1,847
Total future minimum lease payments	47,631	4,943
Less: Amount representing interest	(27,724)	(762)
Present value of lease liabilities	19,907	4,181
Less: Current lease obligations	(3,113)	(473)
Long-term lease obligations	$16,794	$3,708

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104‑room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	March 31, 2020		December 31, 2019
Weighted-average remaining lease term
Operating leases	19.3	years	20.2	years
Finance lease	7.5	years	7.8	years
Weighted-average discount rate
Operating leases(1)	9.38%		9.40%
Finance lease	4.50%		4.50%

(1)Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash flows for operating leases	$1,209	$961
Operating cash flows for finance lease	$32	$54
Financing cash flows for finance lease	$95	$125

4. PROPERTY AND EQUIPMENT

Property and equipment, including finance lease assets, consists of the following:

(In thousands)	March 31,	December 31,
	2020	2019
Land and improvements	$16,144	$16,144
Buildings and improvements	107,139	106,946
Furniture and equipment	48,138	47,886
Finance lease assets (see Note 3)	7,726	7,726
Construction in progress	11,112	10,856
	190,259	189,558
Less: Accumulated depreciation	(70,066)	(68,071)
	$120,193	$121,487

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	March 31,	December 31,
	2020	2019
Senior Secured Notes	$107,650	$107,925
Less: Unamortized discounts and debt issuance costs	(3,676)	(3,902)
	103,974	104,023
Less: Current portion of long-term debt	(1,100)	(1,100)
	$102,874	$102,923

Senior Secured Notes and Waiver. On April 28, 2020, the Company executed the Third Amendment to Indenture dated as of April 28, 2020 (the “Amendment”) to amend the Indenture dated as of February 2, 2018 (as amended and supplemented, the “Indenture”), which governs the senior secured notes due 2024 issued by the Company in the aggregate principal amount of $110.0 million (collectively, the “Notes”). Reflecting the impact of the temporary closures of the Company’s properties due to COVID-19, the Amendment (i) deleted the total leverage ratio covenant as of March 31, 2020, and (ii) resolved any potential ambiguities regarding a qualified auditor opinion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company paid an amendment fee of 0.35%, or $376,775 to the holders of its Notes, based on the outstanding balance of the aggregate principal amount as of March 31, 2020. Additionally, as set forth below, the Amendment increased the optional premiums by 15 basis points, plus accrued and applicable unpaid interest, if the Company chooses to redeem all or a part of the Notes prior to maturity:

Redemption Periods	Percentage Premium
On February 2, 2020 to February 1, 2021	1.65%
On February 2, 2021 to February 1, 2022	0.65%
On or after February 2, 2022	0.15%

The Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, the Company is required to make principal payments of $275,000 with a balloon payment for the remaining $103.7 million due upon maturity. Excluding the exercise of any optional early redemptions as detailed above, this increase to the original balloon payment of an additional $165,000 includes 0.15% applied to the aggregate principal amount of the Notes repaid according to the Amendment.

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

Covenants. The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. The Company is required to maintain a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. The Company is allowed to deduct up to $15 million of its cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio. The Amendment deleted the total leverage ratio covenant for the period ended March 31, 2020. For the remainder of the year, the total leverage ratio maximum is 5.75x through September 30, 2020 and 5.50x through December 31, 2020. Due to the impact of COVID-19, the Company is currently in discussions with its lenders regarding amendments with respect to leverage ratio covenants in future periods. However, there can be no assurances that the Company will remain in compliance with all covenants and/or that it would be successful in obtaining waivers or modifications in the event of noncompliance in the future.

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

The Company measures the fair value of the warrants at each reporting period (see Note 2). At March 31, 2020, the estimated fair value was determined using the following assumptions:  an expected contractual term of 6.12 years, an expected stock price volatility rate of 58.85%, an expected dividend yield of 0%, and an expected risk-free interest rate of 0.47%.

7. INCOME TAXES

The Company’s effective income tax rate for the three-months ended March 31, 2020 and 2019 was (2.2%) and (9.6%), respectively. The Company’s tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

On March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were each enacted in response to COVID-19. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017; however, these benefits do not impact the Company’s current tax provision.

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

9. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss - basic	$(4,358)	$(1,617)
Adjustment for assumed conversion of warrants	(1,656)	—
Net loss - diluted	$(6,014)	$(1,617)

Denominator:
Weighted-average common and common share equivalents - basic	27,076	26,940
Potential dilution from assumed conversion of warrants	364	—
Weighted-average common and common share equivalents - diluted	27,440	26,940
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	2,844	3,556

10. SHARE-BASED COMPENSATION

As of March 31, 2020, the Company had 489,635 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information related to the Company’s common stock options as of March 31, 2020:

Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2020	2,844,405	$1.71
Granted	—	—
Exercised	—	—
Canceled/Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2020	2,844,405	$1.71
Options exercisable at March 31, 2020	2,211,671	$1.57

Share-based compensation expense totaled $83,000 and $86,000 for the three-months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, there was approximately $0.4 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended March 31, 2020
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Net Revenues
Casino	$9,070	$5,028	$4,005	$2,648	$—	$20,751
Food and beverage	4,679	1,153	767	391	—	6,990
Hotel	969	858	147	—	—	1,974
Other operations	374	632	63	69	—	1,138
	$15,092	$7,671	$4,982	$3,108	$—	$30,853

Adjusted Property EBITDA	$1,831	$(1,093)	$(478)	$(390)	$—	$(130)
Other operating costs and expenses:
Depreciation and amortization						(2,040)
Corporate expenses						(1,119)
Project development costs						(56)
Stock-based compensation						(83)
Operating loss						(3,428)
Other (expense) income:
Interest expense, net						(2,491)
Adjustment to fair value of warrants						1,656
						(835)
Loss before income taxes						(4,263)
Income tax provision						95
Net loss						$(4,358)

(In thousands)	Three Months Ended March 31, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Net Revenues
Casino	$12,379	$7,343	$5,243	$3,333	$—	$28,298
Food and beverage	5,371	1,813	974	500	—	8,658
Hotel	1,144	1,423	148	—	—	2,715
Other operations	387	289	75	72	—	823
	$19,281	$10,868	$6,440	$3,905	$—	$40,494

Adjusted Property EBITDA	$3,845	$404	$615	$(9)	$—	$4,855
Other operating costs and expenses:
Depreciation and amortization						(2,091)
Corporate expenses						(1,278)
Project development costs						(133)
Gain on disposal of assets, net						1
Stock-based compensation						(86)
Operating income						1,268
Other (expense) income:
Interest expense, net						(2,703)
Adjustment to fair value of warrants						(40)
						(2,743)
Loss before income taxes						(1,475)
Income tax provision						142
Net loss						$(1,617)

(In thousands)	March 31,	December 31,
	2020	2019
Total Assets
Silver Slipper Casino and Hotel	$83,574	$87,980
Rising Star Casino Resort	34,917	40,277
Bronco Billy's Casino and Hotel	42,470	45,034
Northern Nevada Casinos	14,469	18,612
Corporate and Other	27,510	19,432
	$202,940	$211,335

12. SUBSEQUENT EVENTS

Continuation of Temporary Casino Closures. As a precautionary measure against the ongoing spread of COVID-19, various state governments ordered the temporary closure of all casinos in their respective states. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, all of the Company’s casinos and related operations temporarily closed in mid-March 2020. While these closures are expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, the timing of the reopening of its casinos, the timing of the launch of mobile sports wagering in Indiana and Colorado by the Company’s contracted parties, new information which may emerge concerning the severity of COVID-19, and the actions to contain COVID-19 or treat its impact, among others, cannot be reasonably estimated at this time and the Company anticipates this could have a material adverse impact on its business, results of operations, financial position and cash flows.

We currently believe that our properties will reopen to the public according to the following schedule: by May 22, 2020 for the Silver Slipper Casino and Hotel; late May 2020 for Stockman’s Casino and Grand Lodge Casino; early June 2020 for Bronco Billy’s Casino and Hotel; and June 14, 2020 for Rising Star Casino Resort. As COVID-19 is dynamic, such planned opening dates are subject to change.

The Company currently believes that, through its current cash balances, it has the liquidity necessary to sustain closure beyond the currently-mandated closure periods. To preserve liquidity, upon the temporary closure of its properties in March 2020, the Company significantly reduced staffing levels at each of its properties and at its corporate office to a small group of essential employees. The Company also elected to suspend construction of the Phase One parking garage at Bronco Billy’s, allowing it to use the cash designated for such construction to provide the Company with additional liquidity until its casinos are permitted to reopen. No assurance can be given that, should the casino closures extend for a prolonged period or if business volumes are significantly impacted after opening and require it to seek additional liquidity, the Company will be able to successfully raise additional funds. As stated above, the Company will work diligently to reopen its casinos as soon as it is permitted to do so.

Waiver and Amendment of Debt Covenants. On April 28, 2020, the Company executed the Amendment dated as of April 28, 2020 to amend the Indenture to the Notes, which deleted the total leverage covenant for the period ended March 31, 2020, amongst other items (see Note 5).

Sports Wagering in Indiana and Colorado. The Colorado Limited Gaming Control Commission approved the Company for its three permitted “Sports Betting Master Licenses” in March 2020. Additionally, in April 2020, the Company’s three providers for mobile sports wagering were approved for their “Temporary Internet Sports Betting Operator Licenses.” On May 1, 2020, online/mobile sports wagering in Colorado went live, though without significant sporting events and games to wager on. The Company currently expects that at least one of its contracted sports wagering websites will launch in Colorado in the second quarter of 2020, and that all three contracted websites will have launched in Colorado by the end of the third quarter of 2020.

In Indiana, one of the Company’s three providers for sports wagering websites launched operations on December 30, 2019. The remaining two companies await licensure.

Contractually, these six sports betting agreements in Colorado and Indiana are expected to result in a combined minimum of $7 million per year in revenues for the Company after their launch of operations, with minimal expected related costs.

Unsecured Loans Under the CARES Act.  On May 8, 2020, two wholly-owned subsidiaries of the Company executed promissory notes (the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act and administered by the U.S. Small Business Administration (the “SBA”). Such funds will be used principally to rehire several hundred employees at Rising Star and Bronco Billy’s in preparation for the reopening of these businesses. The Loans are being made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”), have a two-year term, bear interest at a rate of 1.00% per annum, and mature on May 3, 2022. Monthly principal and interest payments are deferred for six months. Beginning in December 2020, the Company is required to make monthly payments of principal and interest to the Lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses, including primarily the payroll and health benefits of employees who would otherwise be without jobs or health benefits. The details of such potential loan forgiveness are still being developed by the SBA and there is no certainty that any or all of such Loans will be forgiven.

Concessions Obtained for Certain Leases. In the second quarter of 2020, the Company was able to obtain deferments as a direct result of business disruptions from COVID-19 for its operating lease at Bronco Billy’s and its finance lease at Rising Star. Effective March 2020, the Company also obtained rent abatements for April and May of 2020 of its casino land lease at Silver Slipper. For details and discussion of accounting treatment, see Note 3.

Subsequently in April 2020 at Bronco Billy’s, the Company executed a letter agreement to the original lease with the landlord, which granted partial lease deferrals for specified amounts (separately, the “First Deferral Amount” and “Second Deferral Amount”). For each of May, June and July of 2020, the First Deferral Amount would reduce the base rent by $8,000. Also, for each of August, September and October of 2020, the Second Deferral Amount would reduce the base rent by $5,300. Altogether, the deferrals totaling $39,900 of undiscounted cash require the Company to make such payments in full no later than December 1, 2021. As the Company determined that this concession affected only the timing of payments, it took the guidance relief of not remeasuring the lease liability and corresponding ROU asset, which would have been required under the existing modification framework in ASC 842. Additionally, the Company will accrue for the full amount of lease expenses corresponding to the respective periods as if no changes to rent payments were made.

At Rising Star, the Company was able to obtain approvals from the landlord for deferments of payments due for April and May 2020 until its reopening. As COVID-19 is dynamic, the Company believes Rising Star will reopen to the public on June 14, 2020, with such planned opening dates subject to change. Altogether, the deferrals amount to approximately $109,000 of undiscounted cash. As the Company determined that this concession affected only the timing of payments, it took the guidance relief of not remeasuring the lease liability and corresponding ROU asset, which would have been required under the existing modification framework in ASC 842. Additionally, the Company will accrue for the full amount of interest expenses corresponding to the respective periods as if no changes to rent payments were made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10‑Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2019, which were included in our Annual Report on Form 10‑K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course at Rising Star, our recreational vehicle parks (“RV parks”) as owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment. We often provide hotel rooms and food and beverages to customers on a complimentary basis; the value of such services are included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and accruals for certain progressive jackpots offered by the Company.

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

Recent Developments

COVID-19 Pandemic.    In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”), which continues to be spread throughout the U.S. and the world. COVID-19 has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties in March 2020. As a result, we have experienced a material decline in our revenues. While our business performed largely as expected in January, February and early March of 2020, the closure of our casinos during March 2020 resulted in our total operating revenues decreasing by 23.8% in the first quarter of 2020 as compared to the first quarter of 2019. While the length and severity of the impact on our operating results is uncertain, we presently expect the decline in revenue to increase in the second quarter of 2020. The extent to which our financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the timing of the reopening of our casinos, new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the level of customer demand upon reopening of our casinos, increased operating costs in light of social distancing requirements as a result of COVID-19 and general economic conditions, among others. We currently believe that our properties will reopen to the public according to the following schedule: by May 22, 2020 for the Silver Slipper Casino and Hotel; late May 2020 for Stockman’s Casino and Grand Lodge Casino; early June 2020 for Bronco Billy’s Casino and Hotel; and June 14, 2020 for Rising Star Casino Resort. As COVID-19 is dynamic, such planned opening dates are subject to change. For a further discussion regarding the impacts of COVID-19 on our business, see “Liquidity and Capital Resources – COVID-19 Impact on Liquidity” below.

Waiver and Amendment of Debt Covenants.    In April 2020, we obtained a waiver and amendment (the “Waiver and Amendment”) to the indenture dated as of February 2, 2018 (as amended and supplemented, the “Indenture”), which governs the aggregate $110.0 million of senior secured notes due 2024 (collectively, the “Notes”). The Waiver and Amendment was executed in recognition of the impacts of COVID-19 on our business and operations. Pursuant to the Waiver and Amendment, among other things, the noteholders agreed to delete the total leverage ratio covenant for the measurement period ending on March 31, 2020 and to waive the requirement to deliver a financial statement to each noteholder without a “going-concern” or like qualification or exception.  In consideration for the amendment and one-time waiver, we paid the noteholders a waiver fee of 0.35%, or $376,775. We also agreed to increase the call premium to noteholders upon optional redemption of the Notes by 15 basis points for all periods on or after February 2, 2020, as well as on any amounts outstanding at maturity. We continue to discuss the amendment of covenant levels for future quarters; however, there can be no assurance that we will be successful in our efforts to obtain such future waivers or amendments.

Bronco Billy’s Expansion Suspended.  In March 2020, in light of COVID-19, we suspended construction of the Phase One parking garage at Bronco Billy’s.  Whether or not we will be able to complete the parking garage in the near future will depend on the length of time that our casinos are closed, the operating results of our casinos when they reopen, and the capital markets that might be available to us at some future date. Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment space, and two new restaurants, is contingent upon receipt of financing on acceptable terms, among other contingencies. We do not intend to commence construction of Phase Two until Phase One is completed.

Sports Wagering in Colorado and Indiana.  In Colorado, the Colorado Limited Gaming Control Commission approved us for our three permitted “Sports Betting Master Licenses” in March 2020. Additionally, in April 2020, our three providers for mobile sports wagering were approved for their “Temporary Internet Sports Betting Operator Licenses.” On May 1, 2020, online/mobile sports wagering in Colorado went live, though without significant sporting events and games to wager on. We currently expect that at least one of our contracted sports wagering websites will launch in Colorado in the second quarter of 2020, and that all three contracted websites will have launched in Colorado by the end of the third quarter of 2020.

In Indiana, one of our three contracted websites for sports wagering launched operations on December 30, 2019. The remaining two companies await licensure.

Contractually, these six sports betting agreements in Colorado and Indiana are expected to result in a combined minimum of $7 million per year in revenues for us after their launch of operations, with minimal expected related costs.

Unsecured Loans Under the CARES Act.  On May 8, 2020, two wholly-owned subsidiaries executed promissory notes (the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act and administered by the U.S. Small Business Administration. Such funds will be used principally to rehire several hundred employees at Rising Star and Bronco Billy’s in preparation for the reopening of these businesses. The Loans are being made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”), have a two-year term, bear interest at a rate of 1.00% per annum, and mature on May 3, 2022. Monthly principal and interest payments are deferred for six months. Beginning in December 2020, we are required to make monthly payments of principal and interest to the Lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses, including primarily the payroll and health benefits of employees who would otherwise be without jobs or health benefits. The details of such potential loan forgiveness are still being developed by the Small Business Administration and there is no certainty that any or all of such Loans will be forgiven.

Waukegan Proposal.  While we remain focused on conserving capital and reopening our operations, we continue to be one of three bidders for the opportunity to build a new casino in Waukegan, Illinois, midway between Chicago and Milwaukee. If chosen, we anticipate developing this casino in a joint venture, employing project financing. There is no certainty that we will be chosen to develop such a  casino, that we will find a suitable partner, or that project financing will be available.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three-months ended March 31, 2020 and 2019:

	Three Months Ended
(In thousands)	March 31,		Percent
	2020	2019	Change
Net revenues	$30,853	$40,494	(23.8)%
Operating expenses	34,281	39,226	(12.6)%
Operating (loss) income	(3,428)	1,268	(370.3)%
Interest and other non-operating expenses, net	835	2,743	(69.6)%
Income tax provision	95	142	(33.1)%
Net loss	$(4,358)	$(1,617)	169.5%

	Three Months Ended
(In thousands)	March 31,		Percent
	2020	2019	Change
Casino revenues
Slots	$17,359	$23,473	(26.0)%
Table games	2,751	4,120	(33.2)%
Other	641	705	(9.1)%
	20,751	28,298	(26.7)%

Non-casino revenues, net
Food and beverage	6,990	8,658	(19.3)%
Hotel	1,974	2,715	(27.3)%
Other	1,138	823	38.3%
	10,102	12,196	(17.2)%
Total net revenues	$30,853	$40,494	(23.8)%

The following discussion is based on our consolidated financial statements for the three-months ended March 31, 2020 and 2019.

Revenues. Consolidated net revenues for the three-month period decreased primarily due to suspended operations at all properties as mandated by state government orders in mid-March 2020, in response to COVID-19. This resulted in our revenues reflecting activities for approximately two-thirds of the first quarter, as compared to the prior-year period which reflects a full period of operations. Of note, “Other Non-casino Revenues” includes $0.4 million of revenue related to our mobile sports operations. The first quarter of 2020 includes a full period of one of our six sports wagering websites, or “skins,” for which we contracted third parties to conduct operations in exchange for minimum annual revenue guarantees. This first sports wagering website commenced operations in Indiana on December 30, 2019. We currently expect at least one additional website to launch in the second quarter of 2020, and for all of our six contracted websites to have commenced operations by the end of the third quarter of 2020.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three-month period likewise decreased due to the temporary closures discussed above. A majority of this decrease, particularly in casino expenses, can be attributed to the lower gaming-related taxes at Rising Star and Silver Slipper as a result of decreased volume. Similarly, decreased volume corresponded to lower food and beverage expenses as there were fewer buffet guests and restaurant covers. The decrease in hotel expenses was due to the scaling back of our workforce and overhead costs, after a brief period of continued wages and health benefits beyond the casino closures. To a lesser extent, decreases in the gaming-related variable rent at Silver Slipper and marketing expenditures for the overall quarter attributed to the decrease in consolidated operating expenses.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	March 31,
	2020	2019
Interest cost (excluding loan fee amortization)	$2,486	$2,491
Amortization of debt issuance costs and discount	225	190
Change in fair value of interest rate cap agreement	—	69
Capitalized interest	(220)	(47)
	$2,491	$2,703

The decrease in interest expense for the three-month period is primarily due to the increase in capitalized interest for our expansion project at Bronco Billy’s, which we suspended in March 2020 due to COVID-19.

Other Non-Operating Expenses, Net

For the three-month period ended March 31, 2020, we had approximately $1.7 million of other non-operating income from the fair value adjustment to our outstanding warrants, which is a non-cash item related to changes in our stock price. Decreases in our share price result in decreases in the value of the warrants, causing a non-cash gain. Conversely, increases in our share price result in increases in the value of the warrants, causing a non-cash loss.

Income Tax Expense. We recognized income tax expense for the three-months ended March 31, 2020 and 2019, which resulted in effective income tax rates of (2.2%) and (9.6%), respectively.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2020 results. Tax losses incurred in 2020 may offset taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we currently maintain a valuation allowance against our remaining deferred tax assets.

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

(In thousands)	Three Months Ended
	March 31,		Percent
	2020	2019	Change
Net revenues
Silver Slipper Casino and Hotel	$15,092	$19,281	(21.7)%
Rising Star Casino Resort(1)	7,671	10,868	(29.4)%
Bronco Billy's Casino and Hotel	4,982	6,440	(22.6)%
Northern Nevada Casinos	3,108	3,905	(20.4)%
	$30,853	$40,494	(23.8)%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$1,831	$3,845	(52.4)%
Rising Star Casino Resort(1)	(1,093)	404	(370.5)%
Bronco Billy's Casino and Hotel	(478)	615	(177.7)%
Northern Nevada Casinos	(390)	(9)	4,233.3%
Adjusted Property EBITDA	(130)	4,855	(102.7)%
Corporate	(1,119)	(1,278)	(12.4)%
Adjusted EBITDA	$(1,249)	$3,577	(134.9)%

(1) Includes amounts related to the property’s sports revenue guarantees in 2020.

Silver Slipper Casino and Hotel

Net revenues during the quarter decreased by 21.7%, primarily due to impacts of COVID-19. On March 11, 2020, the state gaming commission officially declared a pandemic, which called for an emergency order of closure for all casinos operating in Mississippi by midnight on March 16, 2020. March is typically one of the strongest months of the year for guest counts, gross gaming revenue, and restaurant covers, due in part to out-of-town guests who come to the Gulf Coast hoping to escape the cold winter season in other parts of the country. The first 15 days of March in 2020 were no exception, until the state issuance for mandatory closures halted operations.

Casino revenue decreased by 26.7% for the quarter, with a strong performance through February 2020 being offset by the casino closure in March.

Non-casino revenue decreased by 12.8% for the quarter. Food and beverage revenues, which comprise the majority of our non-casino revenue, decreased by 12.9% during the quarter. Hotel revenues decreased 15.2%, despite a higher average daily room rate, with occupancy through the date of closure of 82.2%. In last year’s quarter, hotel occupancy was 88.0%.

Adjusted Property EBITDA for the quarter decreased by 52.4% due to the reasons described above. Adjusted Property EBITDA Margin decreased to 12.1% for the quarter from 19.9% in the prior-year period.

We currently expect Silver Slipper to reopen to the public by May 22, 2020, in time for the important Memorial Day holiday weekend, potentially with gaming restrictions and limited amenities for the initial opening period.

Rising Star Casino Resort

Net revenues during the quarter (excluding $0.4 million related to the property’s sports revenue guarantees) decreased to $7.3 million from $10.9 million. This decrease was due to lower business volumes, primarily due to the impacts of COVID-19, as well as an increase in competition. Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020. A casino near Louisville opened a large new casino in mid-December, replacing its original casino boat. Additionally, on January 1, 2020, racetrack casinos near Indianapolis began offering live table games.

Casino revenue decreased by 31.5%. Food and beverage revenues decreased 36.4% and hotel revenues also decreased for the quarter, with lower occupancy offset by a higher average daily room rate and the implementation of the daily resort fee.

Adjusted Property EBITDA for the quarter (excluding $0.4 million related to the property’s sports revenue guarantees) decreased by approximately $1.9 million due primarily to the property closure as mandated by the state gaming commission. Including the sports revenue guarantees, revenues and Adjusted Property EBITDA for the first quarter of 2020 were $7.7 million and $(1.1) million, respectively.

We currently expect Rising Star to reopen to the public on June 14, 2020, potentially with gaming restrictions and limited amenities for the initial opening period. We expect that our two remaining online/mobile sports wagering websites will commence operations in the third quarter of 2020, subject to the receipt of customary regulatory approvals.

During the fourth quarter of 2019, we installed a new slot system. This new system should improve both the customer experience and the effectiveness and efficiency of our marketing efforts. During this temporary casino closure, we have also prepared new marketing plans that we intend to implement upon the casino’s reopening, which we believe will benefit the property’s expense structure in the longer-term.

The new Indiana gaming legislation passed in 2019 approved a reduction in certain gaming taxes for casino operators in the state, including Rising Star, beginning on July 1, 2021. Based on activity levels in recent years, we estimate that the new gaming tax schedule will save us approximately $2.5 million per year.

Bronco Billy’s Casino and Hotel

Net revenues for the quarter decreased by 22.6%, which was also due to the impacts of COVID-19. Pursuant to state government orders, we temporarily closed Bronco Billy’s on March 17, 2020. This resulted in a decrease of casino revenues in the quarter of 23.6% compared to the prior-year’s quarter, reflecting the adverse effect of the casino closure on gaming volumes. Food and beverage revenues decreased during the quarter due to the closure, as did hotel revenues by 1.0%.

Adjusted Property EBITDA for the quarter decreased by $1.1 million due to the state-mandated closure.

The market in Cripple Creek is seasonal, favoring the summer months.

We currently expect Bronco Billy’s to reopen to the public in early June 2020, likely with gaming restrictions and limited amenities for the initial opening period.

Similar to Rising Star, during the fourth quarter of 2019, we installed a new slot system. This new system should improve both the customer experience and the effectiveness and efficiency of our marketing efforts. During this temporary casino closure, we have also prepared new marketing plans to implement upon the casino’s reopening, which we believe will benefit the property’s expense structure in the longer-term.

In April 2020, each of the three providers for our three permitted online/mobile sports wagering websites received their Colorado gaming licenses. We expect that at least one of these three websites will commence operations in the second quarter of 2020, and that all three websites will be operational before the end of the third quarter of 2020.

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

Pursuant to state government orders on March 17, 2020, we temporarily closed both Grand Lodge Casino and Stockman’s Casino. As a result, net revenues for the quarter decreased by 20.4%. Casino revenues decreased by 20.5%. Food and beverage revenue at Stockman’s Casino decreased by $0.1 million as compared to the prior-year quarter.

Adjusted Property EBITDA for the quarter decreased by $0.4 million.

We currently expect both Grand Lodge Casino and Stockman’s Casino to reopen to the public in late May 2020, likely with gaming restrictions and limited amenities for the initial opening period.

Corporate

Corporate expenses for the quarter decreased 12.4%, or $0.2 million, primarily due to a decrease in professional fees, and to a lesser extent, a reduction in travel and related expenses.

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

The following table presents a reconciliation of net loss and operating (loss) income to Adjusted EBITDA:

(In thousands)	Three Months Ended
	March 31,
	2020	2019
Net loss	$(4,358)	$(1,617)
Income tax provision	95	142
Interest expense, net of amounts capitalized	2,491	2,703
Adjustment to fair value of warrants	(1,656)	40
Operating (loss) income	(3,428)	1,268
Project development costs	56	133
Depreciation and amortization	2,040	2,091
Gain on disposal of assets, net	—	(1)
Stock-based compensation	83	86
Adjusted EBITDA	$(1,249)	$3,577

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2020
(In thousands)

					Adjusted
					Property
	Operating	Depreciation	Project		EBITDA and
	Income	and	Development	Stock-Based	Adjusted
	(Loss)	Amortization	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$988	$843	$—	$—	$1,831
Rising Star Casino Resort	(1,715)	622	—	—	(1,093)
Bronco Billy's Casino and Hotel	(865)	387	—	—	(478)
Northern Nevada Casinos	(540)	150	—	—	(390)
	(2,132)	2,002	—	—	(130)
Other operations
Corporate	(1,296)	38	56	83	(1,119)
	$(3,428)	$2,040	$56	$83	$(1,249)

Three Months Ended March 31, 2019
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Gain on	Project		EBITDA and
	Income	and	Disposal of	Development	Stock-Based	Adjusted
	(Loss)	Amortization	Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,999	$847	$(1)	$—	$—	$3,845
Rising Star Casino Resort	(202)	606	—	—	—	404
Bronco Billy's Casino and Hotel	168	447	—	—	—	615
Northern Nevada Casinos	(162)	153	—	—	—	(9)
	2,803	2,053	(1)	—	—	4,855
Other operations
Corporate	(1,535)	38	—	133	86	(1,278)
	$1,268	$2,091	$(1)	$133	$86	$3,577

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended March 31, 2020 and 2019 included facility rents related to: (i) Silver Slipper of $0.4 million during 2020 and $0.5 million for during 2019, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.2 million for both periods.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2020, we had $24.3 million of unrestricted cash and equivalents and we estimate that our cash burn rate while operations are closed is approximately $3 million per month, including interest and debt principal payments.  Historically, we have utilized approximately $10 million to $12 million of cash in our day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages. The balance of our cash was earmarked for completion of our parking garage in Colorado, which was under construction when operations were required to close. Whether or not we will be able to complete the parking garage in the near future will depend on the length of time that our casinos are closed, the operating results of our casinos when they reopen, and the capital markets that might be available to us at some future date. Subsequent to the end of the first quarter, as discussed above, we received approximately $5.6 million of loan proceeds under the CARES Act.

Our casinos are our primary sources of income and operating cash flows and they are all currently closed as a result of COVID-19. There can be no assurance that our business will generate sufficient cash flow from operations once our casinos have reopened or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. In this section, we have described actions with respect to our liquidity that we have taken as a result of COVID-19.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three months ended March 31, 2020 was $4.2 million, compared to cash used in operations of $0.7 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2020 and 2019 periods, our operating cash flows decreased primarily due to the unforeseen business interruption from the COVID-19 pandemic.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2020 was $1 million, which primarily related to the Phase One expansion at Bronco Billy’s that was suspended in March 2020 amidst the COVID-19 pandemic. Cash used in investing activities during the prior-year period was $1.3 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the Phase One expansion at Bronco Billy’s and the remodeling of the Silver Slipper casino.

Cash flows – financing activities. On a consolidated basis, cash used in financing activities during the three months ended March 31, 2020 was $0.4 million, compared to cash used in financing activities of $0.3 million in the prior-year period. Both amounts primarily related to payments for the Notes and the finance lease at Rising Star (see Note 3). Comparing the 2020 and 2019 periods, the higher Notes payment reflects the additional $10 million of incremental debt sold in May 2019, while the lower finance lease payment at Rising Star in 2020 reflects a month of loan deferment in our efforts to preserve cash during the COVID-19 pandemic.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to potential future capital expenditures. Our debt matures in February 2024 and we anticipate needing to refinance our debt prior to its maturity, as we are unlikely to generate sufficient cash flow in the interim to completely repay these obligations. Certain planned capital expenditures designed to grow the Company, if pursued, would likely require additional financing, including perhaps the issuance of additional debt and potentially some form of equity financing, if available at such time. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or access the capital markets, including as a result of COVID-19, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, obtaining additional equity financing, or borrowing at higher costs of capital. See “Bronco Billy’s Expansion Suspended” for measures that have been implemented as a result of COVID-19.

Long-term Debt. As discussed above in the “Executive Overview,” we executed the Waiver and Amendment in April 2020 to amend the Indenture governing the Notes, which included an amendment to delete our total leverage covenant requirement for the period ended March 31, 2020, among other items.

On February 2, 2018, we issued $100 million of Notes and on May 10, 2019, we issued an additional $10 million of Notes. The Notes are collateralized by substantially all of our assets and are guaranteed by all of our material subsidiaries. The total $110 million of Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0%. The Indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date (as amended), we are required to make principal payments of $275,000 with a balloon payment for the remaining $103.5 million due upon maturity. The Waiver and Amendment also increased the amount due upon prepayment or maturity by 15 basis points, applied to the aggregate principal amount of the Notes repaid. As of March 31, 2020, the total balance of the Notes was $107.7 million, accruing interest at a rate of 8.45%. Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price (as amended) is currently 101.65% through February 1, 2021, 100.65% through February 1, 2022, and 100.15% thereafter.

The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants. We are required to maintain financial covenants, including a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. The total leverage ratio maximum is 5.75x through September 30, 2020 and 5.50x from October 1, 2020 through December 31, 2020. As discussed above, we amended the Indenture to delete the total leverage covenant as of March 31, 2020, and waived certain other covenants under the Indenture. We are currently in discussions to amend the total leverage covenant for future quarters, reflecting the effects of the temporary closure of our properties, but there is no guarantee that we will be successful in such efforts, in which case we may not be able to comply with such covenants in future periods. See Note 5 to the accompanying consolidated financial statements for more information about our Indenture governing the Notes.

Unsecured Loans Under the CARES Act. On May 8, 2020, through two wholly-owned subsidiaries, we executed promissory notes (the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act and administered by the U.S. Small Business Administration. Such funds will be used principally to rehire several hundred employees at Rising Star and Bronco Billy’s in preparation for the reopening of these businesses. The Loans were made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”), have a two-year term, bear interest at a rate of 1.00% per annum, and mature on May 3, 2022. Monthly principal and interest payments are deferred for six months. Beginning in December 2020, we are required to make monthly payments of principal and interest to the Lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses, including primarily the payroll and health benefits of employees who would otherwise be without jobs or health benefits. The details of such potential loan forgiveness are still being developed by the Small Business Administration and there is no certainty that any or all of such Loans will be forgiven.

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

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through March 31, 2020, but have curtailed making any significant additional capital investments during the remainder of 2020 until we have a better understanding of our financial position in the midst of the COVID-19 pandemic, which halted our business operations in March 2020.

Bronco Billy’s. As discussed above in the “Executive Overview,” we began Phase One of the two-phase expansion of our Bronco Billy’s property with our purchase of the Imperial Hotel in June 2018, along with other nearby parcels of land, and our lease of the Imperial Casino in August 2018. The remainder of Phase One includes the construction of a 319-space parking garage and connector building. In March 2020, in light of the COVID-19 pandemic, we suspended construction of the parking garage. We estimate that the remaining cost for Phase One’s parking garage is approximately $16 million. Whether or not we will be able to complete the parking garage in the near future will depend on the length of time that our casinos are closed, the operating results of our casinos when they reopen, and whether the capital markets are available to us at such future date.

Other Capital Expenditures. Additionally, we may fund various other capital expenditure projects, depending on our financial resources and subject to the impacts of the COVID-19 pandemic described herein. Our capital expenditures may fluctuate due to decisions regarding strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful.

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

COVID-19 Impact on Liquidity. As described in Notes 2 and 12, in March 2020, in their efforts to control the spread of COVID-19, various state governments temporarily closed each of our casinos, which are currently expected to re-open in the schedule discussed above, subject to future developments.

We currently believe that, through our current cash balances, we have the liquidity necessary to sustain closure beyond the currently-mandated closure periods. To preserve liquidity, upon the temporary closure of our properties in March 2020, we significantly reduced staffing levels at each of our properties and at our corporate office from approximately 1,600 to approximately 30, in addition to a small number of surveillance and security personnel. We also elected to suspend construction of the Phase One parking garage at Bronco Billy’s, allowing us to use the cash designated for such construction to provide us with additional liquidity until our casinos are permitted to reopen. We also elected to defer one-third of management salaries until at least four of our casinos, including Silver Slipper Casino and Hotel, have reopened. In addition, to allow us to rehire several hundred employees at Rising Star and Bronco Billy’s in preparation for the reopening of these businesses, we obtained the Loans pursuant to programs established under the CARES Act, as discussed above. We cannot assure you that, should the casino closures extend for a prolonged period and require us to seek additional liquidity, we will be able to successfully raise additional funds. We will work diligently to reopen our casinos as soon as we are permitted to do so, with all of our casinos expected to have reopened by June 14, 2020. In connection with reopening our casinos, we anticipate that implementation of measures as a result of social distancing requirements will result in additional expenditures.

Because of the length of the look-forward period and the substantial items that are outside of its control, and despite its intent and best efforts to overcome the challenges in the current environment, management concluded that there is substantial doubt as to our ability to continue as a going concern. We are attempting to mitigate the impacts of COVID-19 on us through the plans described above.

Concessions Obtained for Certain Leases. In our efforts to preserve cash, we were able to obtain rent concessions in the form of deferments and abatements totaling approximately $0.3 million. The $155,000 in rent forgiveness for the casino land lease at Silver Slipper and the $109,000 in deferrals for the finance lease at Rising Star would improve our liquidity through May 2020, while the remaining rent deferrals at Bronco Billy’s would not be due until December 1, 2021. See Notes 3 and 12 to the accompanying consolidated financial statements for details.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10‑K for the year ended December 31, 2019. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10‑K for the year ended December 31, 2019. There has been no significant change in our estimation methods since the end of 2019.

Accounting Election for Lease Deferments under COVID-19 Pandemic.  As a result of COVID-19, the Financial Accounting Standards Board (“FASB”), which governs U.S. GAAP, has offered companies the accounting election to apply guidance relief relating to lease concessions for business interruptions brought on by government-mandated closures. Companies can choose on a reasonable basis to either: (1) apply the modification framework for these concessions in accordance with the applicable codification to calculate lease remeasurements, or (2) forgo such remeasurements and account for the concessions as if they were made under the enforceable rights included in the original agreement.

In summary, we have elected to apply guidance relief as granted by FASB for certain rent deferments, as these concessions affect only the timing of payments. However, we will remeasure material leases in which we have been granted rent forgiveness, as these abatements reflect an actual reduction in amounts paid over the remaining term from our original lease measurement. See Notes 3 and 12 to the accompanying consolidated financial statements for details.

Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.”  Specifically, this Quarterly Report on Form 10‑Q contains forward-looking statements relating to (i) our expectations regarding our growth strategies; (ii) the impact of the COVID-19 pandemic and our expectations regarding timing of reopening of casinos in the respective states; (iii) our expectations regarding Loans obtained pursuant to programs established under the CARES Act, including our intended use of such Loans; (iv) our development and expansion plans, including a planned expansion of Bronco Billy’s, our budget and ability to obtain financing for such expansion and the timing for commencement (or recommencement in the case of Phase One) or completion of each phase of such expansion; (v) our investments in capital improvements and other projects; (vi) our sports wagering agreements, including expected revenues and expenses, duration of terms and expected timing for launch and commencement of sports betting operations in the respective locations; (vii) our expectations regarding the Waukegan proposal; (viii) our expectations regarding our intentions to implement new marketing plans upon certain casino reopenings and our beliefs regarding the benefit of such plans to the properties’ long-term expense structure; (ix) our estimated operating requirements, including as a result of the impact of COVID-19; (x) our belief that, through our current cash balances, we have the liquidity necessary to sustain closure beyond the currently-mandated closure periods; (xi) our expectations regarding improvements as a result of the new slot systems at Rising Star and Bronco Billy’s; (xii) our intention to focus on improving our operating margins; (xiii) anticipated expenditures as a result of COVID-19 upon reopening of our casinos ; (xiv) our belief regarding our CEO’s current intention not to sell his shares; (xv) our beliefs regarding the adequacy of our insurance; (xvi) our expectations regarding the outcome of legal matters and the impact of recently-issued accounting standards; and (xvii) our estimates and expectations regarding certain accounting and tax matters, including estimated savings as a result of the new gaming tax schedule, among others.

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:

•	our ability to repay our substantial indebtedness;
•	the adverse impact of the COVID-19 pandemic on our business, constructions projects, financial condition and operating results, including on our ability to continue as a going concern;
•

actions by government officials at the federal, state or local level with respect to steps to be taken, including, without limitation, temporary shutdowns, travel restrictions, social distancing and shelter-in place orders, in connection with the COVID-19 pandemic;

•	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
•	the impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our indenture and other material contracts;
•	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, customers, insurance carriers, and other stakeholders;
•	our ability to successfully implement social distancing and other safety measures and to protect our workforce and guests upon the reopening of our casinos;
•	changes by the SBA or other governmental authorities regarding the CARES Act, loan programs established under the CARES Act, or related administrative matters;
•	our ability to comply with the terms of the Loans and the CARES Act and to use the Loans in a manner that results in forgiveness of some or all of the Loans;
•	the availability of forgiveness of the Loans in whole or in part;
•	the impact of any uninsured losses;
•	disruptions in our supply chain;
•	disruptions or shortages in our labor supply;
•

the adverse impact of cancellations and/or postponements of hotel stays, live entertainment events and small meeting groups on our business, market position, growth, financial condition and operating results.

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

•

risks related to entering into sports betting operations, including our ability to establish and maintain relationships with key partners or vendors, the ability and/or willingness of our sports wagering providers to sustain sports betting operations should they experience an extended period of unprofitability, and the ability to replace existing partners or vendors on similar terms as our existing revenue guarantees;

•	our ability to successfully implement our sports betting operations in the anticipated time frame and to accurately forecast its impact on our cash flows;
•	delays in timing for Colorado regulators to begin allowing sports betting;
•	risks related to entering into the sports wagering agreements, including the ability of the parties to perform their obligations under the respective agreements;
•

the impact that any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments such as our senior secured notes;

•	commerciality of our ferry boat service and risks associated with ferry boat operations;
•	our ability to successfully integrate acquisitions;
•	our ability to continue to comply with the covenants and terms of our debt instruments;
•	the development and success of our expansion projects and the financial performance of completed projects;
•	our ability to continue to comply with covenants and the terms of our debt instruments;
•	some of our casinos being on leased property;
•	changes to anticipated trends in the gaming industries;
•	changes in patron demographics;
•	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
•	our ability to access capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;
•	our dependence on key personnel;
•	our ability and the cost to hire, motivate and retain employees, given low unemployment rates and, in some jurisdictions, increases in minimum wages;
•	availability of adequate levels of insurance;
•	changes to federal, state, and local taxation and tax rates, and gaming, health and safety and environmental laws, regulations and legislation;
•	any violations of the anti-money laundering laws;
•	cyber-security risks, including misappropriation of customer information or other breaches of information security;

•	our ability to obtain and maintain gaming and other licenses, and obtain entitlements and other regulatory approvals for projects;
•	the impact of severe weather;
•	lack of alternative routes to certain of our properties;
•	the competitive environment, including increased competition in our target market areas;
•	substantial dilution related to our outstanding stock warrants and options;
•	the outcome of litigation matters;
•	marine transportation risks, including disasters, accidents, damage, injury, death and spills;
•	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2020, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a‑15(e) and 15d‑15(e)).   Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2019, the following risk factor was identified:

Our loans under the CARES Act may be subject to regulatory review.

On May 8, 2020, two wholly-owned subsidiaries, each of which has less than 500 employees, executed promissory notes, each with a two-year term, evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act and administered by the U.S. Small Business Administration. Such program was established for companies like ours, which have been heavily impacted by the pandemic, and encourages us to retain or rehire employees who would otherwise be unemployed, which we are doing. The application for the unsecured loans required us to certify, among other things, that the current economic uncertainty made the loan requests necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation (including our relatively small size and high leverage) and our lack of access to alternative forms of capital in light of the required closure of all of our operations, the uncertain dates at which we can open, and the uncertainty of business levels that will be obtained after we reopen. We believe that we satisfied all eligibility criteria for the loans. However, the certification required in the CARES Act application includes subjective criteria and is subject to interpretation. Others may interpret the criteria differently. If we are subsequently found to have been ineligible to receive the loans, we may be required to repay the loans prior to their maturity. We may also be subject to certain penalties with respect to the loans. In the event that we seek forgiveness of all or a portion of the loans, we will also be required to make certain certifications which will be subject to audit and review by governmental entities. The rules regarding such potential forgiveness are not yet clear and there is no certainty that any or all of the loans will be forgiven. Any of these events could harm our business, results of operations and financial condition.

Item 5. Other Information

Item 1.01   Entry into a Material Definitive Agreement.

On May 8, 2020, Gaming Entertainment (Indiana) LLC and FHR-Colorado LLC (“Borrowers”), subsidiaries of the Company, each executed a promissory note (collectively, the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Each of those subsidiaries had fewer than 500 employees on average over the 12 month period prior to shutdown and has an NAICS code beginning with 72. A provision of the CARES Act allows certain businesses with an NAICS code of 72 to qualify for SBA loans even if those businesses, when combined with their affiliates, have more than 500 employees. The Loans were made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”) and were funded on May 8, 2020.

The Loans have a two-year term and bear interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning in December 2020, the Borrower is required to make monthly payments of principal and interest to the Lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Notes mature on May 3, 2022.

The Promissory Notes contain customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the Loan documents. Upon an event of default, the Lender may require immediate payment of all amounts owing under the respective Promissory Notes, collect all amounts owing from the respective Borrowers, or file suit and obtain judgment.

Under the terms of the CARES Act, all or a portion of these loans may be forgiven. Such forgiveness will be determined, subject to certain limitations, based on the use of loan proceeds for payment of certain eligible expenses, including primarily the payroll and health benefits of employees who would otherwise be without jobs or health benefits, as well as payments of mortgage interest, rent, and utilities. Such limitations include reductions in forgivable amounts if the Borrowers reduce the number of employees or certain wages, as well as the limitation that no more than 25% of the amount forgiven can be attributable to non-payroll costs. We will be obligated to repay any portion of the principal amount of the Loans that are not forgiven, together with accrued interest. We intend to use the Loans for qualifying expenses, and will continue to assess whether to apply for forgiveness of the Loans in accordance with the terms of the CARES Act. However, we cannot assure you that we will be eligible for forgiveness of all or any portion of the Loans.

The foregoing description of the Promissory Notes does not purport to be complete and is qualified in its entirety by reference to the copy of the Promissory Notes attached as Exhibit 10.2 and Exhibit 10.3 to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Item 2.03.   Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth under Item 1.01 and Exhibit 10.2 and Exhibit 10.3 are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
4.1

Waiver and Third Amendment to Indenture, dated as of April 28, 2020, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on April 29, 2020).

10.1*	Fourth Amendment to Lease Agreement with Option to Purchase dated as of March 20, 2020, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant.
10.2*	Promissory Note, dated as of May 8, 2020, by Gaming Entertainment (Indiana) LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank.
10.3*	Promissory Note, dated as of May 8, 2020, by FHR-Colorado LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a‑14(a)/15(d)‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a‑14(a)/15(d)‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 13, 2020	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 13, 2020	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)