Form 10-Q
period 2020-06-30
FULL HOUSE RESORTS INC
filed 2020-08-13
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 7, 2020, there were 27,105,728 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Casino	$10,955	$28,450	$31,706	$56,748
Food and beverage	1,994	8,863	8,984	17,521
Hotel	719	3,051	2,693	5,766
Other operations, including online/mobile sports operations	843	1,299	1,981	2,122
Total revenues	14,511	41,663	45,364	82,157
Operating costs and expenses
Casino	3,470	11,592	13,803	23,377
Food and beverage	2,083	9,449	9,219	18,818
Hotel	377	2,379	1,550	4,799
Other operations	273	1,072	835	1,841
Selling, general and administrative	9,796	13,027	22,777	25,687
Project development costs	259	142	315	275
Depreciation and amortization	1,980	2,083	4,020	4,174
Loss (gain) on disposal of assets, net	439	(4)	439	(5)
	18,677	39,740	52,958	78,966
Operating (loss) income	(4,166)	1,923	(7,594)	3,191
Other (expense) income
Interest expense, net of $211 and $83 capitalized for the three-months ended June 30, 2020 and 2019, and $431 and $130 capitalized for the six-months ended June 30, 2020 and 2019	(2,447)	(2,931)	(4,938)	(5,634)
Adjustment to fair value of warrants	(94)	141	1,562	101
	(2,541)	(2,790)	(3,376)	(5,533)
Loss before income taxes	(6,707)	(867)	(10,970)	(2,342)
Income tax (benefit) provision	(4)	143	91	285
Net loss	$(6,703)	$(1,010)	$(11,061)	$(2,627)

Basic loss per share	$(0.25)	$(0.04)	$(0.41)	$(0.10)
Diluted loss per share	$(0.25)	$(0.04)	$(0.46)	$(0.10)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and equivalents	$26,495	$28,851
Restricted cash	—	1,000
Accounts receivable, net of allowance of $199 and $141	1,784	2,206
Inventories	1,780	2,292
Prepaid expenses and other	3,298	3,340
	33,357	37,689

Property and equipment, net	118,199	121,487
Operating lease right-of-use assets, net	18,917	19,171
Goodwill	21,286	21,286
Other intangible assets, net	11,010	11,056
Deposits and other	622	646
	$203,391	$211,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,284	$5,216
Accrued payroll and related	2,532	3,044
Other accrued expenses and other	8,878	10,613
Current portion of operating lease obligations	3,166	2,707
Current portion of finance lease obligation	481	448
Current portion of long-term debt	3,253	1,100
Common stock warrant liability	493	2,055
	26,087	25,183

Operating lease obligations, net of current portion	16,130	16,706
Finance lease obligation, net of current portion	3,546	3,829
Long-term debt, net	105,876	102,923
Deferred income taxes, net	803	712
Contract liabilities, net of current portion	5,728	5,886
	158,170	155,239
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,359,397 and 28,345,525 shares issued and 27,089,834 and 27,075,962 shares outstanding	3	3
Additional paid-in capital	64,588	64,402
Treasury stock, 1,269,563 common shares	(1,548)	(1,548)
Accumulated deficit	(17,822)	(6,761)
	45,221	56,096
	$203,391	$211,335

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2020	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096
Stock-based compensation	—	—	83	—	—	—	83
Net loss	—	—	—	—	—	(4,358)	(4,358)
Balance, March 31, 2020	28,346	3	64,485	1,270	(1,548)	(11,119)	51,821
Stock grants	13	—	24	—	—	—	24
Stock-based compensation	—	—	79	—	—	—	79
Net loss	—	—	—	—	—	(6,703)	(6,703)
Balance, June 30, 2020	28,359	$3	$64,588	1,270	$(1,548)	$(17,822)	$45,221

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2019	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345
Exercise of stock options	26	—	45	—	—	—	45
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	(1,617)	(1,617)
Balance, March 31, 2019	28,315	3	64,066	1,357	$(1,654)	(2,556)	59,859
Stock grants	22	—	48	—	—	—	48
Stock-based compensation	—	—	59	—	—	—	59
Net loss	—	—	—	—	—	(1,010)	(1,010)
Balance, June 30, 2019	28,337	$3	$64,173	1,357	$(1,654)	$(3,566)	$58,956

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,061)	$(2,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,020	4,174
Amortization of debt issuance and warrant costs and other	496	598
Stock-based compensation	186	193
Change in fair value of stock warrants	(1,562)	(101)
Change in fair value of interest rate cap	—	82
Loss (gain) on disposal of assets	439	(5)
Increases and decreases in operating assets and liabilities:
Accounts receivable	422	(41)
Prepaid expenses, inventories and other	554	(2,098)
Deferred taxes	91	285
Deferred revenue	(58)	—
Accounts payable and accrued expenses	112	(2,205)
Net cash used in operating activities	(6,361)	(1,745)
Cash flows from investing activities:
Purchase of property and equipment	(1,375)	(3,056)
Other	22	(1)
Net cash used in investing activities	(1,353)	(3,057)
Cash flows from financing activities:
Proceeds from Senior Secured Notes borrowings	—	10,000
Proceeds from CARES Act unsecured loans	5,606	—
Payment of debt discount and issuance costs	(447)	(1,181)
Repayment of Senior Secured Notes	(550)	(525)
Repayment of finance lease obligation	(251)	(263)
Proceeds from exercise of stock options	—	45
Net cash provided by financing activities	4,358	8,076

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,356)	3,274
Cash, cash equivalents and restricted cash, beginning of period	29,851	20,634
Cash, cash equivalents and restricted cash, end of period	$26,495	$23,908

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$4,336	$4,797
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$137	$502

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

Liquidity, Going Concern and Management Plans. The consolidated financial statements have been prepared on the going concern basis of accounting, assuming the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s casinos are its primary sources of income and operating cash flows and they are relied upon to remain in compliance with debt covenants and meet the Company’s obligations when due. As described in Note 5, the Senior Secured Notes agreement requires the Company to maintain a total leverage ratio covenant, which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. As detailed in Notes 2 and 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company temporarily suspended operations at its casinos and hotels in March 2020 pursuant to orders from governmental authorities as a precautionary measure against the ongoing spread of a highly contagious coronavirus that was declared a pandemic (“COVID-19”) by the World Health Organization. The Company’s properties began reopening when permitted by local authorities, beginning with the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020. The Company believes it has sufficient resources to fund its reopened operations through its current cash balances and the management of labor, marketing expenses, and capital expenditures. Also, as discussed herein, operating profits in June 2020 were higher than levels in June 2019. However, management does not control and is not qualified to predict the ongoing effects of the continuing pandemic.

As described in Notes 2 and 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, a significant period of closure or significant declines in business volumes could negatively impact our ability to remain in compliance with our debt covenants. In the event that the Company would fail to meet its debt covenants in the next twelve months from the issuance of the consolidated financial statements, the Company would either seek covenant waivers or attempt to amend its covenants, though there is no certainty that the Company would be successful in such efforts. For example, the Company’s lenders agreed to amend our leverage covenant for the period ended June 30, 2020, and the parties collectively continue to discuss amending covenants for future quarters. ASC 205-40, Going Concern, calls for management to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued. Because of the length of this look-forward period and the substantial items that are outside of the Company’s control, and despite its intent and best efforts to overcome the challenges in the current environment, management concluded that there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is attempting to mitigate the impacts of COVID-19 on the Company through the plans described above. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

GAAP categorizes the inputs used for fair value into a three-level hierarchy:

●	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities;
●	Level 2: Comparable inputs other than quoted prices that are observable for similar assets or liabilities in less active markets; and
●	Level 3: Unobservable inputs which may include metrics that market participants would use to estimate values, such as revenue and earnings multiples and relative rates of return.

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

Cash, cash equivalents and restricted cash consisted of the following:

(In thousands)	June 30,	December 31,
	2020	2019
Cash and equivalents	$26,495	$28,851
Restricted cash	—	1,000
	$26,495	$29,851

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play,” complimentary dining, or hotel stays. Such liabilities were approximately $1.4 million each for June 30, 2020 and December 31, 2019. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. These liabilities were created in the third quarter of 2019 when the Company entered into several agreements with various unaffiliated companies allowing for online/mobile sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these longer-term Sports Agreements, the Company received one-time market access fees in cash, which were recorded as a long-term liability in the same amount and will be recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations. The current and noncurrent portions of the deferred revenues balance totaling $5.93 million for June 30, 2020 is included with “Other accrued expenses and other” and “Contract liabilities, net of current portion” on the consolidated balance sheets, respectively. Of the Company’s Sports Agreements, on-site sports wagering commenced at Rising Star in the fourth quarter of 2019, as did one of the Company’s three contracted mobile sports wagering websites in Indiana. In June of 2020, one of the Company’s three contracted mobile sports wagering websites in Colorado also commenced operations.

Income Taxes. For interim income tax reporting for the three- and six-months ended June 30, 2020, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Leases. The Company determines if a contract is or contains a lease at inception or modification of the agreement. A contract is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means that the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. Accounting Standards Codification 842 (“ASC 842”) requires a dual approach for lessee accounting under which a lessee would classify and account for leases as either finance leases or operating leases, both of which result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet, as measured on a discounted basis for leases with terms greater than a year. For finance leases, the lessee will recognize interest expense associated with the lease liability and depreciation expense associated with the ROU asset; for operating leases, the lessee will recognize straight-line rent expense.

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

3. LEASES

The Company has no leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s lease terms, including extensions, range from one month to approximately 38 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below.

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

Effective March 2020, the Company later executed a fourth amendment to the original lease with the landlord, which granted a waiver of base rent for April and May of 2020. With such abatement totaling $155,000 of undiscounted cash, the Company chose to remeasure this lease in order to more fairly represent the reduction in payments. This amendment also restricts the Company’s purchase option period for the leased land, so that the Company may not exercise its purchase option until April 1, 2022. From such date through October 1, 2027, the Company can buy out this lease for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date.

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

In July 2020, the Company executed a fifth amendment to the Hyatt lease that retroactively reduced rent amounts due during the closure period, specifically a 25% reduction in rent for March 2020 and a 50% reduction in rent for each of April and May of 2020. With such concessions totaling over $208,000 of undiscounted cash, the Company will remeasure this lease in the third quarter of 2020 to reflect the reduction in average monthly lease expenses.

Corporate Office Lease through January 2025. In June 2017, the Company leased 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the project’s actual cost of $7.7 million (see Note 4), reduced by the cumulative principal payments made by the Company during the lease term. At June 30, 2020, such net amount was $4.0 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)

Leases	Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$18,917	$19,171
Finance lease assets	Property and Equipment, Net(1)	4,958	5,037
Total lease assets		$23,875	$24,208

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,166	$2,707
Finance	Current Portion of Finance Lease Obligation	481	448
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	16,130	16,706
Finance	Finance Lease Obligation, Net of Current Portion	3,546	3,829
Total lease liabilities		$23,323	$23,690

(1)	Finance lease assets are recorded net of accumulated amortization of $2.8 million as of June 30, 2020.

The components of lease expense are as follows:

(In thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Costs	Statement of Operations Classification	2020	2019	2020	2019
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,199	$958	$2,399	$1,918
Variable payments	Selling, General and Administrative Expenses	4	171	158	355
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	39	79	79
Interest on lease liabilities	Interest Expense, Net	62	52	94	106
Total lease costs		$1,304	$1,220	$2,730	$2,458

Maturities of lease liabilities as of June 30, 2020 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2020 (excluding the six months ended June 30, 2020)	$2,397	$272
2021	4,684	652
2022	4,468	652
2023	2,876	652
2024	1,135	652
Thereafter	31,017	1,847
Total future minimum lease payments	46,577	4,727
Less: Amount representing interest	(27,281)	(700)
Present value of lease liabilities	19,296	4,027
Less: Current lease obligations	(3,166)	(481)
Long-term lease obligations	$16,130	$3,546

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	June 30, 2020		December 31, 2019
Weighted-average remaining lease term
Operating leases	19.8	years	20.2	years
Finance lease	7.3	years	7.8	years
Weighted-average discount rate
Operating leases(1)	9.40%		9.40%
Finance lease	4.50%		4.50%

(1)Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash flows for operating leases	$1,659	$1,928
Operating cash flows for finance lease	$94	$106
Financing cash flows for finance lease	$251	$263

4. PROPERTY AND EQUIPMENT

Property and equipment, including finance lease assets, consists of the following:

(In thousands)	June 30,	December 31,
	2020	2019
Land and improvements	$16,144	$16,144
Buildings and improvements	107,139	106,946
Furniture and equipment	48,260	47,886
Finance lease assets (see Note 3)	7,726	7,726
Construction in progress	10,916	10,856
	190,185	189,558
Less: Accumulated depreciation	(71,986)	(68,071)
	$118,199	$121,487

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	June 30,	December 31,
	2020	2019
Senior Secured Notes	$107,375	$107,925
Unsecured Loans (CARES Act)	5,606	—
Less: Unamortized discounts and debt issuance costs	(3,852)	(3,902)
	109,129	104,023
Less: Current portion of long-term debt	(3,253)	(1,100)
	$105,876	$102,923

Senior Secured Notes and Waiver. On April 28, 2020, the Company executed the Third Amendment to Indenture dated as of April 28, 2020 (the “Third Amendment”) to amend the Indenture dated as of February 2, 2018 (as amended and supplemented, the “Indenture”), which governs the senior secured notes due 2024 issued by the Company in the aggregate principal amount of $110.0 million (collectively, the “Notes”). Reflecting the impact of the temporary closures of the Company’s properties due to COVID-19, the Third Amendment (i) deleted the total leverage ratio covenant as of March 31, 2020, and (ii) resolved any potential ambiguities regarding a qualified auditor opinion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company paid an amendment fee of 0.35%, or $376,775 to the holders of its Notes, based on the outstanding balance of the aggregate principal amount as of the amendment date. Additionally, the Third Amendment increased the optional premiums by 15 basis points, plus accrued and applicable unpaid interest, if the Company chooses to redeem all or a part of the Notes prior to, or at, maturity.

On August 12, 2020, the Company executed the Fourth Amendment to Indenture dated as of August 12, 2020 (the “Fourth Amendment”) to amend the Indenture to the “Notes.” Reflecting the adverse impact on the Company’s business operations due to the ongoing COVID-19 pandemic, the Fourth Amendment (i) deleted the total leverage ratio covenant as of June 30, 2020, and (ii) permitted the incurrence of $5.6 million of unsecured loans under the CARES Act, as detailed below. The Company paid an amendment fee of 0.75%, or $805,313 to the holders of its Notes, based on the outstanding balance of the aggregate principal amount as of the amendment date. Additionally, the Fourth Amendment increased the optional premiums by 25 basis points, plus accrued and applicable unpaid interest, if the Company chooses to redeem all or a part of the Notes prior to, or at, maturity. The following table summarizes the current debt repayment premiums for the Notes:

Redemption Periods	Percentage Premium
On February 2, 2020 to February 1, 2021	1.90%
On February 2, 2021 to February 1, 2022	0.90%
On or after February 2, 2022	0.40%

The Notes bear interest at the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, the Company is required to make principal payments of $275,000 with a balloon payment for the remaining $103.5 million due upon maturity. Additionally, excluding the exercise of any optional early redemptions, the Company will pay a debt redemption premium of $0.4 million at maturity, as required by the Third and Fourth Amendments and detailed in the table above.

The Notes are collateralized by substantially all of the Company’s assets and are guaranteed by all of its material subsidiaries.

Unsecured Loans Under the CARES Act.  On May 8, 2020, two wholly-owned subsidiaries of the Company executed promissory notes (the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act (the “Loans”) and administered by the U.S. Small Business Administration (the “SBA”). Such funds were principally used to rehire several hundred employees at Rising Star and Bronco Billy’s in advance of, and subsequent to, their reopenings in mid-June. The Loans were made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”), have a two-year term, bear interest at a rate of 1.00% per annum, and mature on May 3, 2022. Recently-passed legislation allows for the maturity date to potentially be extended to May 3, 2025. Monthly principal and interest payments are deferred for six months. Beginning in December 2020, the Company is required to make monthly payments of principal and interest to the Lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses over a 24-week period, including primarily the payroll and health benefits of employees who might otherwise be without jobs or health benefits. There is no certainty that any or all of such Loans will be forgiven.

Maturities of the unsecured loans as of June 30, 2020 are as follows:

(In thousands)
Unsecured
For Years Ending December 31,	Loans
2020	$282
2021	3,750
2022	1,574
$5,606

Covenants. The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. The Company is required to maintain a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. The Company is allowed to deduct up to $15 million of its cash and equivalents (beyond estimated cash utilized in daily operations) from its total debt when calculating the numerator of such ratio. The Third and Fourth Amendments deleted the total leverage ratio covenant for the periods ended March 31, 2020 and June 30, 2020. For the remainder of the year, the total leverage ratio maximum is 5.75x through September 30, 2020 and 5.50x through December 31, 2020. Due to the impact of COVID-19, the Company is currently in discussions with its lenders regarding amendments with respect to leverage ratio covenants in future periods. However, there can be no assurances that the Company will remain in compliance with all covenants and/or that it would be successful in obtaining waivers or modifications in the event of noncompliance in the future.

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

The Company measures the fair value of the warrants at each reporting period (see Note 2). At June 30, 2020, the estimated fair value was determined using the following assumptions:  an expected contractual term of 5.87 years, an expected stock price volatility rate of 61.62%, an expected dividend yield of 0%, and an expected risk-free interest rate of 0.38%.

7. INCOME TAXES

The Company’s effective income tax rate for the three- and six-months ended June 30, 2020 was 0.1% and (0.8%), respectively, compared to an effective income tax rate of (16.5%) and (12.2%) for the corresponding prior-year periods. The Company’s tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

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

Options to Purchase or Lease Land

La Posada del Llano Racetrack Proposal in New Mexico. In July 2018, the Company paid $125,000 for options to purchase approximately 520 acres of adjoining land in Clovis, New Mexico as part of its racetrack casino proposal to the New Mexico Racing Commission. The proposal was in response to the New Mexico Racing Commission’s request for proposals related to the potential issuance of the state’s sixth racing license (“RFP”). In July 2019, the Company paid an additional $125,000 to renew these land options. In August 2019, the New Mexico Racing Commission announced that it would not issue the sixth racing license at this time. Due to uncertainties surrounding the timing of the RFP process, as well as uncertainties created by the ongoing pandemic, the Company elected to let the New Mexico land options expire in July 2020. Accordingly, the Company wrote-off these option deposits totaling $250,000 in the second quarter of 2020, reflected on the income statement under “Project development costs.”

9. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss - basic	$(6,703)	$(1,010)	$(11,061)	$(2,627)
Adjustment for assumed conversion of warrants	—	(141)	(1,562)	(101)
Net loss - diluted	$(6,703)	$(1,151)	$(12,623)	$(2,728)

Denominator:
Weighted-average common and common share equivalents - basic	27,079	26,969	27,077	26,955
Potential dilution from assumed conversion of warrants	—	217	182	232
Weighted-average common and common share equivalents - diluted	27,079	27,186	27,259	27,187
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	4,204	2,699	3,198	2,699

10. SHARE-BASED COMPENSATION

As of June 30, 2020, the Company had 122,413 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information related to the Company’s common stock options as of June 30, 2020:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2020	2,844,405	$1.71
Granted	362,000	1.73
Exercised	—	—
Canceled/Forfeited	(8,650)	2.23
Expired	—	—
Options outstanding at June 30, 2020	3,197,755	$1.71
Options exercisable at June 30, 2020	2,369,088	$1.61

Share-based compensation expense totaled $103,000 and $107,000 for the three-months ended June 30, 2020 and 2019, respectively, and $186,000 and $193,000 for the six-months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, there was approximately $0.7 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended June 30, 2020
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Total Revenues
Casino	$6,645	$1,824	$1,486	$1,000	$—	$10,955
Food and beverage	1,757	91	88	58	—	1,994
Hotel	560	118	41	—	—	719
Other operations	160	554	101	28	—	843
	$9,122	$2,587	$1,716	$1,086	$—	$14,511

Adjusted Property EBITDA	$1,200	$(995)	$(118)	$(562)	$—	$(475)
Other operating costs and expenses:
Depreciation and amortization						(1,980)
Corporate expenses						(910)
Project development costs						(259)
Loss on disposal of asset, net						(439)
Stock-based compensation						(103)
Operating loss						(4,166)
Other (expense) income:
Interest expense, net						(2,447)
Adjustment to fair value of warrants						(94)
						(2,541)
Loss before income taxes						(6,707)
Income tax benefit						(4)
Net loss						$(6,703)

(In thousands)	Three Months Ended June 30, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Total Revenues
Casino	$11,636	$7,526	$5,563	$3,725	$—	$28,450
Food and beverage	5,515	1,800	1,051	497	—	8,863
Hotel	1,305	1,560	186	—	—	3,051
Other operations	436	712	77	74	—	1,299
	$18,892	$11,598	$6,877	$4,296	$—	$41,663

Adjusted Property EBITDA	$3,594	$604	$876	$417	$—	$5,491
Other operating costs and expenses:
Depreciation and amortization						(2,083)
Corporate expenses						(1,240)
Project development costs						(142)
Gain on disposal of assets, net						4
Stock-based compensation						(107)
Operating income						1,923
Other (expense) income:
Interest expense, net						(2,931)
Adjustment to fair value of warrants						141
						(2,790)
Loss before income taxes						(867)
Income tax provision						143
Net loss						$(1,010)

(In thousands)	Six Months Ended June 30, 2020
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Total Revenues
Casino	$15,715	$6,852	$5,491	$3,648	$—	$31,706
Food and beverage	6,436	1,244	855	449	—	8,984
Hotel	1,530	976	187	—	—	2,693
Other operations	534	1,186	164	97	—	1,981
	$24,215	$10,258	$6,697	$4,194	$—	$45,364

Adjusted Property EBITDA	$3,032	$(2,088)	$(596)	$(953)	$—	$(605)
Other operating costs and expenses:
Depreciation and amortization						(4,020)
Corporate expenses						(2,029)
Project development costs						(315)
Loss on disposal of asset, net						(439)
Stock-based compensation						(186)
Operating loss						(7,594)
Other (expense) income:
Interest expense, net						(4,938)
Adjustment to fair value of warrants						1,562
						(3,376)
Loss before income taxes						(10,970)
Income tax provision						91
Net loss						$(11,061)

(In thousands)	Six Months Ended June 30, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Corporate	Total
Total Revenues
Casino	$24,015	$14,869	$10,806	$7,058	$—	$56,748
Food and beverage	10,886	3,613	2,025	997	—	17,521
Hotel	2,449	2,983	334	—	—	5,766
Other operations	824	1,000	152	146	—	2,122
	$38,174	$22,465	$13,317	$8,201	$—	$82,157

Adjusted Property EBITDA	$7,440	$1,007	$1,491	$408	$—	$10,346
Other operating costs and expenses:
Depreciation and amortization						(4,174)
Corporate expenses						(2,518)
Project development costs						(275)
Gain on disposal of assets, net						5
Stock-based compensation						(193)
Operating income						3,191
Other (expense) income:
Interest expense, net						(5,634)
Adjustment to fair value of warrants						101
						(5,533)
Loss before income taxes						(2,342)
Income tax provision						285
Net loss						$(2,627)

(In thousands)	June 30,	December 31,
	2020	2019
Total Assets
Silver Slipper Casino and Hotel	$84,928	$87,980
Rising Star Casino Resort	39,813	40,277
Bronco Billy's Casino and Hotel	46,505	45,034
Northern Nevada Casinos	14,023	18,612
Corporate and Other	18,122	19,432
	$203,391	$211,335

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2019, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

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

Recent Developments

COVID-19 Pandemic.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”), which continues to be spread throughout the U.S. and the world. COVID-19 has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties in March 2020. As a result, we experienced a material decline in our revenues until our properties began reopening when permitted by local authorities, starting with the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020. While our business performed largely as expected in January, February and early March of 2020 – and performed very well overall in June 2020 after reopening, despite significant constraints on our business, like limited table games and slot capacity, no permitted entertainment or special events, and reduced restaurant hours and capacity – the closure of our casinos for several months resulted in our total operating revenues decreasing through a majority of the second quarter in 2020. The extent to which our financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the operating results of our casinos over the next several months, new information which may emerge concerning the severity of COVID-19 and any additional actions imposed by governmental authorities to contain COVID-19 or minimize its impact, increased operating costs in light of social distancing requirements as a result of COVID-19 and general economic conditions, among others. For a further discussion regarding the impacts of COVID-19 on our business, see “Liquidity and Capital Resources – COVID-19 Impact on Liquidity” below.

Waiver and Amendment of Debt Covenants.  In April and August 2020, we obtained waivers and amendments (the “Waivers and Amendments”) to the indenture dated as of February 2, 2018 (as amended and supplemented, the “Indenture”), which governs the aggregate $110.0 million of senior secured notes due 2024 (collectively, the “Notes”). The Waivers and Amendments were executed in recognition of the impacts of COVID-19 on our business and operations. Pursuant to the Waivers and Amendments, among other things, the noteholders agreed to delete the total leverage ratio covenant for the measurement periods ending on March 31, 2020 and June 30, 2020, to permit the incurrence of $5.6 million of unsecured loans under the CARES Act, and to waive the requirement to deliver a financial statement to each noteholder without a “going-concern” or like qualification or exception.  In consideration for the amendments and one-time waivers, we paid the noteholders waiver fees of $376,775 and $805,313 for the Third and Fourth Amendments, respectively. Such upfront waiver fees were partially offset by the decline in LIBOR rates that are used to calculate quarterly interest expense for the Notes. We also agreed to increase the call premium to noteholders upon optional redemption of the Notes by a total of 40 basis points for all periods on or after February 2, 2020, as well as on any amounts outstanding at maturity. We continue to discuss the amendment of covenant levels for future quarters; however, there can be no assurance that we will be successful in our efforts to obtain such future waivers or amendments.

Bronco Billy’s Expansion Suspended.  In March 2020, in light of COVID-19, we suspended construction of the Phase One parking garage at Bronco Billy’s. In July 2020, we opened a temporary surface parking lot in such location. Whether or not we will be able to complete the parking garage in the near future will depend on the operating results of our casinos over the next several months, as well as the capital markets that might be available to us at some future date. Phase Two of the Bronco Billy’s expansion project, which is expected to include a new luxury hotel tower, spa, convention and entertainment space, and two new restaurants, is contingent upon receipt of financing on acceptable terms, among other contingencies.

Sports Wagering in Colorado and Indiana.  In Colorado, the Colorado Limited Gaming Control Commission approved us for our three permitted “Sports Betting Master Licenses” in March 2020. Additionally, in April 2020, our three providers for mobile sports wagering were approved for their “Temporary Internet Sports Betting Operator Licenses.” On June 4, 2020, one of our contracted sports wagering websites launched in Colorado. We expect that the two remaining contracted websites will have launched in Colorado by the end of the third quarter of 2020, pending customary gaming license approvals.

In Indiana, one of our three contracted websites for sports wagering launched operations on December 30, 2019. The remaining two companies await licensure, which we believe may occur by the end of the third quarter of 2020.

When all six of our contracted sports wagering websites have commenced operations, our sports wagering revenue, based on the contractual minimums, should total at least $7.0 million on an annualized basis. We expect to have minimal ongoing costs related to these sports wagering websites.

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

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Property EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Property EBITDA Margin, which is calculated by dividing Adjusted Property EBITDA by the property’s total revenues.

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three- and six-months ended June 30, 2020 and 2019:

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
Total revenues	$14,511	$41,663	(65.2)%	$45,364	$82,157	(44.8)%
Operating expenses	18,677	39,740	(53.0)%	52,958	78,966	(32.9)%
Operating (loss) income	(4,166)	1,923	(316.6)%	(7,594)	3,191	(338.0)%
Interest and other non-operating expenses, net	2,541	2,790	(8.9)%	3,376	5,533	(39.0)%
Income tax (benefit) provision	(4)	143	(102.8)%	91	285	(68.1)%
Net loss	$(6,703)	$(1,010)	563.7%	$(11,061)	$(2,627)	321.1%

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Percent	June 30,		Percent
	2020	2019	Change	2020	2019	Change
Casino revenues
Slots	$9,889	$23,813	(58.5)%	$27,246	$47,286	(42.4)%
Table games	1,072	4,168	(74.3)%	3,825	8,288	(53.8)%
Other	(6)	469	(101.3)%	635	1,174	(45.9)%
	10,955	28,450	(61.5)%	31,706	56,748	(44.1)%

Non-casino revenues, net
Food and beverage	1,994	8,863	(77.5)%	8,984	17,521	(48.7)%
Hotel	719	3,051	(76.4)%	2,693	5,766	(53.3)%
Other	843	1,299	(35.1)%	1,981	2,122	(6.6)%
	3,556	13,213	(73.1)%	13,658	25,409	(46.2)%
Total revenues	$14,511	$41,663	(65.2)%	$45,364	$82,157	(44.8)%

The following discussion is based on our consolidated financial statements for the three- and six-months ended June 30, 2020 and 2019. Because all of the Company’s operations were closed from mid-March 2020 through much of the second quarter of 2020, the year-over-year comparisons are not particularly meaningful. The Company has thus, on a supplemental basis, also provided the results for the month of June under “Operating Results – Reportable Segments” below, in addition to the quarterly results. Although not all of the Company’s operations were open for the entirety of the month of June 2020, management believes the June 2020 to June 2019 comparison to be more relevant than the year-over-year second quarter comparisons. The Company does not intend to release monthly results on an ongoing basis.

Revenues. Consolidated total revenues for the three- and six-month periods ended June 30, 2020 decreased primarily due to suspended operations at all of our properties, as mandated by state government orders in mid-March 2020 in response to COVID-19. The first of our properties reopened on May 21, 2020, and all of our properties had reopened by June 15, 2020. This resulted in our revenues reflecting activities for roughly half of the six-month period, as compared to the prior-year period which includes a full six months of operations. Of note, “Other Non-casino Revenues” includes $0.5 million and $0.9 million of revenue related to our mobile sports operations for the three- and six-month periods ended June 30, 2020. See “Recent Developments – Sports Wagering in Colorado and Indiana” for details.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses for the three- and six-month periods ended June 30, 2020 likewise decreased due to the prolonged closures discussed above, especially for payroll and related expenses across all departments at the Company. A majority of this decrease, particularly in casino expenses, can be attributed to lower gaming-related taxes, device fees and labor costs at all of our properties, especially Rising Star and Silver Slipper, as a result of decreased volumes and capacity limitations in compliance with social distancing protocols. Upon our reopening, fewer marketing comps were offered to our guests, as our restaurants and other amenities were already capacity-constrained, thus resulting in fewer comp redemptions versus more-typical periods in 2019. Decreased volume corresponded to lower food and beverage expenses as there were fewer buffet guests and restaurant covers. The decrease in hotel expenses was due to the scaling back of our workforce and overhead costs, after a brief period of continued wages and health benefits beyond the casino closures. To a lesser extent, decreases in the gaming-related variable rent at Silver Slipper and marketing expenditures (as part of selling, general, and administrative costs) at all of our properties for the overall quarter also contributed to the decrease in consolidated operating expenses.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest cost (excluding loan fee amortization)	$2,387	$2,593	$4,873	$5,084
Amortization of debt issuance costs and discount	271	408	496	598
Change in fair value of interest rate cap agreement	—	13	—	82
Capitalized interest	(211)	(83)	(431)	(130)
	$2,447	$2,931	$4,938	$5,634

The decreases in interest expense for the three- and six-month periods were primarily due to the decline in the three-month London Interbank Offered Rate (“LIBOR”), which affected the total interest rate due for the Notes, as well as the increase in capitalized interest for our expansion project at Bronco Billy’s, which we suspended in March 2020 due to COVID-19.

Other Non-Operating Expenses, Net

For the three- and six-month periods ended June 30, 2020, we had approximately $94,000 of other non-operating expense and $1.6 million of other non-operating income from the fair value adjustment to our outstanding warrants, respectively, which is a non-cash item related to changes in our stock price. Decreases in our share price result in decreases in the value of the warrants, causing non-cash income. Conversely, increases in our share price result in increases in the value of the warrants, causing non-cash expense.

Income Tax Expense. We recognized an income tax benefit of approximately $4,000 and an income tax provision of $0.1 million for the three- and six-months ended June 30, 2020, which resulted in effective income tax rates of 0.1% and (0.8%), respectively.

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

The following table presents detail by segment of our consolidated total revenue and Adjusted EBITDA; see “Non-GAAP Financial Measure” for additional information. Additionally, management uses Adjusted Property EBITDA as the measure of segment profit in accordance with GAAP.

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenues
Silver Slipper Casino and Hotel	$9,122	$18,892	$24,215	$38,174
Rising Star Casino Resort(1)	2,587	11,598	10,258	22,465
Bronco Billy's Casino and Hotel(1)	1,716	6,877	6,697	13,317
Northern Nevada Casinos	1,086	4,296	4,194	8,201
	$14,511	$41,663	$45,364	$82,157
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$1,200	$3,594	$3,032	$7,440
Rising Star Casino Resort(1)	(995)	604	(2,088)	1,007
Bronco Billy's Casino and Hotel(1)	(118)	876	(596)	1,491
Northern Nevada Casinos	(562)	417	(953)	408
Adjusted Property EBITDA	(475)	5,491	(605)	10,346
Corporate	(910)	(1,240)	(2,029)	(2,518)
Adjusted EBITDA	$(1,385)	$4,251	$(2,634)	$7,828

(1) Includes amounts related to the property’s contracted sports revenue in 2020.

Silver Slipper Casino and Hotel

Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020 until we were permitted to reopen on May 21, 2020. Total revenues in the month of June 2020 were $6.4 million versus $6.6 million in June 2019, in part due to a reduction in the number of available slot and table games throughout our casino. Adjusted Property EBITDA in June 2020 increased 28.5% to $1.7 million from $1.3 million in June 2019, despite numerous operating restrictions, representing the combined favorable effects of pent-up customer demand, newcomers seeking new avenues of entertainment, and potentially an infusion of discretionary income to households through government aid. During the shutdown period, we reexamined our staff levels company-wide and we chose to reopen conservatively in terms of amenities and hours of operations.

For the respective three- and six-months ended June 30, 2020, total revenues decreased by 51.7% and 36.6%, respectively, primarily due to impacts of COVID-19. Casino revenue decreased by 42.9% and 34.6% for the three- and six-month periods ended June 30, 2020, respectively, due to impacts of the casino closure and limited operations upon our reopening. Declines in slot revenues were also attributed to limited machine availability due to social distancing, while declines in table games revenue were due to limited staffing and fewer allowed customers at each table game. Sports book operations remained closed at the end of June 2020.

Non-casino revenue decreased by 65.9% and 40.0% for the three- and six-month periods ended June 30, 2020, respectively, due to impacts of the casino closure and limited operations upon our reopening. The majority of our non-casino revenue is from our food and beverage outlets. Food and beverage revenues declined by 68.2% and 40.9% for the respective three- and six-month periods ended June 30, 2020, due to fewer buffet covers following protocols with socially distanced tables, the elimination of certain buffet promotions, and the decision to temporarily keep the Oyster Bar closed. Despite higher daily average room rates in 2020, declines in hotel revenues by 57.1% and 37.5% for the respective three- and six-month periods ended June 30, 2020 were due to the closure of the hotel during the height of the pandemic. Total occupied room-nights decreased by 56.3% to 4,712 room-nights for the second quarter of 2020, and decreased by 39.5% to 12,604 room-nights for the six-months ended June 30, 2020. For the month of June, hotel occupancy was 90.2% in 2020 (with higher average daily room rates) versus 95.6% in 2019.

Adjusted Property EBITDA for the three- and six-month periods ended June 30, 2020 decreased by 66.6% and 59.2%, respectively, due to the reasons described above. However, as noted above, Adjusted Property EBITDA for the month ended June 30, 2020 increased by 28.5% as compared to the prior-year’s month from our concerted efforts to scale down operations. Such efforts included reducing staff, decreasing marketing expenses, cancelling free entertainment acts to comply with social distancing limitations on gatherings, and postponing the reopening of certain amenities, such as the Oyster Bar, or limiting their hours of operation. Volume-related costs were also lower, such as lower food costs at the buffet due to fewer covers in light of capacity constraints.

Rising Star Casino Resort

Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020 until we were permitted to reopen on June 15, 2020. Total revenues in the month of June 2020 were $2.3 million versus $3.8 million in June 2019, though the 2020 period includes only approximately two weeks of reopened operations. Adjusted Property EBITDA in June 2020 increased 33.3% to $168,000 from $126,000 in June 2019. During the shutdown period, we reexamined our staff levels company-wide and we chose to reopen conservatively in terms of amenities and hours of operations.

We installed a new slot marketing system in the fourth quarter of 2019 that improved the customer experience. The new slot marketing system also provides us with significantly better analytical information about our customers. Using that data, upon reopening, we launched a new loyalty program at Rising Star.

For the quarter and year-to-date periods, total revenues (excluding contractual minimums related to the property’s sports revenue agreements of $0.4 million and $0.8 million for the respective three- and six-months ended June 30, 2020) decreased by $9.4 million and $13.0 million for the same periods ended June 30, 2020. This decrease was due to lower business volumes, primarily due to the impacts of COVID-19, as well as an increase in competition. A casino near Louisville opened a large new casino in mid-December, replacing its original casino boat. Additionally, on January 1, 2020, racetrack casinos near Indianapolis began offering live table games. Casino revenue decreased by 75.8% and 53.9% for the respective three- and six-months ended June 30, 2020. Food and beverage revenues decreased by 94.9% and 65.6% for the same periods ended June 30, 2020, while hotel revenues also decreased for the three- and six-month periods with lower occupancy. Due to the closure, total occupied room-nights decreased by 91.9% to 1,675 for the second quarter of 2020, and decreased by 69.0% to 12,464 for the six-months ended June 30, 2020.

Adjusted Property EBITDA (excluding contractual minimums related to the property’s sports revenue agreements of $0.4 million and $0.8 million for the respective three- and six-months ended June 30, 2020) decreased by approximately $2.0 million and $3.9 million for the same respective periods ended June 30, 2020 due primarily to the prolonged property closure. Including the contracted sports revenues, revenues and Adjusted Property EBITDA for the second quarter of 2020 were $2.6 million and $(1.0) million, respectively. We expect that our two remaining online/mobile sports wagering websites will commence operations in the third quarter of 2020, subject to the receipt of customary regulatory approvals.

In 2019, the state legislature approved new gaming legislation that reduces certain gaming taxes for casino operators in the state, including Rising Star, beginning on July 1, 2021.

Bronco Billy’s Casino and Hotel

Pursuant to state government orders, we temporarily closed Bronco Billy’s on March 17, 2020 until we were permitted by governing authorities to reopen on June 15, 2020. For the month of June 2020, total revenues declined to $1.7 million from $2.3 million in June 2019, though the 2020 period includes only approximately two weeks of reopened operations. Adjusted Property EBITDA for the one-month period increased 94.5%. During the shutdown period, we reexamined our staff levels company-wide and we chose to reopen conservatively in terms of amenities and hours of operations.

Similar to Rising Star, we installed a new slot marketing system in the fourth quarter of 2019 that improved the customer experience. The new slot marketing system also provides us with significantly better analytical information about our customers. Using that data, upon reopening, we launched a new loyalty program at Bronco Billy’s. During the month, new customer counts increased, likely reflecting that people generally prefer to drive to our nearby casinos than fly elsewhere in the current pandemic. Government efforts to sustain local economies likely also contributed to our increase in operating profits since reopening, as did the lack of competing entertainment options such as movie theaters, concerts, and other nightlife.

For the three- and six-months ended June 30, 2020, total revenues (excluding contractual minimums related to the property’s sports revenue agreements of $82,500, which commenced on June 4, 2020) decreased by $5.2 million and $6.7 million, respectively, due to the mandated closure of our casino from March 17, 2020 until June 15, 2020. This lengthy closure resulted in a decrease of casino revenues of 73.3% and 49.2% for the respective three- and six-months ended June 30, 2020, reflecting the adverse effect of the casino closure on gaming volumes. Upon reopening, we had (and continue to have) constraints on our operations to comply with social distancing protocols, including a reduction in the number of machines to nearly half of our prior capacity and a state-mandated suspension of table games. Food and beverage revenues decreased by 91.6% and 57.8% for the respective three- and six-months ended June 30, 2020 due to the closure, limitations on seating, fewer available food outlets upon reopening, and a reduction in hours of operation.  Similarly, hotel revenues decreased by 78.3% and 44.0% for the same respective periods. However, one of our three contracted online/mobile sports wagering websites (“skins”) in Colorado commenced on June 4, 2020, contributing $82,500 to other non-casino revenues. We expect that the remaining two contracted sports wagering websites in Colorado will be operational before the end of the third quarter of 2020.

Adjusted Property EBITDA (excluding contractual minimums related to the property’s sports revenue agreements) decreased by approximately $1.1 million and $2.2 million for the respective three- and six-months ended June 30, 2020, due to the reasons described above. Including the amounts related to the contracted sports revenue minimums, Adjusted Property EBITDA for the second quarter of 2020 decreased by approximately $1.0 million, reflecting the launch of one of our three contracted sports wagering websites in early June 2020, as well as reductions in expenses. Our expenses improved due to reduced staffing and operations upon our reopening, as well as decreases in food costs, device fees/taxes, marketing expenses, and comp redemptions due to social distancing limitations on gatherings.

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

Pursuant to state government orders on March 17, 2020, we temporarily closed both Grand Lodge Casino and Stockman’s Casino until we were permitted to reopen on June 4, 2020. Combined, Northern Nevada total revenues in the month of June 2020 were $1.1 million versus $1.6 million in June 2019. Adjusted Property EBITDA was $208,000 in June 2020 versus $257,000 in June 2019, reflecting restrictions prohibiting most Navy personnel from leaving the base station near Stockman’s Casino due to the pandemic, as well as a decline in guests to the destination hotel that houses Grand Lodge Casino. Similar to our other properties, a focus on reduced amenities and staffing positively affected expenses, but not enough to overcome pandemic-related challenges for guests to visit our two properties.

For the three- and six-months ended June 30, 2020, total revenues decreased by 74.7% and 48.9%, respectively, reflecting nearly three months of required casino closures throughout the state. Casino revenues decreased by 73.2% and 48.3% for the respective three- and six-months ended June 30, 2020. Food and beverage revenue at Stockman’s Casino decreased by $0.4 million and $0.5 million for the respective three- and six-months ended June 30, 2020. At both Grand Lodge and Stockman’s Casino, we did not operate table games during the second quarter of 2020, though we did reintroduce table games at Grand Lodge shortly thereafter.

Adjusted Property EBITDA for the three- and six-month periods ended June 30, 2020 decreased by about $1.0 million and $1.4 million respectively, due primarily to the effects of the state-mandated closure of casinos. This also reflects restrictions on Navy personnel from leaving the base station near Stockman’s Casino, as well as a decline in guests to the destination hotel that houses Grand Lodge Casino. The decision to not reopen table games during the second quarter of 2020 – which requires significantly higher labor levels than our slot operations – helped to meaningfully reduce labor expense during the quarter. As a result, the impact of lower casino revenues after reopening in June 2020 was substantially offset by the reduction in labor, helping to mitigate the overall decline in Adjusted Property EBITDA in that month.

Corporate

Corporate expenses for the three- and six-month periods ended June 30, 2020 decreased by 26.6% and 19.4%, respectively, primarily due to decreases in professional fees, payroll and related expenses, implementation of corporate services allocations to casino properties starting in April 2020, and to a lesser extent, a reduction in taxes and travel expenses. In April 2020, after the mid-March 2020 closure of the Company’s properties, the Company reduced its corporate staff to a small group of necessary employees. As of June 30, 2020, the Company had not yet rehired most members of its corporate team.

In April 2020, we began allocating certain costs to the properties, consistent with most public casino companies. Previously, such costs were carried at the corporate level. In the second quarter, a total of $184,000 was allocated. The allocations were based on total annual revenue in 2019. The financial results in the second quarter reflect $64,000 of additional costs at the Silver Slipper, $31,000 at Bronco Billy’s, $44,000 at Rising Star and $45,000 for Northern Nevada. Management believes that such allocations are appropriate and that they make the Company’s financial results more comparable to other casino companies.

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

The following table presents a reconciliation of net loss and operating (loss) income to Adjusted EBITDA:

(In thousands)	One Month Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Net income (loss)	$430	$(93)	$(6,703)	$(1,010)	$(11,061)	$(2,627)
Income tax (benefit) provision	(4)	143	(4)	143	91	285
Interest expense, net of amounts capitalized	685	903	2,447	2,931	4,938	5,634
Adjustment to fair value of warrants(1)	94	(141)	94	(141)	(1,562)	(101)
Operating income (loss)	1,205	812	(4,166)	1,923	(7,594)	3,191
Project development costs	255	51	259	142	315	275
Depreciation and amortization	635	695	1,980	2,083	4,020	4,174
Loss (gain) on disposal of assets, net	436	(4)	439	(4)	439	(5)
Stock-based compensation	51	58	103	107	186	193
Adjusted EBITDA	$2,582	$1,612	$(1,385)	$4,251	$(2,634)	$7,828

(1) The fair value of the warrants is measured at the end of each quarter, not on a monthly basis.

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

One Month Ended June 30, 2020
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project		EBITDA and
	Income	and	Disposal	Development	Stock-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,424	$250	$—	$—	$—	$1,674
Rising Star Casino Resort	(37)	205	—	—	—	168
Bronco Billy’s Casino and Hotel	557	120	—	—	—	677
Northern Nevada Casinos	(277)	49	436	—	—	208
	1,667	624	436	—	—	2,727
Other operations
Corporate	(462)	11	—	255	51	(145)
	$1,205	$635	$436	$255	$51	$2,582

One Month Ended June 30, 2019
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Gain on	Project		EBITDA and
	Income	and	Disposal	Development	Stock-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,012	$291	$—	$—	$—	$1,303
Rising Star Casino Resort	(73)	199	—	—	—	126
Bronco Billy’s Casino and Hotel	208	144	(4)	—	—	348
Northern Nevada Casinos	208	49	—	—	—	257
	1,355	683	(4)	—	—	2,034
Other operations
Corporate	(543)	12	—	51	58	(422)
	$812	$695	$(4)	$51	$58	$1,612

Operating expenses deducted to arrive at operating income (loss) in the above tables for the one-month period ended June 30, 2020 and 2019 included facility rents related to: (i) Silver Slipper of $0.2 million for both periods, (ii) Northern Nevada of $0.2 million for both periods, and (iii) Bronco Billy’s of $50,000 during 2020 and $51,000 during 2019.

Three Months Ended June 30, 2020
(In thousands)

						Adjusted
						Property
	Operating	Depreciation	Loss on	Project		EBITDA and
	Income	and	Disposal	Development	Stock-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$398	$802	$—	$—	$—	$1,200
Rising Star Casino Resort	(1,611)	616	—	—	—	(995)
Bronco Billy's Casino and Hotel	(498)	376	4	—	—	(118)
Northern Nevada Casinos	(1,145)	148	435	—	—	(562)
	(2,856)	1,942	439	—	—	(475)
Other operations
Corporate	(1,310)	38	—	259	103	(910)
	$(4,166)	$1,980	$439	$259	$103	$(1,385)

Three Months Ended June 30, 2019
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Gain on	Project		EBITDA and
	Income	and	Disposal of	Development	Stock-Based	Adjusted
	(Loss)	Amortization	Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,725	$869	$—	$—	$—	$3,594
Rising Star Casino Resort	11	593	—	—	—	604
Bronco Billy's Casino and Hotel	446	434	(4)	—	—	876
Northern Nevada Casinos	268	149	—	—	—	417
	3,450	2,045	(4)	—	—	5,491
Other operations
Corporate	(1,527)	38	—	142	107	(1,240)
	$1,923	$2,083	$(4)	$142	$107	$4,251

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended June 30, 2020 and 2019 included facility rents related to: (i) Silver Slipper of $0.3 million during 2020 and $0.4 million during 2019, (ii) Northern Nevada of $0.5 million for both periods, and (iii) Bronco Billy’s of $0.2 million for both periods.

For the Six Months Ended June 30, 2020
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project		EBITDA and
	Income	and	Disposal	Development	Stock-Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$1,386	$1,646	$—	$—	$—	$3,032
Rising Star Casino Resort	(3,326)	1,238	—	—	—	(2,088)
Bronco Billy's Casino and Hotel	(1,363)	763	4	—	—	(596)
Northern Nevada Casinos	(1,685)	297	435	—	—	(953)
	(4,988)	3,944	439	—	—	(605)
Other operations
Corporate	(2,606)	76	—	315	186	(2,029)
	$(7,594)	$4,020	$439	$315	$186	$(2,634)

For the Six Months Ended June 30, 2019
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Gain on	Project		EBITDA and
	Income	and	Disposal of	Development	Stock-Based	Adjusted
	(Loss)	Amortization	Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$5,725	$1,716	$(1)	$—	$—	$7,440
Rising Star Casino Resort	(192)	1,199	—	—	—	1,007
Bronco Billy's Casino and Hotel	614	881	(4)	—	—	1,491
Northern Nevada Casinos	106	302	—	—	—	408
	6,253	4,098	(5)	—	—	10,346
Other operations
Corporate	(3,062)	76	—	275	193	(2,518)
	$3,191	$4,174	$(5)	$275	$193	$7,828

Operating expenses deducted to arrive at operating income (loss) in the above tables for the six-month period ended June 30, 2020 and 2019 included facility rents related to: (i) Silver Slipper of $0.7 million during 2020 and $0.9 million during 2019, (ii) Northern Nevada of $0.9 million for both periods, and (iii) Bronco Billy’s of $0.3 million for both periods.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2020, we had $26.5 million of unrestricted cash and equivalents. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages. In our efforts to preserve liquidity, we halted construction work on our parking garage. Whether or not we will be able to complete the parking garage in the near future will depend on the operating results of our casinos over the next several months, as well as the capital markets that might be available to us at some future date. In May 2020, we received approximately $5.6 million of loan proceeds under the CARES Act.

Our casinos are our primary sources of income and operating cash flows and they were closed for approximately three months as a result of COVID-19. Since reopening, our casinos have performed well, though there can be no assurance that our reopened casinos will continue to generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. In this section, we have described actions with respect to our liquidity that we have taken as a result of COVID-19.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the six months ended June 30, 2020 was $6.4 million, compared to cash used in operations of $1.7 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2020 and 2019 periods, our operating cash flows decreased primarily due to the unforeseen business interruption from the COVID-19 pandemic. As discussed above, all of the Company’s casinos were closed for approximately three months beginning in mid-March 2020.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six months ended June 30, 2020 was $1.4 million, which primarily related to the garage construction at Bronco Billy’s that was suspended in March 2020 amidst the COVID-19 pandemic. Cash used in investing activities during the prior-year period was $3.1 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the expansion at Bronco Billy’s and the remodeling of the Silver Slipper casino.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the six months ended June 30, 2020 was $4.4 million, compared to cash provided by financing activities of $8.1 million in the prior-year period. Comparing the 2020 and 2019 periods, we received proceeds totaling $5.6 million related to unsecured loans under the CARES Act in 2020 and the additional $10 million of incremental debt to our Notes was sold in May 2019, offset in both periods by payments for the Notes and the finance lease at Rising Star.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to potential future capital expenditures. Our principal debt matures in February 2024 and we anticipate needing to refinance this debt prior to its maturity, as we are unlikely to generate sufficient cash flow in the interim to completely repay these obligations. Certain planned capital expenditures designed to grow the Company, if pursued, would likely require additional financing, including perhaps the issuance of additional debt and potentially some form of equity financing, if available at such time. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or access the capital markets, including as a result of COVID-19, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, obtaining additional equity financing, or borrowing at higher costs of capital. See “Bronco Billy’s Expansion Suspended” for measures that have been implemented as a result of COVID-19.

Long-term Debt. As discussed above in the “Executive Overview,” we executed the Waivers and Amendments in April 2020 and August 2020 to amend the Indenture governing the Notes, which included an amendment to delete our total leverage covenant requirement for the periods ended March 31, 2020 and June 30, 2020, among other items.

On February 2, 2018, we issued $100 million of Notes and on May 10, 2019, we issued an additional $10 million of Notes. The Notes are collateralized by substantially all of our assets and are guaranteed by all of our material subsidiaries. The total $110 million of Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0%. The Indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date (as amended), we are required to make principal payments of $275,000 with a balloon payment for the remaining $103.5 million due upon maturity. The Waivers and Amendments also increased the amount due upon prepayment or maturity by a total of 40 basis points, applied to the aggregate principal amount of the Notes repaid. As of June 30, 2020, the total balance of the Notes was $107.4 million, currently accruing interest at a rate of 8.00%. Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price (as amended) is currently 101.9% through February 1, 2021, 100.9% through February 1, 2022, and 100.4% thereafter.

The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants. We are required to maintain financial covenants, including a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. The total leverage ratio maximum is 5.75x through September 30, 2020 and 5.50x from October 1, 2020 through December 31, 2020. As discussed above, we amended the Indenture to delete the total leverage covenant as of March 31, 2020 and June 30, 2020, and waived certain other covenants under the Indenture. We are currently in discussions to amend the total leverage covenant for future quarters, reflecting the effects of the temporary closure of our properties, but there is no guarantee that we will be successful in such efforts, in which case we may not be able to comply with such covenants in future periods. See Note 5 to the accompanying consolidated financial statements for more information about our Indenture governing the Notes.

Unsecured Loans Under the CARES Act. In May 2020, we received approximately $5.6 million of total loan proceeds under the CARES Act for our two wholly-owned subsidiaries at Bronco Billy’s and Rising Star. Such funds were principally used to rehire several hundred employees at Rising Star and Bronco Billy’s in advance of, and subsequent to, their reopenings in mid-June. These loans have a 1.0% interest rate and mature in May 2022. Recently-passed legislation allows for the maturity date to potentially be extended to May 2025. Monthly principal and interest payments are deferred for six months. Beginning in December 2020, we are required to make monthly payments of principal and interest to the lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses, including primarily the payroll and health benefits of employees who might otherwise be without jobs or health benefits. We believe that we will fully use such proceeds for these eligible expenses in the allowed 24-week time period. There is no certainty that any or all of such loans will be forgiven.

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

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino contains an option for Hyatt, which began on January 1, 2019, to purchase our leasehold interest and related casino operating assets. See Note 3 to the accompanying consolidated financial statements for further information.

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through March 31, 2020, but have curtailed making any significant additional capital investments during the remainder of 2020 until we have a better understanding of our financial position in the midst of the COVID-19 pandemic.

Bronco Billy’s. As discussed above in the “Executive Overview,” we began Phase One of the two-phase expansion of our Bronco Billy’s property with our purchase of the Imperial Hotel in June 2018, along with other nearby parcels of land, and our lease of the Imperial Casino in August 2018. The remainder of Phase One includes the construction of a 319-space parking garage and connector building. In March 2020, in light of the COVID-19 pandemic, we suspended construction of the parking garage. We estimate that the remaining cost for Phase One’s parking garage is approximately $16 million. Whether or not we will be able to complete the parking garage in the near future will depend on the operating results of our casinos over the next several months, as well as the capital markets that might be available to us at some future date.

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

COVID-19 Impact on Liquidity. As described in Note 2, in their efforts to control the spread of COVID-19, various state governments temporarily closed each of our casinos in March 2020. We began reopening when permitted by local authorities, beginning with the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020.

We currently believe that we have sufficient liquidity and resources to fund our reopened operations, through our current cash balances, the management of labor, marketing expenses and capital expenditures, and operating profits that have outperformed the prior-year periods since reopening. To preserve liquidity, upon the temporary closure of our properties in March 2020, we significantly reduced staffing levels at each of our properties and at our corporate office from approximately 1,600 individuals to approximately 30, in addition to a small number of surveillance and security personnel. We used the shutdown period to reexamine our staffing levels company-wide, and we chose to reopen our properties conservatively in terms of amenities and hours of operation, given the uncertainties created by the pandemic. As a result, despite significant constraints on our operations in order to ensure social distancing and address appropriate health safety concerns, operating profits improved in the month of June 2020 versus June 2019. We elected to suspend construction of the parking garage at Bronco Billy’s, allowing us to use the cash designated for such construction to provide us with additional liquidity. We also elected to defer one-third of management salaries until at least four of our casinos, including Silver Slipper Casino and Hotel, have reopened, and recently ended these salary deferrals in August 2020. In addition, to allow us to rehire several hundred employees at Rising Star and Bronco Billy’s in preparation for, and subsequent to, the reopening of these businesses, we obtained the Loans pursuant to programs established under the CARES Act, as discussed above. In connection with the reopening of our casinos, social distancing requirements have resulted in additional expenditures, such as additional costs to sanitize equipment between guests, to police social distancing, and to provide masks and other protective equipment to employees and guests.

Because of the length of the look-forward period and the substantial items that are outside of its control, and despite its intent and best efforts to overcome the challenges in the current environment, management concluded that there could be some doubt as to our ability to continue as a going concern, particularly if rising levels of COVID-19 cases result in additional closures of some or all of the our casinos. We are attempting to continue to mitigate the impacts of COVID-19 on us through the plans described above.

Concessions Obtained for Certain Leases. In our efforts to preserve cash, we were able to obtain rent concessions in the form of abatements and reductions totaling approximately $0.4 million. In March 2020, we were granted rent abatements for the casino land lease at Silver Slipper totaling $155,000. Subsequently in July 2020, we were able to obtain rent credits and reductions totaling $208,000 for the facility lease at Grand Lodge Casino. See Note 3 to the accompanying consolidated financial statements for details.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2019. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2019. There has been no significant change in our estimation methods since the end of 2019.

Forward-Looking Statements

This Quarterly Report on Form 10 Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.”  Specifically, this Quarterly Report on Form 10 Q contains forward-looking statements relating to (i) our expectations regarding our growth strategies; (ii) the impact of the COVID-19 pandemic on our business operations and financial condition; (iii) our expectations regarding the intended use and the potential forgiveness of loans received under the CARES Act; (iv) our development and expansion plans, including our currently suspended expansion plans for Bronco Billy’s, our budget and ability to obtain financing for such expansion and the timing for commencement (or recommencement in the case of Phase One) or completion of each phase of such expansion; (v) our investments in capital improvements and other projects; (vi) our sports wagering agreements, including expected revenues and expenses, duration of terms and expected timing for launch and commencement of the remaining four sports betting websites by our contracting parties in Indiana and Colorado; (vii) our expectations regarding the Waukegan proposal; (viii) our expectations regarding new marketing plans and new labor expense plans that were implemented upon our casino reopenings and our beliefs regarding the benefit of such plans to the properties’ long-term expense structure; (ix) our estimated operating requirements, including as a result of the impact of COVID-19; (x) our belief that we have sufficient liquidity and resources to fund our reopened operations; (xi) our expectations regarding improvements as a result of the new slot systems at Rising Star and Bronco Billy’s; (xii) our intention to focus on improving our operating margins; (xiii) anticipated expenditures as a result of COVID-19; (xiv) our beliefs regarding the adequacy of our insurance; (xv) our expectations regarding the outcome of legal matters and the impact of recently-issued accounting standards; and (xvi) our estimates and expectations regarding certain accounting and tax matters, including estimated savings as a result of the new gaming tax schedule, among others.

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:

●	our ability to repay our substantial indebtedness;
●	our ability to continue to comply with the covenants and terms of the Indenture or to obtain future waivers or amendments from the lenders;
●	the adverse impact of the COVID-19 pandemic on our business, constructions projects, financial condition and operating results, including on our ability to continue as a going concern;
●	actions by government officials at the federal, state or local level with respect to steps to be taken, including, without limitation, additional temporary shutdowns, travel restrictions, social distancing and shelter-in place orders, in connection with the COVID-19 pandemic;
●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;

●	the impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our indenture and other material contracts;
●	changes in guest visitation or spending patterns due to COVID-19 or other health or other concerns, including a decrease in overall demand after the initial spike following the reopening of our casinos;
●	the impact of social distancing requirements and other health and safety protocols implemented at our properties, including a reduction in our operating margins (or negative operating margins);
●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or to otherwise conduct work under any revised work environment protocols;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the COVID-19 pandemic
●	a continuing inability of the global response to contain the COVID-19 pandemic or to develop an effective vaccine or a rebound of the virus;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, customers, insurance carriers, and other stakeholders;
●	our ability to successfully implement social distancing and other safety measures and to protect our workforce and guests upon the reopening of our casinos;
●	changes by the SBA or other governmental authorities regarding the CARES Act, loan programs established under the CARES Act, or related administrative matters;
●	our ability to comply with the terms of the loans and the CARES Act and to use the loans in a manner that results in forgiveness of some or all of the loans;
●	the availability of forgiveness of the loans under the CARES Act in whole or in part;
●	the impact of any uninsured losses;
●	disruptions in our supply chain;
●	disruptions or shortages in our labor supply;
●	the adverse impact of cancellations and/or postponements of hotel stays, live entertainment events and small meeting groups on our business, market position, growth, financial condition and operating results.
●	changes in guest visitation or spending patterns due to health or other concerns;
●	substantial dilution related to our outstanding stock warrants and options;

●	implementation of our growth strategies, including the Bronco Billy’s expansion, capital investments and potential acquisitions;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);
●	risks related to entering into sports betting operations, including our ability to establish and maintain relationships with key partners or vendors, the ability and/or willingness of our sports wagering providers to sustain sports betting operations should they experience an extended period of unprofitability, and the ability to replace existing partners or vendors on similar terms as our existing contractual minimums;
●	our ability to successfully implement our sports betting operations in the anticipated time frame and to accurately forecast its impact on our cash flows;
●	risks related to entering into the sports wagering agreements, including the ability of the parties to perform their obligations under the respective agreements;
●	the impact that any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments such as our senior secured notes;
●	commerciality of our ferry boat service and risks associated with ferry boat operations;
●	our ability to successfully integrate acquisitions;
●	the development and success of our expansion projects and the financial performance of completed projects;
●	some of our casinos being on leased property;
●	changes to anticipated trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	our ability to access capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;
●	our dependence on key personnel;
●	our ability and the cost to hire, motivate and retain employees during periods with a competitive labor environment and, in some jurisdictions, increases in minimum wages;
●	availability of adequate levels of insurance;
●	changes to federal, state, and local taxation and tax rates, and gaming, health and safety and environmental laws, regulations and legislation;
●	any violations of the anti-money laundering laws;

●	cyber-security risks, including misappropriation of customer information or other breaches of information security;
●	our ability to obtain and maintain gaming and other licenses, and obtain entitlements and other regulatory approvals for projects;
●	the impact of severe weather;
●	lack of alternative routes to certain of our properties;
●	the competitive environment, including increased competition in our target market areas;
●	the outcome of litigation matters;
●	marine transportation risks, including disasters, accidents, damage, injury, death and spills;
●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements;
●	the scale, speed and effectiveness that the parties with which we have contracted will introduce and market their respective sports wagering services in Indiana and Colorado;
●	the potential for any of the parties with which we have contracted for sports wagering to terminate their agreements prior to the expiration of their term (such as through bankruptcy, sustained unprofitability of their online/mobile operations, a court ruling that overturns the legality of sports wagering in Indiana or Colorado, or, in some cases, their purchase of a physical casino in Indiana or Colorado with a competing online/mobile sports wagering application, subject to an extended non-compete period), and our ability to replace such party with another third-party on similar financial terms and in a timely manner; and
●	other factors described from time to time in this and our other SEC filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2020, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, the following risk factor was identified:

We are subject to risks related to corporate social responsibility and reputation.

Many factors influence our reputation and the value of our brands including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, climate change, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

On August 12, 2020, the Company executed the Fourth Amendment dated as of August 12, 2020 to amend the Indenture to the Notes. Reflecting the adverse impact on the Company’s business operations due to the ongoing COVID-19 pandemic, the Fourth Amendment (i) deleted the total leverage ratio covenant as of June 30, 2020, and (ii) permitted the incurrence of $5.6 million of unsecured loans under the CARES Act. The Company paid an amendment fee of 0.75%, or $805,313 to the holders of its Notes, based on the outstanding balance of the aggregate principal amount as of the amendment date. Additionally, the Fourth Amendment increased the optional premiums by 25 basis points, plus accrued and applicable unpaid interest, if the Company chooses to redeem all or a part of the Notes prior to, or at, maturity. The following table summarizes the current debt repayment premiums for the Notes:

Redemption Periods	Percentage Premium
On February 2, 2020 to February 1, 2021	1.90%
On February 2, 2021 to February 1, 2022	0.90%
On or after February 2, 2022	0.40%

The Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0%. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date, the Company is required to make principal payments of $275,000 with a balloon payment for the remaining $103.5 million due upon maturity. Additionally, excluding the exercise of any optional early redemptions, the Company will pay a debt redemption premium of $0.4 million at maturity, as required by the Third and Fourth Amendments and detailed in the table above.

The Notes are collateralized by substantially all of the Company’s assets and are guaranteed by all of its material subsidiaries.

The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by reference to the copy of the Fourth Amendment attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1

Second Amended and Restated Bylaws of Full House Resorts, Inc., effective July 1, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (SEC File No. 1-32583) filed on July 2, 2020).

4.1

Waiver and Third Amendment to Indenture, dated as of April 28, 2020, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (SEC File No 1-32583) filed on April 29, 2020).

4.2*	Waiver and Fourth Amendment to Indenture, dated as of August 12, 2020, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein).
10.1

Promissory Note, dated as of May 8, 2020, by Gaming Entertainment (Indiana) LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 15, 2020).

10.2

Promissory Note, dated as of May 8, 2020, by FHR-Colorado LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 15, 2020).

10.3*	Fifth Amendment to Casino Operations Lease dated July 31, 2020 by and between Hyatt Equities, L.L.C., as landlord, and Gaming Entertainment (Nevada) LLC, as tenant.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*      Filed herewith.

**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 12, 2020	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 12, 2020	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)