Form 10-Q
period 2020-09-30
FULL HOUSE RESORTS INC
filed 2020-11-09
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 4, 2020, there were 27,105,728 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Casino	$31,910	$30,644	$63,616	$87,392
Food and beverage	5,612	9,262	14,596	26,783
Hotel	2,511	3,077	5,204	8,843
Other operations, including online/mobile sports operations	1,923	1,276	3,904	3,398
Total revenues	41,956	44,259	87,320	126,416
Operating costs and expenses
Casino	10,125	12,188	23,886	35,565
Food and beverage	5,234	10,154	14,453	28,972
Hotel	1,113	2,522	2,663	7,321
Other operations	564	1,189	1,441	3,030
Selling, general and administrative	12,555	12,485	35,332	38,172
Project development costs	108	228	423	503
Depreciation and amortization	1,848	2,089	5,868	6,263
Loss on disposal of assets, net	—	10	439	5
	31,547	40,865	84,505	119,831
Operating income	10,409	3,394	2,815	6,585
Other (expense) income
Interest expense, net of $208 and $478 capitalized for the three-months ended September 30, 2020 and 2019, and $639 and $608 capitalized for the nine-months ended September 30, 2020 and 2019	(2,391)	(2,428)	(7,329)	(8,062)
Adjustment to fair value of warrants	(403)	(262)	1,159	(161)
	(2,794)	(2,690)	(6,170)	(8,223)
Income (loss) before income taxes	7,615	704	(3,355)	(1,638)
Income tax (benefit) provision	(93)	(234)	(2)	51
Net income (loss)	$7,708	$938	$(3,353)	$(1,689)

Basic earnings (loss) per share	$0.28	$0.03	$(0.12)	$(0.06)
Diluted earnings (loss) per share	$0.28	$0.03	$(0.17)	$(0.06)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and equivalents	$34,032	$28,851
Restricted cash	—	1,000
Accounts receivable, net of allowance of $187 and $141	1,900	2,206
Inventories	1,467	2,292
Prepaid expenses and other	2,632	3,340
	40,031	37,689

Property and equipment, net	117,013	121,487
Operating lease right-of-use assets, net	18,097	19,171
Goodwill	21,286	21,286
Other intangible assets, net	10,987	11,056
Deposits and other	633	646
	$208,047	$211,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,905	$5,216
Accrued payroll and related	3,628	3,044
Other accrued expenses and other	9,041	10,613
Current portion of operating lease obligations	3,263	2,707
Current portion of finance lease obligation	486	448
Current portion of long-term debt	1,154	1,100
Common stock warrant liability	896	2,055
	22,373	25,183

Operating lease obligations, net of current portion	15,723	16,706
Finance lease obligation, net of current portion	3,422	3,829
Long-term debt, net	107,193	102,923
Deferred income taxes, net	710	712
Contract liabilities, net of current portion	5,576	5,886
	154,997	155,239
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,375,291 and 28,345,525 shares issued and 27,105,728 and 27,075,962 shares outstanding	3	3
Additional paid-in capital	64,709	64,402
Treasury stock, 1,269,563 common shares	(1,548)	(1,548)
Accumulated deficit	(10,114)	(6,761)
	53,050	56,096
	$208,047	$211,335

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2020	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096
Stock-based compensation	—	—	83	—	—	—	83
Net loss	—	—	—	—	—	(4,358)	(4,358)
Balance, March 31, 2020	28,346	3	64,485	1,270	(1,548)	(11,119)	51,821
Stock grants	13	—	24	—	—	—	24
Stock-based compensation	—	—	79	—	—	—	79
Net loss	—	—	—	—	—	(6,703)	(6,703)
Balance, June 30, 2020	28,359	3	64,588	1,270	(1,548)	(17,822)	45,221
Stock grants	16	—	24	—	—	—	24
Stock-based compensation	—	—	97	—	—	—	97
Net income	—	—	—	—	—	7,708	7,708
Balance, September 30, 2020	28,375	$3	$64,709	1,270	$(1,548)	$(10,114)	$53,050

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2019	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345
Exercise of stock options	26	—	45	—	—	—	45
Stock-based compensation	—	—	86	—	—	—	86
Net loss	—	—	—	—	—	(1,617)	(1,617)
Balance, March 31, 2019	28,315	3	64,066	1,357	(1,654)	(2,556)	59,859
Stock grants	22	—	48	—	—	—	48
Stock-based compensation	—	—	59	—	—	—	59
Net loss	—	—	—	—	—	(1,010)	(1,010)
Balance, June 30, 2019	28,337	3	64,173	1,357	(1,654)	(3,566)	58,956
Stock-based compensation	—	—	70	—	—	—	70
Net income	—	—	—	—	—	938	938
Balance, September 30, 2019	28,337	$3	$64,243	1,357	$(1,654)	$(2,628)	$59,964

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,353)	$(1,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,868	6,263
Amortization of debt issuance and warrant costs and other	827	845
Stock-based compensation	307	263
Change in fair value of stock warrants	(1,159)	161
Change in fair value of interest rate cap	—	90
Loss on disposal of assets	439	5
Increases and decreases in operating assets and liabilities:
Accounts receivable	306	249
Prepaid expenses, inventories and other	1,533	(1,477)
Deferred taxes	(2)	51
Deferred revenue	(109)	2,000
Accounts payable and accrued expenses	(1,732)	(1,048)
Net cash provided by operating activities	2,925	5,713
Cash flows from investing activities:
Purchase of property and equipment	(1,883)	(5,662)
Other	11	(563)
Net cash used in investing activities	(1,872)	(6,225)
Cash flows from financing activities:
Proceeds from Senior Secured Notes borrowings	—	10,000
Proceeds from CARES Act unsecured loans	5,606	—
Payment of debt discount and issuance costs	(1,284)	(1,182)
Repayment of Senior Secured Notes	(825)	(800)
Repayment of finance lease obligation	(369)	(403)
Proceeds from exercise of stock options	—	45
Net cash provided by financing activities	3,128	7,660

Net increase in cash, cash equivalents and restricted cash	4,181	7,148
Cash, cash equivalents and restricted cash, beginning of period	29,851	20,634
Cash, cash equivalents and restricted cash, end of period	$34,032	$27,782

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$6,324	$6,962
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$265	$651

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

Liquidity, Going Concern and Management Plans. The consolidated financial statements have been prepared on the going concern basis of accounting, assuming the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s casinos are its primary sources of income and operating cash flows and they are relied upon to remain in compliance with debt covenants and meet the Company’s obligations when due. As described in Note 5, the Senior Secured Notes agreement requires the Company to maintain a total leverage ratio covenant, which measures Consolidated EBITDA (as defined in the indenture) against outstanding debt. As detailed in Notes 2 and 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company temporarily suspended operations at its casinos and hotels in March 2020 pursuant to orders from governmental authorities as a precautionary measure against the ongoing spread of a highly contagious coronavirus that was declared a pandemic (“COVID-19”) by the World Health Organization. The Company’s properties began reopening when permitted by local authorities, beginning with the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020. The Company believes it has sufficient resources to fund its operations through the generation of cash by its reopened properties (including in the third quarter of 2020), its current cash balances and the continued management of labor, marketing expenses, and capital expenditures. However, management does not control and is not qualified to predict the ongoing effects of the continuing pandemic.

As described in Notes 2 and 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, a significant period, or periods, of closure or significant declines in business volumes could negatively impact our ability to remain in compliance with our debt covenants. In the event that the Company would fail to meet its debt covenants in the next twelve months from the issuance of the consolidated financial statements, the Company would either seek covenant waivers or attempt to amend its covenants, though there is no certainty that the Company would be successful in such efforts. For example, the Company’s lenders agreed to amend our leverage covenant (which compares Adjusted EBITDA for the latest twelve months to debt levels, as defined in the loan agreement) for the periods ended September 30, June 30, and March 31, 2020. Even though results in the recent quarter generally exceeded those of the prior-year quarter, the closure period in early 2020 will continue to affect the leverage ratio for the next few quarters. The parties continue to discuss amending covenants for future quarters in case such amendments are needed. Accounting Standards Codification 205-40 (“ASC 205-40”), “Going Concern,” calls for management to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements are issued. Because of the length of this look-forward period and the substantial items that are outside of the Company’s control, and despite its intent and best efforts to overcome the challenges in the current environment, management concluded that there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is attempting to mitigate the impacts of COVID-19 on the Company through the plans described above. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect the Company’s accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities, such as its interest rate cap agreement and common stock warrant liability. Fair value measurements are also used in the Company’s periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play,” complimentary dining, or hotel stays. Such liabilities were approximately $1.0 million for September 30, 2020 and $1.4 million for December 31, 2019. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

Revenue for food and beverage, hotel, and other revenue transactions is typically the net amount collected from customers for such goods and services, plus the retail value of (i) discretionary comps and (ii) comps provided in return for redemption of loyalty points. The Company records such revenue as the good or service is transferred to the customer. Additionally, the Company may collect deposits in advance for future hotel reservations or entertainment, among other services, which represent obligations to the Company until the service is provided to the customer.

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online/mobile sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time market access fees in cash, which were recorded as a long-term liability in the same amount and will be recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations. The current and noncurrent portions of the deferred revenues balance totaling $5.88 million for September 30, 2020 is included with “Other accrued expenses and other” and “Contract liabilities, net of current portion” on the consolidated balance sheets, respectively. Of the Company’s Sports Agreements, on-site sports wagering commenced at Rising Star in the fourth quarter of 2019, as did one of the Company’s three contracted mobile sports wagering websites in Indiana. In the second quarter of 2020, one of the Company’s three contracted mobile sports wagering websites in Colorado also commenced operations. In September 2020, on-site sports wagering commenced at Bronco Billy’s.

Income Taxes. For interim income tax reporting for the three- and nine-months ended September 30, 2020, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This standard simplifies the accounting for income taxes and includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and updates and simplifies certain areas of the codification. ASU 2019-12 is effective for the Company beginning on January 1, 2021, with early adoption permitted. The Company is currently assessing the impact ASU 2019-12 will have on its consolidated financial statements and footnote disclosures and whether it intends to early adopt the new standard.

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

The Company executed a fourth amendment to the original lease with the landlord, effective March 2020, which granted a waiver of base rent for April and May of 2020. Such abatement totaled $155,000 and the value of such abatement will be amortized over the remaining term of the lease. This amendment also restricts the Company’s purchase option period for the leased land, so that the Company cannot exercise its purchase option until April 1, 2022. From such date through October 1, 2027, the Company may buy out the lease for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date.

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

Christmas Casino / Third Street Corner Building through August 2021 and Option to Purchase. As part of the Bronco Billy’s expansion, the Company leased a nearby closed casino in August 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company also has the right to purchase the casino at any time during the lease term, or as extended. The purchase price is currently $2.7 million if exercised by October 31, 2021 and increases to $2.8 million for purchase dates thereafter.

The Company reopened the closed casino in November 2018, but it did not produce enough incremental revenue to offset the incremental costs, and it was closed in September 2020. The Company is currently evaluating other concepts for the leased space, which is located on a key corner in Cripple Creek, Colorado.

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

In July 2020, the Company executed a fifth amendment to the Hyatt lease that retroactively reduced rent amounts due during the closure period, specifically a 25% reduction in rent for March 2020 and a 50% reduction in rent for each of April and May of 2020. Such reductions totaled $208,000 and such benefit is being amortized over the remaining life of the lease.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the hotel’s original cost of $7.7 million (see Note 4), reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2020, such net amount was $3.9 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		September 30,	December 31,
Leases	Balance Sheet Classification	2020	2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$18,097	$19,171
Finance lease assets	Property and Equipment, Net(1)	4,918	5,037
Total lease assets		$23,015	$24,208

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,263	$2,707
Finance	Current Portion of Finance Lease Obligation	486	448
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	15,723	16,706
Finance	Finance Lease Obligation, Net of Current Portion	3,422	3,829
Total lease liabilities		$22,894	$23,690

(1)	Finance lease assets are recorded net of accumulated amortization of $2.8 million as of September 30, 2020.

The components of lease expense are as follows:

(In thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Costs	Statement of Operations Classification	2020	2019	2020	2019
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,156	$959	$3,478	$2,877
Variable payments	Selling, General and Administrative Expenses	219	146	442	501
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	40	118	119
Interest on lease liabilities	Interest Expense, Net	45	51	139	157
Total lease costs		$1,459	$1,196	$4,177	$3,654

Maturities of lease liabilities as of September 30, 2020 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2020 (excluding the nine months ended September 30, 2020)	$1,212	$108
2021	4,792	652
2022	4,576	652
2023	2,984	652
2024	1,243	652
Thereafter	31,116	1,847
Total future minimum lease payments	45,923	4,563
Less: Amount representing interest	(26,937)	(655)
Present value of lease liabilities	18,986	3,908
Less: Current lease obligations	(3,263)	(486)
Long-term lease obligations	$15,723	$3,422

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	September 30, 2020		December 31, 2019
Weighted-average remaining lease term
Operating leases	19.9	years	20.2	years
Finance lease	7.0	years	7.8	years
Weighted-average discount rate
Operating leases(1)	9.38%		9.40%
Finance lease	4.50%		4.50%

(1)Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash flows for operating leases	$3,250	$2,881
Operating cash flows for finance lease	$139	$157
Financing cash flows for finance lease	$369	$403

4. PROPERTY AND EQUIPMENT

Property and equipment, including finance lease assets, consists of the following:

(In thousands)	September 30,	December 31,
	2020	2019
Land and improvements	$16,144	$16,144
Buildings and improvements	107,360	106,946
Furniture and equipment	47,752	47,886
Finance lease assets (see Note 3)	7,726	7,726
Construction in progress	11,175	10,856
	190,157	189,558
Less: Accumulated depreciation	(73,144)	(68,071)
	$117,013	$121,487

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	September 30,	December 31,
	2020	2019
Senior Secured Notes	$107,100	$107,925
Unsecured Loans (CARES Act)	5,606	—
Less: Unamortized discounts and debt issuance costs	(4,359)	(3,902)
	108,347	104,023
Less: Current portion of long-term debt	(1,154)	(1,100)
	$107,193	$102,923

Senior Secured Notes and Waivers. On April 28, 2020, the Company executed the Third Amendment to Indenture dated as of April 28, 2020 (the “Third Amendment”) to amend the Indenture dated as of February 2, 2018 (as amended and supplemented, the “Indenture”), which governs the senior secured notes due 2024 issued by the Company in the aggregate principal amount of $110.0 million (collectively, the “Notes”). Reflecting the impact of the temporary closures of the Company’s properties due to COVID-19, the Third Amendment (i) deleted the total leverage ratio covenant as of March 31, 2020, and (ii) resolved any potential ambiguities regarding a qualified auditor opinion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company paid an amendment fee of 0.35%, or $376,775, to the holders of its Notes, based on the outstanding balance of the aggregate principal amount as of the amendment date. Additionally, the Third Amendment increased the optional repayment premiums by 15 basis points, plus accrued and applicable unpaid interest, if the Company chooses to redeem all or a part of the Notes prior to, or at, maturity.

On August 12, 2020, due to the impact of the COVID-19 pandemic on the Company’s business operations, particularly in the second quarter of 2020, the Company executed the Fourth Amendment to Indenture dated as of August 12, 2020 (the “Fourth Amendment”) to amend the Indenture to the Notes. The Fourth Amendment (i) deleted the total leverage ratio covenant as of June 30, 2020, and (ii) permitted the incurrence of $5.6 million of unsecured loans under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as detailed in the following section below. The Company paid an amendment fee of 0.75%, or $805,313, to the holders of its Notes, based on the outstanding balance of the aggregate principal amount as of the amendment date. Additionally, the Fourth Amendment increased the optional repayment premiums by 25 basis points, plus accrued and applicable unpaid interest, if the Company chooses to redeem all or a part of the Notes prior to, or at, maturity.

Similarly, on November 6, 2020, the Company executed the Fifth Amendment to Indenture dated as of November 6, 2020 (the “Fifth Amendment”) to amend the Indenture to the Notes. The Fifth Amendment deleted the total leverage ratio covenant as of September 30, 2020. The Company paid an amendment fee of 1.00%, or approximately $1.07 million, to the holders of its

Notes, based on the outstanding balance of the aggregate principal amount as of the amendment date. The Fifth Amendment did not increase the optional repayment premiums that were previously amended by the Third and Fourth Amendments.

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

Unsecured Loans Under the CARES Act.  On May 8, 2020, two wholly-owned subsidiaries of the Company executed promissory notes (the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act (the “Loans”) and administered by the U.S. Small Business Administration (the “SBA”). Such funds were principally used to rehire several hundred employees at Rising Star and Bronco Billy’s in advance of, and subsequent to, their reopenings in mid-June. The Loans were made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”), bear interest at a rate of 1.00% per annum, and originally had a two-year term.

Recently-passed legislation extended the original maturity dates to May 3, 2025 with no change to the annual interest rate. After a 15-month deferment period for principal and interest payments, the Company is required to make monthly loan payments totaling $128,557 beginning in September 2021 to the Lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses over a 24-week period, including primarily the payroll and health benefits of employees who might otherwise be without jobs or health benefits. There is no certainty that any or all of such Loans will be forgiven.

Maturities of the unsecured loans as of September 30, 2020, unless forgiven, are as follows:

(In thousands)
Unsecured
For Years Ending December 31,	Loans
2020	$—
2021	426
2022	1,498
2023	1,513
2024	1,528
Thereafter	641
$5,606

Covenants. The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. The Company is required to maintain a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. The Company is allowed to deduct up to $15 million of its cash and equivalents (beyond estimated cash utilized in daily operations) from its total debt when calculating the numerator of such ratio. The Third, Fourth, and Fifth Amendments deleted the total leverage ratio covenant for the respective periods ended March 31, 2020, June 30, 2020, and September 30, 2020. For the period ending December 31, 2020, the total leverage ratio maximum is 5.50x. There can be no assurances that the Company will remain in compliance with its covenants and/or that it would be successful in obtaining waivers or modifications in the event of noncompliance in the future.

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

The Company measures the fair value of the warrants at each reporting period (see Note 2). At September 30, 2020, the estimated fair value was determined using the following assumptions:  an expected contractual term of 5.62 years, an expected stock price volatility rate of 61.9%, an expected dividend yield of 0%, and an expected risk-free interest rate of 0.3%. Decreases in our share price result in decreases in the value of the warrants, causing non-cash income. Conversely, increases in our share price result in increases in the value of the warrants, causing non-cash expense.

7. INCOME TAXES

The Company’s effective income tax rate for the three- and nine-months ended September 30, 2020 was (1.2%) and 0.1%, respectively, compared to an effective income tax rate of (33.2%) and (3.1%) for the corresponding prior-year periods. The Company’s tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, adjustments made to certain deferred taxes, and certain permanent item differences between tax and financial reporting purposes. The Company recorded a benefit of approximately $269,000 during the period ended September 30, 2020, related to the removal of a state deferred balance on indefinite-lived assets.

On March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”), and on March 27, 2020, the CARES Act were each enacted in response to COVID-19. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017; however, these benefits do not impact the Company’s current tax provision.

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

9. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted income (loss) per share of common stock:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) - basic	$7,708	$938	$(3,353)	$(1,689)
Adjustment for assumed conversion of warrants	—	—	(1,159)	—
Net income (loss) - diluted	$7,708	$938	$(4,512)	$(1,689)

Denominator:
Weighted-average common and common share equivalents - basic	27,106	26,980	27,087	26,963
Potential dilution from share-based awards	358	521	—	—
Potential dilution from assumed conversion of warrants	—	—	133	—
Weighted-average common and common share equivalents - diluted	27,464	27,501	27,220	26,963
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	2,360	1,901	3,534	3,959

10. SHARE-BASED COMPENSATION

As of September 30, 2020, the Company had 105,677 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information related to the Company’s common stock options as of September 30, 2020:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2020	2,844,405	$1.71
Granted	388,000	1.73
Exercised	—	—
Canceled/Forfeited	(8,650)	2.23
Expired	(25,158)	2.30
Options outstanding at September 30, 2020	3,198,597	$1.71
Options exercisable at September 30, 2020	2,497,262	$1.65

Share-based compensation expense totaled $121,000 and $70,000 for the three-months ended September 30, 2020 and 2019, respectively, and $307,000 and $263,000 for the nine-months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was approximately $0.6 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.1 years.

11. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its casinos based on geographic regions within the United States. The casino/resort operations include four segments:  Silver Slipper Casino and Hotel (Hancock County, Mississippi); Rising Star Casino Resort, consisting of Rising Star Casino Resort (Rising Sun, Indiana) and its ferry boat operations (connecting Rising Sun, Indiana with Boone County, Kentucky); Bronco Billy’s Casino and Hotel (including the former Christmas Casino and Christmas Inn, both in Cripple Creek, Colorado); and the Northern Nevada segment, consisting of Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada).

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended September 30, 2020
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Total
Total Revenues
Casino	$13,972	$7,204	$6,866	$3,868	$31,910
Food and beverage	4,231	711	505	165	5,612
Hotel	1,303	1,034	174	—	2,511
Other operations	460	1,018	365	80	1,923
	$19,966	$9,967	$7,910	$4,113	$41,956

Adjusted Property EBITDA	$6,495	$2,436	$3,393	$1,032	$13,356
Other operating costs and expenses:
Depreciation and amortization					(1,848)
Corporate expenses					(870)
Project development costs					(108)
Stock-based compensation					(121)
Operating income					10,409
Other (expense) income:
Interest expense, net					(2,391)
Adjustment to fair value of warrants					(403)
					(2,794)
Income before income taxes					7,615
Income tax benefit					(93)
Net income					$7,708

(In thousands)	Three Months Ended September 30, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Total
Total Revenues
Casino	$10,718	$7,744	$6,438	$5,744	$30,644
Food and beverage	5,676	1,760	1,345	481	9,262
Hotel	1,266	1,560	251	—	3,077
Other operations	406	671	80	119	1,276
	$18,066	$11,735	$8,114	$6,344	$44,259

Adjusted Property EBITDA	$3,009	$156	$1,582	$2,108	$6,855
Other operating costs and expenses:
Depreciation and amortization					(2,089)
Corporate expenses					(1,064)
Project development costs					(228)
Loss on disposal of assets, net					(10)
Stock-based compensation					(70)
Operating income					3,394
Other (expense) income:
Interest expense, net					(2,428)
Adjustment to fair value of warrants					(262)
					(2,690)
Income before income taxes					704
Income tax benefit					(234)
Net income					$938

(In thousands)	Nine Months Ended September 30, 2020
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Total
Total Revenues
Casino	$29,688	$14,055	$12,357	$7,516	$63,616
Food and beverage	10,666	1,956	1,360	614	14,596
Hotel	2,833	2,010	361	—	5,204
Other operations	994	2,204	529	177	3,904
	$44,181	$20,225	$14,607	$8,307	$87,320

Adjusted Property EBITDA	$9,526	$348	$2,798	$79	$12,751
Other operating costs and expenses:
Depreciation and amortization					(5,868)
Corporate expenses					(2,899)
Project development costs					(423)
Loss on disposal of asset, net					(439)
Stock-based compensation					(307)
Operating income					2,815
Other (expense) income:
Interest expense, net					(7,329)
Adjustment to fair value of warrants					1,159
					(6,170)
Loss before income taxes					(3,355)
Income tax benefit					(2)
Net loss					$(3,353)

(In thousands)	Nine Months Ended September 30, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Total
Total Revenues
Casino	$34,732	$22,614	$17,244	$12,802	$87,392
Food and beverage	16,562	5,373	3,370	1,478	26,783
Hotel	3,713	4,544	586	—	8,843
Other operations	1,231	1,671	231	265	3,398
	$56,238	$34,202	$21,431	$14,545	$126,416

Adjusted Property EBITDA	$10,448	$1,163	$3,074	$2,516	$17,201
Other operating costs and expenses:
Depreciation and amortization					(6,263)
Corporate expenses					(3,582)
Project development costs					(503)
Loss on disposal of assets, net					(5)
Stock-based compensation					(263)
Operating income					6,585
Other (expense) income:
Interest expense, net					(8,062)
Adjustment to fair value of warrants					(161)
					(8,223)
Loss before income taxes					(1,638)
Income tax provision					51
Net loss					$(1,689)

(In thousands)	September 30,	December 31,
	2020	2019
Total Assets
Silver Slipper Casino and Hotel	$84,509	$87,980
Rising Star Casino Resort	36,217	40,277
Bronco Billy's Casino and Hotel	45,167	45,034
Northern Nevada Casinos	13,140	18,612
Corporate and Other	29,014	19,432
	$208,047	$211,335

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

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course at Rising Star, our recreational vehicle parks (“RV parks”) as owned at Rising Star and managed at Silver Slipper, our ferry service at Rising Star, and retail outlets and entertainment. We often provide hotel rooms, food and beverages, ferry usage, and golf privileges to customers on a complimentary basis; the value of such services are included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and accruals for certain progressive jackpots offered by the Company.

We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages and other factors. Consequently, our operating results for any quarter or year are not necessarily comparable and may not be indicative of future periods’ results.

Our market environment is highly competitive and capital-intensive. Nevertheless, there are significant restrictions and barriers to entry vis-à-vis opening new casinos in most of the markets in which we operate. We rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance and certain growth-related capital expenditures. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management. We also assess growth and development opportunities, which include capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Recent Developments

COVID-19 Pandemic.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”), which continues to be spread throughout the U.S. and the world. COVID-19 has driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter in place” orders and business closures. Pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties in March 2020. As a result, we experienced a material decline in our revenues until our properties began reopening when permitted by local authorities. We reopened the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020. In the third quarter of 2020, our total operating revenues were nearly comparable to that of the prior-year period, with casino revenues increasing by 4.1%. Additionally, labor and marketing expenses were meaningfully lower during the third quarter of 2020, resulting in operating income nearly tripling versus the third quarter of 2019. The current nine-month period, however, still shows the adverse effects of the multi-month business closures earlier in the year. The extent to which our financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including the ability to operate and the operating results of our casinos over the next several months, new information which may emerge concerning the severity of COVID-19 and any additional actions imposed by governmental authorities to contain COVID-19 or minimize its impact, increased operating costs in light of social distancing requirements as a result of COVID-19 and general economic conditions, among others. For a further discussion regarding the impacts of COVID-19 on our business, see “Liquidity and Capital Resources – Cash Flows and COVID-19 Impact” below.

Waivers and Amendments of Debt Covenants.  In April, August, and November 2020, we obtained waivers and amendments (the “Waivers and Amendments”) to the indenture dated as of February 2, 2018 (as amended and supplemented, the “Indenture”), which governs the aggregate $110.0 million of senior secured notes due 2024 (collectively, the “Notes”). The Waivers and Amendments were executed in recognition of the impacts of COVID-19 on our business and operations. Pursuant to the Waivers and Amendments, among other things, the noteholders agreed to waive or delete the total leverage ratio covenant for the measurement periods ending on March 31, 2020, June 30, 2020, and September 30, 2020, to permit the incurrence of $5.6 million of unsecured loans under the CARES Act, and to waive the requirement to deliver a financial statement to each noteholder without a “going-concern” or like qualification or exception. In consideration for the amendments and one-time waivers, we paid the noteholders waiver fees of $376,775 for the Third Amendment and $805,313 for the Fourth Amendment, plus increases in the call premiums and amounts due at maturity amounting to an additional $155,288 and $258,813, respectively. We paid $1,071,000 for the Fifth Amendment.

Such upfront waiver fees were partially offset in recent periods by the decline in LIBOR rates that are used to calculate quarterly interest expense for the Notes. There can be no assurance that we will be successful in obtaining such waivers or amendments in the future, if needed.

Bronco Billy’s Expansion Suspended and Colorado Referendum.  In March 2020, we suspended construction that had just begun of a parking garage at Bronco Billy’s in order to conserve liquidity during the pandemic. In July 2020, we opened a temporary surface parking lot in such location.

In November 2020, Colorado voters approved several changes to the state’s gaming laws. Those changes eliminated the maximum betting limit of $100 per bet and allowed additional games of chance, including baccarat. These changes will allow the state’s casinos, including Bronco Billy’s, to attract a wealthier clientele and to offer a broader gaming experience. We continue to evaluate a potential major expansion of Bronco Billy’s, which was put on hold when we were required to close due to COVID-19. Whether or not we will be able to complete the Bronco Billy’s expansion in the near future will depend on the operating results of our casinos over the coming months, as well as the capital markets that might be available to us at some future date. The Bronco Billy’s expansion project is planned to include a new luxury hotel, spa, significant convention and entertainment space, and refurbishment and expansion of our casino and food and beverage offerings.

Sports Wagering in Colorado and Indiana.  In March 2020, the Colorado Limited Gaming Control Commission approved us for our three permitted “Sports Betting Master Licenses.” Additionally, in April 2020, our three providers for mobile sports wagering were approved for their “Temporary Internet Sports Betting Operator Licenses” in Colorado. On June 4, 2020, the first of our contracted sports wagering websites launched in Colorado. We expect that the two remaining contracted websites will launch in Colorado in the coming months, pending customary gaming license approvals. Additionally, we commenced on-site sports wagering at Bronco Billy’s on September 24, 2020.

In Indiana, one of our three contracted mobile websites for sports wagering launched operations on December 30, 2019. We expect that the two remaining contracted websites will launch in Indiana in the coming months, pending customary gaming license approvals.

When all six of our contracted sports wagering websites have commenced operations, our sports wagering revenue, based on the contractual minimums, should total at least $7.0 million on an annualized basis. Since we incur very little expense related to these operations, almost all of such revenues should translate into Adjusted Property EBITDA and operating income.

Waukegan Proposal.  We continue to be one of three bidders for the opportunity to build a new casino in Waukegan, Illinois, midway between Chicago and Milwaukee. If chosen, we plan to complete the development employing project financing. Accordingly, we recently signed a conditional commitment letter with a multi-billion-dollar investment management firm that has experience with casino construction projects. The commitment letter potentially funds our Waukegan project, named “American Place,” if we are chosen by the Illinois Gaming Board. Under the terms of the commitment letter, the investment firm would provide approximately $300 million of non-recourse, development capital to construct American Place, as well as a temporary casino while the permanent facility is under construction. We would be required to invest $25 million in the project as equity, will own no less than 60% of the project, and will receive management fees for operating the casino and related amenities. The commitment letter is conditioned upon us being awarded the Waukegan casino license by the Illinois Gaming Board. The financing commitment is also subject to, and contingent upon, the Illinois Gaming Board’s review and the investment firm’s further due diligence review, among other items. All of the project financing is anticipated to be limited to the Waukegan project and would not be guaranteed by us or our other subsidiaries. We can provide no assurances that our project will be chosen by the Illinois Gaming Board for the available gaming license in Waukegan.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three- and nine-months ended September 30, 2020 and 2019:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
Total revenues	$41,956	$44,259	(5.2)%	$87,320	$126,416	(30.9)%
Operating expenses	31,547	40,865	(22.8)%	84,505	119,831	(29.5)%
Operating income	10,409	3,394	206.7%	2,815	6,585	(57.3)%
Interest and other non-operating expenses, net	2,794	2,690	3.9%	6,170	8,223	(25.0)%
Income tax (benefit) provision	(93)	(234)	(60.3)%	(2)	51	(103.9)%
Net income (loss)	$7,708	$938	721.7%	$(3,353)	$(1,689)	98.5%

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
Casino revenues
Slots	$27,896	$25,132	11.0%	$55,142	$72,418	(23.9)%
Table games	3,612	4,993	(27.7)%	7,437	13,281	(44.0)%
Other	402	519	(22.5)%	1,037	1,693	(38.7)%
	31,910	30,644	4.1%	63,616	87,392	(27.2)%

Non-casino revenues, net
Food and beverage	5,612	9,262	(39.4)%	14,596	26,783	(45.5)%
Hotel	2,511	3,077	(18.4)%	5,204	8,843	(41.2)%
Other	1,923	1,276	50.7%	3,904	3,398	14.9%
	10,046	13,615	(26.2)%	23,704	39,024	(39.3)%
Total revenues	$41,956	$44,259	(5.2)%	$87,320	$126,416	(30.9)%

The following discussion is based on our consolidated financial statements for the three- and nine-months ended September 30, 2020 and 2019. Because all of the Company’s operations were closed from mid-March 2020 through much of the second quarter of 2020, the comparisons for the nine-month periods are not particularly meaningful.

Revenues. Consolidated total revenues for the three-months ended September 30, 2020 were constrained by the requirements to maintain “social distancing” during the pandemic, including reductions in the number of slot machines we are permitted to operate, the number of people that we can accommodate at each table game, the seating capacity of our bars and restaurants, and restrictions on the types of food service we can offer. Consolidated total revenues for the nine-month periods ended September 30, 2020 decreased primarily due to temporary suspensions of operations at all of our properties, as mandated by state government orders in mid-March 2020 in response to COVID-19. The first of our properties reopened on May 21, 2020, and all of our properties had reopened by June 15, 2020. As a result, our revenues reflect the closure of our properties for approximately two to three months in the current nine-month period, as compared to the prior-year period which includes a full nine months of operations. Of note, “Other Non-casino Revenues” includes $0.7 million and $1.6 million of revenue related to our mobile sports operations for the three- and nine-month periods ended September 30, 2020, respectively. See “Recent Developments – Sports Wagering in Colorado and Indiana” for details.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses in the first half of 2020 decreased primarily due to the prolonged closures discussed above. This affected payroll and related expenses across all departments at the Company, as well as numerous volume-related costs, such as gaming taxes, device fees and our cost of the food and beverages served to guests. We also opted to significantly reduce our marketing expenses during the closure period, although some of such expenses, such as some contracted billboards, could not be reduced. Certain other costs continued despite the closures, thereby affecting income, including utility costs, real estate taxes, a much-limited payroll, much of our rent, and the costs to secure our properties and meet certain gaming regulatory requirements.

We chose to reopen our casinos, when permitted to do so, very cautiously, with limited hours of operation of many amenities and minimal staffing, as we were unsure as to the customer response. As the capacity of our restaurants was limited in order to ensure social distancing, we chose to eliminate certain promotions, like “2-for-1” buffets and a “$0.49 breakfast,” which were loss leaders, but could not be easily accommodated with our reduced restaurant capacity. We reduced the number of slot machines we operate, again to assure social distancing and, in some cases, as required to do so by the gaming authorities.  This resulted in reductions in certain taxes based on the number of machines, as well as the amounts we pay for certain leased games. We have been limited in terms of the numbers of people who can participate at each table game, again to ensure social distancing, and we offset this by increasing the minimum wagers on our table games so as to afford to pay the dealers and other required personnel with fewer people playing each game. Meanwhile, we expanded the number of stadium gaming and similar machines in the vicinity of our table games, to accommodate customers who may not want to play at higher table game minimums. We also used the closure period to revamp much of our marketing programs, particularly at Rising Star and Bronco Billy’s, which had recently installed new, state-of-the-art slot machine systems and therefore had much better marketing data than was available previously. The improved marketing data allowed us to focus our attention and benefits on our most important customers, while we were also able to identify groups of customers who had historically been receiving benefits that were not justified by their levels of play.

As a result, our operating expenses in the third quarter of 2020 declined significantly, much more so than our revenues.  This resulted in significant increases in income across our most important properties, as well as in our margins across all segments.

Operating expenses for the nine-month period ended September 30, 2020 reflect both the reductions from the pandemic period in the first half of the year and the planned cost efficiencies effected in the third quarter.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest cost (excluding loan fee amortization)	$2,269	$2,651	$7,141	$7,735
Amortization of debt issuance costs and discount	330	247	827	845
Change in fair value of interest rate cap agreement	—	8	—	90
Capitalized interest	(208)	(478)	(639)	(608)
	$2,391	$2,428	$7,329	$8,062

The decreases in interest expense for the three- and nine-month periods were primarily due to the decline in the three-month London Interbank Offered Rate (“LIBOR”), which affected the total interest rate due for the Notes.

Other Non-Operating Expenses, Net

For the three- and nine-month periods ended September 30, 2020, we had approximately $403,000 of other non-operating expenses and $1.2 million of other non-operating income from the fair value adjustment to our outstanding warrants, respectively, which is a non-cash item primarily related to changes in our stock price. Decreases in our share price result in decreases in the value of the warrants, causing non-cash income. Conversely, increases in our share price result in increases in the value of the warrants, causing non-cash expense.

Income Tax Expense. Our effective income tax rates were (1.2%) and 0.1% for the three- and nine-months ended September 30, 2020, respectively. We recorded a benefit of approximately $269,000 during the period ended September 30, 2020, as shown below. This benefit relates to the removal of a state deferred balance on indefinite-lived assets.

(In thousands)
	Three Months Ended	Nine Months Ended
Components of Income Tax	September 30, 2020	September 30, 2020
Income Tax Expense	$176	$267
Income Tax Benefit	(269)	(269)
Income Tax Benefit, net	$(93)	$(2)

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2020 results. Tax losses incurred in 2020 may offset taxable income in future years. However, because of the level of uncertainty regarding sufficient prospective income, we currently maintain a valuation allowance against our remaining deferred tax assets.

Operating Results – Reportable Segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper, Bronco Billy’s and Rising Star are distinct segments. Our Rising Star segment includes ferry boat operations between Indiana and Kentucky, and our Bronco Billy’s segment includes the former Christmas Casino and the Christmas Inn, both located near Bronco Billy’s in Cripple Creek, Colorado.

The following table presents detail by segment of our consolidated total revenue and Adjusted EBITDA; see “Non-GAAP Financial Measure” for additional information. Additionally, management uses Adjusted Property EBITDA as the measure of segment profit in accordance with GAAP.

(In thousands)	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2020	2019	Change	2020	2019	Change
Total revenues
Silver Slipper Casino and Hotel	$19,966	$18,066	10.5%	$44,181	$56,238	(21.4)%
Rising Star Casino Resort(1)	9,967	11,735	(15.1)%	20,225	34,202	(40.9)%
Bronco Billy's Casino and Hotel(1)	7,910	8,114	(2.5)%	14,607	21,431	(31.8)%
Northern Nevada Casinos	4,113	6,344	(35.2)%	8,307	14,545	(42.9)%
	$41,956	$44,259	(5.2)%	$87,320	$126,416	(30.9)%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$6,495	$3,009	115.9%	$9,526	$10,448	(8.8)%
Rising Star Casino Resort(1)	2,436	156	1,461.5%	348	1,163	(70.1)%
Bronco Billy's Casino and Hotel(1)	3,393	1,582	114.5%	2,798	3,074	(9.0)%
Northern Nevada Casinos	1,032	2,108	(51.0)%	79	2,516	(96.9)%
Adjusted Property EBITDA	13,356	6,855	94.8%	12,751	17,201	(25.9)%
Corporate	(870)	(1,064)	(18.2)%	(2,899)	(3,582)	(19.1)%
Adjusted EBITDA	$12,486	$5,791	115.6%	$9,852	$13,619	(27.7)%

(1) Includes amounts related to the property’s contracted sports revenue in 2020.

Silver Slipper Casino and Hotel

Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020, until we were permitted to reopen on May 21, 2020. During the shutdown period, we reexamined our staff levels company-wide and we chose to reopen conservatively in terms of amenities and hours of operations.

For the three-months ended September 30, 2020, total revenues increased by 10.5%, primarily due to improvements in casino revenues, which increased by 30.4%. Revenues increased despite pandemic-related business constraints and an active hurricane season, which resulted in several brief closures of the property, more so than occurred in the prior-year period. Slot revenue rose 34.0% due to increased coin-in with a relatively flat hold percentage. Table games revenue rose by 26.3% due to a 5.3 percentage point increase in the table games hold percentage, though table games drop declined, in part, due to reduced operating hours and limitations on the number of available table positions. Other casino revenues declined by $101,000, reflecting a lack of meaningful sports book operations until mid-July 2020 and the discontinuation of live keno; the prior-year period reflects a normal quarter of sports wagering activity and keno operations.

For the nine-months ended September 30, 2020, total revenues decreased by 21.4%, primarily due to approximately two months of closure related to COVID-19. Casino revenue decreased by 14.5%, reflecting the extended closure period.

Non-casino revenue decreased by 18.4% and 32.6% for the three- and nine-month periods ended September 30, 2020, respectively, due to impacts of the casino closure and limited operations upon our reopening. The majority of our non-casino revenue is from our food and beverage outlets. Food and beverage revenues declined by 25.5% and 35.6% for the respective three- and nine-month periods ended September 30, 2020, due to fewer buffet covers following protocols for socially-distanced tables, the elimination of certain buffet promotions, and the decision to not initially reopen the Oyster Bar, which could not be operated efficiently while maintaining proper social distancing. Hotel revenues increased 3.0% for the three-months ended September 30, 2020, with an increase in hotel occupancy offsetting lower average daily room rates. The nine-month period ended September 30, 2020 reflects the approximately two-month closure of the hotel during the height of the pandemic. Total occupied room-nights increased by 4.7% to 10,629 room-nights for the third quarter of 2020, and decreased by 25.0% to 23,232 room-nights for the nine-months ended September 30, 2020.

Adjusted Property EBITDA for the three-month period ended September 30, 2020 increased by 115.9%, while the nine-month period decreased by 8.8% due to the closure earlier in the year. Adjusted Property EBITDA for the three months ended September 30, 2020 was driven by a combination of increases in casino revenues, which saw benefits from our casino remodeling that was completed in mid-2019, and our focus on controlling costs. Such efforts included reducing staff, decreasing marketing expenses, cancelling free entertainment acts to comply with social distancing limitations on gatherings, and postponing the reopening of certain amenities, such as the Oyster Bar, or limiting their hours of operation. Volume-related costs were also lower, such as lower food costs at the buffet, due to fewer covers in light of capacity constraints.

Rising Star Casino Resort

Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020 until we were permitted to reopen on June 15, 2020. During the shutdown period, we reexamined our staff levels company-wide and we chose to reopen conservatively in terms of amenities and hours of operations.

For the quarter and year-to-date periods, total revenues (excluding contractual minimums related to the property’s sports revenue agreements of $0.4 million and $1.2 million for the respective three- and nine-months ended September 30, 2020) decreased by $2.2 million and $15.2 million for the same periods ended September 30, 2020. This decrease was due to lower business volumes, primarily due to the impacts of COVID-19, as well as an increase in competition. A competitor near Louisville opened a large new casino in mid-December, replacing its original casino boat. Additionally, on January 1, 2020, racetrack casinos near Indianapolis began offering live table games. Casino revenue decreased by 7.0% and 37.8% for the respective three- and nine-months ended September 30, 2020. Food and beverage revenues decreased by 59.6% and 63.6% for the same periods ended September 30, 2020, reflecting the continued closure of Rising Star’s buffet operations and limited operating hours for its other restaurants since permitted to reopen. Hotel revenues also decreased for the three- and nine-month periods due to lower occupancy. Total occupied room-nights decreased 33.1% to 14,798 for the third quarter of 2020, and decreased 56.3% to 27,262 for the nine-months ended September 30, 2020.

Adjusted Property EBITDA (excluding contractual minimums related to the property’s sports revenue agreements of $0.4 million and $1.2 million for the respective three- and nine-months ended September 30, 2020) increased by $1.9 million and decreased by $2.0 million for the same respective periods ended September 30, 2020. The increase for the three-month period was due to a focus on labor efficiencies throughout the property, with operating hours for table games and food and beverage outlets more appropriately matched to the demand for such services, as well as the launch of an improved loyalty program in June 2020. Also, a significant mass marketing campaign during the third quarter of 2019 that proved to be unsuccessful was absent in 2020. The nine-month period decrease was due primarily to the prolonged property closure, offsetting improvements in the third quarter.

Including the contracted sports revenues, revenues and Adjusted Property EBITDA for the third quarter of 2020 were $10.0 million and $2.4 million, respectively. For the nine-month period, such amounts were $20.2 million and $0.3 million, respectively. Currently, only one of our three contracted sports wagering websites is operating in Indiana. The remaining two sports wagering websites are expected to commence operations in the coming months. When all three websites have commenced operations in Indiana, our sports wagering revenue, based on the contractual minimums, should total at least $3.5 million on an annualized basis with few related expenses. Accordingly, we expect that almost all of this amount will be reflected in Adjusted Property EBITDA and operating income.

In 2019, the Indiana legislature approved a reduction in certain gaming taxes that benefits Rising Star, beginning on July 1, 2021.

Bronco Billy’s Casino and Hotel

Pursuant to state government orders, we temporarily closed Bronco Billy’s on March 17, 2020 until we were permitted by governing authorities to reopen on June 15, 2020. During the shutdown period, we reexamined our staff levels company-wide and we chose to reopen conservatively in terms of amenities and hours of operations.

For the three- and nine-months ended September 30, 2020, total revenues (excluding contractual minimums related to the property’s sports revenue agreements of $0.3 million and $0.4 million for the respective three- and nine-months ended September 30, 2020) decreased by $0.5 million and $7.2 million, respectively, due to the mandated closure of our casino for approximately three months and business limitations designed to maintain social distancing, including the continued shutdown of all table games at the property and a steep reduction in the number of slot machines being operated. Casino revenues in the third quarter of 2020 increased by 6.7%, reflecting a 15.4% increase in slot revenue due to a 1.0 percentage point increase in the slot hold percentage. We did not have any table games revenue during the third quarter of 2020, as table games are not yet allowed to resume operations in Cripple Creek. For the nine-month period, casino revenues declined 28.3% due to the property’s temporary closure. Food and beverage revenues decreased by 62.4% and 59.6% for the respective three- and nine-months ended September 30, 2020 due to the closure, limitations on seating, fewer available food outlets upon reopening, and reduced operating hours. Hotel revenues decreased by 31.0% and 38.4% for the same respective periods, reflecting limited hotel room availability.

Adjusted Property EBITDA (excluding contractual minimums related to the property’s sports revenue agreements) nearly doubled to $3.1 million for the third quarter of 2020 from $1.6 million in the prior-year period. Expenses during the period were lower due to operational changes, labor controls, more efficient marketing due to improved analytics from Bronco Billy’s new slot marketing system, and decreases in food costs and device fees/taxes. Additionally, Bronco Billy’s had a $424,000 benefit in the third quarter of 2020 from the elimination of point redemption liabilities that accrued under the property’s prior loyalty program. For the nine-month period ended September 30, 2020, Adjusted Property EBITDA decreased by $0.6 million due to the approximately three-month closure, offsetting the improvements in the third quarter.

Bronco Billy’s also benefited from reduced operations of the Christmas Casino, which was a satellite casino that the property opened in November 2018. The Christmas Casino helped to modestly increase our overall revenues in Colorado in 2019, but the increase was insufficient to offset the additional operating costs. We sharply reduced the operating hours of the Christmas Casino following the pandemic closure period, but kept it open for limited hours on weekends so as to safeguard the continuity of the gaming license. We completed the closure of the Christmas Casino in September 2020, after the Colorado Limited Gaming Control Commission approved the reabsorption of the Christmas Casino license back into Bronco Billy’s main casino operations.

Including the contracted sports revenues, revenues and Adjusted Property EBITDA for the third quarter of 2020 were $7.9 million and $3.4 million, respectively. For the nine-month period, such amounts were $14.6 million and $2.8 million, respectively. These figures reflect the launch of one of our three contracted online/mobile sports wagering websites in Colorado on June 4, 2020. The remaining two online/mobile sports wagering websites are expected to commence operations in Colorado in the coming months, subject to the receipt of customary regulatory approvals. Similar to Indiana, when all three of our contracted sports wagering websites have commenced operations in Colorado, our sports wagering revenue, based on the contractual minimums, should total at least $3.5 million on an annualized basis with few related expenses. Accordingly, we expect that almost all of this amount will be reflected in Adjusted Property EBITDA and operating income. We also launched an on-site sportsbook at Bronco Billy’s in September 2020.

The market in Cripple Creek is seasonal, favoring the summer months.

Northern Nevada

The Northern Nevada segment consists of the Grand Lodge and Stockman’s casinos and is historically the smallest of the Company’s segments. Our Northern Nevada operations have historically been seasonal, with the summer and winter months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as the Grand Lodge Casino is located near several major ski resorts. Normally, we benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas. There are likely to be pandemic-related restrictions at the nearby ski resorts in the upcoming ski season and we are unsure how this might affect our business.

Pursuant to state government orders on March 17, 2020, we temporarily closed both Grand Lodge Casino and Stockman’s Casino until we were permitted to reopen on June 4, 2020. Similar to our other properties, a focus on operational improvements and staffing levels positively improved expenses, but not enough to overcome pandemic-related revenue declines.

For the three- and nine-months ended September 30, 2020, total revenues decreased by 35.2% and 42.9%, respectively, reflecting nearly three months of required casino closures throughout the state and pandemic-related declines in the number of guests visiting our two casinos. For example, the hotel that houses Grand Lodge Casino relies, in part, on destination travel and convention business, which we believe have been adversely affected due to a reluctance by some guests to travel via airplanes or to attend group functions during the current pandemic. Grand Lodge’s customer base also includes the local community, which has been less affected by the pandemic. Meanwhile, Stockman’s Casino is located in Fallon, Nevada, near a large Naval Air Station. The Navy has restricted much of its personnel from leaving the base station during the current pandemic, resulting in guest volume declines at Stockman’s Casino.

Accordingly, casino revenues decreased by 32.7% and 41.3% for the respective three- and nine-months ended September 30, 2020 due to business restrictions that resulted in lower guest counts at both properties. While we resumed table games operations starting in the third quarter of 2020 at Grand Lodge Casino, such operations remain closed at Stockman’s Casino. Slot volumes at Grand Lodge Casino and Stockman’s Casino declined 22.6% and 28.1%, respectively, during the third quarter of 2020.  Food and beverage revenue at Stockman’s Casino decreased by $0.3 million and $0.9 million for the respective three- and nine-months ended September 30, 2020.

Adjusted Property EBITDA for the three- and nine-month periods ended September 30, 2020 decreased by about $1.1 million and $2.4 million respectively, due primarily to the effects of the state-mandated closure of casinos and the continuing constraints of safety protocols. Management’s decision to not reopen table games during the third quarter of 2020 at Stockman’s Casino – which requires significantly higher labor levels than our slot operations – helped to meaningfully reduce labor expense during the quarter and nine-month period at Stockman’s Casino. As a result, the impact of lower casino revenues for the three- and nine-month periods ended September 30, 2020 was partially offset by the reduction in labor, helping to mitigate the overall decline in Adjusted Property EBITDA.

Corporate

Corporate expenses for the three- and nine-month periods ended September 30, 2020 decreased by 18.2% and 19.1%, respectively, primarily due to decreases in professional fees, payroll and related expenses, implementation of corporate services allocations to casino properties starting in April 2020, and to a lesser extent, a reduction in taxes and travel expenses. During the period that our casinos were closed, we temporarily reduced our corporate staff to a small group of necessary employees.

In April 2020, we began allocating certain costs to the properties, consistent with most public casino companies. Previously, such costs were carried at the corporate level. In the third quarter of 2020, a total of $243,000 was allocated, consisting of $90,000 of additional costs at Silver Slipper, $46,000 at Bronco Billy’s, $59,000 at Rising Star and $48,000 for Northern Nevada. The allocations were based on total annual revenue in 2019. Management believes that such allocations are appropriate and that they make our financial results more comparable to other casino companies.

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

The following table presents a reconciliation of net income (loss) and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$7,708	$938	$(3,353)	$(1,689)
Income tax (benefit) provision	(93)	(234)	(2)	51
Interest expense, net of amounts capitalized	2,391	2,428	7,329	8,062
Adjustment to fair value of warrants	403	262	(1,159)	161
Operating income	10,409	3,394	2,815	6,585
Project development costs	108	228	423	503
Depreciation and amortization	1,848	2,089	5,868	6,263
Loss on disposal of assets, net	—	10	439	5
Stock-based compensation	121	70	307	263
Adjusted EBITDA	$12,486	$5,791	$9,852	$13,619

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2020
(In thousands)

					Adjusted
					Property
	Operating	Depreciation	Project	Stock-	EBITDA and
	Income	and	Development	Based	Adjusted
	(Loss)	Amortization	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$5,793	$702	$—	$—	$6,495
Rising Star Casino Resort	1,817	619	—	—	2,436
Bronco Billy's Casino and Hotel	3,048	345	—	—	3,393
Northern Nevada Casinos	888	144	—	—	1,032
	11,546	1,810	—	—	13,356
Other operations
Corporate	(1,137)	38	108	121	(870)
	$10,409	$1,848	$108	$121	$12,486

Three Months Ended September 30, 2019
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$2,119	$883	$7	$—	$—	$3,009
Rising Star Casino Resort	(445)	601	—	—	—	156
Bronco Billy's Casino and Hotel	1,156	423	3	—	—	1,582
Northern Nevada Casinos	1,964	144	—	—	—	2,108
	4,794	2,051	10	—	—	6,855
Other operations
Corporate	(1,400)	38	—	228	70	(1,064)
	$3,394	$2,089	$10	$228	$70	$5,791

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended September 30, 2020 and 2019 included facility rents related to: (i) Silver Slipper of $0.5 million during 2020 and $0.4 million during 2019, (ii) Northern Nevada of $0.4 million during 2020 and $0.5 million during 2019, and (iii) Bronco Billy’s of $0.2 million for both periods.

For the Nine Months Ended September 30, 2020
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$7,180	$2,346	$—	$—	$—	$9,526
Rising Star Casino Resort	(1,509)	1,857	—	—	—	348
Bronco Billy's Casino and Hotel	1,685	1,109	4	—	—	2,798
Northern Nevada Casinos	(797)	441	435	—	—	79
	6,559	5,753	439	—	—	12,751
Other operations
Corporate	(3,744)	115	—	423	307	(2,899)
	$2,815	$5,868	$439	$423	$307	$9,852

For the Nine Months Ended September 30, 2019
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$7,844	$2,599	$5	$—	$—	$10,448
Rising Star Casino Resort	(637)	1,800	—	—	—	1,163
Bronco Billy's Casino and Hotel	1,770	1,304	—	—	—	3,074
Northern Nevada Casinos	2,070	446	—	—	—	2,516
	11,047	6,149	5	—	—	17,201
Other operations
Corporate	(4,462)	114	—	503	263	(3,582)
	$6,585	$6,263	$5	$503	$263	$13,619

Operating expenses deducted to arrive at operating income (loss) in the above tables for the nine-month period ended September 30, 2020 and 2019 included facility rents related to: (i) Silver Slipper of $1.2 million during 2020 and $1.3 million during 2019, (ii) Northern Nevada of $1.4 million for both periods, and (iii) Bronco Billy’s of $0.5 million for both periods.

Liquidity and Capital Resources

Cash Flows and COVID-19 Impact

As of September 30, 2020, we had $34.0 million of unrestricted cash and equivalents. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages. In our efforts to preserve liquidity, we halted construction work on our planned parking garage at Bronco Billy’s, on which we had just begun construction. Whether or not we will be able to complete the parking garage in the near future will depend on the operating results of our casinos over the coming months, as well as the capital markets that might be available to us at some future date.

In May 2020, we received approximately $5.6 million of loan proceeds under the CARES Act. At that time, we were unsure as to the potential length of the closure period, the operating restrictions under which we might be allowed to reopen, and the response that our customers would have to the situation and those operating restrictions. Capital was otherwise generally not available to us at the time. Two of our subsidiaries, one in Colorado and one in Indiana, qualified under the Payroll Protection Plan aspect of the CARES Act and utilized the proceeds of such loans to put employees back to work and to pay certain other costs, such as utilities, as was permitted under the CARES Act.

Our casinos are our primary sources of income and operating cash flows, and they were closed for approximately three months as a result of COVID-19. We currently believe that we have sufficient liquidity and resources to fund our operations through the generation of cash by our reopened properties (including in the third quarter of 2020), and our current cash balances. However, there can be no assurance that our reopened casinos will be able to continue to be open, given the ongoing pandemic, or that they will continue to generate sufficient cash flow to enable us to pay our indebtedness or fund our other liquidity needs. We used the shutdown period to reexamine our staffing levels company-wide, and we chose to reopen our properties conservatively in terms of amenities and hours of operation, given the uncertainties created by the pandemic. As a result, despite significant constraints on our operations in order to ensure social distancing and address appropriate health and safety concerns, operating profits improved over the prior-year period since the full reopening of our company in June 2020. We elected to defer one-third of management salaries until the reopening of at least four of our casinos, including Silver Slipper Casino and Hotel, and recently ended these salary deferrals in August 2020, although deferred amounts remain outstanding. Note that the pandemic has resulted in additional expenditures, such as additional costs to sanitize equipment between guests, to police social distancing, and to provide masks and other protective equipment to employees and guests.

Because of the length of the look-forward period and the substantial items that are outside of its control, and despite its intent and best efforts to overcome the challenges in the current environment, management concluded that there is substantial doubt as to our ability to continue as a going concern, particularly if rising levels of COVID-19 cases result in additional closures of some or all of the our casinos. We are attempting to continue to mitigate the impacts of COVID-19, although there can be no certainty that we will be able to continue to do so.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the nine months ended September 30, 2020 was $2.9 million, compared to cash provided by operations of $5.7 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2020 and 2019 periods, our operating cash flows decreased primarily due to the business interruption from the COVID-19 pandemic. As discussed above, all of the Company’s casinos were closed for approximately three months beginning in mid-March 2020, and various state mandates continue to impact the Company’s ability to fully resume business operations. Since reopening, our properties have performed well overall when compared to similar months in prior years, including 2019.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine months ended September 30, 2020 was $1.9 million, which primarily related to the garage construction at Bronco Billy’s that was suspended in March 2020 amidst the COVID-19 pandemic. Cash used in investing activities during the prior-year period was $6.2 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the potential expansion at Bronco Billy’s, the remodeling of the Silver Slipper casino and the renovation of the Stockman’s Steakhouse.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the nine months ended September 30, 2020 was $3.1 million, compared to cash provided by financing activities of $7.7 million in the prior-year period. Comparing the 2020 and 2019 periods, we received proceeds totaling $5.6 million related to unsecured loans under the CARES Act in 2020 and we issued an additional $10 million of Notes in May 2019, offset in both periods by principal payments on the Notes and the finance lease at Rising Star.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to potential future capital expenditures. Our principal debt matures in February 2024. We anticipate refinancing this debt prior to its maturity, as we are unlikely to generate sufficient cash flow in the interim to completely repay these obligations. Certain planned capital expenditures designed to grow the Company, if pursued, would likely require additional financing, including perhaps the issuance of additional debt and potentially some form of equity financing, if available at such time. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or access the capital markets, including as a result of COVID-19, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, obtaining additional equity financing, or borrowing at higher costs of capital. See “Bronco Billy’s Expansion Suspended and Colorado Referendum” for measures that have been implemented as a result of COVID-19.

Long-term Debt. As discussed above in the “Executive Overview,” we executed the Waivers and Amendments in April, August and November 2020 to amend the Indenture governing the Notes, which included an amendment to waive or delete our total leverage covenant requirement for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020, among other items.

On February 2, 2018, we issued $100 million of Notes and, as noted, on May 10, 2019, we issued an additional $10 million of Notes. The Notes are collateralized by substantially all of our assets and are guaranteed by all of our material subsidiaries. The Notes bear interest at the greater of the three-month LIBOR or 1.0%, plus a margin rate of 7.0 percentage points. The Indenture governing the Notes provides for a 50 basis point interest premium if Mr. Lee reduces his equity interests by 50% or more while serving as our CEO. Mr. Lee has no current intention to sell any shares. Interest on the Notes is payable quarterly in arrears, on March 31, June 30, September 30 and December 31 of each year until the Notes mature on February 2, 2024. On each interest payment date (as amended), we are required to make principal payments of $275,000 with a balloon payment for the remaining $103.5 million due upon maturity. As of September 30, 2020, the total balance of the Notes was $107.1 million and the current interest rate is 8.00%. Mandatory prepayments of the Notes will be required upon the occurrence of certain events, including sales of certain assets. We may redeem the Notes, in whole or in part, at any time at the applicable redemption price plus accrued and unpaid interest. The redemption price (as amended) is currently 101.9% through February 1, 2021, then 100.9% through February 1, 2022, and 100.4% thereafter.

The Indenture governing the Notes contains customary representations and warranties, events of default, and positive and negative covenants. We are required to maintain financial covenants, including a total leverage ratio, which measures Consolidated EBITDA (as defined in the Indenture) against outstanding debt. For the period ending December 31, 2020, the total leverage ratio maximum is 5.50x. As discussed above, we amended the Indenture to waive or delete the total leverage covenant as of March 31, 2020, June 30, 2020 and September 30, 2020, and waived certain other covenants under the Indenture, reflecting the effects of the temporary closure of our properties due to the pandemic. At current business levels, we may or may not need to amend the total leverage covenant for the fourth and subsequent quarters, despite the fact that the trailing twelve-month measures will continue to reflect the pandemic closure period. If needed, however, there is no guarantee that we will be successful in obtaining such amendments or waivers, in which case we may not be able to comply with such covenants in future periods. See Note 5 to the accompanying consolidated financial statements for more information about our Indenture governing the Notes.

Unsecured Loans Under the CARES Act. In May 2020, we received approximately $5.6 million of total loan proceeds under the CARES Act for our wholly-owned subsidiaries at Bronco Billy’s and Rising Star. Such funds were principally used, in accordance with the CARES Act, to rehire several hundred employees in advance of, and subsequent to, their reopenings in mid-June. These loans have a 1.0% interest rate and were originally due to mature in May 2022.

Recently-passed legislation extended the original maturity dates to May 2025. Monthly principal and interest payments are now deferred for 15 months. Beginning in September 2021, we are required to make monthly payments of principal and interest to the lender totaling $128,557. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses, including primarily the payroll and health benefits of employees who might otherwise have been without jobs or health benefits. We believe that we will fully use such proceeds for these eligible expenses in the allowed 24-week time period. There is no certainty, however, that any or all of such loans will be forgiven.

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

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino contains an option for Hyatt to purchase our leasehold interest and related casino operating assets. See Note 3 to the accompanying consolidated financial statements for further information.

Capital Investments. In addition to normal maintenance capital expenditures, we made significant capital investments through March 31, 2020, but have curtailed making any significant additional capital investments during the remainder of 2020 until we have a better understanding of the continuing COVID-19 pandemic.

Bronco Billy’s. As discussed above in the “Executive Overview,” we acquired the Imperial Hotel in June 2018, along with other nearby parcels of land, and leased the Imperial Casino in August 2018, all with the intent of potentially expanding Bronco Billy’s. In late 2019 and early 2020, we began construction on certain aspects of such expansion, but suspended construction in March 2020 in light of the COVID-19 pandemic. Whether or not we will be able to resume construction in the near future will depend on the operating results of our casinos over the coming months, as well as the capital markets that might be available to us at some future date and certain other issues.

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

Forward-Looking Statements

This Quarterly Report on Form 10 Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for which the Private Securities Litigation Reform Act of

1995 provides a safe harbor. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions. They are not historical facts and are typically identified by the use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty.”  Specifically, this Quarterly Report on Form 10 Q contains forward-looking statements relating to (i) our expectations regarding our growth strategies; (ii) the impact of the COVID-19 pandemic on our business operations and financial condition; (iii) our expectations regarding the intended use and the potential forgiveness of loans received under the CARES Act; (iv) our development and expansion plans, including our currently suspended expansion plans for Bronco Billy’s, our budget and ability to obtain financing for such expansion and the timing for commencement (or recommencement in the case of Phase One) or completion of each phase of such expansion; (v) our investments in capital improvements and other projects; (vi) our sports wagering agreements, including expected revenues and expenses, duration of terms and expected timing for launch and commencement of the remaining four sports betting websites by our contracting parties in Indiana and Colorado; (vii) our expectations regarding the Waukegan proposal; (viii) our expectations regarding the impact of the elimination of betting maximums and approval of additional table games in Colorado; (ix) our ability to use our CARES Act loan proceeds for eligible expense in the permitted time period; (x) our expectations regarding new marketing plans and new labor expense plans that were implemented upon our casino reopenings and our beliefs regarding the benefit of such plans to the properties’ long-term expense structure; (xi) our estimated operating requirements, including as a result of the impact of COVID-19; (xii) our belief that we have sufficient liquidity and resources to fund our reopened operations; (xiii) our expectations regarding improvements as a result of the new slot systems at Rising Star and Bronco Billy’s; (xiv) our intention to focus on improving our operating margins; (xv) anticipated expenditures as a result of COVID-19; (xvi) our beliefs regarding the adequacy of our insurance; (xvii) our expectations regarding the outcome of legal matters and the impact of recently-issued accounting standards; and (xviii) our estimates and expectations regarding certain accounting and tax matters, including estimated savings as a result of the new gaming tax schedule, among others.

Various matters may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following risks, uncertainties and other factors:

●	our ability to repay our substantial indebtedness;
●	our ability to continue to comply with the covenants and terms of the Indenture or to obtain future waivers or amendments from the lenders;
●	the adverse impact of the COVID-19 pandemic on our business, constructions projects, financial condition and operating results, including on our ability to continue as a going concern;
●	actions by government officials at the federal, state or local level with respect to steps to be taken, including, without limitation, additional temporary shutdowns, travel restrictions, social distancing and shelter-in place orders, in connection with the COVID-19 pandemic;
●	our ability to effectively manage and control expenses during temporary or extended shutdown periods;
●	the impact of temporary or extended shutdowns on our ability to maintain compliance with the terms and conditions of our indenture and other material contracts;
●	changes in guest visitation or spending patterns due to COVID-19 or other health or other concerns, including a decrease in overall demand after the initial spike following the reopening of our casinos;
●	the impact of social distancing requirements and other health and safety protocols implemented at our properties, including a reduction in our operating margins (or negative operating margins);

●	potentially uninsurable liability exposure to customers and staff should they become (or allege that they have become) infected with COVID-19 while at one of our resorts;
●	unwillingness of employees to report to work due to the adverse effects of the COVID-19 pandemic or to otherwise conduct work under any revised work environment protocols;
●	the potential of increases in state and federal taxation to address budgetary and other impacts of the COVID-19 pandemic;
●	the potential of increased regulatory and other burdens to address the direct and indirect impacts of the COVID-19 pandemic
●	a continuing inability of the global response to contain the COVID-19 pandemic or to develop an effective vaccine or a rebound of the virus;
●	our ability to maintain strong relationships with our regulators, employees, lenders, suppliers, customers, insurance carriers, and other stakeholders;
●	our ability to successfully implement social distancing and other safety measures and to protect our workforce and guests upon the reopening of our casinos;
●	changes by the SBA or other governmental authorities regarding the CARES Act, loan programs established under the CARES Act, or related administrative matters;
●	our ability to comply with the terms of the loans and the CARES Act and to use the loans in a manner that results in forgiveness of some or all of the loans;
●	the availability of forgiveness of the loans under the CARES Act in whole or in part;
●	the inability to obtain financing upon reasonable terms or at all (including for projects such as the Bronco Billy’s expansion or the Waukegan proposal) or, if applicable, our inability to negotiate definitive agreements in accordance with the terms of the commitment letter related to the Waukegan proposal;
●	the impact of any uninsured losses;
●	disruptions in our supply chain;
●	disruptions or shortages in our labor supply;
●	the adverse impact of cancellations and/or postponements of hotel stays, live entertainment events and small meeting groups on our business, market position, growth, financial condition and operating results.
●	changes in guest visitation or spending patterns due to health or other concerns;
●	substantial dilution related to our outstanding stock warrants and options;
●	implementation of our growth strategies, including the Bronco Billy’s expansion, capital investments and potential acquisitions;
●	risks related to development and construction activities (including disputes with and defaults by contractors and subcontractors; construction, equipment or staffing problems; shortages of materials or skilled labor; environment, health and safety issues; and unanticipated cost increases);

●	risks related to entering into sports betting operations, including our ability to establish and maintain relationships with key partners or vendors, the ability and/or willingness of our sports wagering providers to sustain sports betting operations should they experience an extended period of unprofitability, and the ability to replace existing partners or vendors on similar terms as our existing contractual minimums;
●	our ability to successfully implement our sports betting operations in the anticipated time frame and to accurately forecast its impact on our cash flows;
●	risks related to entering into the sports wagering agreements, including the ability of the parties to perform their obligations under the respective agreements;
●	the impact that any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates, may have on our LIBOR-based debt instruments such as our senior secured notes;
●	commerciality of our ferry boat service and risks associated with ferry boat operations;
●	our ability to successfully integrate acquisitions;
●	the development and success of our expansion projects and the financial performance of completed projects;
●	some of our casinos being on leased property, which leases are subject to early termination in the event of a default;
●	changes to anticipated trends in the gaming industries;
●	changes in patron demographics;
●	general market and economic conditions including, but not limited to, the effects of housing and energy conditions on the economy in general and on the gaming and lodging industries in particular;
●	our ability to access capital and credit upon reasonable terms, including our ability to finance future business requirements and to repay or refinance debt as it matures;
●	our dependence on key personnel;
●	our ability and the cost to hire, motivate and retain employees during periods with a competitive labor environment and, in some jurisdictions, increases in minimum wages;
●	availability of adequate levels of insurance;
●	changes to federal, state, and local taxation and tax rates, and gaming, health and safety and environmental laws, regulations and legislation;
●	any violations of the anti-money laundering laws;
●	cyber-security risks, including misappropriation of customer information or other breaches of information security;
●	our ability to obtain and maintain gaming and other licenses, and obtain entitlements and other regulatory approvals for projects;
●	the impact of severe weather;

●	lack of alternative routes to certain of our properties;
●	the competitive environment, including increased competition in our target market areas;
●	the outcome of litigation matters;
●	marine transportation risks, including disasters, accidents, damage, injury, death and spills;
●	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements;
●	the scale, speed and effectiveness that the parties with which we have contracted will introduce and market their respective sports wagering services in Indiana and Colorado;
●	the potential for any of the parties with which we have contracted for sports wagering to terminate their agreements prior to the expiration of their term (such as through bankruptcy, sustained unprofitability of their online/mobile operations, a court ruling that overturns the legality of sports wagering in Indiana or Colorado, or, in some cases, their purchase of a physical casino in Indiana or Colorado with a competing online/mobile sports wagering application, subject to an extended non-compete period), and our ability to replace such party with another third-party on similar financial terms and in a timely manner; and
●	other factors described from time to time in this and our other SEC filings and reports.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2020, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On November 6, 2020, the Company executed the Fifth Amendment dated as of November 6, 2020 to amend the Indenture to the Notes. Reflecting the continuing impact on the Company’s business operations due to the ongoing COVID-19 pandemic, the Fifth Amendment deleted the total leverage ratio covenant as of September 30, 2020. The Company paid an amendment fee of 1.00%, or approximately $1.07 million, to the holders of its Notes, based on the outstanding balance of the aggregate principal amount as of the amendment date.

The Notes are collateralized by substantially all of the Company’s assets and are guaranteed by all of its material subsidiaries.

The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the copy of the Fifth Amendment attached as Exhibit 4.2 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1

Second Amended and Restated Bylaws of Full House Resorts, Inc., effective July 1, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 2, 2020).

4.1

Waiver and Fourth Amendment to Indenture, dated as of August 12, 2020, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein) (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on August 13, 2020).

4.2*	Fifth Amendment to Indenture, dated as of November 6, 2020, by and among Full House Resorts, Inc., Wilmington Trust, National Association and the Guarantors (as named therein).
10.1*	Addendum A to Promissory Note, effective as of September 22, 2020 by Gaming Entertainment (Indiana) LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank.
10.2*	Addendum A to Promissory Note, effective as of September 22, 2020 by FHR-Colorado LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank.
10.3

Fifth Amendment to Casino Operations Lease dated July 31, 2020 by and between Hyatt Equities, L.L.C., as landlord, and Gaming Entertainment (Nevada) LLC, as tenant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on August 13, 2020).

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

FULL HOUSE RESORTS, INC.

Date: November 6, 2020	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 6, 2020	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)