Form 10-K
period 2020-12-31
FULL HOUSE RESORTS INC
filed 2021-03-12
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2020
◻	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻	Emerging growth company	☐
Non-accelerated filer	☑	Smaller reporting company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), was: $33.4 million. As of March 10, 2021, there were 27,124,292 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2021, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020.

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

The following table presents selected information concerning our casino resort properties as of December 31, 2020:

Property	Location
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Cripple Creek Casino and Hotel Project (under construction)	Cripple Creek, CO (near Colorado Springs)

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s Casino and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper Casino and Hotel, Bronco Billy’s Casino and Hotel, and Rising Star Casino Resort are currently distinct segments. Results related to our sports wagering agreements in Colorado are included in the Bronco Billy’s Casino and Hotel segment, and results related to our sports wagering agreements in Indiana are included in the Rising Star Casino Resort segment. Our corporate headquarters is in Las Vegas, Nevada.

Our mission is to maximize stockholder value. We seek to increase revenues by providing our customers with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include nearby residents who represent a high potential for repeat visits, along with drive-in tourist patrons. We continuously focus on improving the operating margins of our existing properties through a combination of revenue growth and expense management efforts. The casino resort industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance and certain growth-related capital expenditures. We also continually assess the potential impact of growth and development opportunities, including capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

Our casino properties generally operate 24 hours each day, 365 days per year. We also operate the hotel, food and beverage, and other on-site operations at Silver Slipper Casino and Hotel (“Silver Slipper”), Bronco Billy’s Casino and Hotel (“Bronco Billy’s”), Rising Star Casino Resort (“Rising Star”) and Stockman’s Casino (“Stockman’s”), as well as a golf course, recreational vehicle (RV) park and ferry service at Rising Star and an RV park at Silver Slipper. At Grand Lodge Casino (“Grand Lodge”), the adjoining hotel and the food and beverage outlets are managed by Hyatt Regency Lake Tahoe Resort, Spa and Casino (“Hyatt Lake Tahoe”).

Operating Properties

Silver Slipper Casino and Hotel

The Silver Slipper is the western-most casino on the Mississippi Gulf Coast, midway between Biloxi, Mississippi and New Orleans, Louisiana. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. Its customers are primarily from communities in southwestern Mississippi and southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas. In addition to its large, modern casino, the Silver Slipper includes 129 hotel rooms or suites, an on-site sportsbook, a fine-dining restaurant, a buffet, a quick-service restaurant, an oyster bar, a casino bar and a beachfront pool and bar. The Silver Slipper currently generates the most revenue and operating income of any of our properties.

The primary lease for the Silver Slipper includes approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of marshlands. The lease term ends in April 2058. From April 1, 2022 through October 1, 2027, we have the option to buy out the lease, but have yet to make such determination.

We also manage a nearby 37-space beachfront RV park under a management contract, which expires on March 31, 2025, unless canceled by either party with prior notice of 180 days.

Bronco Billy’s Casino and Hotel

Bronco Billy’s is located in Cripple Creek, Colorado, a historical gold mining town located approximately one hour southwest of Colorado Springs and two hours from Denver. Its customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately 900,000 residents. Its secondary market, the Denver metropolitan area, has a population of approximately four million people. Bronco Billy’s occupies a significant portion of the key city block of Cripple Creek’s “casino strip.” In addition to gaming space, it currently offers 36 hotel rooms, a steakhouse and four casual dining outlets. Bronco Billy’s owns much of its real estate, but also leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments through 2035, and we have the right to buy out the lease at any time during its term. We also commenced a three-year lease in August 2018 for a key corner on our block, which also includes an option to extend or buy out the lease.

We are allowed to offer online sports wagering through three sports “skins” in Colorado. Rather than operate these sports skins ourselves, we contracted with three companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts. For Colorado, the sum of the minimum annual amounts is $3.5 million. If our percentage-share of sports revenue exceeds our contractual minimums, then we should receive in excess of $3.5 million on an annualized basis. We incur minimal expenses related to these revenues. As of December 31, 2020, two of the three skins had begun operations, with the other operator still in the regulatory process that must be satisfied in order to operate.

In 2018, we began planning and design work on a new and distinct, luxury hotel and casino, to be located adjacent to Bronco Billy’s in Cripple Creek (the “Cripple Creek Project”). Following changes made to the state’s gaming laws in November 2020, including the elimination of betting limits and the approval of new table games, we increased the size of the Cripple Creek Project by 67% to approximately 300 luxury guest rooms and suites, from our previously planned 180 guest rooms.  Such plans were approved by the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021. The expected investment to complete the Cripple Creek expansion is $180 million, for which we secured funding in February 2021 through the issuance of our new 8.25% Senior Secured Notes due 2028 (the “2028 Notes”) (see Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data”). We restarted construction on the Cripple Creek Project in February 2021, with completion expected in the fourth quarter of 2022.

Rising Star Casino Resort

Rising Star is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. In addition to its casino, Rising

Star offers a contiguous 190-guest-room hotel, an adjacent leased 104-guest-room hotel, a 56-space RV park, four dining outlets, and an 18-hole golf course. The 104-guest-room hotel is leased pursuant to an agreement that expires in 2027 and contains a bargain purchase option, whereby we have the right to purchase the hotel and the landlord has the right to put the hotel to us, in both cases for $1 if exercised upon maturity of the lease. We also own 1.3 acres located in Burlington, Kentucky that is used as part of our ferry boat operations, as further described below.

We have completed several capital projects in recent years. In 2018, we renovated the entry pavilion and the adjoining hotel’s lobby and hallways. We also commenced operations of a ferry boat service that connects the more populous Boone County, Kentucky to our Rising Star property in Indiana. In the second half of 2019, we renovated and rebranded a casual restaurant as the new “Ben’s Bistro.”

We are allowed to offer online sports wagering through three sports “skins” in Indiana. As in Colorado, we contracted with three companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts. As in Colorado, the sum of the minimum annual amounts in Indiana is $3.5 million with minimal expected expenses, so that the total between the six contracts and two states is $7 million per year. If our percentage-share of sports revenue exceeds our contractual minimums in one or more contracts, then we should receive in excess of $7 million on an annualized basis. As of December 31, 2020, one of the three skins in Indiana had begun operations, with the other operators still in the regulatory process that must be satisfied in order to operate.

Northern Nevada

Stockman’s Casino

Stockman’s is located in Churchill County, Nevada, approximately one hour from Reno, Nevada. Stockman’s primarily serves the local market of Fallon and surrounding areas, including the nearby Naval Air Station, which is the Navy’s premier air training facility, informally referred to as the “Top Gun” school. In addition to its casino, Stockman’s offers a bar, fine-dining restaurant and coffee shop. In 2018, we completed numerous external improvements to the property, including a new porte cochère. In late 2019, we completed a significant renovation and rebranding of the Stockman’s steakhouse.

Grand Lodge Casino

We operate Grand Lodge at the Hyatt Lake Tahoe under a lease with Hyatt Equities, L.L.C. (“Hyatt”). Grand Lodge is located within the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe and includes approximately 20,990 square feet of leased space. The Hyatt Lake Tahoe is one of three AAA Four Diamond hotels in the Lake Tahoe area. Its customers consist of both locals and tourists visiting the Lake Tahoe area.

Government Regulation

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations and include, without limitation, the following conditions and restrictions:

●	Periodic license fees and taxes must be paid to state and local gaming authorities;
●	Certain officers, directors, key employees, and gaming employees are required to be licensed or otherwise approved by the gaming authorities;
●	Individuals who must be approved by the gaming authorities must submit comprehensive personal disclosure forms and undergo an extensive background investigation, the costs for which must be borne by the applicant;
●	Changes in any licensed or approved individuals must be reported to and/or approved by the relevant gaming authority;
●	Failure to timely file the required application forms by any individual required to be approved by the relevant gaming authority may result in that individual’s denial and the gaming licensee may be required by the gaming authority to disassociate with that individual; and

●	If any individual is found unsuitable by a gaming authority, the gaming licensee is required to disassociate with that individual.

Violations of gaming laws in one jurisdiction could result in disciplinary action in other jurisdictions. A summary of the governmental gaming regulations to which we are subject is filed as Exhibit 99.1 and is herein incorporated by reference.

Our businesses are also subject to other various federal, state, and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See “Item 1A – Risk Factors” for additional discussion.

Costs and Effects of Compliance with Environmental Laws

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. For example, our Indiana property is subject to environmental regulations for its riverboat, ferry boat and golf club operations. Our Mississippi property is located near environmental wetlands. In Colorado, we are building a major new casino hotel and such construction must also adhere to certain environmental regulations. Failure to comply with applicable laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and may also incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent the property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, we cannot assure you that such matters will not have such an effect in the future.

Competition

The gaming industry is highly competitive. Gaming activities with which we compete include traditional commercial casinos and casino resorts in various states including on tribal lands and at racetracks, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse and dog racing and jai alai, sports betting and card rooms. We also face competition from Internet lotteries, sweepstakes, and other Internet gaming services, beyond those in which we participate. Internet gaming services allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Although there is no evidence to date that this has been the case, this could divert customers from our properties, and thus, adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming. We also compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to the feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount, quality, and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper is closer to St. Tammany Parish, one of the most affluent and fastest-growing parishes in Louisiana, than the several casinos in New Orleans and Baton Rouge. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops. The legislation permitting riverboat and truck stop casinos required a local referendum and, at the time such legalization occurred, it was rejected by St. Tammany Parish voters. At this time, all licenses for riverboat casinos in Louisiana have been granted and only one of such casinos is not currently in operation. Mississippi does not have a limitation on the number of casino licenses, but requires casinos in certain southern counties to be within approximately 800 feet of the shoreline, as defined by state law. There are occasionally proposals to relocate casinos within Louisiana or to develop new casinos in Mississippi, but there are considerable political and economic constraints on such potential competition, and management does not believe such efforts will be successful in the foreseeable future.

Bronco Billy’s Casino and Hotel and the New Cripple Creek Casino Hotel

Bronco Billy’s is located in Cripple Creek, Colorado, which is a historical gold mining town located approximately one hour southwest of Colorado Springs, on the west side of Pikes Peak. Cripple Creek is one of only three cities in Colorado where commercial gaming is permitted. The other two cities adjoin each other and are approximately one hour west of Denver. Two Native American gaming operations exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs than Cripple Creek. There are no federally-recognized Native American tribes in the Colorado Front Range, which includes Denver and Colorado Springs. As of December 31, 2020, we believe that Bronco Billy’s was amongst the largest of the seven gaming facilities operating in Cripple Creek. One of those competitors is currently adding a 100-guest-room hotel, expected to open in 2021. The Company’s new casino hotel, which just began construction, will be significantly larger and is planned to be higher in quality than any of the existing casinos in Cripple Creek.

Rising Star Casino Resort

Rising Star Casino Resort is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. One of three riverboat casinos in southeastern Indiana, its closest competitors are each approximately 15 miles away, near bridges crossing the Ohio River. There is no bridge at Rising Star, but in September 2018, we commenced a ferry boat service connecting Rising Sun, Indiana, to the populous Northern Kentucky region. Rising Star also competes with a large casino near Louisville, which completed a significant investment to transition from a dockside riverboat casino to a new land-based casino in December 2019; casinos in Ohio and elsewhere in Indiana; and slot parlors associated with racetracks in Kentucky. In January 2020, the racetrack casinos near Indianapolis, which were previously limited to slot machines, began offering live table games.

Northern Nevada

Stockman’s Casino

Stockman’s Casino is the largest of several casinos in Churchill County, Nevada, which has a population of approximately 25,000 residents. Churchill County is also the home of Naval Air Station Fallon, the United States Navy’s premier air training facility, informally referred to as the “Top Gun” school. While the Navy appears to be currently expanding its base in Fallon, a reduction of its activities at the base would likely have an adverse effect on Stockman’s results of operations. Fallon is approximately 30 minutes east of the new large Tesla battery factory and other developments in the Tahoe-Reno Industrial Center. Stockman’s also competes with casinos in other rural communities in the area, as well as with casinos in Reno, some of which are significantly larger and offer more amenities.

Grand Lodge Casino

Grand Lodge is located in Incline Village, Nevada, and is one of four casinos located within a five-mile radius in the North Lake Tahoe area. A hotel five miles away, which has been closed for several years, was sold recently and may re-open in the future, potentially with an additional competing casino.

Grand Lodge Casino also competes with casinos in South Lake Tahoe and Reno. There are also numerous Native American casinos in California serving the Northern California market.

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal “Christmas Casino” event at Rising Star Casino Resort. We advertise through various channels, including radio, television, Internet, billboards, newspapers and magazines, direct mail, email and social media. We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals. Our customer loyalty programs include the Slipper Rewards Club, the Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club®, and the Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as “free play,” complimentary dining, and hotel stays.

Our properties do not have coordinated loyalty programs, due to the disparate locations of our properties. Instead, our loyalty programs focus on providing each casino’s customers the amenities they most prefer in each market.

Employees

As of March 1, 2021, we had 13 full-time corporate employees, three of whom are executive officers. Our casino properties had 911 full-time and 227 part-time employees as follows:

	Full-time	Part-time
Silver Slipper Casino and Hotel	419	83
Bronco Billy’s Casino and Hotel	148	37
Rising Star Casino Resort	228	70
Grand Lodge Casino	72	33
Stockman’s Casino	44	4
Corporate	13	—
Total Employees	924	227

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make  regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic; our development and expansion plans, including the estimated commencement, completion and opening timeline for the new Cripple Creek casino hotel; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports revenue agreements with third-party providers, including the expected revenues and expenses and the expected timing for the launch of the sports betting “skins” related thereto; the Waukegan proposal, including our ability to obtain the casino license and, if we are awarded such license, to obtain financing; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the factors as discussed throughout Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

Summary of Risk Factors

The following is a summary of the risk factors discussed in “Item 1A – Risk Factors” in Part I of this Form 10-K.  This summary should be read in conjunction with those Risk Factors and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Business and Operations

●	The outbreak of COVID-19 (coronavirus), which has significantly impacted the global economy, including the gaming industry.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	Significant competition from other gaming and entertainment operations.
●	Revenue declines if discretionary consumer spending drops due to an economic downturn.
●	The inability of our contracted sports betting parties, through the use of our permitted website “skins,” to compete effectively, their inability and/or unwillingness to sustain sports betting operations should they experience an extended period of unprofitability, and our inability to replace existing partners or vendors on similar terms as our existing revenue guarantees.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	We derive our revenues and operating income from our casino resort properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	If the lessor of Grand Lodge Casino exercises its buyout rights or if we default on this or on certain other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	The occurrence of natural disasters, such as hurricanes, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	We may incur property and other losses that are not adequately covered by insurance.
●	We depend on our key personnel.
●	Higher wage and benefit costs, including a potential increase in the federal minimum wage.
●	Rising operating costs at our gaming properties.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are often involved in one or more construction and development projects, including the new Cripple Creek casino hotel, and many factors could prevent us from completing them as planned.
●	The construction costs for the new Cripple Creek casino hotel may exceed budgeted amounts plus contingencies, which may result in insufficient funds to complete the project.
●	There is no assurance that new Cripple Creek casino hotel will not be subject to additional regulatory restrictions, delays, or challenges.
●	There is no assurance that the new Cripple Creek casino hotel will be successful.
●	Failure to comply with the terms of our disbursement agreement could limit our access to funds.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of the new Cripple Creek casino hotel may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino.
●	Additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	Our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	Failure to obtain necessary government approvals in a timely manner, or at all.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	Restrictive covenants and limitations in our debt facilities that could significantly affect our ability to borrow additional funds and/or operate our business and could lead to events of default if we do not comply with the covenants.
●	Our inability to generate sufficient cash flow to service our indebtedness and fund our operating expenses, working capital needs and capital expenditures.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the 2028 Notes are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the 2028 Notes could foreclose on our assets.
●	Our loans under the CARES Act may be subject to regulatory review.
●	We and our subsidiaries may still be able to incur substantially more debt.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power, and if we experience damage or service interruptions, we may have to cease some or all of our operations.
●	Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell our stock at a favorable price or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

Risks Related to our Business and Operations

The outbreak of COVID-19 (coronavirus) has significantly impacted the global economy, including the gaming industry, and could have a material adverse effect on our results of operations, cash flows and liquidity.

The coronavirus pandemic and the efforts to contain it have significantly impacted the global economy, including the gaming industry in the United States and abroad. The ongoing outbreak has resulted in extended shutdowns of non-essential businesses around the world, including our own casinos for approximately three months, beginning in March 2020. While our casinos have reopened from such shutdowns, we currently operate under capacity restrictions, including limitations on the number of guests permitted in our buildings, the number of slot machines and table games that we are permitted to operate, the maximum occupancy in our restaurants, and the hours during which we are permitted to serve alcoholic beverages. We continue to have restrictions on concerts or special events that we have historically used to bring customers to our properties. Furthermore, governments have discouraged all non-essential movement and/or ordered social distancing and sheltering-in-place in an effort to help control the transmission of the coronavirus.

The current circumstances are dynamic and the impacts of the coronavirus on our business operations, including the duration and impact on overall customer demand, is ongoing and uncertain. For example, since our casinos have been allowed to reopen, some guests have chosen to not travel or visit our properties for health concerns, which has led to lower occupancy and lower room rates at our hotels. Additional closures or disruptions in our casino business would likely have a negative impact on our business and operating results. As the coronavirus continues to spread in the United States, we may elect on a voluntary basis to again close certain of our properties or portions thereof, or governmental officials may order additional closures or impose further restrictions on travel or on our operations, including the number of people allowed in our casino or perhaps sitting at any specific table game or bank of slot machines. Even as vaccines are becoming more readily available, the pandemic may still have the potential to have a material adverse impact on our business, results of operations, financial position and cash flows.

Any of these events could result in significant disruptions to our operations and a drop in demand for our hotel-casino properties and could have a material adverse effect on us. Our operations could also be negatively affected if employees elect to stay home or are quarantined as the result of exposure to the virus. In addition, our reliance on third-party suppliers for food and other services, as well as construction materials and construction labor, exposes us to volatility in the prices and availability of these and similar goods and services. Such operational disruptions could increase our costs, further decrease our operating efficiencies and have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, any reductions in marketing or labor expenses as a result of limited operations may not continue following the end of the COVID-19 pandemic. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain, including the duration and impact on overall customer demand, new information which may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others.

A prolonged closure of our casinos would negatively impact our ability to service our debt.

Our casinos are our primary sources of income and operating cash flows which we rely upon to remain in compliance with debt covenants under any indebtedness we may incur and meet our obligations when due. As noted above, due to the coronavirus pandemic, our operations at our casinos and hotels are currently operating at reduced capacity, after approximately three months of temporary closures approximately a year ago, and there is uncertainty as to if additional closures will occur.  Because we operate in several different jurisdictions, we are subject to different legal and market conditions in order to remain open.  Although we believe we have sufficient resources to fund our currently-reduced operations for a period of time, we have no control over and cannot predict the length of current operating restrictions or future closures of our casinos and hotels due to the pandemic.  If we are unable to generate revenues from our casinos due to new and prolonged periods of closure or experience significant declines in business volumes, this would negatively impact our ability to meet our payment obligations.  In such an event, we could seek to amend our debt agreements, though there is no certainty that we would be successful in such efforts.  Additionally, we could seek additional liquidity through the issuance of new debt or equity, or through the sale of certain assets.  Our ability to obtain additional financing would depend in part on factors outside of our control.  If there is a prolonged closure of our casinos and hotels, or we are unable to obtain additional capital, we may not be able to pay our obligations as they become due and could risk default under our indebtedness, including the 2028 Notes, upon which the amounts outstanding could be accelerated.

We face significant competition from other gaming and entertainment operations.

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including casinos, racetrack casinos, sports betting, video lottery, poker machines not located in casinos, Native American gaming, social gaming and other forms of gaming. Furthermore, competition from Internet lotteries, sweepstakes, and other Internet gaming services, which allow customers to wager on a wide variety of sporting events and play casino games from home or in non-casino settings, including those offered by companies affiliated with us, could divert customers from our properties and thus materially and adversely affect our business. Additionally, there are often proposals to further legalize Internet gaming in a number of states and at the federal level. Several states, including Nevada, New Jersey, Delaware and Pennsylvania, have enacted legislation authorizing intrastate Internet gaming and Internet gaming operations have begun in these states. Expansion of Internet gaming in other jurisdictions could further compete with our traditional operations, which could have an adverse impact on our business and results of operations.

In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including other non-gaming resorts and vacation destinations, shopping, athletic events, television and movies, concerts, and travel. Legalized gaming is currently permitted in various forms throughout the U.S., in several Canadian provinces and on various lands taken into trust for the benefit of certain Native Americans in the U.S. and Canada. New jurisdictions may legalize gaming and established gaming jurisdictions could award additional gaming licenses or permit the expansion or relocation of existing gaming operations. New, relocated or expanded operations by other persons could increase competition for our gaming operations and could have a material adverse impact on us. Gaming competition is intense in most of the markets where we operate. In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. As competing properties and new markets are opened, our operating results may be negatively impacted. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in “Item 1. Business – Competition”.

We may face revenue declines if discretionary consumer spending drops due to an economic downturn.

Our revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been in the past, and could be in the future, adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by weakened general economic conditions such as, but not limited to, lackluster recoveries from recessions, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, cultural and demographic changes, and increased stock market volatility may negatively impact our revenues and operating cash flow. For example, the coronavirus is expected to have indeterminable adverse effects on the global economy, including the United States, such as an economic slowdown and it is possible that it could cause a global recession. This could lead to a reduction in discretionary spending by our guests on entertainment and leisure activities, which could have a material adverse effect on our revenues, cash flow and results of operations. Furthermore, during periods of economic contraction, our revenues may decrease while many of our costs remain fixed and some costs may increase, resulting in decreased earnings.

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

Our contracted sports betting parties, through the use of our permitted website “skins,” compete in a rapidly evolving and highly competitive market against an increasing number of competitors. The success of their sports betting operations is dependent on a number of factors that are beyond our and their control, including the ultimate tax rates and license fees charged by jurisdictions across the United States; their ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of their products; their ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. While our current agreements with our contracted sports betting parties provide us with contractual minimums for revenue upon their launch of operations, we cannot assure you that any of our contracted sports parties will be able to compete effectively or that they will have the ability or willingness to sustain sports betting operations for an extended period of unprofitability.  Should any of our contracted sports betting parties cease operations, whether due to unprofitability or for other reasons, there can be no assurance that we will be able to replace them on similar terms as our existing agreements.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.

The operation of our vessel is subject to various inherent risks, including:

●	catastrophic marine disasters and accidents;
●	adverse weather conditions or natural disasters;
●	mechanical failure or equipment damage;
●	hazardous substance spills; and
●	navigation and human errors.

The occurrence of any of these events may result in, among other things, damage to or loss of our vessel, damage to other vessels and the environment, loss of revenues, short-term or long-term interruption of ferry boat service, termination of our vessel charter or other contracts, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and death or injury to personnel and passengers. Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

We derive our revenues and operating income from our casino resort properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Because we derive our revenues and operating income from properties concentrated in four states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographic regions. A decrease in revenues from, or an increase in costs for, one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

●	regional economic conditions;
●	regional competitive conditions, including legalization or expansion of gaming in Mississippi, Colorado, Indiana, Nevada, or in neighboring states;
●	allowance of new types of gaming, such as the introduction of live table games at Indiana racinos or Internet gaming;
●	reduced land or air travel due to increasing fuel costs or transportation disruptions; and,
●	increase in our vulnerability to economic downturns and competitive pressures in the markets in which we operate.

Some of our casino resort operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout rights or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, certain land and buildings at Bronco Billy’s Hotel and Casino in Colorado (much of which is to be utilized for the new Cripple Creek casino hotel) and one of the two hotels at our Rising Star Casino Resort in Indiana. We also lease casino space at our Grand Lodge Casino in Nevada. As a lessee, we have the right to use the leased land, hotel or space, as applicable; however, we do not hold fee ownership. Accordingly, unless we have a purchase option and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have such purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is either currently more advantageous for us to continue to lease rather than exercise the buyout option, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino, which is set to expire on August 31, 2023, includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default could have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt agreements.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In recent years, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance and historically low snow levels in the Lake Tahoe region adversely affected visitation and financial performance at Grand Lodge. Bronco Billy’s in recent years was adversely affected by nearby forest fires, as well as the subsequent flooding of its access roads due to lack of vegetation (from the forest fires) on hills above such roads. Moreover, gasoline shortages or fuel price increases could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana casino vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions. Our ferry boat that we operate at Rising Star has similar risks as our Indiana casino vessel, as well as additional risks related to ferry boat operations discussed above.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.

Natural disasters, such as major hurricanes, tornadoes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the area in which our Mississippi property is located, and the severity of such natural disasters is unpredictable. In October 2020, Hurricane Zeta caused the temporary closure of the Silver Slipper and caused approximately $5 million of damage, most of which was covered by insurance.  In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River.

If a pandemic, epidemic or outbreak of an infectious disease, such as the recent coronavirus pandemic, occurs in the United States or on a global scale, our business may be adversely affected. As described elsewhere in these Risk Factors, such events may result in closures of our properties, a period of business disruption, and/or in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

Several of our properties, including Silver Slipper, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.

The Silver Slipper is located at the end of a dead-end road, with no other access. Bronco Billy’s is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternative is longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road were to close, the alternative routes involve more winding roads through the rolling hills inland from the river or a ferry boat. If access to any of these roads is blocked for any significant period, our results of operations and financial condition could be materially affected.

We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.

Although we maintain insurance that our management believes is customary and appropriate for our business, there can be no assurance that insurance will be available at reasonable costs in any given year or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or under-insured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property, and reduce the funds available for payments of our obligations. In addition, certain casualty events, such as labor strikes, nuclear events, acts of war, declines in visitation and loss of income due to fear of terrorism or other acts of violence, loss of electrical power due to catastrophic events, rolling blackouts or otherwise, deterioration or corrosion, insect or animal damage, pandemic-related shutdowns and pollution, may not be covered at all under our policies. The occurrence of any of the foregoing could, therefore, expose us to substantial uninsured losses.

There is no certainty that insurance companies will continue to offer insurance at acceptable rates, or at all, in hurricane-prone areas, including the Mississippi Gulf Coast. Some insurance companies may significantly limit the amount of coverage they will write in these markets and increase the premiums charged for this coverage. Additionally, uncertainty can occur as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

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

Higher wage and benefit costs could adversely affect our business.

While the majority of our employees earn more than the minimum wage in their relative jurisdictions and many receive medical plan benefits from us, changes in federal and state minimum wage laws and other laws relating to employee benefits, including the Patient Protection and Affordable Care Act, have in the past, and could in the future, cause us to incur additional wage and benefits costs. Increased labor costs brought about by changes in either federal or state minimum wage laws, other regulations or prevailing market conditions have recently, and could in the future, further increase our expenses, which could have an adverse impact on our profitability, or decrease the number of employees we are able to employ, which could decrease customer service levels at our gaming facilities and therefore adversely impact revenues. For example, the state of Colorado increased its minimum wage to $11.10 in January 2019, $12.00 in January 2020 and again to $12.32 in January 2021. Thereafter it will be adjusted annually for cost-of-living increases, as measured by the Consumer Price Index used for Colorado. There is also the potential for an increase in the federal minimum wage, including a recent proposal to gradually increase it to $15.00.

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

●	changes in federal, state or local tax or regulations, including state gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;
●	our reliance on slot play revenues and any additional costs imposed on us from slot machine vendors;
●	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf;
●	availability and costs associated with insurance;
●	increases in costs of labor;
●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;
●	our properties use significant amounts of water, and a water shortage may adversely affect our operations; and
●	at Grand Lodge, we rely on Hyatt Lake Tahoe to provide certain items at reasonable costs, including food, beverages, parking and rooms. Any change in its pricing or the availability of such items may affect our ability to compete.

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

A majority of our revenues are attributable to slot machines and related systems operated by us at our gaming facilities. It is important, for competitive reasons, that we offer popular and up-to-date slot machine games to our customers. A substantial majority of the slot machines sold in the U.S. in recent years were manufactured by only a few companies, and there has been recent consolidation activity within the gaming equipment sector. In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental or a percentage payment of coin-in or net win. Generally, a participation lease is more expensive over the long term than the cost to purchase a new machine.  For competitive reasons, we may be forced to purchase new slot machines or enter into participation lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate. Except for our casino in Colorado, the gaming areas of our properties are not currently subject to tobacco restrictions. While gaming areas have generally been exempted from these restrictions, if additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a decrease in gaming revenue. This is particularly the case if such restrictions are not applicable to all competitive facilities in that gaming market.

We are subject to risks related to corporate social responsibility and reputation.

Many factors influence our reputation and the value of our brands, including the perception held by our customers, business partners, other key stakeholders and the communities in which we do business. Our business faces increasing scrutiny related to environmental, social and governance activities and risk of damage to our reputation and the value of our brands if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, climate change, workplace conduct, human rights, philanthropy and support for local communities. Any harm to our reputation could impact employee engagement and retention and the willingness of customers and our partners to do business with us, which could have a material adverse effect on our business, results of operations and cash flows.

Risks Related to Development and Growth Opportunities

We are engaged from time to time in one or more construction and development projects, including the new Cripple Creek casino hotel, and many factors could prevent us from completing them as planned.

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects are exposed to significant risks, including:

●	shortage of materials;
●	shortage of skilled labor or work stoppages;
●	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;
●	increases in the cost of steel and other raw materials for construction, driven by U.S. tariffs on imports, demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects;
●	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes, the impacts of pandemic such as coronavirus, or other casualty losses or delays;

●	unanticipated cost increases or delays in completing the project;
●	delays in obtaining, or inability to obtain or maintain, necessary license or permits;
●	lack of sufficient, or delays in the availability of, financing;
●	changes to plans or specifications;
●	performance by contractors and subcontractors;
●	disputes with contractors;
●	personal injuries to workers and other persons;
●	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;
●	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;
●	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;
●	requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and
●	other unanticipated circumstances or cost increases.

The occurrence of any of the foregoing could increase the total costs of a project, or delay or prevent its construction, development, expansion or opening. Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered, and it is uncertain whether such insurance will provide sufficient payment in a timely fashion even for those risks that are insured and material to us.

Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion.

We intend to construct an approximately 300-guest-room hotel in Cripple Creek, Colorado, adjoining and connected to our existing Bronco Billy’s casino. This expansion is expected to include a spa, rooftop pool, parking garage, convention and entertainment space, new restaurant, and an expanded and renovated casino, and this expansion is subject to all of the foregoing risks.

In addition to the risk factors noted above, our development of the new Cripple Creek casino hotel is exposed to the following significant risks:

●	risks associated with the failure of completing the project on budget or on time;
●	risks of having insufficient funds to complete any significant portion of the new Cripple Creek casino hotel in the event construction costs exceed budgeted amounts plus contingencies;
●	failure to comply with the terms of our disbursement agreement under our indenture could limit our access to funds for the new Cripple Creek casino hotel;
●	mechanic’s liens on real property collateral may have priority over the liens securing the 2028 Notes; and
●	there is no assurance that the new Cripple Creek casino hotel will not be subject to additional regulatory delays or challenges as a “certificate of appropriateness as a project of special merit,” “building height variance” and via the amending of the existing Development Agreement.

The construction costs for the new Cripple Creek casino hotel may exceed budgeted amounts plus contingencies, which may result in insufficient funds to complete the expansion of Bronco Billy’s.

We do not have final plans and specifications for construction of the new Cripple Creek casino hotel. Delays in the completion of those plans and specifications could delay completion of the new Cripple Creek casino hotel. In addition, completion of the plans and specifications while construction is in progress could cause inefficiencies, and certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform to building code requirements or subsequently-developed plans and specifications. The Pre-Construction Services Agreement and Letter of Intent with our general contractor provides that the cost of construction may increase and the deadlines for the contractor’s obligations to complete construction may be adjusted for alterations in the project’s scope.  We can give no assurance that changes in the scope of the expansion project will not increase the cost of the project or extend its completion date. We have established the total project budget based, in part, on our estimate of the cost of various construction goods and services for parts of the building that, in some cases, are not yet fully designed.  If the actual cost with respect to these allowance items exceeds the estimated amount, we will be responsible for the payment of those excess amounts out of the cash flow from our other operations and from cash balances.  Our cash flow or cash reserves may not be adequate at any given time to address balancing of the construction budget if there are increased costs. If our contingency, cash flow from operations and anticipated excess liquidity are insufficient to cover any shortfall, we may not have sufficient funds to complete the new Cripple Creek casino hotel without seeking additional capital or at all.

There is no assurance that the new Cripple Creek casino hotel will not be subject to additional regulatory restrictions, delays, or challenges.

We received approval of the plans for the new Cripple Creek casino hotel from the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021, respectively.  The two Ordinances that were approved in February 2021 do not become effective until 30 days after being published. During that 30-day period, a referendum petition with sufficient signatures could be collected and filed which would then refer the matter to a public vote. Additionally, as part of these approvals, the Cripple Creek City Council voted to amend the prior Development Agreement with Bronco Billy’s regarding the project, as an Amended & Restated Development Agreement. In the Amended & Restated Development Agreement, we are obligated to complete the project by December 31, 2022. If Bronco Billy’s does not complete the project by that date, the City may exercise its right of reversion for the previously vacated right of way of portions of 2nd Avenue and the alley.  If the project is substantially underway at the deadline, it is likely that the City Council would agree to extend the deadline; however, there is no certainty that would be the case.  Completion of the project could also be delayed by weather, labor shortages or other construction delays. There is no assurance that the new Cripple Creek casino hotel will not be subject to additional restrictions, delays, or challenges, as the project will also require at least the following administrative approvals: a development plan, approved construction drawings required for a building permit, and a certification of occupancy.

There is no assurance that the new Cripple Creek casino hotel will be successful.

In addition to the construction and regulatory risks associated with the development of the new Cripple Creek casino hotel, we cannot assure you that the level of consumer demand for that casino hotel will meet our expectations. The operating results of the new Cripple Creek casino hotel may be materially different than expected due to, among other factors, consumer spending and preferences in the geographic area, competition from other markets, or other developments that may be beyond our control. In addition, the new casino hotel may be more sensitive than anticipated by management to certain risks, including risks associated with downturns in the economy.  Further, the new Cripple Creek casino hotel may not generate cash flows on our anticipated timeline.  We may not be able to successfully implement our growth strategy with respect to the new Cripple Creek casino hotel, capital investments, and acquisitions.  There is no assurance that the new Cripple Creek casino hotel will result in a more successful business operation, or that a more luxurious hotel, spa, and casino experience will increase clientele or revenues.  There is no assurance that a more modern expansion will attract new visitors to a city with historic architecture.  The occurrence of any of these issues could adversely affect our prospects, financial condition and results of operations.

Failure to comply with the terms of our disbursement agreement could limit our access to funds.

In February 2021, we deposited approximately $180 million into the construction disbursement account. The funds in the construction disbursement account, which will be used to fund the completion of the design, development, construction, equipping and opening costs of the new Cripple Creek casino hotel, will be disbursed pursuant to the terms of our Cash Collateral and Disbursement Agreement. Funds will be distributed from this account only upon satisfaction of certain conditions, including the approval of the disbursements by an independent construction consultant, as contemplated by the Cash Collateral and Disbursement Agreement. If we fail to satisfy draw conditions or the independent construction consultant does not give its approval to construction draws, in each case under our Cash Collateral and Disbursement Agreement, we may not have access to funds when needed to pay such costs, which could cause delays in the construction of the new Cripple Creek casino hotel.

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

We may face certain challenges as we integrate the operational and administrative systems of recently developed or acquired facilities into our business. As a result, the realization of anticipated benefits may be delayed or substantially reduced. Events outside of our control, including changes in state and federal regulations and laws, as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition or future development.

We expect to continue pursuing expansion opportunities. We regularly evaluate opportunities for acquisition and development of new properties. We could face significant challenges in managing and integrating our expanded or combined operations and any other properties we may develop or acquire, particularly in new competitive markets. The integration of properties we may develop or acquire will require the dedication of management resources that may temporarily divert attention from our day-to-day business. The process of integrating properties that we may acquire also could interrupt the activities of those businesses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the development of new properties may involve construction, local opposition, regulatory, legal and competitive risks, as well as the risks attendant to partnership deals on these development opportunities. In particular, in projects where we team up with a joint venture partner, if we cannot reach agreement with such partners, or our relationships otherwise deteriorate, we could face significant increased costs and delays. Local opposition can delay or increase the anticipated cost of a project. Finally, given the competitive nature of these types of limited license opportunities, litigation is possible.

Management of new properties, especially in new geographic areas, may require that we increase our management resources. We cannot assure you that we will be able to manage the combined operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that, if acquisitions are completed, the acquired businesses will generate returns consistent with our expectations. Our ability to achieve our objectives in connection with any acquisition we may consummate may be highly dependent on, among other things, our ability to retain the senior-level property management teams of such acquisition candidates. If, for any reason, we are unable to retain these management teams following such acquisitions or if we fail to attract new capable executives, our operations after consummation of such acquisitions could be materially adversely affected. If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity, ability to satisfy financial covenants and comply with other restrictive covenants under our indenture, and ability to pay or refinance our indebtedness.

The occurrence of some or all of the above-described events could have a material adverse effect on our business, financial condition and results of operations.

The construction of the new Cripple Creek casino hotel may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino.

Although we will attempt to minimize disruption of our existing Bronco Billy’s operations, construction of the new Cripple Creek casino hotel will require portions of the adjoining Bronco Billy’s to be closed or disrupted. For example, the Cripple Creek Project will be built, in part, on surface parking lots currently used by guests of Bronco Billy’s. As a result, we will close such parking lots and relocate guest parking until the project’s new parking garage is available for use. Similarly, hotel rooms at Bronco Billy’s will be temporarily unavailable during construction. Any significant disruption in operations at Bronco Billy’s could have a significant adverse effect on our business, financial condition and results of operations.

Additional growth projects or potential enhancements at our properties may require us to raise additional capital.

We may need to access financial institution sources, capital markets, private sources or otherwise obtain additional funds to fund additional growth projects or potential enhancements we may undertake at our facilities. We do not know when or if financial institution sources, capital markets or private sources will permit us to raise additional funds for such phases and enhancements in a timely manner, on acceptable terms, or at all. Inability to access financial institution sources, capital markets or private sources, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our growth projects and enhancement projects.

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

The casino, hotel and resort industry is capital intensive, and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

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

The scope of the approvals required for expansion, development, investment or renovation projects can be extensive and may include gaming approvals, state and local land-use permits, and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses, entitlements and approvals within the anticipated time frames, or at all.

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

Risks Related to our Indebtedness

Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

As of February 12, 2021, the total principal amount of our indebtedness, excluding unamortized debt issuance costs, was $315.6 million, consisting of $310 million under the 2028 Notes and $5.6 million for unsecured loans taken under the CARES Act, and for which we intend to seek forgiveness. We also have a finance lease at our Rising Star Casino Resort for $3.8 million.

That debt could, among other things:

●	require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures and acquisitions, and other general corporate requirements;
●	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
●	increase our vulnerability to general adverse economic and industry conditions and increases in interest rates;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	adversely affect our credit rating or the market price of our common stock.

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The indenture governing the 2028 Notes imposes restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with the covenants.

The indenture governing the 2028 Notes imposes restrictive covenants on us and our subsidiaries that may limit our current and future operations. The restrictions that are imposed include, among other obligations, limitations on our and our subsidiaries’ ability to:

●	incur additional debt and guarantee indebtedness;
●	make payments on subordinated obligations;
●	make dividends or distributions and repurchase stock;
●	make investments;
●	enter into transactions with affiliates;
●	grant liens on our property to secure debt;
●	sell assets or enter into mergers or consolidations;
●	sell equity interest in our subsidiaries;
●	make capital expenditures; or
●	amend or modify our subordinate indebtedness without obtaining certain consents from the holders of our indebtedness.

These restrictions could adversely affect our ability to:

●	obtain additional financing for our operations;
●	make needed capital expenditures;
●	make strategic acquisitions or investments or enter into alliances;
●	withstand a continued and sustained downturn in our business or the economy in general;
●	engage in business activities, including future opportunities, that may be in our interest; and
●	plan for or react to market conditions or otherwise execute our business strategies.

Our ability to comply with the covenants under the indenture, or in any instrument governing future indebtedness, may be affected by general economic conditions, industry conditions, and other events beyond our control, including delays in the completion of new projects under construction. As a result, there can be no assurance that we will be able to comply with these covenants. Our failure to comply with the covenants contained under the indenture, or in any instrument governing future indebtedness, including failure to comply as a result of events beyond our control, could result in an event of default. If there were an event of default and it is not waived by the requisite parties (at their option), the agent, the trustee or holders, as applicable, could cause all the outstanding obligations under the 2028 Notes or other future indebtedness to be due and payable, subject to applicable grace periods, which could materially and adversely affect our operating results and our financial condition. Additionally, this could trigger cross-defaults under other debt obligations. We cannot assure you that our assets or cash flow would be sufficient to repay our obligations under the 2028 Notes, or any future outstanding debt obligations, if accelerated upon an event of default, particularly in light of the impact of the coronavirus pandemic on our business, cash flows and liquidity, or that we would be able to borrow sufficient funds to refinance the 2028 Notes or any future debt instruments.

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

We cannot assure you that our business will generate sufficient cash flows from operations or asset sales, our anticipated growth in operations, including through our expansion efforts, will be realized, or that future borrowings will be available to us in amounts sufficient to enable us to repay the 2028 Notes and to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements may increase significantly and we may need to obtain additional equity or debt financing or joint venture partners. Any increase in our level of indebtedness could impose additional cash requirements on us in order to support interest payments. If we incur additional debt, the related risks that we now face could intensify.

If we are not able to generate sufficient cash flows from operations to repay the 2028 Notes, as needed, or to obtain adequate additional financing, we may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, or issuing equity.

We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the 2028 Notes restricts our ability to dispose of assets and use the proceeds from asset dispositions, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable and foreclose against the collateral securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in us.

We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the 2028 Notes.

The source of much of our cash flow to pay our obligations under the 2028 Notes and make payments on any other indebtedness will be dividends and distributions from our subsidiaries. If our subsidiaries are unable to make dividend payments or distributions to us and sufficient cash or liquidity is not otherwise available, we may not be able to pay interest or principal under the 2028 Notes. Unless they guarantee the 2028 Notes, our subsidiaries will not have any obligation to pay amounts due under the 2028 Notes or to make funds available for that purpose. Unless they guarantee the 2028 Notes, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the 2028 Notes. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In addition, while the indenture governing the 2028 Notes limits the ability of our restricted subsidiaries to restrict the payment of dividends or make other intercompany payments to us, these limitations will be subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the 2028 Notes.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents, working capital, future cash from operations, and the capital obtained from the 2028 Notes will provide adequate resources to fund completion of the Cripple Creek Project and ongoing operating requirements, we may need to refinance or seek additional financing to compete effectively or grow our business. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain financing transactions require approval of gaming regulatory authorities. Some requirements may prevent or delay us from obtaining necessary capital. We cannot assure you that we will be able to obtain any additional financing, refinance our existing debt, or fund our growth efforts. If we are unable to obtain financing on commercially reasonable terms, it could:

●	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;
●	restrict our ability to capitalize on business opportunities;
●	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and
●	place us at a competitive disadvantage.

The obligations under the 2028 Notes are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the 2028 Notes could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.

The obligations under the 2028 Notes are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the 2028 Notes, the holders of the 2028 Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

Our loans under the CARES Act may be subject to regulatory review.

On May 8, 2020, two wholly-owned subsidiaries, each of which has less than 500 employees, executed promissory notes, each with a five-year term, evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act and administered by the U.S. Small Business Administration. Such program was established for companies like ours, which were heavily impacted by the business shutdowns and uncertainties created by the pandemic, and encouraged us to retain or rehire employees who may have been unemployed. The application for the unsecured loans required us to certify, among other things, that the economic uncertainty created by the pandemic made the loan requests necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation (including our relatively small size and high leverage) and our lack of access to alternative forms of capital at such time in light of the required closure of all of our operations and uncertainty surrounding reopening dates. We believe that we satisfied all eligibility criteria for the loans. However, the certification required in the CARES Act application includes subjective criteria and is subject to interpretation. Others may interpret the criteria differently. If we are subsequently found to have been ineligible to receive the loans, we may be required to repay the loans prior to their maturity. We may also be subject to certain penalties with respect to the loans. We intend to seek forgiveness for all of our CARES Act loans, which will also require us to make certain certifications that will be subject to audit and review by governmental entities. While we believe we qualify for such forgiveness, there is no certainty that any or all of the loans will be forgiven. Any of these events could harm our business, results of operations and financial condition.

We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indenture governing the 2028 Notes does not fully prohibit us or our subsidiaries from doing so, and specifically allows for a $15 million revolving credit facility (which allowance increases to $25 million upon the opening of the Cripple Creek Project). If new debt is added to our, or our subsidiaries’, current debt levels, the related risks that we or they now face could intensify.

Risks Related to our Legal and Regulatory Environment

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

Our riverboat, as well as our ferry boat operations, at Rising Star must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify our casino riverboat for safety, stability and single compartment flooding integrity. All of our casinos also must meet local fire safety standards. We could incur additional costs if our gaming facilities are not in compliance with one or more of these regulations.

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

While gaming authorities generally focus on stockholders with more than 5% and often 10% of a company’s shares, such authorities generally can require that any beneficial owner of our common stock and other securities file an application for a finding of suitability. If a gaming authority requires a record or beneficial owner of our securities to file a suitability application, the owner must apply for a finding of suitability within 30 days or at an earlier time prescribed by the gaming authority. The gaming authority has the power to investigate an owner’s suitability and the owner must pay all costs of the investigation. If the owner is found unsuitable, then the owner may be required by law to dispose of our securities. Our certificate of incorporation also provides us with the right to repurchase shares of our common stock from certain beneficial owners declared by gaming regulators to be unsuitable holders of our equity securities. The price we may pay to any such beneficial owner may be below the price such beneficial owner would otherwise accept for his or her shares of our common stock.

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

Risks Related to Technology

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

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the Internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation or brand names or otherwise harm our business. Additionally, disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats. The cost and operational consequences of implementing further data security measures could be significant and there is no certainty that such measures, if purchased, could thwart all threats. Additionally, while we maintain cyber risk insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient.

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

General Risks

Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.

Our ability to utilize our NOL carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates, if applicable, of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership (some of which may be outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations under Section 382, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The market price for our common stock may be volatile, and investors may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

●	actual or anticipated variations in our quarterly results of operations;
●	the impact of the coronavirus pandemic on our business;
●	change in market valuations of companies in our industry;
●	change in expectations of future financial performance;
●	regulatory changes;
●	fluctuations in stock market prices and volumes;
●	issuance of common stock market prices and volumes;
●	the addition or departure of key personnel; and
●	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance, for example, as a result of the coronavirus epidemic. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and/or securities class-action litigation has sometimes been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

If our outstanding options to purchase shares of our common stock are exercised and the underlying shares of common stock issued upon such exercise are sold, our stockholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such securities might be exercised could adversely affect the trading price of our shares of common stock. During the time that such securities are outstanding, they may adversely affect the terms on which we could obtain additional capital.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Substantially all of our assets collateralize our indebtedness, as discussed in Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data.” The majority of our facilities are subject to leases of the underlying real estate assets, which, among other things, includes the land underlying the facility and the buildings used in business operations, as discussed in Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data.”

Silver Slipper Casino and Hotel

We own the facilities and related improvements at the Silver Slipper in Hancock County, Mississippi. The property at year-end offered 750 slot machines (of which approximately 216 were temporarily disabled to ensure social distancing) and 24 table games (of which approximately 12 were temporarily closed to ensure social distancing), a surface parking lot, an approximately 800-space parking garage and a 129-guest-room hotel. The casino and hotel are located on 38 acres of leased land, including 31 acres of protected marshlands. The lease expires on April 30, 2058 and contains a purchase option that can be exercised between April 1, 2022 and October 1, 2027. We also lease approximately 5.7 acres of land occupied by offices and warehouse space that are approximately four miles from our casino, as well as small parcels of land with a building and sign. We also manage a 37-space beachfront RV park under a management agreement, which expires on March 31, 2025, unless canceled by either party with a 180-day notice.

Bronco Billy’s Casino and Hotel

Bronco Billy’s is located on or near approximately 3.9 acres of owned land and 2.4 acres of leased land that we control in Cripple Creek, Colorado. The property includes 36 hotel rooms, including 22 rooms that are in buildings that are not contiguous to the casino, and several acres of surface parking. A portion of the casino and parking lots are subject to a long-term lease that includes renewal options in three-year increments to 2035 and a purchase option that can be exercised at any time during the lease term. During 2018, we purchased the operating historical Imperial Hotel and other nearby parcels of land. In August 2018, we commenced a lease of the freestanding Imperial Casino. We refurbished and rebranded both the Imperial Hotel and Imperial Casino together as the Christmas Casino & Inn in November 2018. It resulted in an increase in our overall revenues, but such increase was not sufficient to offset the increase operating costs. As a result, we closed the Christmas Casino in September 2020, while continuing to operate the Christmas Inn to accommodate Bronco Billy’s customers. Our Cripple Creek operations currently offer 500 slot machines and no table games as of year-end. Of this, approximately 84 slot machines were disabled to ensure social distancing under the pandemic guidelines. Similarly, casinos in Cripple Creek were not able to offer table games between March 2020 and February 2021; the operating capacity of table games areas has been restricted since their reopening to ensure social distancing.

Rising Star Casino Resort

We own the Rising Star in Rising Sun, Indiana. At year-end, the property consisted of a dockside riverboat on the Ohio River offering 772 slot machines and 20 table games, a land-based pavilion with approximately 30,000 square feet of meeting and convention space, a 190-guest-room hotel, a 56-space RV park, surface parking and an 18-hole golf course on approximately 311 acres. Of our 772 slot machines, approximately 390 were disabled to ensure social distancing. Additionally, we lease a 104-guest-room hotel pursuant to a finance lease that expires in October 2027 and contains a bargain purchase option for $1 if exercised upon maturity of the lease. We also own 1.3 acres in Burlington, Kentucky, from where we commenced ferry boat operations in September 2018. The ferry service connects our Rising Star property in Indiana to populous Boone County, Kentucky.

Stockman’s Casino

Included as part of our Northern Nevada segment, we own Stockman’s, located on approximately five acres in Fallon, Nevada. The facility offers 203 slot machines and no table games as of year-end, a bar, a fine-dining restaurant and a coffee shop, and approximately 300 surface parking spaces. We have chosen to not operate our table games under the current pandemic conditions.

Grand Lodge Casino

Included as part of our Northern Nevada segment, the Grand Lodge Casino at year-end offered 270 slot machines and 11 table games, and is integrated into the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe. Of this, approximately 29 slot machines were disabled to ensure social distancing under the pandemic guidelines and we are required to limit the number of customers that can be accommodated at each table game. We operate Grand Lodge Casino pursuant to a lease with Hyatt which is set to expire on August 31, 2023 and own the personal property, including slot machines. The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to the 2028 Notes. Currently, Hyatt has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings. We have an excellent relationship with Hyatt and, while there is no certainty that this will be the case, the lease has been extended several times in the past.

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

On March 10, 2021, we had 73 “registered holders” of record of our common stock. We believe that a substantial number of stockholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not included in the number of “registered holders” above.

Dividend Policy

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be at the discretion of our board of directors and will be contingent upon our revenues and earnings, if any; the terms of our indebtedness; our capital requirements; growth opportunities; and general financial condition. Our debt covenants restrict the payment of dividends and it is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, debt reduction and growth initiatives, reinvesting such earnings on behalf of stockholders. Accordingly, we do not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. “Risk Factors” and elsewhere in this report. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us.”

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golfing, RV camping, sports betting, entertainment and retail outlets, among other amenities. We own or operate five casino properties in four states – Mississippi, Colorado, Indiana and Nevada. We view our Mississippi, Colorado and Indiana properties as distinct operating segments and both of our Nevada properties as one operating segment. We also benefit from six permitted sports “skins” that we are allowed to operate, three in Colorado and three in Indiana. We have contracted with other companies to operate these online sports wagering sites under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. As of today, two of our three permitted betting “skins” are live in Colorado, and one of our three permitted “skins” is live in Indiana. We expect our three remaining “skins” to begin operation within the next few months.

Our portfolio consists of the following:

Property	Location
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Cripple Creek Casino and Hotel Project (under construction)	Cripple Creek, CO (near Colorado Springs)

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where permitted by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include other gaming activities, including table games, keno and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our recreational vehicle parks (“RV parks”) owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment.

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. At Silver Slipper, our sports book operations are in partnership with a company specializing in race and sports betting. At both Rising Star and Bronco Billy’s, we have contracted with other companies to operate our on-site and online sports wagering skins under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as  pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus.

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

Recent Developments

COVID-19 Pandemic.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, the number of newly-reported cases has declined from levels seen in late 2020 and early 2021. Additionally, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed throughout the world. At the start of the pandemic and continuing through today, COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties. As a result, we experienced a material decline in our revenues until our properties began reopening when permitted by local authorities. We reopened the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020. During the shutdown period, we evaluated labor, marketing and other costs at our businesses so that, upon reopening, our properties could reopen with significantly lower operating costs. As a result, our operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite capacity restrictions throughout our casinos and in our restaurants. The extent to which our financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; any additional actions imposed by governmental authorities to contain COVID-19 or minimize its impact; increased operating costs in light of social distancing requirements as a result of COVID-19; and general economic conditions, among others.

As of December 31, 2020, we believe we had a strong balance sheet and sufficient liquidity in place, including total cash and cash equivalents of $38 million. In February 2021, we issued the 2028 Notes, which further increased our cash balances. As of February 28, 2021, we had total cash and cash equivalents of approximately $232 million, which includes $180 million of restricted cash reserved to fund the Cripple Creek Project.

Debt Refinancing. On February 12, 2021, we issued $310 million of new 2028 Notes. The proceeds were used to redeem all $106.8 million of our senior secured notes due 2024 (the “Prior Notes”) and to repurchase all outstanding warrants totaling approximately 1.0 million shares. Additionally, $180 million of bond proceeds were placed in a construction reserve account to fund the Cripple Creek Project, including designing, developing, constructing, equipping and opening the project. Proceeds were also used to pay the transaction fees and expenses related to the offering, leaving approximately $8 million added to our unrestricted cash balances.

Sports Wagering in Indiana and Colorado.  In late 2020, an affiliate of Wynn Resorts launched its mobile sports offering in Colorado through the use of one of our permitted sports wagering “skins.” As of today, two of our three permitted skins are live in Colorado and one of our three permitted skins is live in Indiana. We expect our three remaining skins to go live in the next few months. We receive a percentage of defined revenues of each skin, subject to annual minimums. When all six skins are in operation, we should receive at least $7 million per year of sports gaming revenues. Since we incur very little expense related to these operations, almost all of such revenues should result in income.

Cripple Creek Project.  In 2018, we began planning and design work on our Cripple Creek Project, a new and distinct luxury hotel and casino located adjacent to our existing Bronco Billy’s. Reflecting changes made to the state’s gaming laws in November 2020, including the elimination of betting limits and the approval of new table games, we increased the size of our planned Cripple Creek expansion by 67% to approximately 300 luxury guest rooms and suites, from our previously planned 180 guest rooms.  Such plans were approved by the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021. The expected investment to complete the Cripple Creek expansion is $180 million, which we funded in February 2021 through the issuance of the 2028 Notes. With the funding complete, we started construction of the expanded luxury casino and hotel in late February 2021. We had previously intended to build the smaller project in two stages.  In light of the regulatory changes and our ability to fund the entire expanded project, we now intend to build the Cripple Creek Project all at once, with completion expected in the fourth quarter of 2022.

Waukegan Proposal.  On October 29, 2019, we submitted an Owners Gaming License Application to the Illinois Gaming Board (“IGB”) to develop and operate American Place, a casino and entertainment destination in Waukegan, Illinois. We continue to be one of three bidders for the Waukegan gaming license, which addresses an area midway between Chicago and

Milwaukee with high population density and no existing casino. If awarded the license by the IGB, we intend to develop and operate a temporary casino on that site while American Place is being constructed. American Place would include a world-class casino with a state-of-the-art sportsbook; a premium boutique hotel comprised of twenty luxurious villas, each ranging from 1,500 to 2,500 square feet with full butler service; a 1,500-seat live entertainment venue; and various food and beverage outlets. American Place was one of three proposals certified by the Waukegan City Council in late 2019. At that time, the city’s consultant ranked American Place the top proposal amongst the various submissions on numerous different criteria.

In October 2020, we signed a commitment letter with a multi-billion-dollar investment management firm that has experience with casino construction projects. The commitment letter anticipates fully funding the project with non-recourse development capital. Under terms of the commitment letter, we would be required to invest $25 million into the project as equity, will own no less than 60% of the project, and will receive management fees for operating the casino and related amenities. The commitment letter is conditioned upon us being awarded the Waukegan casino license by the IGB and the investment firm’s further due diligence review, among other items. No assurance can be given that we will be awarded the license by the IGB or that we will meet the other conditions under the commitment letter.

According to the IGB, the process for it to choose the preferred developer has been slowed by the pandemic. In December 2020, the IGB issued a request for proposals for an investment bank or similar consultant to advise the IGB in assessing the various proposals.  In January 2021, the IGB indicated that it received no responses to its RFP and was considering next steps, including the possible issuance of a revised RFP.  The IGB Administrator has indicated that he believes the IGB can make a preliminary suitability determination within six months of hiring an appropriate financial consultant.

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

Adjusted EBITDA, Adjusted Property EBITDA and Adjusted Property EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA see “Non-GAAP Measure.”  We utilize Adjusted Property EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 12 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data.” Additionally, we use Adjusted Property EBITDA Margin, which is calculated by dividing Adjusted Property EBITDA by the property’s revenues.

Results of Operations – 2020 Compared to 2019

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2020 and 2019, and reflects the mandatory closure of all of our properties for approximately three months beginning in March 2020 due to the pandemic.

	For the Years Ended
(In thousands)	December 31,		Percent
	2020	2019	Change
Total revenues	$125,589	$165,432	(24.1)%
Operating expenses	115,113	159,216	(27.7)%
Operating income	10,476	6,216	68.5%
Interest and other non-operating expenses, net	10,421	11,958	(12.9)%
Income tax (benefit) expense	(92)	80	(215.0)%
Net income (loss)	$147	$(5,822)	102.5%

The following table details the components of our total revenues for the twelve months ended December 31, 2020 and 2019, which are comprised of casino and non-casino operations.

	For the Years Ended
(In thousands)	December 31,		Percent
	2020	2019	Change
Casino revenues
Slots	$77,437	$93,228	(16.9)%
Table games	10,764	17,373	(38.0)%
Other	2,611	2,789	(6.4)%
	90,812	113,390	(19.9)%

Non-casino revenues, net
Food and beverage	19,766	35,069	(43.6)%
Hotel	7,410	11,535	(35.8)%
Other	7,601	5,438	39.8%
	34,777	52,042	(33.2)%
Total revenues	$125,589	$165,432	(24.1)%

The following discussion is based on our consolidated financial statements for the years ended December 31, 2020 and 2019, unless otherwise described. Because all of our operations were closed from mid-March 2020 through much of the second quarter of 2020, the comparisons for these years are not particularly meaningful. For further discussions, refer to “Operating results – reportable segments” below.

Revenues. Consolidated revenues decreased by 24.1%, primarily due to the mandatory closure of all of our properties in March 2020 for approximately three months, as well as capacity restrictions upon reopening. The first of our properties reopened on May 21, 2020, and all of our properties had reopened by June 15, 2020. Upon our reopening, our properties have been constrained by efforts to maintain “social distancing” during the pandemic, including reductions in the number of slot machines we are permitted to operate, the number of people that we can accommodate at each table game, the seating capacity of our bars and restaurants, and restrictions on the types of food service we can offer. Those restrictions continued through the end of 2020. Partially offsetting this, our contracted mobile sports operations generated $2.2 million and $0.1 million of revenue in 2020 and 2019, respectively, and are included in “Other Non-casino Revenues.” See “Recent Developments – Sports Wagering in Colorado and Indiana” for details.

Operating expenses. Consolidated operating expenses decreased 27.7%, primarily due to the prolonged closures in the first half of 2020, as discussed above. This affected payroll and related expenses across all of our departments, as well as numerous volume-related costs, such as gaming taxes, device fees and our cost of the food and beverages served to guests. We also opted to significantly reduce our marketing expenses during the closure period, although some of such expenses, such as some contracted billboards, could not be reduced. Certain other costs continued despite the closures, thereby affecting income, including utility costs, real estate taxes, a much-limited payroll, much of our rent, and the costs to secure our properties and meet certain gaming regulatory requirements.

When permitted to reopen our casinos in mid-2020, we reopened them cautiously, with limited hours of operation of many amenities and minimal staffing, as we were unsure as to the customer response. As the capacity of our restaurants was limited in order to ensure social distancing, we chose to eliminate certain promotions. We reduced the number of slot machines we operate, again to ensure social distancing and, in some cases, as required to do so by the gaming authorities.  This resulted in reductions in certain taxes based on the number of machines, as well as the amounts we pay for certain leased games. We have been limited in terms of the numbers of people who can participate at each table game, again to ensure social distancing, and we offset this by increasing the minimum wagers on our table games to help cover the operating costs associated with each game. Meanwhile, we expanded the number of stadium gaming and similar machines in the vicinity of our table games, to accommodate customers who may not want to play at higher table game minimums. We also used the closure period to revamp much of our marketing programs, particularly at Rising Star and Bronco Billy’s, which had recently installed new, state-of-the-art slot machine systems and therefore had much better marketing data than was available previously. The improved marketing data allowed us to focus our attention and benefits on our most important customers, while we were also able to identify groups of customers who had historically been receiving benefits that were not justified by their levels of play.

As a result, our operating expenses in the second half of 2020 declined significantly, much more so than our revenues.  This resulted in significant increases in income across our most important properties, as well as in our margins across all segments.

Interest and other non-operating expense, net.

Interest Expense

(In thousands)	For the Years Ended
	December 31,
	2020	2019
Interest cost (excluding loan fee amortization)	$9,400	$10,316
Amortization of debt issuance costs and discount	1,276	1,092
Change in fair value of interest rate cap agreement	—	92
Capitalized interest	(853)	(772)
	$9,823	$10,728

Interest expense decreased primarily due to the decline in the three-month London Interbank Offered Rate (“LIBOR”), which affected the total interest rate due for the Prior Notes.

On February 12, 2021, we issued the 2028 Notes. The proceeds were used to, among other things, refinance all of the Prior Notes. Unlike the floating interest rate for the Prior Notes, the interest rate for the 2028 Notes is fixed. See Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data,” for a more detailed discussion.

Other non-operating expense, net

We incurred $0.6 million and $1.2 million of other non-operating expense from the fair value adjustment of our common stock warrant liability in 2020 and 2019, respectively. The common stock warrant liability is adjusted to fair value each quarter, with such increases in fair value during both years primarily related to the increases in our share price.

Using a portion of the proceeds from the issuance of the 2028 Notes, we retired all outstanding warrants for $4 million in the first quarter of 2021. See Note 6 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion.

Income taxes. Our effective income tax rate for the years ended December 31, 2020 and 2019 was (167.3)% and (1.4)%, respectively.  Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of changes in tax law, changes in valuation allowance, and items that are permanently treated differently for GAAP and tax purposes.  During 2020, we continued to provide a valuation allowance against our deferred tax assets, net of any available deferred tax liabilities.  In future years, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets, then we may reverse some or all of our valuation allowance against our deferred tax assets.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2020 results. Taxable income generated in 2020 results in the utilization of historical net operating losses carrying forward, which are able to offset 100% of taxable income. Due to the level of uncertainty regarding sufficient prospective income as measured under GAAP, we maintain a valuation allowance against our deferred tax assets, as mentioned above.

See Note 8 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data,” for a more detailed discussion.

Operating results – reportable segments

We manage our casinos based on geographic regions within the United States. Accordingly, Stockman’s and Grand Lodge Casino comprise our Northern Nevada business segment, while Silver Slipper, Bronco Billy’s and Rising Star are currently distinct segments. Our Rising Star segment includes results for our ferry boat operations between Indiana and Kentucky, as well as our three contracted sports skins in Indiana. The Bronco Billy’s segment includes the Christmas Casino in Cripple Creek, Colorado, which operated from November 2018 through September 2020, as well as our three contracted sports skins in Colorado.

The following table presents detail by segment of our consolidated revenue and Adjusted EBITDA. Management uses Adjusted Property EBITDA as its measure of segment profit.

(In thousands)	For the Years Ended
	December 31,		Percent
	2020	2019	Change
Revenues
Silver Slipper Casino and Hotel	$62,513	$73,201	(14.6)%
Rising Star Casino Resort(1)	31,028	45,620	(32.0)%
Bronco Billy’s Casino and Hotel(2)	20,316	27,507	(26.1)%
Northern Nevada Casinos	11,732	19,104	(38.6)%
	$125,589	$165,432	(24.1)%
Adjusted Property EBITDA and Adjusted EBITDA
Silver Slipper Casino and Hotel	$14,669	$13,159	11.5%
Rising Star Casino Resort(1)	3,841	1,330	188.8%
Bronco Billy’s Casino and Hotel(2)	4,479	3,000	49.3%
Northern Nevada Casinos	454	3,161	(85.6)%
Adjusted Property EBITDA	23,443	20,650	13.5%
Corporate	(3,789)	(4,710)	19.6%
Adjusted EBITDA	$19,654	$15,940	23.3%

(1)	Includes amounts related to the property’s contracted sports revenue. One of our three contracted sports skins launched operations in Indiana in December 2019.
(2)	Includes amounts related to the property’s contracted sports revenue. One of our three contracted sports skins launched operations in Colorado in June 2020, and a second sports skin commenced operations in December 2020.

Silver Slipper Casino and Hotel

Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020, until we were permitted to reopen on May 21, 2020. Due primarily to this pandemic-related closure lasting more than two months, revenues decreased by 14.6% during 2020. Casino revenue decreased by 5.1% due to the extended closure period, though casino revenue grew in the second half of 2020 despite capacity restrictions after reopening. Those constraints included a reduction in the number of available slot machines and gaming positions at table games.

Non-casino revenue decreased by 29.7% during 2020, also due to impacts of the casino closure and limited operations upon our reopening. The majority of our non-casino revenue is from our food and beverage outlets. Food and beverage revenues declined by 33.1%, due to fewer buffet covers following protocols for socially-distanced tables, the elimination of “two-for-one” and other buffet promotions, and the decision to not initially reopen the Oyster Bar. Hotel revenues decreased by 19.3%, with relatively flat hotel occupancy and average daily room rates as compared to 2019. Total occupied room-nights fell by 19.9% to 32,017 room-nights in 2020, as the hotel was also closed in Spring 2020 due to the pandemic.

Adjusted Property EBITDA increased by 11.5%, reflecting a focus on marketing and labor improvements. During the shutdown period, we reexamined our cost structure, specifically focusing on labor and marketing efficiencies company-wide. Upon reopening, we ensured that the hours of operations of our amenities were appropriately matched to our business levels. Additionally, Silver Slipper’s operational performance reflects the benefit of numerous investments in the property in recent years. Such investments included a substantial renovation of the casino and the buffet, a renovated porte cochere and other sense-of-arrival improvements, the Beach Club, the Oyster Bar, and the introduction of on-site sports betting. Other efforts to reduce costs included cancelling free entertainment acts to comply with social distancing limitations on gatherings. Volume-related costs were also lower, such as lower food costs at the buffet, due to fewer covers in light of capacity constraints.

Rising Star Casino Resort

Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020 until we were permitted to reopen on June 15, 2020. Due to this pandemic-related closure for approximately three months, as well as operating restrictions throughout the property upon reopening, revenues decreased by 32.0%. An increase in competition also affected results, as a casino near Louisville replaced its original casino boat with a large new casino in December 2019. Additionally, in January 2020, racetrack casinos near Indianapolis began offering live table games. As a result, casino revenue decreased by 31.3%, with slot revenues declining by 27.3% and table games revenues decreasing by 47.0%.

Non-gaming revenues decreased by 33.3% during 2020 due to lower guest volumes. Food and beverage revenues decreased by 61.6% during 2020, reflecting the permanent closure of Rising Star’s buffet and limited operating hours for its other restaurants since being permitted to reopen. Hotel revenues also decreased due to lower occupancy. Total occupied room-nights decreased 49.3% to 40,575 in 2020.

Other non-casino revenues rose in 2020, reflecting a full year of operations from the first of our three sports skins in Indiana. As this sports skin did not commence operations until December 30, 2019, sports wagering revenue in 2019 was only $0.1 million. We expect our two remaining skins in Indiana to go live within the next few months. Other non-casino revenues also includes sales of “free play” that the state’s casinos are permitted to transfer to other casino operators within Indiana. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers, as it is permitted to do under state law. Such sales resulted in $2.1 million and $1.0 million of revenue in the fourth quarters of 2020 and 2019, respectively.

Adjusted Property EBITDA increased to $3.8 million in 2020 from $1.3 million in 2019, despite approximately three months of closure in Spring 2020 due to the pandemic. The improvement reflected our focus on controlling costs and our revamped marketing approach, as well as capital investments made in recent years.  Such capital investments included the ferry boat service, renovations of the pavilion and much of the hotel, conversion of a deli into a new restaurant, the RV park and the new slot machine management system. Efforts to control costs included reducing staff, decreasing marketing expenses, cancelling free entertainment acts to comply with social distancing limitations on gatherings, and replacing our buffet with more efficient food and beverage service options. Volume-related costs were also lower, such as lower food costs in our dining outlets, due to fewer covers in light of capacity constraints.  Adjusted Property EBITDA in 2020 also reflects the positive impact from the sports skin and the sale of “free play,” both of which have few related expenses.

On July 1, 2021, new Indiana gaming legislation, including a reduction in certain gaming taxes for Rising Star and other casino operators in the state, is expected to go into effect.

Bronco Billy’s Casino and Hotel

Pursuant to state government orders, we temporarily closed Bronco Billy’s on March 17, 2020 until we were permitted to reopen on June 15, 2020. Due to this pandemic-related closure for approximately three months, as well as operating restrictions throughout the property upon reopening, revenues decreased by 26.1% during 2020. Casino revenue decreased by 22.4%, reflecting the citywide shutdown of all table games from Spring 2020 through February 2021 and a steep reduction in the number of available slot machines. While table games are currently allowed, capacity at table games has been restricted to ensure social distancing.

Also due to state- and city-mandated operating restrictions in response to the pandemic, non-gaming revenues decreased by 41.3%. Food and beverage revenues decreased by 60.4% due to the temporary closure, limitations on seating, fewer available food outlets upon reopening, and reduced operating hours. Hotel revenues decreased by 33.4%, reflecting a 59.6% decline in total occupied room-nights. Other non-casino revenues tripled to $0.9 million in 2020, including $0.7 million of revenue from two of our three permitted sports skins in Colorado. Our first sports skin launched operations in Colorado on June 4, 2020, followed by the second skin on December 22, 2020. In 2019, other non-casino revenues were $0.3 million. We expect that our third permitted sports skin will launch in Colorado within the next few months.

Adjusted Property EBITDA increased to $4.5 million in 2020 from $3.0 million in 2019, despite nearly three months of closed operations. The increase in Adjusted Property EBITDA was due to an improved customer experience and analytics from Bronco Billy’s new slot marketing system, labor controls (partially offset by certain labor expenses related to the pandemic), a $424,000 benefit in the third quarter of 2020 from the elimination of point redemption liabilities that accrued under the property’s prior loyalty program, and the launch of the two sports skins noted above, which have few related expenses. Results also benefited from the closure of the small, free-standing Christmas Casino, which operated from November 2018 to September 2020. While the unique decor of the small casino resulted in an increase in overall revenues, the increase was not sufficient to offset the additional costs of operations. The Christmas Casino did not have any convenient parking and was physically removed from our Bronco Billy’s operation.

Northern Nevada

The Northern Nevada segment consists of the Grand Lodge and Stockman’s casinos and is historically the smallest of the Company’s segments. Our Northern Nevada operations are seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge Casino is located near several ski resorts, including Alpine Meadows, Northstar and Squaw Valley. We typically benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas. In 2020, this business segment was more negatively affected by the COVID-19 pandemic than our other business segments.

Grand Lodge, for example, is located within the Hyatt Lake Tahoe luxury resort in Incline Village, Nevada. Its customer base includes the local community, as well as visitors to the Hyatt Lake Tahoe. The pandemic has adversely affected the Hyatt Lake Tahoe, including its meeting and convention business. The pandemic also affected the capacity of nearby ski areas this winter. To ensure social distancing, ski areas are currently required to operate their lifts at substantially less than full capacity. Many ski areas have also limited lift ticket sales to attempt to control the resultant lift lines. This has affected visitation to the region, including to the Hyatt Lake Tahoe and our casino.

Stockman’s Casino is in Fallon, Nevada, home to a large Naval Air Station, where Navy pilots and crews visit for training, often while their aircraft carriers are in port. To protect the health of both its service members and the host community, the Navy has restricted much of its personnel from leaving the base.

Pursuant to state government orders on March 17, 2020, we temporarily closed both Grand Lodge and Stockman’s until we were permitted to reopen on June 4, 2020. Due to this pandemic-related closure for nearly three months, as well as visitation declines noted above after reopening, revenues decreased by 38.6%. Similarly, casino revenues decreased by 36.2% in 2020 due to lower guest counts at both properties, as well as extended closures for our table games operations. While we resumed table games operations starting in the third quarter of 2020 at Grand Lodge, such operations remain closed at Stockman’s. Electronic table games have been installed as an alternative to meet this demand at Stockman’s, and the initial customer response appears positive, appealing to a potential new clientele. Slot volumes at Grand Lodge and Stockman’s declined 28.5% and 43.3%, respectively, in 2020. Food and beverage revenue at Stockman’s Casino decreased by 59.4% in 2020.

Adjusted Property EBITDA decreased by $2.7 million, reflecting the $7.4 million decline in revenues, due primarily to the effects of the state-mandated closure of casinos, the continuing constraints of safety protocols, and reductions in the number of guests. Similar to our other properties, we also focused on labor efficiencies at both properties upon reopening in mid-2020. Management’s decision to not yet reopen table games at Stockman’s Casino – which requires significantly higher labor levels than our slot operations – helped to meaningfully reduce labor expense in the second half of 2020 at Stockman’s Casino. As a result, the impact of lower casino revenues during the year was partially offset by the reduction in labor, helping to mitigate the overall decline in Adjusted Property EBITDA.

Corporate

Corporate expenses decreased by 19.6% in 2020, primarily due to decreases in professional fees, payroll and related expenses; the allocation of costs for corporate services to our properties beginning in April 2020; and, to a lesser extent, a reduction in taxes and travel expenses. In Spring 2020, when our casinos were closed, we temporarily reduced our corporate staff to a small group of necessary employees.

As noted above, in April 2020, we began allocating the cost of certain corporate services to our properties, consistent with the practice of other casino companies. Previously, such costs were carried at the corporate level. In 2020, a total of $773,000 was allocated, consisting of $235,000 of additional costs at Silver Slipper, $181,000 at Bronco Billy’s, $194,000 at Rising Star and $163,000 for Northern Nevada. The allocations were proportionally based on the segment’s revenue relative to total revenue in 2019. Management believes that such allocations are appropriate and that they make our financial results more comparable to other casino companies.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA:

(In thousands)	For the Years Ended
	December 31,
	2020	2019
Net income (loss)	$147	$(5,822)
Income tax (benefit) expense	(92)	80
Interest expense, net of amounts capitalized	9,823	10,728
Adjustment to fair value of warrants	598	1,230
Operating income	10,476	6,216
Project development costs	423	1,037
Depreciation and amortization	7,666	8,331
Loss on disposal of assets, net	684	8
Stock-based compensation	405	348
Adjusted EBITDA	$19,654	$15,940

The following tables present reconciliations of operating income (loss) to Adjusted Property EBITDA and Adjusted EBITDA:

For the Year Ended December 31, 2020
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$11,421	$3,004	$244	$—	$—	$14,669
Rising Star Casino Resort	1,363	2,478	—	—	—	3,841
Bronco Billy’s Casino and Hotel	3,025	1,450	4	—	—	4,479
Northern Nevada Casinos	(562)	581	435	—	—	454
	15,247	7,513	683	—	—	23,443
Other operations
Corporate	(4,771)	153	1	423	405	(3,789)
	$10,476	$7,666	$684	$423	$405	$19,654

For the Year Ended December 31, 2019
(In thousands)
						Adjusted
						Property
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Casino properties
Silver Slipper Casino and Hotel	$9,700	$3,454	$5	$—	$—	$13,159
Rising Star Casino Resort	(1,096)	2,426	—	—	—	1,330
Bronco Billy’s Casino and Hotel	1,297	1,700	3	—	—	3,000
Northern Nevada Casinos	2,562	599	—	—	—	3,161
	12,463	8,179	8	—	—	20,650
Other operations
Corporate	(6,247)	152	—	1,037	348	(4,710)
	$6,216	$8,331	$8	$1,037	$348	$15,940

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Silver Slipper of $1.6 million in 2020 and $1.7 million in 2019, (ii) Northern Nevada segment of $1.8 million in 2020 and $1.9 million in 2019, and (iii) Bronco Billy’s of $0.6 million in both 2020 and 2019. Finance lease payments of $0.7 million in 2020 and $0.8 million in 2019 related to Rising Star’s smaller hotel are not deducted, as such payments are accounted for as interest expense and amortization of debt related to the finance obligation.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2020, we had $37.7 million of unrestricted cash and equivalents. We currently estimate that between $7 million and $9 million of cash is required for our day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages.

In May 2020, we received approximately $5.6 million of unsecured loan proceeds under the CARES Act (the “CARES Act Loans”). At that time, we were unsure as to the potential length of the closure period, the operating restrictions under which we might be allowed to reopen, and the response that our customers would have to the situation and those operating restrictions. Capital was otherwise generally not available to us at the time. Two of our subsidiaries, one in Colorado and one in Indiana, qualified under the Payroll Protection Plan aspect of the CARES Act and utilized the proceeds of such loans to put employees back to work and to pay certain other costs, such as utilities, as was permitted under the CARES Act.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2020 was $9.0 million compared to $10.5 million in 2019. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts, such as receivables, prepaid expenses, and payables. The decrease in our operating cash flows during 2020 compared to 2019 was primarily due to the receipt of $6.0 million in 2019 for one-time market access fees related to our sports betting contracts in Indiana and Colorado. In 2020, cash was reduced by the outstanding receivables not yet received from the sale of $2.1 million of “free play” at Rising Star.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2020 was $2.6 million, which primarily related to the Cripple Creek Project. Cash used in investing activities during 2019 was $8.7 million, which primarily related to capital expenditures for maintenance and certain growth-related projects, including the Cripple Creek Project, the renovation and rebranding of a casual restaurant at Rising Star into the new Ben’s Bistro, the remodeling of the Silver Slipper casino, and the renovation of the Stockman’s Steakhouse.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during 2020 was $1.5 million, while cash provided by financing activities during 2019 was $7.4 million. Comparing both years, we received proceeds totaling $5.6 million related to the CARES Act Loans, and we issued an additional $10 million of the Prior Notes in May 2019, partially offset in both periods by debt costs and principal payments on the Prior Notes, and principal payments for the finance lease at Rising Star.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations in addition to planned capital expenditures. Subject to the effects of the economic uncertainties discussed herein, we expect to continue to generate sufficient cash flow to meet our interest requirements and maintain our properties. In February 2021, we refinanced our debt with the 2028 Notes. Certain capital expenditures designed to grow the Company, including our proposed casino in Waukegan, may require additional financing. While, as noted, we have tentatively arranged for most of such financing with a significant investment firm, we may still require additional financing to fund our portion of the project funding. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. If we are unable to generate sufficient operating cash flow and/or access the capital markets, we could be required to adopt one or more alternatives, such as reducing, delaying, or eliminating certain planned capital expenditures, selling assets, obtaining additional equity financing, or borrowing at higher costs of capital.

Long-Term Debt. At December 31, 2020, we had $106.8 million of principal indebtedness outstanding under the Prior Notes. Additionally, in the midst of the pandemic when all operations were suspended, we obtained the CARES Act Loans. We also owe $3.8 million related to our finance lease of a hotel at Rising Star.

As discussed in the “Executive Overview” above, in February 2021, we issued the 2028 Notes and used the proceeds to repay all of the Prior Notes (including a small call premium); redeem all outstanding warrants totaling 1,006,568 shares; pay transaction fees and expenses related to the bond issuance; fund a construction disbursement account with $180 million to complete the Cripple Creek Project; and add approximately $8 million to our existing Unrestricted Cash and Equivalents.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino currently has an option for Hyatt to purchase our leasehold interest and related casino operating assets. See Note 7 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. Though pandemic-related closures caused us to suspend our larger projects from March 2020 through the end of the year, we resumed our capital investments in 2021. These investments are designed to improve the guest experience and to drive visitation at our properties, revenue and income growth.

Cripple Creek Project - As discussed above in the “Executive Overview,” we recently augmented our plans to build a new luxury hotel and casino adjacent to our existing Bronco Billy’s property in Cripple Creek, Colorado. To fund the project, we issued the 2028 Notes, which included $180 million of proceeds to fully fund the remaining expected investment. Of such total, we currently expect to invest $50 million in 2021 and the remaining $130 million in 2022. Such amounts exclude capitalized interest. In February 2021, we commenced construction on the expanded project and completion is expected in the fourth quarter of 2022.

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

Principal Debt Arrangements

Senior Secured Notes due 2024

As of December 31, 2020, we owed $106.8 million under the Prior Notes. On February 12, 2021, we refinanced all of our outstanding Prior Notes, as further discussed below.

Senior Secured Notes due 2028

On February 12, 2021 we refinanced all of our outstanding Prior Notes through the issuance of $310 million of new senior secured notes due 2028. The 2028 Notes are secured by liens on substantially all of our assets and are guaranteed by all of our restricted subsidiaries. We placed $180 million of the debt proceeds into a construction reserve account dedicated to the construction of the Cripple Creek Project.

The 2028 Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the 2028 Notes is payable on February 15 and August 15 of each year.

On or prior to February 15, 2024, we may redeem up to 35% of the original principal amount of the 2028 Notes with proceeds of certain equity offerings at a redemption price of 108.25%, plus accrued and unpaid interest to the redemption date. In addition, we may redeem some or all of the 2028 Notes prior to February 15, 2024 at a redemption price of 100% of the principal amount of the 2028 Notes, plus accrued and unpaid interest to the redemption date and a “make-whole” premium. Thereafter, the 2028 Notes may be prepaid at 104.125% of par through February 14, 2025, 102.063% through February 14, 2026, and 100% thereafter.

Unsecured Loans Under the CARES Act

On May 8, 2020, two of our wholly-owned subsidiaries obtained the CARES Act Loans in the aggregate amount of $5.6 million. Such funds were principally used to rehire several hundred employees at Rising Star and Bronco Billy’s in advance of, and subsequent to, their reopenings in mid-June 2020 from the mandated closures. The CARES Act Loans bear interest at a fixed rate of 1.00% per year, and are set to mature on May 3, 2025. After a 15-month deferment period for principal and interest payments, we are required to make loan payments of $128,557 each month, beginning in September 2021. The CARES Act Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such unsecured loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses over a 24-week period, including primarily the payroll and health benefits of employees who might otherwise have been without jobs or health benefits. We intend to seek forgiveness of these loans, as permitted by the legislation, but there is no certainty that any or all of such loans will be forgiven.

Covenants

The indenture governing the Prior Notes contained customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. As defined in the indenture, we were required to maintain a total leverage ratio, which measured “Consolidated EBITDA” against outstanding net debt. Additionally, we were allowed to deduct up to $15 million of our cash and equivalents (beyond estimated cash utilized in daily operations) in calculating the numerator of such ratio. Due to the refinancing of the Prior Notes in February 2021, no total leverage ratio covenant was applicable as of December 31, 2020. However, we believe that we satisfied such covenants at the end of the fourth quarter, had the debt not been refinanced.

As noted above, we refinanced the Prior Notes in February 2021 with proceeds from the issuance of the 2028 Notes. The 2028 Notes also contain customary representations and warranties and customary financial covenants. Unlike the Prior Notes, the 2028 Notes do not have a quarterly leverage ratio that we are required to maintain.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2020 and 2019 annual impairment tests, we utilized the option to perform a qualitative analysis for our goodwill and indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value.

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

Revenue for food and beverage, hotel, and other revenue transactions is typically the net amount collected from the customer for such goods and services, plus the retail value of (i) discretionary comps and (ii) comps provided in return for redemption of loyalty points. We record such revenue as the good or service is transferred to the customer. Additionally, we may collect deposits in advance for future hotel reservations or entertainment, among other services, which represent obligations to us until the service is provided to the customer. Sales and similar revenue-linked taxes (except for gaming taxes) collected from customers on behalf of, and submitted to, taxing authorities are also excluded from revenue and recorded as a current liability.

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. We entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star and at Bronco Billy’s (the “Sports Agreements”). As part of these Sports Agreements, we received one-time market access fees in cash, which were recorded as a long-term liability in the same amount and will be recognized as revenue ratably over the initial term length of the agreements of 10 years, beginning with the commencement of operations. See Note 2 to the consolidated financial statements set forth in “Item 8. Financial Statements and Supplementary Data” for more information.

Customer Loyalty Programs

We have separate customer loyalty programs at each of our properties – the Slipper Rewards Club, the Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club®, and the Stockman’s Winner’s Club. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as free play, complimentary dining, or hotel stays, among others, depending on each property’s specific offers. We also occasionally offer sweepstakes and other promotions for tracked customers that do not require redemption of points.

As points are accrued, we defer a portion of our gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points for program benefits as described above. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes- Valuation Allowance- Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company provides valuation allowances against deferred tax assets when it is deemed “more likely than not” that some portion or all of the deferred tax asset will not be realized within a reasonable period of time.  Future realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  Sources of taxable income include future reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies, collectively referred to herein as “estimated taxable income sources”.  The Company’s valuation allowance for its US federal and certain state deferred tax assets was $11 million as of December 31, 2020.

We identified the Company’s valuation allowance analysis and conclusion as a critical audit matter because of the estimates and judgments required by management in determining estimated taxable income sources.  Auditing the estimated taxable income sources required a high degree of auditor judgment and increased audit effort, including the need to involve our income tax specialists in evaluating the appropriateness and reasonableness of such estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated taxable income sources included the following, among others:

●	We tested the design and implementation of controls over management’s estimates of the realization of the deferred tax assets, including those over projected taxable income.
●	We evaluated the reasonableness of management’s projections of taxable income, including consideration of non-recurring items, by comparing actual results to management’s historical estimates and considering the consistency of the estimates of projected future taxable income (adjusted for non-recurring items, as applicable) with evidence obtained in other areas of the audit.
●	With the assistance of our income tax specialists, we evaluated the reasonableness of management’s assessment of the significance and weighting of negative and positive evidence that is objectively verifiable, as well as whether it was more likely than not that sufficient estimated taxable income sources would be generated in the future for all or a portion of the net deferred tax assets to be realized, including consideration of:
o	Relevant tax laws and regulations;
o	Future reversals of deferred tax liabilities;
o	Relevant tax planning strategies; and
o	Projected future taxable income, including adjustments for non-recurring items, as applicable.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 12, 2021

We have served as the Company’s auditor since 2019.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenues
Casino	$90,812	$113,390
Food and beverage	19,766	35,069
Hotel	7,410	11,535
Other operations, including online/mobile sports	7,601	5,438
	125,589	165,432
Operating costs and expenses
Casino	33,749	50,673
Food and beverage	19,378	33,950
Hotel	3,773	5,608
Other operations	1,855	3,557
Selling, general and administrative	47,585	56,052
Project development costs	423	1,037
Depreciation and amortization	7,666	8,331
Loss on disposal of assets, net	684	8
	115,113	159,216
Operating income	10,476	6,216
Other expense
Interest expense, net of amounts capitalized of $853 and $772	(9,823)	(10,728)
Adjustment to fair value of warrants	(598)	(1,230)
	(10,421)	(11,958)
Income (loss) before income taxes	55	(5,742)
Income tax (benefit) expense	(92)	80
Net income (loss)	$147	$(5,822)

Basic earnings (loss) per share	$0.01	$(0.22)
Diluted earnings (loss) per share	$0.01	$(0.22)
Basic weighted average number of common shares outstanding	27,093,656	26,979,829
Diluted weighted average number of common shares outstanding	27,783,654	26,979,829

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and equivalents	$37,698	$28,851
Restricted cash	—	1,000
Accounts receivable, net	4,904	2,206
Inventories	1,511	2,292
Prepaid expenses and other	2,461	3,340
	46,574	37,689

Property and equipment, net	115,772	121,487
Operating lease right-of-use assets, net	17,361	19,171
Goodwill	21,286	21,286
Other intangible assets, net	10,963	11,056
Deposits and other	660	646
	$212,616	$211,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,191	$5,216
Accrued payroll and related	2,397	3,044
Other accrued liabilities	10,810	10,613
Current portion of operating lease obligations	3,283	2,707
Current portion of finance lease obligation	491	448
Current portion of long-term debt	426	1,100
Common stock warrant liability	2,653	2,055
	24,251	25,183

Operating lease obligations, net of current portion	14,914	16,706
Finance lease obligation, net of current portion	3,298	3,829
Long-term debt, net	106,832	102,923
Deferred income taxes, net	620	712
Contract liabilities, net of current portion	5,398	5,886
Other long-term liabilities	626	—
	155,939	155,239
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 28,385,299 and 28,345,525 shares issued and 27,124,292 and 27,075,962 shares outstanding	3	3
Additional paid-in capital	64,826	64,402
Treasury stock, 1,261,007 and 1,269,563 common shares	(1,538)	(1,548)
Accumulated deficit	(6,614)	(6,761)
	56,677	56,096
	$212,616	$211,335

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020 and 2019

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
December 31, 2020	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Beginning balances	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096
Exercise of stock options	8	—	19	(9)	10	—	29
Stock grants	31	—	54	—	—	—	54
Stock-based compensation	—	—	351	—	—	—	351
Net income	—	—	—	—	—	147	147
Ending balances	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
December 31, 2019	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Beginning balances	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345
Exercise of stock options	35	—	119	(87)	106	—	225
Stock grants	22	—	48	—	—	—	48
Stock-based compensation	—	—	300	—	—	—	300
Net loss	—	—	—	—	—	(5,822)	(5,822)
Ending balances	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096

See notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$147	$(5,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,666	8,331
Amortization of debt issuance and warrant costs and other	1,276	1,092
Stock-based compensation	405	348
Change in fair value of stock warrants	598	1,230
Change in fair value of interest rate cap	—	92
Loss on disposal of assets	684	8
Increases and decreases in operating assets and liabilities:
Accounts receivable	(2,698)	(171)
Prepaid expenses, inventories and other	1,660	(678)
Deferred taxes	(92)	80
Contract liabilities	785	5,985
Accounts payable and accrued expenses	(1,440)	(26)
Net cash provided by operating activities	8,991	10,469
Cash flows from investing activities:
Purchase of property and equipment	(2,638)	(8,088)
Other	19	(582)
Net cash used in investing activities	(2,619)	(8,670)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2024 borrowings	—	10,000
Proceeds from CARES Act unsecured loans	5,606	—
Payment of debt discount and issuance costs	(2,548)	(1,188)
Repayment of Senior Secured Notes due 2024	(1,100)	(1,075)
Repayment of finance lease obligation	(488)	(544)
Proceeds from exercise of stock options	29	225
Other	(24)	—
Net cash provided by financing activities	1,475	7,418

Net increase in cash, cash equivalents and restricted cash	7,847	9,217
Cash, cash equivalents and restricted cash, beginning of period	29,851	20,634
Cash, cash equivalents and restricted cash, end of period	$37,698	$29,851

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$8,514	$9,550
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$298	$515

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

The Company currently operates five casinos; four are part of real estate that we own or lease and one is located within a hotel owned by a third party. The Company is currently constructing a new luxury casino hotel adjacent to its existing facility in Cripple Creek, Colorado. We also benefit from six permitted sports “skins” that we are allowed to operate, three in Colorado and three in Indiana. We have contracted with other companies to operate these online sports wagering sites under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. The following table identifies our properties along with their locations:

Property	Location
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Cripple Creek Casino and Hotel Project (under construction)	Cripple Creek, CO (near Colorado Springs)

The Company manages its casinos based on geographic regions within the United States. See Note 12 for further information.

Impact of the COVID-19 Pandemic and Company Response.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, the number of newly-reported cases has declined from levels seen in late 2020 and early 2021. Additionally, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed throughout the world. At the start of the pandemic and continuing through today, COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders to prevent the spread of COVID-19, the Company temporarily closed all of its casino properties. As a result, the Company experienced a material decline in its revenues until its properties began reopening when permitted by local authorities.

The Company reopened the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020. During the shutdown period, the Company evaluated labor, marketing and other costs at its businesses so that, upon reopening, its properties could reopen with significantly lower operating costs. As a result, the Company’s operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite capacity restrictions throughout its casinos and in its restaurants. The extent to which the Company’s financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; any additional actions imposed by governmental authorities to contain COVID-19 or minimize its impact; increased operating costs in light of social distancing requirements as a result of COVID-19; and general economic conditions, among others.

As of December 31, 2020, the Company had total cash and cash equivalents of $37.7 million. In February 2021, the Company issued the 2028 Notes, which further increased its cash balances, as further described in Note 6 below. Subsequent to such refinancing, as of February 28, 2021, the Company had total cash and cash equivalents of approximately $232 million, which includes $180 million of restricted cash reserved to fund its new Cripple Creek casino hotel, including designing, developing, constructing, equipping and opening the project (the “Cripple Creek Project”).

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

The Company utilizes Level 2 inputs when measuring the fair value of its interest rate cap and utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and most financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability (see Note 11).

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

(In thousands)	December 31,
	2020	2019
Accounts receivable	$5,080	$2,347
Accounts receivable allowance	(176)	(141)
	$4,904	$2,206

In 2020, the increase in accounts receivables reflects the sale of “free play” at Rising Star for $2.1 million, which was not due for collection until the first quarter of 2021. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers, as it is permitted to do under state law. In 2019, the Company sold a portion of its “free play” for $1.0 million, which was collected by year-end.

The increase in accounts receivable in 2020 also reflects the launch of the Company’s contracted sports wagering skins. Two of the Company’s three active skins are paid in arrears. As a result, the accounts receivable balance related to those two skins will increase monthly until we receive their annual payments. The third skin was required to prepay its contracted amount upon launch.

Inventories. Inventories consist primarily of food, beverage and retail items, and are stated at the lower of cost or net realizable value. Costs are determined using the first-in, first-out and the weighted average methods.

Property and Equipment. Property and equipment are stated at cost and are capitalized and depreciated, while normal repairs and maintenance are expensed in the period incurred. A significant amount of the Company’s property and equipment was acquired through business combinations, and therefore, were recognized at fair value measured at the acquisition date. Gains or losses on dispositions of property and equipment are included in operating expenses, effectively as adjustments to depreciation estimates.

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. For assets to be held and used, the Company reviews for impairment whenever indicators of impairment exist. When such events or changes in circumstances are present, the Company estimates the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, then the Company would recognize an impairment loss based on the fair value of the asset, typically measured using a discounted cash flow model.

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

Capitalized Interest. Interest costs associated with major construction projects are capitalized and included in the cost of the projects. When no debt is incurred specifically for construction projects, interest is capitalized on amounts expended using the weighted average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially complete or construction activity is suspended for more than a brief period.

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

For material leases with terms greater than a year, the Company records right-of-use (“ROU”) assets and lease liabilities on the balance sheet, as measured on a discounted basis. For finance leases, the Company recognizes interest expense associated with the lease liability and depreciation expense associated with the ROU asset; for operating leases, the Company recognizes straight-line rent expense.

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

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate as estimated by third-party valuation specialists in determining the present value of future payments based on the information available at the commencement date and/or modification date. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term for operating leases. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

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

Revenue Recognition of Accrued Club Points and Deferred Revenues:

Accrued Club Points and Customer Loyalty Programs: Operating Revenues and Related Costs and Expenses.  The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as sports wagering, golf, RV park operations, and entertainment). The majority of its revenues are derived from casino gaming, principally slot machines.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. The Company’s properties have separate customer loyalty programs: the Slipper Rewards Club, the Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club®, and the Stockman’s Winner’s Club. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under such loyalty programs for various benefits, such as “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Liabilities based on the standalone retail value of such benefits were $0.8 million and $1.4 million for December 31, 2020 and 2019, respectively, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time market access fees totaling $6 million in cash, which were recorded as a long-term liability in the same amount and will be recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations.

Indiana. In the fourth quarter of 2019, one of the Company’s Sports Agreements commenced both its on-site and online sports wagering in Indiana. The two remaining Sports Agreements in Indiana are expected to go live in the next few months.

Colorado. In the second quarter of 2020, one of the Company’s three contracted mobile sports wagering websites in Colorado commenced operations. This was followed by the commencement of the Company’s second contracted mobile sports wagering website in Colorado in December 2020. For this second launch, as contractually required, the Company received a cash payment of $1 million on the launch date. Such payment is for the minimum annual revenue due to the Company over the following year and, accordingly, is included as part of the current portion of deferred revenues. The third contracted party commenced on-site sports wagering at Bronco Billy’s in September 2020, but the market access fees and annual minimum revenue amounts are not recognized until they launch their mobile sports wagering “skin” in Colorado, which is expected go live in the next few months.

Deferred revenues consisted of the following as discussed above:

(In thousands)		December 31,
	Balance Sheet Location	2020	2019
Deferred revenue, current	Other accrued liabilities	$1,372	$99
Deferred revenue, net of current portion	Contract liabilities, net of current portion	5,398	5,886
		$6,770	$5,985

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $2.2 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, which are expensed as incurred. During 2020 and 2019, these costs were associated with our pursuit to develop and operate American Place, a casino and entertainment destination in Waukegan, Illinois. Additionally in 2020, project development costs include option deposits paid to purchase land in New Mexico totaling $250,000; management wrote off these option deposits, which expired in July 2020.

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

Income Taxes. We classify deferred tax liabilities and assets, along with any related valuation allowance, as non-current on the consolidated balance sheets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed “more likely than not” that some portion or all of the deferred tax asset will not be realized within a reasonable time period.

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

(In Thousands)	Year Ended December 31,
	2020	2019
Numerator:
Net income (loss) - basic	$147	$(5,822)
Adjustment for assumed conversion of warrants	—	—
Net income (loss) - diluted	$147	$(5,822)

Denominator:
Weighted-average common and common share equivalents - basic	27,094	26,980
Potential dilution from share-based awards	690	—
Weighted-average common and common share equivalents - diluted	27,784	26,980
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	1,943	3,851

Reclassifications. Certain reclassifications have been made to 2019 amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported results of operations or financial position.

Recently Issued Accounting Pronouncements Not Yet Adopted. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This standard simplifies the accounting for income taxes and includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and updates and simplifies certain areas of the codification. ASU 2019-12 is effective for the Company beginning on January 1, 2021. The Company is currently evaluating the update to determine the impact of the adoption on its consolidated financial statements, but does not expect any of the provisions therein to have a material impact.

The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In Thousands)	December 31,
	2020	2019
Land and improvements	$16,144	$16,144
Buildings and improvements	114,911	114,672
Furniture and equipment	46,636	47,886
Construction in progress	11,735	10,856
	189,426	189,558
Less: Accumulated depreciation	(73,654)	(68,071)
	$115,772	$121,487

Property and equipment included assets under finance leases related to our hotel at Rising Star Casino Resort (Note 7) as follows:

(In Thousands)	December 31,
	2020	2019
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,724
	7,726	7,726
Less: Accumulated amortization	(2,847)	(2,689)
	$4,879	$5,037

4. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following tables set forth changes in the carrying value of goodwill by segment:

(In Thousands)	December 31, 2020
	Gross			Balance at
	Carrying		Accumulated	End of the
	Value	Additions	Impairments	Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Rising Star Casino Resort	1,647	—	(1,647)	—
Bronco Billy’s Casino and Hotel	4,806	—	—	4,806
Northern Nevada Casinos	5,809	—	(4,000)	1,809
	$26,933	$—	$(5,647)	$21,286

(In Thousands)	December 31, 2019
	Gross			Balance at
	Carrying		Accumulated	End of the
	Value	Additions	Impairments	Year
Silver Slipper Casino and Hotel	$14,671	$—	$—	$14,671
Rising Star Casino Resort	1,647	—	(1,647)	—
Bronco Billy’s Casino and Hotel	4,806	—	—	4,806
Northern Nevada Casinos	5,809	—	(4,000)	1,809
	$26,933	$—	$(5,647)	$21,286

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In Thousands)	December 31, 2020
	Estimated	Gross		Accumulated	Other
	Life	Carrying	Accumulated	Impairments,	Intangible
	(Years)	Value	Amortization	Net	Assets, Net
Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(257)	—	1,163
Casino Lease Option	3	190	(151)	—	39
Gaming Licenses	Indefinite	18,046	—	(10,203)	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	118	—	—	118
		$29,174	$(8,008)	$(10,203)	$10,963

(In Thousands)	December 31, 2019
	Estimated	Gross		Accumulated	Other
	Life	Carrying	Accumulated	Impairments,	Intangible
	(Years)	Value	Amortization	Net	Assets, Net
Customer Loyalty Programs	3	$7,600	$(7,600)	$—	$—
Land Lease and Water Rights	46	1,420	(226)	—	1,194
Casino Lease Option	3	190	(87)	—	103
Gaming Licenses	Indefinite	18,046	—	(10,203)	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	116	—	—	116
		$29,172	$(7,913)	$(10,203)	$11,056

There were no impairments to goodwill or other intangible assets for the years ended December 31, 2020 and 2019.

Customer Loyalty Programs. Customer loyalty programs represent the value of repeat business associated with our loyalty programs. The values of $5.9 million for Silver Slipper and $1.7 million for Rising Star’s customer loyalty programs, respectively, were determined using a multi-period excess earning method of the income approach, which examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return, which is attributable to the asset being valued, based on cash flows attributable to the customer loyalty program. The values of the customer loyalty programs for Rising Star and Silver Slipper have been fully amortized in prior years.

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

Casino Lease Option. Casino lease option represents total amounts paid in order to extend the lease option for the Imperial Casino, previously known as the Christmas Casino at Bronco Billy’s until September 2020. The Company is currently evaluating other concepts for the leased space, which is located on a key corner in Cripple Creek, Colorado. Although the Company has an option to buy out the lease prior to expiration of the initial lease term or as extended, the option amounts paid cannot be applied to the purchase price. Therefore, the total option amounts paid will be amortized according to the initial lease term, which commenced in August 2018 (see Note 7).

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

Trade Names. Trade names represents the value of the Bronco Billy’s casino name, which has existed for approximately 29 years and provides brand recognition. The value was estimated using a relief-from-royalty method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $95,000 and $94,000 for the years ended December 31, 2020 and 2019, respectively.

Future amortization expense for intangible assets is as follows:

(In Thousands)

For Years ending December 31,	Amortization Expense
2021	$70
2022	31
2023	31
2024	31
2025	31
Thereafter	1,007
$1,201

5. ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(In Thousands)	December 31,
	2020	2019
Player club points and progressive jackpots	$2,872	$3,281
Real estate and personal property taxes	1,711	1,730
Gaming and other taxes	1,544	2,082
Other gaming-related accruals	1,150	1,299
Accrued interest	38	—
Current portion of contract liabilities	1,372	99
Other	2,123	2,122
	$10,810	$10,613

6. LONG-TERM DEBT, COMMON STOCK WARRANT LIABILITY, AND SUBSEQUENT EVENT

Long-Term Debt

Debt Refinancing: Notes Issuance. On February 12, 2021, the Company refinanced its existing outstanding Senior Secured Notes due 2024 (the “Prior Notes”) with the issuance of $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”). Accordingly, the previously expected current maturities under the Prior Notes are reflected as long-term as of December 31, 2020. The 2028 Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the 2028 Notes is payable on February 15 and August 15 of each year, with the first interest payment date due on August 15, 2021.

The net proceeds from the sale of the 2028 Notes were used to redeem all of the outstanding Prior Notes (including a 0.90% prepayment premium) and to repurchase all outstanding warrants. Additionally, $180 million of bond proceeds were placed into a construction reserve account to fund the remaining costs to complete the Cripple Creek Project. Accordingly, this amount will be recorded as restricted cash in 2021. Remaining proceeds were used to pay the transaction fees and expenses related to the offering of the 2028 Notes, and approximately $8 million was added to our unrestricted cash and equivalents.

The 2028 Notes are guaranteed, jointly and severally (such guarantees, the “Guarantees”), by each of the Company’s restricted subsidiaries (collectively, the “Guarantors”). The 2028 Notes and the Guarantees will be the Company’s and the Guarantor’s general senior secured obligations, subject to the terms of the Collateral Trust Agreement (as defined in the Indenture), ranking senior in right of payment to all of the Company’s and the Guarantor’s existing and future debt that is expressly subordinated in right of payment to the 2028 Notes and the Guarantees, if any. The 2028 Notes and the Guarantees will rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior debt.

The 2028 Notes also contain representations and warranties, customary financial covenants, and restrictions on dividends. Mandatory prepayments of the 2028 Notes will be required upon the occurrence of certain events, including sales of certain assets, upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion date of the Cripple Creek Project.

The Company may redeem some or all of the 2028 Notes at any time on or after February 15, 2024, for cash at the following redemption prices.

Redemption Periods	Percentage Premium
February 15, 2024 to February 14, 2025	104.125%
February 15, 2025 to February 14, 2026	102.063%
February 15, 2026 and Thereafter	100.000%

On or prior to February 15, 2024, the Company may redeem up to 35% of the original principal amount of the 2028 Notes with proceeds of certain equity offerings at a redemption price of 108.25%, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem some or all of the 2028 Notes prior to February 15, 2024 at a redemption price of 100% of the principal amount of the 2028 Notes, plus accrued and unpaid interest to the redemption date and a “make-whole” premium.

Prior Notes and Waivers. On February 2, 2018, the Company sold $100 million of senior secured notes due 2024 to qualified institutional buyers. On May 10, 2019, the Company sold an additional $10 million in aggregate principal amount of its senior secured notes due 2024. Collectively, the Prior Notes were due to mature on February 2, 2024 and included quarterly principal payments as defined and interest based on the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. The Prior Notes also had a prepayment premium of 1.9% as of December 31, 2020, which declined to 0.9% on February 2, 2021.

The Prior Notes contained customary representations and warranties, events of default, and positive and negative covenants, including financial covenants. The Company was required to maintain a total leverage ratio, which measured Consolidated EBITDA (as defined in the indenture) against outstanding debt. Due to the impact of the COVID-19 pandemic on the Company’s business operations in 2020, the Company executed amendments to delete the total leverage ratio covenant as of March 31, June 30, and September 30, among other items. Due to the refinancing of the Prior Notes in February 2021, no total leverage ratio covenant was applicable as of December 31, 2020.

The Prior Notes were collateralized by substantially all of the Company’s assets and were guaranteed by all of its material subsidiaries.

Unsecured Loans Under the CARES Act.  On May 8, 2020, two wholly-owned subsidiaries of the Company executed promissory notes (the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act (the “Loans”) and administered by the U.S. Small Business Administration (the “SBA”). Such funds were principally used to rehire several hundred employees at Rising Star and Bronco Billy’s in advance of, and subsequent to, their reopenings in mid-June. The Loans were made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”), bear interest at a rate of 1.00% per annum, originally had a two-year term and provide for customary events of default.

Recently-passed legislation extended the original maturity dates to May 3, 2025 with no change to the annual interest rate. After a 15-month deferment period for principal and interest payments, the Company is required to make monthly loan payments totaling $128,557 beginning in September 2021 to the Lender. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses over a 24-week period, including primarily the payroll and health benefits of employees who might otherwise be without jobs or health benefits. The Company intends to seek forgiveness for all Loans, which will also require it to make certain certifications that will be subject to audit and review by governmental entities, though there is no certainty that any or all of such Loans will be forgiven.

Long-term debt, related discounts and issuance costs consisted of the following:

(In Thousands)	December 31,
	2020	2019
Senior Secured Notes due 2024	$106,825	$107,925
Unsecured Loans (CARES Act)	5,606	—
Less: Unamortized discounts and debt issuance costs	(5,173)	(3,902)
	107,258	104,023
Less: Current portion of long-term debt	(426)	(1,100)
	$106,832	$102,923

Maturities of Long-Term Debt. Prior to the debt refinancing in February 2021, future maturities of long-term debt as of December 31, 2020 were:

(In Thousands)
	Senior Secured
For Years ending December 31,	Notes due 2024	Unsecured Loans
2021	$1,100	$426
2022	1,100	1,498
2023	1,100	1,513
2024	103,525	1,528
2025	—	641
Thereafter	—	—
	$106,825	$5,606

Common Stock Warrant Liability

On February 12, 2021, the Company used some of the proceeds from the 2028 Notes offering to redeem all of its outstanding warrants. As part of the Company’s former Second Lien Credit Facility, which was retired in 2018, the Company granted the second lien lenders 1,006,568 warrants. The warrants had an exercise price of $1.67 and were set to expire on May 13, 2026. Using our closing stock price on February 12, 2021, the day we completed the warrant redemption, the net repurchase price would have been more than $6.0 million. Our actual repurchase price to redeem the warrants was $4.0 million, a 34% discount to such amount.

Under the terms of the warrant agreement, the warrant holders could have required us to redeem or register their outstanding warrants on any six-month anniversary of the February 2018 refinancing of their loan, prior to warrant expiration. Accordingly, the obligation is reflected as a current liability as of December 31, 2020.

The Company measures the fair value of the warrants at each reporting period using Level 3 inputs (see Note 2). Due to the variable terms regarding the timing of the settlement of the warrants, the Company utilized a “Monte Carlo” simulation approach to measure the fair value of the warrants. The simulation included certain estimates by Company management regarding the estimated timing of the settlement of the warrants. Significant increases or decreases in those management estimates would result in a significantly higher or lower fair value measurement. At December 31, 2020, the simulation included the following assumptions:  an expected contractual term of 5.37 years, an expected stock price volatility rate of 64.6%, an expected dividend yield of 0%, and an expected risk-free interest rate of 0.42%. The Company also used the Monte Carlo simulation approach for its valuation at December 31, 2019, which included the following assumptions:  an expected contractual term of 6.37 years, an expected stock price volatility rate of 46.87%, an expected dividend yield of 0%, and an expected risk-free interest rate of 1.79%. The Company recognized $0.6 million of other non-operating expense in 2020 and $1.2 million of other non-operating expense during 2019, associated with changes in the fair value of the warrant liability.

7. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s remaining lease terms, including extensions, range from one month to approximately 37 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined) in excess of $3.65 million. We recognized $1.5 million of rent expense, including $0.7 million of contingent rents, during 2020, and $1.6 million of rent expense, including $0.7 million of contingent rents, during 2019.

Effective March 2020, the Company executed a fourth amendment to the original lease with the landlord, which granted a waiver of base rent for April and May of 2020. Such abatement totaled $155,000 and the value of such abatement will be amortized over the remaining term of the lease. This amendment also restricts the Company’s purchase option period for the leased land, so that the Company cannot exercise its purchase option until April 1, 2022. From such date through October 1, 2027, the Company may buy out the lease for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined), for 10 years from the purchase date. In the event that the Company sells or transfers either: (i) substantially all of the assets of Silver Slipper Casino Venture, LLC or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, the purchase price will increase to $17.1 million, plus the retained interest mentioned above. In either case, the Company also has an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of an owned hotel, which may be exercised at any time and would accordingly reduce the purchase price of the remaining land by $2.0 million. Following a buy-out of the lease, the property would have to purchase or otherwise provide for its drinking water, which is currently provided by the landlord as part of the lease.

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

Christmas Casino / Third Street Corner Building through August 2021 and Option to Purchase. As part of the Cripple Creek growth project, the Company leased a nearby closed casino in August 2018. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company can also purchase the casino at any time during the lease term, or as extended. The purchase price is currently $2.7 million if exercised by October 31, 2021 and increases to $2.8 million for purchase dates thereafter.

The Company reopened the closed casino in November 2018, but it did not produce enough incremental revenue to offset the incremental costs, and it was closed in September 2020. The Company is currently evaluating other concepts for the leased space, which is located on a key corner in Cripple Creek, Colorado.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities L.L.C. (“Hyatt”) to operate the Grand Lodge Casino. The lease is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the 2028 Notes (see Note 6). Hyatt currently has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023.

In July 2020, the Company executed a fifth amendment to the Hyatt lease that retroactively reduced rent amounts due during the closure period, specifically a 25% reduction in rent for March 2020 and a 50% reduction in rent for each of April and May of 2020. Such reductions totaled $208,000 and such benefit is being amortized over the remaining life of the lease. We recognized $1.8 million and $1.9 million of rent expense related to this lease during 2020 and 2019, respectively.

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

At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the project’s original cost of $7.7 million (see Note 3), reduced by the cumulative principal finance lease payments made by the Company during the lease term. At December 31, 2020, such net amount was $3.8 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs. The lease agreement is not guaranteed by the parent company or any subsidiary, other than Gaming Entertainment (Indiana) LLC, and has customary provisions in the event of a default.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		December 31,
Leases	Balance Sheet Classification	2020	2019
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$17,361	$19,171
Finance lease assets	Property and Equipment, Net(1)	4,879	5,037
Total lease assets		$22,240	$24,208

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,283	$2,707
Finance	Current Portion of Finance Lease Obligation	491	448
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	14,914	16,706
Finance	Finance Lease Obligation, Net of Current Portion	3,298	3,829
Total lease liabilities		$21,986	$23,690
(1)	Finance lease assets are recorded net of accumulated amortization of $2.8 million and $2.7 million as of December 31, 2020 and 2019, respectively.

The components of lease expense are as follows:

(In thousands)		Year Ended
		December 31,
Lease Costs	Statement of Operations Classification	2020	2019
Operating leases:
Fixed/base rent(1)	Selling, General and Administrative Expenses	$4,637	$3,920
Variable payments	Selling, General and Administrative Expenses	863	788
Finance lease:
Amortization of leased assets	Depreciation and Amortization	157	158
Interest on lease liabilities	Interest Expense, Net	183	206
Total lease costs		$5,840	$5,072
(1)	Amount in 2020 reflects a full year of additional gaming-related equipment leases at both Rising Star and Bronco Billy’s, which beginning lease balances totaled $2.9 million, with one commencing in November 2019 and the other in January 2020.

Maturities of lease liabilities are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2021	$4,792	$598
2022	4,576	652
2023	2,984	652
2024	1,243	652
2025	1,046	652
Thereafter	30,070	1,195
Total future minimum lease payments	44,711	4,401
Less: Amount representing interest	(26,514)	(612)
Present value of lease liabilities	18,197	3,789
Less: Current lease obligations	(3,283)	(491)
Long-term lease obligations	$14,914	$3,298
(1)	The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

	December 31,
Lease Term and Discount Rate	2020		2019
Weighted-average remaining lease term
Operating leases	20.4	years	20.2	years
Finance lease	6.8	years	7.8	years
Weighted-average discount rate
Operating leases(1)	9.41%		9.40%
Finance lease	4.50%		4.50%
(1)	Upon adoption of the new lease standard, discount rates used for existing operating leases were established on January 1, 2019.

Supplemental cash flow information related to leases is as follows:

(In thousands)	Year Ended
	December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash flows for operating leases	$4,462	$3,933
Operating cash flows for finance lease	$183	$206
Financing cash flows for finance lease	$488	$544

8. INCOME TAXES

The income tax (benefit) expense attributable to the Company’s income (loss) before income taxes consisted of the following:

(In Thousands)	Years Ended December 31,
	2020	2019
Current Taxes
Federal	$—	$—
State	—	—
	—	—
Deferred Taxes
Federal	157	(1,014)
State	(395)	(743)
Increase in valuation allowance	146	1,837
	(92)	80
	$(92)	$80

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

(In Thousands)	Years Ended December 31,
	2020		2019
Tax Rate Reconciliation	Percent	Amount	Percent	Amount
Federal income tax expense (benefit) at U.S. statutory rate	21.0%	$12	21.0%	$(1,206)
State taxes, net of federal benefit	(567.3)%	(312)	10.2%	(587)
Change in valuation allowance	265.5%	146	(32.0)%	1,836
Permanent differences	221.8%	122	(3.7)%	215
Credits	(118.2)%	(65)	2.7%	(156)
Other	9.9%	5	0.4%	(22)
	(167.3)%	$(92)	(1.4)%	$80

The Company’s deferred tax assets (liabilities) consisted of the following:

(In Thousands)	December 31,
	2020	2019
Deferred tax assets:
Deferred compensation	$637	$591
Intangible assets and amortization	3,293	3,761
Net operating loss carry-forwards	7,486	7,834
Accrued expenses	984	853
Allowance for doubtful accounts	40	32
Credits	733	668
Common stock warrant liability	558	402
Loan Fees	157	129
Interest valuation	64	65
Interest limitation	—	1,712
Lease liabilities	4,045	4,345
Charitable contribution carry-forward	137	125
Deferred revenues	1,408	—
Accrued Social Security	291	—
Valuation allowance	(11,108)	(10,962)
	8,725	9,555
Deferred tax liabilities:
Depreciation of fixed assets	(1,054)	(1,711)
Amortization of indefinite-lived intangibles	(3,022)	(2,803)
Prepaid expenses	(571)	(656)
Effect of state taxes on future federal returns	(868)	(785)
Right of use assets	(3,856)	(4,282)
Other	26	(30)
	(9,345)	(10,267)
	$(620)	$(712)

As of December 31, 2020, the Company had federal net operating loss carryforwards totaling $20.6 million and state tax carryforwards of $62.1 million. Regarding the federal net operating loss carryforward, $6.9 million can be carried forward 20 years and will begin to expire in 2037; the remaining amount can be carried forward indefinitely. Regarding the state tax carryforwards, $60.4 million can be carried forward 20 years and will begin to expire in 2035; the remaining amount can be carried forward indefinitely. The Company also has general business credits of $0.7 million which begin to expire in 2035.

On March 27, 2020 Congress enacted into law, the Coronavirus Aid, Relief, and Economic Security Act, also known as the “CARES Act.” As part of the Company’s analysis, it has reviewed all material pieces of the new legislation in order to determine applicability to them. Based on the Company’s review, the law changes related to the increase of the 163(j) limitation have been considered in the calculation of the net tax benefit, and other items were determined to not be material to the Company.

In assessing the realizability of its deferred tax assets, the Company considered whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company evaluated both positive and negative evidence in determining the need for a valuation allowance. The Company continues to assess the realizability of deferred tax assets and concluded that it has not met the “more likely than not” threshold. As of December 31, 2020, the Company continues to provide a valuation allowance against its deferred tax assets that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these deferred tax assets reside. The valuation allowance against deferred tax assets has no effect on the actual taxes paid or owed by the Company.

As of December 31, 2020 and 2019, the Company had $0.6 million and $0.7 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles net of the maximum benefit allowed under the statute after netting with the indefinite-lived deferred tax assets.

The Company’s utilization of net operating loss (NOL) and the general business tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 (IRC), and similar state provisions due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed a preliminary Section 382 analysis as of the date of this report and determined it is more likely than not that there have not been any of such greater-than-50% ownership changes within a three-year period during the last five years that would prohibit the Company from utilizing all of its tax attributes.

Management has made an annual analysis of its state and federal tax returns and concluded that the Company has no recordable liability, as of December 31, 2020 or 2019, for unrecognized tax benefits as a result of uncertain tax positions taken.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally not subject to examination for periods prior to December 31, 2017. However, as the Company utilizes its net operating losses, prior periods can be subject to examination.

9. COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENT

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations and cash flows.

Land and Real Estate Purchases under Contract

Cripple Creek Land and Real Estate Purchases. As part of the Cripple Creek Project in Colorado, the Company has been in negotiations to buy certain parcels of land and real estate with various landowners during the first quarter of 2021. Altogether, such purchases are estimated to be approximately $3.4 million. As of this report date, a total of $0.1 million has been deposited and becomes non-refundable if such sales transactions are not closed in the second quarter of 2021.

Defined Contribution Plan

The Company sponsors a defined contribution plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by the Company. In March 2020, upon the mandatory shutdown of all of the Company’s properties, the Company suspended matching contributions. For 2019 and early 2020, the Company’s employer contribution rate was 50% up to 4% of compensation. Matching contributions made by the Company were $0.1 million for 2020 and $0.3 million for 2019, excluding nominal administrative expenses assumed.

Liquidity, Concentrations and Economic Risks and Uncertainties

The Company carries cash on deposit with financial institutions that may be in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

10. STOCK-BASED COMPENSATION

2015 Equity Incentive Plan. The 2015 Equity Incentive Plan (“2015 Plan”), as approved by stockholders and further amended in the second quarter of 2017, allows for the issuance of up to 2,500,000 shares of common stock. The 2015 Plan allows for stock-based awards to be granted to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10-year terms and all awards issued under the 2015 Plan do not vest on an accelerated basis if there is a change in control of the Company, unless the awards are not assumed by the successor, as defined.

In June 2020, the Company issued options to purchase a total of 330,000 additional shares of common stock under the 2015 Plan to various other employees of the Company, all of which have an exercise price of $1.73. In September 2020, the Company issued options to purchase a total of 10,000 additional shares of common stock under the 2015 Plan to various other employees of the Company, all of which have an exercise price of $1.96. All of these stock options vest annually in equal amounts over the next three years. In all cases, the exercise price of the options reflects the Company’s closing price on the date of grant.

In June 2020, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, options to purchase a total of 32,000 shares of common stock under the 2015 Plan with an exercise price of $1.73 and a one-year vesting period, and 13,872 shares of common stock under the 2015 Plan that vested immediately with certain transfer restrictions.

In July 2020, the Company elected two new non-executive members to its Board of Directors and, as compensation for their annual service, issued options to them to purchase a total of 16,000 shares of common stock under the 2015 Plan with an exercise price of $1.51 and a one-year vesting period, and 15,894 shares of common stock under the 2015 Plan that vested immediately with certain transfer restrictions. Similarly, in December 2020, the Company elected one new non-executive member to its Board of Directors and, as compensation for his annual service, issued options to purchase a total of 2,000 shares of common stock under the 2015 Plan with an exercise price of $3.73 and a one-year vesting period, and 1,675 shares of common stock under the 2015 Plan that vested immediately with certain transfer restrictions.

As of December 31, 2020, the Company had 102,002 stock-based awards authorized by stockholders and available for grant from the 2015 Plan.

Subsequent to the end of 2020, the Company issued additional stock-based awards. In December 2020, the Company extended the employment agreement of Daniel R. Lee, the Company’s President and Chief Executive Officer, through December 2025. As a part of such agreement, on January 7, 2021, the Company issued Mr. Lee 69,975 performance-based shares, with the vesting of such shares based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined in his employment agreement, for the three-year periods ending December 31, 2021, December 31, 2022, and December 31, 2023. For the 2021 period, one-sixth of Mr. Lee’s performance-based shares will vest if the Company’s annual Adjusted EBITDA for 2021 reflects at least 10% per annum growth since 2018, and one-sixth of Mr. Lee’s performance-based shares will vest if the Company’s annual Free Cash Flow Per Share for 2021 reflects at least 12% per annum growth since 2018. Vesting of the performance-based shares is similar for the 2022 and 2023 periods. Additionally, Mr. Lee received an option to purchase 124,120 shares of common stock under the 2015 Plan with an exercise price of $3.93, of which 92,093 shares are conditioned upon stockholders increasing the number of shares available for issuance under the 2015 Plan or a successor plan. Mr. Lee’s option will vest annually in equal amounts over the next three years. The exercise price of the options reflects the Company’s closing price on the date of grant.

Stock Options. The following table summarizes information related to the Company’s common stock options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Stock	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options outstanding at January 1, 2020	2,844,405	$1.71
Granted	390,000	1.74
Exercised	(16,889)	1.75
Canceled/Forfeited	(8,650)	2.23
Expired	(25,158)	2.30
Options outstanding at December 31, 2020	3,183,708	$1.71	5.89	$7,080,591
Options exercisable at December 31, 2020	2,500,373	$1.65	5.04	$5,699,801

Compensation Cost. Compensation expense for the years ended December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively. These costs are recognized on a straight-line basis over the vesting period of the awards net of forfeitures and are included in selling, general and administrative expense on the consolidated statements of operations.

As of December 31, 2020, there was approximately $0.5 million of unrecognized compensation cost related to unvested stock options granted by the Company. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	For the year ended December 31,
	2020	2019
Expected volatility	60.78%	46.17%
Expected dividend yield	—%	—%
Expected term (in years)	5.94	5.94
Weighted average risk-free rate	0.41%	1.87%

The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $0.95 and $0.94 per share, respectively.

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

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Methods and assumptions used to estimate the fair value of financial instruments are affected by the duration of the instruments and other factors used by market participants to estimate value. The carrying amounts for cash and equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value because of the short durations of the instruments and inconsequential rates of interest. Management also believes that the carrying value of long-term debt also approximates their estimated fair value because the terms of the facilities are representative of current market conditions. While management believes the carrying value of our finance lease obligation approximates its fair value because certain terms of the lease were renegotiated, management also believes that precise estimates are not practical because of the unique nature of the relationships.

Interest Rate Cap Agreement. In April 2018, the Company purchased an Interest Rate Cap from Capital One, N.A. (“Capital One”) for $238,000 in order to manage expected interest rate increases on the Prior Notes. The agreement is for a notional amount of $50 million and expires on March 31, 2021, but effectively had no value per the tables below. The Interest Rate Cap has a strike rate of 3.00% and resets every three months at the end of March, June, September, and December.

The following tables present the fair value of those assets and liabilities measured on a recurring basis as of December 31, 2020 and 2019.

(In Thousands)

Financial instruments
not designated		December 31, 2020
for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Interest rate cap	Deposits and other assets	$—	$—	$—	$—
Common stock warrants	Common stock warrant liability	—	—	2,653	$2,653

(In Thousands)

Financial instruments
not designated		December 31, 2019
for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Interest rate cap	Deposits and other assets	$—	$—	$—	$—
Common stock warrants	Common stock warrant liability	—	—	2,055	$2,055

12. SEGMENT REPORTING AND DISAGGREGATED REVENUE

We manage our casinos based on geographic regions within the United States. The casino/resort operations include four segments:  the Silver Slipper Casino and Hotel (Hancock County, Mississippi); Bronco Billy’s Casino and Hotel (Cripple Creek, Colorado); the Rising Star Casino Resort (Rising Sun, Indiana); and the Northern Nevada segment, consisting of the Grand Lodge Casino (Incline Village, Nevada) and Stockman’s Casino (Fallon, Nevada). Results related to our sports wagering agreements in Colorado are included in the Bronco Billy’s Casino and Hotel segment, and results related to our sports wagering agreements in Indiana are included in the Rising Star Casino Resort segment.

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

The following tables present the Company’s segment information:

(In Thousands)	Year Ended December 31, 2020
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Total
Revenues
Casino	$42,653	$20,337	$17,127	$10,695	$90,812
Food and beverage	14,557	2,681	1,726	802	19,766
Hotel	3,899	2,996	515	—	7,410
Other operations, including online/mobile sports	1,404	5,014	948	235	7,601
	$62,513	$31,028	$20,316	$11,732	$125,589

Adjusted Property EBITDA	$14,669	$3,841	$4,479	$454	$23,443
Other operating costs and expenses:
Depreciation and amortization					(7,666)
Corporate expenses					(3,789)
Project development costs					(423)
Loss on disposal of asset, net					(684)
Stock-based compensation					(405)
Operating income					10,476
Other expenses:
Interest expense, net					(9,823)
Adjustment to fair value of warrants					(598)
					(10,421)
Income before income taxes					55
Income tax benefit					(92)
Net income					$147

(In Thousands)	Year Ended December 31, 2019
	Silver		Bronco
	Slipper	Rising Star	Billy’s	Northern
	Casino	Casino	Casino	Nevada
	and Hotel	Resort	and Hotel	Casinos	Total
Revenues
Casino	$44,959	$29,585	$22,075	$16,771	$113,390
Food and beverage	21,759	6,980	4,354	1,976	35,069
Hotel	4,830	5,932	773	—	11,535
Other operations, including online/mobile sports	1,653	3,123	305	357	5,438
	$73,201	$45,620	$27,507	$19,104	$165,432

Adjusted Property EBITDA	$13,159	$1,330	$3,000	$3,161	$20,650
Other operating costs and expenses:
Depreciation and amortization					(8,331)
Corporate expenses					(4,710)
Project development costs					(1,037)
Loss on disposal of assets, net					(8)
Stock-based compensation					(348)
Operating income					6,216
Other expenses:
Interest expense, net					(10,728)
Adjustment to fair value of warrants					(1,230)
					(11,958)
Loss before income taxes					(5,742)
Income tax expense					80
Net loss					$(5,822)

(In Thousands)	December 31,
	2020	2019
Total Assets
Silver Slipper Casino and Hotel	$83,809	$87,980
Rising Star Casino Resort	38,552	40,277
Bronco Billy’s Casino and Hotel	45,536	45,034
Northern Nevada Casinos	13,248	18,612
Corporate and Other	31,471	19,432
	$212,616	$211,335

(In Thousands)	December 31,
	2020	2019
Property and Equipment, net
Silver Slipper Casino and Hotel	$52,096	$55,127
Rising Star Casino Resort	30,571	32,824
Bronco Billy’s Casino and Hotel	25,858	25,164
Northern Nevada Casinos	6,322	7,297
Corporate and Other	925	1,075
	$115,772	$121,487

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2020, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

There have been no changes during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 11, 2021, the Company’s compensation committee approved cash bonuses to its named executive officers for the successful issuance of the 2028 Notes, which refinanced the Prior Notes, funded the Cripple Creek Project, and redeemed all outstanding warrants, among other items. Mr. Lee received a cash bonus of $100,000 pursuant to the previously disclosed refinancing milestone set forth in his employment agreement. In addition, Mr. Fanger and Ms. Guidroz received a cash bonus of $100,000 and $75,000, respectively, with half of such amount payable now and the remainder to be paid as soon as practicable after January 1, 2022, subject to their continued employment with the Company on such date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:
●	Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	For the Years Ended December 31, 2020 and 2019:
◦	Consolidated Statements of Operations
◦	Consolidated Statements of Stockholders’ Equity
◦	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements
(b)	Exhibits
Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation as amended to date (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 9, 2011).

3.2

Second Amended and Restated Bylaws of Full House Resorts, Inc., effective July 1, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on July 2, 2020).

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 “Registered Securities of Full House Resorts, Inc.”
4.2

Specimen Certificate for Shares of Full House Resorts, Inc.’s Common Stock, par value $.0001 per share (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (SEC file No. 333-213123) filed on August 15, 2016).

4.3

Indenture (including form of Notes), dated as of February 12, 2021, among Full House Resorts, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 12, 2021).

4.4

Form of Senior Secured Note due 2028 (included in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 12, 2021).

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

10.5

Fourth Amendment to Lease Agreement with Option to Purchase dated as of March 20, 2020, by and between Cure Land Company, LLC, as landlord, and Silver Slipper Casino Venture LLC, as tenant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 13, 2020).

10.6

Casino Operations Lease dated June 28, 2011 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 30, 2011).

10.7

First Amendment to Casino Operations Lease dated April 8, 2013 by and between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on April 11, 2013).

10.8

Second Amendment to Casino Operations Lease effective as of November 25, 2015, by and between Gaming Entertainment (Nevada) LLC, a Nevada limited liability company, and Hyatt Equities, L.L.C., a Delaware limited liability company (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on December 17, 2015).

10.9

Third Amendment to Casino Operations Lease, effective August 29, 2016, between Hyatt Equities, L.L.C. and Gaming Entertainment (Nevada) LLC (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on August 30, 2016).

10.10*	Fourth Amendment to Casino Operations Lease dated November 13, 2019 by and between Hyatt Equities, L.L.C., as landlord, and Gaming Entertainment (Nevada) LLC, as tenant.
10.11

Fifth Amendment to Casino Operations Lease dated July 31, 2020 by and between Hyatt Equities, L.L.C., as landlord, and Gaming Entertainment (Nevada) LLC, as tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on August 13, 2020).

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

10.15+	2015 Equity Incentive Plan (Effective as of May 5, 2015) (Incorporated by reference to Attachment A to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 3, 2015).
10.16+

2015 Equity Incentive Plan (as amended and restated by the Board effective April 11, 2017). (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 14, 2017).

10.17+

Form of Award Agreement pursuant to the 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 8, 2018).

10.18+	Full House Resorts, Inc. Annual Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 1, 2017).
10.19+

Employment Agreement, dated December 31, 2020, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on January 7, 2021).

10.20+

Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on December 1, 2014).

10.21+

Award Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 30, 2017).

10.22+

Employment Agreement, dated as of June 4, 2019 (and effective as of May 17, 2019), by and between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 4, 2019.

10.23+

Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 4, 2015).

10.24+

Employment Agreement, dated as of September 17, 2018, by and between Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on October 2, 2018).

10.25

Promissory Note, dated as of May 8, 2020, by Gaming Entertainment (Indiana) LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 13, 2020).

10.26

Promissory Note, dated as of May 8, 2020, by FHR-Colorado LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 13, 2020).

10.27

Addendum A to Promissory Note, effective as of September 22, 2020 by Gaming Entertainment (Indiana) LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on November 9, 2020).

10.28

Addendum A to Promissory Note, effective as of September 22, 2020 by FHR-Colorado LLC in favor of Zions Bancorporation, N.A. dba Nevada State Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on November 9, 2020).

21.1	List of Subsidiaries of Full House Resorts, Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 30, 2020).
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Gaming Regulations.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

FULL HOUSE RESORTS, INC.

March 12, 2021	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 12, 2021
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 12, 2021
Lewis A. Fanger, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ KENNETH R. ADAMS	March 12, 2021
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 12, 2021
Carl G. Braunlich, Director

/s/ KATHLEEN MARSHALL	March 12, 2021
Kathleen Marshall, Director

/s/ ERIC J. GREEN	March 12, 2021
Eric J. Green, Director

/s/ MICHAEL P. SHAUNNESSY	March 12, 2021
Michael P. Shaunnessy, Director

/s/ MICHAEL A. HARTMEIER	March 12, 2021
Michael A. Hartmeier, Director