Form 10-Q
period 2021-03-31
FULL HOUSE RESORTS INC
filed 2021-05-12
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 10, 2021, there were 34,109,158 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Casino	$32,064	$20,751
Food and beverage	6,101	6,990
Hotel	2,211	1,974
Other operations, including online/mobile sports	1,832	1,138
	42,208	30,853
Operating costs and expenses
Casino	10,339	10,333
Food and beverage	5,360	7,136
Hotel	1,056	1,173
Other operations	395	562
Selling, general and administrative	14,413	12,981
Project development costs	47	56
Depreciation and amortization	1,800	2,040
Loss on disposal of assets, net	104	—
	33,514	34,281
Operating income (loss)	8,694	(3,428)
Other (expense) income
Interest expense, net of amounts capitalized of $259 and $220	(4,456)	(2,491)
Loss on extinguishment of debt	(6,134)	—
Adjustment to fair value of warrants	(1,347)	1,656
	(11,937)	(835)
Loss before income taxes	(3,243)	(4,263)
Income tax provision	202	95
Net loss	$(3,445)	$(4,358)

Basic loss per share	$(0.13)	$(0.16)
Diluted loss per share	$(0.13)	$(0.22)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$98,005	$37,698
Restricted cash	179,923	—
Accounts receivable, net of allowance of $191 and $176	3,801	4,904
Inventories	1,629	1,511
Prepaid expenses and other	3,354	2,461
	286,712	46,574

Property and equipment, net	117,763	115,772
Operating lease right-of-use assets, net	16,600	17,361
Goodwill	21,286	21,286
Other intangible assets, net	10,941	10,963
Deposits and other	641	660
	$453,943	$212,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,658	$4,191
Accrued payroll and related	3,696	2,397
Other accrued liabilities	14,310	10,810
Current portion of operating lease obligations	3,283	3,283
Current portion of finance lease obligation	490	491
Current portion of long-term debt	799	426
Common stock warrant liability	—	2,653
	28,236	24,251

Operating lease obligations, net of current portion	14,094	14,914
Finance lease obligation, net of current portion	3,179	3,298
Long-term debt, net	305,280	106,832
Deferred income taxes, net	822	620
Contract liabilities, net of current portion	5,298	5,398
Other long-term liabilities	626	626
	357,535	155,939
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 28,385,299 shares issued and 34,075,350 and 27,124,292 shares outstanding	4	3
Additional paid-in capital	107,959	64,826
Treasury stock, 1,227,199 and 1,261,007 common shares	(1,496)	(1,538)
Accumulated deficit	(10,059)	(6,614)
	96,408	56,677
	$453,943	$212,616

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2021	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Exercise of stock options	—	—	36	(34)	42	—	78
Stock-based compensation	—	—	124	—	—	—	124
Net loss	—	—	—	—	—	(3,445)	(3,445)
Balance, March 31, 2021	35,302	$4	$107,959	1,227	$(1,496)	$(10,059)	$96,408

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2020	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096
Stock-based compensation	—	—	83	—	—	—	83
Net loss	—	—	—	—	—	(4,358)	(4,358)
Balance, March 31, 2020	28,346	$3	$64,485	1,270	$(1,548)	$(11,119)	$51,821

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,445)	$(4,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,800	2,040
Amortization of debt issuance and warrant costs and other	284	225
Stock-based compensation	124	83
Change in fair value of stock warrants	1,347	(1,656)
Loss on disposal of assets	104	—
Loss on extinguishment of debt	6,134	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	1,103	1,682
Prepaid expenses, inventories and other	(1,011)	331
Deferred taxes	202	95
Common stock warrant liability	(4,000)	—
Contract liabilities	(350)	(25)
Accounts payable and accrued expenses	5,999	(2,583)
Net cash provided by (used in) operating activities	8,291	(4,166)
Cash flows from investing activities:
Purchase of property and equipment	(3,413)	(1,031)
Other	(8)	33
Net cash used in investing activities	(3,421)	(998)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	310,000	—
Proceeds from equity offering, net of issuance costs	42,974	—
Payment of debt discount and issuance costs	(9,510)	—
Repayment of Senior Secured Notes due 2024	(106,825)	(275)
Prepayment premiums of Senior Secured Notes due 2024	(1,261)	—
Repayment of finance lease obligation	(120)	(95)
Proceeds from exercise of stock options	78	—
Other	24	—
Net cash provided by (used in) financing activities	235,360	(370)

Net increase (decrease) in cash, cash equivalents and restricted cash	240,230	(5,534)
Cash, cash equivalents and restricted cash, beginning of period	37,698	29,851
Cash, cash equivalents and restricted cash, end of period	$277,928	$24,317

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$812	$2,248
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$478	$80

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

The Company currently operates five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. Construction is currently underway at a sixth property, Chamonix Casino Hotel (“Chamonix”), adjacent to the Company’s existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We also benefit from six permitted sports wagering “skins,” three in Colorado and three in Indiana. Other companies operate or will operate these online sports wagering sites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Five of our six permitted skins have commenced operations. The following table identifies our five segments, along with properties and their locations:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana

The Company manages its casinos based primarily on geographic regions within the United States. Our 2021 results reflect a change in our operating segments. We now break out our on-site and online sports wagering skins in Colorado and Indiana as a standalone segment, Contracted Sports Wagering. Certain reclassifications were made to 2020 amounts to conform to current-period presentation for enhanced comparability. Such reclassifications had no effect on the previously reported results of operations or financial position.

COVID-19 Pandemic Update. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed. As a result, the number of newly reported cases has declined in the U.S. from levels seen in late 2020 and early 2021. COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders, the Company temporarily closed all of its casino properties.

As a result, the Company experienced a material decline in its revenues until its properties began reopening when permitted by local authorities. The reopening dates were:

●	Silver Slipper Casino and Hotel ― May 21, 2020
●	Grand Lodge Casino and Stockman’s Casino ― June 4, 2020
●	Bronco Billy’s Casino and Hotel ― June 15, 2020
●	Rising Star Casino Resort ― June 15, 2020.

During the shutdown period, the Company evaluated labor, marketing and other costs at its businesses so that, upon reopening, its properties could reopen with significantly lower operating costs. As a result, the Company’s operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite capacity restrictions throughout its casinos and in its restaurants and certain pandemic-related additional costs. The extent to which the Company’s financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; any additional actions imposed by governmental authorities to contain COVID-19 or minimize its impact; increased operating costs and constraints to implement sanitation and social distancing requirements; increased costs for materials due to supply chain constraints; and general economic conditions, among others.

The disruptions arising from COVID-19 continued to impact the Company during the three months ended March 31, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. While each of the Company’s properties are currently open and operating restrictions have eased over recent weeks, the current economic and regulatory environment in each of the Company’s jurisdictions continues to evolve. The manner in which governments will react as the global and regional impact of the COVID-19 pandemic changes over time is uncertain, and such actions could significantly alter the Company’s current operations.

During the first quarter of 2021, the Company completed several transactions, which include:

●	The February 2021 refinancing of its Senior Secured Notes due 2024 with $310 million of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”), as further described in Note 5 below;
●	The creation of a restricted cash account, initially funded with $180 million dedicated to the construction of Chamonix, as further described in Note 2 below;
●	The March 2021 completion of an underwritten public offering of 6,917,250 shares of the Company’s common stock, resulting in gross proceeds of approximately $46.0 million, as further described in Note 9 below; and
●	An agreement entered into in March 2021 providing for a $15.0 million, five-year, senior secured revolving credit facility to provide additional liquidity, if needed, as further described in Note 5 below.

As of March 31, 2021, the Company had total cash and cash equivalents of $277.9 million, including $179.9 million in restricted cash.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2020 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Fair Value and the Fair Value Input Hierarchy. Fair value measurements affect the Company’s accounting for net assets acquired in acquisition transactions and certain financial assets and liabilities. Fair value measurements are also used in the Company’s periodic assessments of long-lived tangible and intangible assets for possible impairment, including for property and equipment, goodwill, and other intangible assets. Fair value is defined as the expected price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Company utilizes Level 1 inputs when measuring the fair value of its 2028 Notes (see Note 5).

The Company utilizes Level 2 inputs when measuring the fair value of its asset purchases and acquisitions (see Note 4).

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

Restricted cash balances consist of funds initially totaling $180 million, which were placed into a construction reserve account to fund the completion of the Chamonix construction project.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play,” complimentary dining, or hotel stays. Such liabilities were approximately $0.7 million for March 31, 2021 and $0.8 million for December 31, 2020, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. In 2019, the Company entered into several agreements with various unaffiliated companies allowing for online/mobile sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). The contracts differ as to the percentages of revenues that we receive. Also, some contracts require payments in advance of the contract year, while others call for settlement in arrears. As part of these long-term Sports Agreements, the Company received $6 million in one-time market access fees, which were recorded as a long-term liability in the same amount and are being recognized as revenue ratably over the initial term length of each agreement of 10 years, beginning with the commencement of operations.

Indiana. Two of the Company’s Sports Agreements commenced operations in December 2019 and April 2021, respectively. The remaining Sports Agreement is expected to go live in the next few months.

Colorado. The Company’s three contracted mobile sports wagering websites commenced online operations in June 2020, December 2020 and April 2021.

Deferred revenues consisted of the following as discussed above:

(In thousands)		March 31,	December 31,
	Balance Sheet Location	2021	2020
Deferred revenue, current	Other accrued liabilities	$1,122	$1,372
Deferred revenue, net of current portion	Contract liabilities, net of current portion	5,298	5,398
		$6,420	$6,770

Income Taxes. For interim income tax reporting for the three-months ended March 31, 2021, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

Reclassifications. The Company made certain minor financial statement presentation reclassifications to prior-period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported results of operations or financial position.

Earnings (Loss) Per Share. Earnings (loss) per share is net income (loss) applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional dilutive effects for all potentially-dilutive securities, including share-based awards outstanding under the Company’s stock compensation plan and warrants, using the treasury stock method.

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

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate as estimated by third-party valuation specialists in determining the present value of future payments based on the information available at the commencement date and/or modification date. The expected lease terms include options to extend the lease when it is reasonably certain that the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term for operating leases. For finance leases, the ROU asset depreciates on a straight-line basis over the shorter of the lease term or useful life of the ROU asset and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

Recent Accounting Pronouncements

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This standard simplifies the accounting for income taxes and includes removal of certain exceptions to the general principles of ASC 740, Income Taxes, and updates and simplifies certain areas of the codification. ASU 2019-12 was effective for the Company beginning on January 1, 2021, but did not have a material impact on its financial statements upon adoption.

The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. LEASES

The Company has no leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s lease terms, including extensions, range from one month to approximately 37 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below.

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

Bronco Billy’s Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. In May 2019, Bronco Billy’s exercised its second renewal option to extend the lease term through January 31, 2023 and currently pays $32,500 per month in rent. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

Chamonix / Third Street Corner Building through August 2023 and Option to Purchase. The Company leased a nearby closed casino in August 2018, which it rebranded and reopened in November 2018. The reopened casino did not produce enough incremental revenue to offset the incremental costs, and it was closed in September 2020. As part of the Chamonix development project, this building is currently used as office space for construction personnel. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and can be extended an additional two years with annual lease payments of $0.3 million. The Company also has the right to purchase the casino at any time during the lease term, or as extended. The purchase price is currently $2.7 million if exercised by October 31, 2021 and increases to $2.8 million for purchase dates thereafter.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Hyatt Equities, L.L.C. (“Hyatt”) to operate the Grand Lodge Casino. The lease is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the 2028 Notes (see Note 5). Hyatt currently has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At March 31, 2021, such net amount was $3.7 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Three Months Ended
		March 31,
Lease Costs	Statement of Operations Classification	2021	2020
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,159	$1,200
Variable payments	Selling, General and Administrative Expenses	402	154
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	40
Interest on lease liabilities	Interest Expense, Net	43	32
Total lease costs		$1,643	$1,426

Leases recorded on the balance sheet consist of the following:

(In thousands)

Leases	Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$16,600	$17,361
Finance lease assets	Property and Equipment, Net(1)	4,840	4,879
Total lease assets		$21,440	$22,240

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,283	$3,283
Finance	Current Portion of Finance Lease Obligation	490	491
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	14,094	14,914
Finance	Finance Lease Obligation, Net of Current Portion	3,179	3,298
Total lease liabilities		$21,046	$21,986

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $2.9 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.

Maturities of lease liabilities as of March 31, 2021 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2021 (excluding the three months ended March 31, 2021)	$3,574	$435
2022	4,576	652
2023	2,984	652
2024	1,243	652
2025	1,046	652
Thereafter	30,070	1,195
Total future minimum lease payments	43,493	4,238
Less: Amount representing interest	(26,116)	(569)
Present value of lease liabilities	17,377	3,669
Less: Current lease obligations	(3,283)	(490)
Long-term lease obligations	$14,094	$3,179

__________

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	March 31, 2021		December 31, 2020
Weighted-average remaining lease term
Operating leases	20.97	years	20.4	years
Finance lease	6.5	years	6.8	years
Weighted-average discount rate
Operating leases	9.43%		9.41%
Finance lease	4.50%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows for operating leases	$1,218	$1,209
Operating cash flows for finance lease	$43	$32
Financing cash flows for finance lease	$120	$95

4. ACQUISITIONS

Cripple Creek Land and Real Estate Purchase. As part of the development of Chamonix, the Company closed on the purchase of Carr Manor, a boutique hotel with 14 guest rooms. This transaction closed on March 31, 2021 as an asset purchase for total consideration of $2.8 million (see Note 2). The purchase included five parcels of land, which adds to the Company’s land ownership in Cripple Creek by approximately 1.6 acres and provides additional guest parking. The addition of Carr Manor allows Bronco Billy’s to provide overnight accommodations to its guests, as Bronco Billy’s existing hotel rooms are either currently closed or will be demolished as part of the construction of Chamonix.

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	March 31,	December 31,
	2021	2020
Senior Secured Notes due 2028(1)	$310,000	$—
Senior Secured Notes due 2024(2)	—	106,825
Unsecured Loans (CARES Act)(2)	5,606	5,606
Less: Unamortized discounts and debt issuance costs	(9,527)	(5,173)
	306,079	107,258
Less: Current portion of long-term debt	(799)	(426)
	$305,280	$106,832

__________

(1)	As of March 31, 2021, the estimated fair value of these notes was approximately $331.8 million. The fair value was estimated using quoted market prices for these notes (see Note 2).
(2)	The estimated fair value for these non-traded debt instruments can be approximated by their respective carrying values because management believes their terms are representative of market conditions.

Debt Refinancing: Notes Issuance. On February 12, 2021, the Company refinanced its existing outstanding Senior Secured Notes due 2024 (the “Prior Notes”) with the issuance of $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the 2028 Notes is payable on February 15 and August 15 of each year, with the first interest payment due on August 15, 2021.

The net proceeds from the sale of the 2028 Notes were used to redeem all of the Prior Notes (including a 0.90% prepayment premium) and to repurchase all outstanding warrants. Additionally, $180 million of bond proceeds were placed into a construction reserve account to fund construction of Chamonix. Accordingly, this amount is recorded as restricted cash. Net of transaction fees and expenses, approximately $8 million was added to unrestricted cash and equivalents.

The 2028 Notes are guaranteed, jointly and severally (such guarantees, the “Guarantees”), by each of the Company’s restricted subsidiaries (collectively, the “Guarantors”). The 2028 Notes and the Guarantees are the Company’s and the Guarantors’ general senior secured obligations, subject to the terms of the Collateral Trust Agreement (as defined in the Indenture), ranking senior in right of payment to all of the Company’s and the Guarantors’ existing and future debt that is expressly subordinated in right of payment to the 2028 Notes and the Guarantees, if any. The 2028 Notes and the Guarantees will rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior debt.

The 2028 Notes contain customary representations and warranties, financial covenants, and restrictions on dividends. Mandatory prepayments of the 2028 Notes will be required upon the occurrence of certain events, including sales of certain assets, upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix.

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

At any time on or after February 15, 2024, the Company may redeem some or all of the 2028 Notes for cash at the following redemption prices:

Redemption Periods	Percentage Premium
February 15, 2024 to February 14, 2025	104.125%
February 15, 2025 to February 14, 2026	102.063%
February 15, 2026 and Thereafter	100.000%

Prior Notes. On February 2, 2018, the Company sold $100 million of Prior Notes to qualified institutional buyers. On May 10, 2019, the Company sold an additional $10 million in aggregate principal amount of Prior Notes. Collectively, the Prior Notes were due to mature on February 2, 2024 and included quarterly principal payments as defined and interest based on the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%. The Prior Notes also had a prepayment premium of 0.9% when repaid on February 12, 2021.

The Prior Notes contained customary representations and warranties, events of default, and financial covenants. The Company was required to maintain a total leverage ratio, which measured Consolidated EBITDA (as defined in the indenture) against outstanding debt. Due to the impact of the COVID-19 pandemic on the Company’s business operations in 2020, the Company executed amendments to delete the total leverage ratio covenant as of March 31, June 30, and September 30, among other items.

Revolving Credit Facility. On March 31, 2021, the Company entered into an agreement, which provides for a $15.0 million, senior secured five-year revolving credit facility and includes a letter of credit sub-facility (the “Credit Facility”). The Credit Facility may be used for working capital and other ongoing general purposes.

Until the completion of Chamonix, the interest rate per annum applicable to loans under the Credit Facility will be, at the Company’s option, either (i) LIBOR plus a margin equal to 3.50%, or (ii) a base rate plus a margin equal to 2.50%.  After completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) LIBOR plus a margin equal to 3.00%, or (ii) a base rate plus a margin equal to 2.00%. The commitment fee per annum payable is equal to 0.50% of the unused portion of the Credit Facility. The Company has also agreed to pay customary letter of credit fees. The Credit Facility is available, subject to the satisfaction of customary conditions, until March 31, 2026, at which time all amounts borrowed must be repaid.  As of March 31, 2021, there were no drawn amounts under the Credit Facility or any outstanding letters of credit.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the 2028 Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the 2028 Notes. The Credit Facility also includes a requirement that the Company maintain, for the first two fiscal quarters following the closing of the Credit Facility, cash and equivalents totaling at least $20.0 million, excluding any amounts in the construction reserve accounts reserved for construction of Chamonix. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with both covenants as of March 31, 2021.

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

Recently-passed legislation extended the original maturity dates to May 3, 2025 with no change to the annual interest rate. After a 15-month deferment period for principal and interest payments, the Company is required to make monthly loan payments totaling $128,557 beginning in September 2021. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses over a 24-week period, including primarily the payroll and health benefits of employees who might otherwise have been without jobs or health benefits. The Company has through the maturity date of the loans to apply for forgiveness; however, there is no certainty that any or all of such Loans will be forgiven.

6. COMMON STOCK WARRANT LIABILITY

On February 12, 2021, the Company used a portion of the proceeds from the 2028 Notes offering to redeem all of its outstanding warrants. As part of the Company’s former Second Lien Credit Facility, which was retired in 2018, the Company granted the second lien lenders 1,006,568 warrants. The settled repurchase price to redeem the warrants was $4.0 million.

The Company previously measured the fair value of the warrants at each reporting period (see Note 2). However, upon redemption of the warrants on February 12, 2021, the fair value was determined based on the repurchase price of $4.0 million. This resulted in an incremental fair value adjustment of $1.3 million in the quarter, to increase the warrant liability from $2.7 million at December 31, 2020, when the Company’s stock traded at lower prices.

7. INCOME TAXES

The Company’s effective income tax rate for the three-months ended March 31, 2021 and 2020 was (6.2)% and (2.2)%, respectively. The Company’s tax rate differs from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations and cash flows.

Land and Real Estate Purchases

Cripple Creek Land and Real Estate Purchases. On April 16, 2021, the Company purchased a lot and building near its operations in Cripple Creek, Colorado for $600,000.

9. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss – basic	$(3,445)	$(4,358)
Adjustment for assumed conversion of warrants	—	(1,656)
Net loss – diluted	$(3,445)	$(6,014)

Denominator:
Weighted-average common and common share equivalents - basic	27,357	27,076
Potential dilution from assumed conversion of warrants	—	364
Weighted-average common and common share equivalents - diluted	27,357	27,440
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	3,140	2,844

Stockholders’ Equity

On March 29, 2021, the Company completed an underwritten public offering (the “Offering”) for a total of 6,917,250 shares of its common stock, par value $0.0001 per share (the “Common Stock”), which includes 902,250 shares of Common Stock sold pursuant to the underwriters’ exercise of an option to purchase additional shares of Common Stock to cover over-allotments. The price to the public in the Offering was $6.65 per share of Common Stock, and net proceeds were approximately $43.0 million after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from this offering for general corporate purposes, including its current and future development projects.

10. SHARE-BASED COMPENSATION

As of March 31, 2021, the Company had 8,000 share-based awards authorized by shareholders and available for grant from the 2015 Equity Incentive Plan (the “2015 Plan”).

The following table summarizes information related to the Company’s common stock options as of March 31, 2021:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2021	3,183,708	$1.71
Granted	32,027	3.93
Exercised	(67,616)	2.29
Canceled/Forfeited	(8,000)	1.73
Expired	—	—
Options outstanding at March 31, 2021	3,140,119	$1.72
Options exercisable at March 31, 2021	2,432,757	$1.63

Share-based compensation expense totaled $124,000 and $83,000 for the three-months ended March 31, 2021 and 2020, respectively. The expense for 2021 includes estimates for certain performance-based shares in connection with the employment agreement of Daniel R. Lee, the Company’s President and Chief Executive Officer, as well as his awarded stock options conditioned upon stockholders increasing the number of shares available for issuance under the 2015 Plan. As of March 31, 2021, there was approximately $0.8 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.0 years.

11. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its reporting segments based on geographic regions within the United States and type of income. The casino/resort operations include five segments as of 2021:  Mississippi, Indiana, Colorado, Nevada, and Contracted Sports Wagering. The Company’s management views the states where each of its casino resorts are located as operating segments, in addition to its contracted sports wagering segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. During the first quarter of 2021, since it is a significantly different business than its core casino business, the Company changed the aggregation of its operations to present Contracted Sports Wagering as a separate segment. This change of the reportable segments reflects realignment within the Company stemming from the expansion of the Company’s contracted on-site and online sports wagering skins. Additionally, this new segment breakout aims to enhance transparency of operations and allow more appropriate valuation of the Company’s various business components. See Note 1 for further information.

The Company utilizes Adjusted Segment EBITDA as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. Adjusted Segment EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each segment. As a result of the change in reportable segments described above, the Company has recast previously-reported segment information to conform to the current presentation in the following tables for enhanced comparability, which had no effect on previously reported results of operations or financial position.

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended March 31, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$16,040	$6,715	$5,264	$4,045	$—	$32,064
Food and beverage	4,693	748	413	247	—	6,101
Hotel	1,170	919	122	—	—	2,211
Other operations	453	208	106	76	989	1,832
	$22,356	$8,590	$5,905	$4,368	$989	$42,208

Adjusted Segment EBITDA	$7,630	$1,134	$1,710	$1,224	$976	$12,674
Other operating costs and expenses:
Depreciation and amortization						(1,800)
Corporate expenses						(1,905)
Project development costs						(47)
Loss on disposal of asset, net						(104)
Stock-based compensation						(124)
Operating income						8,694
Other expenses:
Interest expense, net						(4,456)
Loss on extinguishment of debt						(6,134)
Adjustment to fair value of warrants						(1,347)
						(11,937)
Loss before income taxes						(3,243)
Income tax provision						202
Net loss						$(3,445)

(In thousands)	Three Months Ended March 31, 2020
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$9,070	$5,028	$4,005	$2,648	$—	$20,751
Food and beverage	4,679	1,153	767	391	—	6,990
Hotel	969	858	147	—	—	1,974
Other operations	374	208	63	69	424	1,138
	$15,092	$7,247	$4,982	$3,108	$424	$30,853

Adjusted Segment EBITDA	$1,831	$(1,490)	$(471)	$(390)	$390	$(130)
Other operating costs and expenses:
Depreciation and amortization						(2,040)
Corporate expenses						(1,119)
Project development costs						(56)
Gain on disposal of assets, net						—
Stock-based compensation						(83)
Operating loss						(3,428)
Other (expense) income:
Interest expense, net						(2,491)
Loss on extinguishment of debt						—
Adjustment to fair value of warrants						1,656
						(835)
Loss before income taxes						(4,263)
Income tax provision						95
Net loss						$(4,358)

(In thousands)	March 31,	December 31,
	2021	2020
Total Assets
Mississippi	$85,467	$83,809
Indiana	35,268	37,798
Colorado	227,580	44,961
Nevada	13,082	13,248
Contracted Sports Wagering	1,948	1,329
Corporate and Other	90,598	31,471
	$453,943	$212,616

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2020, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment, and retail outlets, among other amenities. We currently own or operate five casino properties in four states – Mississippi, Colorado, Indiana and Nevada – and are constructing a sixth casino hotel in Colorado. We view our Mississippi and Indiana properties as distinct operating segments. Because they share certain overhead costs, we view both of our Colorado properties (including our Chamonix construction project) as an operating segment, and both of our Nevada properties as an operating segment. We also benefit from six permitted sports “skins” that we are allowed to operate, three in Colorado and three in Indiana. We have contracted with other companies to operate these online sports wagering sites under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. As of this report date, five of our six permitted skins have commenced operations. We expect our last remaining skin to begin operations in Indiana in the next few months.

During the first quarter of 2021, because it is a significantly different business from our core casinos, we changed the aggregation of our operations to present Contracted Sports Wagering as a separate segment. This enhances transparency of our operations and allows more appropriate valuation of our various business components.

The following table identifies our five segments, along with properties and their locations:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where we are permitted to by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course at Rising Star, our recreational vehicle parks (“RV parks”) as owned at Rising Star and managed at Silver

Slipper, our ferry service at Rising Star, and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to customers on a complimentary basis; the value of such services are included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and accruals for certain progressive jackpots offered by the Company.

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

Recent Developments

COVID-19 Pandemic Update.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed. As a result, the number of newly-reported cases has declined in the U.S. from levels seen in late 2020 and early 2021. COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties. As a result, we experienced a material decline in our revenues until our properties reopened when permitted by local authorities in May and June 2020.

During the shutdown period, we evaluated labor, marketing and other costs at our businesses so that, upon reopening, our properties could reopen with significantly lower operating costs. As a result, our operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite capacity restrictions throughout our casinos and in our restaurants and certain pandemic-related costs. The extent to which our financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; any additional actions imposed by governmental authorities to contain COVID-19 or minimize its impact; increased operating costs and capacity restrictions as a result of COVID-19; increased costs for materials due to supply chain constraints; and general economic conditions, among others.

The disruptions arising from COVID-19 continued to impact us during the three months ended March 31, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. While each of our properties are currently open and operating restrictions have eased over recent weeks, the current economic and regulatory environment in each of our jurisdictions continues to evolve. The manner in which governments will react as the global and regional impact of the COVID-19 pandemic changes over time is uncertain, and such actions could significantly alter our current operations.

Debt Refinancing.  On February 12, 2021, we issued $310 million of new 2028 Notes. The proceeds were used to redeem all $106.8 million of our senior secured notes due 2024 (the “Prior Notes”) and to repurchase all outstanding warrants. Additionally, $180 million of bond proceeds were placed in a construction reserve account to fund our Chamonix project, including designing, developing, constructing, equipping and opening the project. Proceeds were also used to pay the transaction fees and expenses related to the offering, leaving approximately $8 million added to our unrestricted cash balances.

Underwritten Equity Offering.  On March 29, 2021, pursuant to an underwritten public offering (the “Equity Offering”), we issued an aggregate of 6,917,250 shares of our common stock, par value $0.0001 per share (the “Common Stock”), including 902,250 shares of Common Stock sold pursuant to the Representative’s exercise of a “greenshoe” option to purchase additional shares of Common Stock to cover over-allotments. The price to the public in the Equity Offering was $6.65 per share of Common Stock. The gross proceeds to the Company were approximately $46.0 million, before deducting underwriting discounts and commissions and our estimated offering expenses. We intend to use the net proceeds from the Equity Offering for development, working capital and general corporate purposes.

New Credit Facility.  On March 31, 2021, we entered into a credit agreement among Full House Resorts, Inc., as borrower, the lenders party thereto, and Capital One, National Association, as administrative agent. The credit agreement provides for a $15.0 million, five-year, senior secured revolving credit facility and includes a letter of credit sub-facility, which may be used for working capital and other ongoing general purposes.

Chamonix Casino Hotel Growth Project.   In 2018, we began planning and design work on Chamonix, a new and distinct luxury hotel and casino located adjacent to our existing Bronco Billy’s casino. Reflecting changes made to the state’s gaming laws in November 2020, including the elimination of betting limits and the approval of new table games, we increased the size of Chamonix by 67% to approximately 300 luxury guest rooms and suites, from our previously planned 180 guest rooms.  Such plans were approved by the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021. Construction of Chamonix is currently underway, with substantial completion expected in the fourth quarter of 2022.

Sports Wagering in Colorado and Indiana. Under state laws, we are permitted a total of six sports wagering “skins,” three in Colorado and three in Indiana. As of March 31, 2021, three of our six sports wagering skins had commenced operations. The fourth and fifth skins commenced operations on April 1 and April 23, 2021, respectively. We believe that the Company’s last remaining skin will commence operations in the next few months. We receive a percentage of defined revenues of each skin, subject to annual minimums. When all six skins are in operation, we should receive a contractual minimum of $7 million per year of sports gaming revenues with minimal related expenses.

Waukegan Proposal (American Place).  We continue to be one of three bidders for the opportunity to build a new casino in Waukegan, Illinois, midway between Chicago and Milwaukee, an area with high population density and no existing casino. If awarded the license by the Illinois Gaming Board (“IGB”), we intend to develop and operate a temporary casino on that site while a permanent casino (named “American Place”) is being constructed. American Place is expected to include a world-class casino with a state-of-the-art sportsbook; a premium boutique hotel comprised of twenty luxurious villas, each ranging from 1,500 to 2,500 square feet with full butler service; a 1,500-seat live entertainment venue; and various food and beverage outlets. American Place was one of three proposals certified by the Waukegan City Council in late 2019. At that time, the city’s consultant ranked American Place as the top proposal amongst the various submissions on numerous different criteria.

According to the IGB, the process for it to choose the preferred developer has been slowed by the COVID-19 pandemic. In December 2020, the IGB issued a request for proposals (“RFP”) for an investment bank or similar consultant to advise the IGB in assessing the various proposals.  In April 2021, the IGB indicated that it received at least one response to its RFP. The IGB Administrator has indicated that he believes the IGB can make a preliminary suitability determination within six months of hiring an appropriate financial consultant. We can provide no assurances as to the timing or certainty that our project will be chosen by the Illinois Gaming Board for the available gaming license in Waukegan.

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

Slot win is the difference between customer wagers and customer winnings on slot machines. Table game hold is the difference between the amount of money or markers exchanged into chips and customer winnings paid. Slot win and table game hold percentages represent the relationship between slot win and coin-in and table game win and drop.

Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate.

Adjusted EBITDA, Adjusted Segment EBITDA and Adjusted Segment EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the property’s total revenues.

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three-months ended March 31, 2021 and 2020:

	Three Months Ended
(In thousands)	March 31,		Percent
	2021	2020	Change
Revenues	$42,208	$30,853	36.8%
Operating expenses	33,514	34,281	(2.2)%
Operating income (loss)	8,694	(3,428)	(353.6)%
Interest and other non-operating expenses, net	11,937	835	1,329.6%
Income tax provision	202	95	112.6%
Net loss	$(3,445)	$(4,358)	(20.9)%

	Three Months Ended
(In thousands)	March 31,		Percent
	2021	2020	Change
Casino revenues
Slots	$27,060	$17,359	55.9%
Table games	3,868	2,751	40.6%
Other	1,136	641	77.2%
	32,064	20,751	54.5%

Non-casino revenues, net
Food and beverage	6,101	6,990	(12.7)%
Hotel	2,211	1,974	12.0%
Other	1,832	1,138	61.0%
	10,144	10,102	0.4%
Total revenues	$42,208	$30,853	36.8%

The following discussion is based on our consolidated financial statements for the three-months ended March 31, 2021 and 2020. Because all of the Company’s operations were temporarily closed, the comparisons for the three-month period are not particularly meaningful. The periods of closure were:

●	Silver Slipper Casino and Hotel ― closed from March 16, 2020 until May 21, 2020
●	Grand Lodge Casino and Stockman’s Casino ― closed from March 17, 2020 until June 4, 2020
●	Bronco Billy’s Casino and Hotel ― closed from March 17, 2020 until June 15, 2020
●	Rising Star Casino Resort ― closed from March 16, 2020 until June 15, 2020.

Revenues. Consolidated total revenues for the three-months ended March 31, 2021 were constrained by requirements to maintain “social distancing” during the ongoing COVID-19 pandemic, including reductions in the number of slot machines we are permitted to operate, the number of people that we can accommodate at each table game, the seating capacity of our bars and restaurants, and restrictions on the types of food service we can offer. Despite these constraints, total revenues increased due largely to approximately two weeks of property closures in the 2020 period, as noted above, as well as improved spending levels per guest at Silver Slipper. Food and beverage revenues declined in the first quarter of 2021, due to pandemic-related operating constraints and fewer food-related marketing offers. Hotel revenue improved, as our hotels were generally permitted to operate in the 2021 period without operating restrictions. Of note, “Other Non-casino Revenues” includes $1.0 million of revenue related to our mobile sports operations for the three-month period ended March 31, 2021. See “Operating Results – Reportable Segments” below for details.

See further information within our reportable segments described below.

Operating Expenses. Consolidated operating expenses in the first quarter of 2021 decreased primarily due to improved labor efficiencies upon the reopening of our casino properties, as well as reductions in operating hours at our property’s food and beverage and table games departments. This affected payroll and related expenses across all departments at the Company, as well as numerous volume-related costs, such as our cost of the food and beverages served to guests. Note that payroll and related expenses during the 2020 period included a brief period of continuing payroll, health care, and related costs for most of our employees as severance, despite the closure of all of the Company’s properties in mid-March 2020. We also opted to significantly reduce our marketing expenses upon reopening, benefiting from analytics provided by new marketing systems installed in late 2019.

We chose to reopen our casinos, when permitted to do so, very cautiously, with limited hours of operation of many amenities and minimal staffing, as we were unsure as to the customer response. As the capacity of our restaurants was limited in order to ensure social distancing, we chose to eliminate certain promotions, like “2-for-1” buffets and a “$0.49 breakfast,” which were loss leaders that could not be easily accommodated with our reduced restaurant capacity. We reduced the number of slot machines we operate, again to assure social distancing and, in some cases, as required to do so by the gaming authorities.  This resulted in reductions in certain taxes based on the number of machines, as well as the amounts we pay for certain leased games. Until recently, we were limited in terms of the numbers of people who can participate at each table game, again to ensure social distancing, and we offset this by increasing the minimum wagers on our table games so as to afford to pay the dealers and other required personnel with fewer people playing each game. Meanwhile, we expanded the number of stadium gaming and similar machines in the vicinity of our table games, to accommodate customers who may not want to play at higher table game minimums. We also used the closure period to revamp much of our marketing programs, particularly at Rising Star and Bronco Billy’s, which had recently installed new, state-of-the-art slot machine systems and therefore had much better marketing data than was available previously. The improved marketing data allowed us to focus our attention and benefits on our most important customers, while we were also able to identify groups of customers who had historically been receiving benefits that were not justified by their levels of play.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended
	March 31,
	2021	2020
Interest cost (excluding loan fee amortization)	$4,431	$2,486
Amortization of debt issuance costs and discount	284	225
Capitalized interest	(259)	(220)
	$4,456	$2,491

The increase in interest expense for the three-month period was primarily due to an increase in our debt levels. In February 2021, we refinanced approximately $106.8 million of the Prior Notes with $310.0 million of new 2028 Notes as discussed under “Recent Developments.” Note that the interest rate on the Prior Notes was LIBOR plus 7 percentage points, with a 1% LIBOR floor, resulting in a floating rate of interest that was near the fixed rate coupon on the new debt of 8.25%. The new debt also has a significantly longer term than the Prior Notes. The additional proceeds are being used to, among other things, fund our Chamonix project.

Other Non-Operating Expenses, Net

For the three-month period ended March 31, 2021, we had approximately $7.5 million of other non-operating expenses, consisting of $6.1 million related to the extinguishment of our Prior Notes and $1.3 million for the fair value adjustment to our outstanding warrants, which were repurchased in February 2021. The fair value was determined based on the repurchase price of $4.0 million. The fair value adjustment reflected an increase in the warrant expense from $2.7 million at December 31, 2020, when the Company’s stock traded at lower prices, to the actual repurchase price of $4.0 million. For the prior-year period, we had a non-cash benefit of $1.7 million for the fair value adjustment of the warrants, reflecting a decline in our share price during that quarter.

Income Tax Expense. We recognized income tax expense for the three-months ended March 31, 2021 and 2020, which resulted in effective income tax rates of (6.2)% and (2.2)%, respectively. We recorded a liability of approximately $237,000 during the quarter ended March 31, 2021 as shown below. This expense relates to the required adoption of ASU 2019-12 (see Note 2 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report).

(In thousands)
Three Months Ended
Components of Income Tax	March 31, 2021
Income tax benefit	$(35)
Income tax expense	237
Income tax expense, net	$202

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2021 results. Tax losses incurred in 2021 may offset taxable income in future years and we have significant tax loss carryforwards from prior years. However, because of the level of uncertainty regarding sufficient prospective income, we currently maintain a valuation allowance against our remaining deferred tax assets.

Operating Results – Reportable Segments

We manage our casinos based primarily on geographic regions within the United States and type of income. For more information, please refer to our earlier discussion within “Executive Overview” above.

The following table presents detail by segment of our consolidated revenues and Adjusted EBITDA; see “Non-GAAP Financial Measure” for additional information. Additionally, management uses Adjusted Segment EBITDA as the measure of segment profit in accordance with GAAP.

(In thousands)	Three Months Ended
	March 31,		Percent
	2021	2020	Change
Revenues
Mississippi	$22,356	$15,092	48.1%
Indiana	8,590	7,247	18.5%
Colorado	5,905	4,982	18.5%
Nevada	4,368	3,108	40.5%
Contracted Sports Wagering	989	424	133.3%
	$42,208	$30,853	36.8%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$7,630	$1,831	316.7%
Indiana	1,134	(1,490)	176.1%
Colorado	1,710	(471)	463.1%
Nevada	1,224	(390)	413.8%
Contracted Sports Wagering	976	390	150.3%
Adjusted Segment EBITDA	12,674	(130)	9,849%
Corporate	(1,905)	(1,119)	70.2%
Adjusted EBITDA	$10,769	$(1,249)	962.2%

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020. We were permitted to reopen on May 21, 2020.

For the three-months ended March 31, 2021, revenues increased by 48.1%, primarily due to improvements in casino revenues, which increased by 76.8%. Slot revenue rose 74.6% due to increased coin-in and a slight increase in hold percentage. Table games revenue rose by 93.0% due to increased drop and an 8.9 percentage point increase in the table games hold percentage. Other casino revenues increased by $484,000, primarily reflecting higher volumes from our sports book operations.

Non-casino revenue increased by 4.9% for the three-month period ended March 31, 2021, principally due to growth in our hotel operations. Hotel revenues increased 20.6% for the three-months ended March 31, 2021. Total occupied room-nights increased by 32.2% to 10,437 room-nights for the first quarter of 2021, due to the closure period in the prior-year’s quarter.

Adjusted Segment EBITDA for the three-month period ended March 31, 2021 increased by 316.7% driven by a combination of increases in casino revenues, which was affected last year by the property’s closure in March 2020, and our focus on controlling labor and marketing costs upon the property’s reopening.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Pursuant to an order from the state gaming commission, we temporarily suspended operations on March 16, 2020 until we were permitted to reopen on June 15, 2020.

For the quarter ended March 31, 2021, total revenues increased by 18.5%, or $1.3 million. This increase was due to increased volumes and a higher slot hold percentage, along with approximately two weeks of closure in March 2020. Casino revenue increased by 33.6% for the three-months ended March 31, 2021. Food and beverage revenues decreased by 35.1%, as reduced operating hours, social distancing requirements and revised marketing strategies reduced the number of covers in our restaurants. Hotel revenues, increased for the three-month period by 7.1% due to the closure period in the prior-year’s quarter. Total occupied room-nights increased 7.4% to 11,592 for the first quarter of 2021.

Adjusted Segment EBITDA increased by $2.6 million for the quarter ended March 31, 2021. The increase was due to increased volumes and a focus on labor efficiencies throughout the property, with operating hours for table games and food and beverage outlets more appropriately matched to the demand for such services, as well as the launch of an improved loyalty program in June 2020.

In 2019, the Indiana legislature approved a reduction in certain gaming taxes that benefits Rising Star, beginning on July 1, 2021. Based on activity levels in recent years, we estimate that the new gaming tax schedule will save us approximately $2.5 million per year.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix development project. Pursuant to state government orders, we temporarily closed Bronco Billy’s on March 17, 2020 until we were permitted by governing authorities to reopen on June 15, 2020.

For the three-months ended March 31, 2021, total revenues increased by 18.5%, or $0.9 million, due largely to an increase in casino revenue, as last year’s period included the temporary government-mandated shutdown. Casino revenue in the first quarter of 2021 increased by 31.4%. Table games revenue decreased 77.2% as, unlike our slot operations, table games operations were not permitted to reopen until February 2021.  Food and beverage revenues decreased by 46.1% for the three-months ended March 31, 2021 due to limitations on seating, reduced operating hours, and fewer food-based marketing offers. Hotel revenues decreased by 17.1%, reflecting limited hotel room availability, as many of the property’s hotel rooms were closed to facilitate construction of Chamonix.

Adjusted Segment EBITDA increased by 463.1% to $1.7 million for the first quarter of 2021 due to increased gaming revenue, improved labor controls, more efficient marketing due to improved analytics from Bronco Billy’s new slot marketing system, and decreases in food costs and device fees/taxes. The property was also closed for approximately two weeks of the prior-year’s quarter and paid severance and benefits to many of its employees during that period, despite being closed.

The market in Cripple Creek is seasonal, favoring the summer months.

Nevada

The Nevada segment consists of the Grand Lodge and Stockman’s casinos and is historically the smallest of the Company’s segments. Pursuant to state government orders, we temporarily closed both Grand Lodge Casino and Stockman’s Casino from March 17, 2020 until we were permitted to reopen on June 4, 2020.

Our Northern Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge Casino is located near several major ski resorts. We typically benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas. However, pandemic-related restrictions at the nearby ski resorts in late 2020 and early 2021 affected our business in the first quarter of 2021. The 2020 period was affected by the mandated closure of our casinos.

For the three-months ended March 31, 2021, total revenues increased by 40.5%.  An increase in this year’s hold percentage helped with the improvement over last year’s first quarter, which also included the shutdown in mid-March. Casino revenues increased by 52.8% for the three-month period ended March 31, 2021. While table games at Stockman’s have not yet reopened, table games revenue improved overall by 38.2% due to increased hold at Grand Lodge.  Slot revenue improved by 57.3%, due to increases in both slot handle and the hold percentage.

Adjusted Segment EBITDA for the three-month period ended March 31, 2021 increased by about $1.6 million. The impact of higher casino revenues and continued cost controls, specifically regarding labor and marketing expenses, have produced an improvement in Adjusted Segment EBITDA. As restrictions have eased in Northern Nevada, both properties have improved revenues while continuing to maintain control of expenses.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado and Indiana. Revenues and Adjusted Segment EBITDA were both approximately $1.0 million in the first quarter of 2021, reflecting a full quarter of operations of three of our six permitted sports wagering skins. For the first quarter of 2020, when only one sports wagering skin was live, such amounts were both approximately $0.4 million.

On April 1 and April 23, 2021, respectively, our fourth and fifth sports wagering skins commenced operations. We believe that our last remaining skin will commence operations in the next few months. We receive a percentage of defined revenues of each skin, subject to annual minimums. When all six skins are in operation, we should receive a contractual minimum of $7 million on an annualized basis, with minimal related expenses.

Corporate

Corporate expenses for the three-month period ended March 31, 2021 increased in part due to an increase in accrued bonuses related to the Company’s improved operating results, as well as an adjustment to franchise taxes. These increases were slightly offset by the allocation of corporate service costs to the casino properties in the first quarter of 2021.

In April 2020, we began allocating certain costs to the properties, consistent with the practice of most public casino companies. Previously, such costs were carried at the corporate level. In the first quarter of 2021, a total of $405,000 was allocated, consisting of $128,000 of additional costs at Silver Slipper, $112,000 at Bronco Billy’s, $92,000 at Rising Star and $73,000 for Northern Nevada. Management believes that such allocations are appropriate and that they make our financial results more comparable to other casino companies.

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

The following table presents a reconciliation of net loss and operating income (loss) to Adjusted EBITDA:

(In thousands)	Three Months Ended
	March 31,
	2021	2020
Net loss	$(3,445)	$(4,358)
Income tax provision	202	95
Interest expense, net of amounts capitalized	4,456	2,491
Loss on extinguishment of debt	6,134	—
Adjustment to fair value of warrants	1,347	(1,656)
Operating income (loss)	8,694	(3,428)
Project development costs	47	56
Depreciation and amortization	1,800	2,040
Loss on disposal of assets, net	104	—
Stock-based compensation	124	83
Adjusted EBITDA	$10,769	$(1,249)

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2021
(In thousands)

						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$6,948	$660	$22	$—	$—	$7,630
Indiana	518	616	—	—	—	1,134
Colorado	1,281	347	82	—	—	1,710
Nevada	1,085	139	—	—	—	1,224
Contracted Sports Wagering	976	—	—	—	—	976
	10,808	1,762	104	—	—	12,674
Other operations
Corporate	(2,114)	38	—	47	124	(1,905)
	$8,694	$1,800	$104	$47	$124	$10,769

Three Months Ended March 31, 2020
(In thousands)
					Adjusted
					Segment
	Operating	Depreciation	Project	Stock-	EBITDA and
	Income	and	Development	Based	Adjusted
	(Loss)	Amortization	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$988	$843	$—	$—	$1,831
Indiana	(2,112)	622	—	—	(1,490)
Colorado	(858)	387	—	—	(471)
Nevada	(540)	150	—	—	(390)
Contracted Sports Wagering	390	—	—	—	390
	(2,132)	2,002	—	—	(130)
Other operations
Corporate	(1,296)	38	56	83	(1,119)
	$(3,428)	$2,040	$56	$83	$(1,249)

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended March 31, 2021 and 2020 included facility rents related to: (i) Mississippi of $0.6 million during 2021 and $0.4 million during 2020, (ii) Nevada of $0.5 million for both periods, and (iii) Colorado of $0.2 million for both periods.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2021, we had $277.9 million of cash and equivalents, including $179.9 million of restricted cash dedicated to the construction of Chamonix. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the three months ended March 31, 2021 was $8.3 million, compared to cash used by operations of $4.2 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2021 and 2020 periods, our operating cash flows increased primarily due to strong performances at each segment and the temporary closure of our properties in March 2020.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2021 was $3.4 million, which primarily related to the purchase of Carr Manor and other land parcels related to our Chamonix project. Cash used in investing activities during the prior-year period was $1.0 million, which primarily related to capital expenditures for Chamonix.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the three months ended March 31, 2021 was $235.4 million, compared to cash used in financing activities of $0.4 million in the prior-year period. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and gross proceeds of $46.0 million through our underwritten equity offering. These cash inflows in 2021 were offset by the payoff of the Prior Notes along with related prepayment premiums, as well as expenses related to the issuance of our 2028 Notes, our March 2021 equity offering, and our new $15.0 million revolving credit facility.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the potential expansion of Silver Slipper and our American Place proposal, if pursued, may require additional financing and/or temporarily reduce the Company’s ability to repay debt. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control.

Debt

Long-term Debt. At March 31, 2020, we had $310.0 million of principal indebtedness outstanding under the 2028 Notes. Additionally, in the midst of the pandemic when all operations were suspended, we obtained the CARES Act Loans totaling $5.6 million. We also owe $3.7 million related to our finance lease of a hotel at Rising Star.

8.25% Senior Secured Notes due 2028. On February 12, 2021, we refinanced all of our outstanding Prior Notes through the issuance of $310 million of new senior secured notes due 2028. The 2028 Notes are secured by liens on substantially all of our assets and are guaranteed by all of our restricted subsidiaries. We placed $180 million of the debt proceeds into a construction reserve account dedicated to the construction of Chamonix.

The 2028 Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the 2028 Notes is payable on February 15 and August 15 of each year.

Senior Secured Revolving Credit Facility due 2026.  On March 31, 2021, we entered into a credit agreement for a $15.0 million senior secured five-year revolving credit facility and includes a letter of credit sub-facility. The credit facility may be used for working capital and other ongoing general purposes, excluding project costs for Chamonix, which was separately funded. The credit facility is equally and ratably secured by the same assets securing the 2028 Notes, and borrowings under the credit facility will be guaranteed by all of our assets and guarantees by all of our subsidiaries.

Unsecured Loans Under the CARES Act. On May 8, 2020, two of our wholly-owned subsidiaries obtained the CARES Act Loans in the aggregate amount of $5.6 million. Such funds were principally used to rehire several hundred employees at Rising Star and Bronco Billy’s in advance of, and subsequent to, their reopenings in mid-June 2020 from the mandated closures. Such unsecured loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses over a 24-week period, including primarily the payroll and health benefits of employees who might otherwise have been without jobs or health benefits. We intend to seek forgiveness of these loans, as permitted by the legislation, but there is no certainty that any or all of such loans will be forgiven.

See Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we intend to make significant capital investments related to the construction of our Chamonix growth project in Cripple Creek, Colorado, which is currently underway. We currently expect to invest approximately $50 million into the construction of Chamonix in 2021 and an additional $130 million in 2022, with its opening expected to be in the fourth quarter of 2022.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2020. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2020. There has been no significant change in our estimation methods since the end of 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic; our development and expansion plans, including the estimated commencement, completion and opening timeline for the new Chamonix casino hotel; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports revenue agreements with third-party providers, including the expected revenues and expenses and the expected timing for the launch of the sports betting “skins” related thereto; the Waukegan proposal, including our ability to obtain the casino license and, if we are awarded such license, to obtain financing; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; the adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; our expectations regarding the refinancing of our principal debt; our anticipated capital expenditures; our intentions to seek forgiveness of the CARES Act Loans; our beliefs regarding compliance with our liquidity and financial covenants; our intentions regarding the use of the net proceeds from the Equity Offering; the anticipated or potential legislative actions; our beliefs in connection with our marketing efforts; the factors that affect the financial performance of our properties; the adequacy of our insurance; the competitive outlook; our expectations regarding the outcome of legal matters; the impact of recently issued accounting standards; our estimates regarding the cash used in our day-to-day operations; and our estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

Risks Related to our Business and Operations

●	The outbreak of COVID-19 (coronavirus), which has significantly impacted the global economy, including the gaming industry.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	Significant competition from other gaming and entertainment operations.
●	Revenue declines if discretionary consumer spending drops due to an economic downturn.
●	The inability of our contracted sports betting parties, through the use of our permitted website “skins,” to compete effectively, their inability and/or unwillingness to sustain sports betting operations should they experience an extended period of unprofitability, and our inability to replace existing partners or vendors on similar terms as our existing revenue guarantees.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	We derive our revenues and operating income from our casino resort properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	If the lessor of Grand Lodge Casino exercises its buyout rights or if we default on this or on certain other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	The occurrence of natural disasters, such as hurricanes, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	We may incur property and other losses that are not adequately covered by insurance.
●	We depend on our key personnel.
●	Higher wage and benefit costs, including a potential increase in the federal minimum wage.
●	Rising operating costs at our gaming properties.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are often involved in one or more construction and development projects, including the new Cripple Creek casino hotel, and many factors could prevent us from completing them as planned.
●	The construction costs for the new Cripple Creek casino hotel may exceed budgeted amounts plus contingencies, which may result in insufficient funds in the construction reserve account to complete the project and may result in the Company accessing its unrestricted cash or other resources to complete the project. There is no certainty that such resources will be available.
●	There is no assurance that new Cripple Creek casino hotel will not be subject to additional regulatory restrictions, delays, or challenges.

●	There is no assurance that the new Cripple Creek casino hotel will be successful.
●	Failure to comply with the terms of our disbursement agreement could limit our access to funds.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of the new Cripple Creek casino hotel may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino.
●	Additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	Our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	Failure to obtain necessary government approvals in a timely manner, or at all.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	Restrictive covenants and limitations in our debt facilities that could significantly affect our ability to borrow additional funds and/or operate our business and could lead to events of default if we do not comply with the covenants.
●	Our inability to generate sufficient cash flow to service our indebtedness and fund our operating expenses, working capital needs and capital expenditures.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the 2028 Notes are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the 2028 Notes could foreclose on our assets.
●	Our loans under the CARES Act may be subject to regulatory review.
●	We and our subsidiaries may still be able to incur substantially more debt.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power, and if we experience damage or service interruptions, we may have to cease some or all of our operations.
●	Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell our stock at favorable prices or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

●	The other factors as discussed throughout Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2020, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10 K for the year ended December 31, 2020.

Item 6. Exhibits

Exhibit Number	Description
4.1

Indenture (including form of Notes), dated as of February 12, 2021, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by referenced to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 12, 2021.

10.1

Credit Agreement, dated as of March 31, 2021, among the Company, as borrower, the subsidiary guarantors party thereto, the lender parties thereto, and Capital One, National Association, as administrative agent (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 31, 2021).

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

FULL HOUSE RESORTS, INC.

Date: May 11, 2021	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 11, 2021	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)