Form 10-Q
period 2021-06-30
FULL HOUSE RESORTS INC
filed 2021-08-11
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 9, 2021, there were 34,227,493 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Casino	$34,647	$10,955	$66,711	$31,706
Food and beverage	7,440	1,994	13,541	8,984
Hotel	2,510	719	4,721	2,693
Other operations, including online/mobile sports	2,845	843	4,677	1,981
	47,442	14,511	89,650	45,364
Operating costs and expenses
Casino	11,087	3,470	21,426	13,803
Food and beverage	5,928	2,083	11,288	9,219
Hotel	1,140	377	2,196	1,550
Other operations	551	273	946	835
Selling, general and administrative	14,007	9,796	28,420	22,777
Project development costs	126	259	173	315
Depreciation and amortization	1,829	1,980	3,629	4,020
Loss on disposal of assets, net	568	439	672	439
	35,236	18,677	68,750	52,958
Operating income (loss)	12,206	(4,166)	20,900	(7,594)
Other (expense) income
Interest expense, net of $249 and $211 capitalized for the three-months ended June 30, 2021 and 2020, and $508 and $431 capitalized for the six-months ended June 30, 2021 and 2020	(6,670)	(2,447)	(11,126)	(4,938)
Gain (loss) on extinguishment of debt	30	—	(6,104)	—
Adjustment to fair value of warrants	—	(94)	(1,347)	1,562
	(6,640)	(2,541)	(18,577)	(3,376)
Income (loss) before income taxes	5,566	(6,707)	2,323	(10,970)
Income tax provision (benefit)	82	(4)	284	91
Net income (loss)	$5,484	$(6,703)	$2,039	$(11,061)

Basic earnings (loss) per share	$0.16	$(0.25)	$0.07	$(0.41)
Diluted earnings (loss) per share	$0.15	$(0.25)	$0.06	$(0.46)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$104,962	$37,698
Restricted cash	176,579	—
Accounts receivable, net of allowance of $209 and $176	3,398	4,904
Inventories	1,947	1,511
Prepaid expenses and other	6,234	2,461
	293,120	46,574

Property and equipment, net	124,723	115,772
Operating lease right-of-use assets, net	17,443	17,361
Goodwill	21,286	21,286
Other intangible assets, net	10,919	10,963
Deposits and other	663	660
	$468,154	$212,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,047	$4,191
Accrued payroll and related	4,902	2,397
Accrued interest	9,888	38
Other accrued liabilities	10,088	10,772
Current portion of operating lease obligations	3,454	3,283
Current portion of finance lease obligation	458	491
Current portion of long-term debt	1,173	426
Common stock warrant liability	—	2,653
	36,010	24,251

Operating lease obligations, net of current portion	14,710	14,914
Finance lease obligation, net of current portion	3,090	3,298
Long-term debt, net	305,361	106,832
Deferred income taxes, net	904	620
Contract liabilities, net of current portion	5,073	5,398
Other long-term liabilities	626	626
	365,774	155,939
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 28,385,299 shares issued and 34,227,493 and 27,124,292 shares outstanding	4	3
Additional paid-in capital	108,262	64,826
Treasury stock, 1,075,056 and 1,261,007 common shares	(1,311)	(1,538)
Accumulated deficit	(4,575)	(6,614)
	102,380	56,677
	$468,154	$212,616

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2021	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Exercise of stock options	—	—	36	(34)	42	—	78
Stock-based compensation	—	—	124	—	—	—	124
Net loss	—	—	—	—	—	(3,445)	(3,445)
Balance, March 31, 2021	35,302	4	107,959	1,227	(1,496)	(10,059)	96,408
Exercise of stock options	—	—	104	(152)	185	—	289
Stock-based compensation	—	—	199	—	—	—	199
Net income	—	—	—	—	—	5,484	5,484
Balance, June 30, 2021	35,302	$4	$108,262	1,075	$(1,311)	$(4,575)	$102,380

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2020	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096
Stock-based compensation	—	—	83	—	—	—	83
Net loss	—	—	—	—	—	(4,358)	(4,358)
Balance, March 31, 2020	28,346	3	64,485	1,270	(1,548)	(11,119)	51,821
Stock grants	13	—	24	—	—	—	24
Stock-based compensation	—	—	79	—	—	—	79
Net loss	—	—	—	—	—	(6,703)	(6,703)
Balance, June 30, 2020	28,359	$3	$64,588	1,270	$(1,548)	$(17,822)	$45,221

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,039	$(11,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,629	4,020
Amortization of debt issuance and warrant costs and other	634	496
Stock-based compensation	323	186
Change in fair value of stock warrants	1,347	(1,562)
Loss on disposal of assets	672	439
Proceeds from insurance related to property damage	1,334	—
Loss on extinguishment of debt	6,104	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	1,506	422
Prepaid expenses, inventories and other	(4,209)	554
Deferred taxes	284	91
Common stock warrant liability	(4,000)	—
Contract liabilities	25	(58)
Accounts payable and accrued expenses	9,094	112
Net cash provided by (used in) operating activities	18,782	(6,361)
Cash flows from investing activities:
Purchase of property and equipment	(10,539)	(1,375)
Other	(32)	22
Net cash used in investing activities	(10,571)	(1,353)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	310,000	—
Proceeds from equity offering, net of issuance costs	42,974	—
Proceeds from CARES Act unsecured loans	—	5,606
Payment of debt discount and issuance costs	(9,405)	(447)
Repayment of Senior Secured Notes due 2024	(106,825)	(550)
Prepayment premiums of Senior Secured Notes due 2024	(1,261)	—
Repayment of finance lease obligation	(242)	(251)
Proceeds from exercise of stock options	367	—
Other	24	—
Net cash provided by financing activities	235,632	4,358

Net increase (decrease) in cash, cash equivalents and restricted cash	243,843	(3,356)
Cash, cash equivalents and restricted cash, beginning of period	37,698	29,851
Cash, cash equivalents and restricted cash, end of period	$281,541	$26,495

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$891	$4,336
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$2,681	$137

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

The Company currently operates five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. Construction continues at a sixth property, Chamonix Casino Hotel (“Chamonix”), adjacent to the Company’s existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We also benefit from six permitted sports wagering “skins,” three in Colorado and three in Indiana. Other companies operate or will operate these online sports wagering sites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Five of our six permitted skins have commenced operations, while the last remaining sports skin is expected to begin operations in the coming months. The following table identifies our five segments, along with properties and their locations:

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

COVID-19 Pandemic Update. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed. As a result, the number of newly reported cases has declined in the U.S. from levels seen in late 2020 and early 2021, though new variants have resulted in a reversal of these trends in recent weeks. The new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders, the Company temporarily closed all of its casino properties.

As a result, the Company experienced a material decline in its revenues until its properties began reopening when permitted by local authorities. The reopening dates were:

●	Silver Slipper Casino and Hotel ― May 21, 2020
●	Grand Lodge Casino and Stockman’s Casino ― June 4, 2020
●	Bronco Billy’s Casino and Hotel ― June 15, 2020
●	Rising Star Casino Resort ― June 15, 2020.

During the shutdown period, the Company evaluated labor, marketing and other costs at its businesses so that, upon reopening, its properties could reopen with significantly lower operating costs. As a result, the Company’s operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite business restrictions throughout its properties and certain pandemic-related additional costs. The extent to which the Company’s financial and operating results in future periods may be affected by COVID-19, including the new Delta variant, will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; vaccination rates among the population; the effectiveness of COVID-19 vaccines against the Delta variant; any additional actions imposed by governmental authorities to contain COVID-19 and the Delta variant or minimize its impact; increased operating costs and constraints to implement sanitation and social distancing requirements; increased costs for materials due to supply chain constraints; and general economic conditions, among others.

The disruptions arising from COVID-19 continued to impact the Company during the three- and six-months ended June 30, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. While each of the Company’s properties are currently open and operating restrictions eased during the second quarter of 2021, the current economic and regulatory environment in each of the Company’s jurisdictions continues to evolve. For example, mask mandates for all employees and guests were re-introduced at our Nevada properties in July 2021 in compliance with recent orders from Nevada state government officials. The manner in which governments will react as the global and regional impact of the COVID-19 pandemic changes over time is uncertain, and such actions could significantly alter the Company’s current operations.

During the first half of 2021, the Company completed several transactions, which include:

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

As of June 30, 2021, the Company had total cash and cash equivalents of $281.5 million, including $176.6 million in restricted cash for the construction of Chamonix.

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

The Company sometimes provides discretionary complimentary goods and services (“discretionary comps”), primarily to casino customers. For these types of transactions, the Company allocates revenue to the department providing the complimentary goods or services based upon its estimated standalone selling price, offset by a reduction in casino revenues.

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play,” complimentary dining, or hotel stays. Such liabilities were approximately $0.7 million for June 30, 2021 and $0.8 million for December 31, 2020, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services, offset by a reduction in the liability.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. In 2019, the Company entered into several ten-year agreements with various unaffiliated companies allowing for online/mobile sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star and Bronco Billy’s casinos (the “Sports Agreements”). The contracts differ as to the percentages of revenues that we receive. Also, some contracts require payments in advance of the contract year, while others call for settlement in arrears. As part of these long-term Sports Agreements, the Company received $6 million in one-time market access fees, which were recorded as a long-term liability in the same amount and are being recognized as revenue ratably over the initial term of each agreement, beginning with the commencement of operations.

Indiana. Two of the Company’s Sports Agreements commenced operations in December 2019 and April 2021, respectively. The remaining Sports Agreement is expected to go live in the coming months.

Colorado. The Company’s three contracted mobile sports wagering websites commenced online operations in June 2020, December 2020 and April 2021.

Deferred revenues also include a total of $2.0 million related to the annual prepayment of contracted revenue, as required in two of the Sports Agreements. Bronco Billy’s received $1.0 million of prepaid revenue for contracted sports operations that commenced in December 2020, and Rising Star received $1.0 million of prepaid revenue for contracted sports operations that commenced in April 2021.

Such revenues consisted of the following, as discussed above:

(In thousands)		June 30,	December 31,
	Balance Sheet Location	2021	2020
Deferred revenue, current	Other accrued liabilities	$1,722	$1,372
Deferred revenue, net of current portion	Contract liabilities, net of current portion	5,073	5,398
		$6,795	$6,770

Income Taxes. For interim income tax reporting for the three- and six-months ended June 30, 2021, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

3. LEASES

The Company has no leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s lease terms, including extensions, range from one month to approximately 37 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent, as further discussed below.

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

The Company executed a fourth amendment to the original lease with the landlord, effective March 2020, which granted a waiver of base rent for April and May of 2020. Such abatement totaled $155,000 and the value of such abatement will be amortized over the remaining term of the lease. From April 1, 2022 through October 1, 2027, the Company may buy out the lease for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date.

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. In May 2019, Bronco Billy’s exercised its second renewal option to extend the lease term through January 31, 2023 and currently pays $32,500 per month in rent. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

In June 2021, the Company remeasured this lease’s related ROU asset and liability balances by factoring in an additional renewal term through January 2026, with monthly rent increases to $35,000 starting in February 2023. Since part of Chamonix will be built on this leased land, management believes this remeasurement fairly accounts for such easement, until the Company becomes reasonably certain of exercising the purchase option.

Third Street Corner Building through August 2023 and Option to Purchase. The Company leased a nearby closed casino in August 2018 and reopened it in November 2018. The reopened casino did not produce enough incremental revenue to offset the incremental costs, and it was closed in September 2020. The Company has the right to purchase the casino at any time during the lease term, as extended. Currently, the purchase price is $2.7 million if exercised by October 31, 2021 and increases to $2.8 million for purchase dates thereafter.

As part of the Chamonix development project, this building is currently used as office space for construction personnel, obviating the need for construction trailers. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and was subsequently extended in June 2021 for an additional two years with annual lease payments of $0.3 million. Beginning in March 2021, such rent expenses have been capitalized as construction costs for Chamonix.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At June 30, 2021, such potential purchase price was $3.5 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Costs	Statement of Operations Classification	2021	2020	2021	2020
Operating leases:
Fixed/base rent(1)	Selling, General and Administrative Expenses	$1,086	$1,199	$2,245	$2,399
Variable payments	Selling, General and Administrative Expenses	418	4	820	158
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	39	78	79
Interest on lease liabilities	Interest Expense, Net	41	62	84	94
Total lease costs		$1,584	$1,304	$3,227	$2,730

__________

(1)	Starting in March 2021, rent expenses of approximately $60,000 and $79,000 were subsequently capitalized as construction costs for Chamonix for the respective three- and six-months ended June 30, 2021.

Leases recorded on the balance sheet consist of the following:

(In thousands)

Leases	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$17,443	$17,361
Finance lease assets	Property and Equipment, Net(1)	4,801	4,879
Total lease assets		$22,244	$22,240

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,454	$3,283
Finance	Current Portion of Finance Lease Obligation	458	491
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	14,710	14,914
Finance	Finance Lease Obligation, Net of Current Portion	3,090	3,298
Total lease liabilities		$21,712	$21,986

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $2.9 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively.

Maturities of lease liabilities as of June 30, 2021 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2021 (excluding the six months ended June 30, 2021)	$2,447	$274
2022	4,852	652
2023	3,539	652
2024	1,663	652
2025	1,466	652
Thereafter	30,105	1,195
Total future minimum lease payments	44,072	4,077
Less: Amount representing interest	(25,908)	(529)
Present value of lease liabilities	18,164	3,548
Less: Current lease obligations	(3,454)	(458)
Long-term lease obligations	$14,710	$3,090

__________

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	June 30, 2021		December 31, 2020
Weighted-average remaining lease term
Operating leases	20.15	years	20.4	years
Finance lease	6.3	years	6.8	years
Weighted-average discount rate
Operating leases	9.20%		9.41%
Finance lease	4.50%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows for operating leases(1)	$2,439	$1,659
Operating cash flows for finance lease	$84	$94
Financing cash flows for finance lease	$242	$251

__________

(1)	Starting in March 2021, cash paid for base rents of approximately $57,000 and $76,000 were subsequently capitalized as construction costs for Chamonix for the respective three- and six-months ended June 30, 2021.

4. ACQUISITIONS

Cripple Creek Land and Real Estate Purchase. As part of the development of Chamonix, the Company purchased Carr Manor, a boutique hotel with 14 guest rooms. This transaction closed on March 31, 2021 as an asset purchase for total consideration of $2.8 million. The purchase included five parcels of land, which adds to the Company’s land ownership in Cripple Creek by approximately 1.6 acres and provides additional guest parking. The addition of Carr Manor allows Bronco Billy’s to provide overnight accommodations to its guests during the construction of Chamonix, as many of Bronco Billy’s existing hotel rooms are either currently closed, being utilized by construction personnel, or will be demolished as part of the construction of Chamonix.

Additionally, on April 16, 2021, the Company purchased a lot and building near its operations in Cripple Creek, Colorado for $600,000.

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	June 30,	December 31,
	2021	2020
Revolving Credit Facility due 2026	$—	$—
Senior Secured Notes due 2028(1)	310,000	—
Senior Secured Notes due 2024(2)	—	106,825
Unsecured Loans (CARES Act)(3)	5,606	5,606
Less: Unamortized discounts and debt issuance costs	(9,072)	(5,173)
	306,534	107,258
Less: Current portion of long-term debt	(1,173)	(426)
	$305,361	$106,832

__________

(1)	As of June 30, 2021, the estimated fair value of these notes was approximately $338.6 million. The fair value was estimated using quoted market prices for these notes.
(2)	The estimated fair value for this non-traded debt instrument can be approximated by its respective carrying value because management believes its terms are representative of market conditions.
(3)	The estimated fair value for this non-traded debt instrument can be approximated by its respective carrying value because of its similar terms to other CARES Act loans.

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

The 2028 Notes contain representations and warranties, financial covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the 2028 Notes will be required upon the occurrence of certain events, including sales of certain assets, upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix.

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

The Prior Notes contained certain representations and warranties, events of default, and financial covenants that were more restrictive than the 2028 Notes. For example, the Company was required to maintain a total leverage ratio, which measured Consolidated EBITDA (as defined in the indenture) against outstanding debt. Due to the impact of the COVID-19 pandemic on the Company’s business operations in 2020, the Company executed amendments, and paid negotiated amendment fees, to delete the total leverage ratio covenant as of March 31, June 30, and September 30, among other items.

Revolving Credit Facility. On March 31, 2021, the Company entered into an agreement, which provides for a $15.0 million, senior secured five-year revolving credit facility and includes a letter of credit sub-facility (the “Credit Facility”). The Credit Facility may be used for working capital and other ongoing general purposes.

Until the completion of Chamonix, the interest rate per annum applicable to loans under the Credit Facility will be, at the Company’s option, either (i) LIBOR plus a margin equal to 3.50%, or (ii) a base rate plus a margin equal to 2.50%.  After completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) LIBOR plus a margin equal to 3.00%, or (ii) a base rate plus a margin equal to 2.00%. The commitment fee per annum payable is equal to 0.50% of the unused portion of the Credit Facility. The Company has also agreed to pay customary letter of credit fees, if any such letters of credit are issued. The Credit Facility is available, subject to the satisfaction of customary conditions, until March 31, 2026, at which time all amounts borrowed must be repaid.  As of June 30, 2021, there were no drawn amounts under the Credit Facility or any outstanding letters of credit.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the 2028 Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the 2028 Notes. The Credit Facility also includes a requirement that the Company maintain, for the quarters ending March 31, 2021 and June 30, 2021, cash and equivalents totaling at least $20.0 million, excluding any amounts in the construction reserve accounts reserved for construction of Chamonix. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with both covenants as of June 30, 2021.

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

Legislation subsequently extended the original maturity dates to May 3, 2025 with no change to the annual interest rate. After a 15-month deferment period for principal and interest payments, the Company is required to make monthly loan payments totaling $128,557 beginning in September 2021. The Loans may be prepaid at any time prior to maturity with no prepayment penalties. Such Loans may be forgiven, either in whole or in part, depending on the amount of such proceeds that are used for certain eligible expenses over a 24-week period, including primarily the payroll and health benefits of employees who might otherwise have been without jobs or health benefits. The Company has through the maturity date of the loans to apply for forgiveness; however, there is no certainty that any or all of such Loans will be forgiven.

6. COMMON STOCK WARRANT LIABILITY

On February 12, 2021, the Company used a portion of the proceeds from the 2028 Notes offering to redeem all of its outstanding warrants. As part of the Company’s former Second Lien Credit Facility, which was retired in 2018, the Company granted the second lien lenders 1,006,568 warrants. The settled repurchase price to redeem the warrants was $4.0 million.

The Company previously measured the fair value of the warrants at each reporting period. However, upon redemption of the warrants on February 12, 2021, the fair value was determined based on the negotiated repurchase price of $4.0 million. This resulted in a final incremental fair value adjustment of $1.3 million in the first quarter of 2021.

7. INCOME TAXES

The Company’s effective income tax rates for the three- and six-months ended June 30, 2021 were 1.5% and 12.2%, respectively, compared to effective income tax rates of 0.1% and (0.8)% for the corresponding prior-year periods. The Company’s tax rates differ from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

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

Options to Lease Land

Option Agreement for Public Trust Tidelands Lease in Mississippi.  The Company has been evaluating the potential construction of an additional hotel tower and related amenities at Silver Slipper, a portion of which would extend out over the adjoining Gulf of Mexico. In contemplation for such potential future expansion, the Company paid $5,000 for an option agreement – entered into by the Company on June 8, 2021 and approved by the Governor of Mississippi on July 13, 2021 – for a 30-year lease of approximately a half-acre of tidelands, with a term extension for another 30 years, if exercised. This initial six-month option can be renewed for three additional six-month increments of $5,000 upon each option renewal. Upon commencement of the land lease, rent during construction would be $10,000 for each six-month period until the earlier of six months after hotel operations have started or December 31, 2022. Thereafter, annual rent would be $105,300 with adjustments, based on the consumer price index at each anniversary. Before construction can commence, additional entitlements are necessary, including certain environmental approvals. There can be no certainty that the tidelands lease option will be exercised or that the contemplated Silver Slipper expansion will be built.

9. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share

The table below reconciles basic and diluted income (loss) per share of common stock:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) – basic	$5,484	$(6,703)	$2,039	$(11,061)
Adjustment for assumed conversion of warrants	—	—	—	(1,562)
Net income (loss) – diluted	$5,484	$(6,703)	$2,039	$(12,623)

Denominator:
Weighted-average common and common share equivalents - basic	34,156	27,079	30,776	27,077
Potential dilution from share-based awards	2,472	—	2,380	—
Potential dilution from assumed conversion of warrants	—	—	—	182
Weighted-average common and common share equivalents - diluted	36,628	27,079	33,156	27,259
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	172	4,204	172	3,198

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

10. SHARE-BASED COMPENSATION

On May 19, 2021, stockholders approved an amendment to the 2015 Equity Incentive Plan (the “2015 Plan”) to increase the number of shares available for issuance by 2,000,000 shares.

Restricted Stock Awards. On May 19, 2021, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 31,512 restricted shares under the 2015 Plan with a one-year vesting period. Additionally, the Company issued 69,975 performance-based shares in January 2021 and a total of 20,750 performance-based shares to three of the Company’s executives in May 2021. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2021, December 31, 2022, and December 31, 2023. For the 2021 period, one-sixth of such performance-based shares will vest on the anniversary date of the award if the Company’s annual Adjusted EBITDA for 2021 reflects at least 10% per annum growth since 2018, and one-sixth of such performance-based shares will vest on the anniversary date if the Company’s annual Free Cash Flow Per Share for 2021 reflects at least 12% per annum growth since 2018. Vesting of the performance-based shares is similar for the 2022 and 2023 periods.

As of June 30, 2021, the Company had 1,725,478 share-based awards authorized by shareholders and available for grant from the 2015 Plan.

The following table summarizes information related to the Company’s common stock options as of June 30, 2021:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2021	3,183,708	$1.71
Granted	295,620	7.17
Exercised	(185,951)	2.00
Canceled/Forfeited	(41,333)	1.81
Expired	—	—
Options outstanding at June 30, 2021	3,252,044	$2.19
Options exercisable at June 30, 2021	2,483,423	$1.64

Share-based compensation expense totaled $199,000 and $103,000 for the three-months ended June 30, 2021 and 2020, respectively, and $323,000 and $186,000 for the six-months ended June 30, 2021 and 2020, respectively. The expense for 2021 includes restricted shares issued to non-executive members of the Company’s Board of Directors as compensation for their annual service, and includes estimates for certain performance-based shares that were issued to the Company’s executives as noted above.

As of June 30, 2021, there was approximately $1.9 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.5 years.

11. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its reporting segments based on geographic regions within the United States and type of income. Those five segments, as of 2021, are:  Mississippi, Indiana, Colorado, Nevada, and Contracted Sports Wagering. The Company’s management views the states where each of its casino resorts are located as operating segments, in addition to its contracted sports wagering segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure. During the first quarter of 2021, since it is a significantly different business than its core casino business, the Company changed the aggregation of its operations to present Contracted Sports Wagering as a separate segment. This change of the reportable segments reflects realignment within the Company stemming from the expansion of the Company’s contracted on-site and online sports wagering skins. Additionally, this new segment breakout aims to enhance transparency of operations and allows for a more appropriate valuation of the Company’s various business components.

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended June 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$16,872	$7,886	$5,575	$4,314	$—	$34,647
Food and beverage	5,561	939	624	316	—	7,440
Hotel	1,268	1,131	111	—	—	2,510
Other operations	538	621	72	85	1,529	2,845
	$24,239	$10,577	$6,382	$4,715	$1,529	$47,442

Adjusted Segment EBITDA	$8,983	$2,666	$1,839	$1,412	$1,500	$16,400
Other operating costs and expenses:
Depreciation and amortization						(1,829)
Corporate expenses						(1,472)
Project development costs						(126)
Loss on disposal of assets, net						(568)
Stock-based compensation						(199)
Operating income						12,206
Other (expense) income:
Interest expense, net						(6,670)
Gain on extinguishment of debt						30
						(6,640)
Income before income taxes						5,566
Income tax provision						82
Net income						$5,484

(In thousands)	Three Months Ended June 30, 2020
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$6,645	$1,824	$1,486	$1,000	$—	$10,955
Food and beverage	1,757	91	88	58	—	1,994
Hotel	560	118	41	—	—	719
Other operations	160	174	18	28	463	843
	$9,122	$2,207	$1,633	$1,086	$463	$14,511

Adjusted Segment EBITDA	$1,200	$(1,361)	$(199)	$(562)	$447	$(475)
Other operating costs and expenses:
Depreciation and amortization						(1,980)
Corporate expenses						(910)
Project development costs						(259)
Loss on disposal of assets, net						(439)
Stock-based compensation						(103)
Operating loss						(4,166)
Other expenses:
Interest expense, net						(2,447)
Adjustment to fair value of warrants						(94)
						(2,541)
Loss before income taxes						(6,707)
Income tax benefit						(4)
Net loss						$(6,703)

(In thousands)	Six Months Ended June 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$32,912	$14,601	$10,839	$8,359	$—	$66,711
Food and beverage	10,255	1,686	1,037	563	—	13,541
Hotel	2,439	2,050	232	—	—	4,721
Other operations	990	830	178	161	2,518	4,677
	$46,596	$19,167	$12,286	$9,083	$2,518	$89,650

Adjusted Segment EBITDA	$16,613	$3,799	$3,548	$2,636	$2,477	$29,073
Other operating costs and expenses:
Depreciation and amortization						(3,629)
Corporate expenses						(3,376)
Project development costs						(173)
Loss on disposal of assets, net						(672)
Stock-based compensation						(323)
Operating income						20,900
Other expenses:
Interest expense, net						(11,126)
Loss on extinguishment of debt						(6,104)
Adjustment to fair value of warrants						(1,347)
						(18,577)
Income before income taxes						2,323
Income tax expense						284
Net income						$2,039

(In thousands)	Six Months Ended June 30, 2020
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$15,715	$6,852	$5,491	$3,648	$—	$31,706
Food and beverage	6,436	1,244	855	449	—	8,984
Hotel	1,530	976	187	—	—	2,693
Other operations	534	382	81	97	887	1,981
	$24,215	$9,454	$6,614	$4,194	$887	$45,364

Adjusted Segment EBITDA	$3,032	$(2,851)	$(669)	$(953)	$836	$(605)
Other operating costs and expenses:
Depreciation and amortization						(4,020)
Corporate expenses						(2,029)
Project development costs						(315)
Loss on disposal of assets, net						(439)
Stock-based compensation						(186)
Operating loss						(7,594)
Other (expense) income:
Interest expense, net						(4,938)
Adjustment to fair value of warrants						1,562
						(3,376)
Loss before income taxes						(10,970)
Income tax expense						91
Net loss						$(11,061)

(In thousands)	June 30,	December 31,
	2021	2020
Total Assets
Mississippi	$87,210	$83,809
Indiana	36,584	37,798
Colorado	233,063	44,961
Nevada	13,747	13,248
Contracted Sports Wagering	1,859	1,329
Corporate and Other	95,691	31,471
	$468,154	$212,616

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment, and retail outlets, among other amenities. We currently own or operate five casino properties in four states – Mississippi, Colorado, Indiana and Nevada – and are constructing a sixth casino hotel in Colorado. We view our Mississippi and Indiana properties as distinct operating segments, both of our Colorado properties (including our under-construction Chamonix Casino Hotel (“Chamonix”) project) as an operating segment, and both of our Nevada properties as an operating segment. We also benefit from six permitted sports “skins” that we are allowed to operate, three in Colorado and three in Indiana. We have contracted with other companies to operate these online sports wagering sites under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. As of this report date, five of our six permitted skins have commenced operations. We expect our last remaining skin to begin operations in Indiana in the coming months.

During the first quarter of 2021, because it is a significantly different business from our core casinos, we changed the aggregation of our operations to present Contracted Sports Wagering as a separate segment. This enhances transparency of our operations and allows for a more appropriate valuation of our various business components.

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

Recent Developments

COVID-19 Pandemic Update.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed. As a result, the number of newly-reported cases has declined in the U.S. from levels seen in late 2020 and early 2021, though new variants have resulted in a reversal of these trends in recent weeks. The new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties. As a result, we experienced a material decline in our revenues until our properties reopened when permitted by local authorities in May and June 2020.

During the shutdown period, we evaluated labor, marketing and other costs at our businesses so that, upon reopening, our properties could reopen with significantly lower operating costs. As a result, our operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite capacity restrictions throughout our casinos and in our restaurants and certain pandemic-related costs. The extent to which our financial and operating results in future periods may be affected by COVID-19, including the new Delta variant, will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; vaccination rates among the population; the effectiveness of COVID-19 vaccines against the Delta variant; any additional actions imposed by governmental authorities to contain COVID-19 and the Delta variant or minimize its impact; increased operating costs and capacity restrictions as a result of COVID-19; increased costs for materials due to supply chain constraints; and general economic conditions, among others.

The disruptions arising from COVID-19 continued to impact us during the six months ended June 30, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. While each of our properties are currently open and operating restrictions continued to ease during the second quarter of 2021, the current economic and regulatory environment in each of our jurisdictions continues to evolve. For example, mask mandates for all employees and guests were re-introduced at our Nevada properties in July 2021 in compliance with recent orders from Nevada state government officials. The manner in which governments will react as the global and regional impact of the COVID-19 pandemic changes over time is uncertain, and such actions could significantly alter our current operations.

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

Chamonix Casino Hotel Project.   In 2018, we began planning and design work on Chamonix, a new and distinct luxury hotel and casino located adjacent to our existing Bronco Billy’s casino. Reflecting changes made to the state’s gaming laws in November 2020, including the elimination of betting limits and the approval of new table games, we increased the size of Chamonix by 67% to approximately 300 luxury guest rooms and suites, from our previously-planned 180 guest rooms.  Such plans were approved by the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021.

We recently completed the major portion of the on-site utility work. Installation of micro-piles to support the foundations are approximately 25% complete. Substantial completion of the project is expected in the fourth quarter of 2022 and will include a new casino, approximately 300 luxury guest rooms and suites, parking garage, meeting and entertainment space, outdoor rooftop pool, spa, and fine-dining restaurant. It is still relatively early in the construction process, so estimates of cost and completion dates still contain substantial uncertainty.

The development plan for our Chamonix site allows us to add an additional hotel wing. We are currently evaluating whether to build this additional hotel wing now, given the ease to do so while we construct the broader Chamonix project. That additional wing, if constructed, would increase the total capacity of our hotel by 23%, to approximately 370 guestrooms. We believe that it could be funded, along with the rest of the project, from our existing cash balances, which totaled $281.5 million at the end of the second quarter. Such addition requires approvals from the Cripple Creek Historic Preservation Commission and Cripple Creek City Council. There can be no assurance that we will obtain such approvals and choose to further expand our Chamonix project.

Sports Wagering in Colorado and Indiana. Under state laws, we are permitted a total of six sports wagering “skins,” three in Colorado and three in Indiana. As of March 31, 2021, three of our six sports wagering skins had commenced operations. The fourth and fifth skins commenced operations on April 1 and April 23, 2021, respectively. We believe that the Company’s last remaining skin will commence operations in the coming months. We receive a percentage of defined revenues of each skin, subject to annual minimums. When all six skins are in operation, we should receive a contractual minimum of $7 million per year of sports gaming revenues, with minimal related expenses.

Waukegan Proposal (American Place).  We continue to be one of three bidders for the opportunity to build a new casino in Waukegan, Illinois, midway between Chicago and Milwaukee, an area with high population density and no nearby existing casino. If awarded the license by the Illinois Gaming Board (“IGB”), we intend to develop and operate a temporary casino on that site while a permanent casino (named “American Place”) is being constructed. American Place is expected to include a world-class casino with a state-of-the-art sportsbook; a premium boutique hotel comprised of twenty luxurious villas, each ranging from 1,500 to 2,500 square feet with full butler service; a 1,500-seat live entertainment venue; and various food and beverage outlets. American Place was one of three proposals certified by the Waukegan City Council in late 2019. At that time, the city’s consultant ranked American Place as the top proposal amongst the various submissions on numerous different criteria.

According to the IGB, the process for it to choose the preferred developer has been slowed by the COVID-19 pandemic. The IGB recently retained an experienced consultant to assist in its review. The IGB Administrator has indicated that he believes the IGB can make a preliminary suitability determination within six months of hiring an appropriate financial consultant. We can provide no assurances as to the timing or certainty that our project will be chosen by the Illinois Gaming Board for the available gaming license in Waukegan.

Key Performance Indicators

We use several key performance indicators to evaluate the operations of our properties. These key operating measures are presented as supplemental disclosures because management uses these measures to better understand period-over-period fluctuations in our casino and hotel operating revenues. These key performance indicators include the following and are disclosed in our discussions, where applicable, for certain jurisdictions on segment performance:

Gaming revenue indicators:

Slot coin-in is the gross dollar amount wagered in slot machines and table game drop is the total amount of cash or credit exchanged into chips at table games for use by our customers. Slot coin-in and table game drop are indicators of volume, and are monitored on a consolidated basis in relation to slot and table game win. Such metrics can be influenced by marketing activity and, since reopening our properties, have not necessarily been indicative of profitability trends.

Slot win is the difference between customer wagers and customer winnings on slot machines. Table game hold is the difference between the amount of money or markers exchanged into chips and customer winnings paid. Slot win and table game hold percentages represent the relationship between slot win and coin-in and table game win and drop. Both the win/hold and win/hold percentages are monitored on a consolidated basis in our evaluation of Company performance.

Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate.

Adjusted EBITDA, Adjusted Segment EBITDA and Adjusted Segment EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profit in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three- and six-months ended June 30, 2021 and 2020:

	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2021	2020	Increase	2021	2020	Increase
Revenues	$47,442	$14,511	226.9%	$89,650	$45,364	97.6%
Operating expenses	35,236	18,677	88.7%	68,750	52,958	29.8%
Operating income (loss)	12,206	(4,166)	393.0%	20,900	(7,594)	375.2%
Interest and other non-operating expenses, net	6,640	2,541	161.3%	18,577	3,376	450.3%
Income tax provision (benefit)	82	(4)	2,150.0%	284	91	212.1%
Net income (loss)	$5,484	$(6,703)	181.8%	$2,039	$(11,061)	118.4%

	Three Months Ended			Six Months Ended
(In thousands)	June 30,			June 30,
	2021	2020	Increase	2021	2020	Increase
Casino revenues
Slots	$30,554	$9,889	209.0%	$57,616	$27,246	111.5%
Table games	3,514	1,072	227.8%	7,382	3,825	93.0%
Other	579	(6)	9,750.0%	1,713	635	169.8%
	34,647	10,955	216.3%	66,711	31,706	110.4%

Non-casino revenues, net
Food and beverage	7,440	1,994	273.1%	13,541	8,984	50.7%
Hotel	2,510	719	249.1%	4,721	2,693	75.3%
Other	2,845	843	237.5%	4,677	1,981	136.1%
	12,795	3,556	259.8%	22,939	13,658	68.0%
Total revenues	$47,442	$14,511	226.9%	$89,650	$45,364	97.6%

The following discussion is based on our consolidated financial statements for the three- and six-months ended June 30, 2021 and 2020. Because all of the Company’s operations were temporarily closed for several months during the 2020 period, the comparisons for the three- and six-month periods are not particularly meaningful. The periods of closure were:

●	Silver Slipper Casino and Hotel ― closed from March 16, 2020 until May 21, 2020
●	Grand Lodge Casino and Stockman’s Casino ― closed from March 17, 2020 until June 4, 2020
●	Bronco Billy’s Casino and Hotel ― closed from March 17, 2020 until June 15, 2020
●	Rising Star Casino Resort ― closed from March 16, 2020 until June 15, 2020.

Revenues. Consolidated total revenues for the three- and six-months ended June 30, 2021 continued to be constrained by requirements to maintain “social distancing” during the ongoing COVID-19 pandemic (though to a lesser degree than the first quarter), including reductions in the number of slot machines we operate, the number of people that we can accommodate at each table game, the seating capacity of our bars and restaurants, and restrictions on the types of food service we can offer. Despite these constraints, total revenues increased largely due to operations being closed from mid-March 2020 through much of the second quarter of 2020, as noted above. Of note, “Other Non-casino Revenues” includes $1.5 million and $2.5 million of revenue related to our contracted sports wagering agreements for the respective three- and six-months ended June 30, 2021, versus $0.5 million and $0.9 million in the respective prior-year periods. See “Operating Results – Reportable Segments” below for details.

Operating Expenses. Consolidated operating expenses for the three- and six-months ended June 30, 2021 increased from the prior-year periods, as our workforce was temporarily and dramatically reduced in size for several months during the 2020 closure period. Upon reopening, we improved operating efficiencies at all of our properties, in part by better matching customer demand with the operating hours of our food and beverage and table games departments. We also significantly reduced our marketing expenses upon reopening, benefiting from analytics provided by new marketing systems installed in late 2019. These changes affected payroll and related expenses across all departments at the Company, as well as numerous volume-related costs, such as our cost of the food and beverages served to guests. Note that payroll and related expenses during the 2020 period included a brief period of continuing payroll, health care, and related costs for most of our employees as severance, despite the closure of all of the Company’s properties in mid-March 2020.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest cost (excluding loan fee amortization)	$6,569	$2,387	$11,000	$4,873
Amortization of debt issuance costs and discount	350	271	634	496
Capitalized interest	(249)	(211)	(508)	(431)
	$6,670	$2,447	$11,126	$4,938

The increases in interest expense for the three- and six-month periods were primarily due to an increase in our debt levels. In February 2021, we refinanced approximately $106.8 million of the Prior Notes with $310.0 million of new 2028 Notes for, among other reasons, the funding of our Chamonix project, as discussed under “Recent Developments.” The interest rate on the Prior Notes was LIBOR plus 7 percentage points, with a 1% LIBOR floor, resulting in a floating rate of interest that was near the fixed rate coupon on the new debt of 8.25%. The new debt also has a significantly longer term than the Prior Notes.

Other Non-Operating Expenses, Net

For the three-month period ended June 30, 2021, we had other non-operating income totaling $30,000, related to nominal items. Such amount for the six-month period ended June 30, 2021 totaled $7.5 million, including $6.1 million related to the extinguishment of our Prior Notes and $1.3 million for the fair value adjustment to our outstanding warrants, which were repurchased in February 2021. The fair value adjustment reflected an increase in the warrant expense from $2.7 million at December 31, 2020, when the Company’s stock traded at lower prices, to their actual repurchase price of $4.0 million. For the prior-year’s six-month period, non-operating expenses included a non-cash benefit of $1.6 million for the fair value adjustment of the warrants. While the warrants were outstanding, increases in our share price resulted in increases in the value of the warrants, causing non-cash expense. Conversely, decreases in our share price resulted in decreases in the value of the warrants, causing non-cash income.

Income Tax Expense. We recognized income tax provisions of approximately $82,000 and $0.3 million for the three- and six-months ended June 30, 2021, which resulted in effective income tax rates of 1.5% and 12.2%, respectively.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2021 results. Tax losses incurred in 2021 may offset taxable income in future years and we have significant tax loss carryforwards from prior years. However, because of the level of uncertainty regarding prospective taxable income, we currently maintain a valuation allowance against our remaining deferred tax assets.

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

(In thousands)	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	Increase		2021	2020	Increase
Revenues
Mississippi	$24,239	$9,122	165.7%		$46,596	$24,215	92.4%
Indiana	10,577	2,207	379.2%		19,167	9,454	102.7%
Colorado	6,382	1,633	290.8%		12,286	6,614	85.8%
Nevada	4,715	1,086	334.2%		9,083	4,194	116.6%
Contracted Sports Wagering	1,529	463	230.2%		2,518	887	183.9%
	$47,442	$14,511	226.9%		$89,650	$45,364	97.6%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$8,983	$1,200	648.6%		$16,613	$3,032	447.9%
Indiana	2,666	(1,361)	295.9%		3,799	(2,851)	233.3%
Colorado	1,839	(199)	1,024.1%		3,548	(669)	630.3%
Nevada	1,412	(562)	351.2%		2,636	(953)	376.6%
Contracted Sports Wagering	1,500	447	235.6%		2,477	836	196.3%
Adjusted Segment EBITDA	16,400	(475)	3,553%		29,073	(605)	4,905%
Corporate	(1,472)	(910)	61.8%		(3,376)	(2,029)	66.4%
Adjusted EBITDA	$14,928	$(1,385)	1,177.8%		$25,697	$(2,634)	1,075.6%

Adjusted Segment EBITDA Margin
Mississippi	37.1%	13.2%	23.9	pts	35.7%	12.5%	23.2	pts
Indiana	25.2%	(61.7)%	86.9	pts	19.8%	(30.2)%	50.0	pts
Colorado	28.8%	(12.2)%	41.0	pts	28.9%	(10.1)%	39.0	pts
Nevada	29.9%	(51.7)%	81.6	pts	29.0%	(22.7)%	51.7	pts
Contracted Sports Wagering	98.1%	96.5%	1.6	pts	98.4%	94.3%	4.1	pts

The following table summarizes the consolidated results of our casino activity by key performance indicators as previously defined:

	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
(In thousands)	2021	2020	(Decrease)		2021	2020	(Decrease)

Slot coin-in	$514,117	$145,552	253.2%		$899,618	$433,246	107.6%
Slot win	$39,281	$12,074	225.3%		$69,947	$32,273	116.7%
Slot hold percentage(1)	7.6%	8.3%	(0.7)	pts	7.8%	7.4%	0.4	pts
Table game drop	$18,965	$5,530	243.0%		$32,845	$20,427	60.8%
Table game win	$3,563	$1,066	234.2%		$6,578	$3,041	116.3%
Table game hold percentage(1)	18.8%	19.3%	(0.5)	pts	20.0%	14.9%	5.1	pts

__________

(1)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 17.9%, respectively.

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. Pursuant to a pandemic-related order from the state gaming commission, we temporarily suspended operations for a portion of the prior-year period, from March 16, 2020 through May 21, 2020.

For the three- and six-months ended June 30, 2021, total revenues increased by 165.7% and 92.4%, respectively, as the 2020 period was impacted by more than two months of closure. Slot revenue rose by 147.2% and 106.4% for the respective three- and six-month periods. Similarly, table games revenue rose by 131.5% and 110.8% for the respective three- and six-month periods. Other casino revenues increased by $564,000 and $1.0 million for the respective three- and six-month periods, primarily from our sports book operations.

Non-casino revenue increased by 197.6% and 61.0% for the three- and six-months ended June 30, 2021, driven by revenue growth from our food and beverage outlets of 216.7% and 59.3%, respectively, which historically account for a majority of our non-casino revenue. Hotel revenues increased by 126.8% and 59.5% for the three- and six-months ended June 30, 2021. Total occupied room-nights increased by 132.2% to 10,939 room-nights for the second quarter of 2021, and increased by 69.6% to 21,376 room-nights for the six-month period, reflecting the temporary closure of Silver Slipper last year.

Adjusted Segment EBITDA for the three- and six-months ended June 30, 2021 increased by 648.6% and 447.9%, respectively, driven by the increase in revenues described above and our focus on controlling labor and marketing costs upon the property’s reopening.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Pursuant to a pandemic-related order from the state gaming commission, we temporarily suspended operations for a portion of the prior-year period, from March 16, 2020 through June 15, 2020.

For the three- and six-months ended June 30, 2021, total revenues increased by 379.2% and 102.7%, respectively, as volumes during the 2020 period were impacted by approximately three months of closure. Casino revenue increased by 332.4% and 113.1% for the respective three- and six-month periods, driven mainly by slot revenue that increased by 326.5% (or $5.4 million) and 118.4% (or $6.9 million) for the corresponding periods. Table games revenue also meaningfully increased, up 392.2% (or $0.6 million) and 83.0% (or $0.8 million) for the three- and six-months ended June 30, 2021.

Non-casino revenue increased by 341.3% and 65.5% for the three- and six-months ended June 30, 2021, primarily due to hotel operations. Hotel revenues grew by $1.0 million in the second quarter of 2021, and by $1.1 million for the six-month period. Total occupied room-nights increased by 785.2% to 14,827 room-nights for the second quarter of 2021, and increased by 24.0% to 26,419 room-nights for the six-month period, as our hotel was also shut down during last year’s closure period. Food and beverage revenues continued to improve, especially as capacity restrictions began to ease in early 2021. For the corresponding three- and six-month periods, food and beverage revenue increased by 928.3% (or $0.8 million) and 35.5% (or $0.4 million).

Adjusted Segment EBITDA for the three- and six-months ended June 30, 2021 increased by $4.0 million and $6.7 million, respectively. The increase was due to higher volumes (principally due to the closure during the prior-year periods), the launch of an improved loyalty program in June 2020, and a focus on marketing and labor efficiencies throughout the property, including operating hours for table games and food and beverage outlets that are more appropriately matched to the demand for such services.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix project. Pursuant to pandemic-related state orders, we temporarily closed Bronco Billy’s for a portion of the prior-year period, from March 17, 2020 through June 15, 2020.

For the three- and six-months ended June 30, 2021, total revenues increased by 290.8% and 85.8%, respectively, as volumes during the 2020 period were impacted by approximately three months of closure. Casino revenue increased by 275.1% and 97.4% for the respective three- and six-month periods, driven by volumes in slot operations, which revenue increased by 267.0% and 105.3% for the same periods, respectively. Table games revenue increased by $121,000 for the second quarter, but decreased by 37.5% for the six-month period because table games operations were not permitted to reopen in Cripple Creek until February 2021. Food and beverage revenues increased by 607.6% and 21.3% for the respective three- and six-month periods, though limitations on seating and reduced operating hours continued for much of the second quarter of 2021. Hotel revenues increased by 172.9% and 24.1% for the respective three- and six-month periods, reflecting last year’s closure of the property for approximately three months.

Adjusted Segment EBITDA for the three-months ended June 30, 2021 increased by $2.0 million to $1.8 million and, for the six-months ended June 30, 2021 by $4.2 million to $3.5 million. These increases were due to the revenue increases described above (principally due to the closure during the prior-year periods), improved labor controls, more efficient marketing due to improved analytics from a new slot marketing system installed at Bronco Billy’s in late 2019, and reductions in food costs and device fees/taxes. Similar to our other properties, Bronco Billy’s paid severance and benefits to many of its employees during part of the 2020 closure period.

The market in Cripple Creek is seasonal, favoring the summer months.

Nevada

The Nevada segment consists of the Grand Lodge and Stockman’s casinos. Pursuant to pandemic-related state orders, we temporarily closed both Grand Lodge Casino and Stockman’s Casino for a portion of the prior-year period, from March 17, 2020 through June 4, 2020.

Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge Casino is located near several major ski resorts. We typically benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas. However, pandemic-related restrictions at the nearby ski resorts in late 2020 and early 2021 affected our business during 2021. The 2020 period was affected by the mandated closure of our casinos.

For the three-months ended June 30, 2021, total revenues increased by 334.2% or $3.6 million, and increased by 116.6% or $4.9 million for the six-month period. The increases were primarily due to higher volumes in 2021, as the prior-year periods were impacted by approximately three months of closure. Casino revenues increased by 331.5% or $3.3 million for the second quarter, and rose by 129.2% or $4.7 million for the six-month period. Much of that increase was from slot revenue, which grew by $2.7 million and $3.9 million for the three- and six-month periods, respectively. Table games revenue improved $0.6 million and $0.8 million, respectively, with the hold percentage increasing at Grand Lodge. Table games were not open at Stockman’s during the 2021 periods.

Adjusted Segment EBITDA for the three-months ended June 30, 2021 increased by $2.0 million to $1.4 million. For the six-months ended June 30, 2021, it increased by $3.6 million to $2.6 million. Both higher casino revenues and continued cost controls, specifically regarding labor and marketing expenses, have benefited operating results. As restrictions have eased in Nevada, both properties have improved revenues while continuing to maintain control of expenses.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado and Indiana. Revenues and Adjusted Segment EBITDA were both approximately $1.5 million during the three-months ended June 30, 2021, and approximately $2.5 million for the six-months ended June 30, 2021. Our fourth and fifth sports wagering skins commenced operations on April 1 and April 23, 2021, resulting in strong sequential growth in both revenues and Adjusted Segment EBITDA. For the three-month period ended June 30, 2020, when only two sports wagering skins were live, revenues and Adjusted Segment EBITDA were both approximately $0.5 million. During the six-months ended June 30, 2020, revenues and Adjusted Segment EBITDA were approximately $0.9 million and $0.8 million, respectively. The last remaining skin is expected to commence operations in the coming months.

We receive a percentage of defined revenues of each skin, subject to annual minimums. When all six skins are in operation, we should receive a contractual minimum of $7 million on an annualized basis, with minimal related expenses.

Corporate

Corporate expenses for the three- and six-month periods ended June 30, 2021 rose due to an increase in accrued bonus compensation, reflecting the Company’s improved operating results, and professional fees. These increases were partially offset by the allocation of corporate service costs to the casino properties during 2021.

In April 2020, we began allocating certain costs to the properties, consistent with the practice of most public casino companies. Previously, such costs were carried at the corporate level. For the three-months ended June 30, 2021, a total of $426,000 was allocated, consisting of $115,000 of costs allocated to our Mississippi segment, $113,000 to Colorado, $85,000 to Indiana and $113,000 to Nevada. For the six-months ended June 30, 2021, a total of $832,000 was allocated, consisting of $244,000 of costs allocated to Mississippi, $225,000 to Colorado, $177,000 to Indiana and $186,000 to Nevada. Management believes that such allocations are appropriate, as the corporate team provides additional support to each of our properties, and that such allocations make our segment results more comparable to other casino companies.

Non-GAAP Financial Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, pre-opening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes this measure is (i) a widely used measure of operating performance in the gaming and hospitality industries and (ii) a principal basis for valuation of gaming and hospitality companies. In addition, a version of Adjusted EBITDA (known as Consolidated Cash Flow) is utilized in the covenants within our credit facility, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, this measure should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of net income (loss) and operating income (loss) to Adjusted EBITDA:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$5,484	$(6,703)	$2,039	$(11,061)
Income tax provision (benefit)	82	(4)	284	91
Interest expense, net of amounts capitalized	6,670	2,447	11,126	4,938
(Gain) loss on extinguishment of debt	(30)	—	6,104	—
Adjustment to fair value of warrants	—	94	1,347	(1,562)
Operating income (loss)	12,206	(4,166)	20,900	(7,594)
Project development costs	126	259	173	315
Depreciation and amortization	1,829	1,980	3,629	4,020
Loss on disposal of assets, net	568	439	672	439
Stock-based compensation	199	103	323	186
Adjusted EBITDA	$14,928	$(1,385)	$25,697	$(2,634)

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended June 30, 2021
(In thousands)

						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$7,742	$675	$566	$—	$—	$8,983
Indiana	2,073	593	—	—	—	2,666
Colorado	1,452	385	2	—	—	1,839
Nevada	1,274	138	—	—	—	1,412
Contracted Sports Wagering	1,500	—	—	—	—	1,500
	14,041	1,791	568	—	—	16,400
Other operations
Corporate	(1,835)	38	—	126	199	(1,472)
	$12,206	$1,829	$568	$126	$199	$14,928

Three Months Ended June 30, 2020
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$398	$802	$—	$—	$—	$1,200
Indiana	(1,977)	616	—	—	—	(1,361)
Colorado	(579)	376	4	—	—	(199)
Nevada	(1,145)	148	435	—	—	(562)
Contracted Sports Wagering	447	—	—	—	—	447
	(2,856)	1,942	439	—	—	(475)
Other operations
Corporate	(1,310)	38	—	259	103	(910)
	$(4,166)	$1,980	$439	$259	$103	$(1,385)

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended June 30, 2021 and 2020 included facility rents related to: (i) Mississippi of $0.6 million during 2021 and $0.3 million during 2020, (ii) Nevada of $0.5 million for both periods, and (iii) Colorado of $0.1 million during 2021 and $0.2 million during 2020.

For the Six Months Ended June 30, 2021
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$14,690	$1,335	$588	$—	$—	$16,613
Indiana	2,590	1,209	—	—	—	3,799
Colorado	2,732	732	84	—	—	3,548
Nevada	2,359	277	—	—	—	2,636
Contracted Sports Wagering	2,477	—	—	—	—	2,477
	24,848	3,553	672	—	—	29,073
Other operations
Corporate	(3,948)	76	—	173	323	(3,376)
	$20,900	$3,629	$672	$173	$323	$25,697

For the Six Months Ended June 30, 2020
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$1,386	$1,646	$—	$—	$—	$3,032
Indiana	(4,089)	1,238	—	—	—	(2,851)
Colorado	(1,436)	763	4	—	—	(669)
Nevada	(1,685)	297	435	—	—	(953)
Contracted Sports Wagering	836	—	—	—	—	836
	(4,988)	3,944	439	—	—	(605)
Other operations
Corporate	(2,606)	76	—	315	186	(2,029)
	$(7,594)	$4,020	$439	$315	$186	$(2,634)

Operating expenses deducted to arrive at operating income (loss) in the above tables for the six-month period ended June 30, 2021 and 2020 included facility rents related to: (i) Mississippi of $1.2 million during 2021 and $0.7 million during 2020, (ii) Nevada of $0.9 million for both periods, and (iii) Colorado of $0.2 million during 2021 and $0.3 million during 2020.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2021, we had $281.5 million of cash and equivalents, including $176.6 million of restricted cash dedicated to the construction of Chamonix. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the six-months ended June 30, 2021 was $18.8 million, compared to cash used by operations of $6.4 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Our operating cash flows increased primarily due to strong performances at each segment during the 2021 period, partially offset by the redemption of our outstanding warrants in February 2021. Additionally, we received approximately $1.3 million of insurance proceeds during 2021 related to repairs for property damage sustained at Silver Slipper from Hurricane Zeta in October 2020. We expect to settle our remaining insurance claims related to such storm in the third quarter of 2021. The temporary closure of our properties in March 2020 affected operating cash flows in the 2020 period.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six-months ended June 30, 2021 was $10.6 million, which primarily related to capital expenditures for Chamonix and real estate purchases in Cripple Creek. This amount also includes approximately $1.7 million for capital expenditures made in 2021 at Silver Slipper due to damages from Hurricane Zeta. Cash used in investing activities during the prior-year period was $1.4 million, which primarily related to capital expenditures for Chamonix.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the six-months ended June 30, 2021 was $235.6 million. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and gross proceeds of $46.0 million through our underwritten equity offering. These cash inflows in 2021 were partially offset by the payoff of the Prior Notes along with related prepayment premiums, as well as expenses related to the issuance of our 2028 Notes, our March 2021 equity offering, and our new $15.0 million revolving credit facility. Cash provided by financing activities was $4.4 million in the prior-year period, primarily reflecting $5.6 million of new unsecured loans that we took under the Cares Act in May 2020.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the potential expansion of Silver Slipper and our American Place proposal, if pursued, may require additional financing and/or temporarily reduce the Company’s ability to repay debt. Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. Namely, the extent to which our liquidity in future periods may be affected by COVID-19, including the global spreading of the new Delta variant, will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time, as discussed under “Recent Developments.”

Debt

Long-term Debt. At June 30, 2021, we had $310.0 million of principal indebtedness outstanding under the 2028 Notes. Additionally, in the midst of the pandemic when all operations were suspended, we obtained the CARES Act Loans totaling $5.6 million. We also owe $3.5 million related to our finance lease of a hotel at Rising Star.

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

Senior Secured Revolving Credit Facility due 2026.  On March 31, 2021, we entered into a credit agreement for a $15.0 million senior secured five-year revolving credit facility, which includes a letter of credit sub-facility. The credit facility may be used for working capital and other ongoing general purposes, excluding project costs for Chamonix, which was separately funded. The credit facility is equally and ratably secured by the same assets securing the 2028 Notes, and borrowings under the credit facility will be guaranteed by all of our assets and guarantees by all of our subsidiaries.

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

Other

Capital Investments. In addition to normal maintenance capital expenditures, we intend to make significant capital investments related to the construction of our Chamonix project in Cripple Creek, Colorado, which is currently underway. We currently expect to invest approximately $50 million into the construction of Chamonix in 2021 and an additional $130 million in 2022, though some of these payments may not occur until early 2023 due to the timing of accounts payable and construction retainage amounts.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic and the Delta variant on our business operations; our development and expansion plans, including the estimated commencement, budget, completion and opening timeline for the new Chamonix Casino Hotel; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and the expected timing for the launch of the sports betting “skins” related thereto; the Waukegan proposal, including our ability to obtain the casino license and, if we are awarded such license, to obtain financing; our intentions regarding the potential future expansion at Silver Slipper, including the exercise of the tidelands lease option or receipt of any entitlements thereto; and expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; the adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; our expectations regarding the refinancing of our principal debt; our anticipated capital expenditures; our intentions to seek forgiveness of the CARES Act Loans; our beliefs regarding compliance with our liquidity and financial covenants; our intentions regarding the use of the net proceeds from the Equity Offering; the anticipated or potential legislative actions; our beliefs in connection with our marketing efforts; the factors that affect the financial performance of our properties; the adequacy of our insurance; the competitive outlook; our expectations regarding the outcome of legal matters; the impact of recently issued accounting standards; our estimates regarding the cash used in our day-to-day operations; and our estimates regarding certain accounting and tax matters, among others.

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

Risks Related to our Business and Operations

●	The outbreak of COVID-19 (coronavirus) and the emergence of the new Delta variant, which has significantly impacted the global economy, including the gaming industry.
●	The impact of COVID-19 and the new Delta variant on our business operations, employees, customers and suppliers, including the loss of customers or employees and disruptions and inefficiencies in the supply chain.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	Significant competition from other gaming and entertainment operations.
●	Revenue declines if discretionary consumer spending drops due to an economic downturn.
●	The inability of our contracted sports betting parties, through the use of our permitted website “skins,” to compete effectively, their inability and/or unwillingness to sustain sports betting operations should they experience an extended period of unprofitability, and our inability to replace existing partners or vendors on similar terms as our existing revenue guarantees.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	We derive our revenues and operating income from our casino resort properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

●	If the lessor of Grand Lodge Casino exercises its buyout rights or if we default on this or on certain other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	The occurrence of natural disasters, such as hurricanes, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	We may incur property and other losses that are not adequately covered by insurance.
●	We depend on our key personnel.
●	Higher wage and benefit costs, including a potential increase in the federal minimum wage.
●	Rising operating costs at our gaming properties.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are often involved in one or more construction and development projects, including the new Chamonix Casino Hotel, and many factors could prevent us from completing them as planned.
●	The construction costs for the new Chamonix Casino Hotel may exceed budgeted amounts plus contingencies, which may result in insufficient funds in the construction reserve account to complete the project and may result in the Company accessing its unrestricted cash or other resources to complete the project. There is no certainty that such resources will be available.
●	There is no assurance that the new Chamonix Casino Hotel will not be subject to additional regulatory restrictions, delays, or challenges.
●	There is no assurance that the new Chamonix Casino Hotel will be successful.
●	Failure to comply with the terms of our disbursement agreement could limit our access to funds.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of the new Chamonix Casino Hotel may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino.
●	Additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	Our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	Failure to obtain necessary government approvals in a timely manner, or at all.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	Restrictive covenants and limitations in our debt facilities that could significantly affect our ability to borrow additional funds and/or operate our business and could lead to events of default if we do not comply with the covenants.
●	Our inability to generate sufficient cash flow to service our indebtedness and fund our operating expenses, working capital needs and capital expenditures.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.

●	The obligations under the 2028 Notes are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the 2028 Notes could foreclose on our assets.
●	Our loans under the CARES Act may be subject to regulatory review.
●	We and our subsidiaries may still be able to incur substantially more debt.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power, and if we experience damage or service interruptions, we may have to cease some or all of our operations.
●	Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell our stock at favorable prices or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.
●	The other factors as discussed throughout Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2020, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The continuing COVID-19 pandemic, including the emergence of new variants, has heightened, and in some cases manifested, certain of the risks we normally face in our business, including those disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2021, we granted 5,252 shares of restricted stock under the Company’s 2015 Equity Incentive Plan to each of our six non-employee directors, totaling 31,512 shares of restricted stock. These shares of restricted stock represent the equity portion of each director’s annual compensation for serving on our board and vest on May 19, 2022. These shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that it did not involve a public offering.

On May 19, 2021, we granted 8,750 shares of restricted stock to our Chief Financial Officer, 6,000 shares of restricted stock to our General Counsel, and 6,000 shares of restricted stock to our Chief Development Officer under the Company’s 2015 Equity Incentive Plan pursuant to our Annual Incentive Plan for Executives. These shares of restricted stock vest in three equal annual amounts on May 17, 2022, 2023 and 2024, subject to the achievement of certain performance-based criteria, including EBITDA and free cash flow. These shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that it did not involve a public offering.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: August 11, 2021	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 11, 2021	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)