Form 10-Q
period 2021-09-30
FULL HOUSE RESORTS INC
filed 2021-11-12
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 8, 2021, there were 34,227,493 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Casino	$32,506	$31,910	$99,217	$63,616
Food and beverage	7,092	5,612	20,633	14,596
Hotel	2,469	2,511	7,190	5,204
Other operations, including contracted sports wagering	5,171	1,923	9,848	3,904
	47,238	41,956	136,888	87,320
Operating costs and expenses
Casino	11,261	10,125	32,687	23,886
Food and beverage	6,199	5,234	17,487	14,453
Hotel	1,136	1,113	3,332	2,663
Other operations	576	564	1,522	1,441
Selling, general and administrative	14,791	12,555	43,211	35,332
Project development costs	318	108	491	423
Preopening costs	17	—	17	—
Depreciation and amortization	1,819	1,848	5,448	5,868
Loss on disposal of assets, net	2	—	674	439
	36,119	31,547	104,869	84,505
Operating income	11,119	10,409	32,019	2,815
Other (expense) income
Interest expense, net of $509 and $208 capitalized for the three-months ended September 30, 2021 and 2020, and $1,017 and $639 capitalized for the nine-months ended September 30, 2021 and 2020	(6,405)	(2,391)	(17,531)	(7,329)
Loss on extinguishment of debt	—	—	(6,104)	—
Adjustment to fair value of warrants	—	(403)	(1,347)	1,159
	(6,405)	(2,794)	(24,982)	(6,170)
Income (loss) before income taxes	4,714	7,615	7,037	(3,355)
Income tax provision (benefit)	95	(93)	379	(2)
Net income (loss)	$4,619	$7,708	$6,658	$(3,353)

Basic earnings (loss) per share	$0.13	$0.28	$0.21	$(0.12)
Diluted earnings (loss) per share	$0.13	$0.28	$0.19	$(0.17)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$97,926	$37,698
Restricted cash	176,572	—
Accounts receivable, net	4,544	4,904
Inventories	2,139	1,511
Prepaid expenses and other	5,062	2,461
	286,243	46,574

Property and equipment, net	134,244	115,772
Operating lease right-of-use assets, net	16,619	17,361
Goodwill	21,286	21,286
Other intangible assets, net	10,904	10,963
Deposits and other	796	660
	$470,092	$212,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,391	$4,191
Accrued payroll and related	5,497	2,397
Accrued interest	3,386	38
Other accrued liabilities	9,320	10,772
Current portion of operating lease obligations	3,492	3,283
Current portion of finance lease obligation	508	491
Current portion of long-term debt	1,546	426
Common stock warrant liability	—	2,653
	34,140	24,251

Operating lease obligations, net of current portion	13,813	14,914
Finance lease obligation, net of current portion	2,914	3,298
Long-term debt, net	305,329	106,832
Deferred income taxes, net	999	620
Contract liabilities, net of current portion	4,948	5,398
Other long-term liabilities	626	626
	362,769	155,939
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 28,385,299 shares issued and 34,227,493 and 27,124,292 shares outstanding	4	3
Additional paid-in capital	108,586	64,826
Treasury stock, 1,075,056 and 1,261,007 common shares	(1,311)	(1,538)
Retained earnings (accumulated deficit)	44	(6,614)
	107,323	56,677
	$470,092	$212,616

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

						(Accumulated
			Additional			Deficit)	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balance, January 1, 2021	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Exercise of stock options	—	—	36	(34)	42	—	78
Stock-based compensation	—	—	124	—	—	—	124
Net loss	—	—	—	—	—	(3,445)	(3,445)
Balance, March 31, 2021	35,302	4	107,959	1,227	(1,496)	(10,059)	96,408
Exercise of stock options	—	—	104	(152)	185	—	289
Stock-based compensation	—	—	199	—	—	—	199
Net income	—	—	—	—	—	5,484	5,484
Balance, June 30, 2021	35,302	4	108,262	1,075	(1,311)	(4,575)	102,380
Stock-based compensation	—	—	324	—	—	—	324
Net income	—	—	—	—	—	4,619	4,619
Balance, September 30, 2021	35,302	$4	$108,586	1,075	$(1,311)	$44	$107,323

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2020	28,346	$3	$64,402	1,270	$(1,548)	$(6,761)	$56,096
Stock-based compensation	—	—	83	—	—	—	83
Net loss	—	—	—	—	—	(4,358)	(4,358)
Balance, March 31, 2020	28,346	3	64,485	1,270	(1,548)	(11,119)	51,821
Stock grants	13	—	24	—	—	—	24
Stock-based compensation	—	—	79	—	—	—	79
Net loss	—	—	—	—	—	(6,703)	(6,703)
Balance, June 30, 2020	28,359	3	64,588	1,270	(1,548)	(17,822)	45,221
Stock grants	16	—	24	—	—	—	24
Stock-based compensation	—	—	97	—	—	—	97
Net income	—	—	—	—	—	7,708	7,708
Balance, September 30, 2020	28,375	$3	$64,709	1,270	$(1,548)	$(10,114)	$53,050

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,658	$(3,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,448	5,868
Amortization of debt issuance and warrant costs and other	991	827
Stock-based compensation	647	307
Change in fair value of stock warrants	1,347	(1,159)
Loss on disposal of assets, net	674	439
Proceeds from insurance related to property damage	1,334	—
Loss on extinguishment of debt	6,104	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	360	306
Prepaid expenses, inventories and other	(3,229)	1,533
Deferred taxes	379	(2)
Common stock warrant liability	(4,000)	—
Contract liabilities	(600)	(109)
Accounts payable and accrued expenses	3,188	(1,732)
Net cash provided by operating activities	19,301	2,925
Cash flows from investing activities:
Purchase of property and equipment	(17,828)	(1,883)
Other	(164)	11
Net cash used in investing activities	(17,992)	(1,872)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	310,000	—
Proceeds from equity offering, net of issuance costs	42,974	—
Proceeds from CARES Act unsecured loans	—	5,606
Payment of debt discount and issuance costs	(9,421)	(1,284)
Repayment of Senior Secured Notes due 2024	(106,825)	(825)
Prepayment premiums of Senior Secured Notes due 2024	(1,261)	—
Repayment of finance lease obligation	(367)	(369)
Proceeds from exercise of stock options	367	—
Other	24	—
Net cash provided by financing activities	235,491	3,128

Net increase in cash, cash equivalents and restricted cash	236,800	4,181
Cash, cash equivalents and restricted cash, beginning of period	37,698	29,851
Cash, cash equivalents and restricted cash, end of period	$274,498	$34,032

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$13,180	$6,324
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$7,031	$265

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

The Company currently operates five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. Construction continues for a sixth property, Chamonix Casino Hotel (“Chamonix”), adjacent to the Company’s existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We also benefit from six permitted sports wagering “skins,” three in Colorado and three in Indiana. Other companies operate or will operate these online sports wagering sites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Five of our six permitted skins have commenced operations. The following table identifies our five segments, along with properties and their locations:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”), all operating	Colorado
Three sports wagering websites (“skins”), two in operation	Indiana

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

COVID-19 Pandemic Update. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed. As a result, the number of newly reported cases has declined in the U.S. in recent weeks, though new variants could result in a reversal of these trends. For example, the Delta variant of COVID-19 resulted in large increases in the number of COVID-19 cases as it spread globally. COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders, the Company temporarily closed all of its casino properties.

As a result, the Company experienced a material decline in its revenues until its properties began reopening when permitted by local authorities. The reopening dates were:

●	Silver Slipper Casino and Hotel ― May 21, 2020
●	Grand Lodge Casino and Stockman’s Casino ― June 4, 2020
●	Bronco Billy’s Casino and Hotel ― June 15, 2020
●	Rising Star Casino Resort ― June 15, 2020.

During the shutdown period, the Company evaluated labor, marketing and other costs at its businesses so that, upon reopening, its properties could reopen with significantly lower operating costs. As a result, the Company’s operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite business restrictions throughout its properties and certain pandemic-related additional costs. The extent to which the Company’s financial and operating results in future periods may be affected by COVID-19, including the Delta or other variants, will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; vaccination rates among the population; the effectiveness of COVID-19 vaccines against variants; any additional actions imposed by governmental authorities (including the potential mandated vaccination or repeated testing of our employees) to contain or minimize the impact of COVID-19 and any variants; increased operating costs and constraints to implement sanitation and social distancing requirements; increased costs for materials due to supply chain constraints; and general economic conditions, among others.

The disruptions arising from COVID-19 continued to impact the Company during the three- and nine-months ended September 30, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. While each of the Company’s properties are currently open and operating restrictions further eased during the third quarter of 2021, the current economic and regulatory environment in each of the Company’s jurisdictions continues to evolve. For example, mask mandates for all employees and guests were re-introduced at our Nevada properties in July 2021 in compliance with recent orders from Nevada state government officials and, in November 2021, new national rules were announced that would require employers with more than 100 employees to ensure their workers are vaccinated against COVID-19 or undergo weekly testing. The manner in which governments will react as the global and regional impact of the COVID-19 pandemic changes over time is uncertain, and such actions could significantly alter the Company’s current operations.

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

(In thousands)	September 30,	December 31,
	2021	2020
Accounts receivable	$4,796	$5,080
Accounts receivable allowance	(252)	(176)
	$4,544	$4,904

At September 30, 2021, the balance in accounts receivables includes the sale of “free play” at Rising Star for $2.1 million in September. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers (and usually sold in the fourth quarter in prior years). Compared to December 31, 2020, the balance in accounts receivables includes the sale of “free play” at Rising Star for the same amount of $2.1 million in the fourth quarter.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points, primarily for “free casino play,” complimentary dining, or hotel stays. Such liabilities were approximately $0.6 million for September 30, 2021 and $0.8 million for December 31, 2020, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services, offset by a reduction in the liability.

Revenue for food and beverage, hotel, and other revenue transactions is typically the net amount collected from customers for such goods and services, plus the retail value of (i) discretionary comps and (ii) comps provided in return for redemption of loyalty points. The Company records such revenue as the good or service is transferred to the customer. Additionally, the Company may collect deposits in advance for future hotel reservations or entertainment, among other services, which represent obligations of the Company until the service is provided to the customer.

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

Indiana. Two of the Company’s Sports Agreements commenced operations in December 2019 and April 2021, respectively. The contracted party for the remaining Sports Agreement is awaiting approval from the state gaming commission prior to commencing operations.

Colorado. The Company’s three Sports Agreements commenced online operations in June 2020, December 2020 and April 2021, respectively.

Deferred revenues also include a total of $2.0 million related to the annual prepayment of contracted revenue, as required in two of the Sports Agreements. We received $1.0 million of prepaid revenue for contracted sports operations that commenced in Colorado in December 2020, and $1.0 million for contracted sports operations that commenced in Indiana in April 2021.

Such revenues consisted of the following, as discussed above:

(In thousands)		September 30,	December 31,
	Balance Sheet Location	2021	2020
Deferred revenue, current	Other accrued liabilities	$1,222	$1,372
Deferred revenue, net of current portion	Contract liabilities, net of current portion	4,948	5,398
		$6,170	$6,770

Income Taxes. For interim income tax reporting for the three- and nine-months ended September 30, 2021, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

The Company executed a fourth amendment to the original lease with the landlord, effective March 2020, which granted a waiver of base rent for April and May of 2020. Such abatement totaled $155,000 and the value of such abatement was amortized over the remaining term of the lease. From April 1, 2022 through October 1, 2027, the Company may buy out the lease for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date.

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company considers the renewal options reasonably certain of being exercised through January of 2026, with current annual lease payments of $0.4 million. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

Third Street Corner Building through August 2023 and Option to Purchase. The Company leased a nearby closed casino in August 2018 and reopened it in November 2018. The reopened casino did not produce enough incremental revenue to offset the incremental costs, and it was closed in September 2020. The Company has the right to purchase the casino at any time during the lease term, as extended. Currently, the purchase price is $2.8 million as of November 1, 2021.

As part of the Chamonix development project, this building is currently used as office space for construction personnel, obviating the need for construction trailers. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and was subsequently extended in June 2021 for an additional two years with annual lease payments of $0.3 million.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. The lease was assigned to Incline Hotel, LLC when it purchased the Hyatt Lake Tahoe in September 2021. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the 2028 Notes (see Note 5). The lessor currently has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023.

In July 2020, the Company executed a fifth amendment to the facilities lease that retroactively reduced rent amounts due during the closure period, specifically a 25% reduction in rent for March 2020 and a 50% reduction in rent for each of April and May of 2020. Such reductions totaled $208,000 and such benefit was amortized over the remaining life of the lease.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2021, such potential purchase price was $3.4 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Costs	Classification within Statement of Operations	2021	2020	2021	2020
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,112	$1,156	$3,357	$3,478
Short-term payments	Selling, General and Administrative Expenses	29	—	29	—
Variable payments	Selling, General and Administrative Expenses	385	219	1,254	442
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	39	118	118
Interest on lease liabilities	Interest Expense, Net	38	45	122	139
Total lease costs		$1,603	$1,459	$4,880	$4,177

Leases recorded on the balance sheet consist of the following:

(In thousands)
		September 30,	December 31,
Leases	Balance Sheet Classification	2021	2020
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$16,619	$17,361
Finance lease assets	Property and Equipment, Net(1)	4,762	4,879
Total lease assets		$21,381	$22,240

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,492	$3,283
Finance	Current Portion of Finance Lease Obligation	508	491
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	13,813	14,914
Finance	Finance Lease Obligation, Net of Current Portion	2,914	3,298
Total lease liabilities		$20,727	$21,986

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.0 million and $2.8 million as of September 30, 2021 and December 31, 2020, respectively.

Maturities of lease liabilities as of September 30, 2021 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2021 (excluding the nine months ended September 30, 2021)	$1,234	$108
2022	4,852	652
2023	3,539	652
2024	1,663	652
2025	1,466	652
Thereafter	30,105	1,195
Total future minimum lease payments	42,859	3,911
Less: Amount representing interest	(25,554)	(489)
Present value of lease liabilities	17,305	3,422
Less: Current lease obligations	(3,492)	(508)
Long-term lease obligations	$13,813	$2,914

__________

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	September 30, 2021		December 31, 2020
Weighted-average remaining lease term
Operating leases	20.8	years	20.4	years
Finance lease	6.0	years	6.8	years
Weighted-average discount rate
Operating leases	9.28%		9.41%
Finance lease	4.50%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows for operating leases	$3,652	$3,250
Operating cash flows for finance lease	$122	$139
Financing cash flows for finance lease	$367	$369

4. ACQUISITIONS

Cripple Creek Land and Real Estate Purchase. As part of the development of Chamonix, the Company purchased Carr Manor, a boutique hotel with 14 guest rooms. This transaction closed on March 31, 2021 as an asset purchase for total consideration of $2.8 million. The purchase included five parcels of land, which adds to the Company’s land ownership in Cripple Creek by approximately 1.6 acres and provides additional guest parking. The addition of Carr Manor allows Bronco Billy’s to provide overnight accommodations to its guests during the construction of Chamonix, as many of Bronco Billy’s existing hotel rooms are either currently closed, being utilized by construction personnel, or will be repurposed as part of the construction of Chamonix.

Additionally, on April 16, 2021, the Company purchased a lot and building near its operations in Cripple Creek, Colorado for $600,000.

5. LONG-TERM DEBT

Long-term debt, related discounts and issuance costs consist of the following:

(In thousands)	September 30,	December 31,
	2021	2020
Revolving Credit Facility due 2026	$—	$—
Senior Secured Notes due 2028(1)	310,000	—
Senior Secured Notes due 2024(2)	—	106,825
Unsecured Loans (CARES Act)(3)	5,606	5,606
Less: Unamortized discounts and debt issuance costs	(8,731)	(5,173)
	306,875	107,258
Less: Current portion of long-term debt	(1,546)	(426)
	$305,329	$106,832

__________

(1)	As of September 30, 2021, the estimated fair value of these notes was approximately $333.3 million. The fair value was estimated using quoted market prices for these notes.
(2)	The estimated fair value for this non-traded debt instrument can be approximated by its respective carrying value because management believes its terms are representative of market conditions.
(3)	The estimated fair value for this non-traded debt instrument can be approximated by its respective carrying value because of its similar terms to other CARES Act loans.

Debt Refinancing: Notes Issuance. On February 12, 2021, the Company refinanced its existing outstanding Senior Secured Notes due 2024 (the “Prior Notes”) with the issuance of $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the 2028 Notes is payable on February 15 and August 15 of each year, with the next interest payment due on February 15, 2022.

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

The Prior Notes contained certain representations and warranties, events of default, and financial covenants that were more restrictive than the 2028 Notes. For example, the Company was required to maintain a total leverage ratio, which measured Consolidated EBITDA (as defined in the indenture) against outstanding debt. Due to the impact of the COVID-19 pandemic on the Company’s business operations in 2020, the Company executed amendments, and paid negotiated amendment fees, to delete the total leverage ratio covenant as of March 31, June 30, and September 30, 2020, among other items.

Revolving Credit Facility. On March 31, 2021, the Company entered into an agreement, which provides for a $15.0 million, senior secured five-year revolving credit facility and includes a letter of credit sub-facility (the “Credit Facility”). The Credit Facility may be used for working capital and other ongoing general purposes.

Until the completion of Chamonix, the interest rate per annum applicable to loans under the Credit Facility will be, at the Company’s option, either (i) LIBOR plus a margin equal to 3.50%, or (ii) a base rate plus a margin equal to 2.50%. After completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) LIBOR plus a margin equal to 3.00%, or (ii) a base rate plus a margin equal to 2.00%. The commitment fee per annum payable is equal to 0.50% of the unused portion of the Credit Facility. The Company has also agreed to pay customary letter of credit fees, if any such letters of credit are issued. The Credit Facility is available, subject to the satisfaction of customary conditions, until March 31, 2026, at which time all amounts borrowed must be repaid. As of September 30, 2021, there were no drawn amounts under the Credit Facility or any outstanding letters of credit.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the 2028 Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the 2028 Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with this financial covenant as of September 30, 2021.

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

Legislation subsequently extended the original maturity dates to May 3, 2025 with no change to the annual interest rate. After a 15-month deferment period for principal and interest payments, the Company was to be required to make monthly loan payments totaling $128,557 beginning in September 2021. However, when the Company submitted its forgiveness application for the Loans, the deferment period was further extended. It will remain extended until the Company receives a formal decision from its Lender regarding forgiveness of the Loans. While management believes that the Loans should fully qualify for forgiveness, there is no certainty that any or all of such Loans will be forgiven. If not forgiven, the Loans may be prepaid at any time prior to maturity with no prepayment penalties.

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

7. INCOME TAXES

The Company’s effective income tax rates for the three- and nine-months ended September 30, 2021 were 2.0% and 5.4%, respectively, compared to effective income tax rates of (1.2)% and 0.1% for the corresponding prior-year periods. The Company’s tax rates differ from the statutory rate of 21.0% primarily due to the effects of valuation allowances against net deferred tax assets, as well as certain permanent item differences between tax and financial reporting purposes.

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

Options to Lease Land

Option Agreement for Public Trust Tidelands Lease in Mississippi.  The Company has been evaluating the potential construction of an additional hotel tower and related amenities at Silver Slipper, a portion of which would extend out over the adjoining Gulf of Mexico. In contemplation for such potential future expansion, the Company paid $5,000 for an option agreement – entered into by the Company on June 8, 2021 and approved by the Governor of Mississippi on July 13, 2021 – for a 30-year lease of approximately a half-acre of tidelands, with a term extension for another 30 years, if exercised. This initial six-month option can be renewed for three additional six-month periods, with the payment of $5,000 for each extension. In November 2021, the Company paid an additional $5,000 to exercise its first six-month option extension through the end of May 2022.

Upon commencement of the lease, and for the first 18 months or until the beginning of the next six-month period after the opening of commercial operations on the leased premises, whichever occurs sooner, rent would be $10,000 for each six-month period (“Construction Rent”). Construction Rent would terminate no later than 18 months after the commencement of the lease. Thereafter, annual rent would be $105,300, with adjustments, based on the consumer price index on each anniversary. Before construction can commence, additional entitlements are necessary, including certain environmental approvals. There can be no certainty that the tidelands lease option will be exercised or that the contemplated Silver Slipper expansion will be built.

9. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share

The table below reconciles basic and diluted income (loss) per share of common stock:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) ─ basic	$4,619	$7,708	$6,658	$(3,353)
Adjustment for assumed conversion of warrants	—	—	—	(1,159)
Net income (loss) ─ diluted	$4,619	$7,708	$6,658	$(4,512)

Denominator:
Weighted-average common and common share equivalents ─ basic	34,227	27,106	31,939	27,087
Potential dilution from share-based awards	2,409	358	2,400	—
Potential dilution from assumed conversion of warrants	—	—	—	133
Weighted-average common and common share equivalents ─ diluted	36,636	27,464	34,339	27,220
Anti-dilutive share-based awards and warrants excluded from the calculation of diluted loss per share	177	2,360	177	3,534

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

Restricted Stock Awards and Performance-Based Shares. On May 19, 2021, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 31,512 restricted shares under the 2015 Plan with a one-year vesting period. Additionally, the Company issued 69,975 performance-based shares in January 2021 and a total of 20,750 performance-based shares to three of the Company’s executives in May 2021. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2021, December 31, 2022, and December 31, 2023. For the 2021 period, one-sixth of such performance-based shares will vest on the anniversary date of the award if the Company’s annual Adjusted EBITDA for 2021 reflects at least 10% per annum growth since 2018, and one-sixth of such performance-based shares will vest on the anniversary date if the Company’s annual Free Cash Flow Per Share for 2021 reflects at least 12% per annum growth since 2018. Vesting of the performance-based shares is similar for the 2022 and 2023 periods.

As of September 30, 2021, the Company had 1,740,478 share-based awards authorized by shareholders and available for grant from the 2015 Plan.

The following table summarizes information related to the Company’s common stock options as of September 30, 2021:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2021	3,183,708	$1.71
Granted	315,620	7.25
Exercised	(185,951)	2.00
Canceled/Forfeited	(76,333)	3.33
Expired	—	—
Options outstanding at September 30, 2021	3,237,044	$2.19
Options exercisable at September 30, 2021	2,614,425	$1.66

Share-based compensation expense totaled $324,000 and $121,000 for the three-months ended September 30, 2021 and 2020, respectively, and $647,000 and $307,000 for the nine-months ended September 30, 2021 and 2020, respectively. The expense for 2021 includes restricted shares issued to non-executive members of the Company’s Board of Directors as compensation for their annual service, and includes estimates for certain performance-based shares that were issued to the Company’s executives as noted above.

As of September 30, 2021, there was approximately $1.7 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended September 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$14,578	$7,906	$5,288	$4,734	$—	$32,506
Food and beverage	5,156	891	740	305	—	7,092
Hotel	1,248	990	231	—	—	2,469
Other operations, including contracted sports wagering	556	2,799	81	93	1,642	5,171
	$21,538	$12,586	$6,340	$5,132	$1,642	$47,238

Adjusted Segment EBITDA	$6,485	$3,816	$1,543	$1,537	$1,645	$15,026
Other operating costs and expenses:
Depreciation and amortization						(1,819)
Corporate expenses						(1,427)
Project development costs						(318)
Preopening costs						(17)
Loss on disposal of assets, net						(2)
Stock-based compensation						(324)
Operating income						11,119
Other expense:
Interest expense, net						(6,405)
Income before income taxes						4,714
Income tax provision						95
Net income						$4,619

(In thousands)	Three Months Ended September 30, 2020
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$13,972	$7,204	$6,866	$3,868	$—	$31,910
Food and beverage	4,231	711	505	165	—	5,612
Hotel	1,303	1,034	174	—	—	2,511
Other operations, including contracted sports wagering	460	616	88	80	679	1,923
	$19,966	$9,565	$7,633	$4,113	$679	$41,956

Adjusted Segment EBITDA	$6,495	$2,082	$3,116	$1,032	$631	$13,356
Other operating costs and expenses:
Depreciation and amortization						(1,848)
Corporate expenses						(870)
Project development costs						(108)
Stock-based compensation						(121)
Operating income						10,409
Other expenses:
Interest expense, net						(2,391)
Adjustment to fair value of warrants						(403)
						(2,794)
Income before income taxes						7,615
Income tax benefit						(93)
Net income						$7,708

(In thousands)	Nine Months Ended September 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$47,489	$22,507	$16,127	$13,094	$—	$99,217
Food and beverage	15,411	2,577	1,777	868	—	20,633
Hotel	3,687	3,040	463	—	—	7,190
Other operations, including contracted sports wagering	1,546	3,629	259	254	4,160	9,848
	$68,133	$31,753	$18,626	$14,216	$4,160	$136,888

Adjusted Segment EBITDA	$23,097	$7,615	$5,092	$4,173	$4,122	$44,099
Other operating costs and expenses:
Depreciation and amortization						(5,448)
Corporate expenses						(4,803)
Project development costs						(491)
Preopening costs						(17)
Loss on disposal of assets, net						(674)
Stock-based compensation						(647)
Operating income						32,019
Other expenses:
Interest expense, net						(17,531)
Loss on extinguishment of debt						(6,104)
Adjustment to fair value of warrants						(1,347)
						(24,982)
Income before income taxes						7,037
Income tax provision						379
Net income						$6,658

(In thousands)	Nine Months Ended September 30, 2020
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$29,688	$14,055	$12,357	$7,516	$—	$63,616
Food and beverage	10,666	1,956	1,360	614	—	14,596
Hotel	2,833	2,010	361	—	—	5,204
Other operations, including contracted sports wagering	994	998	170	177	1,565	3,904
	$44,181	$19,019	$14,248	$8,307	$1,565	$87,320

Adjusted Segment EBITDA	$9,526	$(769)	$2,448	$79	$1,467	$12,751
Other operating costs and expenses:
Depreciation and amortization						(5,868)
Corporate expenses						(2,899)
Project development costs						(423)
Loss on disposal of assets, net						(439)
Stock-based compensation						(307)
Operating income						2,815
Other (expense) income:
Interest expense, net						(7,329)
Adjustment to fair value of warrants						1,159
						(6,170)
Loss before income taxes						(3,355)
Income tax benefit						(2)
Net loss						$(3,353)

(In thousands)	September 30,	December 31,
	2021	2020
Total Assets
Mississippi	$87,371	$83,809
Indiana	37,447	37,798
Colorado	242,068	44,961
Nevada	14,004	13,248
Contracted Sports Wagering	1,084	1,329
Corporate and Other	88,118	31,471
	$470,092	$212,616

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment, and retail outlets, among other amenities. We currently own or operate five casino properties in four states – Mississippi, Colorado, Indiana and Nevada – and are constructing a sixth casino hotel in Colorado. We view our Mississippi and Indiana properties as distinct operating segments, both of our Colorado properties (including our under-construction Chamonix Casino Hotel project, “Chamonix”) as an operating segment, and both of our Nevada properties as an operating segment. We also benefit from six permitted sports “skins” that we are allowed to operate, three in Colorado and three in Indiana. We have contracted with other companies to operate these online sports wagering sites under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. As of this report date, five of our six permitted skins have commenced operations.

During the first quarter of 2021, because it is a significantly different business from our core casinos, we changed the aggregation of our operations to present Contracted Sports Wagering as a separate segment. This enhances transparency of our operations and allows for a more appropriate valuation of our various business components.

The following table identifies our five segments, along with properties and their locations:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”), all operating	Colorado
Three sports wagering websites (“skins”), two in operation	Indiana

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

Recent Developments

COVID-19 Pandemic Update.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed. As a result, the number of newly-reported cases has declined in the U.S. in recent weeks, though new variants could result in a reversal of these trends. For example, the Delta variant of COVID-19 resulted in large increases in the number of COVID-19 cases as it spread globally. COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties. As a result, we experienced a material decline in our revenues until our properties reopened when permitted by local authorities in May and June 2020.

During the shutdown period, we evaluated labor, marketing and other costs at our businesses so that, upon reopening, our properties could reopen with significantly lower operating costs. As a result, our operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite capacity restrictions throughout our casinos and in our restaurants and certain pandemic-related costs. The extent to which our financial and operating results in future periods may be affected by COVID-19, including the Delta or other variants, will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; vaccination rates among the population; the effectiveness of COVID-19 vaccines against variants; any additional actions imposed by governmental authorities (including the potential mandated vaccination or repeated testing of our employees) to contain or minimize the impact of COVID-19 and any variants; increased operating costs and capacity restrictions as a result of COVID-19; increased costs for materials due to supply chain constraints; and general economic conditions, among others.

The disruptions arising from COVID-19 continued to impact us during the nine-months ended September 30, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. While each of our properties are currently open and operating restrictions continued to ease during the third quarter of 2021, the current economic and regulatory environment in each of our jurisdictions continues to evolve. For example, mask mandates for all employees and guests were re-introduced at our Nevada properties in July 2021 in compliance with recent orders from Nevada state government officials and, in November 2021, new national rules were announced that would require employers with more than 100 employees to ensure their workers are vaccinated against COVID-19 or undergo weekly testing. The manner in which governments will react as the global and regional impact of the COVID-19 pandemic changes over time is uncertain, and such actions could significantly alter our current operations.

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

Chamonix Casino Hotel Project.  In 2018, we began planning and design work on Chamonix, a new and distinct luxury hotel and casino located adjacent to our existing Bronco Billy’s casino. Reflecting changes made to the state’s gaming laws in November 2020, including the elimination of betting limits and the approval of new table games, we increased the size of the Chamonix plans by 67% to approximately 300 luxury guest rooms and suites, from our previously-planned 180 guest rooms.  Such plans were approved by the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021.

We recently completed the major portion of the on-site utility work, and are currently installing footings and structural walls for the hotel towers. Vertical construction is expected to commence within the coming weeks. The three principal guestroom towers are anticipated to “top out” between April and August 2022. The project includes a new casino, approximately 300 luxury guest rooms and suites, parking garage, meeting and entertainment space, outdoor rooftop pool, spa, and fine-dining restaurant. It is still relatively early in the construction process, so estimates of cost and completion dates still contain substantial uncertainty. While the price and availability of construction materials and labor have been volatile due to COVID-19-related supply chain issues, tariffs, and other factors, we are in the process of completing the bidding for a substantial portion of the construction budget, which reduces such uncertainty.

We anticipate requesting an amendment to our development agreement with the City of Cripple Creek to allow for the project’s completion as late as July 15, 2023, versus the current date in such agreement of December 31, 2022. We believe that such request will be facilitated, although there is no certainty that this will be the case.

The development plan for our Chamonix site allows us to add an additional hotel wing at some future date. That additional wing, if constructed, would increase the total capacity of our hotel by 23%, to approximately 370 guestrooms. Such addition requires approvals from the Cripple Creek Historic Preservation Commission and Cripple Creek City Council. There can be no assurance that we will obtain such approvals and choose to further expand our Chamonix project. Management recently decided to defer consideration of such expansion until after the completion of Chamonix’s construction.

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

Terre Haute Proposal (American Place in Indiana).  In September 2021, in response to an application process launched by the Indiana Gaming Commission (“IGC”), we submitted a proposal for a gaming and entertainment destination for Terre Haute, Indiana. Named “American Place,” it would be developed on 32 acres of land that we currently have under contract. The site is located approximately one hour west of Indianapolis and within 100 miles of Champaign-Urbana and Decatur, Illinois, as well as Lafayette, Indiana. It is highly visible from Interstate 70 and convenient to the I-70/SR 46 interchange.

Our proposed design is unique in several respects. The four-star, 100-room hotel will be elevated above an interior greenscape, in a shape resembling a “happy smile.” The hotel will appear to float above a fountain that will surround its base. This design will allow a majority of the guest rooms to be located on upper levels and to enjoy extended views. Atop the hotel will be a pool deck and restaurant, featuring sushi and robata grill entrees, overlooking the Wabash Valley. Along the busy neighboring freeway, we plan to build a large greenhouse, offering a lush interior environment. Within the greenhouse, the project would have two restaurants that offer “outdoor” dining, even in winter, as well as venues for weddings and other group events. The world-class casino would be located between the hotel and the greenhouse and offer approximately 1,000 slot machines, 50 table games, and a state-of-the-art sportsbook. Atop the casino, we have planned for a solar energy farm, which would provide green, sustainable energy for a portion of the complex’s electrical needs.

We are slated to present our American Place proposal to the IGC on November 17. The IGC has indicated that it expects to select its favored proposal from the four submittals on that same day. If awarded the gaming license, we have proposed to operate a temporary casino during construction of the larger permanent facility, subject to IGC approval. However, we can provide no assurances as to the timing or certainty that our project will be chosen by the IGC for the available gaming license in Terre Haute.

Waukegan Proposal (American Place in Illinois).  In October 2019, we submitted a proposal to the Illinois Gaming Board (“IGB”) to develop and operate a casino and entertainment destination in Waukegan, Illinois, also to be named American Place. It would include a world-class casino with a state-of-the-art sports book; a premium boutique hotel comprised of 20 villas, each ranging from 1,500 to 2,500 square feet with full butler service; a 1,500-seat live entertainment venue; a gourmet restaurant; additional eateries and bars; and other amenities designed to attract gaming and non-gaming patrons from throughout Chicagoland and beyond. A second phase of American Place is expected to include a four-star hotel with 150 rooms.

We are one of two finalists, each of which presented the merits of its Waukegan proposal to the IGB in October 2021. The IGB has indicated that it expects to select its favored developer for the Waukegan gaming license by early January 2022. If selected, we intend to operate a temporary casino during construction of the larger permanent facility. However, we can provide no assurances as to the timing or certainty that our project will be chosen by the IGB for the available gaming license in Waukegan.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three- and nine-months ended September 30, 2021 and 2020:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,
	2021	2020	(Decrease)	2021	2020	Increase
Revenues	$47,238	$41,956	12.6%	$136,888	$87,320	56.8%
Operating expenses	36,119	31,547	14.5%	104,869	84,505	24.1%
Operating income	11,119	10,409	6.8%	32,019	2,815	1,037.4%
Interest and other non-operating expenses, net	6,405	2,794	129.2%	24,982	6,170	304.9%
Income tax provision (benefit)	95	(93)	202.2%	379	(2)	19,050.0%
Net income (loss)	$4,619	$7,708	(40.1)%	$6,658	$(3,353)	298.6%

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,
	2021	2020	(Decrease)	2021	2020	Increase
Casino revenues
Slots	$28,627	$27,896	2.6%	$86,243	$55,142	56.4%
Table games	3,336	3,612	(7.6)%	10,717	7,437	44.1%
Other	543	402	35.1%	2,257	1,037	117.6%
	32,506	31,910	1.9%	99,217	63,616	56.0%

Non-casino revenues, net
Food and beverage	7,092	5,612	26.4%	20,633	14,596	41.4%
Hotel	2,469	2,511	(1.7)%	7,190	5,204	38.2%
Other	5,171	1,923	168.9%	9,848	3,904	152.3%
	14,732	10,046	46.6%	37,671	23,704	58.9%
Total revenues	$47,238	$41,956	12.6%	$136,888	$87,320	56.8%

The following discussion is based on our consolidated financial statements for the three- and nine-months ended September 30, 2021 and 2020. Because all of the Company’s operations were temporarily closed for several months during the 2020 period, the comparisons for the nine-month periods are not particularly meaningful. The periods of closure were:

●	Silver Slipper Casino and Hotel ― closed from March 16, 2020 until May 21, 2020
●	Grand Lodge Casino and Stockman’s Casino ― closed from March 17, 2020 until June 4, 2020
●	Bronco Billy’s Casino and Hotel ― closed from March 17, 2020 until June 15, 2020
●	Rising Star Casino Resort ― closed from March 16, 2020 until June 15, 2020.

Revenues. Consolidated total revenues for the three-months ended September 30, 2021 and 2020 both reflect a full quarter of reopened operations. Growth in the 2021 period was due to improved results from our Mississippi and Nevada segments and the sale of “free play” that Indiana’s casinos are permitted to transfer to other casino operators within the state, partially offset by the temporary closure of Silver Slipper due to the passage of Hurricane Ida in August 2021 and the impact of wildfires in communities near Grand Lodge Casino, including over the 2021 Labor Day holiday weekend. Of note, “Other Non-casino Revenues” includes $1.6 million of revenue related to our Contracted Sports Wagering segment, compared to $0.7 million in the prior-year period. Currently, five of the Company’s six permitted sports wagering “skins” in Indiana and Colorado are live.

Consolidated total revenues for the nine-months ended September 30, 2021 reflect a gradual relaxation of pandemic-related restrictions since our reopening in mid-2020, after approximately three months of closure due to the pandemic. Growth during this nine-month period was due to stronger operational performance at Silver Slipper, our sale of “free play” at Rising Star, and the commencement of three additional Sports Agreements (compared to two that were live in the prior-year period). “Other Non-casino Revenues” includes $4.2 million of revenue related to our contracted sports wagering agreements for the nine-months ended September 30, 2021, compared to $1.6 million in the prior-year period. See “Operating Results – Reportable Segments” below for details.

Operating Expenses. Consolidated operating expenses for the three- and nine-months ended September 30, 2021 increased from the prior-year periods, as our workforce was temporarily and dramatically reduced in size for several months during the 2020 closure period. Upon reopening, we improved operating efficiencies at all of our properties, in part by better matching customer demand with the operating hours of our food and beverage and table games departments. We also significantly reduced our marketing expenses upon reopening, benefiting from analytics provided by new slot marketing systems installed in late 2019. These changes affected marketing, payroll and related expenses across all departments at the Company, as well as numerous volume-related costs, such as our cost of the food and beverages served to guests. Note that payroll and related expenses during the 2020 period included a brief period of continuing payroll, health care, and related costs for most of our employees as severance, despite the closure of all of the Company’s properties in mid-March 2020.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest cost (excluding loan fee amortization)	$6,557	$2,269	$17,557	$7,141
Amortization of debt issuance costs and discount	357	330	991	827
Capitalized interest	(509)	(208)	(1,017)	(639)
	$6,405	$2,391	$17,531	$7,329

The increases in interest expense for the three- and nine-month periods were primarily due to an increase in our debt levels. In February 2021, we refinanced approximately $106.8 million of the Prior Notes with $310.0 million of new 2028 Notes for, among other reasons, the funding of our Chamonix project, as discussed under “Recent Developments.” The interest rate on the Prior Notes was LIBOR plus 7 percentage points, with a 1% LIBOR floor, resulting in a floating rate of interest that was near the fixed rate coupon of 8.25% on our new debt. The new debt also has a significantly longer term and fewer covenants than the Prior Notes.

Other Non-Operating Expenses, Net

For the three-month period ended September 30, 2021, we have no other non-operating items. Such amount for the nine-month period ended September 30, 2021 totaled $7.5 million, including $6.1 million related to the extinguishment of our Prior Notes and $1.3 million for the fair value adjustment to our outstanding warrants, which were repurchased in February 2021. The fair value adjustment reflected an increase in the warrant expense from $2.7 million at December 31, 2020, when the Company’s stock traded at lower prices, to their actual repurchase price of $4.0 million. For the prior-year’s nine-month period, non-operating expenses included a non-cash benefit of $1.2 million for the fair value adjustment of the warrants. While the warrants were outstanding, increases in our share price resulted in increases in the value of the warrants, causing non-cash expense. Conversely, decreases in our share price resulted in decreases in the value of the warrants, causing non-cash income.

Income Tax Expense. We recognized income tax provisions of approximately $95,000 and $0.4 million for the three- and nine-months ended September 30, 2021, which resulted in effective income tax rates of 2.0% and 5.4%, respectively.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2021 results. As we have incurred significant losses in prior periods, we anticipate current-year taxable income will be offset by tax loss carryforwards from prior years. Due in part to recent profit trends, we continue to evaluate the realizability of our deferred tax assets and need for a valuation allowance on a quarterly basis. In accordance with ASC 740, if we continue to have increased profitability in upcoming periods, then management may conclude a reduction in the valuation allowance is necessary.

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

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,
	2021	2020	(Decrease)		2021	2020	Increase
Revenues
Mississippi	$21,538	$19,966	7.9%		$68,133	$44,181	54.2%
Indiana	12,586	9,565	31.6%		31,753	19,019	67.0%
Colorado	6,340	7,633	(16.9)%		18,626	14,248	30.7%
Nevada	5,132	4,113	24.8%		14,216	8,307	71.1%
Contracted Sports Wagering	1,642	679	141.8%		4,160	1,565	165.8%
	$47,238	$41,956	12.6%		$136,888	$87,320	56.8%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$6,485	$6,495	(0.2)%		$23,097	$9,526	142.5%
Indiana	3,816	2,082	83.3%		7,615	(769)	1,090.2%
Colorado	1,543	3,116	(50.5)%		5,092	2,448	108.0%
Nevada	1,537	1,032	48.9%		4,173	79	5,182.3%
Contracted Sports Wagering(1)	1,645	631	160.7%		4,122	1,467	181.0%
Adjusted Segment EBITDA	15,026	13,356	12.5%		44,099	12,751	245.8%
Corporate	(1,427)	(870)	64.0%		(4,803)	(2,899)	65.7%
Adjusted EBITDA	$13,599	$12,486	8.9%		$39,296	$9,852	298.9%

Adjusted Segment EBITDA Margin
Mississippi	30.1%	32.5%	(2.4)	pts	33.9%	21.6%	12.3	pts
Indiana	30.3%	21.8%	8.5	pts	24.0%	(4.0)%	28.0	pts
Colorado	24.3%	40.8%	(16.5)	pts	27.3%	17.2%	10.1	pts
Nevada	29.9%	25.1%	4.8	pts	29.4%	1.0%	28.4	pts
Contracted Sports Wagering(1)	100.2%	92.9%	7.3	pts	99.1%	93.7%	5.4	pts

__________

(1)	Includes nominal reimbursements of related expenses from third-party providers during the quarter ended September 30, 2021.

The following table summarizes the consolidated results of our casino activity by key performance indicators as previously defined:

	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,
(In thousands)	2021	2020	(Decrease)		2021	2020	Increase

Slot coin-in	$505,673	$468,958	7.8%		$1,212,661	$879,975	37.8%
Slot win	$37,770	$35,289	7.0%		$94,636	$65,669	44.1%
Slot hold percentage(1)	7.5%	7.5%	—	pts	7.8%	7.5%	0.3	pts
Table game drop	$21,422	$20,769	3.1%		$45,497	$40,516	12.3%
Table game win	$3,397	$3,665	(7.3)%		$8,464	$6,545	29.3%
Table game hold percentage(1)	15.9%	17.6%	(1.7)	pts	18.6%	16.2%	2.4	pts

__________

(1)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 17.8%, respectively.

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. Pursuant to a pandemic-related order from the state gaming commission, we temporarily suspended operations for a portion of the prior-year period, from March 16, 2020 through May 21, 2020.

For the three-months ended September 30, 2021, total revenues increased by 7.9%, a result of numerous investments in the property in recent years. Such investments included a substantial renovation of the casino and the buffet, a renovated porte cochere, repainted exterior, new energy-efficient building signage, the Beach Club, the Oyster Bar, and the introduction of on-site sports betting. For the nine-months ended September 30, 2021, total revenues increased by 54.2%, as the 2020 period was impacted by more than two months of closure.

Casino revenue increased 4.3% and 60.0% for the three- and nine-month periods ended September 30, 2021, respectively, largely driven by increases in slot revenue. Slot revenue rose by 6.2% and 59.8% for the respective three- and nine-month periods ended September 30, 2021. Table games revenue decreased by 12.2% for the three-month period, mostly due to a lower table games hold percentage. However, for the nine-month period, table games revenue increased by 45.7% due to higher volumes, reflecting a full period of operations in 2021. Other casino revenues increased by $134,000 and $1.2 million for the respective three- and nine-month periods, primarily from our sports book operations.

Non-casino revenue increased by 16.1% and 42.4% for the three- and nine-months ended September 30, 2021, driven by revenue growth from our food and beverage outlets of 21.9% and 44.5%, respectively, which historically account for a majority of our non-casino revenue. Hotel revenues decreased slightly by 4.2% for the three-month period due to lower average daily room rates, but increased by 30.2% for the nine-months ended September 30, 2021 due to an increase in occupied room-nights. Total occupied room-nights was flat at 10,706 room-nights for the third quarter of 2021, and increased by 38.1% to 32,079 room-nights for the nine-month period, reflecting the temporary closure of Silver Slipper last year.

Adjusted Segment EBITDA for the three-months ended September 30, 2021 was flat at $6.5 million, despite the temporary closure of the property due to the passage of Hurricane Ida in August 2021, when the property incurred additional costs to prepare for closure and for cleanup efforts. Adjusted Segment EBITDA for the nine-months ended September 30, 2021 increased by 142.5%, driven by the increase in revenues described above, our focus on controlling labor and marketing costs upon the property’s reopening, and the approximately two-month closure in the prior-year period.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Pursuant to a pandemic-related order from the state gaming commission, we temporarily suspended operations for a portion of the prior-year period, from March 16, 2020 through June 15, 2020.

For the three-months ended September 30, 2021, total revenues increased by 31.6%, reflecting the relaxation of pandemic-related restrictions in the 2021 period. For the nine-months ended September 30, 2021, total revenues increased by 67.0%, as volumes during the 2020 period were impacted by approximately three months of closure.

Casino revenue increased by 9.8% and 60.1% for the respective three- and nine-month periods, driven mainly by slot revenue that increased by 8.4% (or $0.5 million) and 60.5% (or $7.4 million) for the corresponding periods. Table games revenue also meaningfully increased, up 21.7% (or $0.2 million) and 57.5% (or $1.0 million) for the three- and nine-months ended September 30, 2021.

Non-casino revenue increased by 98.2% and 86.3% for the three- and nine-months ended September 30, 2021, primarily due to the sale of “free play” for $2.1 million during the quarter, as well as from hotel operations during the nine-month period. Hotel revenues declined slightly by 4.3% (or $44,000) in the third quarter of 2021 due to a 13.7% reduction in occupied room-nights, but increased by 51.2% (or $1.1 million) for the nine-month period due to higher average daily room rates. Food and beverage revenues continued to improve, especially as capacity restrictions continue to ease in 2021. For the corresponding three- and nine-month periods, food and beverage revenue increased by 25.3% (or $0.2 million) and 31.8% (or $0.6 million).

Adjusted Segment EBITDA for the three- and nine-months ended September 30, 2021 increased by $1.7 million and $8.4 million, respectively. The increase was due to the sale of $2.1 million in “free play” in the third quarter. Additionally, Adjusted Segment EBITDA for the nine-month period ended September 30, 2021 increased due to higher volumes, as Rising Star was closed for a portion of the first and second quarters of 2020; the launch of an improved loyalty program in June 2020; and a focus on marketing and labor efficiencies throughout the property, including operating hours for table games and food and beverage outlets that are more appropriately matched to the demand for such services.

The Company has similarly sold its excess free play in prior years, but generally in the fourth quarter.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix project. Pursuant to pandemic-related state orders, we temporarily closed Bronco Billy’s for a portion of the prior-year period, from March 17, 2020 through June 15, 2020.

For the three-months ended September 30, 2021, total revenues decreased by 16.9%, as operations at Bronco Billy’s were impacted by the loss of all of the property’s on-site parking and many of its hotel rooms due to the construction of Chamonix. For the nine-month period, total revenues increased by 30.7%, as volumes during the 2020 period were impacted by approximately three months of closure. To alleviate the lack of on-site parking, we introduced complimentary valet parking, as well as a free shuttle service to an off-site parking lot.

Casino revenue decreased by 23.0% for the three-months ended September 30, 2021, but increased by 30.5% for the nine-month period. These changes were largely due to slot revenue, which decreased by 26.2% and increased by 30.4% for the respective periods. Table games revenue increased by $222,000 for the third quarter and by 35.5% for the nine-month period, as table games operations were not permitted to reopen in Cripple Creek until February 2021.

Non-casino revenue consists of food and beverage revenue. Food and beverage revenues increased by 46.5% and 30.7% for the respective three- and nine-month periods, though limitations on seating and reduced operating hours continued for much of the third quarter of 2021. Hotel revenues increased by 32.8% and 28.3% for the respective three- and nine-month periods, due to higher average daily room rates. Total occupied room-nights decreased by 21.6% to 1,521 room-nights for the third quarter of 2021, reflecting the closure of most of the property’s hotel rooms to accommodate Chamonix, which was overcome by higher average daily room rates. For the nine-month period, total occupied room-nights increased by 16.2% to 2,761 room-nights for the nine-month period, reflecting last year’s closure period for approximately three months.

Adjusted Segment EBITDA for the three-months ended September 30, 2021 decreased by $1.6 million to $1.5 million, and increased by $2.6 million to $5.1 million for the nine-months ended September 30, 2021. The decrease during the quarter was due to disruptions from the construction of Chamonix as described above, including additional operating expenses related to the operation of our new valet and parking shuttle service. Additionally, both of the prior-year periods had a $424,000 benefit from the elimination of point redemption liabilities that accrued under the property’s prior loyalty program. For the nine-month period, Adjusted Segment EBITDA increased due to the revenue increases described above, improved labor controls, more efficient marketing due to improved analytics from a new slot marketing system installed at Bronco Billy’s in late 2019, reductions in food costs and device fees/taxes, and the prior-year’s closure period. Similar to our other properties, Bronco Billy’s paid severance and benefits to many of its employees during part of the 2020 closure period.

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

For the three-months ended September 30, 2021, total revenues increased by 24.8%, or $1.0 million. Stockman’s Casino continued to benefit from the relaxation of pandemic-related restrictions, including at the nearby Naval air station. Grand Lodge Casino was adversely affected in the 2021 third quarter by a lower table games hold percentage and smoke from significant wildfires in the region, including over the Labor Day holiday weekend. For the nine-month period, revenues increased by 71.1%, or $5.9 million, due to higher volumes in 2021, as the prior-year periods were impacted by approximately three months of closure.

Casino revenues increased by 22.4%, or $0.9 million, for the third quarter and rose by 74.2%, or $5.6 million, for the nine-month period. Much of that increase was from slot revenue, which grew by $1.3 million and $5.1 million for the three- and nine-month periods, respectively. For the three-months ended September 30, 2021, table games revenue declined by $0.4 million as Grand Lodge Casino’s results were adversely affected by a table games hold percentage that was 8.4 percentage points lower than the three-year average hold percentage. However, for the nine-months ended September 30, 2021, table games revenue rose by $0.4 million due to a higher hold percentage at Grand Lodge. Table games were not open at Stockman’s during the 2021 periods.

Adjusted Segment EBITDA for the three-months ended September 30, 2021 increased by $0.5 million to $1.5 million. For the nine-months ended September 30, 2021, it increased by $4.1 million to $4.2 million. Both higher casino revenues and continued cost controls, specifically regarding labor and marketing expenses, have benefited operating results. As restrictions have eased in Nevada, both properties have improved revenues while continuing to maintain control of expenses.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado and Indiana. Revenues and Adjusted Segment EBITDA were both approximately $1.6 million during the three-months ended September 30, 2021, and approximately $4.2 million and $4.1 million for the nine-months ended September 30, 2021, respectively. Our fourth and fifth sports wagering skins commenced operations on April 1 and April 23, 2021, resulting in sequential growth in both revenues and Adjusted Segment EBITDA. For the three-month period ended September 30, 2020, when only two sports wagering skins were live, revenues and Adjusted Segment EBITDA were both approximately $0.7 million and $0.6 million, respectively. During the nine-months ended September 30, 2020, revenues and Adjusted Segment EBITDA were approximately $1.6 million and $1.5 million, respectively.

We receive a percentage of defined revenues of each skin, subject to annual minimums. When all six skins are in operation, we should receive a contractual minimum of $7 million on an annualized basis, with minimal related expenses.

Corporate

Corporate expenses for the three- and nine-month periods ended September 30, 2021 rose due to certain additional professional fees, a gradual resumption of activities in late 2020 following the closure period, and an increase in accrued bonus compensation, reflecting our improved operating results.

In April 2020, we began allocating certain costs to the properties, consistent with the practice of most public casino companies. Previously, such costs were carried at the corporate level. For the three-months ended September 30, 2021, a total of $569,000 was allocated. For the nine-months ended September 30, 2021, a total of $1.4 million was allocated. Management believes that such allocations are appropriate, as the corporate team provides additional support to each of our properties, and that such allocations make our segment results more comparable to other casino companies.

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

The following table presents a reconciliation of net income (loss) and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$4,619	$7,708	$6,658	$(3,353)
Income tax provision (benefit)	95	(93)	379	(2)
Interest expense, net of amounts capitalized	6,405	2,391	17,531	7,329
Loss on extinguishment of debt	—	—	6,104	—
Adjustment to fair value of warrants	—	403	1,347	(1,159)
Operating income	11,119	10,409	32,019	2,815
Project development costs	318	108	491	423
Preopening costs	17	—	17	—
Depreciation and amortization	1,819	1,848	5,448	5,868
Loss on disposal of assets, net	2	—	674	439
Stock-based compensation	324	121	647	307
Adjusted EBITDA	$13,599	$12,486	$39,296	$9,852

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2021
(In thousands)

							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$5,794	$690	$1	$—	$—	$—	$6,485
Indiana	3,247	569	—	—	—	—	3,816
Colorado	1,138	387	1	—	17	—	1,543
Nevada	1,402	135	—	—	—	—	1,537
Contracted Sports Wagering	1,645	—	—	—	—	—	1,645
	13,226	1,781	2	—	17	—	15,026
Other operations
Corporate	(2,107)	38	—	318	—	324	(1,427)
	$11,119	$1,819	$2	$318	$17	$324	$13,599

Three Months Ended September 30, 2020
(In thousands)
					Adjusted
					Segment
	Operating	Depreciation	Project	Stock-	EBITDA and
	Income	and	Development	Based	Adjusted
	(Loss)	Amortization	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$5,793	$702	$—	$—	$6,495
Indiana	1,463	619	—	—	2,082
Colorado	2,771	345	—	—	3,116
Nevada	888	144	—	—	1,032
Contracted Sports Wagering	631	—	—	—	631
	11,546	1,810	—	—	13,356
Other operations
Corporate	(1,137)	38	108	121	(870)
	$10,409	$1,848	$108	$121	$12,486

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended September 30, 2021 and 2020 included facility rents related to: (i) Mississippi of $0.5 million during 2021 and $0.5 million during 2020, (ii) Nevada of $0.5 million during 2021 and $0.4 million during 2020, and (iii) Colorado of $0.1 million during 2021 and $0.2 million during 2020.

For the Nine Months Ended September 30, 2021
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$20,484	$2,024	$589	$—	$—	$—	$23,097
Indiana	5,837	1,778	—	—	—	—	7,615
Colorado	3,871	1,119	85	—	17	—	5,092
Nevada	3,761	412	—	—	—	—	4,173
Contracted Sports Wagering	4,122	—	—	—	—	—	4,122
	38,075	5,333	674	—	17	—	44,099
Other operations
Corporate	(6,056)	115	—	491	—	647	(4,803)
	$32,019	$5,448	$674	$491	$17	$647	$39,296

For the Nine Months Ended September 30, 2020
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$7,180	$2,346	$—	$—	$—	$9,526
Indiana	(2,626)	1,857	—	—	—	(769)
Colorado	1,335	1,109	4	—	—	2,448
Nevada	(797)	441	435	—	—	79
Contracted Sports Wagering	1,467	—	—	—	—	1,467
	6,559	5,753	439	—	—	12,751
Other operations
Corporate	(3,744)	115	—	423	307	(2,899)
	$2,815	$5,868	$439	$423	$307	$9,852

Operating expenses deducted to arrive at operating income (loss) in the above tables for the nine-month period ended September 30, 2021 and 2020 included facility rents related to: (i) Mississippi of $1.7 million during 2021 and $1.2 million during 2020, (ii) Nevada of $1.4 million for both periods, and (iii) Colorado of $0.3 million during 2021 and $0.5 million during 2020.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2021, we had $274.5 million of cash and equivalents, including $176.6 million of restricted cash dedicated to the construction of Chamonix. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the nine-months ended September 30, 2021 was $19.3 million, compared to cash provided by operations of $2.9 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Our operating cash flows increased primarily due to strong performances at each segment during the 2021 period, partially offset by the redemption of our outstanding warrants in February 2021. Additionally, we received approximately $1.3 million of insurance proceeds during 2021 related to repairs for property damage sustained at Silver Slipper from Hurricane Zeta in October 2020. We expect to settle our remaining insurance claims related to such storm in the fourth quarter of 2021. The temporary closure of our properties in Spring 2020 affected operating cash flows in the 2020 period.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine-months ended September 30, 2021 was $18.0 million, which primarily related to capital expenditures for Chamonix and real estate purchases in Cripple Creek. This amount also includes approximately $1.7 million for capital expenditures made in 2021 at Silver Slipper due to damages from Hurricane Zeta. Cash used in investing activities during the prior-year period was $1.9 million, which primarily related to capital expenditures for Chamonix.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the nine-months ended September 30, 2021 was $235.5 million. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and $46.0 million of gross proceeds from our underwritten equity offering. These cash inflows in 2021 were partially offset by the payoff of the Prior Notes (including the related prepayment premiums), as well as expenses related to the issuance of our 2028 Notes, our March 2021 equity offering, and our new $15.0 million revolving credit facility. Cash provided by financing activities was $3.1 million in the prior-year period, primarily reflecting $5.6 million of new unsecured loans that we took under the CARES Act in May 2020.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the potential expansion of Silver Slipper and our American Place proposals in Indiana and Illinois, if pursued, may require additional financing and/or temporarily reduce the Company’s ability to repay debt.

Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. Such factors include the potential effects of COVID-19 and its variants. The extent to which our liquidity in future periods may be affected by COVID-19 and its variants may largely depend on future developments. Such future developments are highly uncertain and cannot be accurately predicted at this time, as discussed under “Recent Developments.”

Debt

Long-term Debt. At September 30, 2021, we had $310.0 million of principal indebtedness outstanding under the 2028 Notes, and no drawn amounts under the Credit Facility or outstanding letters of credit. Additionally, in the midst of the pandemic when all operations were suspended, we obtained CARES Act Loans totaling $5.6 million. We also owe $3.4 million related to our finance lease of a hotel at Rising Star.

See Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we intend to make significant capital investments related to the construction of our Chamonix project in Cripple Creek, Colorado, which is currently underway. We currently expect to invest approximately $50 million into the construction of Chamonix in 2021 and more than $130 million in 2022, though some of these payments may not occur until early 2023 due to the timing of accounts payable and construction retainage amounts, and potential construction delays caused by challenges created by COVID-19. We believe that the remaining investment for Chamonix will be funded from our existing cash balances and, potentially, cash flow from operations.

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino contains an option for the lessor to purchase our leasehold interest and related casino operating assets. See Note 3 to the accompanying consolidated financial statements for further information.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic and its variants on our business operations; our development and expansion plans, including the estimated construction commencement, budget, completion and opening timeline, and the expected amenities, for the new Chamonix Casino Hotel;

our expectations regarding an amendment to our development agreement with the City of Cripple Creek to extend the Chamonix project’s completion date; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and the expected timing for the launch of the sixth and final sports betting “skin” related thereto; our expectations regarding the Waukegan and Terre Haute proposals, including the timing of the RFP processes and any decisions thereunder, our ability to obtain either casino license, the expected amenities for both proposals, and, if we are awarded either or both licenses, to obtain financing; our intentions regarding the potential future expansion at Silver Slipper, including the exercise of the tidelands lease option or receipt of any entitlements thereto; our expectation to exercise our buyout option on the Silver Slipper Casino and Hotel; the adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; our expectations regarding the refinancing of our principal debt; our anticipated capital expenditures; our expectations regarding any forgiveness of our CARES Act Loans; our beliefs regarding compliance with our liquidity and financial covenants; our intentions regarding the use of the net proceeds from the Equity Offering; anticipated or potential legislative actions; our beliefs in connection with our marketing efforts; the factors that affect the financial performance of our properties; the adequacy of our insurance; the competitive outlook; our expectations regarding the outcome of legal matters; the impact of recently issued accounting standards; our estimates regarding the cash used in our day-to-day operations; and our estimates regarding certain accounting and tax matters, among others.

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

Risks Related to our Business and Operations

●	The outbreak of COVID-19 (coronavirus) and the emergence of new variants, which has significantly impacted the global economy, including the gaming industry.
●	The impact of COVID-19 and its variants on our business operations, employees, customers and suppliers, including the loss of customers or employees and disruptions and inefficiencies in the supply chain.
●	Potential requirements for vaccination or regular COVID-19 testing of our employees.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	Significant competition from other gaming and entertainment operations.
●	Revenue declines if discretionary consumer spending drops due to an economic downturn.
●	The inability of our contracted sports betting parties, through the use of our permitted website “skins,” to compete effectively, their inability and/or unwillingness to sustain sports betting operations should they experience an extended period of unprofitability, and our inability to replace existing partners or vendors on similar terms as our existing revenue guarantees.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	We derive our revenues and operating income from our casino resort properties located in Mississippi, Colorado, Indiana and Nevada, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	If the lessor of Grand Lodge Casino exercises its buyout rights or if we default on this or on certain other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	The occurrence of natural disasters, such as wildfires, hurricanes, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.

●	Several of our properties, including Silver Slipper, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	We may incur property and other losses that are not adequately covered by insurance.
●	We depend on our key personnel.
●	Higher wage and benefit costs, including a potential increase in the federal minimum wage.
●	Rising operating costs at our gaming properties.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are often involved in one or more construction and development projects, including the new Chamonix Casino Hotel, and many factors could prevent us from completing them as planned.
●	The construction costs for the new Chamonix Casino Hotel may exceed budgeted amounts plus contingencies, which may result in insufficient funds in the construction reserve account to complete the project and may result in the Company accessing its unrestricted cash or other resources to complete the project. There is no certainty that such resources will be available.
●	There is no assurance that the new Chamonix Casino Hotel will not be subject to additional regulatory restrictions, delays, or challenges.
●	There is no assurance that the new Chamonix Casino Hotel will be successful.
●	Failure to comply with the terms of our disbursement agreement could limit our access to funds.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of the new Chamonix Casino Hotel may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino.
●	Additional growth projects, including the Waukegan and Terre Haute proposals, or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	Our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	Failure to obtain necessary government approvals in a timely manner, or at all.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	Restrictive covenants and limitations in our debt facilities that could significantly affect our ability to borrow additional funds and/or operate our business and could lead to events of default if we do not comply with the covenants.
●	Our inability to generate sufficient cash flow to service our indebtedness and fund our operating expenses, working capital needs and capital expenditures.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the 2028 Notes are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the 2028 Notes could foreclose on our assets.
●	Our loans under the CARES Act may be subject to regulatory review.
●	We and our subsidiaries may still be able to incur substantially more debt.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power, and if we experience damage or service interruptions, we may have to cease some or all of our operations.
●	Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell our stock at favorable prices or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.
●	The other factors as discussed throughout Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2020, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: November 10, 2021	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 10, 2021	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)