Form 10-K
period 2021-12-31
FULL HOUSE RESORTS INC
filed 2022-03-15
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2021
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

Large accelerated filer	◻	Accelerated filer	☑	Emerging growth company	☐
Non-accelerated filer	◻	Smaller reporting company	☑

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

The aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was: $323.8 million. As of March 11, 2022, there were 34,242,581 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2022, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

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

The Company currently operates five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. Construction continues for a sixth property, Chamonix Casino Hotel (“Chamonix”), adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We also benefit from six permitted sports wagering “skins,” three in Colorado and three in Indiana. Other companies operate or will operate these online sports wagering sites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts.

In December 2021, we were selected to develop our “American Place” project in Waukegan, Illinois, a northern suburb of Chicago. We intend to open a temporary casino facility named The Temporary by American Place (“The Temporary”) in Summer 2022, subject to customary regulatory approvals. We expect to operate The Temporary until the opening of the permanent American Place facility and intend to include such operations as its own segment, Illinois. We also expect to receive one sports skin in Illinois upon the opening of The Temporary.

The following table presents selected information concerning our casino resort properties as of December 31, 2021:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Illinois
American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana

We manage our casinos based primarily on geographic regions within the United States. Our 2021 results reflect a change in our operating segments. We now break out our on-site and online sports wagering skins in Colorado and Indiana as a standalone segment, Contracted Sports Wagering. Certain reclassifications were made to 2020 amounts to conform to current-period presentation for enhanced comparability. Such reclassifications had no effect on the previously reported results of operations or financial position. Our corporate headquarters is in Las Vegas, Nevada.

Our mission is to maximize stockholder value, while also being good employers and community participants. We seek to increase revenues by providing our customers with their favorite games and amenities, high-quality customer service, and appropriate customer loyalty programs. Our customers include nearby residents who represent a high potential for repeat visits, along with drive-in tourist patrons. We continuously focus on improving the operating results of our existing properties through a combination of revenue growth and expense management efforts. The casino resort industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt, and fund maintenance and certain growth-related capital expenditures. We also continually assess the potential impact of growth and development opportunities, including capital investments at our existing properties, the development of new properties, and the acquisition of existing properties.

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

Operating Properties

Silver Slipper Casino and Hotel (Hancock County, Mississippi)

The Silver Slipper is the western-most casino on the Mississippi Gulf Coast, midway between Biloxi, Mississippi and New Orleans, Louisiana. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. Its customers are primarily from communities in southwestern Mississippi and southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas. In addition to its large, modern casino, the Silver Slipper offers 129 hotel rooms or suites, an on-site sportsbook, a fine-dining restaurant, a buffet, a quick-service restaurant, an oyster bar, a casino bar and a beachfront pool and bar. The Silver Slipper currently generates the most revenue and operating income of any of our properties.

The primary lease for the Silver Slipper includes approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of protected marshlands. The lease term ends in April 2058. From April 1, 2022 through October 1, 2027, we have the option to buy out the lease.

We also manage a nearby 37-space beachfront RV park under a management contract, which expires on March 31, 2025, unless canceled by either party with prior notice of 180 days.

Bronco Billy’s Casino and Hotel (Cripple Creek, Colorado)

Bronco Billy’s is located in Cripple Creek, Colorado, a historical gold mining town located approximately one hour southwest of Colorado Springs and two hours from Denver. Its customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately 900,000 residents. Its secondary market, the Denver metropolitan area, has a population of approximately four million people. Bronco Billy’s occupies a significant portion of the key city block of Cripple Creek’s “casino strip.” In addition to gaming space, it currently offers 14 hotel rooms, a steakhouse, and a casual dining outlet. Bronco Billy’s owns much of its real estate, but also leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments through January 2035, and we have the right to buy out the lease at any time during its term. We also commenced a three-year lease in August 2018 for a key corner on our block that was subsequently extended through August 2023, which also includes an option to buy out the lease.

We are allowed to offer online sports wagering through three sports “skins” in Colorado. Rather than operate these sports skins ourselves, we contracted with three companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts paid to us. For Colorado, the sum of the minimum annual amounts is $3.5 million. If our percentage-share of sports revenue exceeds our contractual minimums, then we should receive in excess of $3.5 million on an annualized basis. We incur minimal expenses related to these revenues. As of December 31, 2021, all three of our skins had begun operations. However, one of our three skin operators subsequently informed us of their intent to cease operations on May 15, 2022. We are currently negotiating with other companies to be the replacement operator for such skin, though there can be no guarantee that any replacement contract will be entered into on similar terms or at all.

Chamonix Casino Hotel (Cripple Creek, Colorado)

In 2018, we began planning and design work on Chamonix, a new and distinct, luxury hotel and casino, to be located adjacent to Bronco Billy’s in Cripple Creek. Following changes made to the state’s gaming laws in November 2020, including the elimination of betting limits and the approval of new table games, we increased the size of Chamonix by 67% to approximately 300 luxury guest rooms and suites, from our previously planned 180 guest rooms. Such plans were approved by the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021. Our construction budget for Chamonix is approximately $250 million. To fund such construction, on February 12, 2021 we issued $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”) and placed a portion of such proceeds into a restricted cash account dedicated to Chamonix’s construction (see Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). We expect to open Chamonix in the second quarter of 2023.

Rising Star Casino Resort (Rising Sun, Indiana)

Rising Star is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. In addition to its casino, Rising Star offers a land-based pavilion with approximately 31,500 square feet of meeting and convention space, a contiguous 190-guest-room hotel, an adjacent leased 104-guest-room hotel set on three acres, a 56-space RV park, four dining outlets, surface parking and an 18-hole golf course on over 230 acres. The 104-guest-room hotel is leased pursuant to an agreement that expires in October 2027 and contains a bargain purchase option, whereby we have the right to purchase the hotel and the landlord has the right to put the hotel to us, in both cases for $1 if exercised upon maturity of the lease. We also own 1.3 acres located in Burlington, Kentucky that is used as part of our ferry boat operations, as further described below.

We have completed several capital projects in recent years. In 2018, we renovated the entry pavilion and the adjoining hotel’s lobby and hallways. We also commenced operations of a ferry boat service that connects the more populous Boone County, Kentucky to our Rising Star property in Indiana. In the second half of 2019, we renovated and rebranded a casual restaurant as “Ben’s Bistro.”

We are allowed to offer online sports wagering through three sports “skins” in Indiana. As in Colorado, we contracted with three companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts. The sum of the minimum annual amounts in Indiana is $3.5 million with minimal expected expenses, so that the total between the six contracts and two states is $7 million per year. If our percentage-share of sports revenue exceeds our contractual minimums in one or more contracts, then we should receive in excess of $7 million on an annualized basis. As of December 31, 2021, all three of our skins in Indiana were contractually live, with the last skin subsequently receiving gaming approval on February 28, 2022. However, one of our three skin operators subsequently informed us of their intent to cease operations on May 15, 2022. We are currently negotiating with other companies to be the replacement operator for such skin, though there can be no guarantee that any replacement contract will be entered into on similar terms or at all.

Stockman’s Casino (Fallon, Nevada)

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

Grand Lodge Casino (Incline Village, Nevada)

We operate Grand Lodge at the Hyatt Lake Tahoe under a lease with Incline Hotel, LLC. Grand Lodge is located within the Hyatt Lake Tahoe in Incline Village, Nevada on the north shore of Lake Tahoe and includes approximately 20,990 square feet of leased space. The Hyatt Lake Tahoe is one of three AAA Four Diamond hotels in the Lake Tahoe area. Our casino’s customers consist of both locals and tourists visiting the Lake Tahoe area.

Our lease with Incline Hotel, LLC is set to expire in August 2023, but we own the personal property, including slot machines. The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to the Notes. The landlord currently has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings.

American Place, Including The Temporary (Waukegan, Illinois)

In December 2021, we were chosen by the Illinois Gaming Board (“IGB”) to develop American Place, a new gaming and entertainment destination located in Waukegan, Illinois, a northern suburb of Chicago, subject to final regulatory approvals. Waukegan has a population of approximately 89,000 and is the county seat of Lake County, which has a population of approximately 714,000. According to the U.S. Census Bureau, Lake County has a median household income of approximately $89,000 and is also the third most populous county in the state.

The permanent American Place facility is slated to include a world-class casino with a state-of-the-art sports book; a premium boutique hotel comprised of 20 luxurious villas, each ranging from 1,500 to 2,500 square feet with full butler service; a 1,500-seat live entertainment venue; a gourmet restaurant that will rival the finest restaurants in Chicago; additional eateries and bars; and other amenities that will attract gaming and non-gaming patrons from throughout Chicagoland and beyond.

While the larger, more lavish, permanent facility is under construction, we will operate a temporary casino facility, aptly named The Temporary by American Place. The Temporary is slated to include approximately 1,000 slot machines, 50 table games, a fine-dining restaurant, two additional restaurants, and a center bar. We intend to open The Temporary in Summer 2022, pending customary regulatory approvals.

In preparation for the opening of The Temporary, we recently agreed to purchase a “Sprung structure,” which encloses an area of approximately 1.5 football fields and will house most of the temporary casino. The Sprung structure is expected to arrive on-site in April 2022. Additionally, we recently entered into an agreement to purchase approximately 10 acres of land adjoining the approximately 30-acre casino site to be leased from the city, providing space for additional parking and access to the casino site from a major road.

On February 7, 2022, we closed a private offering of $100 million aggregate principal amount of our 8.25% Senior Secured Notes due 2028 (the “Additional Notes”). The Additional Notes were sold at a price of 102.0% of the principal amount and were issued pursuant to an indenture under which we previously issued for the 2028 Notes on February 12, 2021 (collectively, the “Notes”). Also on February 7, 2022, we amended our senior secured revolving credit facility agreement to, among other things, increase our borrowing capacity from $15 million to $40 million (the “Credit Facility”), all of which remains undrawn as of this report date (see Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). The interest rate for borrowings under the Credit Facility, based on today’s rates, would be less than 4%.

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

Our businesses are also subject to other various federal, state, and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Part I, Item 1A. “Risk Factors” for additional discussion.

Costs and Effects of Compliance with Environmental Laws

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. For example, our Indiana property is subject to environmental regulations for its riverboat, ferry boat and golf club operations. Our Mississippi property is located near environmental wetlands. In Colorado and Illinois, we are building major new casino hotels and such construction must also adhere to certain environmental regulations. Our Colorado facilities, for example, are in historical mining areas. Failure to comply with applicable laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and may also incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent the property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, we cannot assure you that such matters will not have such an effect in the future.

Competition

The gaming industry is highly competitive. Gaming activities with which we compete include traditional commercial casinos and casino resorts in various states including on tribal lands and at racetracks, state-sponsored lotteries, video poker in restaurants, bars and hotels, pari-mutuel betting on horse and dog racing and jai alai, sports betting and card rooms. We also face competition from Internet lotteries, sweepstakes, and other Internet gaming services, beyond those in which we participate. Internet gaming services allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Although there is no meaningful evidence to date that this has been the case, this could divert customers from our properties, and thus, adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming. We also compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to the feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount, quality, and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper is in Mississippi, but is close to the North Shore of Lake Pontchartrain, one of the most affluent and fastest-growing regions in Louisiana. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops. The legislation permitting riverboat and truck stop casinos requires a local referendum. At this time, all licenses for riverboat casinos in Louisiana have been granted and only one of such casinos is not currently in operation. In 2021, the owners of the closed casino attempted to move their gaming license from Bossier City to Slidell, Louisiana. Such efforts were not successful, as voters rejected the casino referendum by a vote of 63% to 37%. Mississippi does not have a limitation on the number of casino licenses, but requires casinos to be within approximately 800 feet of the Mississippi River shoreline or the Gulf of Mexico, as defined by state law. There are occasionally proposals to relocate casinos within Louisiana or to develop new casinos in Mississippi, but there are considerable political and economic constraints on such potential competition. Management does not believe such efforts will be successful in the foreseeable future.

Bronco Billy’s Casino and Hotel and Chamonix Casino Hotel

Bronco Billy’s and Chamonix are located in Cripple Creek, Colorado, which is a historical gold mining town located approximately one hour southwest of Colorado Springs, on the west side of Pikes Peak. Cripple Creek is one of only three cities in Colorado where commercial gaming is permitted. The other two cities adjoin each other and are approximately one hour west of Denver. Downtown Denver and Colorado Springs are approximately 70 miles apart and certain suburbs of each metropolitan area largely merge into the other. Two Native American gaming operations exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs and Denver than Cripple Creek. There are no federally-recognized Native American tribes in the Colorado Front Range, which includes Denver and Colorado Springs. As of December 31, 2021, Bronco Billy’s was one of seven gaming facilities operating in Cripple Creek. One of those competitors added a 100-guest-room hotel in 2021. Chamonix, which is currently under construction, will be significantly larger and is planned to be higher in quality than any of the existing casinos in Cripple Creek.

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

Stockman’s Casino

Stockman’s Casino is the largest of several casinos in Churchill County, Nevada, which has a population of approximately 25,000 residents. Churchill County is also the home of Naval Air Station Fallon, the United States Navy’s premier air training facility, informally referred to as the “Top Gun” school. While the Navy appears to be expanding its base in Fallon, a reduction of its activities at the base would likely have an adverse effect on Stockman’s results of operations. Fallon is approximately 30 minutes east of the large Tesla battery factory and other developments in the Tahoe-Reno Industrial Center. Stockman’s also competes with casinos in other rural communities in the area, as well as with casinos in Reno, some of which are significantly larger and offer more amenities.

Grand Lodge Casino

Grand Lodge is located in Incline Village, Nevada, and is one of four casinos located within a five-mile radius in the North Lake Tahoe area.

Grand Lodge Casino also competes with casinos in South Lake Tahoe and Reno. There are also numerous Native American casinos in California serving the Northern California market.

American Place and The Temporary

American Place will compete against two existing casinos which primarily serve the suburbs north of Chicago, a tribal casino in Milwaukee, and slot machines in bars (limited to six machines per bar) in many parts of Illinois. It will be the only full-service casino in Lake County, Illinois, which has a population of approximately 714,000 residents. Including areas neighboring Lake County, we estimate that American Place will be the closest casino to more than 1.0 million individuals. American Place is also designed to offer more, and better, amenities than any other casino operating today in Illinois.

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

Intellectual Property

We use a variety of trademarks, patents and copyrights in our operations and believe that we have all the licenses necessary to conduct our continuing operations. We have registered several trademarks with the United States Patent and Trademark Office or otherwise acquired the licenses to use certain trademarks, patents and copyrights that are material to conduct our business.

Employees

As of March 1, 2022, we had 12 full-time corporate employees, three of whom are executive officers and one additional senior management employee. Our casino properties had 881 full-time and 265 part-time employees, as follows:

	March 1, 2022
Employee Count by Property	Full-time	Part-time
Silver Slipper Casino and Hotel	407	91
Bronco Billy’s Casino and Hotel	145	56
Rising Star Casino Resort	210	77
Grand Lodge Casino	67	38
Stockman’s Casino	52	3
Corporate	12	—
Total Employees	893	265

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix, The Temporary, and American Place; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding our ability to replace our terminated sports wagering contracts in Colorado and Indiana and our ability to enter into a new sports wagering contract in Illinois; our ability to obtain the casino license for the Temporary and American Place; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the factors as discussed throughout Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

We undertake no obligation to update or revise any forward-looking statements as a result of future developments, events or conditions, except as required by law. New risks emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

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

Summary of Risk Factors

The following is a summary of the risk factors discussed in Part I, Item 1A. “Risk Factors” of this Form 10-K. This summary should be read in conjunction with those Risk Factors and should not be relied upon as an exhaustive summary of the material risks facing our business.

Risks Related to our Business and Operations

●	The outbreak of COVID-19 (coronavirus) has significantly impacted the global economy, including the gaming industry, and could have a material adverse effect on our results of operations, cash flows and liquidity.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	We face significant competition from other gaming and entertainment operations.
●	We may face revenue declines if discretionary consumer spending drops due to an economic downturn.
●	We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,” will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing contractual revenue minimums.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	Our Mississippi casino hotel currently generates a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of that property.
●	We derive our revenues and operating income from our properties located in Mississippi, Colorado, Indiana and Nevada, and expect to commence operations in Illinois, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout rights or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, including as a result of climate change, such as hurricanes, floods, wildfires, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.
●	We depend on our key personnel and our ability to attract and retain employees.
●	Higher wage and benefit costs could adversely affect our business.
●	Rising operating costs at our gaming properties could have a negative impact on our business.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We rely on, among other things, trademarks, licenses, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
●	Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are engaged from time to time in one or more construction and development projects, including Chamonix and American Place, and many factors could prevent us from completing them as planned.
●	The construction costs for our growth projects, including Chamonix and American Place, may exceed budgeted amounts plus contingencies, which may result in insufficient funds to complete these projects or the need to raise additional capital.
●	There is no assurance that our growth projects, including Chamonix and American Place, will not be subject to additional regulatory restrictions, delays, or challenges.
●	There is no assurance that our growth projects, including Chamonix and American Place, will be successful.
●	Failure to comply with the terms of our disbursement agreement related to Chamonix could limit our access to funds.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of Chamonix may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino.
●	The permanent American Place facility, additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive, and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	We may face risks related to our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	If we fail to obtain necessary government approvals in a timely manner, or at all, it can adversely impact our various expansion, development, investment and renovation projects.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	The indenture governing the Notes and the Credit Facility impose restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with the covenants.
●	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the Notes and any borrowings under the Credit Facility.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the Notes and lenders under the Credit Facility could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.
●	We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations and cash flows.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. If we experience damage or service interruptions, we may have to cease some or all of our operations, which will result in a decrease in revenue.
●	Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell our stock at a favorable price or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

Risks Related to our Business and Operations

The outbreak of COVID-19 (coronavirus) has significantly impacted the global economy, including the gaming industry, and could have a material adverse effect on our results of operations, cash flows and liquidity.

The COVID-19 pandemic and the efforts to contain it have significantly impacted the global economy, including the gaming industry in the United States and abroad. The ongoing outbreak resulted in extended shutdowns of non-essential businesses around the world, including our own casinos for approximately three months, beginning in March 2020.

The current circumstances regarding the COVID-19 pandemic are dynamic and the impacts of COVID-19 and its variants on our business operations, including the duration and impact on overall customer demand, is ongoing and uncertain. While case numbers are currently trending lower, COVID-19 and its variants continue to spread. As a result, we may from time to time elect or be required by governmental officials to undergo partial or full closures. Even as vaccines and boosters are readily available, the pandemic may still have the potential to have a material adverse impact on our business, results of operations, financial position and cash flows and may exacerbate many of the other risks described in this Annual Report on Form 10-K.

A prolonged closure of our casinos would negatively impact our ability to service our debt.

Our casinos are our primary sources of income and operating cash flows, which we rely upon to pay all of our obligations and to remain in compliance with debt covenants under any indebtedness we may incur and meet our obligations when due. Because we operate in several different jurisdictions, we are subject to different legal and market conditions in order to remain open. We have no control over and cannot predict the length of any future operating restrictions or future closures of our casinos and hotels due to the COVID-19 pandemic or any future pandemic. Any required closures may require us to seek to amend our debt agreements, though there is no certainty that we would be successful in such efforts. Additionally, we may be required to seek additional liquidity through the issuance of new debt or equity, or through the sale of certain assets. Our ability to obtain additional financing would depend in part on factors outside of our control.

We face significant competition from other gaming and entertainment operations.

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants. Our casinos and contracted sport wagering businesses compete with other forms of gaming, such as casinos, racetracks, state-sponsored lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, illegal slot machines and skill games, fantasy sports and internet or mobile-based gaming platforms, including online gaming and sports betting. Certain state and other jurisdictions are considering expansion of such forms of gaming. Each of these could divert customers from our casinos and services, and thus materially and adversely affect our business.

In most markets, we compete directly with other casino facilities operating in the immediate and surrounding market areas. In some markets, we face competition from nearby markets in addition to direct competition within our market areas. As competing properties and new markets are opened, our operating results may be negatively impacted. In addition, some of our direct competitors in certain markets may have superior facilities and/or operating conditions. We expect each existing or future market in which we participate to be highly competitive. The competitive position of each of our casino properties is discussed in Part I, Item 1. “Business – Competition.”

In a broader sense, our casinos and sports wagering businesses face competition from all manner of leisure and entertainment activities, including other non-gaming resorts and vacation destinations, shopping, athletic events, television and movies, concerts, and travel.

We may face revenue declines if discretionary consumer spending drops due to an economic downturn.

Our revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been in the past, and could be in the future, adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by factors such as, but not limited to, lackluster recoveries from recessions; inflation; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as COVID-19; high unemployment levels; higher income taxes; low levels of consumer confidence; weakness or uncertainty in the housing market; cultural and demographic changes; the impact of high energy, fuel, food and healthcare costs; fears of war or actual conflicts, such as the Russian invasion of Ukraine, civil unrest, terrorism or violence; and increased stock market volatility may negatively impact our revenues and operating cash flow. This could lead to a reduction in discretionary spending by our guests on entertainment and leisure activities, which could have a material adverse effect on our revenues, cash flow and results of operations. Furthermore, during periods of economic contraction, our revenues may decrease while many of our costs remain fixed and some costs may increase, resulting in decreased earnings.

We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,” will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing contractual revenue minimums.

Our contracted sports betting parties, through the use of our permitted website “skins,” compete in a rapidly evolving and highly competitive market against an increasing number of competitors. The success of their sports betting operations is dependent on a number of factors that are beyond their control, and ours, including the ultimate tax rates and license fees charged by jurisdictions across the United States; their ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of their products; their ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. While our current agreements with our contracted sports betting parties provide us with contractual minimums for revenue upon their launch of operations, we cannot assure you that any of our contracted sports parties will be able to compete effectively or that they will have the ability or willingness to sustain sports betting operations for an extended period of unprofitability. Should any of our contracted sports betting parties cease operations, whether due to unprofitability or for other reasons, there can be no assurance that we will be able to replace them on similar terms as our existing agreements. In February 2022, one of our skin operators informed us of their intent to cease operations through one of our skins in Colorado and one of our skins in Indiana on May 15, 2022. We have begun discussions with other companies to replace such operator in both Colorado and Indiana, though there can be no guarantee that any replacement contract will be entered into on similar terms or at all.

Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.

The operation of our ferry boat is subject to various inherent risks, including:

●	catastrophic marine disasters and accidents;
●	adverse weather conditions or natural disasters;
●	mechanical failure or equipment damage;
●	hazardous substance spills; and
●	navigation and human errors.

The occurrence of any of these events may result in, among other things, damage to or loss of our ferry boat, damage to other vessels and the environment, loss of revenues, short-term or long-term interruption of ferry boat service, termination of our vessel charter or other contracts, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and death or injury to personnel and passengers. Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

Our Mississippi casino hotel currently generates a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of that property.

For the year ended December 31, 2021, we generated 50.3% of our revenues and 54.3% of our Adjusted Segment EBITDA from our casino resort in Mississippi. Therefore, until our new developments are operating, our results will be dependent on the regional economies and competitive landscapes at our Mississippi property. Likewise, our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of this property.

We derive our revenues and operating income from our properties located in Mississippi, Colorado, Indiana and Nevada, and expect to commence operations in Illinois, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Because we derive our revenues and operating income from properties concentrated in four states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographic regions. A decrease in revenues from, or an increase in costs for, one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

●	regional economic conditions;
●	regional competitive conditions, including legalization or expansion of gaming in Mississippi, Colorado, Indiana, Nevada, Illinois or in neighboring states;
●	allowance of new types of gaming, such as the introduction of live table games at Indiana racinos or Internet gaming;
●	reduced land or air travel due to increasing fuel costs or transportation disruptions; and,
●	increase in our vulnerability to economic downturns and competitive pressures in the markets in which we operate.

Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout rights or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, certain land and buildings at Bronco Billy’s Hotel and Casino in Colorado (much of which is to be utilized for Chamonix) and one of the two hotels at our Rising Star Casino Resort in Indiana. We also lease casino space at our Grand Lodge Casino in Nevada. Unless we have a purchase option under such leases and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have purchase options on the leased property at the Silver Slipper, Bronco Billy’s and for the leased hotel at Rising Star, but it is either currently more advantageous for us to continue to lease rather than exercise the buyout option, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets. The Notes contain representations and warranties, financial covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets, upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix. The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino, which is set to expire on August 31, 2023, includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases, which are beyond our control. If the entity owning any leased land, buildings, hotel or space chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, then the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default could have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt agreements.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In recent years, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance, and historically low snow levels and forest fires in the Lake Tahoe region adversely affected visitation and financial performance at Grand Lodge. Moreover, gasoline shortages or fuel price increases could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana casino vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions. Our ferry boat that we operate at Rising Star has similar risks as our Indiana casino vessel, as well as additional risks related to ferry boat operations discussed above.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, including as a result of climate change, such as hurricanes, floods, wildfires, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.

Natural disasters and extreme weather conditions, potentially exacerbated by climate change, such as major hurricanes, tornadoes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Certain of our properties are located in areas that may be subject to extreme weather conditions. Hurricanes are common in the area in which our Mississippi property is located, and the severity of such natural disasters is unpredictable. In October 2020, Hurricane Zeta caused the temporary closure of the Silver Slipper and caused approximately $5 million of damage, most of which was covered by insurance. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River. Wildfires are also increasing in frequency and intensity, and the Western United States and the Rocky Mountain Region have been experiencing continuing drought conditions. Bronco Billy’s and Grand Lodge were adversely affected by nearby forest fires and the impacts therefrom. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures at our existing properties to ensure compliance with any new or updated regulations, which may potentially adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, operations or business.

If a pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic, occurs in the United States or on a global scale, our business may be adversely affected. As described elsewhere in these Risk Factors, such events may result in closures of our properties, a period of business disruption, and/or in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

The Silver Slipper is located at the end of a dead-end road, with no other access. Bronco Billy’s is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternative is longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road were to close, the alternative routes involve a ferry boat or more winding roads through the rolling hills inland from the river. If access to any of these roads is blocked for any significant period, our results of operations and financial condition could be materially affected.

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

There is no certainty that insurance companies will continue to offer insurance at acceptable rates, or at all, in hurricane-prone areas or other areas affected by extreme weather, including the Mississippi Gulf Coast. Some insurance companies may significantly limit the amount of coverage they will write in these markets and increase the premiums charged for this coverage. Additionally, uncertainty can occur as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

We depend on our key personnel and our ability to attract and retain employees.

We are highly dependent on the services of our executive management team and other members of our senior management team. Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies, and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We have faced recent increased challenges in attracting and retaining qualified employees, particularly in light of the increase in employee resignations taking place throughout the United States as a result of the COVID-19 pandemic. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. There can be no assurance that we will be able to retain and motivate our employees.

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

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

●	inflationary pressures;
●	supply chain issues that are beyond our control;
●	changes in federal, state or local tax or regulations, including state gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;
●	our reliance on slot play revenues and any additional costs imposed on us from slot machine vendors;
●	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf;
●	availability and costs associated with insurance;
●	increases in costs of labor;
●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;
●	our properties use significant amounts of water, and a water shortage may adversely affect our operations; and
●	at Grand Lodge, we rely on Hyatt Lake Tahoe to provide certain items at reasonable costs, including food, beverages, parking and rooms. Any change in its pricing or the availability of such items may affect our ability to compete.

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

We rely on, among other things, trademarks, licenses, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.

Our commercial success depends upon our ability to develop brands and to successfully obtain or acquire proprietary or statutory protection for our intellectual property rights and to implement new or improved technologies purchased or licensed from third parties. We rely on, among other things, trademarks, licenses, confidentiality procedures, and contractual provisions to protect our intellectual property rights. While we enter into license, confidentiality, and non-disclosure agreements to attempt to limit access to, and distribution of, proprietary and confidential information, it is possible that:

●	some or all of our confidentiality and non-disclosure agreements will not be honored;
●	disputes concerning the ownership of intellectual property will arise with our strategic partners, users or others;
●	unauthorized disclosure or use of our intellectual property, including know-how or trade secrets, will occur;
●	we will be unable to successfully enforce our trademark or copyright rights; or
●	contractual provisions may not be enforceable.

There can be no assurance that we will be successful in protecting our intellectual property rights or that we will become aware of third-party infringements that might be occurring. Inability to protect our intellectual property rights could have a material adverse effect on our prospects, business, financial condition or results of operations.

Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.

The industries in which we compete have many participants that own, or claim to own, intellectual property, including participants that own intellectual property similar to our own, and proprietary rights for technologies similar to those used or licensed by us. Some of this intellectual property may provide very broad protection to the third-party owners thereof. Patents in particular can be issued very rapidly and there is often a great deal of secrecy surrounding pending patent applications. We cannot determine with certainty whether any existing third-party intellectual property or the issuance of any new third-party intellectual property would require our partners or suppliers to alter their technologies or services, pay for licenses, challenge the validity or enforceability of the intellectual property, or cease certain activities. Third parties may assert intellectual property infringement claims against us and against our partners and/or suppliers. We may be subject to these types of claims either directly or indirectly through indemnities assuming liability for these claims that we may provide to certain partners or suppliers. There can be no assurance that our attempts to negotiate favorable intellectual property indemnities in favor of us with our partners or suppliers for infringement of third-party intellectual property rights will be successful or that a partner’s or supplier’s indemnity will cover all damages and losses suffered by us and our partners and other suppliers due to infringing products, or that we can secure a license, modification or replacement of a partner’s or supplier’s products with non-infringing products that may otherwise mitigate such damages and losses.

Some of our competitors have, or are affiliated with companies that have, substantially greater resources than us, and these competitors may be able to sustain the costs of complex intellectual property infringement litigation to a greater degree and for longer periods of time than us. Regardless of whether third-party claims of infringement against us have any merit, these claims could:

●	adversely affect our relationships with our customers;
●	be time-consuming to evaluate and defend;
●	result in costly litigation;
●	result in negative publicity for us;
●	divert our management’s attention and resources;
●	cause product and software delivery delays or stoppages;
●	subject us to significant liabilities;
●	require us to enter into costly royalty or licensing agreements;
●	require us to develop possible workaround solutions that may be costly and disruptive to implement; or
●	require us to cease certain activities or to cease providing services in certain markets.

In addition to being liable for potentially substantial damages relating to intellectual property following an infringement action against us, we may be prohibited from commercializing certain technologies, or products or services unless we obtain a license from the holder of the applicable intellectual property rights. There can be no assurance that we will be able to obtain any such license or acquire intellectual property on commercially reasonable terms, or at all. If we do not obtain such a license, our prospects, business, operating results and financial condition could be materially adversely affected and we could be required to cease related business operations in some markets and restructure our business to focus on continuing operations in other markets.

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

Risks Related to Development and Growth Opportunities

We are engaged from time to time in one or more construction and development projects, including Chamonix and American Place, and many factors could prevent us from completing them as planned.

We are currently constructing Chamonix in Cripple Creek, Colorado, adjoining and connected to our existing Bronco Billy’s casino. We also intend to open The Temporary and, subsequently, American Place in Waukegan, Illinois.

Construction of these types of projects have certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Our development and expansion projects are exposed to significant risks, including:

●	shortage of materials, including due to supply chain issues that are beyond our control;
●	shortage of skilled labor or work stoppages;
●	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;
●	increases in the cost of steel and other raw materials for construction, driven by inflation, U.S. tariffs on imports, demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects;
●	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes, the impacts of pandemic such as coronavirus, or other casualty losses or delays;
●	unanticipated cost increases or delays in completing the project;
●	delays in obtaining, or inability to obtain or maintain, necessary license or permits;
●	lack of sufficient funds, or delays in the availability of, financing;
●	failure to comply with the terms of our disbursement agreements under our indenture could limit our access to funds for the projects;
●	changes to plans or specifications;
●	performance by contractors and subcontractors;
●	disputes with contractors;
●	mechanic’s liens on real property collateral may have priority over the liens securing our indebtedness;
●	personal injuries to workers and other persons;
●	structural heights and the required use of cranes;
●	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;
●	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;
●	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;
●	requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and
●	other unanticipated circumstances or cost increases.

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

The construction costs for our growth projects, including Chamonix and American Place, may exceed budgeted amounts plus contingencies, which may result in insufficient funds to complete these projects or the need to raise additional capital.

Delays in the completion of the plans and specifications for our growth projects, including Chamonix and American Place, could delay completion of the projects. In addition, completion of the plans and specifications while construction is in progress could cause inefficiencies, and certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform to building code requirements or subsequently-developed plans and specifications. The Pre-Construction Services Agreement and Letter of Intent with our general contractor for Chamonix provides that the cost of construction may increase and the deadlines for the contractor’s obligations to complete construction may be adjusted for alterations in the project’s scope. We may enter into similar arrangements with the general contractor for American Place. We can give no assurance that changes in the scope of these projects will not increase the cost of the projects or extend their completion dates. We establish budgets for the projects based, in part, on our estimate of the cost of various construction goods and services for parts of the projects that, in some cases, are not yet fully designed. If the actual cost with respect to these allowance items exceeds the estimated amount, we will be responsible for the payment of those excess amounts out of the cash flow from our other operations and from cash balances. Our cash flow or cash reserves may not be adequate at any given time to address balancing of the construction budgets if there are increased costs. If our contingency, cash flow from operations and anticipated excess liquidity are insufficient to cover any shortfall, we may not have sufficient funds to complete the projects without seeking additional capital or at all.

There is no assurance that our growth projects, including Chamonix and American Place, will not be subject to additional regulatory restrictions, delays, or challenges.

We received approval of the plans for Chamonix from the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021, respectively. Additionally, as part of these approvals, the Cripple Creek City Council voted to amend the prior Development Agreement with Bronco Billy’s regarding the project, as an Amended & Restated Development Agreement. In the Amended & Restated Development Agreement, we are obligated to complete the project by December 31, 2022. If we do not complete the project by that date, the City may exercise its right of reversion for the previously vacated right of way of portions of 2nd Avenue and the alley. If the project is substantially underway at the deadline, it is likely that the City Council would agree to extend the deadline; however, there is no certainty that would be the case. We are still developing our plans related to American Place and the Temporary, and such plans will be subject to regulatory approval. Completion of these projects could also be delayed by weather, labor shortages or other construction delays. There is no assurance that these projects will not be subject to additional restrictions, delays, or challenges, as the projects will also require at least the following administrative approvals: a development plan, approved construction drawings required for a building permit, and a certification of occupancy.

There is no assurance that our growth projects, including Chamonix and American Place, will be successful.

In addition to the construction and regulatory risks associated with the development of our growth projects, including Chamonix and American Place, we cannot assure you that the level of consumer demand for these projects will meet our expectations. The operating results of these projects may be materially different than expected due to, among other factors, consumer spending and preferences in the geographic areas, competition from other markets, or other developments that may be beyond our control. In addition, these projects may be more sensitive than anticipated by management to certain risks, including risks associated with downturns in the economy. Further, these projects may not generate cash flows on our anticipated timeline. We may not be able to successfully implement our growth strategy with respect to these projects, capital investments, and acquisitions. There is no assurance that these projects will result in a more successful business operation, or that these projects will increase clientele or revenues. With respect to Chamonix, there is no assurance that a more modern expansion will attract new visitors to a city with historic architecture. The occurrence of any of these issues could adversely affect our prospects, financial condition and results of operations.

Failure to comply with the terms of our disbursement agreement related to Chamonix could limit our access to funds.

As of January 2022, we had approximately $221 million deposited in a construction disbursement account for Chamonix. The funds in the construction disbursement account, which will be used to fund the completion of the design, development, construction, equipping and opening costs of Chamonix, will be disbursed pursuant to the terms of our Cash Collateral and Disbursement Agreement. Funds will be distributed from this account only upon satisfaction of certain conditions, including the approval of the disbursements by an independent construction consultant, as contemplated by the Cash Collateral and Disbursement Agreement. If we fail to satisfy draw conditions or the independent construction consultant does not give its approval to construction draws, in each case under our Cash Collateral and Disbursement Agreement, we may not have access to funds when needed to pay such costs, which could cause delays in the construction of Chamonix.

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

The construction of Chamonix may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino.

Although we will attempt to minimize disruption of our existing Bronco Billy’s operations, construction of Chamonix will require portions of the adjoining Bronco Billy’s to be closed or disrupted. For example, Chamonix will be built, in part, on surface parking lots currently used by guests of Bronco Billy’s. As a result, we will close such parking lots and relocate guest parking until the Chamonix’s new parking garage is available for use. Similarly, hotel rooms at Bronco Billy’s will be temporarily unavailable during construction. Any significant disruption in operations at Bronco Billy’s could have a significant adverse effect on our business, financial condition and results of operations.

The permanent American Place facility, additional growth projects or potential enhancements at our properties may require us to raise additional capital.

We may need to access financial institution sources, capital markets, private sources or otherwise obtain additional funds to fund the permanent American Place facility, additional growth projects or potential enhancements we may undertake at our facilities. We do not know when or if financial institution sources, capital markets or private sources will permit us to raise additional funds for such phases and enhancements in a timely manner, on acceptable terms, or at all. Inability to access financial institution sources, capital markets or private sources, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our growth projects and enhancement projects.

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

The scope of the approvals required for expansion, development, investment or renovation projects can be extensive and may include regulatory approvals, state and local land-use permits, and building and zoning permits. Unexpected changes or concessions required by local, state or federal regulatory authorities could involve significant additional costs and delay the scheduled openings of the facilities. We may not obtain the necessary permits, licenses, entitlements and approvals within the anticipated time frames, or at all.

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

As of February 7, 2022, the total principal amount of our indebtedness, excluding unamortized debt issuance costs, was $410 million, consisting entirely of the Notes. Our Credit Facility remains undrawn as of this report date and includes a letter of credit sub-facility. The Notes and the Credit Facility are summarized in Part I, Item 1. “Business — Operating Properties — American Place, Including The Temporary.” We also have a finance lease at our Rising Star Casino Resort with an outstanding balance of $3.3 million.

Our debt could, among other things:

●	require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures and acquisitions, and other general corporate requirements;
●	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
●	increase our vulnerability to general adverse economic and industry conditions and increases in interest rates;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	adversely affect our credit rating, which may adversely affect the market price of our common stock.

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The indenture governing the Notes and the Credit Facility impose restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with the covenants.

The indenture governing the Notes and the Credit Facility impose restrictive covenants on us and our subsidiaries that may limit our current and future operations. The restrictions that are imposed include, among other obligations, limitations on our and our subsidiaries’ ability to:

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

Our ability to comply with the covenants under the indenture, the Credit Facility, or in any instrument governing future indebtedness, may be affected by general economic conditions, industry conditions, and other events beyond our control, including delays in the completion of new projects under construction. As a result, there can be no assurance that we will be able to comply with these covenants. Our failure to comply with the covenants contained under the indenture the Credit Facility, or in any instrument governing future indebtedness, including failure to comply as a result of events beyond our control, could result in an event of default. If there were an event of default and it is not waived by the requisite parties (at their option), the agent, the trustee or holders, as applicable, could cause all the outstanding obligations under the Notes, the Credit Facility or other future indebtedness to be due and payable, subject to applicable grace periods, which could materially and adversely affect our operating results and our financial condition. Additionally, this could trigger cross-defaults under other debt obligations. We cannot assure you that our assets or cash flow would be sufficient to repay our obligations under the Notes, the Credit Facility or any future outstanding debt obligations, if accelerated upon an event of default, or that we would be able to borrow sufficient funds to refinance the Notes, the Credit Facility or any future debt instruments.

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

We cannot assure you that our business will generate sufficient cash flows from operations or asset sales, our anticipated growth in operations, including through our expansion efforts, will be realized, or that future borrowings will be available to us in amounts sufficient to enable us to repay the Notes, and any amounts outstanding under the Credit Facility and to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements may increase significantly and we may need to obtain additional equity or debt financing or joint venture partners. Any increase in our level of indebtedness could impose additional cash requirements on us in order to support interest payments. If we incur additional debt, the related risks that we now face could intensify.

If we are not able to generate sufficient cash flows from operations to repay the Notes or any amounts outstanding under the Credit Facility, as needed, or to obtain adequate additional financing, we may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, or issuing equity.

We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Notes and the Credit Facility restrict our ability to dispose of assets and use the proceeds from asset dispositions, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable and foreclose against the collateral securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in us.

We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the Notes and any borrowings under the Credit Facility.

The source of much of our cash flow to pay our obligations under the Notes and any borrowings under the Credit Facility and to make payments on any other indebtedness will be dividends and distributions from our subsidiaries. If our subsidiaries are unable to make dividend payments or distributions to us and sufficient cash or liquidity is not otherwise available, we may not be able to pay interest or principal under the Notes or borrowings under the Credit Facility. Unless they guarantee the Notes and the Credit Facility, our subsidiaries will not have any obligation to pay amounts due under the Notes and the Credit Facility or to make funds available for that purpose. Unless they guarantee the Notes and the Credit Facility, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes and the Credit Facility. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In addition, while the indentures governing the Notes and the Credit Facility limit the ability of our restricted subsidiaries to restrict the payment of dividends or make other intercompany payments to us, these limitations will be subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes and the Credit Facility.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents, working capital, future cash from operations, and the capital obtained from the Notes and available borrowing under the Credit Facility will provide adequate resources to fund completion of Chamonix, the Temporary at American Place and ongoing operating requirements, we may need to refinance or seek additional financing to compete effectively or grow our business, including to complete the permanent American Place facility. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain financing transactions require approval of gaming regulatory authorities. Some requirements may prevent or delay us from obtaining necessary capital. We cannot assure you that we will be able to obtain any additional financing, refinance our existing debt, or fund our growth efforts. If we are unable to obtain financing on commercially reasonable terms, it could:

●	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;
●	restrict our ability to capitalize on business opportunities;
●	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and
●	place us at a competitive disadvantage.

The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the Notes and lenders under the Credit Facility could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.

The obligations under the Notes and any borrowings under the Credit Facility are secured by a security interest in substantially all of our assets. As a result, if we default under our obligations under the Notes or the Credit Facility, the holders of the Notes and the lenders under the Credit Facility, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The indentures governing the Notes and the Credit Facility do not fully prohibit us or our subsidiaries from doing so. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we or they now face could intensify.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Substantially all of our assets collateralize our indebtedness, as discussed in Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” The majority of our facilities are subject to leases of the underlying real estate assets, which, among other things, includes the land underlying the facility and the buildings used in business operations, as discussed in Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” See Part I, Item 1. “Business — Operating Properties” for additional discussions.

		December 31, 2021
		Owned	Leased
		Land	Land	Slot	Table	Hotel
Segments and Properties	Locations	(acres)	(acres)	Machines	Games	Rooms
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO	5.77	4.27	407	7	14
Chamonix Casino Hotel (under construction)	Cripple Creek, CO	(a)	(a)	─	─	─
Illinois
American Place (under development)	Waukegan, IL	(b)	(b)	─	─	─
Indiana
Rising Star Casino Resort	Rising Sun, IN	289.58	3.01	642	16	294
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS	0.03	43.70	757	24	129
Nevada
Grand Lodge Casino	Incline Village, NV	─	0.48	269	9	(c)
Stockman’s Casino	Fallon, NV	4.73	─	186	(d)	─

__________

(a)	Chamonix is being constructed mostly on land owned by us and partially on land leased by us.
(b)	We are currently under contract to purchase approximately 10 acres of land adjoining the approximately 30-acre casino site to be leased from the City of Waukegan.
(c)	Leased and part of the Hyatt Lake Tahoe, which offers 422 rooms.
(d)	Table games operations remained closed during 2021. Electronic table games were installed as an alternative to meet this demand at Stockman’s.

Item 3. Legal Proceedings.

A discussion of our legal proceedings is contained in Note 10 to our consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “FLL.”

On March 11, 2022, we had 74 “registered holders” of record of our common stock. We believe that a substantial number of stockholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not included in the number of “registered holders” above.

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

Performance Graph

The following performance graph compares the performance of our common stock with the performance of the Nasdaq Composite Index and the Dow Jones U.S. Gambling Total Stock Market Index, during the five years ended December 31, 2021. The graph plots the changes in value of an initial $100 investment over the indicated time period, assuming all dividends are reinvested. Past stock price performance, including the stock price performance in this graph, is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
Full House Resorts, Inc.
NASDAQ Composite
Dow Jones US Gambling TSM

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

	Cumulative Total Return
	December 31,
	2016	2017	2018	2019	2020	2021
Full House Resorts, Inc.	$100.00	$162.08	$84.17	$139.58	$163.75	$504.58
NASDAQ Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
Dow Jones US Gambling TSM	$100.00	$149.98	$105.72	$153.55	$166.14	$160.17

The performance graph should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent we specifically incorporate the performance graph by reference therein.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations and financial condition should be read together with the other financial information and consolidated financial statements included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us.”

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

Construction continues for a sixth property, Chamonix, which will be located adjacent to the Company’s existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. It is expected to open in the second quarter of 2023 and will be included in our Colorado segment. We are also developing American Place in Waukegan, Illinois, including a temporary casino facility named The Temporary that we intend to open in the summer of 2022. We expect to include American Place as its own segment.

Our portfolio consists of the following:

Property	Location
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
American Place (under development)	Waukegan, IL (northern suburb of Chicago)

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

Recent Developments

COVID-19 Pandemic. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines designed to inhibit the severity and the spread of COVID-19 are now being distributed. At the start of the pandemic, COVID-19 resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. In March 2020, pursuant to state government orders to prevent the spread of COVID-19, we temporarily closed all of our casino properties. As a result, we experienced a material decline in our revenues until our properties began reopening when permitted by local authorities. We reopened the Silver Slipper Casino and Hotel on May 21, 2020, Grand Lodge Casino and Stockman’s Casino on June 4, 2020, and Bronco Billy’s Casino and Hotel and Rising Star Casino Resort on June 15, 2020. During the shutdown period, we evaluated labor, marketing and other costs at our businesses so that, upon reopening, our properties could reopen with significantly lower operating costs. As a result, our operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite capacity restrictions throughout our facilities for portions of 2020 and 2021. The extent to which our financial and operating results in future periods may be affected by COVID-19 will largely depend on future developments, which are highly uncertain and cannot be accurately predicted. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains or variants of COVID-19 and their severity; any additional actions imposed by governmental authorities to contain COVID-19 or minimize its impact; increased operating costs in light of social distancing requirements as a result of COVID-19; and general economic conditions, among others.

We believe we have a strong balance sheet and sufficient liquidity in place. As of December 31, 2021, we had total cash and cash equivalents of $265.3 million, which includes $176.6 million of restricted cash reserved to fund the construction of Chamonix, and an undrawn revolver. As noted below, we further augmented our liquidity in February 2022 through the issuance of $100.0 million of Additional Notes and an increase in the size of our Credit Facility from $15.0 million to $40.0 million.

American Place. In December 2021, we were selected by the IGB to develop and operate American Place, our proposal for a casino and entertainment destination in Waukegan, Illinois. The permanent American Place facility is expected to include a world-class casino with a state-of-the-art sportsbook; a premium boutique hotel comprised of twenty luxurious villas, each ranging from 1,500 to 2,500 square feet with full butler service; a 1,500-seat live entertainment venue; and various food and beverage outlets. While we construct the permanent American Place facility, we will operate a temporary casino facility named The Temporary by American Place. The Temporary is expected to include approximately 1,000 slot machines, 50 table games, a fine-dining restaurant, two additional restaurants, and a center bar. We intend to open The Temporary in Summer 2022, pending customary regulatory approvals.

Debt Financing. Subsequent to year-end, we successfully completed our funding of The Temporary, which is intended to open in Summer 2022. On February 7, 2022, we closed on our private offering of $100.0 million in Additional Notes. The Additional Notes were sold at a price of 102.0% of the principal amount and were issued pursuant to an indenture, dated as of February 12, 2021, under which we previously issued $310.0 million in 2028 Notes. Also in February 2022, we amended our Credit Facility to, among other things, increase its size from $15.0 million to $40.0 million, all of which is currently available to draw upon.

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

Adjusted EBITDA, Adjusted Segment EBITDA and Adjusted Segment EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA see “Non-GAAP Measure.” We utilize Adjusted Segment EBITDA as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 13 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” Additionally, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the property’s revenues.

Results of Operations — 2021 Compared to 2020

Consolidated operating results

The following summarizes our consolidated operating results for the years ended December 31, 2021 and 2020, and reflects the mandatory closure of all of our properties for approximately three months beginning in March 2020 due to the pandemic.

	Year Ended
(In thousands)	December 31,
	2021	2020	Increase
Revenues	$180,159	$125,589	43.5%
Operating expenses	142,605	115,113	23.9%
Operating income	37,554	10,476	258.5%
Interest and other non-operating expenses, net	25,413	10,421	143.9%
Income tax expense (benefit)	435	(92)	572.8%
Net income	$11,706	$147	7,863.3%

	Year Ended
(In thousands)	December 31,
	2021	2020	Increase
Casino revenues
Slots	$113,612	$77,437	46.7%
Table games	13,749	10,764	27.7%
Other	3,070	2,611	17.6%
	130,431	90,812	43.6%

Non-casino revenues, net
Food and beverage	27,347	19,766	38.4%
Hotel	9,624	7,410	29.9%
Other	12,757	7,601	67.8%
	49,728	34,777	43.0%
Total revenues	$180,159	$125,589	43.5%

The following discussion is based on our consolidated financial statements for the years ended December 31, 2021 and 2020, unless otherwise described. Because all of our operations were closed due to COVID-19 government mandates from mid-March 2020 through much of the second quarter of 2020, the comparisons for these years are not particularly meaningful. The periods of closure were:

●	Silver Slipper Casino and Hotel ― closed from March 16, 2020 until May 21, 2020
●	Grand Lodge Casino and Stockman’s Casino ― closed from March 17, 2020 until June 4, 2020
●	Bronco Billy’s Casino and Hotel ― closed from March 17, 2020 until June 15, 2020
●	Rising Star Casino Resort ― closed from March 16, 2020 until June 15, 2020.

Revenues. Consolidated revenues increased by 43.5% in 2021, reflecting approximately three months of closure due to the pandemic in 2020. Growth in 2021 was due to a full year of operations, a gradual relaxation of pandemic-related restrictions, stronger operational performance at Silver Slipper, and contributions from our six contracted sports wagering agreements (compared to three that were live in 2020). “Other Non-casino Revenues” includes $5.9 million of revenue related to our contracted sports wagering agreements in 2021, compared to $2.2 million in 2020. See “Operating Results — Reportable Segments” below for details.

Operating expenses. Consolidated operating expenses increased 23.9% in 2021, primarily due to a partial year of operations during the 2020 period and variable costs that increased along with increases in guest volumes. Such variable costs included higher gaming taxes due to additional gaming revenue, and higher food costs related to additional restaurant covers, which altogether accounted for more than half of the increase in operating expenses in 2021. The remaining increase was from selling, general, and administrative expenses, reflecting additional professional fees, a gradual resumption of activities following the closure period in late 2020, an increase in accrued bonus compensation, and $2.1 million of expenses related to corporate initiatives that are not expected to recur in 2022.

While our operating costs increased in 2021, overall operating margins improved. Upon reopening in mid-2020, we improved operating efficiencies at all of our properties, in part by better matching customer demand with the operating hours of our food and beverage and table games departments. We also significantly reduced our marketing expenses upon reopening, benefiting from analytics provided by new slot marketing systems installed in late 2019. These changes affected marketing, payroll and related expenses across all departments at the Company.

See further information within our reportable segments described below.

Interest and other non-operating expense, net.

Interest Expense

(In thousands)	Year Ended
	December 31,
	2021	2020
Interest cost (excluding loan fee amortization)	$24,179	$9,400
Amortization of debt issuance costs and discount	1,349	1,276
Capitalized interest	(1,871)	(853)
	$23,657	$9,823

Interest expense increased primarily due to an increase in our debt levels. In February 2021, we refinanced all $106.8 million of our outstanding Senior Secured Notes due 2024 (the “Prior Notes”) with $310.0 million of 2028 Notes, in part to fund our Chamonix project (see Part I, Item 1. “Business — Operating Properties — Chamonix Casino Hotel”). See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Other non-operating expense, net

We incurred $1.8 million in 2021 and $0.6 million in 2020 of other non-operating expense, primarily from fair value adjustments of our common stock warrant liability. During the period that the warrants were outstanding, increases in our share price resulted in increases in the value of the warrants, causing non-cash expense; conversely, decreases in our share price resulted in decreases in the value of the warrants, causing non-cash income. In 2021, the final fair value adjustment to our outstanding warrants of $1.3 million was made when such warrants were repurchased in February 2021. Using a portion of the proceeds from the issuance of the 2028 Notes, we retired all outstanding warrants for $4.0 million in the first quarter of 2021.

Other non-operating expense in 2021 also includes a net loss of $0.4 million from the extinguishment of debts in 2021. This amount consists of a $6.1 million extinguishment loss related to the February 2021 refinancing of our Prior Notes, and a $5.7 million gain due to the forgiveness of principal and interest in December 2021 for CARES Act loans made to certain qualifying subsidiaries.

See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Income taxes. Our effective income tax rate for the years ended December 31, 2021 and 2020 was 3.6% and (167.3)%, respectively. Our tax rate differs from the statutory rate of 21.0% primarily due to the effects of changes in tax law, changes in valuation allowance, and items that are permanently treated differently for GAAP and tax purposes. During 2021, we continued to provide a valuation allowance against our deferred tax assets (“DTAs”), net of any available deferred tax liabilities. In future years, if it is determined that we meet the “more likely than not” threshold of utilizing our DTAs, then we may reverse some or all of our valuation allowance against our DTAs.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2021 results. We expect to use net operating loss carryforwards from previous years to offset all taxable income generated in 2021. Due to the level of uncertainty regarding sufficient prospective income as measured under GAAP, we maintain a valuation allowance against our DTAs, as mentioned above.

See Note 9 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Operating results — reportable segments

We manage our casinos based primarily on geographic regions within the United States. Our 2021 results reflect a change in our operating segments. We now break out our on-site and online sports wagering skins in Colorado and Indiana as a standalone segment, Contracted Sports Wagering. Certain reclassifications were made to 2020 amounts to conform to current-period presentation for enhanced comparability. Such reclassifications had no effect on the previously reported results of operations or financial position. See Part I, Item 1. “Business — Introduction” for additional discussion.

The following table presents detail by segment of our consolidated revenue and Adjusted EBITDA. Management uses Adjusted Segment EBITDA as its measure of segment profit.

(In thousands)	Year Ended
	December 31,
	2021	2020	Increase
Revenues
Mississippi	$90,628	$62,513	45.0%
Indiana	41,435	29,524	40.3%
Colorado	23,660	19,614	20.6%
Nevada	18,516	11,732	57.8%
Contracted Sports Wagering	5,920	2,206	168.4%
	$180,159	$125,589	43.5%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$29,843	$14,669	103.4%
Indiana	8,736	2,444	257.4%
Colorado	5,545	3,790	46.3%
Nevada	4,933	454	986.6%
Contracted Sports Wagering	5,890	2,086	182.4%
Adjusted Segment EBITDA	54,947	23,443	134.4%
Corporate	(7,733)	(3,789)	104.1%
Adjusted EBITDA	$47,214	$19,654	140.2%

Adjusted Segment EBITDA Margin
Mississippi	32.9%	23.5%	9.4	pts
Indiana	21.1%	8.3%	12.8	pts
Colorado	23.4%	19.3%	4.1	pts
Nevada	26.6%	3.9%	22.7	pts
Contracted Sports Wagering	99.5%	94.6%	4.9	pts

The following table summarizes the consolidated results of our casino activity by key performance indicators as previously defined:

	Year Ended
	December 31,
(In thousands)	2021	2020	Increase

Slot coin-in	$1,951,311	$1,380,727	41.3%
Slot win	$148,232	$102,861	44.1%
Slot hold percentage(1)	7.6%	7.4%	0.2	pts
Table game drop	$77,104	$61,873	24.6%
Table game win	$13,823	$10,962	26.1%
Table game hold percentage(1)	17.9%	17.7%	0.2	pts

__________

(1)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 17.5%, respectively.

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. Pursuant to a pandemic-related order from the state gaming commission, we temporarily suspended operations for a portion of the prior year, from March 16, 2020 through May 21, 2020. During 2021, we saw the gradual relaxation of various pandemic-related business restrictions. As a result, revenues increased by 45.0% during 2021. Casino revenue increased by 48.5%, driven mainly by higher slot volumes, accompanied by increases to table games volume and hold.

Non-casino revenue increased by 37.5% during 2021, also due to the gradual lifting of pandemic-related business restrictions. The majority of our non-casino revenue is from our food and beverage outlets. Food and beverage revenues rose by 39.4%, due to additional buffet covers and strategic buffet promotions. Hotel revenues increased by 26.5%, wherein total occupied room-nights increased by 33.5% to 42,743 room-nights for 2021, despite lower average daily room rates as compared to 2020.

Adjusted Segment EBITDA increased by 103.4%, reflecting a focus on marketing and labor improvements. During the shutdown period, we reexamined our cost structure, specifically focusing on labor and marketing efficiencies company-wide. Upon reopening, we ensured that the hours of operations of our amenities were appropriately matched to our business levels. Additionally, Silver Slipper’s operational performance reflects the benefit of numerous investments in the property in recent years. Such investments included a substantial renovation of the casino and the buffet, a renovated porte cochère and other sense-of-arrival improvements, the Beach Club, the Oyster Bar, and the introduction of on-site sports betting.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Pursuant to a pandemic-related order from the state gaming commission, we temporarily suspended operations for a portion of the prior year, from March 16, 2020 through June 15, 2020. Reflecting the gradual relaxation of pandemic-related business restrictions, revenues increased by 40.3% during 2021. Casino revenue rose by 46.3%, with slot revenues increasing by 53.0% and table games revenues increasing by 34.8%. Both our slot and table games departments benefited from relatively flat hold percentages on higher volumes during 2021.

Non-casino revenue increased by 27.1% during 2021 due to higher guest volumes, especially as capacity and operating restrictions continued to ease in 2021. Hotel revenues drove much of this increase, up 35.4%, reflecting an increase in daily average room rates and a 27.9% rise in total occupied room-nights to 51,951 room-nights in 2021. Food and beverage revenues increased by 31.4% during 2021 from increased covers.

Adjusted Segment EBITDA increased by 257.4%, reflecting our focus on controlling costs and our revamped marketing approach, as well as capital investments made in recent years. Such capital investments included commencement of our ferry boat service, renovations of the pavilion and much of the hotel, conversion of a deli into a new restaurant, the RV park and a new slot machine management system. Efforts to control costs included reducing staff, decreasing marketing expenses, and replacing our buffet with more efficient food and beverage service options. Additionally, new Indiana gaming legislation went into effect on July 1, 2021, including a reduction in certain gaming taxes for Rising Star.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix project. Pursuant to pandemic-related state orders, we temporarily closed Bronco Billy’s for a portion of the prior year, from March 17, 2020 through June 15, 2020. Upon reopening, we resumed construction of Chamonix, which adjoins and will be connected to Bronco Billy’s. Such construction has resulted in the loss of all of Bronco Billy’s on-site parking, many of its hotel rooms, and some of its casino and restaurant space. To alleviate the lack of on-site parking, we introduced complimentary valet parking, as well as a free shuttle service to an off-site parking lot. Additionally, with the gradual relaxation of pandemic-related business restrictions and elimination of betting limits, revenues increased by 20.6% during 2021. Casino revenue increased by 18.8%, with slot revenues rising by 17.3% and table games revenues increasing by 109.4%. Both the slot and table games departments had relatively flat hold percentages on higher volumes during 2021.

Non-casino revenue increased by 33.4% during 2021 due to higher guest volumes, especially as capacity and operating restrictions continued to ease in 2021. Food and beverage revenues drove much of this increase, up by 36.9% during 2021 due to increased covers and the reopening of our steakhouse. Hotel revenues followed with an increase of 23.7%, as higher average daily room rights offset the gradual loss of guestrooms due to Chamonix’s construction during 2021 and the impact of the closure period.

Adjusted Segment EBITDA increased by 46.3%, reflecting an improved customer experience and analytics from Bronco Billy’s new slot marketing system and labor controls that were partially offset by certain labor expenses related to the pandemic. Results also benefited from the increase in capacity and operations as described above.

Nevada

The Nevada segment consists of the Grand Lodge and Stockman’s casinos. Our Nevada operations are seasonal, with the summer months accounting for a disproportionate share of annual revenues. Winter is a secondary peak season, as Grand Lodge Casino is located near several ski resorts, including Alpine Meadows, Northstar and Palisades Tahoe. We typically benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas.

This business segment was more negatively affected by the COVID-19 pandemic than our other business segments, as pandemic-related restrictions at the nearby ski resorts in late 2020 and early 2021 affected destination travel to the region. Pursuant to pandemic-related state orders, we temporarily closed both Grand Lodge Casino and Stockman’s Casino for a portion of the prior year, from March 17, 2020 through June 4, 2020. Reflecting the gradual relaxation of pandemic-related restrictions, revenues increased by 57.8% during 2021. Casino revenue accounted for most of this increase, rising by 59.0%. Slot revenue increased by 68.2% during 2021 and table games revenues rose by 19.7%, both due to higher slot and table games volumes at Grand Lodge. While we resumed table games operations starting in the third quarter of 2020 at Grand Lodge, such operations remained closed at Stockman’s during 2021. Electronic table games have been installed as an alternative to meet this demand at Stockman’s.

Adjusted Segment EBITDA increased by 986.6%. As restrictions eased in Nevada, both properties improved revenues while continuing to maintain control of overall expenses. Similar to our other properties, we focused on labor efficiencies at Grand Lodge and Stockman’s upon reopening in mid-2020.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado and Indiana. Revenues and Adjusted Segment EBITDA were both $5.9 million during 2021, resulting in respective increases of 168.4% and 182.4%, as compared to 2020. Our fourth and fifth sports wagering skins commenced operations on April 1 and April 23, 2021, respectively, resulting in sequential growth in both revenues and Adjusted Segment EBITDA. Our sixth skin contractually went live on December 1, 2021, and subsequently received gaming approval on February 28, 2022. As a result, all of our six permitted sports wagering skins were in operation in the fourth quarter of 2021. We receive a percentage of defined revenues of each skin, subject to annual minimums. Such minimums total $7 million of revenue on an annualized basis under our current agreements, with minimal related expenses.

In February 2022, one of our contracted parties for sports wagering informed us of its intent to cease operations on May 15, 2022, which will create one available skin in each of Colorado and Indiana. We are currently negotiating with other companies to be the replacement operator for such skins. However, no assurance can be given that we will be able to enter into any replacement contract on similar terms or at all.

Additionally, we expect to have an available sports skin in Illinois, as we were recently chosen by the IGB to develop and operate a casino in Waukegan, Illinois. Illinois law allows one sports skin for each physical casino license, which results in fewer total sports skins than in each of Colorado and Indiana. Illinois is also the sixth most populous state in the country, with approximately 12.8 million residents. As a result, we expect to receive better terms for our expected Illinois skin than for any of our individual skins in Colorado or Indiana. However, no assurance can be given that we will be able to enter into a contract related to such skin, either on better terms than our other skins or at all.

Corporate

Corporate expenses increased by 104.1% in 2021, primarily due to $2.1 million of expenses related to corporate initiatives that are not expected to recur in 2022. Corporate expenses also increased due to additional professional fees, a gradual resumption of activities in late 2020 following the closure period, and an increase in accrued bonus compensation, reflecting our improved operating results. In Spring 2020, when our casinos were closed, we temporarily reduced our corporate staff to a small group of employees.

In 2020, we began allocating certain costs to the properties. Previously, such costs were carried at the corporate level. For 2021, a total of $1.9 million was allocated, compared to $0.8 million in 2020. We believe that such allocations are appropriate, as the corporate team provides additional support to each of our properties, and that such allocations make our segment results more comparable to other casino companies.

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

The following table presents a reconciliation of net income to Adjusted EBITDA:

(In thousands)	Year Ended
	December 31,
	2021	2020
Net income	$11,706	$147
Income tax expense (benefit)	435	(92)
Interest expense, net of amounts capitalized	23,657	9,823
Loss on extinguishment of debt, net	409	—
Adjustment to fair value of warrants	1,347	598
Operating income	37,554	10,476
Project development costs	782	423
Preopening costs	17	—
Depreciation and amortization	7,219	7,666
Loss on disposal of assets, net	676	684
Stock-based compensation	966	405
Adjusted EBITDA	$47,214	$19,654

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA:

For the Year Ended December 31, 2021
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$26,553	$2,701	$589	$—	$—	$—	$29,843
Indiana	6,396	2,340	—	—	—	—	8,736
Colorado	3,959	1,482	87	—	17	—	5,545
Nevada	4,386	547	—	—	—	—	4,933
Contracted Sports Wagering	5,890	—	—	—	—	—	5,890
	47,184	7,070	676	—	17	—	54,947
Other operations
Corporate	(9,630)	149	—	782	—	966	(7,733)
	$37,554	$7,219	$676	$782	$17	$966	$47,214

For the Year Ended December 31, 2020
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Loss on	Project	Stock-	EBITDA and
	Income	and	Disposal	Development	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$11,421	$3,004	$244	$—	$—	$14,669
Indiana	(34)	2,478	—	—	—	2,444
Colorado	2,336	1,450	4	—	—	3,790
Nevada	(562)	581	435	—	—	454
Contracted Sports Wagering	2,086	—	—	—	—	2,086
	15,247	7,513	683	—	—	23,443
Other operations
Corporate	(4,771)	153	1	423	405	(3,789)
	$10,476	$7,666	$684	$423	$405	$19,654

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Mississippi of $2.3 million in 2021 and $1.6 million in 2020, (ii) Nevada of $1.8 million in both 2021 and 2020, and (iii) Colorado of $0.6 million in both 2021 and 2020. Finance lease payments of $0.7 million in both 2021 and 2020 related to Rising Star’s smaller hotel within the Indiana segment are not deducted, as such payments are accounted for as interest expense and amortization of debt related to the finance obligation.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2021, we had $265.3 million of cash and equivalents, including $176.6 million of restricted cash dedicated to the construction of Chamonix. We currently estimate that between $7 million and $9 million of cash is required for our day-to-day operations, including for on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2021 was $29.5 million, compared to $9.0 million in 2020. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital accounts, such as receivables, prepaid expenses, and payables. Compared to 2020, the increase in our operating cash flows during 2021 was primarily due to our strong operating performance. Such results were brought on by a combination of higher volumes reflecting the gradual relaxation of pandemic-related business restrictions during the 2021 period, as well as more higher operating margins from the reexamination of our cost structure, specifically focusing on labor and marketing efficiencies company-wide.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2021 was $37.2 million, compared to $2.6 million 2020. Capital expenditures in 2021 primarily related to our Chamonix construction project, which continued to progress in 2021, and real estate purchases in Cripple Creek. This amount also includes approximately $2.0 million for capital expenditures made in 2021 at Silver Slipper to repair damage caused by Hurricane Zeta. Cash used in investing activities during 2020 were primarily related to capital expenditures for Chamonix.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during 2021 was $235.3 million, while cash provided by financing activities during 2020 was $1.5 million. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and $46.0 million of gross proceeds from our underwritten equity offering. These cash inflows in 2021 were partially offset by the payoff of the Prior Notes (including the related prepayment premiums), as well as expenses related to our debt and offerings. Cash provided by financing activities in 2020 primarily reflect $5.6 million of unsecured loans under the CARES Act, which were forgiven in full in accordance with their terms by the U.S. Small Business Administration in December 2021.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix and American Place. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the permanent American Place facility and the potential expansion of Silver Slipper, may require additional financing and/or temporarily reduce the Company’s ability to repay debt.

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

Long-Term Debt. At December 31, 2021, we had $310.0 million of principal indebtedness outstanding under the 2028 Notes, and no drawn amounts under the Credit Facility or outstanding letters of credit. In December 2021, our qualifying subsidiaries’ $5.6 million of CARES Act Loans were forgiven in full per the terms of such loans. We also owe $3.3 million related to our finance lease of a hotel at Rising Star.

See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for details on our debt obligations.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino currently has an option for Hyatt to purchase our leasehold interest and related casino operating assets. See Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. In 2021, we resumed construction of Chamonix after temporarily suspending all capital investments in March 2020 after the pandemic-related closure of our properties. Our capital investments are designed to drive revenue and income growth, to improve the guest experience at our properties, and to drive increased visitation.

Chamonix - As previously discussed above in “Operating Properties — Chamonix Casino and Hotel” under Part I, Item 1. “Business,” we increased the size of the Chamonix project’s hotel capacity by 67%, to approximately 300 luxury guest rooms and suites from our previously planned 180 guest rooms. We also revised our construction budget for Chamonix in January 2022, increasing it from $180 million to approximately $250 million to reflect supply chain issues, inflation, and a difficult construction environment. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to Chamonix’s construction (see Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). As of February 28, 2022, the balance of such restricted cash account was approximately $221.4 million. We expect to invest approximately half of such amount in 2022 and the remainder in 2023, with an expected opening of Chamonix in the second quarter of 2023.

American Place - As discussed above in the “Executive Overview,” we were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under construction, we will operate a temporary casino named The Temporary by American Place. During 2022, we plan to invest approximately $100 million in The Temporary, which includes significant upfront gaming license payments and the purchase of slot machines that are expected to be transferred to the permanent casino once opened. To fund such construction, in February 2022, we issued $100.0 million of Additional Notes and increased the size of our revolving credit facility to $40.0 million, all of which is currently available to draw upon (see Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). We intend to open The Temporary in Summer 2022, pending customary regulatory approvals.

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

Principal Debt Arrangements

See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for more information.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2021 and 2020 annual impairment tests, we utilized the option to perform a qualitative analysis for our goodwill and indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value.

Fixed Asset Capitalization and Depreciation Policies

We define fixed assets as certain property and equipment with economic useful lives that extend beyond a year. Such fixed assets are stated at cost. For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values. We acquired Bronco Billy’s in May 2016, Silver Slipper in October 2012, Rising Star in April 2011 and Stockman’s in January 2007. Project development costs, which are amounts expended on the pursuit of new business opportunities, and acquisition-related costs are expensed as incurred. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are also expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors and property taxes. Salaries are capitalized only for employees working directly on the project. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

Income Taxes

We are subject to federal and state taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net DTAs. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions, including fundamental changes to the applicable tax laws.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company during the year ended December 31, 2021, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The financial information included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated March 15, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Income Taxes ─ Valuation Allowance ─ Refer to Note 9 to the financial statements

Critical Audit Matter Description

The Company provides valuation allowances against deferred tax assets when it is deemed “more likely than not” that some portion or all of the deferred tax asset will not be realized within a reasonable period of time.  Future realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  Sources of taxable income include future reversals of deferred tax liabilities, projected future taxable income, ability to carry tax attributes back to prior years, and tax planning strategies, collectively referred to herein as “estimated taxable income sources”.  The Company’s valuation allowance for its US federal and certain state deferred tax assets was $9.9 million as of December 31, 2021.  We identified the Company’s valuation allowance analysis and conclusion as a critical audit matter because of the estimates and judgments required by management in determining estimated taxable income sources.  Auditing the estimated taxable income sources required a high degree of auditor judgment and increased audit effort, including the need to involve our income tax specialists in evaluating the appropriateness and reasonableness of such estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimated taxable income sources included the following, among others:

●	We tested the effectiveness of the internal controls over management’s estimates of the realization of the deferred tax assets, including those over projected taxable income.
●	We evaluated the reasonableness of management’s projections of taxable income, including consideration of non-recurring items, by comparing actual results to management’s historical estimates and considering the consistency of the estimates of projected future taxable income (adjusted for non-recurring items and the impact of future events, as applicable) with evidence obtained in other areas of the audit.
●	With the assistance of our income tax specialists, we evaluated the reasonableness of management’s assessment of the significance and weighting of negative and positive evidence that is objectively verifiable, as well as whether it was more likely than not that sufficient estimated taxable income sources would be generated in the future for all or a portion of the net deferred tax assets to be realized, including consideration of:
o	Relevant tax laws and regulations;
o	Future reversals of deferred tax liabilities;
o	Relevant tax planning strategies; and
o	Projected future taxable income, including adjustments for non-recurring items, as applicable.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 15, 2022

We have served as the Company’s auditor since 2019.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Casino	$130,431	$90,812	$113,390
Food and beverage	27,347	19,766	35,069
Hotel	9,624	7,410	11,535
Other operations, including contracted sports wagering	12,757	7,601	5,438
	180,159	125,589	165,432
Operating costs and expenses
Casino	43,765	33,749	50,673
Food and beverage	23,757	19,378	33,950
Hotel	4,444	3,773	5,608
Other operations	1,980	1,855	3,557
Selling, general and administrative	59,965	47,585	56,052
Project development costs	782	423	1,037
Preopening costs	17	—	—
Depreciation and amortization	7,219	7,666	8,331
Loss on disposal of assets, net	676	684	8
	142,605	115,113	159,216
Operating income	37,554	10,476	6,216
Other expense
Interest expense, net of amounts capitalized	(23,657)	(9,823)	(10,728)
Loss on extinguishment of debt, net	(409)	—	—
Adjustment to fair value of warrants	(1,347)	(598)	(1,230)
	(25,413)	(10,421)	(11,958)
Income (loss) before income taxes	12,141	55	(5,742)
Income tax expense (benefit)	435	(92)	80
Net income (loss)	$11,706	$147	$(5,822)

Basic earnings (loss) per share	$0.36	$0.01	$(0.22)
Diluted earnings (loss) per share	$0.33	$0.01	$(0.22)
Basic weighted average number of common shares outstanding	32,516,758	27,093,656	26,979,829
Diluted weighted average number of common shares outstanding	34,945,951	27,783,654	26,979,829

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and equivalents	$88,721	$37,698
Restricted cash	176,572	—
Accounts receivable, net	4,693	4,904
Inventories	1,660	1,511
Prepaid expenses and other	3,726	2,461
	275,372	46,574

Property and equipment, net	149,540	115,772
Operating lease right-of-use assets, net	15,814	17,361
Goodwill	21,286	21,286
Other intangible assets, net	10,896	10,963
Deposits and other	934	660
	$473,842	$212,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,411	$4,191
Accrued payroll and related	5,473	2,397
Accrued interest	9,861	38
Other accrued liabilities	10,252	10,772
Current portion of operating lease obligations	3,542	3,283
Current portion of finance lease obligation	514	491
Current portion of long-term debt	—	426
Common stock warrant liability	—	2,653
	38,053	24,251

Operating lease obligations, net of current portion	12,903	14,914
Finance lease obligation, net of current portion	2,783	3,298
Long-term debt, net	301,619	106,832
Deferred income taxes, net	1,055	620
Contract liabilities, net of current portion	4,714	5,398
Other long-term liabilities	—	626
	361,127	155,939
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 28,385,299 shares issued and 34,242,581 and 27,124,292 shares outstanding	4	3
Additional paid-in capital	108,911	64,826
Treasury stock, 1,059,968 and 1,261,007 common shares	(1,292)	(1,538)
Retained earnings (accumulated deficit)	5,092	(6,614)
	112,715	56,677
	$473,842	$212,616

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						(Accumulated
			Additional			Deficit)	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balances, January 1, 2019	28,289	$3	$63,935	1,357	$(1,654)	$(939)	$61,345
Net loss	—	—	—	—	—	(5,822)	(5,822)
Exercise of stock options	35	—	119	(87)	106	—	225
Stock grants	22	—	48	—	—	—	48
Stock-based compensation	—	—	300	—	—	—	300
Balances, December 31, 2019	28,346	3	64,402	1,270	(1,548)	(6,761)	56,096
Net income	—	—	—	—	—	147	147
Exercise of stock options	8	—	19	(9)	10	—	29
Stock grants	31	—	54	—	—	—	54
Stock-based compensation	—	—	351	—	—	—	351
Balances, December 31, 2020	28,385	3	64,826	1,261	(1,538)	(6,614)	56,677
Net income	—	—	—	—	—	11,706	11,706
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Exercise of stock options	—	—	146	(201)	246	—	392
Stock-based compensation	—	—	966	—	—	—	966
Balances, December 31, 2021	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$11,706	$147	$(5,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,219	7,666	8,331
Amortization of debt issuance and warrant costs and other	1,349	1,276	1,184
Stock-based compensation	966	405	348
Change in fair value of stock warrants	1,347	598	1,230
Loss on disposal of assets, net	676	684	8
Proceeds from insurance related to property damage	1,334	—	—
Loss on extinguishment of debt, net	409	—	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	211	(2,698)	(171)
Prepaid expenses, inventories and other	(1,414)	1,660	(678)
Deferred taxes	435	(92)	80
Common stock warrant liability	(4,000)	—	—
Contract liabilities	(234)	785	5,985
Accounts payable and accrued expenses	9,500	(1,440)	(26)
Net cash provided by operating activities	29,504	8,991	10,469
Cash flows from investing activities:
Purchase of property and equipment	(36,991)	(2,638)	(8,088)
Other	(226)	19	(582)
Net cash used in investing activities	(37,217)	(2,619)	(8,670)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	310,000	—	—
Proceeds from equity offering, net of issuance costs	42,974	—	—
Proceeds from Senior Secured Notes due 2024 borrowings	—	—	10,000
Proceeds from CARES Act unsecured loans	—	5,606	—
Payment of debt discount and issuance costs	(9,429)	(2,548)	(1,188)
Repayment of Senior Secured Notes due 2024	(106,825)	(1,100)	(1,075)
Prepayment premiums of Senior Secured Notes due 2024	(1,261)	—	—
Repayment of finance lease obligation	(492)	(488)	(544)
Proceeds from exercise of stock options	392	29	225
Other	(51)	(24)	—
Net cash provided by financing activities	235,308	1,475	7,418

Net increase in cash, cash equivalents and restricted cash	227,595	7,847	9,217
Cash, cash equivalents and restricted cash, beginning of period	37,698	29,851	20,634
Cash, cash equivalents and restricted cash, end of period	$265,293	$37,698	$29,851

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$12,373	$8,514	$9,550
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$4,899	$298	$515
Non-Cash Financing Activities:
Gain on extinguishment of CARES Act unsecured loans	$5,696	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

In December 2021, Full House was selected by the Illinois Gaming Board (“IGB”) to develop its American Place project in Waukegan, Illinois, a northern suburb of Chicago. The Company intends to open a temporary casino facility named The Temporary by American Place (“The Temporary”) in Summer 2022, subject to customary regulatory approvals. The Company expects to operate The Temporary until the opening of the permanent American Place facility and intends to include such operations as its own segment, Illinois. Full House also expects to receive one sports skin in Illinois upon the opening of The Temporary.

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Illinois
American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana

The Company manages its casinos based on geographic regions within the United States. Our 2021 results reflect a change in our operating segments. We now break out our on-site and online sports wagering skins in Colorado and Indiana as a standalone segment, Contracted Sports Wagering. Certain reclassifications were made to 2020 amounts to conform to current-period presentation for enhanced comparability. Such reclassifications had no effect on the previously reported results of operations or financial position. See Note 13 for further information.

COVID-19 Pandemic Update.  In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, vaccines and boosters designed to inhibit the severity and the spread of COVID-19 are now being distributed. As a result, the number of newly reported cases has recently been in decline in the U.S., though new variants could result in a reversal of these trends. For example, the Delta and Omicron variants resulted in large increases in the number of COVID-19 cases as it spread globally. COVID-19 has resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures.

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

During the shutdown period, the Company evaluated labor, marketing and other costs at its businesses so that, upon reopening, its properties could reopen with significantly lower operating costs. As a result, the Company’s operating performance since reopening in mid-2020 has been stronger than pre-pandemic levels, despite business restrictions throughout its properties and additional pandemic-related costs. The extent to which the Company’s financial and operating results in future periods may be affected by COVID-19, including Delta, Omicron and other variants, will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. Significant uncertainties include the ability to operate; new information which may emerge concerning new strains of COVID-19 and their severity; vaccination rates among the population; the effectiveness of COVID-19 vaccines against variants; any additional actions imposed by governmental authorities to contain or minimize the impact of COVID-19 and any variants (including the potential mandated vaccination or repeated testing of our employees); increased operating costs and constraints to implement sanitation and social distancing requirements; increased costs for materials due to supply chain constraints; and general economic conditions, among others.

The disruptions arising from COVID-19 continued to impact the Company during the year ended December 31, 2021. The duration and intensity of this global health emergency and related disruptions are uncertain. While each of the Company’s properties are currently open and operating restrictions further eased during the fourth quarter of 2021, the current economic and regulatory environment in each of the Company’s jurisdictions continues to evolve. The manner in which governments will react as the global and regional impact of the COVID-19 pandemic changes over time is uncertain, and such actions could significantly alter the Company’s current operations.

As of December 31, 2021, the Company had total cash and cash equivalents of $265.3 million, which includes $176.6 million of restricted cash reserved to fund Chamonix, and an undrawn revolver. As detailed in Note 6 below, the Company issued $100.0 million of additional senior secured notes and increased the size of its revolving credit facility from $15.0 million to $40.0 million, which remained undrawn as of this report date.

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

The Company utilizes Level 1 inputs when measuring the fair value of its Notes (see Note 6).

The Company utilizes Level 2 inputs when measuring the fair value of its asset purchases and acquisitions (see Note 8).

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

Restricted cash balances consist of funds initially totaling $180 million, which were placed into a construction reserve account to fund the completion of the Chamonix construction project. In January 2022, due to supply chain issues, inflation, and a difficult construction environment, the Company increased the balance of its construction reserve account to approximately $221 million, in accordance with its debt covenants. Such funds are being used to pay costs to develop the Chamonix property.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate reserve to approximate fair value. Reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received. Management believes that, as of December 31, 2021, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

(In thousands)	December 31,
	2021	2020
Accounts receivable	$4,950	$5,080
Reserves	(257)	(176)
	$4,693	$4,904

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

Finite-lived Intangible Assets. The Company’s finite-lived intangible assets includes land lease acquisition costs and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic lives. The Company periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization and the possible need for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, then the Company would recognize an impairment loss.

Debt Issuance Costs and Debt Discounts. Debt issuance costs and debt discounts incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, and are amortized over the contractual term of the debt to interest expense, using the straight line method, which approximates the effective interest method. When its existing debt agreements are determined to have been modified, the Company amortizes such costs to interest expense using the effective interest method over the terms of the modified debt agreement.

Revenue Recognition:

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. The Company’s properties have separate customer loyalty programs: the Slipper Rewards Club, the Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club®, and the Stockman’s Winner’s Club. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under such loyalty programs for various benefits, such as “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Liabilities based on the standalone retail value of such benefits were both $0.8 million for each of December 31, 2021 and 2020, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana and Colorado, as well as on-site sports wagering at Rising Star Casino Resort and at Bronco Billy’s Casino and Hotel (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time market access fees totaling $6 million, which were recorded as long-term liabilities and are being recognized as revenue ratably over the initial term length of 10 years, beginning with the commencement of operations.

Indiana. Two of the Company’s Sports Agreements commenced operations in December 2019 and April 2021, respectively. The third party for the remaining Sports Agreement went live contractually in December 2021, with the last skin subsequently receiving gaming approval on February 28, 2022.

Colorado. The Company’s three Sports Agreements commenced online operations in June 2020, December 2020 and April 2021, respectively.

Deferred revenues also include a total of $2.0 million related to the annual prepayment of contracted revenue, as required in two of the Sports Agreements. We received $1.0 million of prepaid revenue for contracted sports operations that commenced in Colorado in December 2020, and $1.0 million for contracted sports operations that commenced in Indiana in April 2021. As of December 31, 2021, $0.8 million of such deferred revenue has been recognized.

Deferred revenues consisted of the following as discussed above:

(In thousands)		December 31,
	Balance Sheet Location	2021	2020
Deferred revenue, current	Other accrued liabilities	$1,822	$1,372
Deferred revenue, net of current portion	Contract liabilities, net of current portion	4,714	5,398
		$6,536	$6,770

In February 2022, one of our three skin operators informed us of its intent to cease operations on May 15, 2022, which will create one available skin in each of Colorado and Indiana. We are currently negotiating with other companies to be the replacement operator for such skins, though there can be no guarantee that we will enter into any replacement contract on similar terms or at all.

Other Revenues. The transaction price of rooms, food and beverage, and retail contracts is the net amount collected from the customer for such goods and services. The transaction price for such contracts is recorded as revenue when the good or service is transferred to the customer over their stay at the hotel or when the delivery is made for the food, beverage, retail and other contracts. Sales and usage-based taxes are excluded from revenues.

Revenue by Source. The Company presents earned revenue as disaggregated by the type or nature of the good or service (casino, food and beverage, hotel, and other operations comprised mainly of retail, golf, entertainment, and contracted sports wagering) and by relevant geographic region within Note 13.

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $2.8 million, $2.2 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, which are expensed as incurred. During 2021, these costs were associated with our pursuit of available gaming licenses in Waukegan, Illinois, and Terre Haute, Indiana. In 2020, project development costs were associated with our pursuit to develop and operate American Place in Waukegan, Illinois, and also included option deposits to secure land in New Mexico totaling $250,000. Management wrote off these option deposits, which expired in July 2020.

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

Income Taxes. We classify deferred tax assets and liabilities, along with any related valuation allowance, as non-current on the consolidated balance sheets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets (“DTAs”) when it is deemed “more likely than not” that some portion or all of the DTAs will not be realized within a reasonable time period.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Earnings (loss) per share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including stock options and warrants, using the treasury stock method.

(In thousands)	Year Ended
	December 31,
	2021	2020	2019
Numerator:
Net income (loss) ─ basic	$11,706	$147	$(5,822)
Net income (loss) ─ diluted	$11,706	$147	$(5,822)

Denominator:
Weighted-average common and common share equivalents ─ basic	32,517	27,094	26,980
Potential dilution from share-based awards	2,429	690	—
Weighted-average common and common share equivalents ─ diluted	34,946	27,784	26,980
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	149	1,943	3,851

Recently Issued Accounting Pronouncements Not Yet Adopted. The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In thousands)	December 31,
	2021	2020
Land and improvements	$16,797	$16,144
Buildings and improvements	119,696	114,911
Furniture and equipment	47,740	46,636
Construction in progress	44,847	11,735
	229,080	189,426
Less: Accumulated depreciation	(79,540)	(73,654)
	$149,540	$115,772

Property and equipment included assets under finance leases related to our hotel at Rising Star Casino Resort (Note 7) as follows:

(In thousands)	December 31,
	2021	2020
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,724
	7,726	7,726
Less: Accumulated amortization	(3,004)	(2,847)
	$4,722	$4,879

4. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following tables set forth changes in the carrying value of goodwill by segment:

(In thousands)	December 31, 2021
	Gross		Balance at
	Carrying	Accumulated	End of the
	Value	Impairments	Year
Mississippi	$14,671	$—	$14,671
Colorado	4,806	—	4,806
Nevada	5,809	(4,000)	1,809
	$25,286	$(4,000)	$21,286

(In thousands)	December 31, 2020
	Gross		Balance at
	Carrying	Accumulated	End of the
	Value	Impairments	Year
Mississippi	$14,671	$—	$14,671
Colorado	4,806	—	4,806
Nevada	5,809	(4,000)	1,809
	$25,286	$(4,000)	$21,286

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In thousands)	December 31, 2021
	Estimated	Gross		Accumulated	Other
	Life	Carrying	Accumulated	Impairments,	Intangible
	(Years)	Value	Amortization	Net	Assets, Net
Land Lease and Water Rights	46	1,420	(288)	—	1,132
Casino Lease Option	3	190	(190)	—	—
Gaming Licenses	Indefinite	18,046	—	(10,203)	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	121	—	—	121
		$21,577	$(478)	$(10,203)	$10,896

(In thousands)	December 31, 2020
	Estimated	Gross		Accumulated	Other
	Life	Carrying	Accumulated	Impairments,	Intangible
	(Years)	Value	Amortization	Net	Assets, Net
Land Lease and Water Rights	46	1,420	(257)	—	1,163
Casino Lease Option	3	190	(151)	—	39
Gaming Licenses	Indefinite	18,046	—	(10,203)	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	118	—	—	118
		$21,574	$(408)	$(10,203)	$10,963

There were no impairments to goodwill or other intangible assets for the years ended December 31, 2021, 2020, and 2019.

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

Casino Lease Option. Casino lease option represents total amounts paid in order to extend the lease option for the Imperial Casino, previously known as the Christmas Casino at Bronco Billy’s until September 2020. The Company is currently evaluating other concepts for the leased space, which is located on a key corner in Cripple Creek, Colorado. Although the Company has an option to buy out the lease prior to expiration of the lease term as extended, the option amounts paid cannot be applied to the purchase price. Therefore, the total option amounts paid were fully amortized in 2021 according to the initial lease term, which commenced in August 2018 (see Note 7).

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

Trade Names. Trade names represents the value of the Bronco Billy’s casino name, which has existed for approximately 30 years and provides brand recognition. The value was estimated using a relief-from-royalty method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $70,000, $95,000, and $94,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

Future amortization expense for intangible assets is as follows:

(In thousands)

For Years ending December 31,	Amortization Expense
2022	$31
2023	31
2024	31
2025	31
2026	31
Thereafter	977
$1,132

5. ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(In thousands)	December 31,
	2021	2020
Contract and contract-related liabilities:
Players club points and progressive jackpots	$2,971	$2,872
Outstanding chip liability	399	383
Unpaid wagers and other	245	298
Other gaming-related accruals	347	699
Contract liabilities, current	1,822	1,372
Other accrued liabilities:
Gaming and other taxes	1,609	1,556
Real estate and personal property taxes	1,611	1,711
Professional fees	172	255
Insurance	126	491
Construction and facilities	411	356
Other	539	779
	$10,252	$10,772

6. LONG-TERM DEBT, COMMON STOCK WARRANT LIABILITY, AND SUBSEQUENT EVENTS

Long-Term Debt

Senior Secured Notes due 2028. On February 12, 2021, the Company refinanced all of its outstanding Senior Secured Notes due 2024 (the “Prior Notes”) with the issuance of $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”). The net proceeds from the sale of the 2028 Notes were used to redeem all of the outstanding Prior Notes (including a 0.90% prepayment premium) and to repurchase all outstanding warrants. Additionally, $180 million of bond proceeds were placed into a construction reserve account to fund construction of Chamonix. Net of transaction fees and expenses, approximately $8 million was added to unrestricted cash and equivalents following such refinancing.

On February 7, 2022, the Company closed a private offering of $100 million aggregate principal amount of additional 8.25% Senior Secured Notes due 2028 (the “Additional Notes”), which sold at a price of 102.0% of such principal amount. Proceeds from the sale of the Additional Notes are being used: (i) to develop, equip and open The Temporary, which the Company intends to operate while it designs and constructs its permanent American Place facility, (ii) to pay the transaction fees and expenses of the offer and sale of the Additional Notes and (iii) for general corporate purposes. The Additional Notes were issued pursuant to the indenture, dated as of February 12, 2021 (the “Indenture”), to which the Company issued the $310 million of 2028 Notes noted above (collectively, the “Notes”). In connection with the issuance of the Additional Notes, the Company and the subsidiary guarantors party to the Indenture entered into two Supplemental Indentures with Wilmington Trust, National Association, as trustee, dated February 1, 2022 and February 7, 2022, respectively. On March 3, 2022, the Company entered into a third Supplemental Indenture to establish a special record date for the initial interest payment for the Additional Notes.

The Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the Notes is payable on February 15 and August 15 of each year, with the next interest payment due on August 15, 2022.

The Notes are guaranteed, jointly and severally (such guarantees, the “Guarantees”), by each of the Company’s restricted subsidiaries (collectively, the “Guarantors”). The Notes and the Guarantees will be the Company’s and the Guarantor’s general senior secured obligations, subject to the terms of the Collateral Trust Agreement (as defined in the Indenture), ranking senior in right of payment to all of the Company’s and the Guarantor’s existing and future debt that is expressly subordinated in right of payment to the Notes and the Guarantees, if any. The Notes and the Guarantees will rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior debt.

The Notes contain representations and warranties, financial covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets, upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix.

On or prior to February 15, 2024, the Company may redeem up to 35% of the original principal amount of the Notes with proceeds of certain equity offerings at a redemption price of 108.25%, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem some or all of the Notes prior to February 15, 2024 at a redemption price of 100% of the principal amount of the Notes, plus accrued and unpaid interest to the redemption date and a “make-whole” premium.

The Company may redeem some or all of the Notes at any time on or after February 15, 2024, for cash at the following redemption prices.

Redemption Periods	Percentage Premium
February 15, 2024 to February 14, 2025	104.125%
February 15, 2025 to February 14, 2026	102.063%
February 15, 2026 and Thereafter	100.000%

Prior Senior Secured Notes due 2024. On February 2, 2018, the Company sold $100 million of Prior Notes to qualified institutional buyers. On May 10, 2019, the Company sold an additional $10 million in aggregate principal amount of Prior Notes. Collectively, the Prior Notes were due to mature on February 2, 2024 and included quarterly principal payments as defined and interest based on the greater of the three-month London Interbank Offered Rate (“LIBOR”) or 1.0%, plus a margin rate of 7.0%.

The Prior Notes contained certain representations and warranties, events of default, and financial covenants that were more restrictive than the Notes. For example, the Company was required to maintain a total leverage ratio, which measured Consolidated EBITDA (as defined in the indenture) against outstanding debt. Due to the impact of the COVID-19 pandemic on the Company’s business operations in 2020, the Company executed amendments, and paid negotiated amendment fees, to delete the total leverage ratio covenant as of March 31, June 30, and September 30, 2020, among other items. As discussed above, the Prior Notes were refinanced through the issuance of the 2028 Notes.

Revolving Credit Facility due 2026. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, N.A. (“Capital One”), which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated as of March 31, 2021, from $15.0 million to $40.0 million (the “Credit Facility”). The amended $40.0 million senior secured revolving credit facility matures on March 31, 2026 and includes a letter of credit sub-facility. The Credit Facility may be used for working capital and other ongoing general purposes.

Prior to the First Amendment to Credit Agreement, the interest rate per annum applicable to loans under the Credit Facility was, at the Company’s option, either (i) LIBOR plus a margin equal to 3.50%, or (ii) a base rate plus a margin equal to 2.50%. Upon completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility would have been reduced to, at the Company’s option, either (i) LIBOR plus a margin equal to 3.00%, or (ii) a base rate plus a margin equal to 2.00%. The commitment fee per annum payable was equal to 0.50% of the unused portion of the Credit Facility. The Company also agreed to pay customary letter of credit fees, if any such letters of credit were issued. The Credit Facility was available, subject to the satisfaction of customary conditions, until March 31, 2026, at which time all amounts borrowed must be repaid. As of December 31, 2021, there were no drawn amounts under the Credit Facility or any outstanding letters of credit.

Under the First Amendment to Credit Agreement, the interest rate per annum applicable to loans under the Credit Facility was amended to be, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.50% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.50%. Upon completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee, customary letter of credit fees, and repayment date of March 31, 2026, remain unchanged from the original Credit Agreement, dated as of March 31, 2021. As of this report date, there were no drawn amounts under the Credit Facility or any outstanding letters of credit.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with this financial covenant as of December 31, 2021.

Unsecured Loans Under the CARES Act. On May 8, 2020, two wholly-owned subsidiaries of the Company executed promissory notes (the “Promissory Notes”) evidencing unsecured loans in the aggregate amount of $5,606,200 through programs established under the CARES Act (the “Loans”) and administered by the U.S. Small Business Administration (the “SBA”). Such funds were principally used to rehire several hundred employees at Rising Star and Bronco Billy’s in advance of, and subsequent to, their reopenings in mid-June. The Loans were made through Zions Bancorporation, N.A. dba Nevada State Bank (the “Lender”), bore interest at a rate of 1.00% per annum, and originally had a two-year term until federal legislation extended the maturity date to May 3, 2025. After a 15-month deferment period for principal and interest payments, the Company was required to make monthly loan payments totaling $128,557 beginning in September 2021 to the Lender. However, the Loans could be prepaid at any time prior to maturity with no prepayment penalties.

In December 2021, the SBA granted full forgiveness for each of the two Promissory Notes, in accordance with their terms and the rules set forth in the CARES Act. As the Company made no payments of principal or interest for the Loans prior to such forgiveness, this resulted in a gain of approximately $5.7 million, which was netted against the debt extinguishment costs related to the refinancing of the Prior Notes of approximately $6.1 million in February 2021. The net loss from extinguishment of debt is presented on the consolidated statement of operations during 2021 for $0.4 million.

Long-term debt, related discounts and issuance costs consisted of the following:

(In thousands)	December 31,
	2021	2020
Revolving Credit Facility due 2026	$—	$—
Senior Secured Notes due 2028(1)	310,000	—
Senior Secured Notes due 2024(2)	—	106,825
Unsecured Loans (CARES Act)(3)	—	5,606
Less: Unamortized discounts and debt issuance costs	(8,381)	(5,173)
	301,619	107,258
Less: Current portion of long-term debt	—	(426)
	$301,619	$106,832

__________

(1)	As of December 31, 2021, the estimated fair value of these notes was approximately $327.5 million. The fair value was estimated using quoted market prices for these notes. Following the issuance of the Additional Notes on February 7, 2022, the new aggregate principal amount was increased to $410.0 million.
(2)	The estimated fair value for this non-traded debt instrument can be approximated by its respective carrying value because management believes its terms are representative of market conditions.
(3)	The estimated fair value for this non-traded debt instrument can be approximated by its respective carrying value because of its similar terms to other CARES Act loans.

Maturities of Long-Term Debt. Future maturities under the Notes is as follows as of December 31, 2021:

(In thousands)
Senior Secured
For Years ending December 31,	Notes due 2028
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	310,000
$310,000

Interest expense, net. Interest expense, net, was as follows for the three years ended December 31, 2021:

(In thousands)	Year Ended
	December 31,
	2021	2020	2019
Interest cost (excluding loan fee amortization)	$24,179	$9,400	$10,316
Amortization of debt issuance costs and discount	1,349	1,276	1,092
Change in fair value of interest rate cap agreement	—	—	92
Capitalized interest	(1,871)	(853)	(772)
	$23,657	$9,823	$10,728

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

7. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s remaining lease terms, including extensions, range from one month to approximately 36 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined) in excess of $3.65 million, with no scheduled base rent increases through the remaining lease term ending in 2058. We recognized $2.1 million of rent expense, including $1.2 million of contingent rents, during 2021; $1.5 million of rent expense, including $0.7 million of contingent rents, during 2020; and, $1.6 million of rent expense, including $0.7 million of contingent rents, during 2019.

The Company executed a fourth amendment to the original lease with the landlord, effective March 2020, which granted a waiver of base rent for April and May of 2020. Such abatement totaled $155,000, which was amortized over the remaining term of the lease. From April 1, 2022 through October 1, 2027, the Company may buy out the lease for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date. In the event that the Company sells or transfers either: (i) substantially all of the assets of Silver Slipper Casino Venture, LLC or (ii) its membership interests in Silver Slipper Casino Venture, LLC in its entirety, then the purchase price will increase to $17.1 million, plus the retained interest mentioned above. In either case, the Company also has an option to purchase a four-acre portion from the total 38 acres of leased land for $2.0 million in connection with the development of an owned hotel, which may be exercised at any time and would accordingly reduce the purchase price of the remaining land by $2.0 million.

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company considers the renewal options reasonably certain of being exercised through January 2026, with current annual lease payments of $0.4 million. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

Third Street Corner Building through August 2023 and Option to Purchase. The Company leased a nearby closed casino in August 2018 and reopened it in November 2018. The reopened casino did not produce enough incremental revenue to offset the incremental costs, and it was closed in September 2020. The Company currently has the right to purchase the casino at any time during the extended lease term for $2.8 million.

As part of the Chamonix development project, this building is currently used as office space for construction personnel, obviating the need for construction trailers. The lease includes a minimum three-year term with annual lease payments of $0.2 million, and was subsequently extended in June 2021 for an additional two years with current annual lease payments of $0.3 million.

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

In July 2020, the Company executed a fifth amendment to the Hyatt lease that retroactively reduced rent amounts due during the closure period, specifically a 25% reduction in rent for March 2020 and a 50% reduction in rent for each of April and May of 2020. Such reductions totaled $208,000 and such benefit was amortized over the remaining life of the lease. We recognized $1.8 million of rent expense for each of 2021 and 2020, and $1.9 million of rent expense during 2019.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the project’s original cost of $7.7 million (see Note 3), reduced by the cumulative principal finance lease payments made by the Company during the lease term. At December 31, 2021, such net amount was $3.3 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		December 31,
Leases	Balance Sheet Classification	2021	2020
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$15,814	$17,361
Finance lease assets	Property and Equipment, Net(1)	4,722	4,879
Total lease assets		$20,536	$22,240

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,542	$3,283
Finance	Current Portion of Finance Lease Obligation	514	491
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	12,903	14,914
Finance	Finance Lease Obligation, Net of Current Portion	2,783	3,298
Total lease liabilities		$19,742	$21,986

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.0 million and $2.8 million as of December 31, 2021 and 2020, respectively.

The components of lease expense are as follows:

(In thousands)		Year Ended
		December 31,
Lease Costs	Classification within Statement of Operations	2021	2020	2019
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$4,680	$4,637	$3,920
Short-term payments	Selling, General and Administrative Expenses	72	—	—
Variable payments	Selling, General and Administrative Expenses	1,739	863	788
Finance lease:
Amortization of leased assets	Depreciation and Amortization	157	157	158
Interest on lease liabilities	Interest Expense, Net	160	183	206
Total lease costs		$6,808	$5,840	$5,072

Maturities of lease liabilities are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2022	$4,852	$597
2023	3,539	652
2024	1,663	652
2025	1,466	652
2026	965	652
Thereafter	29,140	543
Total future minimum lease payments	41,625	3,748
Less: Amount representing interest	(25,180)	(451)
Present value of lease liabilities	16,445	3,297
Less: Current lease obligations	(3,542)	(514)
Long-term lease obligations	$12,903	$2,783

__________

(1)	The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

	December 31,
Lease Term and Discount Rate	2021		2020
Weighted-average remaining lease term
Operating leases	21.5	years	20.4	years
Finance lease	5.8	years	6.8	years
Weighted-average discount rate
Operating leases	9.32%		9.41%
Finance lease	4.50%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Year Ended
	December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020	2019
Operating cash flows for operating leases	$4,886	$4,462	$3,933
Operating cash flows for finance lease	$160	$183	$206
Financing cash flows for finance lease	$492	$488	$544

8. ACQUISITIONS

Cripple Creek Land and Real Estate Purchase. As part of the development of Chamonix, the Company purchased Carr Manor, a boutique hotel with 14 guest rooms. This transaction closed on March 31, 2021 as an asset purchase for total consideration of $2.8 million. The purchase included five parcels of land, which adds to the Company’s land ownership in Cripple Creek by approximately 1.6 acres and provides additional guest parking. The addition of Carr Manor allows Bronco Billy’s to provide overnight accommodations to its guests during the construction of Chamonix, as all of Bronco Billy’s existing hotel rooms are either currently closed, being utilized by construction personnel, or will be repurposed as part of the construction of Chamonix.

Additionally, on April 16, 2021, the Company purchased a lot and building near its operations in Cripple Creek, Colorado for $600,000.

9. INCOME TAXES

The income tax expense (benefit) attributable to the Company’s income (loss) before income taxes consisted of the following:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Current Taxes
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred Taxes
Federal	2,421	157	(1,014)
State	(744)	(395)	(743)
(Decrease) increase in valuation allowance	(1,242)	146	1,837
	435	(92)	80
	$435	$(92)	$80

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

(In thousands)	Year Ended December 31,
	2021		2020		2019
Tax Rate Reconciliation	Percent	Amount	Percent	Amount	Percent	Amount
Federal income tax expense at U.S. statutory rate	21.0%	$2,550	21.0%	$12	21.0%	$(1,206)
State taxes, net of federal benefit	(4.8)%	(588)	(567.3)%	(312)	10.2%	(587)
Change in valuation allowance	(10.2)%	(1,242)	265.5%	146	(32.0)%	1,837
Permanent differences	(5.4)%	(657)	221.8%	122	(3.7)%	215
Adjustment to deferred taxes	3.6%	440	—%	—	—%	—
Credits	(0.6)%	(73)	(118.2)%	(65)	2.7%	(156)
Other	—%	5	9.9%	5	0.4%	(23)
	3.6%	$435	(167.3)%	$(92)	(1.4)%	$80

The Company’s deferred tax assets (liabilities) consisted of the following:

(In thousands)	December 31,
	2021	2020
Deferred tax assets:
Deferred compensation	$1,568	$637
Intangible assets and amortization	2,950	3,293
Net operating loss carry-forwards	7,325	7,486
Accrued expenses	702	984
Allowance for doubtful accounts	61	40
Credits	761	733
Common stock warrant liability	—	558
Loan Fees	76	157
Interest valuation	63	64
Interest limitation	186	—
Lease liabilities	4,111	4,045
Charitable contribution carry-forward	137	137
Deferred revenues	1,287	1,408
Accrued Social Security	158	291
Valuation allowance	(9,866)	(11,108)
	9,519	8,725
Deferred tax liabilities:
Depreciation of fixed assets	(671)	(1,054)
Amortization of indefinite-lived intangibles	(4,048)	(3,022)
Prepaid expenses	(822)	(571)
Effect of state taxes on future federal returns	(1,024)	(868)
Right of use assets	(3,960)	(3,856)
Other	(49)	26
	(10,574)	(9,345)
	$(1,055)	$(620)

As of December 31, 2021, the Company had federal net operating loss carryforwards totaling $14.1 million and state tax carryforwards of $86.3 million. The entire federal net operating loss carryforward can be carried forward indefinitely. Regarding the state tax carryforwards, $85.4 million can be carried forward 20 years and will begin to expire in 2035; the remaining amount can be carried forward indefinitely. The Company also has general business credits of $0.8 million which begin to expire in 2035.

In assessing the realizability of its DTAs, the Company considered whether it is “more likely than not” that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company evaluated both positive and negative evidence in determining the need for a valuation allowance. The Company continues to assess the realizability of DTAs and concluded that it has not met the “more likely than not” threshold. As of December 31, 2021, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company. We have recorded a valuation allowance against all of our U.S. federal and certain state DTAs as of both December 31, 2021 and December 31, 2020. We intend to continue maintaining a full valuation allowance on these DTAs until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion or all of the valuation allowance in the U.S. federal jurisdiction will no longer be needed. Release of the valuation allowance would result in the recognition of certain DTAs and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

As of December 31, 2021 and 2020, the Company had $1.1 million and $0.6 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles net of the maximum benefit allowed under the statute after netting with the indefinite-lived DTAs.

The Company’s utilization of net operating loss (NOL) and the general business tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 (IRC), and similar state provisions due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed a preliminary Section 382 analysis as of the date of this report and determined it is “more likely than not” that there have not been any of such greater-than-50% ownership changes within a three-year period during the last five years that would prohibit the Company from utilizing all of its tax attributes.

Management has made an annual analysis of its state and federal tax returns and concluded that the Company has no recordable liability, as of December 31, 2021 or 2020, for unrecognized tax benefits as a result of uncertain tax positions taken.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally not subject to examination for periods prior to December 31, 2018. However, as the Company utilizes its net operating losses, prior periods can be subject to examination.

10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations and cash flows.

Options to Purchase or Lease Land

Fountain Square of Waukegan Land Purchase Under Contract. In connection with the development of its American Place project in Waukegan, Illinois, the Company entered into an agreement in January 2022 to purchase approximately 10 acres of land adjoining the approximately 30-acre casino site to be leased from the City, providing space for additional parking and access to the casino site from a major road. Subsequent to December 31, 2021, a deposit for $375,000 was applied towards the land purchase of $7.5 million.

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

Defined Contribution Plan

The Company sponsors a defined contribution plan for all eligible employees providing for voluntary contributions by eligible employees and matching contributions made by the Company. In March 2020, upon the mandatory shutdown of all of the Company’s properties, the Company suspended matching contributions. In October 2021, the Company reinstated its employer matching of contributions at 50% up to 4% of eligible compensation. Matching contributions made by the Company were $47,000 for 2021, $66,000 for 2020, and $336,000 for 2019, excluding nominal administrative expenses.

Liquidity, Concentrations and Economic Risks and Uncertainties

The Company carries cash on deposit with financial institutions that may be in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

11. STOCK-BASED COMPENSATION

2015 Equity Incentive Plan. The 2015 Equity Incentive Plan (“2015 Plan”), as approved by stockholders and further amended in May 2017, allows for the issuance of up to 2,500,000 shares of common stock. The 2015 Plan allows for stock-based awards to be granted to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10-year terms and no awards issued under the 2015 Plan vest on an accelerated basis if there is a change in control of the Company, unless the awards are not assumed by the successor, as defined.

On May 19, 2021, stockholders approved an amendment to the 2015 Plan to increase the number of shares available for issuance by 2,000,000 shares, thereby allowing for the issuance of up to 4,500,000 shares of common stock under such plan.

Restricted Stock Awards and Performance-Based Shares. Also on May 19, 2021, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 31,512 restricted shares under the 2015 Plan with a one-year vesting period. Additionally, the Company issued 69,975 performance-based shares in January 2021 to the Company’s CEO and a total of 20,750 performance-based shares to three of the Company’s other executives in May 2021. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2021, December 31, 2022, and December 31, 2023. For the 2021 period, one-third of such performance-based shares either vested or will vest on the anniversary date of the awards, as both of the Company’s growth-rate targets for such period were achieved. Vesting of the remaining performance-based shares requires satisfaction of similar conditions for the 2022 and 2023 periods.

As of December 31, 2021, the Company had 1,740,478 stock-based awards authorized by stockholders and available for grant from the 2015 Plan.

Stock Options. The following table summarizes information related to the Company’s common stock options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Stock	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options outstanding at January 1, 2021	3,183,708	$1.71
Granted	315,620	7.25
Exercised	(201,039)	1.97
Canceled/Forfeited	(76,333)	3.33
Expired	—	—
Options outstanding at December 31, 2021	3,221,956	$2.19	5.12	$31,947,381
Options exercisable at December 31, 2021	2,601,337	$1.67	4.27	$27,170,404

Compensation Cost. Compensation expense is as follows for the three years ended December 31, 2021:

(In thousands)
	Year Ended December 31,
Compensation Expense	2021	2020	2019
Stock options	$649	$405	$348
Restricted stocks and Performance-based shares	317	—	—
	$966	$405	$348

These costs are recognized on a straight-line basis over the vesting period of the awards net of forfeitures and are included in selling, general and administrative expense on the consolidated statements of operations.

As of December 31, 2021, there was approximately $1.5 million of unrecognized compensation cost related to unvested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 2.1 years. As of such date, there was also $0.5 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.3 years.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	65.99%	60.78%	46.17%
Expected dividend yield	—%	—%	—%
Expected term (in years)	6.00	5.94	5.94
Weighted average risk-free rate	0.97%	0.41%	1.87%

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

Therefore, the weighted-average grant date fair value of options granted is as follows for the three years ended December 31, 2021:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$5.68	$0.95	$0.94

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Methods and assumptions used to estimate the fair value of financial instruments are affected by the duration of the instruments and other factors used by market participants to estimate value. The carrying amounts for cash and equivalents, restricted cash, accounts receivable, and accounts payable approximate their estimated fair value because of the short durations of the instruments and inconsequential rates of interest. Management also believes that the carrying value of variable long-term debt also approximates their estimated fair value because the terms of the facilities are representative of current market conditions. While management believes the carrying value of our finance lease obligation approximates its fair value because certain terms of the lease were renegotiated, management also believes that precise estimates are not practical because of the unique nature of the relationships. Similarly, contract liabilities represent the sum of certain annual prepayments of contracted revenue and all six of one-time market access fees from the Company’s Sports Agreements.

On March 31, 2021, the Interest Rate Cap the Company purchased to help manage potential interest rate increases on the Prior Notes expired.

The carrying amounts and estimated fair values by input level of the Company’s financial instruments were as follows as of December 31, 2021 and 2020.

(In thousands)

Financial instruments
not designated		December 31, 2021
for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Interest rate cap	Deposits and other assets	$—	$—	$—	$—
Common stock warrants	Common stock warrant liability	$—	$—	$—	$—

(In thousands)

Financial instruments
not designated		December 31, 2020
for hedging:	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Interest rate cap	Deposits and other assets	$—	$—	$—	$—
Common stock warrants	Common stock warrant liability	$—	$—	$2,653	$2,653

13. SEGMENT REPORTING AND DISAGGREGATED REVENUE

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

The Company utilizes Adjusted Segment EBITDA as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. Adjusted Segment EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-

offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each segment. As a result of the change in reportable segments described above, the Company has recast previously-reported segment information to conform to the current presentation in the following tables for enhanced comparability, which had no effect on previously reported results of operations or financial position.

The following tables present the Company’s segment information:

(In thousands)	Year Ended December 31, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$63,318	$29,762	$20,342	$17,009	$—	$130,431
Food and beverage	20,296	3,522	2,362	1,167	—	27,347
Hotel	4,930	4,057	637	—	—	9,624
Other operations, including contracted sports wagering	2,084	4,094	319	340	5,920	12,757
	$90,628	$41,435	$23,660	$18,516	$5,920	$180,159

Adjusted Segment EBITDA	$29,843	$8,736	$5,545	$4,933	$5,890	$54,947
Other operating costs and expenses:
Depreciation and amortization						(7,219)
Corporate expenses						(7,733)
Project development costs						(782)
Preopening costs						(17)
Loss on disposal of assets, net						(676)
Stock-based compensation						(966)
Operating income						37,554
Other expenses:
Interest expense, net						(23,657)
Loss on extinguishment of debt, net						(409)
Adjustment to fair value of warrants						(1,347)
						(25,413)
Income before income taxes						12,141
Income tax expense						435
Net income						$11,706

(In thousands)	Year Ended December 31, 2020
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$42,653	$20,337	$17,127	$10,695	$—	$90,812
Food and beverage	14,557	2,681	1,726	802	—	19,766
Hotel	3,899	2,996	515	—	—	7,410
Other operations, including contracted sports wagering	1,404	3,510	246	235	2,206	7,601
	$62,513	$29,524	$19,614	$11,732	$2,206	$125,589

Adjusted Segment EBITDA	$14,669	$2,444	$3,790	$454	$2,086	$23,443
Other operating costs and expenses:
Depreciation and amortization						(7,666)
Corporate expenses						(3,789)
Project development costs						(423)
Loss on disposal of assets, net						(684)
Stock-based compensation						(405)
Operating income						10,476
Other expenses:
Interest expense, net						(9,823)
Adjustment to fair value of warrants						(598)
						(10,421)
Income before income taxes						55
Income tax benefit						(92)
Net income						$147

(In thousands)	Year Ended December 31, 2019
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$44,959	$29,585	$22,075	$16,771	$—	$113,390
Food and beverage	21,759	6,980	4,354	1,976	—	35,069
Hotel	4,830	5,932	773	—	—	11,535
Other operations, including contracted sports wagering	1,653	2,992	305	357	131	5,438
	$73,201	$45,489	$27,507	$19,104	$131	$165,432

Adjusted Segment EBITDA	$13,159	$1,216	$3,000	$3,161	$114	$20,650
Other operating costs and expenses:
Depreciation and amortization						(8,331)
Corporate expenses						(4,710)
Project development costs						(1,037)
Loss on disposal of assets, net						(8)
Stock-based compensation						(348)
Operating income						6,216
Other expenses:
Interest expense, net						(10,728)
Adjustment to fair value of warrants						(1,230)
						(11,958)
Loss before income taxes						(5,742)
Income tax expense						80
Net loss						$(5,822)

(In thousands)	December 31,
	2021	2020
Total Assets
Mississippi	$85,838	$83,809
Indiana	34,857	37,798
Colorado	258,436	44,961
Nevada	13,091	13,248
Contracted Sports Wagering	2,168	1,329
Corporate and Other	79,452	31,471
	$473,842	$212,616

(In thousands)	December 31,
	2021	2020
Property and Equipment, net
Mississippi	$52,382	$52,096
Indiana	28,705	30,571
Colorado	61,572	25,858
Nevada	6,105	6,322
Contracted Sports Wagering	—	—
Corporate and Other	776	925
	$149,540	$115,772

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)
	Balance at	Provision	Write-offs,	Balance at
	Beginning	for Doubtful	Net of	End
Description	of Year	Accounts	Recoveries	of Year
Accounts receivable reserves:
2019	$98	$448	$(405)	$141
2020	$141	$124	$(89)	$176
2021	$176	$142	$(61)	$257

(In thousands)
	Balance at			Balance at
	Beginning			End
Description	of Year	Additions	Deductions	of Year
Deferred income tax asset valuation allowance:
2019	$10,725	$783	$(546)	$10,962
2020	$10,962	$249	$(103)	$11,108
2021	$11,108	$1,149	$(2,391)	$9,866

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2021, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control Over Financial Reporting — There have been no changes during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 14, 2022, the Company’s compensation committee approved cash bonuses to its named executive officers related to the Company’s financial performance in 2021, successfully winning the competitive process for the available gaming license in Waukegan, Illinois, and the successful financing of The Temporary through the issuance of the Additional Notes. Mr. Lee received a cash bonus of $962,500 for the Company’s financial performance in 2021. Mr. Fanger received cash bonuses of $406,250 for the Company’s financial performance in 2021 and $100,000 for the successful financing of The Temporary. Ms. Guidroz received cash bonuses of $250,000 for the Company’s financial performance in 2021 and $75,000 pursuant to the previously-disclosed financing milestone set forth in her employment agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021 (our “Proxy Statement”) and is incorporated herein by this reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth under the caption “Executive Compensation” and elsewhere in our Proxy Statement and is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” and elsewhere in our Proxy Statement and is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	For the Years Ended December 31, 2021, 2020, and 2019:
◦	Consolidated Statements of Operations
◦	Consolidated Statements of Stockholders’ Equity
◦	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements
●	Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits
Exhibit Number	Description
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

4.5

First Supplemental Indenture, dated as of February 1, 2022, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 2, 2022).

4.6

Second Supplemental Indenture, dated as of February 7, 2022, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 8, 2022).

4.7*	Third Supplemental Indenture, dated as of March 3, 2022, among Full House Resorts, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.
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

10.10

Fourth Amendment to Casino Operations Lease dated November 13, 2019 by and between Hyatt Equities, L.L.C., as landlord, and Gaming Entertainment (Nevada) LLC, as tenant (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 12, 2021.

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

10.15+

2015 Equity Incentive Plan (as amended and restated by the Board effective April 6, 2021). (Incorporated by reference to Annex 2 to the Registrant’s Proxy Statement on Schedule 14A (SEC File No. 1-32583) filed on April 14, 2021).

10.16+

Form of Award Agreement pursuant to the 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 8, 2018).

10.17+	Full House Resorts, Inc. Annual Incentive Plan for Executives (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (SEC File No. 1-32583) filed on August 1, 2017).
10.18+

Employment Agreement, dated December 31, 2020, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on January 7, 2021).

10.19+

Inducement Stock Option Agreement dated November 28, 2014 by and between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on December 1, 2014).

10.20+

Award Agreement, dated May 24, 2017, between Full House Resorts, Inc. and Daniel R. Lee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 30, 2017).

10.21+

Employment Agreement, dated as of June 4, 2019 (and effective as of May 17, 2019), by and between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on June 4, 2019.

10.22+

Inducement Stock Option Agreement, dated as of January 30, 2015, by and between Full House Resorts, Inc. and Lewis A. Fanger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 4, 2015).

10.23+

Employment Agreement, dated as of February 4, 2022, by and between Full House Resorts, Inc. and Elaine L. Guidroz (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 10, 2022).

10.24

Credit Agreement, dated as of March 31, 2021, among the Company, as borrower, the subsidiary guarantors party thereto, the lender parties thereto, and Capital One, National Association, as administrative agent (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 31, 2021).

10.25

First Amendment to Credit Agreement, dated as of February 7, 2022, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8 K (SEC File No. 1-32583) filed on February 8, 2022).

21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Gaming Regulations.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Inline XBRL File (included in Exhibit 101).

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

FULL HOUSE RESORTS, INC.

March 15, 2022	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 15, 2022
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 15, 2022
Lewis A. Fanger, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ KENNETH R. ADAMS	March 15, 2022
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 15, 2022
Carl G. Braunlich, Director

/s/ KATHLEEN MARSHALL	March 15, 2022
Kathleen Marshall, Director

/s/ ERIC J. GREEN	March 15, 2022
Eric J. Green, Director

/s/ MICHAEL P. SHAUNNESSY	March 15, 2022
Michael P. Shaunnessy, Director

/s/ MICHAEL A. HARTMEIER	March 15, 2022
Michael A. Hartmeier, Director