Form 10-Q
period 2022-03-31
FULL HOUSE RESORTS INC
filed 2022-05-10
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer ☐	Accelerated filer ☑	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2022, there were 34,345,656 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Casino	$29,084	$32,064
Food and beverage	6,511	6,101
Hotel	2,179	2,211
Other operations, including contracted sports wagering	3,649	1,832
	41,423	42,208
Operating costs and expenses
Casino	9,875	10,339
Food and beverage	6,568	5,360
Hotel	1,071	1,056
Other operations	462	395
Selling, general and administrative	15,393	14,413
Project development costs	165	47
Preopening costs	786	—
Depreciation and amortization	1,792	1,800
Loss on disposal of assets, net	8	104
	36,120	33,514
Operating income	5,303	8,694
Other expense
Interest expense, net of amounts capitalized	(6,399)	(4,456)
Loss on modification and extinguishment of debt	(4,406)	(6,134)
Adjustment to fair value of warrants	—	(1,347)
	(10,805)	(11,937)
Loss before income taxes	(5,502)	(3,243)
Income tax (benefit) provision	(5,612)	202
Net income (loss)	$110	$(3,445)

Basic earnings (loss) per share	$—	$(0.13)
Diluted earnings (loss) per share	$—	$(0.13)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and equivalents	$109,041	$88,721
Restricted cash	210,494	176,572
Accounts receivable, net of reserves of $259 and $257	5,350	4,693
Inventories	1,529	1,660
Prepaid expenses and other	3,580	3,726
	329,994	275,372

Property and equipment, net	181,095	149,540
Operating lease right-of-use assets, net	14,998	15,814
Goodwill	21,286	21,286
Other intangible assets, net	10,891	10,896
Deposits and other	1,710	934
Deferred income taxes, net	4,556	—
	$564,530	$473,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,926	$8,411
Accrued payroll and related	4,139	5,473
Accrued interest	4,134	9,861
Other accrued liabilities	10,535	10,252
Current portion of operating lease obligations	3,609	3,542
Current portion of finance lease obligation	520	514
	32,863	38,053

Operating lease obligations, net of current portion	11,963	12,903
Finance lease obligation, net of current portion	2,651	2,783
Long-term debt, net	400,590	301,619
Deferred income taxes, net	—	1,055
Contract liabilities, net of current portion	3,156	4,714
	451,223	361,127
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,345,656 and 34,242,581 shares outstanding	4	4
Additional paid-in capital	109,268	108,911
Treasury stock, 956,893 and 1,059,968 common shares	(1,167)	(1,292)
Retained earnings	5,202	5,092
	113,307	112,715
	$564,530	$473,842

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balance, January 1, 2022	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715
Issuance of stock on options exercised and restricted stocks vested	—	—	14	(103)	125	—	139
Stock-based compensation	—	—	343	—	—	—	343
Net income	—	—	—	—	—	110	110
Balance, March 31, 2022	35,302	$4	$109,268	957	$(1,167)	$5,202	$113,307

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2021	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Issuance of stock on options exercised	—	—	36	(34)	42	—	78
Stock-based compensation	—	—	124	—	—	—	124
Net loss	—	—	—	—	—	(3,445)	(3,445)
Balance, March 31, 2021	35,302	$4	$107,959	1,227	$(1,496)	$(10,059)	$96,408

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$110	$(3,445)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,792	1,800
Amortization of debt issuance costs and discounts (premium) on debt	386	284
Stock-based compensation	343	124
Change in fair value of stock warrants	—	1,347
Loss on disposal of assets, net	8	104
Loss on modification and extinguishment of debt	4,406	6,134
Increases and decreases in operating assets and liabilities:
Accounts receivable	(657)	1,103
Prepaid expenses, inventories and other	277	(1,011)
Deferred taxes	(5,611)	202
Common stock warrant liability	—	(4,000)
Contract liabilities	(1,555)	(350)
Accounts payable and accrued expenses	(7,467)	5,999
Net cash (used in) provided by operating activities	(7,968)	8,291
Cash flows from investing activities:
Purchase of property and equipment	(31,203)	(3,413)
Other	(671)	(8)
Net cash used in investing activities	(31,874)	(3,421)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	100,000	310,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	2,000	—
Proceeds from equity offering, net of issuance costs	—	42,974
Payment of debt discount and issuance costs	(7,821)	(9,510)
Repayment of Senior Secured Notes due 2024	—	(106,825)
Prepayment premiums of Senior Secured Notes due 2024	—	(1,261)
Repayment of finance lease obligation	(126)	(120)
Proceeds from exercise of stock options	139	78
Other	(108)	24
Net cash provided by financing activities	94,084	235,360

Net increase in cash, cash equivalents and restricted cash	54,242	240,230
Cash, cash equivalents and restricted cash, beginning of period	265,293	37,698
Cash, cash equivalents and restricted cash, end of period	$319,535	$277,928

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$15,699	$812
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$7,001	$478

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

The Company currently operates five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing two additional properties: Chamonix Casino Hotel (“Chamonix”), adjacent to the Company’s existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado; and The Temporary by American Place (“The Temporary”) in Waukegan, Illinois. We also benefit currently from six permitted sports wagering “skins,” three in Colorado and three in Indiana. Upon the opening of The Temporary, we expect to benefit from an additional skin in Illinois. Other companies operate or will operate these online sports wagering sites under their brands, paying us a percentage of revenues, as defined in each respective agreement, subject to annual minimum amounts.

In December 2021, Full House was selected by the Illinois Gaming Board (“IGB”) to develop its American Place project in Waukegan, Illinois, a northern suburb of Chicago. During the period that the permanent American Place facility is under construction, we intend to operate a temporary casino facility named The Temporary. In May 2022, we commenced construction of The Temporary, which is expected to open in Fall 2022, subject to customary regulatory approvals.

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Illinois
The Temporary and American Place (under construction)	Waukegan, IL (northern suburb of Chicago)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana
One sports wagering website (“skin”) upon opening of The Temporary	Illinois

The Company manages its casinos based on geographic regions within the United States. See Note 10 for further information.

COVID-19 Pandemic Update. The COVID-19 pandemic continues to evolve. Governmental authorities continue to update their precautionary measures and promote vaccination programs to manage the spread of the virus as different variants of the virus surface and subside. The Company has generally benefited from the gradual relaxation of pandemic-related business restrictions since 2021.

However, the COVID-19 pandemic, and certain precautionary measures, have created economic uncertainty both in the United States and globally, as well as significant volatility in, and disruption to, financial markets, labor markets and supply chains. Global supply chain disruptions have resulted in shipping delays, increased shipping costs, supply shortages, and inflationary pressures, including overall increases in prices such as fuel, food, and building materials. These increased costs and supply shortages continued to put additional constraints on our operating business and our construction projects for the three months ended March 31, 2022. We do not know when these cost constraints and supply chain issues will materially alleviate and, accordingly, they may continue to impact our existing business and our construction projects in the near term.

We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts on global macro-economic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic versus costs arising from factors that may have been influenced by the pandemic, including supply chain constraints, increased prices and inflationary pressures, and changes in the spending patterns of customers. These factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2021 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company utilizes Level 3 inputs when measuring the fair value of net assets acquired in business combination transactions, subsequent assessments for impairment, and most financial instruments, including but not limited to the estimated fair value of common stock warrants at issuance and for recurring changes in the related warrant liability.

Cash Equivalents and Restricted Cash. Cash equivalents include cash involved in operations and cash in excess of daily requirements that is invested in highly liquid, short-term investments with initial maturities of three months or less when purchased.

Restricted cash balances consist of funds placed into a construction reserve account for the completion of the Chamonix construction project.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate reserve to approximate fair value. Reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received. Management believes that, as of March 31, 2022, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under loyalty programs by property for various benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.8 million for each of March 31, 2022 and December 31, 2021, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at Rising Star Casino Resort, Bronco Billy’s Casino and Hotel, and The Temporary/American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time market access fees totaling $6 million, which were recorded as long-term liabilities and are being recognized as revenue ratably over the initial contract terms, beginning with the commencement of operations. The market access fees are not refundable under ordinary circumstances. The Company subsequently received an additional $5 million of one-time market access fees in May 2022 for its recently-executed Illinois Sports Agreement. As with the prior Sports Agreements, such market access fee will be similarly capitalized and amortized over the initial term of the agreement, beginning with the commencement of operations.

Indiana. Two of the Company’s Sports Agreements commenced operations in December 2019 and April 2021, respectively. The third party for the remaining Sports Agreement went live contractually in December 2021.

Colorado. The Company’s three Sports Agreements commenced online operations in June 2020, December 2020 and April 2021, respectively.

Illinois. The Company signed a Sports Agreement in May 2022 for Illinois. Such operations are expected to commence either concurrent with, or after, the opening of The Temporary, upon receipt of customary gaming approvals.

In addition to the market access fees, deferred revenue includes the annual prepayment of contracted revenue, as required in two of the Sports Agreements. We received $1.0 million of prepaid revenue for contracted sports operations that commenced in Colorado in December 2020, and $1.0 million for contracted sports operations that commenced in Indiana in April 2021. As of March 31, 2022, $1.3 million of such deferred revenue has been recognized.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		March 31,	December 31,
	Balance Sheet Location	2022	2021
Deferred revenue, current	Other accrued liabilities	$1,826	$1,822
Deferred revenue, net of current portion	Contract liabilities, net of current portion	3,156	4,714
		$4,982	$6,536

In February 2022, one of the Company’s contracted parties for sports wagering gave notice of its intent to cease operations on May 15, 2022, which will create one available skin in each of Colorado and Indiana. Accordingly, this accelerated the recognition of $1.6 million of deferred revenue, which is now being recognized through the May 2022 termination date, as opposed to the remaining eight years of the original 10-year term. The Company is currently negotiating with other companies to be the replacement operator for such skins, but there can be no assurance that the Company will be able to replace them on similar terms as our existing agreements.

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

Revenue by Source. The Company presents earned revenue as disaggregated by the type or nature of the good or service (casino, food and beverage, hotel, and other operations comprised mainly of retail, golf, entertainment, and contracted sports wagering) and by relevant geographic region within Note 10.

Income Taxes. For interim income tax reporting for the three-months ended March 31, 2022, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

3. LEASES

The Company has no leases in which it is the lessor. As lessee, the Company has one finance lease for a hotel and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s lease terms, including extensions, range from one month to approximately 36 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent, as further discussed below.

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes fixed, base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease) in excess of $3.65 million, with no scheduled base rent increases through the remaining lease term ending in 2058.

From April 1, 2022 through October 1, 2027, the Company may buy out the lease for $15.5 million plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date. In 2021, total rent paid during the year was $2.1 million, including $1.2 million of contingent rents.

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

As part of the Chamonix development project, this building is currently used as office space for construction personnel, obviating the need for construction trailers. The lease had an initial three-year term with annual lease payments of $0.2 million, and was subsequently extended to August 13, 2023 with current annual lease payments of $0.3 million.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 5). The lessor currently has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At March 31, 2022, such potential purchase price was $3.2 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Three Months Ended
		March 31,
Lease Costs	Classification within Statement of Operations	2022	2021
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,165	$1,159
Short-term payments	Selling, General and Administrative Expenses	27	—
Variable payments	Selling, General and Administrative Expenses	384	402
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	39
Interest on lease liabilities	Interest Expense, Net	37	43
Total lease costs		$1,652	$1,643

Leases recorded on the balance sheet consist of the following:

(In thousands)
		March 31,	December 31,
Leases	Balance Sheet Classification	2022	2021
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$14,998	$15,814
Finance lease assets	Property and Equipment, Net(1)	4,683	4,722
Total lease assets		$19,681	$20,536

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,609	$3,542
Finance	Current Portion of Finance Lease Obligation	520	514
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	11,963	12,903
Finance	Finance Lease Obligation, Net of Current Portion	2,651	2,783
Total lease liabilities		$18,743	$19,742

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.0 million for each of March 31, 2022 and December 31, 2021.

Maturities of lease liabilities as of March 31, 2022 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2022 (excluding the three months ended March 31, 2022)	$3,631	$434
2023	3,539	652
2024	1,663	652
2025	1,466	652
2026	965	652
Thereafter	29,140	543
Total future minimum lease payments	40,404	3,585
Less: Amount representing interest	(24,832)	(414)
Present value of lease liabilities	15,572	3,171
Less: Current lease obligations	(3,609)	(520)
Long-term lease obligations	$11,963	$2,651

__________

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	March 31, 2022		December 31, 2021
Weighted-average remaining lease term
Operating leases	22.3	years	21.5	years
Finance lease	5.5	years	5.8	years
Weighted-average discount rate
Operating leases	9.35%		9.32%
Finance lease	4.50%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows for operating leases	$1,221	$1,218
Operating cash flows for finance lease	$37	$43
Financing cash flows for finance lease	$126	$120

4. ACQUISITIONS

Fountain Square of Waukegan Land Purchase. In connection with the development of its American Place project in Waukegan, Illinois, the Company entered into an agreement in January 2022 to purchase approximately 10 acres of land adjoining the approximately 30-acre casino site to be leased from the City, providing space for additional parking and access to the casino site from a major road. The land was acquired on March 17, 2022 for total consideration of $7.5 million.

5. LONG-TERM DEBT

Long-term debt, related premium (discount) and issuance costs consist of the following:

(In thousands)	March 31,	December 31,
	2022	2021
Revolving Credit Facility due 2026	$—	$—
Senior Secured Notes due 2028(1)	410,000	310,000
Less: Unamortized debt issuance costs and premium/(discount), net	(9,410)	(8,381)
	$400,590	$301,619

__________

(1)	The estimated fair value of these notes was approximately $421.9 million for March 31, 2022 and $327.5 million for December 31, 2021. The fair value was estimated using quoted market prices for these notes.

Senior Secured Notes due 2028. On February 12, 2021, the Company refinanced all $106.8 million of its outstanding Senior Secured Notes due 2024 (the “Prior Notes”) with the issuance of $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”). The net proceeds from the sale of the 2028 Notes were used to redeem all of the Prior Notes (including a 0.90% prepayment premium) and to repurchase all outstanding warrants. Additionally, $180 million of bond proceeds were placed into a construction reserve account to fund construction of Chamonix. Net of transaction fees and expenses, approximately $8 million was added to unrestricted cash and equivalents.

On February 7, 2022, the Company closed a private offering of $100 million aggregate principal amount of additional 8.25% Senior Secured Notes due 2028 (the “Additional Notes”), which sold at a price of 102.0% of such principal amount. Proceeds from the sale of the Additional Notes are being used: (i) to develop, equip and open The Temporary, which the Company intends to operate while it constructs its permanent American Place facility, (ii) to pay the transaction fees and expenses of the offer and sale of the Additional Notes and (iii) for general corporate purposes. No cash restrictions were applied on the Additional Notes as similarly reserved on the 2028 Notes to fund construction. The Additional Notes were issued pursuant to the indenture, dated as of February 12, 2021 (the “Indenture”), to which the Company issued the $310 million of 2028 Notes noted above (collectively, the “Notes”). In connection with the issuance of the Additional Notes, the Company and the subsidiary guarantors party to the Indenture entered into two Supplemental Indentures with Wilmington Trust, National Association, as trustee, dated February 1, 2022 and February 7, 2022, respectively. On March 3, 2022, the Company entered into a third Supplemental Indenture to establish a special record date for the initial interest payment for the Additional Notes.

The Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the Notes is payable on February 15 and August 15 of each year, with the next interest payment due on August 15, 2022.

The Notes are guaranteed, jointly and severally (such guarantees, the “Guarantees”), by each of the Company’s restricted subsidiaries (collectively, the “Guarantors”). The Notes and the Guarantees are the Company’s and the Guarantors’ general senior secured obligations, subject to the terms of the Collateral Trust Agreement (as defined in the Indenture), ranking senior in right of payment to all of the Company’s and the Guarantors’ existing and future debt that is expressly subordinated in right of payment to the Notes and the Guarantees, if any. The Notes and the Guarantees will rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior debt.

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

At any time on or after February 15, 2024, the Company may redeem some or all of the Notes for cash at the following redemption prices:

Redemption Periods	Percentage Premium
February 15, 2024 to February 14, 2025	104.125%
February 15, 2025 to February 14, 2026	102.063%
February 15, 2026 and Thereafter	100.000%

Revolving Credit Facility due 2026. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, N.A., which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated as of March 31, 2021, from $15.0 million to $40.0 million (the “Credit Facility”). The amended $40.0 million senior secured revolving credit facility matures on March 31, 2026 and includes a letter of credit sub-facility. The Credit Facility may be used for working capital and other ongoing general purposes.

Under the First Amendment to Credit Agreement, the interest rate per annum applicable to loans under the Credit Facility was amended to be, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.50% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.50%. Upon completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee, customary letter of credit fees, and repayment date of March 31, 2026, remain unchanged from the original Credit Agreement, dated as of March 31, 2021. As of this report date, there were no drawn amounts under the Credit Facility and an outstanding standby letter of credit of $1 million related to the American Place project.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with this financial covenant as of March 31, 2022.

6. INCOME TAXES

The Company’s effective income tax rate for the three-months ended March 31, 2022 and 2021 was 102.0% and (6.2%), respectively. The significant change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2022, the effects of tax amortization on indefinite lived intangibles in 2022, valuation allowances, and certain permanent differences between tax and financial reporting purposes. The Company expects that it will reverse the tax benefit that was booked, as of March 31, 2022, in future interim periods as pre-tax book income offsets the year-to-date, pre-tax loss.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. As of March 31, 2022, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

In the future, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets as required under ASC 740, we may reverse some or all of our valuation allowance. We will continue to evaluate the need for the valuation allowance during each interim period in 2022. Should we continue on our trend of improving net income results in recent years, absent any unforeseen impact to our operations, we expect that the valuation allowance could be reversed by the end of 2022. Such valuation allowance and its potential reversal has no impact on the actual income taxes paid or the Company’s financial situation.

7. COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENT

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations and cash flows.

Options to Lease Land

Option Agreement for Public Trust Tidelands Lease in Mississippi.  The Company has been evaluating the potential construction of an additional hotel tower and related amenities at Silver Slipper, a portion of which would extend out over the adjoining Gulf of Mexico. In contemplation for such potential future expansion, the Company paid $5,000 for an option agreement – entered into by the Company on June 8, 2021 and approved by the Governor of Mississippi on July 13, 2021 – for a 30-year lease of approximately a half-acre of tidelands, with a term extension for another 30 years, if exercised. This initial six-month option can be renewed for three additional six-month periods, with the payment of $5,000 for each extension. In November 2021, the Company paid an additional $5,000 to exercise its first six-month option extension through the end of May 2022. This option was further extended through the end of November 2022, when the Company paid an additional $5,000 to exercise its second six-month option extension in the second quarter of 2022.

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

Contracted Sports Wagering in Illinois

In May 2022, the Company entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place casinos in Illinois. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize the Company’s expected mobile sports skin to conduct Internet sports wagering throughout the state. In exchange for such rights, the Company subsequently received a market access fee of $5 million in May 2022, and will also receive a percentage of revenues (as defined) totaling at least $5 million per year, on an annualized basis, once Circa Sports launches its mobile sports skin in Illinois, subject to customary regulatory approvals. The term of the agreement is for eight years, with two four-year extension opportunities at the option of Circa Sports.

8. EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings (Loss) Per Share

The table below reconciles basic and diluted earnings (loss) per share of common stock:

(In thousands)	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income (loss) ─ basic	$110	$(3,445)
Net income (loss) ─ diluted	$110	$(3,445)

Denominator:
Weighted-average common and common share equivalents ─ basic	34,262	27,357
Potential dilution from share-based awards	2,361	—
Weighted-average common and common share equivalents ─ diluted	36,623	27,357
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	411	3,140

9. SHARE-BASED COMPENSATION

Performance-Based Shares. The Company issued a total of 36,849 performance-based shares to three of the Company’s executives during the first quarter of 2022. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2022, December 31, 2023, and December 31, 2024. For the 2022 period, one-sixth of such performance-based shares will vest on the anniversary date of the award if the Company’s annual Adjusted EBITDA for 2022 reflects at least 10% per annum growth since 2019, and one-sixth of such performance-based shares will vest on the anniversary date if the Company’s annual Free Cash Flow Per Share for 2022 reflects at least 12% per annum growth since 2019. Vesting of the performance-based shares is similar for the 2023 and 2024 periods.

On March 14, 2022, the Company issued 23,325 shares of stock to one of the Company’s executives for having previously met performance-based metrics in 2021 pertaining to Adjusted EBITDA growth and Free Cash Flow Per Share growth.

As of March 31, 2022, the Company had 1,561,690 share-based awards authorized by shareholders and available for grant from the Company’s 2015 Equity Incentive Plan.

The following table summarizes information related to the Company’s common stock options as of March 31, 2022:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2022	3,221,956	$2.19
Granted	141,939	9.64
Exercised	(79,750)	1.74
Canceled/Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2022	3,284,145	$2.53
Options exercisable at March 31, 2022	2,562,961	$1.70

Components of compensation expense are as follows:

(In thousands)	Three Months Ended
	March 31,
Compensation Expense	2022	2021
Stock options	$218	$103
Restricted and performance-based shares	125	21
	$343	$124

As of March 31, 2022, there was approximately $2.1 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.3 years. As of such date, there was also $0.7 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.6 years.

10. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its reporting segments based on geographic regions within the United States and type of income. Its current operating segments, as of 2022, are:  Mississippi, Indiana, Colorado, Nevada, and Contracted Sports Wagering. The Company’s management views the states where each of its casino resorts are located as operating segments, in addition to its contracted sports wagering segment. Operating segments are aggregated based on geography, economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure.

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended March 31, 2022
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$14,683	$6,716	$3,631	$4,054	$—	$29,084
Food and beverage	4,939	873	420	279	—	6,511
Hotel	1,222	822	135	—	—	2,179
Other operations, including contracted sports wagering	469	225	47	78	2,830	3,649
	$21,313	$8,636	$4,233	$4,411	$2,830	$41,423

Adjusted Segment EBITDA	$5,950	$1,138	$(319)	$828	$2,767	$10,364
Other operating expenses:
Depreciation and amortization						(1,792)
Corporate expenses						(1,967)
Project development costs						(165)
Preopening costs						(786)
Loss on disposal of assets, net						(8)
Stock-based compensation						(343)
Operating income						5,303
Other expenses:
Interest expense, net						(6,399)
Loss on modification of debt						(4,406)
						(10,805)
Loss before income taxes						(5,502)
Income tax benefit						(5,612)
Net income						$110

(In thousands)	Three Months Ended March 31, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$16,040	$6,715	$5,264	$4,045	$—	$32,064
Food and beverage	4,693	748	413	247	—	6,101
Hotel	1,170	919	122	—	—	2,211
Other operations, including contracted sports wagering	453	208	106	76	989	1,832
	$22,356	$8,590	$5,905	$4,368	$989	$42,208

Adjusted Segment EBITDA	$7,630	$1,134	$1,710	$1,224	$976	$12,674
Other operating expenses:
Depreciation and amortization						(1,800)
Corporate expenses						(1,905)
Project development costs						(47)
Loss on disposal of assets, net						(104)
Stock-based compensation						(124)
Operating income						8,694
Other expenses:
Interest expense, net						(4,456)
Loss on extinguishment of debt						(6,134)
Adjustment to fair value of warrants						(1,347)
						(11,937)
Loss before income taxes						(3,243)
Income tax provision						202
Net loss						$(3,445)

(In thousands)	March 31,	December 31,
	2022	2021
Total Assets
Mississippi	$78,465	$85,838
Indiana	32,414	34,857
Colorado	308,475	258,436
Nevada	11,810	13,091
Contracted Sports Wagering	3,410	2,168
Corporate and Other(1)	129,956	79,452
	$564,530	$473,842

__________

(1)Includes $15.3 million related to American Place, which is expected to open in Fall 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2021, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment, and retail outlets, among other amenities. We currently operate five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing two additional properties: Chamonix Casino Hotel (“Chamonix”) in Cripple Creek, Colorado; and The Temporary by American Place (“The Temporary”) in Waukegan, Illinois. We also benefit from seven permitted sports “skins” that we are allowed, or will be allowed, to operate: three in Colorado, three in Indiana, and one in Illinois that we expect to be able to operate upon the opening of The Temporary, pending customary regulatory approvals. Other companies operate or will operate these online sports wagering sites under their own brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts.

In December 2021, we were selected by the Illinois Gaming Board (“IGB”) to develop our American Place project in Waukegan, Illinois, a northern suburb of Chicago. While the permanent American Place facility is under construction, we intend to operate a temporary casino facility named The Temporary. In May 2022, we commenced construction of The Temporary, which is expected to open in Fall 2022, subject to customary regulatory approvals.

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Illinois
The Temporary and American Place (under construction)	Waukegan, IL (northern suburb of Chicago)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana
One sports wagering website (“skin”) upon opening of The Temporary	Illinois

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where permitted by local gaming regulations, most of our customers wager with cash or pay for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we receive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course at Rising Star, our recreational vehicle parks (“RV parks”) as owned at Rising Star and managed at Silver Slipper, our ferry service at Rising Star, and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to customers on a complimentary basis; the value of such services is included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and adjustments for certain progressive jackpots offered by the Company.

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

Recent Developments

COVID-19 Pandemic Update.  The COVID-19 pandemic continues to evolve. Governmental authorities continue to update their precautionary measures and promote vaccination programs to manage the spread of the virus as different variants of the virus surface and subside. We have generally benefited from the gradual relaxation of pandemic-related business restrictions since 2021.

However, the COVID-19 pandemic, and certain precautionary and stimulus measures, have created economic uncertainty both in the United States and globally, as well as significant volatility in, and disruption to, financial markets, labor markets and supply chains. Global supply chain disruptions have resulted in shipping delays, increased shipping costs, supply shortages, and inflationary pressures, including overall increases in prices such as fuel, food, and building materials. These increased costs and supply shortages continued to put additional constraints on our operating business and our construction projects for the three months ended March 31, 2022. We do not know when these cost constraints and supply chain issues will materially alleviate and, accordingly, they may continue to impact our existing business and our construction projects in the near term.

At the same time, government stimulus checks and infrastructure packages can positively affect our businesses.  The timing and scale of such packages, however, is inconsistent amongst periods and such government programs are uncertain to continue into the future at the same levels that they have in the past, if at all.

We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts on global macro-economic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic versus costs arising from factors that may have been influenced by the pandemic, including supply chain constraints, inflationary pressures and increased prices, and changes in the spending pattern of customers. These factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.

Debt Financing.  On February 7, 2022, we closed a private offering of $100 million aggregate principal amount of additional 8.25% Senior Secured Notes due 2028 (the “Additional Notes”), which sold at a price of 102.0% of such principal amount. Proceeds from the sale of the Additional Notes are being used: (i) to develop, equip and open The Temporary, which we intend to operate while we design and construct the permanent American Place facility, (ii) to pay the transaction fees and expenses of the offer and sale of the Additional Notes and (iii) for general corporate purposes. Also in February 2022, we amended our senior secured revolving credit facility agreement to, among other things, increase its size from $15.0 million to $40.0 million. As of this report date, there were no drawn amounts under the Credit Facility and it has been solely used to provide an outstanding standby letter of credit of $1 million related to the American Place project.

Sports Wagering in Illinois.  In May 2022, we entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize our expected mobile sports skin in Illinois to conduct Internet sports wagering throughout the state upon the opening of the Temporary, subject to customary regulatory approvals. In exchange for such rights, we received a market access fee of $5 million in May 2022 and will also receive a percentage of revenues (as defined) totaling at least $5 million per year, on an annualized basis, once Circa Sports launches its mobile sports skin in Illinois. The term of the agreement is for eight years, with two four-year extension opportunities at the option of Circa Sports.

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

Adjusted EBITDA, Adjusted Segment EBITDA and Adjusted Segment EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 10 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three-months ended March 31, 2022 and 2021:

	Three Months Ended
(In thousands)	March 31,		(Decrease) /
	2022	2021	Increase
Revenues	$41,423	$42,208	(1.9)%
Operating expenses	36,120	33,514	7.8%
Operating income	5,303	8,694	(39.0)%
Interest and other non-operating expenses, net	10,805	11,937	(9.5)%
Income tax (benefit) provision	(5,612)	202	(2,878.2)%
Net income (loss)	$110	$(3,445)	103.2%

	Three Months Ended
(In thousands)	March 31,		(Decrease) /
	2022	2021	Increase
Casino revenues
Slots	$25,527	$27,060	(5.7)%
Table games	3,275	3,868	(15.3)%
Other	282	1,136	(75.2)%
	29,084	32,064	(9.3)%

Non-casino revenues, net
Food and beverage	6,511	6,101	6.7%
Hotel	2,179	2,211	(1.4)%
Other	3,649	1,832	99.2%
	12,339	10,144	21.6%
Total revenues	$41,423	$42,208	(1.9)%

The following discussion is based on our consolidated financial statements for the three-months ended March 31, 2022 and 2021.

Revenues. Consolidated total revenues decreased by 1.9% (or $0.8 million) primarily due to the absence of government stimulus programs of the same scale as in the prior-year period; adverse hold percentages at two of our properties; the competitive launch of online sports wagering in nearby Louisiana, which adversely affected our in-house sportsbook in Mississippi; and planned construction disruptions at Bronco Billy’s to advance the completion of our Chamonix project. This was, in part, offset by “Other Non-casino Revenues” that included $2.8 million of revenue related to our Contracted Sports Wagering segment, compared to $1.0 million in the prior-year period.

Operating Expenses. Consolidated operating expenses increased by 7.8% (or $2.6 million) primarily due to increases in food and beverage costs, additional professional fees and other expenses related to our growth, as well as preopening costs for The Temporary, which is expected to open in Fall 2022.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended
	March 31,
	2022	2021
Interest cost (excluding loan fee amortization)	$7,339	$4,431
Amortization of debt issuance costs and discount	438	284
Capitalized interest	(1,378)	(259)
	$6,399	$4,456

The increase in interest expense was primarily due to the February 2022 issuance of the Additional Notes to fund the construction and opening of The Temporary, which is expected to open in Fall 2022. The increase in interest expense was partially offset by an increase in capitalized interest due to the construction of The Temporary and Chamonix.

Other Non-Operating Expenses, Net

For the three-months ended March 31, 2022, we had approximately $4.4 million of other non-operating expenses, consisting of debt modification costs related to our Additional Notes offering in February 2022. The prior-year period had other non-operating expenses totaling $7.5 million, including $6.1 million related to the extinguishment of our Prior Notes and $1.3 million for the settlement of our former warrants.

Income Tax Expense. We recognized an income tax benefit of approximately $5.6 million for the three-months ended March 31, 2022, which resulted in an effective income tax rate of 102.0%. For the three-months ended March 31, 2021, we recognized an income tax provision of approximately $0.2 million, which resulted in an effective income tax rate of (6.2%). The significant change in the effective income tax rate was primarily due to our projections for pre-tax book income in 2022, the effects of tax amortization on indefinite lived intangibles in 2022, valuation allowances, and certain permanent differences between tax and financial reporting purposes. We expect to reverse the tax benefit that was booked, as of March 31, 2022, in future interim periods as pre-tax book income offsets the year-to-date, pre-tax loss.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2022 results. As we have incurred significant losses in prior periods, we anticipate current-year taxable income will be offset by tax loss carryforwards from prior years. Due in part to recent trends in our profitability, we continue to evaluate the ability to realize our deferred tax assets and need for a valuation allowance on a quarterly basis. In accordance with ASC 740, if we continue to have increased profitability in upcoming periods, then management may conclude a reduction in the valuation allowance is necessary by the end of 2022. The valuation allowance, and the potential reversal of such allowance, has no bearing on the taxes actually paid by the Company, or on its actual financial condition.

Operating Results – Reportable Segments

We manage our casinos based primarily on geographic regions within the United States and type of income. For more information, please refer to our earlier discussion within “Executive Overview” above.

The following table presents detail by segment of our consolidated revenues and Adjusted EBITDA; see “Non-GAAP Financial Measure” for additional information. Additionally, management uses Adjusted Segment EBITDA as the measure of segment profitability in accordance with GAAP.

(In thousands)	Three Months Ended
	March 31,		(Decrease) /
	2022	2021	Increase
Revenues
Mississippi	$21,313	$22,356	(4.7)%
Indiana	8,636	8,590	0.5%
Colorado	4,233	5,905	(28.3)%
Nevada	4,411	4,368	1.0%
Contracted Sports Wagering	2,830	989	186.1%
	$41,423	$42,208	(1.9)%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$5,950	$7,630	(22.0)%
Indiana	1,138	1,134	0.4%
Colorado	(319)	1,710	(118.7)%
Nevada	828	1,224	(32.4)%
Contracted Sports Wagering	2,767	976	183.5%
Adjusted Segment EBITDA	10,364	12,674	(18.2)%
Corporate	(1,967)	(1,905)	3.3%
Adjusted EBITDA	$8,397	$10,769	(22.0)%

Adjusted Segment EBITDA Margin
Mississippi	27.9%	34.1%	(6.2)	pts
Indiana	13.2%	13.2%	—	pts
Colorado	(7.5)%	29.0%	(36.5)	pts
Nevada	18.8%	28.0%	(9.2)	pts
Contracted Sports Wagering	97.8%	98.7%	(0.9)	pts

The following table summarizes the consolidated results of our casino activity by key performance indicators as previously defined:

	Three Months Ended
	March 31,		Increase /
(In thousands)	2022	2021	(Decrease)

Slot coin-in	$462,173	$450,276	2.6%
Slot win	$34,234	$34,582	(1.0)%
Slot hold percentage(1)	7.4%	7.7%	(0.3)	pts
Table game drop	$19,817	$18,121	9.4%
Table game win	$3,303	$3,872	(14.7)%
Table game hold percentage(1)	16.7%	21.4%	(4.7)	pts

__________

(1)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 20.4%, respectively.

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. Total revenues during the three-months ended March 31, 2022 decreased by 4.7%, primarily due to a decline in casino revenue, which decreased by 8.5% (or $1.4 million). The prior-year period was the best first quarter in the property’s history in terms of casino revenue and total revenue, assisted by the issuance of government stimulus checks to customers during the period due to the COVID-19 pandemic. Slot revenue decreased overall due to a lower slot hold percentage. The quarter was also affected by the competitive launch of online sports wagering within nearby Louisiana, which adversely affected Silver Slipper’s sports wagering revenues. On-site sports operations contributed less than 5% of the property’s Adjusted Segment EBITDA in 2021.  However, on-site sports gaming revenues in the quarter decreased 77% versus the prior-year period.

Non-casino revenue increased by 5.0% (or $0.3 million) during the quarter, driven by revenues from our food and beverage outlets of 5.3%. Hotel revenues increased 4.4% for the three-months ended March 31, 2022 due to higher average daily room rates. Hotel occupancy for the current period was 93.0%, versus 93.5% in the prior-year period.

Adjusted Segment EBITDA for the three-months ended March 31, 2022 decreased to $6.0 million, reflecting the launch of online sports wagering in Louisiana as mentioned above, as well as cost increases for food and other supplies. In the prior-year period, Adjusted Segment EBITDA was $7.6 million.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Total revenues during the three-months ended March 31, 2022 were flat at $8.6 million. Increases in slot revenue offset declines in table games revenue, with swings in win percentage affecting both of those factors.

Non-casino revenue increased by 2.4% (or $45,000) due to increases in food and beverage revenues of $125,000 that offset decreases in hotel revenues. The decline in hotel revenues was due to relatively flat average daily rates on fewer occupied room-nights. Rising Star had 10,638 occupied room-nights for the first quarter of 2022, compared to 11,592 occupied room-nights for the prior-year period.

Adjusted Segment EBITDA was flat at $1.1 million for each of the three-months ended March 31, 2022 and 2021. Results in the recent quarter were adversely affected by a low table games hold percentage of 10.1%, versus the three-year average of 17.2%. Conversely, a table games hold percentage of 26.0% in the first quarter of 2021 was meaningfully higher than the three-year average, which benefited results in the prior-year’s quarter. As mentioned above, the increase in slot revenue offset the decrease in the table games hold percentage.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix project. Total revenues during the three-months ended March 31, 2022 decreased by 28.3%, reflecting planned business disruptions to accommodate the construction of Chamonix. These disruptions include the temporary loss of all of the property’s on-site parking and all on-site hotel rooms, as well as the temporary loss of portions of the casino. To alleviate the lack of on-site parking, Bronco Billy’s currently offers, and incurs the cost of offering, complimentary valet parking, as well as a free shuttle service to an off-site parking lot.

Casino revenue decreased by 31.0% (or $1.6 million) for the three-months ended March 31, 2022, which was largely due to the construction disruptions mentioned above. Slot revenue declined by 32.8% (or $1.7 million), while table games revenue rose by 104.8% (or $73,000). Table games operations were significantly affected in the prior-year period by pandemic-related limitations, while operations in the recent period benefitted from the elimination of betting limits as of May 1, 2021.

Non-casino revenue decreased by 6.0% (or $38,000) for the three-months ended March 31, 2022 due mostly to declines in ATM and related surcharge income, partially offset by increased food and beverage and hotel revenues.

Adjusted Segment EBITDA for the three-months ended March 31, 2022 decreased by 118.7% to ($0.3 million). The decrease during the quarter was due to disruptions from the construction of Chamonix as described above, including additional operating expenses related to the operation of our new valet and parking shuttle service.

In addition to construction disruption due to our neighboring Chamonix project, we recently began the staged refurbishment of Bronco Billy’s itself. Accordingly, Bronco Billy’s contribution to earnings will likely, as expected, be impacted until its new, expanded amenities are completed, which we expect to be in 2023. The market in Cripple Creek is seasonal, favoring the summer months.

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

Total revenues during the three-months ended March 31, 2022 increased by 1.0%, primarily due to higher casino revenue.  Slot revenue improved by 6.9% (or $217,000) due to higher slot hold percentage on higher coin-in at Grand Lodge. However, table games revenue decreased by 20.7% (or $176,000) due to a 7.2 percentage point decrease in the table games hold percentage on higher table games drop.

Adjusted Segment EBITDA for the three-months ended March 31, 2022 decreased to $0.8 million, reflecting adverse table games hold and an increase in labor costs. Adjusted Segment EBITDA was $1.2 million in the prior-year period.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and, upon launch, Illinois.

For the three-months ended March 31, 2022, revenues and Adjusted Segment EBITDA were both $2.8 million, an increase from $1.0 million in the prior-year period. These results reflect an additional skin that contractually went live on December 1, 2021, as well as an acceleration of deferred revenue for two agreements that will cease operations in May 2022. In the prior-year period, only three skins were in operation. As previously disclosed, in February 2022, one of our contracted parties for sports wagering informed us of its intent to cease operations on May 15, 2022, which will create one available skin in each of Colorado and Indiana. We are currently negotiating with several potential replacement companies, but there can be no assurance that we will be able to replace these agreements on similar terms as our existing agreements.

In May 2022, we entered into an agreement whereby affiliates of Full House and Circa Sports will jointly develop and manage on-site sportsbooks at both The Temporary and American Place. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize our expected mobile sports skin in Illinois to conduct Internet sports wagering throughout the state. In exchange for such rights, we received a market access fee of $5 million in May 2022 and will also receive payments totaling at least $5 million per year, on an annualized basis, once Circa Sports launches its mobile sports skin in Illinois, pending customary regulatory approvals. The term of the agreement is for eight years, with two four-year extension opportunities at the option of Circa Sports.

Corporate

Corporate expenses for the three-months ended March 31, 2022 rose by 3.3% (or $62,000) primarily due to additional professional fees and other expenses related to our growth. Segment expenses were $2.0 million and $1.9 million for the first quarters of 2022 and 2021, respectively.

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

The following table presents a reconciliation of net income (loss) and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$110	$(3,445)
Income tax (benefit) provision	(5,612)	202
Interest expense, net of amounts capitalized	6,399	4,456
Loss on modification and extinguishment of debt	4,406	6,134
Adjustment to fair value of warrants	—	1,347
Operating income	5,303	8,694
Project development costs	165	47
Preopening costs	786	—
Depreciation and amortization	1,792	1,800
Loss on disposal of assets, net	8	104
Stock-based compensation	343	124
Adjusted EBITDA	$8,397	$10,769

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2022
(In thousands)

							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$5,251	$692	$7	$—	$—	$—	$5,950
Indiana	558	580	—	—	—	—	1,138
Colorado	(662)	342	1	—	—	—	(319)
Nevada	683	145	—	—	—	—	828
Contracted Sports Wagering	2,767	—	—	—	—	—	2,767
	8,597	1,759	8	—	—	—	10,364
Other operations
Corporate	(3,294)	33	—	165	786	343	(1,967)
	$5,303	$1,792	$8	$165	$786	$343	$8,397

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month period ended March 31, 2022 and 2021 included facility rents related to: (i) Mississippi of $0.5 million during 2022 and $0.6 million during 2021, (ii) Nevada of $0.5 million during each of 2022 and 2021, and (iii) Colorado of $0.2 million during each of 2022 and 2021.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2022, we had $319.5 million of cash and equivalents, including $210.5 million of restricted cash dedicated to the construction of Chamonix. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations, including construction activities.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three-months ended March 31, 2022 was $8.0 million, compared to cash provided by operations of $8.3 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2022 and 2021 periods, our operating cash flows decreased due in part to working capital changes.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three-months ended March 31, 2022 was $31.9 million, which primarily related to capital expenditures for Chamonix and The Temporary. Cash used in investing activities during the prior-year period was $3.4 million, which primarily related to the purchase of Carr Manor and other land parcels related to our Chamonix project.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the three-months ended March 31, 2022 was $94.1 million, compared to cash provided by financing activities of $235.4 million in the prior-year period. In February 2022, we received $102.0 million of gross proceeds from the issuance of our Additional Notes to develop The Temporary while American Place is under construction. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and gross proceeds of $46.0 million through our underwritten equity offering. These cash inflows in 2021 were offset by the payoff of the Prior Notes along with related prepayment premiums, the redemption of our former warrants, and expenses related to our debt and equity offerings.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix, The Temporary, and American Place. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the permanent American Place facility and the potential expansion of Silver Slipper, may require additional financing and/or temporarily reduce the Company’s ability to repay debt.

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

Debt

Long-term Debt. At March 31, 2022, we had $410.0 million of principal indebtedness outstanding under the Notes, and no drawn amounts under the Credit Facility or outstanding letters of credit. We also owe $3.2 million related to our finance lease of a hotel at Rising Star.

See Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we continue to make significant capital investments related to the construction of Chamonix, The Temporary and American Place.

Chamonix. In January 2021, we increased the size of the Chamonix project’s hotel capacity by 67%, to approximately 300 luxury guest rooms and suites from our previously planned 180 guest rooms. We also revised our construction budget for Chamonix in January 2022, increasing it from $180 million to approximately $250 million, reflecting supply chain issues, inflation, and a difficult construction environment. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to Chamonix’s construction (see Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations). We expect to invest approximately $125 million in 2022 and approximately $100 million in 2023, with an expected opening of Chamonix in the second quarter of 2023.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under construction, we will operate The Temporary by American Place. In advance of The Temporary’s expected opening in Fall 2022, pending customary regulatory approvals, we plan to invest approximately $100 million throughout 2022 to furnish, outfit and open the property, including significant upfront gaming license payments and the purchase of slot machines and other equipment that are expected to be transferred to the permanent casino once opened. To fund such construction, in February 2022, we issued $100.0 million of Additional Notes and increased the size of our revolving credit facility to $40.0 million (see Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations).

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2021. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2021. There has been no significant change in our estimation methods since the end of 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix, The Temporary, and American Place; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding our ability to replace our terminated sports wagering contracts in Colorado and Indiana and the expected commencement date of our sports wagering contract in Illinois; our ability to obtain the casino license for the Temporary and American Place; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2021, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The continuing COVID-19 pandemic, including the emergence of new variants, has heightened, and in some cases manifested, certain of the risks we normally face in our business, including those disclosed in the Annual Report.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Employment Agreement, dated April 11, 2022, between Full House Resorts, Inc. and John Ferrucci
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

Date: May 10, 2022	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 10, 2022	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)