Form 10-Q
period 2022-06-30
FULL HOUSE RESORTS INC
filed 2022-08-08
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 4, 2022, there were 34,384,085 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Casino	$29,488	$34,647	$58,572	$66,711
Food and beverage	6,933	7,440	13,444	13,541
Hotel	2,407	2,510	4,586	4,721
Other operations, including contracted sports wagering	5,555	2,845	9,204	4,677
	44,383	47,442	85,806	89,650
Operating costs and expenses
Casino	10,106	11,087	19,981	21,426
Food and beverage	6,752	5,928	13,320	11,288
Hotel	1,197	1,140	2,268	2,196
Other operations	545	551	1,007	946
Selling, general and administrative	14,184	14,007	29,577	28,420
Project development costs	17	126	182	173
Preopening costs	1,534	—	2,320	—
Depreciation and amortization	1,834	1,829	3,626	3,629
(Gain) loss on disposal of assets, net	(5)	568	3	672
	36,164	35,236	72,284	68,750
Operating income	8,219	12,206	13,522	20,900
Other (expense) income
Interest expense, net of amounts capitalized	(6,988)	(6,670)	(13,387)	(11,126)
(Loss) gain on modification and extinguishment of debt, net	(19)	30	(4,425)	(6,104)
Adjustment to fair value of warrants	—	—	—	(1,347)
	(7,007)	(6,640)	(17,812)	(18,577)
Income (loss) before income taxes	1,212	5,566	(4,290)	2,323
Income tax provision (benefit)	5,567	82	(45)	284
Net (loss) income	$(4,355)	$5,484	$(4,245)	$2,039

Basic (loss) earnings per share	$(0.13)	$0.16	$(0.12)	$0.07
Diluted (loss) earnings per share	$(0.13)	$0.15	$(0.12)	$0.06

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and equivalents	$108,231	$88,721
Restricted cash	190,160	176,572
Accounts receivable, net	8,889	4,693
Inventories	1,392	1,660
Prepaid expenses and other	5,303	3,726
	313,975	275,372

Property and equipment, net	217,174	149,540
Operating lease right-of-use assets, net	14,430	15,814
Goodwill	21,286	21,286
Other intangible assets, net	10,884	10,896
Deposits and other	2,010	934
	$579,759	$473,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,336	$8,411
Accrued payroll and related	4,111	5,473
Accrued interest	12,684	9,861
Other accrued liabilities	9,117	10,252
Current portion of operating lease obligations	3,668	3,542
Current portion of finance lease obligation	526	514
	46,442	38,053

Operating lease obligations, net of current portion	11,293	12,903
Finance lease obligation, net of current portion	2,518	2,783
Long-term debt, net	401,001	301,619
Deferred income taxes, net	1,010	1,055
Contract liabilities, net of current portion	8,056	4,714
	470,320	361,127
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,384,085 and 34,242,581 shares outstanding	4	4
Additional paid-in capital	109,708	108,911
Treasury stock, 918,464 and 1,059,968 common shares	(1,120)	(1,292)
Retained earnings	847	5,092
	109,439	112,715
	$579,759	$473,842

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balance, January 1, 2022	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715
Options exercised and restricted stocks vested	—	—	14	(103)	125	—	139
Stock-based compensation	—	—	343	—	—	—	343
Net income	—	—	—	—	—	110	110
Balance, March 31, 2022	35,302	4	109,268	957	(1,167)	5,202	113,307
Restricted stocks vested	—	—	(47)	(39)	47	—	—
Stock-based compensation	—	—	487	—	—	—	487
Net loss	—	—	—	—	—	(4,355)	(4,355)
Balance, June 30, 2022	35,302	$4	$109,708	918	$(1,120)	$847	$109,439

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2021	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Options exercised	—	—	36	(34)	42	—	78
Stock-based compensation	—	—	124	—	—	—	124
Net loss	—	—	—	—	—	(3,445)	(3,445)
Balance, March 31, 2021	35,302	4	107,959	1,227	(1,496)	(10,059)	96,408
Options exercised	—	—	104	(152)	185	—	289
Stock-based compensation	—	—	199	—	—	—	199
Net income	—	—	—	—	—	5,484	5,484
Balance, June 30, 2021	35,302	$4	$108,262	1,075	$(1,311)	$(4,575)	$102,380

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,245)	$2,039
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,626	3,629
Amortization of debt issuance costs and discounts (premium) on debt	797	634
Stock-based compensation	830	323
Change in fair value of stock warrants	—	1,347
Loss on disposal of assets, net	3	672
Proceeds from insurance related to property damage	—	1,334
Loss on modification and extinguishment of debt, net	4,425	6,104
Increases and decreases in operating assets and liabilities:
Accounts receivable	(4,196)	1,506
Prepaid expenses, inventories and other	(1,309)	(4,209)
Deferred taxes	(45)	284
Common stock warrant liability	—	(4,000)
Contract liabilities	3,238	25
Accounts payable and accrued expenses	1,064	9,094
Net cash provided by operating activities	4,188	18,782
Cash flows from investing activities:
Purchase of property and equipment	(64,061)	(10,539)
Other	(965)	(32)
Net cash used in investing activities	(65,026)	(10,571)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	100,000	310,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	2,000	—
Proceeds from equity offering, net of issuance costs	—	42,974
Payment of debt discount and issuance costs	(7,841)	(9,405)
Repayment of Senior Secured Notes due 2024	—	(106,825)
Prepayment premiums of Senior Secured Notes due 2024	—	(1,261)
Repayment of finance lease obligation	(254)	(242)
Proceeds from exercise of stock options	139	367
Other	(108)	24
Net cash provided by financing activities	93,936	235,632

Net increase in cash, cash equivalents and restricted cash	33,098	243,843
Cash, cash equivalents and restricted cash, beginning of period	265,293	37,698
Cash, cash equivalents and restricted cash, end of period	$298,391	$281,541

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$13,745	$891
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$12,089	$2,681

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

The Company currently operates five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing two additional properties: Chamonix Casino Hotel (“Chamonix”), adjacent to the Company’s existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado; and The Temporary by American Place (“The Temporary”) in Waukegan, Illinois. We also benefit from seven permitted sports wagering “skins,” three in Colorado, three in Indiana, and one in Illinois that we expect to receive upon the opening of The Temporary. As of June 30, 2022, five of our seven online skins are contracted with other companies, and four are currently in operation. These contracts allow the counterparties to operate online sports wagering sites under their brands, paying us a percentage of revenues, as defined in each respective agreement, subject to annual minimum amounts.

In December 2021, Full House was selected by the Illinois Gaming Board (“IGB”) to develop its American Place project in Waukegan, Illinois, a northern suburb of Chicago. During the period that the permanent American Place facility is under construction, we intend to operate a temporary casino facility named The Temporary. In May 2022, we commenced construction of The Temporary, which is expected to open in the fourth quarter of 2022, subject to customary regulatory approvals.

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

The Company manages its casinos based primarily on geographic regions within the United States and type of income. See Note 11 for further information.

COVID-19 Pandemic Update. The COVID-19 pandemic continues to evolve. Governmental authorities continue to update their precautionary measures and promote vaccination programs to manage the spread of the virus as different variants of the virus surface and subside. The Company has generally benefited from the gradual relaxation of pandemic-related business restrictions since 2021.

However, the COVID-19 pandemic, and certain precautionary measures, have created economic uncertainty both in the United States and globally, as well as significant volatility in, and disruption to, financial markets, labor markets and supply chains. Global supply chain disruptions have resulted in shipping delays, increased shipping costs, supply shortages, and inflationary pressures, including increases in prices for fuel, food, building materials, and other items. These increased costs, labor shortages, and supply shortages continued to put additional constraints on our operating business and our construction projects for the six-months ended June 30, 2022. We do not know when these cost, labor and supply chain issues will materially alleviate and, accordingly, they may continue to impact our existing business and our construction projects in the near term.

We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts on global macro-economic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic versus costs arising from factors that may have been influenced by the pandemic, including supply chain constraints, increased prices and inflationary pressures, labor shortages, and changes in the spending patterns of customers. These factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.

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

The Company utilizes Level 1 inputs when measuring the fair value of its 2028 Notes (see Note 6).

The Company utilizes Level 2 inputs when measuring the fair value of its asset purchases and acquisitions (see Note 5).

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under loyalty programs by property for various benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.8 million for each of June 30, 2022 and December 31, 2021, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at Rising Star Casino Resort, Bronco Billy’s Casino and Hotel, and The Temporary/American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time market access fees totaling $6 million in prior years, which were recorded as long-term liabilities and are being recognized as revenue ratably over the initial contract terms (or as accelerated due to termination), beginning with the commencement of operations. The market access fees are not refundable under ordinary circumstances. In May 2022, the Company received an additional $5 million of non-refundable, one-time market access fees for its executed Illinois Sports Agreement. As with the prior Sports Agreements, such market access fee was capitalized and will be amortized over the initial term of the agreement, beginning with the commencement of operations.

Indiana. The Company’s three Sports Agreements commenced operations in December 2019, April 2021 and December 2021. As noted below, one of such Sports Agreements ceased operations in May 2022.

Colorado. The Company’s three Sports Agreements commenced operations in June 2020, December 2020 and April 2021. As noted below, one of such Sports Agreements ceased operations in May 2022.

Illinois. The Company signed a Sports Agreement in May 2022 for Illinois. Such operations are expected to commence upon the opening of The Temporary, pending the receipt of customary gaming approvals.

In addition to the market access fees, deferred revenue includes the annual prepayment of contracted revenue, as required in two of the Sports Agreements. As of June 30, 2022, $1.0 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		June 30,	December 31,
	Balance Sheet Location	2022	2021
Deferred revenue, current	Other accrued liabilities	$1,718	$1,822
Deferred revenue, net of current portion	Contract liabilities, net of current portion	8,056	4,714
		$9,774	$6,536

In February 2022, one of the Company’s contracted parties for sports wagering gave notice of its intent to cease operations on May 15, 2022, which created one available skin in each of Colorado and Indiana. Accordingly, this accelerated the recognition of $1.6 million of deferred revenue, which was recognized through the May 2022 termination date, as opposed to the remaining eight years of the original 10-year term. The Company is currently negotiating with other companies to be the replacement operator for such skins, but there can be no assurance that the Company will be able to find replacement operators on similar terms or at all.

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

Revenue by Source. The Company presents earned revenue as disaggregated by the type or nature of the good or service (casino, food and beverage, hotel, and other operations comprised mainly of retail, golf, entertainment, and contracted sports wagering) and by relevant geographic region within Note 11.

Income Taxes. For interim income tax reporting, it was determined during the second quarter of 2022 that the Company’s annual effective tax rate could not be reasonably estimated. As a result, the Company used the actual year-to-date effective tax rate to determine the tax expense incurred during the three and six months ended June 30, 2022.

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

Preopening costs. Preopening costs are related to the preopening phases of new ventures, in accordance with accounting standards regarding start-up activities, and are expensed as incurred. These costs consist of payroll, advertising, outside services, organizational costs and other expenses directly related to new or start-up operations.

Recently Issued Accounting Pronouncements Not Yet Adopted. The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net, consists of the following:

(In thousands)	June 30,	December 31,
	2022	2021
Casino	$511	$398
Hotel	24	70
Trade Accounts	473	821
Other Operations, excluding Contracted Sports Wagering(1)	2,315	190
Contracted Sports Wagering	4,530	2,261
Other	1,301	1,210
	9,154	4,950
Less: Reserves	(265)	(257)
	$8,889	$4,693

_________

(1)

Includes the sale of “free play” at Rising Star for $2.1 million in May 2022, with such amount expected to be received in the third quarter of 2022. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers (though not sold until the third quarter in 2021).

Management believes that, as of June 30, 2022, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

4. LEASES

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

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its third renewal option to extend the lease term through January 2026, with current annual lease payments of $0.4 million. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

Third Street Corner Building through August 2023 and Option to Purchase. The Company leased a closed casino in Colorado in August 2018 and reopened it in November 2018. The reopened casino did not produce enough incremental revenue to offset the incremental costs, and it was closed in September 2020. The Company has the right to purchase the casino at any time during the extended lease term for $2.8 million.

As part of the Chamonix development project, this building is currently used as office space for construction personnel, obviating the need for construction trailers. The lease had an initial three-year term with annual lease payments of $0.2 million, and was subsequently extended to August 13, 2023, with current annual lease payments of $0.3 million.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 6). The lessor currently has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities, and such option has not been exercised by the lessor as of this report date. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term ending in August 2023.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At June 30, 2022, such potential purchase price was $3.0 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Three Months Ended		Six Months Ended
	Classification within	June 30,		June 30,
Lease Costs	Statement of Operations	2022	2021	2022	2021
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,172	$1,086	$2,337	$2,245
Short-term payments	Selling, General and Administrative Expenses	33	—	70	—
Variable payments	Selling, General and Administrative Expenses	352	418	738	820
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	39	78	78
Interest on lease liabilities	Interest Expense, Net	35	41	72	84
Total lease costs		$1,631	$1,584	$3,295	$3,227

Leases recorded on the balance sheet consist of the following:

(In thousands)
		June 30,	December 31,
Leases	Balance Sheet Classification	2022	2021
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$14,430	$15,814
Finance lease assets	Property and Equipment, Net(1)	4,644	4,722
Total lease assets		$19,074	$20,536

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,668	$3,542
Finance	Current Portion of Finance Lease Obligation	526	514
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	11,293	12,903
Finance	Finance Lease Obligation, Net of Current Portion	2,518	2,783
Total lease liabilities		$18,005	$19,742

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.1 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively.

Maturities of lease liabilities as of June 30, 2022 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2022 (excluding the six months ended June 30, 2022)	$2,450	$272
2023	3,641	652
2024	1,768	652
2025	1,538	652
2026	965	652
Thereafter	29,140	543
Total future minimum lease payments	39,502	3,423
Less: Amount representing interest	(24,541)	(379)
Present value of lease liabilities	14,961	3,044
Less: Current lease obligations	(3,668)	(526)
Long-term lease obligations	$11,293	$2,518

__________

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	June 30, 2022		December 31, 2021
Weighted-average remaining lease term
Operating leases	22.9	years	21.5	years
Finance lease	5.3	years	5.8	years
Weighted-average discount rate
Operating leases	9.39%		9.32%
Finance lease	4.50%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows for operating leases	$2,436	$2,439
Operating cash flows for finance lease	$72	$84
Financing cash flows for finance lease	$254	$242

5. ACQUISITIONS

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

6. LONG-TERM DEBT

Long-term debt, related premium (discount) and issuance costs consist of the following:

(In thousands)	June 30,	December 31,
	2022	2021
Revolving Credit Facility due 2026	$—	$—
Senior Secured Notes due 2028(1)	410,000	310,000
Less: Unamortized debt issuance costs and premium/(discount), net	(8,999)	(8,381)
	$401,001	$301,619

__________

(1)	The estimated fair value of these notes was approximately $325.8 million for June 30, 2022 and $327.5 million for December 31, 2021. The fair value was estimated using quoted market prices for these notes.

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with this financial covenant as of June 30, 2022.

7. INCOME TAXES

The Company’s effective income tax rates for the three and six months ended June 30, 2022 and 2021 were 459.3% and 1.0%, respectively, compared to effective income tax rates of 1.5% and 12.2% for the corresponding prior-year periods. The Company’s income tax expense or benefit for interim periods has historically been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items. During the second quarter of 2022, it was determined that minor changes to the Company’s forecast caused significant changes to the AETR, resulting in tax expense that was incomparable, period-over-period. Specifically, a slight movement in year-to-date pretax book income would exaggerate the impact of items that drive tax expense, resulting in large fluctuations in AETR and the resultant tax expense/(benefit). As a result, the Company calculated the actual tax expense based on the results of operations during the three and six months ended June 30, 2022. This differs from the methodology used in the first quarter of 2022 to provide a more useful income tax expense for the current period.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. As of June 30, 2022, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

In the future, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets, as required under ASC 740, then we may reverse some or all of our valuation allowance. We will continue to evaluate the need for the valuation allowance during each interim period in 2022. Absent any unforeseen impact to our operations, we expect that a continuing trend of net income improvements could result in the reversal of the valuation allowance by the end of 2022. Such valuation allowance and its potential reversal has no impact on the actual income taxes paid or the Company’s financial situation.

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

Contracted Sports Wagering in Illinois

In May 2022, the Company entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place casinos in Illinois. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize the Company’s expected mobile sports skin to conduct Internet sports wagering throughout Illinois. In exchange for such rights, the Company received a non-refundable market access fee of $5 million in May 2022, and will also receive a percentage of revenues (as defined) totaling at least $5 million per year, on an annualized basis, once Circa Sports launches operations in Illinois, which is contingent upon receipt of customary regulatory approvals in Illinois. The term of the agreement is non-cancellable under normal circumstances by Circa Sports for eight years, followed by two four-year extension opportunities at the option of Circa Sports.

9. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted (loss) earnings per share of common stock:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income ─ basic	$(4,355)	$5,484	$(4,245)	$2,039
Net (loss) income ─ diluted	$(4,355)	$5,484	$(4,245)	$2,039

Denominator:
Weighted-average common and common share equivalents ─ basic	34,364	34,156	34,313	30,776
Potential dilution from share-based awards	52	2,472	45	2,380
Weighted-average common and common share equivalents ─ diluted	34,416	36,628	34,358	33,156
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,477	172	1,944	172

10. SHARE-BASED COMPENSATION

Performance-Based Shares. The Company issued a total of 36,849 performance-based shares to three of the Company’s executives during the first quarter of 2022, of which 5,734 performance-based shares were canceled in April 2022. In the second quarter of 2022, an additional total of 70,834 performance-based shares were issued to three other Company executives. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2022, December 31, 2023, and December 31, 2024. For the 2022 period, one-sixth of such performance-based shares will vest on the anniversary date of the award if the Company’s annual Adjusted EBITDA for 2022 reflects at least 10% per annum growth since 2019, and one-sixth of such performance-based shares will vest on the anniversary date if the Company’s annual Free Cash Flow Per Share for 2022 reflects at least 12% per annum growth since 2019. Vesting of the performance-based shares is similar for the 2023 and 2024 periods.

On March 14, 2022, due to the Company exceeding certain growth metrics in 2021, 23,325 previously-issued performance shares vested, resulting in the issuance of a similar number of shares of stock. Similarly, on May 15, 2022, an additional 6,917 performance shares vested.

Restricted Stock Awards. On May 19, 2022, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 51,849 restricted shares under the 2015 Plan with a one-year vesting period.

As of June 30, 2022, the Company had 1,252,082 share-based awards authorized by shareholders and available for grant from the Company’s 2015 Equity Incentive Plan.

The following table summarizes information related to the Company’s common stock options as of June 30, 2022:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2022	3,221,956	$2.19
Granted	384,598	7.82
Exercised	(79,750)	1.74
Canceled/Forfeited	(50,000)	8.72
Expired	—	—
Options outstanding at June 30, 2022	3,476,804	$2.73
Options exercisable at June 30, 2022	2,755,127	$1.86

Components of compensation expense are as follows:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Compensation Expense	2022	2021	2022	2021
Stock options	$302	$133	$520	$236
Restricted and performance-based shares	185	66	310	87
	$487	$199	$830	$323

As of June 30, 2022, there was approximately $2.6 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.3 years. As of such date, there was also $1.3 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.5 years.

11. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its reporting segments based on geographic regions within the United States and type of income. Its operating segments, as of 2022, are:  Mississippi, Indiana, Colorado, Nevada, and Contracted Sports Wagering. The Company’s management views the states where each of its casino resorts are located as operating segments, in addition to its contracted sports wagering segment. Operating segments are aggregated based on geography, economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure.

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended June 30, 2022
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$14,082	$7,115	$3,491	$4,800	$—	$29,488
Food and beverage	5,252	984	428	269	—	6,933
Hotel	1,288	974	145	—	—	2,407
Other operations, including contracted sports wagering	517	2,724	48	97	2,169	5,555
	$21,139	$11,797	$4,112	$5,166	$2,169	$44,383

Adjusted Segment EBITDA	$5,255	$3,894	$236	$1,448	$2,196	$13,029
Other operating costs and expenses:
Depreciation and amortization						(1,834)
Corporate expenses						(943)
Project development costs						(17)
Preopening costs						(1,534)
Gain on disposal of assets, net						5
Stock-based compensation						(487)
Operating income						8,219
Other expenses:
Interest expense, net						(6,988)
Loss on modification of debt						(19)
						(7,007)
Income before income taxes						1,212
Income tax provision						5,567
Net loss						$(4,355)

(In thousands)	Three Months Ended June 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$16,872	$7,886	$5,575	$4,314	$—	$34,647
Food and beverage	5,561	939	624	316	—	7,440
Hotel	1,268	1,131	111	—	—	2,510
Other operations, including contracted sports wagering	538	621	72	85	1,529	2,845
	$24,239	$10,577	$6,382	$4,715	$1,529	$47,442

Adjusted Segment EBITDA	$8,983	$2,666	$1,839	$1,412	$1,500	$16,400
Other operating costs and expenses:
Depreciation and amortization						(1,829)
Corporate expenses						(1,472)
Project development costs						(126)
Loss on disposal of assets, net						(568)
Stock-based compensation						(199)
Operating income						12,206
Other (expense) income:
Interest expense, net						(6,670)
Gain on extinguishment of debt						30
						(6,640)
Income before income taxes						5,566
Income tax provision						82
Net income						$5,484

(In thousands)	Six Months Ended June 30, 2022
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$28,764	$13,831	$7,123	$8,854	$—	$58,572
Food and beverage	10,191	1,857	848	548	—	13,444
Hotel	2,509	1,796	281	—	—	4,586
Other operations, including contracted sports wagering	986	2,948	95	175	5,000	9,204
	$42,450	$20,432	$8,347	$9,577	$5,000	$85,806

Adjusted Segment EBITDA	$11,206	$5,033	$(86)	$2,277	$4,964	$23,394
Other operating costs and expenses:
Depreciation and amortization						(3,626)
Corporate expenses						(2,911)
Project development costs						(182)
Preopening costs						(2,320)
Loss on disposal of assets, net						(3)
Stock-based compensation						(830)
Operating income						13,522
Other expenses:
Interest expense, net						(13,387)
Loss on modification of debt						(4,425)
						(17,812)
Loss before income taxes						(4,290)
Income tax benefit						(45)
Net loss						$(4,245)

(In thousands)	Six Months Ended June 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$32,912	$14,601	$10,839	$8,359	$—	$66,711
Food and beverage	10,255	1,686	1,037	563	—	13,541
Hotel	2,439	2,050	232	—	—	4,721
Other operations, including contracted sports wagering	990	830	178	161	2,518	4,677
	$46,596	$19,167	$12,286	$9,083	$2,518	$89,650

Adjusted Segment EBITDA	$16,613	$3,799	$3,548	$2,636	$2,477	$29,073
Other operating costs and expenses:
Depreciation and amortization						(3,629)
Corporate expenses						(3,376)
Project development costs						(173)
Loss on disposal of assets, net						(672)
Stock-based compensation						(323)
Operating income						20,900
Other expenses:
Interest expense, net						(11,126)
Loss on extinguishment of debt						(6,104)
Adjustment to fair value of warrants						(1,347)
						(18,577)
Income before income taxes						2,323
Income tax provision						284
Net income						$2,039

(In thousands)	June 30,	December 31,
	2022	2021
Total Assets
Mississippi	$84,406	$85,838
Indiana	37,250	34,857
Colorado	318,169	258,436
Nevada	13,405	13,091
Contracted Sports Wagering	4,463	2,168
Corporate and Other(1)	122,066	79,452
	$579,759	$473,842

__________

(1)Includes $24.6 million related to American Place in 2022, which is expected to open in the fourth quarter of 2022.

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment, and retail outlets, among other amenities. We currently operate five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing two additional properties: Chamonix Casino Hotel (“Chamonix”) in Cripple Creek, Colorado; and The Temporary by American Place (“The Temporary”) in Waukegan, Illinois. We also benefit from seven permitted sports “skins”: three in Colorado, three in Indiana, and one in Illinois that we expect to receive upon the opening of The Temporary, pending customary regulatory approvals. As of June 30, 2022, five of our seven online skins are contracted with other companies, and four are currently in operation. These contracts allow the counterparties to operate online sports wagering sites under their own brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts.

In December 2021, we were selected by the Illinois Gaming Board (“IGB”) to develop our American Place project in Waukegan, Illinois, a northern suburb of Chicago. While the permanent American Place facility is under construction, we intend to operate a temporary casino facility named The Temporary. In May 2022, we commenced construction of The Temporary, which is expected to open in the fourth quarter of 2022, subject to customary regulatory approvals.

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

However, the COVID-19 pandemic, and certain precautionary and stimulus measures, have created economic uncertainty both in the United States and globally, as well as significant volatility in, and disruption to, financial markets, labor markets and supply chains. Global supply chain disruptions have resulted in shipping delays, increased shipping costs, supply shortages, and inflationary pressures, including increases in prices for fuel, food, building materials, and other items. These increased costs, labor shortages, and supply shortages continued to put additional constraints on our operating business and our construction projects for the six months ended June 30, 2022. We do not know when these cost, labor, and supply chain issues will materially alleviate and, accordingly, they may continue to impact our existing business and our construction projects in the near term.

At the same time, government stimulus checks and infrastructure packages can positively affect our businesses.  The timing and scale of such packages, however, is inconsistent amongst periods and such government programs are uncertain to continue into the future at the same levels that they have in the past, if at all.

We believe that as the COVID-19 pandemic evolves, the direct and indirect impacts on global macro-economic conditions, as well as conditions specific to us, are becoming more difficult to isolate or quantify. In addition, these direct and indirect factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic versus costs arising from factors that may have been influenced by the pandemic, including supply chain constraints, inflationary pressures, labor shortages, and changes in the spending pattern of customers. These factors and their effects on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.

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

Sports Wagering in Illinois.  In May 2022, we entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize our expected mobile sports skin in Illinois to conduct Internet sports wagering throughout the state upon the opening of the Temporary, subject to customary regulatory approvals. In exchange for such rights, we received a non-refundable market access fee of $5 million in May 2022 and will also receive a percentage of revenues (as defined) totaling at least $5 million, on an annualized basis, once Circa Sports commences operations in Illinois. The term of the agreement is for eight years, followed by two four-year extension opportunities at the option of Circa Sports.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Increase /	June 30,		Increase /
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$44,383	$47,442	(6.4)%	$85,806	$89,650	(4.3)%
Operating expenses	36,164	35,236	2.6%	72,284	68,750	5.1%
Operating income	8,219	12,206	(32.7)%	13,522	20,900	(35.3)%
Interest and other non-operating expenses, net	7,007	6,640	5.5%	17,812	18,577	(4.1)%
Income tax provision (benefit)	5,567	82	6,689.0%	(45)	284	(115.8)%
Net (loss) income	$(4,355)	$5,484	(179.4)%	$(4,245)	$2,039	(308.2)%

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Increase /	June 30,		Increase /
	2022	2021	(Decrease)	2022	2021	(Decrease)
Casino revenues
Slots	$25,838	$30,554	(15.4)%	$51,365	$57,616	(10.8)%
Table games	3,534	3,514	0.6%	6,810	7,382	(7.7)%
Other	116	579	(80.0)%	397	1,713	(76.8)%
	29,488	34,647	(14.9)%	58,572	66,711	(12.2)%

Non-casino revenues, net
Food and beverage	6,933	7,440	(6.8)%	13,444	13,541	(0.7)%
Hotel	2,407	2,510	(4.1)%	4,586	4,721	(2.9)%
Other	5,555	2,845	95.3%	9,204	4,677	96.8%
	14,895	12,795	16.4%	27,234	22,939	18.7%
Total revenues	$44,383	$47,442	(6.4)%	$85,806	$89,650	(4.3)%

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

Revenues. Consolidated total revenues decreased by $3.1 million and $3.8 million for the respective three- and six-month periods ended June 30, 2022, primarily due to the absence of government stimulus programs of the same scale as in the prior-year periods; the competitive launch of online sports wagering in nearby Louisiana, which adversely affected our in-house sportsbook in Mississippi; and planned construction disruptions at Bronco Billy’s to advance the completion of our Chamonix project. Additionally, our revenues were impacted by factors that are inherently hard to quantify, as discussed in the “Recent Developments – COVID-19 Pandemic Update” section above. These include inflationary pressures, which could affect the spending pattern of customers, as well as labor shortages for us to efficiently meet the demands of potential customers. These declines in revenue were offset, in part, by “Other Non-casino Revenues” that included $2.2 million and $5.0 million of revenue related to our Contracted Sports Wagering segment for the respective three and six months ended June 30, 2022, versus $1.5 million and $2.5 million, respectively, in the prior-year periods.

Operating Expenses. Consolidated operating expenses increased by $0.9 million and $3.5 million for the respective three and six months ended June 30, 2022, primarily due to preopening costs for The Temporary (expected to open in the fourth quarter of 2022) and for Chamonix (expected to open in mid-2023), as well as higher food and beverage costs. To a lesser extent, increases in operating expenses during 2022 were also attributed to higher property insurance costs in Mississippi, additional professional fees, and other expenses related to our growth.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense consists of the following:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest cost (excluding bond fee amortization and premium)	$8,660	$6,569	$16,051	$11,000
Amortization of debt issuance costs and discount (premium)	411	350	797	634
Capitalized interest	(2,083)	(249)	(3,461)	(508)
	$6,988	$6,670	$13,387	$11,126

The increases in interest expense for the three- and six-month periods were primarily due to the February 2022 issuance of the Additional Notes to fund construction of The Temporary, which is expected to open in the fourth quarter of 2022. The increases in interest expense were partially offset by increases in capitalized interest due to the construction of The Temporary and Chamonix projects.

Other Non-Operating Expenses, Net

For the respective three- and six-month periods ended June 30, 2022, we had approximately $19,000 and $4.4 million of other non-operating expenses, primarily consisting of debt modification costs related to our Additional Notes offering in February 2022. The corresponding prior-year periods had other non-operating income of $30,000 and other non-operating expense of $7.5 million, respectively, with the six-month period including $6.1 million for the extinguishment of our Prior Notes and $1.3 million for the settlement of our former warrants.

Income Tax Expense. We recognized an income tax provision of $5.6 million and an income tax benefit of $45,000 for the respective three and six months ended June 30, 2022, which resulted in effective income tax rates of 459.3% and 1.0%, respectively. For the three and six months ended June 30, 2021, we recognized respective income tax provisions of $82,000 and $0.3 million, which resulted in effective income tax rates of 1.5% and $12.2%, respectively.

See Note 7 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our tax expense calculations.

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

(In thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2022	2021	(Decrease)		2022	2021	(Decrease)
Revenues
Mississippi	$21,139	$24,239	(12.8)%		$42,450	$46,596	(8.9)%
Indiana	11,797	10,577	11.5%		20,432	19,167	6.6%
Colorado	4,112	6,382	(35.6)%		8,347	12,286	(32.1)%
Nevada	5,166	4,715	9.6%		9,577	9,083	5.4%
Contracted Sports Wagering	2,169	1,529	41.9%		5,000	2,518	98.6%
	$44,383	$47,442	(6.4)%		$85,806	$89,650	(4.3)%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$5,255	$8,983	(41.5)%		$11,206	$16,613	(32.5)%
Indiana	3,894	2,666	46.1%		5,033	3,799	32.5%
Colorado	236	1,839	(87.2)%		(86)	3,548	(102.4)%
Nevada	1,448	1,412	2.5%		2,277	2,636	(13.6)%
Contracted Sports Wagering	2,196	1,500	46.4%		4,964	2,477	100.4%
Adjusted Segment EBITDA	13,029	16,400	(20.6)%		23,394	29,073	(19.5)%
Corporate	(943)	(1,472)	(35.9)%		(2,911)	(3,376)	(13.8)%
Adjusted EBITDA	$12,086	$14,928	(19.0)%		$20,483	$25,697	(20.3)%

Adjusted Segment EBITDA Margin
Mississippi	24.9%	37.1%	(12.2)	pts	26.4%	35.7%	(9.3)	pts
Indiana	33.0%	25.2%	7.8	pts	24.6%	19.8%	4.8	pts
Colorado	5.7%	28.8%	(23.1)	pts	(1.0)%	28.9%	(29.9)	pts
Nevada	28.0%	29.9%	(1.9)	pts	23.8%	29.0%	(5.2)	pts
Contracted Sports Wagering	101.2%	98.1%	3.1	pts	99.3%	98.4%	0.9	pts

The following table summarizes the consolidated results of our casino activity by key performance indicators as previously defined:

	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
(In thousands)	2022	2021	(Decrease)		2022	2021	(Decrease)

Slot coin-in	$470,735	$514,117	(8.4)%		$932,903	$899,618	3.7%
Slot win	$35,241	$39,281	(10.3)%		$69,476	$69,947	(0.7)%
Slot hold percentage(1)	7.5%	7.6%	(0.1)	pts	7.4%	7.8%	(0.4)	pts
Table game drop	$18,509	$18,965	(2.4)%		$34,090	$32,845	3.8%
Table game win	$3,573	$3,563	0.3%		$6,877	$6,578	4.6%
Table game hold percentage(1)	19.3%	18.8%	0.5	pts	20.2%	20.0%	0.2	pts

__________

(1)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.0%, respectively.

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. The prior year’s three- and six-month periods were among the best in the property’s history in terms of casino revenue and total revenue, benefiting from the issuance of government stimulus checks to customers. Compared to the prior-year periods, total revenues during the three and six months ended June 30, 2022 decreased by 12.8% and 8.9%, respectively, primarily due to a decline in casino revenue. Slot revenue declined by 15.6% (or $2.3 million) and 10.7% (or $2.9 million) for the respective three- and six-month periods due to lower volumes. Table games revenue declined by 5.2% for the three-month period due to a lower hold percentage, but rose by 1.0 % for the six-month period from slightly higher volume and hold. Other casino revenues decreased by $0.4 million and $1.3 million for the respective three- and six-month periods, primarily from our on-site sports book, which was affected by the competitive launch of online sports wagering within nearby Louisiana.

Non-casino revenue decreased by 4.2% for the three-months ended June 30, 2022, primarily due to a 5.6% decrease in food and beverage revenue (or $0.3 million), while hotel revenues increased slightly by 1.5%. Hotel occupancy for the three-months ended June 30, 2022 was 94.1%, compared to 95.2% in the prior-year period. For the six-months ended June 30, 2022, non-casino revenue was relatively flat, as a 0.6% decrease in food and beverage revenue (or $62,000) was offset by a 2.9% increase in hotel revenue due to higher average daily room rates. Hotel occupancy for the six-months ended June 30, 2022 was 93.5%, versus 94.4% in the prior-year period.

Adjusted Segment EBITDA for the three and six months ended June 30, 2022 decreased by 41.5% and 32.5%, respectively, reflecting revenue declines from a lack of stimulus payments and the launch of online sports wagering in Louisiana mentioned above; increases of $0.4 million and $0.6 million, respectively, in property insurance costs; and increases to the cost of food.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Total revenues during the respective three and six months ended June 30, 2022 increased by 11.5% and 6.6%, primarily due to the sale of “free play” at Rising Star. The state’s casinos are permitted to transfer “free play” to other casino operators within Indiana. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers. Such sales resulted in $2.1 million of revenue and income in the second quarter of 2022. Rising Star also sold its “free play” for $2.1 million during 2021, although not until the third quarter.

Similar to the Silver Slipper, Rising Star also benefited from customers receiving government stimulus payments due to the COVID-19 pandemic in the prior-year period. As a result, casino revenue for the three-months ended June 30, 2022 declined by 9.8%. Slot revenue decreased by 9.2% (or $0.7 million) and table game revenue declined by 14.7% (or $0.1 million), both due to lower volumes during the second quarter of 2022. Similarly, casino revenue for the six-months ended June 30, 2022 declined by 5.3%, primarily due to a decrease in table games revenue of 39.8% (or $0.7 million) from lower table game drop.

Non-casino revenue increased by 74.0% and 44.6% during the respective three and six months ended June 30, 2022, primarily due to the sale of “free play” for $2.1 million noted above and increases in food and beverage revenue of 4.9% and 10.1% for the respective periods in 2022. Hotel revenues declined by 13.9% and 12.4% during the respective three and six months ended June 30, 2022, due to relatively flat average daily rates on fewer occupied room-nights. Rising Star had 12,691 occupied room-nights for the second quarter of 2022, compared to 14,827 occupied room-nights for the prior-year period. For the six-months ended June 30, 2022, Rising Star had 23,329 occupied room-nights, compared to 26,419 occupied room-nights for the prior-year period.

Adjusted Segment EBITDA during the respective three and six months ended June 30, 2022 increased by 46.1% and 32.5%, primarily due to the sale of “free play.” Marketing costs during the three and six months ended June 30, 2022 increased to address lower volumes during 2022, as the 2021 periods were assisted by the issuance of government stimulus checks to customers due to the COVID-19 pandemic. Total operating costs improved by $0.1 million and $10,000 for the three and six months ended June 30, 2022.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix project. Total revenues during the three and six months ended June 30, 2022 decreased by 35.6% and 32.1%, respectively, reflecting planned business disruptions to accommodate the construction of Chamonix. These disruptions include the temporary loss of all of the property’s on-site parking and all on-site hotel rooms, as well as the temporary loss of major portions of the casino. To alleviate the lack of on-site parking, Bronco Billy’s currently incurs the additional cost of complimentary valet parking, as well as a free shuttle service to an off-site parking lot.

Casino revenue decreased by 37.4% (or $2.1 million) and 34.3% (or $3.7 million) for the three and six months ended June 30, 2022, which were largely due to the construction disruptions mentioned above. For the respective three and six months ended June 30, 2022, slot revenue declined by 39.4% (or $2.1 million) and 36.2% (or $3.9 million), while table games revenue rose by 54.5% (or $66,000) and 72.9% (or $139,000) due to higher holds on increased volumes. Table games operations in the prior-year period were significantly affected by pandemic-related limitations.

Non-casino revenue decreased by 23.0% (or $186,000) and 15.5% (or $224,000) for the respective three and six months ended June 30, 2022, due to declines in food and beverage revenue after the temporary closing of the property’s steakhouse in May 2022 and, to a lesser extent, declines in hotel revenues.

Adjusted Segment EBITDA for the respective three and six months ended June 30, 2022 decreased by 87.2% to $236,000 and 102.4 % to $(86,000). The decrease during the quarter was due to disruptions from the construction of Chamonix. As described above, such disruptions resulted in additional operating expenses, including the operation of our new valet and parking shuttle services.

In addition to construction disruption due to our neighboring Chamonix project, we are currently undergoing a modest refurbishment of a portion of Bronco Billy’s, expected to cost approximately $2 million. Accordingly, Bronco Billy’s contribution to earnings will likely be impacted until the completion of such refurbishment later this year, as well as the completion of Chamonix’s construction in mid-2023. The market in Cripple Creek is seasonal, favoring the summer months.

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

Total revenues during the respective three and six months ended June 30, 2022 increased by 9.6% and 5.4%, primarily due to higher casino revenue. Slot revenue improved by 9.2% (or $0.3 million) and 8.1% (or $0.6 million) for the respective three and six months ended June 30, 2022 due to increases in slot volumes and higher slot hold percentages at Grand Lodge. Table games revenue increased by 25.9% (or $173,000) for the three-months ended June 30, 2022, similarly due to an increase in table games volume and a higher hold percentage. For the six-months ended June 30, 2022, table games revenue was approximately flat despite an adverse table games hold percentage in the first quarter of 2022.

Adjusted Segment EBITDA for the three-months ended June 30, 2022 increased to $1.4 million, reflecting improvements in casino revenue, while Adjusted Segment EBITDA for the six-months ended June 30, 2022 decreased to $2.3 million, reflecting adverse table games hold earlier during the year and an increase in labor costs. Adjusted Segment EBITDA was $1.4 million and $2.6 million in the corresponding prior-year periods.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and, upon launch, Illinois.

For the three-months ended June 30, 2022, revenues and Adjusted Segment EBITDA were both $2.2 million, an increase from $1.5 million in the prior-year period. For the six-months ended June 30, 2022, revenues and Adjusted Segment EBITDA were both $5.0 million, an increase from $2.5 million in the prior-year period. These results reflect an additional skin that contractually went live on December 1, 2021, as well as an acceleration of deferred revenue for two agreements that ceased operations in May 2022, when one of the Company’s contracted parties ceased operations. We anticipate entering into new agreements for the utilization of such skins, one each in Colorado and Indiana, but there can be no assurance that we will be able to replace these agreements on similar terms as our previous agreements or at all.

For details on our agreement with Circa Sports, see “Recent Developments – Sports Wagering in Illinois” as discussed above in the “Executive Overview.”

Corporate

Corporate expenses for the respective three and six months ended June 30, 2022 declined by 35.9% (or $0.5 million) and 13.8% (or $0.5 million), primarily due to a decrease in accrued bonus compensation. Corporate expenses were $0.9 million and $1.5 million for the three-months ended June 30, 2022 and 2021, respectively. For the six-months ended June 30, 2022 and 2021, corporate expenses were $2.9 million and $3.4 million, respectively.

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

The following table presents a reconciliation of net (loss) income and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(4,355)	$5,484	$(4,245)	$2,039
Income tax provision (benefit)	5,567	82	(45)	284
Interest expense, net of amounts capitalized	6,988	6,670	13,387	11,126
Loss (gain) on modification and extinguishment of debt, net	19	(30)	4,425	6,104
Adjustment to fair value of warrants	—	—	—	1,347
Operating income	8,219	12,206	13,522	20,900
Project development costs	17	126	182	173
Preopening costs	1,534	—	2,320	—
Depreciation and amortization	1,834	1,829	3,626	3,629
(Gain) loss on disposal of assets, net	(5)	568	3	672
Stock-based compensation	487	199	830	323
Adjusted EBITDA	$12,086	$14,928	$20,483	$25,697

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended June 30, 2022
(In thousands)

							Adjusted
							Segment
	Operating	Depreciation	Gain on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$4,561	$694	$—	$—	$—	$—	$5,255
Indiana	3,307	587	—	—	—	—	3,894
Colorado	(781)	353	(5)	—	669	—	236
Nevada	1,277	171	—	—	—	—	1,448
Contracted Sports Wagering	2,196	—	—	—	—	—	2,196
	10,560	1,805	(5)	—	669	—	13,029
Other operations
Corporate	(2,341)	29	—	17	865	487	(943)
	$8,219	$1,834	$(5)	$17	$1,534	$487	$12,086

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended June 30, 2022 and 2021 included facility rents related to: (i) Mississippi of $0.5 million during 2022 and $0.6 million during 2021, (ii) Nevada of $0.5 million during each of 2022 and 2021, and (iii) Colorado of $(0.2) million during 2022 and $0.1 million during 2021. In the second quarter of 2022, $0.4 million of qualifying rent in Colorado was reclassified to preopening costs for Chamonix’s expected opening in mid-2023.

For the Six Months Ended June 30, 2022
(In thousands)
			Loss /				Adjusted
			(gain)				Segment
	Operating	Depreciation	on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$9,813	$1,385	$8	$—	$—	$—	$11,206
Indiana	3,866	1,167	—	—	—	—	5,033
Colorado	(1,445)	695	(5)	—	669	—	(86)
Nevada	1,960	317	—	—	—	—	2,277
Contracted Sports Wagering	4,964	—	—	—	—	—	4,964
	19,158	3,564	3	—	669	—	23,394
Other operations
Corporate	(5,636)	62	—	182	1,651	830	(2,911)
	$13,522	$3,626	$3	$182	$2,320	$830	$20,483

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the six-month periods ended June 30, 2022 and 2021 included facility rents related to: (i) Mississippi of $1.1 million during 2022 and $1.2 million during 2021, (ii) Nevada of $0.9 million during each of 2022 and 2021, and (iii) Colorado of $6,000 during 2022 and $0.2 million during 2021. During the 2022 period, $0.4 million of qualifying rent in Colorado was reclassified to preopening costs for Chamonix’s expected opening in mid-2023.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2022, we had $298.4 million of cash and equivalents, including $190.2 million of restricted cash dedicated to the completion of Chamonix’s construction. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations, including construction activities.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the six-months ended June 30, 2022 was $4.2 million, compared to cash provided by operations of $18.8 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Comparing the 2022 and 2021 periods, our operating cash flows decreased due to our decrease in income and to working capital changes.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six-months ended June 30, 2022 was $65.0 million, which primarily related to capital expenditures for Chamonix and The Temporary/American Place. Cash used in investing activities during the prior-year period was $10.6 million, which primarily related to the purchase of Carr Manor and other land parcels related to our Chamonix project.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the six-months ended June 30, 2022 was $93.9 million, compared to cash provided by financing activities of $235.6 million in the prior-year period. In February 2022, we received $102.0 million of gross proceeds from the issuance of our Additional Notes to construct The Temporary while American Place is under development. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and gross proceeds of $46.0 million through our underwritten equity offering. These cash inflows in 2021 were offset by the payoff of the Prior Notes (including related prepayment premiums), and expenses related to our debt and equity offerings.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix, The Temporary, and American Place. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the permanent American Place facility and the potential future expansion of Silver Slipper, are likely to require additional financing and/or temporarily reduce the Company’s ability to repay debt.

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

Debt

Long-term Debt. At June 30, 2022, we had $410.0 million of principal indebtedness outstanding under the Notes, no drawn amounts under the Credit Facility, and an outstanding $1 million standby letter of credit related to The Temporary’s construction. We also owe $3.0 million related to our finance lease of a hotel at Rising Star.

See Note 6 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we continue to make significant capital investments related to the construction of Chamonix, The Temporary and American Place.

Chamonix. In January 2021, we increased the size of the Chamonix project’s hotel capacity by 67%, to approximately 300 luxury guest rooms and suites from our previously-planned 180 guest rooms. We also revised our construction budget for Chamonix in January 2022, increasing it from $180 million to approximately $250 million, reflecting supply chain issues, inflation, and a difficult construction environment. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of Chamonix’s construction (see Note 6 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations). We expect to invest approximately $100 million in 2022 and approximately $125 million in 2023, with an expected opening of Chamonix in mid-2023.

American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under construction, we will operate The Temporary by American Place. In advance of The Temporary’s expected opening in the fourth quarter of 2022, pending customary regulatory approvals, we plan to invest approximately $80 million in 2022 and approximately $20 million in 2023 to furnish, outfit and open the property, including significant upfront gaming license payments and the purchase of casino equipment that is expected to be transferred to the permanent casino once opened. To fund such construction, in February 2022, we issued $100.0 million of Additional Notes and increased the size of our revolving credit facility to $40.0 million (see Note 6 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations).

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino contains an option for the lessor to purchase our leasehold interest and related casino operating assets. See Note 4 to the accompanying consolidated financial statements for further information.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix, The Temporary, and American Place; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including expected revenues and expenses, our expectations regarding our ability to replace our terminated sports wagering contracts in Colorado and Indiana, and the expected commencement date of our sports wagering contract in Illinois; our ability to obtain the casino license for the Temporary and American Place; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

FULL HOUSE RESORTS, INC.

Date: August 5, 2022	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 5, 2022	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)