Form 10-Q
period 2022-09-30
FULL HOUSE RESORTS INC
filed 2022-11-08
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 3, 2022, there were 34,399,084 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Casino	$29,721	$32,506	$88,293	$99,217
Food and beverage	6,811	7,092	20,255	20,633
Hotel	2,490	2,469	7,076	7,190
Other operations, including contracted sports wagering	2,371	5,171	11,575	9,848
	41,393	47,238	127,199	136,888
Operating costs and expenses
Casino	10,292	11,261	30,273	32,687
Food and beverage	6,814	6,199	20,134	17,487
Hotel	1,256	1,136	3,524	3,332
Other operations	587	576	1,594	1,522
Selling, general and administrative	15,218	14,791	44,795	43,211
Project development costs, net	(149)	318	33	491
Preopening costs	2,594	17	4,914	17
Depreciation and amortization	2,386	1,819	6,012	5,448
Loss on disposal of assets, net	—	2	3	674
	38,998	36,119	111,282	104,869
Operating income	2,395	11,119	15,917	32,019
Other expense
Interest expense, net	(5,838)	(6,405)	(19,225)	(17,531)
Loss on modification and extinguishment of debt, net	(105)	—	(4,530)	(6,104)
Adjustment to fair value of warrants	—	—	—	(1,347)
	(5,943)	(6,405)	(23,755)	(24,982)
(Loss) income before income taxes	(3,548)	4,714	(7,838)	7,037
Income tax provision (benefit)	29	95	(16)	379
Net (loss) income	$(3,577)	$4,619	$(7,822)	$6,658

Basic (loss) earnings per share	$(0.10)	$0.13	$(0.23)	$0.21
Diluted (loss) earnings per share	$(0.10)	$0.13	$(0.23)	$0.19

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and equivalents	$85,712	$88,721
Restricted cash	156,117	176,572
Accounts receivable, net of reserves of $254 and $257	2,806	4,693
Inventories	1,658	1,660
Prepaid expenses and other	6,512	3,726
	252,805	275,372

Property and equipment, net	272,097	149,540
Operating lease right-of-use assets, net	15,556	15,814
Goodwill	21,286	21,286
Other intangible assets, net	10,877	10,896
Deposits and other	2,130	934
	$574,751	$473,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,701	$3,874
Construction payable	16,425	4,537
Accrued payroll and related	4,223	5,473
Accrued interest	4,322	9,861
Other accrued liabilities	9,256	10,252
Current portion of operating lease obligations	3,103	3,542
Current portion of finance lease obligation	530	514
	42,560	38,053

Operating lease obligations, net of current portion	12,962	12,903
Finance lease obligation, net of current portion	2,384	2,783
Long-term debt, net	401,429	301,619
Deferred income taxes, net	1,039	1,055
Contract liabilities, net of current portion	7,956	4,714
	468,330	361,127
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,399,084 and 34,242,581 shares outstanding	4	4
Additional paid-in capital	110,249	108,911
Treasury stock, 903,465 and 1,059,968 common shares	(1,102)	(1,292)
(Accumulated deficit) retained earnings	(2,730)	5,092
	106,421	112,715
	$574,751	$473,842

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

						Retained
			Additional			Earnings	Total
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit)	Equity
Balance, January 1, 2022	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715
Options exercised and restricted stocks vested	—	—	14	(103)	125	—	139
Stock-based compensation	—	—	343	—	—	—	343
Net income	—	—	—	—	—	110	110
Balance, March 31, 2022	35,302	4	109,268	957	(1,167)	5,202	113,307
Restricted stocks vested	—	—	(47)	(39)	47	—	—
Stock-based compensation	—	—	487	—	—	—	487
Net loss	—	—	—	—	—	(4,355)	(4,355)
Balance, June 30, 2022	35,302	4	109,708	918	(1,120)	847	109,439
Options exercised	—	—	9	(15)	18	—	27
Stock-based compensation	—	—	532	—	—	—	532
Net loss	—	—	—	—	—	(3,577)	(3,577)
Balance, September 30, 2022	35,302	$4	$110,249	903	$(1,102)	$(2,730)	$106,421

						(Accumulated
			Additional			Deficit)	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balance, January 1, 2021	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Options exercised	—	—	36	(34)	42	—	78
Stock-based compensation	—	—	124	—	—	—	124
Net loss	—	—	—	—	—	(3,445)	(3,445)
Balance, March 31, 2021	35,302	4	107,959	1,227	(1,496)	(10,059)	96,408
Options exercised	—	—	104	(152)	185	—	289
Stock-based compensation	—	—	199	—	—	—	199
Net income	—	—	—	—	—	5,484	5,484
Balance, June 30, 2021	35,302	4	108,262	1,075	(1,311)	(4,575)	102,380
Stock-based compensation	—	—	324	—	—	—	324
Net income	—	—	—	—	—	4,619	4,619
Balance, September 30, 2021	35,302	$4	$108,586	1,075	$(1,311)	$44	$107,323

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,822)	$6,658
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,012	5,448
Amortization of debt issuance costs, discounts and premiums	1,227	991
Stock-based compensation	1,362	647
Change in fair value of stock warrants	—	1,347
Loss on disposal of assets, net	3	674
Proceeds from insurance related to property damage	—	1,334
Loss on modification and extinguishment of debt, net	4,530	6,104
Increases and decreases in operating assets and liabilities:
Accounts receivable	1,887	360
Prepaid expenses, inventories and other	(2,784)	(3,229)
Deferred taxes	(16)	379
Common stock warrant liability	—	(4,000)
Contract liabilities	2,635	(600)
Accounts payable and accrued expenses	(6,994)	3,188
Net cash provided by operating activities	40	19,301
Cash flows from investing activities:
Capital expenditures	(116,148)	(17,828)
Other	(1,086)	(164)
Net cash used in investing activities	(117,234)	(17,992)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	100,000	310,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	2,000	—
Proceeds from equity offering, net of issuance costs	—	42,974
Payment of debt discount and issuance costs	(7,945)	(9,421)
Repayment of Senior Secured Notes due 2024	—	(106,825)
Prepayment premiums of Senior Secured Notes due 2024	—	(1,261)
Repayment of finance lease obligation	(383)	(367)
Proceeds from exercise of stock options	166	367
Other	(108)	24
Net cash provided by financing activities	93,730	235,491

Net (decrease) increase in cash, cash equivalents and restricted cash	(23,464)	236,800
Cash, cash equivalents and restricted cash, beginning of period	265,293	37,698
Cash, cash equivalents and restricted cash, end of period	$241,829	$274,498

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$27,726	$13,180
Non-Cash Investing Activities:
Accounts payable related capital expenditures	$17,312	$7,031

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

The Company currently operates five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing two additional properties: Chamonix Casino Hotel (“Chamonix”), adjacent to the Company’s existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado; and The Temporary by American Place (“The Temporary”) in Waukegan, Illinois. We also benefit from seven permitted sports wagering “skins,” three in Colorado, three in Indiana, and one in Illinois that we expect to receive shortly after the opening of The Temporary. As of September 30, 2022, five of our seven online skins are contracted with other companies, and four of which are currently in operation. These contracts allow the counterparties to operate online sports wagering sites under their brands, paying us a percentage of revenues, as defined in each respective agreement, subject to annual minimum amounts.

In December 2021, Full House was selected by the Illinois Gaming Board (“IGB”) to develop its American Place project in Waukegan, Illinois, a northern suburb of Chicago. During the period that the permanent American Place facility is under construction, we intend to operate a temporary casino facility named The Temporary. In May 2022, we commenced construction of The Temporary, which is expected to open within the next three months, subject to customary regulatory approvals.

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

However, the COVID-19 pandemic and certain precautionary measures, as well as other factors, have created economic uncertainty both in the United States and globally, as well as significant volatility in, and disruption to, financial markets, labor markets and supply chains. Global supply chain disruptions and other world events have resulted in shipping delays, increased shipping costs, supply shortages, and inflationary pressures, including increases in prices for fuel, food, building materials, and other items. These increased costs, labor shortages, and supply shortages continued to put additional constraints on our operating business and our construction projects for the nine months ended September 30, 2022. We do not know when, or if, these cost, labor and supply chain issues will materially alleviate and, accordingly, they may continue to impact our existing business and our construction projects.

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

In May 2022, Rising Star sold its available “free play” for $2.1 million. We received all of such amount during the third quarter of 2022. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers.

Management believes that, as of September 30, 2022, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under loyalty programs by property for various benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.8 million for each of September 30, 2022 and December 31, 2021, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

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

Indiana. The Company’s three Sports Agreements commenced operations in December 2019, April 2021 and December 2021. As noted below, one of these Sports Agreements ceased operations in May 2022.

Colorado. The Company’s three Sports Agreements commenced operations in June 2020, December 2020 and April 2021. As noted below, one of these Sports Agreements ceased operations in May 2022.

Illinois. The Company signed a Sports Agreement in May 2022 for Illinois. Such operations are expected to commence shortly after the opening of The Temporary, pending the receipt of customary gaming approvals.

In addition to the market access fees, deferred revenue includes the annual prepayment of contracted revenue, as required in two of the Sports Agreements. As of September 30, 2022, $1.5 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		September 30,	December 31,
	Balance Sheet Location	2022	2021
Deferred revenue, current	Other accrued liabilities	$1,215	$1,822
Deferred revenue, net of current portion	Contract liabilities, net of current portion	7,956	4,714
		$9,171	$6,536

On May 15, 2022, one of the Company’s contracted parties for sports wagering ceased operations, which created one available skin in each of Colorado and Indiana. Accordingly, this accelerated the recognition of $1.6 million of deferred revenue, which was recognized through the May 2022 termination date, as opposed to the remaining eight years of the original 10-year term. The Company is currently evaluating whether to utilize these two remaining skins itself or to find replacement operators for such skins. There is no certainty that the Company will be able to enter into agreements with third-parties related to these skins or operate these skins itself on better terms than the Company’s prior agreements.

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

Income Taxes. For interim income tax reporting for the three and nine months ended September 30, 2022, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. Bronco Billy’s leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its third renewal option to extend the lease term through January 2026, with current annual lease payments of $0.4 million. Annual minimum rent will increase to $0.5 million starting in February 2026 with adjustments on each anniversary thereafter, based on the consumer price index. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

In September 2022, the Company remeasured this lease’s related ROU asset and liability balances on its balance sheet, by factoring in all renewal terms through January 2035 to reflect the partial overlap of Chamonix’s construction on leased land. As a result of that overlap, the Company is deemed likely to exercise each renewal unless it exercises its purchase buyout right.

Third Street Corner Building through August 2023 and Option to Purchase. The Company began leasing this building in August 2018. This building is currently used as office space for Chamonix’s construction personnel, obviating the need for construction trailers. The lease had an initial three-year term with annual lease payments of $0.2 million. This was subsequently extended to August 13, 2023, with current annual lease payments of $0.3 million. The Company has the right to purchase the building at any time during the extended lease term for $2.8 million.

Grand Lodge Casino Lease through August 2023. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 5). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2022, such potential purchase price was $2.9 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended		Nine Months Ended
	Classification within	September 30,		September 30,
Lease Costs	Statement of Operations	2022	2021	2022	2021
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,206	$1,112	$3,549	$3,357
Short-term payments	Selling, General and Administrative Expenses	33	29	103	29
Variable payments	Selling, General and Administrative Expenses	314	385	1,069	1,254
Finance lease:
Amortization of leased assets	Depreciation and Amortization	39	39	118	118
Interest on lease liabilities	Interest Expense, Net	34	38	106	122
Total lease costs		$1,626	$1,603	$4,945	$4,880

Leases recorded on the balance sheet consist of the following:

(In thousands)
		September 30,	December 31,
Leases	Balance Sheet Classification	2022	2021
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$15,556	$15,814
Finance lease assets	Property and Equipment, Net(1)	4,605	4,722
Total lease assets		$20,161	$20,536

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,103	$3,542
Finance	Current Portion of Finance Lease Obligation	530	514
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	12,962	12,903
Finance	Finance Lease Obligation, Net of Current Portion	2,384	2,783
Total lease liabilities		$18,979	$19,742

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.1 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively.

Maturities of lease liabilities as of September 30, 2022 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Lease(1)
2022 (excluding the nine months ended September 30, 2022)	$1,262	$109
2023	3,694	652
2024	1,819	652
2025	1,543	652
2026	1,403	652
Thereafter	33,019	543
Total future minimum lease payments	42,740	3,260
Less: Amount representing interest	(26,675)	(346)
Present value of lease liabilities	16,065	2,914
Less: Current lease obligations	(3,103)	(530)
Long-term lease obligations	$12,962	$2,384

__________

(1)The Company’s only material finance lease is at Rising Star Casino Resort for a 104-room hotel.

Other information related to lease term and discount rate is as follows:

Lease Term and Discount Rate	September 30, 2022		December 31, 2021
Weighted-average remaining lease term
Operating leases	23.2	years	21.5	years
Finance lease	5.0	years	5.8	years
Weighted-average discount rate
Operating leases	9.70%		9.32%
Finance lease	4.50%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows for operating leases	$3,670	$3,652
Operating cash flows for finance lease	$106	$122
Financing cash flows for finance lease	$383	$367

4. ACQUISITIONS

Fountain Square Land Purchase. In connection with the development of its American Place project in Waukegan, Illinois, the Company entered into an agreement in January 2022 to purchase approximately 10 acres of land adjoining the approximately 30-acre casino site to be leased from the City, providing space for additional parking and access to the casino site from a major road. The land was acquired on March 17, 2022 for total consideration of $7.5 million.

5. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30,	December 31,
	2022	2021
Revolving Credit Facility due 2026	$—	$—
Senior Secured Notes due 2028(1)	410,000	310,000
Less: Unamortized debt issuance costs, discounts and premiums, net	(8,571)	(8,381)
	$401,429	$301,619

__________

(1)	The estimated fair value of these notes was approximately $370.2 million for September 30, 2022 and $327.5 million for December 31, 2021. The fair value was estimated using quoted market prices for these notes.

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

The Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the Notes is payable on February 15 and August 15 of each year, with the next interest payment due on February 15, 2023.

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

Under the First Amendment to Credit Agreement, the interest rate per annum applicable to loans under the Credit Facility was amended to be, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.50% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.50%. Upon completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee, customary letter of credit fees, and repayment date of March 31, 2026, remain unchanged from the original Credit Agreement, dated as of March 31, 2021. As of this report date, there were no drawn amounts under the Credit Facility or on the outstanding standby letter of credit of $1 million related to the American Place project.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with this financial covenant as of September 30, 2022.

6. INCOME TAXES

The Company’s effective income tax rates for the three and nine months ended September 30, 2022 were (0.8%) and 0.2%, respectively, compared to effective income tax rates of 2.0% and 5.4% for the corresponding prior-year periods. The change in the effective income tax rates was primarily due to the effects of tax amortization on indefinite lived intangibles in 2022, valuation allowances, and certain permanent differences between tax and financial reporting purposes. The Company’s income tax expense or benefit for interim periods has been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items. The Company notes this differs from the methodology used in the second quarter of 2022, as the factors that existed as of June 30, 2022 are no longer applicable.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. As of September 30, 2022, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company.

In the future, if it is determined that we meet the “more likely than not” threshold of utilizing our deferred tax assets, as required under ASC 740, then we may reverse some or all of our valuation allowance. Such valuation allowance and its potential reversal have no impact on the actual income taxes paid.

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

Options to Lease Land

Option Agreement for Public Trust Tidelands Lease in Mississippi.  The Company has been evaluating the potential construction of an additional hotel tower and related amenities at Silver Slipper, a portion of which would extend out over the adjoining Gulf of Mexico. In contemplation for such potential future expansion, the Company paid $5,000 for an option agreement – entered into by the Company on June 8, 2021 and approved by the Governor of Mississippi on July 13, 2021 – for a 30-year lease of approximately a half-acre of tidelands, with a term extension for another 30 years, if exercised. This initial six-month option could be renewed for three additional six-month periods, with the payment of $5,000 for each extension. In October 2022, the Company subsequently paid $5,000 to exercise its third and final six-month option extension through the end of May 2023.

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

Contracted Sports Wagering in Illinois

In May 2022, the Company entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place casinos in Illinois. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize the Company’s expected mobile sports skin to conduct Internet sports wagering throughout Illinois. In exchange for such rights, the Company received a non-refundable market access fee of $5 million in May 2022. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5 million per year, once Circa Sports launches operations in Illinois. Such launch is anticipated in Spring 2023, contingent upon receipt of customary regulatory approvals. The term of the agreement is for eight years, followed by two four-year extension opportunities at the option of Circa Sports.

8. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted (loss) earnings per share of common stock:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income ─ basic	$(3,577)	$4,619	$(7,822)	$6,658
Net (loss) income ─ diluted	$(3,577)	$4,619	$(7,822)	$6,658

Denominator:
Weighted-average common and common share equivalents ─ basic	34,390	34,227	34,339	31,939
Potential dilution from share-based awards	89	2,409	60	2,400
Weighted-average common and common share equivalents ─ diluted	34,479	36,636	34,399	34,339
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	3,512	177	2,466	177

9. SHARE-BASED COMPENSATION

Performance-Based Shares. The Company issued a total of 36,849 performance-based shares to three of the Company’s executives during the first quarter of 2022, of which 5,734 performance-based shares were canceled in April 2022. In the second and third quarters of 2022, an additional 70,834 and 28,986 performance-based shares, respectively, were issued to other Company executives. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2022, December 31, 2023, and December 31, 2024. For the 2022 period, one-sixth of such performance-based shares will vest on the anniversary date of the award if the Company’s annual Adjusted EBITDA for 2022 reflects at least 10% per annum growth since 2019, and one-sixth of such performance-based shares will vest on the anniversary date if the Company’s annual Free Cash Flow Per Share for 2022 reflects at least 12% per annum growth since 2019. Vesting of the performance-based shares is similar for the 2023 and 2024 periods.

On March 14, 2022, as the Company exceeded certain growth metrics in 2021, 23,325 previously-issued performance shares vested, resulting in the issuance of a similar number of shares of stock. Similarly, on May 15, 2022, an additional 6,917 performance shares vested.

Restricted Stock Awards. On May 19, 2022, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 51,849 restricted shares under the 2015 Plan, with a one-year vesting period.

As of September 30, 2022, the Company had 1,173,096 share-based awards authorized by shareholders and available for grant from the Company’s 2015 Equity Incentive Plan.

The following table summarizes information related to the Company’s common stock options as of September 30, 2022:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2022	3,221,956	$2.19
Granted	434,598	7.71
Exercised	(94,749)	1.76
Canceled/Forfeited	(50,000)	8.72
Expired	—	—
Options outstanding at September 30, 2022	3,511,805	$2.80
Options exercisable at September 30, 2022	2,825,128	$1.87

Components of compensation expense are as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Compensation Expense	2022	2021	2022	2021
Stock options	$325	$209	$846	$445
Restricted and performance-based shares	207	115	516	202
	$532	$324	$1,362	$647

As of September 30, 2022, there was approximately $2.3 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.1 years. As of such date, there was also $1.3 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.5 years.

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

The following tables present the Company’s segment information:

(In thousands)	Three Months Ended September 30, 2022
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$13,167	$6,986	$3,613	$5,955	$—	$29,721
Food and beverage	5,042	1,036	497	236	—	6,811
Hotel	1,292	975	223	—	—	2,490
Other operations, including contracted sports wagering	480	642	52	99	1,098	2,371
	$19,981	$9,639	$4,385	$6,290	$1,098	$41,393

Adjusted Segment EBITDA	$4,235	$1,343	$36	$2,280	$1,083	$8,977
Other operating costs and expenses:
Depreciation and amortization						(2,386)
Corporate expenses						(1,219)
Project development costs						149
Preopening costs						(2,594)
Stock-based compensation						(532)
Operating income						2,395
Other expenses:
Interest expense, net						(5,838)
Loss on modification of debt						(105)
						(5,943)
Loss before income taxes						(3,548)
Income tax provision						29
Net loss						$(3,577)

(In thousands)	Three Months Ended September 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$14,578	$7,906	$5,288	$4,734	$—	$32,506
Food and beverage	5,156	891	740	305	—	7,092
Hotel	1,248	990	231	—	—	2,469
Other operations, including contracted sports wagering	556	2,799	81	93	1,642	5,171
	$21,538	$12,586	$6,340	$5,132	$1,642	$47,238

Adjusted Segment EBITDA	$6,485	$3,816	$1,543	$1,537	$1,645	$15,026
Other operating costs and expenses:
Depreciation and amortization						(1,819)
Corporate expenses						(1,427)
Project development costs						(318)
Preopening costs						(17)
Loss on disposal of assets, net						(2)
Stock-based compensation						(324)
Operating income						11,119
Other expense:
Interest expense, net						(6,405)
Income before income taxes						4,714
Income tax provision						95
Net income						$4,619

(In thousands)	Nine Months Ended September 30, 2022
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$41,930	$20,817	$10,736	$14,810	$—	$88,293
Food and beverage	15,233	2,893	1,345	784	—	20,255
Hotel	3,802	2,771	503	—	—	7,076
Other operations, including contracted sports wagering	1,467	3,588	148	274	6,098	11,575
	$62,432	$30,069	$12,732	$15,868	$6,098	$127,199

Adjusted Segment EBITDA	$15,442	$6,374	$(49)	$4,557	$6,047	$32,371
Other operating costs and expenses:
Depreciation and amortization						(6,012)
Corporate expenses						(4,130)
Project development costs, net						(33)
Preopening costs						(4,914)
Loss on disposal of assets, net						(3)
Stock-based compensation						(1,362)
Operating income						15,917
Other expenses:
Interest expense, net						(19,225)
Loss on modification of debt						(4,530)
						(23,755)
Loss before income taxes						(7,838)
Income tax benefit						(16)
Net loss						$(7,822)

(In thousands)	Nine Months Ended September 30, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$47,489	$22,507	$16,127	$13,094	$—	$99,217
Food and beverage	15,411	2,577	1,777	868	—	20,633
Hotel	3,687	3,040	463	—	—	7,190
Other operations, including contracted sports wagering	1,546	3,629	259	254	4,160	9,848
	$68,133	$31,753	$18,626	$14,216	$4,160	$136,888

Adjusted Segment EBITDA	$23,097	$7,615	$5,092	$4,173	$4,122	$44,099
Other operating costs and expenses:
Depreciation and amortization						(5,448)
Corporate expenses						(4,803)
Project development costs						(491)
Preopening costs						(17)
Loss on disposal of assets, net						(674)
Stock-based compensation						(647)
Operating income						32,019
Other expenses:
Interest expense, net						(17,531)
Loss on extinguishment of debt						(6,104)
Adjustment to fair value of warrants						(1,347)
						(24,982)
Income before income taxes						7,037
Income tax provision						379
Net income						$6,658

(In thousands)	September 30,	December 31,
	2022	2021
Total Assets
Mississippi	$83,529	$85,838
Indiana	34,017	34,857
Colorado	322,261	258,436
Nevada	11,701	13,091
Contracted Sports Wagering	1,158	2,168
Corporate and Other(1)	122,085	79,452
	$574,751	$473,842

__________

(1)Includes $44.8 million related to American Place in 2022, which is expected to open within the next three months.

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment, and retail outlets, among other amenities. We currently operate five casinos: four on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing two additional properties: Chamonix Casino Hotel (“Chamonix”) in Cripple Creek, Colorado; and The Temporary by American Place (“The Temporary”) in Waukegan, Illinois. We also benefit from seven permitted sports “skins”: three in Colorado, three in Indiana, and one in Illinois that we expect to receive shortly after the opening of The Temporary, pending customary regulatory approvals. As of September 30, 2022, five of our seven online skins are contracted with other companies, and four of which are currently in operation. These contracts allow the counterparties to operate online sports wagering sites under their own brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts.

In December 2021, we were selected by the Illinois Gaming Board (“IGB”) to develop our American Place project in Waukegan, Illinois, a northern suburb of Chicago. While the permanent American Place facility is under construction, we intend to operate a temporary casino facility named The Temporary. In May 2022, we commenced construction of The Temporary, which is expected to open within the next three months, subject to customary regulatory approvals.

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

Recent Developments

COVID-19 Pandemic Update.  The COVID-19 pandemic continues to evolve. Governmental authorities continue to update their precautionary measures and promote vaccination programs to manage the spread of the virus as different variants of the virus surface and subside. We have generally benefited from the relaxation of pandemic-related business restrictions since 2021.

However, the COVID-19 pandemic and certain precautionary and stimulus measures, as well as other factors, have created economic uncertainty both in the United States and globally, as well as significant volatility in, and disruption to, financial markets, labor markets and supply chains. Global supply chain disruptions and other world events have resulted in shipping delays, increased shipping costs, supply shortages, and inflationary pressures, including increases in prices for fuel, food, building materials, and other items. These increased costs, labor shortages, and supply shortages continued to put additional constraints on our operating business and our construction projects for the nine months ended September 30, 2022. We do not know when, or if, these cost, labor, and supply chain issues will materially alleviate and, accordingly, they may continue to impact our existing business and our construction projects.

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

Debt Financing.  On February 7, 2022, we closed a private offering of $100 million aggregate principal amount of additional 8.25% Senior Secured Notes due 2028 (the “Additional Notes”), which sold at a price of 102.0% of such principal amount. Proceeds from the sale of the Additional Notes are being used: (i) to develop, equip and open The Temporary, which we intend to operate while we design and construct the permanent American Place facility, (ii) to pay the transaction fees and expenses of the offer and sale of the Additional Notes and (iii) for general corporate purposes. Also in February 2022, we amended our senior secured revolving credit facility agreement to, among other things, increase its size from $15.0 million to $40.0 million. As of this report date, there were no drawn amounts under the Credit Facility or on the outstanding standby letter of credit of $1 million related to the American Place project.

Sports Wagering in Illinois.  In May 2022, we entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize our expected mobile sports skin in Illinois to conduct Internet sports wagering throughout the state upon the opening of the Temporary (anticipated in Spring 2023), subject to customary regulatory approvals. In exchange for such rights, we received a non-refundable market access fee of $5 million in May 2022 and will also receive a percentage of revenues (as defined) totaling at least $5 million, on an annualized basis, once Circa Sports commences operations in Illinois. The term of the agreement is for eight years, followed by two four-year extension opportunities at the option of Circa Sports.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,		Increase /
	2022	2021	(Decrease)	2022	2021	(Decrease)
Revenues	$41,393	$47,238	(12.4)%	$127,199	$136,888	(7.1)%
Operating expenses	38,998	36,119	8.0%	111,282	104,869	6.1%
Operating income	2,395	11,119	(78.5)%	15,917	32,019	(50.3)%
Interest and other non-operating expenses, net	5,943	6,405	(7.2)%	23,755	24,982	(4.9)%
Income tax provision (benefit)	29	95	(69.5)%	(16)	379	(104.2)%
Net (loss) income	$(3,577)	$4,619	(177.4)%	$(7,822)	$6,658	(217.5)%

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,		Increase /
	2022	2021	(Decrease)	2022	2021	(Decrease)
Casino revenues
Slots	$25,788	$28,627	(9.9)%	$77,151	$86,243	(10.5)%
Table games	3,712	3,336	11.3%	10,524	10,717	(1.8)%
Other	221	543	(59.3)%	618	2,257	(72.6)%
	29,721	32,506	(8.6)%	88,293	99,217	(11.0)%

Non-casino revenues, net
Food and beverage	6,811	7,092	(4.0)%	20,255	20,633	(1.8)%
Hotel	2,490	2,469	0.9%	7,076	7,190	(1.6)%
Other	2,371	5,171	(54.1)%	11,575	9,848	17.5%
	11,672	14,732	(20.8)%	38,906	37,671	3.3%
Total revenues	$41,393	$47,238	(12.4)%	$127,199	$136,888	(7.1)%

	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
(In thousands)	2022	2021	(Decrease)		2022	2021(3)	(Decrease)

Slot coin-in	$485,970	$505,673	(3.9)%		$1,418,874	$1,470,067	(3.5)%
Slot win(1)	$35,542	$37,770	(5.9)%		$105,018	$111,633	(5.9)%
Slot hold percentage(2)	7.3%	7.5%	(0.2)	pts	7.4%	7.6%	(0.2)	pts
Table game drop	$21,657	$21,422	1.1%		$55,746	$58,512	(4.7)%
Table game win(1)	$3,791	$3,397	11.6%		$10,668	$10,798	(1.2)%
Table game hold percentage(2)	17.5%	15.9%	1.6	pts	19.1%	18.5%	0.6	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.1%, respectively.
(3)	Reflects the correction of an immaterial error in the information provided for the nine-month period in the corresponding table in our Quarterly Report on Form 10-Q for the period ended September 30, 2021.

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.

Revenues. Consolidated total revenues decreased by $5.8 million and $9.7 million for the respective three- and nine-month periods ended September 30, 2022, primarily due to the absence of government stimulus programs of the same scale as in the prior-year periods; the competitive launch of online sports wagering in nearby Louisiana, which adversely affected our in-house sportsbook in Mississippi; and construction disruptions at Bronco Billy’s to advance the completion of our Chamonix project. Additionally, our revenues were impacted by factors that are inherently hard to quantify, as discussed in the “Recent Developments – COVID-19 Pandemic Update” section above. These include inflationary pressures, which could affect the spending pattern of customers, as well as labor shortages for us to meet the demands of potential customers. The decline in revenue was offset, in part, by “Other Non-casino Revenues” that included $6.1 million of revenue related to our Contracted Sports Wagering segment for the nine months ended September 30, 2022, versus $4.2 million in the prior-year period.

Operating Expenses. Consolidated operating expenses increased by $2.9 million and $6.4 million for the respective three and nine months ended September 30, 2022, primarily due to preopening costs for The Temporary (expected to open within the next three months) and for Chamonix (expected to open in mid-2023), as well as higher insurance, food and beverage costs. To a lesser extent, increases in operating expenses during 2022 were also attributed to additional professional fees and other expenses related to our growth.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense (excluding bond fee amortization and premium)	$8,682	$6,557	$24,733	$17,557
Amortization of debt issuance costs, discounts and premiums	430	357	1,227	991
Capitalized interest	(3,039)	(509)	(6,500)	(1,017)
Interest income and other	(235)	—	(235)	—
	$5,838	$6,405	$19,225	$17,531

The increases in interest expense for the three- and nine-month periods were primarily due to the February 2022 issuance of the Additional Notes to fund construction of The Temporary, which were offset by increases in capitalized interest related to construction of The Temporary and Chamonix projects.

Other Non-Operating Expenses, Net

For the respective three- and nine-month periods ended September 30, 2022, we had approximately $0.1 million and $4.5 million of other non-operating expenses, primarily consisting of debt modification costs related to our Additional Notes offering in February 2022. The corresponding prior-year periods had no other non-operating expense for the three-month period and $7.5 million of other non-operating expense for the nine-month period, including $6.1 million for the extinguishment of our Prior Notes and $1.3 million for the settlement of our former warrants.

Income Tax Expense. We recognized an income tax provision of $29,000 and an income tax benefit of $16,000 for the respective three and nine months ended September 30, 2022, which resulted in effective income tax rates of (0.8%) and 0.2%, respectively. For the three and nine months ended September 30, 2021, we recognized respective income tax provisions of $95,000 and $0.4 million, which resulted in effective income tax rates of 2.0% and 5.4%, respectively. The changes in the effective income tax rates were primarily due to the effects of tax amortization on indefinite lived intangibles in 2022, valuation allowances, and certain permanent differences between tax and financial reporting purposes.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2022 results. As we have incurred significant losses in prior periods, we anticipate current-year taxable income will be offset by tax loss carryforwards from prior years. We continue to evaluate the ability to realize our deferred tax assets and need for a valuation allowance on a quarterly basis. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2022	2021	(Decrease)		2022	2021	(Decrease)
Revenues
Mississippi	$19,981	$21,538	(7.2)%		$62,432	$68,133	(8.4)%
Indiana	9,639	12,586	(23.4)%		30,069	31,753	(5.3)%
Colorado	4,385	6,340	(30.8)%		12,732	18,626	(31.6)%
Nevada	6,290	5,132	22.6%		15,868	14,216	11.6%
Contracted Sports Wagering	1,098	1,642	(33.1)%		6,098	4,160	46.6%
	$41,393	$47,238	(12.4)%		$127,199	$136,888	(7.1)%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$4,235	$6,485	(34.7)%		$15,442	$23,097	(33.1)%
Indiana	1,343	3,816	(64.8)%		6,374	7,615	(16.3)%
Colorado	36	1,543	(97.7)%		(49)	5,092	(101.0)%
Nevada	2,280	1,537	48.3%		4,557	4,173	9.2%
Contracted Sports Wagering	1,083	1,645	(34.2)%		6,047	4,122	46.7%
Adjusted Segment EBITDA	8,977	15,026	(40.3)%		32,371	44,099	(26.6)%
Corporate	(1,219)	(1,427)	(14.6)%		(4,130)	(4,803)	(14.0)%
Adjusted EBITDA	$7,758	$13,599	(43.0)%		$28,241	$39,296	(28.1)%

Adjusted Segment EBITDA Margin
Mississippi	21.2%	30.1%	(8.9)	pts	24.7%	33.9%	(9.2)	pts
Indiana	13.9%	30.3%	(16.4)	pts	21.2%	24.0%	(2.8)	pts
Colorado	0.8%	24.3%	(23.5)	pts	(0.4)%	27.3%	(27.7)	pts
Nevada	36.2%	29.9%	6.3	pts	28.7%	29.4%	(0.7)	pts
Contracted Sports Wagering	98.6%	100.2%	(1.6)	pts	99.2%	99.1%	0.1	pts

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. The prior-year periods were among the best in the property’s history in terms of casino revenue and total revenue, benefiting from the issuance of government stimulus checks to customers. Compared to the prior-year periods, total revenues during the three and nine months ended September 30, 2022 decreased by 7.2% and 8.4%, respectively, primarily due to declines in casino revenue. Casino revenue for the three and nine months ended September 30, 2022 declined by 9.7% (or $1.4 million) and 11.7% (or $5.6 million), respectively. Slot revenue declined by 7.5% (or $0.9 million) and 9.7% (or $3.8 million) for the respective three- and nine-month periods due to lower volumes. Table games revenue declined by 9.7% and 2.4%, respectively, also due to lower volumes. Other casino revenues decreased by $0.3 million and $1.6 million for the respective three- and nine-month periods, primarily from our on-site sports book, which was affected by the competitive launch of online sports wagering within nearby Louisiana that started in January 2022.

Non-casino revenue decreased by 2.1% and 0.7% during the respective three and nine months ended September 30, 2022, primarily due to decreases in food and beverage revenue by 2.2% (or $0.1 million) and by 1.2% (or $0.2 million), respectively. Hotel revenues increased slightly by 3.5% (or $43,000) and 3.1% (or $0.1 million) for the respective three and nine months ended September 30, 2022, primarily due to higher average daily room rates. Hotel occupancy was 92.4% and 93.1% for the respective three and nine months ended September 30, 2022, compared to 94.0% and 94.2% for the respective prior-year periods. Other non-casino revenue decreased by 13.6% (or $0.1 million) and 5.2% (or $0.1 million) during the respective three and nine months ended September 30, 2022 from fewer ATM transactions and, as a result, reduced ATM commission income.

Adjusted Segment EBITDA for the three and nine months ended September 30, 2022 decreased by 34.7% and 33.1%, respectively, reflecting revenue declines from a lack of stimulus payments and the launch of online sports wagering in Louisiana mentioned above; increases of $0.5 million and $2.0 million, respectively, to the cost of food; and increases of $0.5 million and $1.2 million, respectively, in property insurance costs. However, we believe that such property insurance costs relative to income will be lower in future years, as the Company’s diversity improves and it becomes less reliant on the Silver Slipper.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Similar to the Silver Slipper, total revenues for the prior-year periods benefited from customers receiving government stimulus payments. Additionally, timing differences for Rising Star’s annual sale of “free play” impacted comparisons for the third quarter, though not for the nine-month period. Rising Star sold $2.1 million of “free play” during the second quarter of 2022, but not until the third quarter in the prior-year period. Moreover, a nearby facility with “historical racing machines” (which are a form of slot machine) opened in September 2022. As a result, for the three and nine months ended September 30, 2022, total revenues decreased by 23.4% and 5.3%, respectively, compared to the prior-year periods.

Casino revenue for the three and nine months ended September 30, 2022 declined by 11.6% (or $0.9 million) and 7.5% (or $1.7 million), respectively. Slot revenue decreased by 11.4% (or $0.8 million) and 4.2% (or $0.8 million) for the respective three and nine months ended September 30, 2022 due to lower volumes. Similarly, table game revenue declined by 13.3% (or $0.1 million) and 31.3% (or $0.9 million) for the respective three and nine months ended September 30, 2022.

Non-casino revenue decreased by 43.3% (or $2.0 million) and increased by 0.1% (or $8,000) during the respective three and nine months ended September 30, 2022, due to the timing of the sale of “free play” for $2.1 million noted above, as well as increases in food and beverage revenue of 16.3% (or $0.1 million) and 12.2% (or $0.3 million) for the respective periods in 2022. Hotel revenues declined by 1.5% (or $14,000) and 8.8% (or $0.3 million) during the respective three and nine months ended September 30, 2022, due to fewer occupied room-nights. Rising Star had 12,413 occupied room-nights for the third quarter of 2022, compared to 12,808 occupied room-nights for the prior-year period. For the nine-months ended September 30, 2022, Rising Star had 35,742 occupied room-nights, compared to 39,227 occupied room-nights for the prior-year period.

Adjusted Segment EBITDA during the respective three and nine months ended September 30, 2022 decreased by 64.8% and 16.3%, primarily due to the sale of “free play” in an earlier quarter and lower volumes. Marketing costs during the three and nine months ended September 30, 2022 increased to address lower volumes during 2022, as the 2021 periods were assisted by the issuance of government stimulus checks to customers.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix project. The Colorado gaming market, including Cripple Creek, has shown significant growth since betting limits were eliminated in May 2021. Bronco Billy’s, however, has incurred significant construction disruption, including temporarily-reduced gaming and restaurant capacity and the temporary absence of all on-site hotel rooms and on-site self-parking. Total revenues during the three and nine months ended September 30, 2022 decreased by 30.8% and 31.6%, respectively, reflecting business disruptions to accommodate the construction of Chamonix.

Casino revenue decreased by 31.7% (or $1.7 million) and 33.4% (or $5.4 million) for the three and nine months ended September 30, 2022, which were largely due to the construction disruptions mentioned above. For the respective three and nine months ended September 30, 2022, slot revenue declined by 32.8% (or $1.7 million) and 35.1% (or $5.5 million). Table games revenue fell by 5.5% (or $12,000) during the quarter due to lower volumes, but rose by 30.6% (or $0.1 million) during the nine months ended September 30, 2022 due to a higher hold percentage and increased volumes. Table games operations in the prior-year period were significantly affected by pandemic-related limitations.

Non-casino revenue decreased by 26.6% (or $0.3 million) and 20.1% (or $0.5 million) for the respective three and nine months ended September 30, 2022, due to declines in food and beverage revenue after the temporary closing of the property’s steakhouse in May 2022 and, to a lesser extent, declines in ATM and related surcharge income.

Adjusted Segment EBITDA for the respective three and nine months ended September 30, 2022 decreased by 97.7% to $36,000 and 101.0% to $(49,000). The decrease during the quarter was due to significant disruptions from the construction of Chamonix as mentioned above. To alleviate the lack of on-site parking, Bronco Billy’s currently offers complimentary valet parking and a free shuttle service to an off-site parking lot, both of which have resulted in increased operating expenses. The casino has also maintained much of its payroll, despite reduced activity levels, anticipating the need for the larger workforce required to open and operate Chamonix. Somewhat offsetting this, some expenses, such as gaming taxes and the cost of food and beverages, vary with activity levels.

In addition to construction disruption due to our neighboring Chamonix project, we are currently undergoing a modest refurbishment of a portion of Bronco Billy’s, expected to cost approximately $2 million. Accordingly, Bronco Billy’s contribution to earnings will likely be impacted until the completion of the casino refurbishment near year-end, the augmentation of its restaurant capacity in the first quarter of 2023, and the expected opening of Chamonix in mid-2023. When Chamonix opens, Bronco Billy’s will share the significant on-site parking garage, valet and surface parking capacity of the new casino, and also benefit from Chamonix’s adjoining 300-guestroom hotel.

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

Total revenues during the respective three and nine months ended September 30, 2022 increased by 22.6% and 11.6%, primarily due to higher casino revenue at Grand Lodge. Casino revenue increased by 25.8% (or $1.2 million) and 13.1% (or $1.7 million) for the three and nine months ended September 30, 2022. Slot revenue improved by 12.9% (or $0.5 million) and 10.0% (or $1.1 million) for the respective three and nine months ended September 30, 2022, due to increases in slot volumes at Grand Lodge. Table games revenue increased by 152.0% (or $0.7 million) and 34.3% (or $0.7 million) for the respective three and nine months ended September 30, 2022, due to increases in table games volume and higher hold percentages at Grand Lodge. Grand Lodge was also adversely affected in the prior-year’s third quarter by significant wildfires in the area. Additionally, in July 2022, Stockman’s resumed table games operations, which had remained closed since March 2020.

Adjusted Segment EBITDA increased to $2.3 million and $4.6 million for the respective three and nine months ended September 30, 2022, reflecting improvements in casino revenue. In the corresponding prior-year periods, Adjusted Segment EBITDA was $1.5 million and $4.2 million.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and, upon launch, Illinois.

For the three-months ended September 30, 2022, revenues and Adjusted Segment EBITDA were both $1.1 million, a decrease from $1.6 million in the prior-year period. For the nine-months ended September 30, 2022, revenues were $6.1 million and Adjusted Segment EBITDA was $6.0 million, an increase from $4.2 million of revenues and $4.1 million of Adjusted Segment EBITDA in the prior-year period. These results reflect an additional skin that contractually went live on December 1, 2021, as well as an acceleration of deferred revenue for two agreements that ceased operations in May 2022, when one of the Company’s contracted parties ceased operations. We are currently evaluating whether to utilize our two idle skins – one in each of Colorado and Indiana – by ourselves or to find replacement operators for such skins. There is no certainty that we will be able to enter into agreements with third parties related to these skins or operate these skins ourselves on better terms than our prior agreements.

The results of this segment do not yet include income contribution from our agreement for a third party to operate on-site and online sports betting in Illinois. Under such agreement, we will receive a percentage of revenues, as defined in the contract, subject to an annualized minimum of $5 million, with minimal expected expenses. We anticipate the Illinois sports operations will begin in Spring 2023. For details on our Illinois sports wagering agreement with Circa Sports, which is expected to commence operations shortly after the opening of The Temporary, see “Recent Developments – Sports Wagering in Illinois” as discussed above in the “Executive Overview.”

Corporate

Corporate expenses for the respective three and nine months ended September 30, 2022 declined by 14.6% (or $0.2 million) and 14.0% (or $0.7 million), primarily due to a decrease in accrued bonus compensation. Corporate expenses were $1.2 million and $1.4 million for the three-months ended September 30, 2022 and 2021, respectively. For the nine-months ended September 30, 2022 and 2021, corporate expenses were $4.1 million and $4.8 million, respectively.

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

The following table presents a reconciliation of net (loss) income and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income	$(3,577)	$4,619	$(7,822)	$6,658
Income tax provision (benefit)	29	95	(16)	379
Interest expense, net	5,838	6,405	19,225	17,531
Loss on modification and extinguishment of debt, net	105	—	4,530	6,104
Adjustment to fair value of warrants	—	—	—	1,347
Operating income	2,395	11,119	15,917	32,019
Project development costs, net	(149)	318	33	491
Preopening costs	2,594	17	4,914	17
Depreciation and amortization	2,386	1,819	6,012	5,448
Loss on disposal of assets, net	—	2	3	674
Stock-based compensation	532	324	1,362	647
Adjusted EBITDA	$7,758	$13,599	$28,241	$39,296

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2022
(In thousands)

						Adjusted
						Segment
	Operating	Depreciation	Project		Stock-	EBITDA and
	Income	and	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$3,546	$689	$—	$—	$—	$4,235
Indiana	753	590	—	—	—	1,343
Colorado	(682)	361	—	357	—	36
Nevada	1,820	460	—	—	—	2,280
Contracted Sports Wagering	1,083	—	—	—	—	1,083
	6,520	2,100	—	357	—	8,977
Other operations
Corporate	(4,125)	286	(149)	2,237	532	(1,219)
	$2,395	$2,386	$(149)	$2,594	$532	$7,758

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended September 30, 2022 and 2021 included facility rents related to: (i) Mississippi of $0.5 million during each of 2022 and 2021, (ii) Nevada of $0.5 million during each of 2022 and 2021, and (iii) Colorado of $3,000 during 2022 and $0.1 million during 2021. In the third quarter of 2022, $0.2 million of qualifying rent in Colorado was reclassified to preopening costs for Chamonix’s expected opening in mid-2023.

For the Nine Months Ended September 30, 2022
(In thousands)
			Loss /				Adjusted
			(gain)				Segment
	Operating	Depreciation	on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$13,359	$2,075	$8	$—	$—	$—	$15,442
Indiana	4,618	1,756	—	—	—	—	6,374
Colorado	(2,126)	1,057	(5)	—	1,025	—	(49)
Nevada	3,781	776	—	—	—	—	4,557
Contracted Sports Wagering	6,047	—	—	—	—	—	6,047
	25,679	5,664	3	—	1,025	—	32,371
Other operations
Corporate	(9,762)	348	—	33	3,889	1,362	(4,130)
	$15,917	$6,012	$3	$33	$4,914	$1,362	$28,241

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

Operating expenses deducted to arrive at operating income (loss) in the above tables for the nine-month periods ended September 30, 2022 and 2021 included facility rents related to: (i) Mississippi of $1.5 million during 2022 and $1.7 million during 2021, (ii) Nevada of $1.4 million during each of 2022 and 2021, and (iii) Colorado of $9,000 during 2022 and $0.3 million during 2021. During the 2022 period, $0.7 million of qualifying rent in Colorado was reclassified to preopening costs for Chamonix’s expected opening in mid-2023.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2022, we had $241.8 million of cash and equivalents, including $156.1 million of restricted cash dedicated to the completion of Chamonix’s construction. We estimate that between approximately $7 million and $9 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations, including construction activities.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the nine-months ended September 30, 2022 was $40,000, compared to cash provided by operations of $19.3 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Our operating cash flows decreased in 2022 primarily due to our decrease in revenues and income, which includes preopening expenses incurred for our upcoming openings of The Temporary and Chamonix.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine-months ended September 30, 2022 was $117.2 million, which primarily related to capital expenditures for Chamonix and The Temporary/American Place. Cash used in investing activities during the prior-year period was $18.0 million, which primarily related to the purchase of Carr Manor and other land parcels related to our Chamonix project.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the nine-months ended September 30, 2022 was $93.7 million, compared to cash provided by financing activities of $235.5 million in the prior-year period. In February 2022, we received $102.0 million of gross proceeds from the issuance of our Additional Notes to construct The Temporary. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and gross proceeds of $46.0 million through our underwritten equity offering. These cash inflows in 2021 were offset by the payoff of the Prior Notes (including related prepayment premiums), and expenses related to our debt and equity offerings.

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

Debt

Long-term Debt. At September 30, 2022, we had $410.0 million of principal indebtedness outstanding under the Notes, no drawn amounts under the Credit Facility, and an outstanding $1 million standby letter of credit related to The Temporary’s construction. We also owe $2.9 million related to our finance lease of a hotel at Rising Star. Substantially all of our debt has a fixed interest rate.

See Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we continue to make significant capital investments related to the construction of Chamonix, The Temporary and American Place.

Chamonix. In January 2021, we increased the size of the Chamonix project’s hotel capacity by 67%, to approximately 300 luxury guest rooms and suites from our previously-planned 180 guest rooms. We also revised our construction budget for Chamonix in January 2022, increasing it from $180 million to approximately $250 million, reflecting supply chain issues, inflation, and a difficult construction environment. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of Chamonix’s construction (see Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations). We expect to invest approximately $100 million for all of 2022 and approximately $125 million in 2023, with an expected opening of Chamonix in mid-2023.

American Place. We were selected by the Illinois Gaming Board to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under construction, we are allowed to operate The Temporary by American Place. We plan to invest approximately $40 million in 2022 and approximately $60 million in 2023 to furnish, outfit and open The Temporary, including significant upfront gaming license payments and the purchase of casino equipment that is expected to be transferred to the permanent casino once opened. To fund such construction, in February 2022, we issued $100.0 million of Additional Notes and increased the size of our revolving credit facility to $40.0 million (see Note 5 of our Condensed Notes to Consolidated Financial Statements included in this quarterly report for details on our debt obligations).

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino contains an option for the lessor to purchase our leasehold interest and related casino operating assets. The lease, which has been extended several times in the past, currently expires in August 2023. We believe that we have an excellent and synergistic relationship with Hyatt and hope to again extend the lease before its expiration, but there is no certainty that this will be the case. See Note 3 to the accompanying consolidated financial statements for further information.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix, The Temporary, and American Place; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including expected revenues and expenses, our expectations regarding our ability to replace our terminated sports wagering contracts in Colorado and Indiana, our ability to operate sports wagering contracts ourselves, and the expected commencement date of our sports wagering contract in Illinois; our ability to obtain the casino license for the Temporary and American Place; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

FULL HOUSE RESORTS, INC.

Date: November 7, 2022	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 7, 2022	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)