Form 10-K
period 2022-12-31
FULL HOUSE RESORTS INC
filed 2023-03-16
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was: $198.1 million. As of March 13, 2023, there were 34,411,616 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2023, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

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

The Company currently operates six casinos: five on real estate that we own or lease and one located within a hotel owned by a third party. Construction continues for a seventh property, Chamonix Casino Hotel (“Chamonix”), adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are also designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in February 2023 named The Temporary by American Place (“The Temporary”). We intend to operate The Temporary until the opening of American Place. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies currently operate or will operate these online sports wagering sites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Alternatively, we may also choose to operate any available skins ourselves in the future.

The following table presents selected information concerning our casino resort properties as of December 31, 2022:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Illinois
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana
One sports wagering website (“skin”), expected to commence Spring 2023	Illinois

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

Our casino properties generally operate 24 hours each day, 365 days per year. We also operate the hotel, food and beverage, and other on-site operations at Silver Slipper Casino and Hotel (“Silver Slipper”), Bronco Billy’s Casino and Hotel (“Bronco Billy’s”), Rising Star Casino Resort (“Rising Star”) and Stockman’s Casino (“Stockman’s”), as well as a golf course, recreational vehicle park (“RV park”) and ferry service at Rising Star and an RV park at Silver Slipper. At Grand Lodge Casino (“Grand Lodge”), the adjoining hotel and the food and beverage outlets are managed by Hyatt Regency Lake Tahoe Resort, Spa and Casino (“Hyatt Lake Tahoe”). In February 2023, we opened The Temporary. The Temporary currently operates for 20 hours per day, which may be expanded as operations continue to ramp up and we hire more employees.

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

We also manage a nearby 37-space, beachfront RV park under a management contract, which expires on March 31, 2025, unless canceled by either party with prior notice of 180 days.

Bronco Billy’s Casino and Hotel (Cripple Creek, Colorado)

Bronco Billy’s is located in Cripple Creek, Colorado, a historical gold mining town located approximately one hour from Colorado Springs and two hours from Denver. Its customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately 982,000 residents. Its secondary market, the Denver metropolitan area, has a population of approximately four million people. Bronco Billy’s occupies a significant portion of the key city block of Cripple Creek’s “casino strip.” In addition to gaming space, it currently offers 14 hotel rooms, two casual dining outlets, and a steakhouse that was temporarily closed in May 2022 for renovation work. Bronco Billy’s owns much of its real estate, but also leases certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments through January 2035, and we have the right to buy out the lease at any time during its term. We also commenced a three-year lease in August 2018 for a key corner on our block that was subsequently extended through August 2023, which also includes an option to buy out the lease.

We are allowed to offer online sports wagering through three sports “skins” in Colorado. Rather than operate these sports skins ourselves, we contracted with three companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts paid to us. For Colorado, the sum of the minimum annual amounts is expected to be $3 million, including a contract that we signed in December 2022. We could receive more than $3 million on an annualized basis if our percentage-share of sports revenue exceeds our contractual minimums. We incur minimal expenses related to these revenues. As of December 31, 2022, two of our skins were live, and our third skin began its contractual term in March 2023 (see Note 9 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”).

Chamonix Casino Hotel (Cripple Creek, Colorado)

In 2018, we began planning and design work on Chamonix, a new and distinct, luxury hotel and casino, to be located adjacent to Bronco Billy’s in Cripple Creek. Following changes made to the state’s gaming laws in November 2020, including the elimination of betting limits and the approval of new table games, we increased the size of Chamonix by 67% to approximately 300 luxury guest rooms and suites, from our previously-planned 180 guest rooms. Our construction budget for Chamonix is approximately $250 million. To fund such construction, on February 12, 2021 we issued $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”) and placed a portion of such proceeds into a restricted cash account dedicated to Chamonix’s construction (see Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). We expect to open Chamonix in phases, beginning in the third quarter of 2023.

Rising Star Casino Resort (Rising Sun, Indiana)

Rising Star is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. In addition to its casino, Rising Star offers a land-based pavilion with approximately 31,500 square feet of meeting and convention space; a contiguous 190-guest-room hotel; an adjacent, leased 104-guest-room hotel set on three acres; a 56-space RV park; four dining outlets; surface parking; and an 18-hole golf course on over 230 acres. The 104-guest-room hotel is leased pursuant to an agreement that expires in October 2027 and contains a bargain purchase option, whereby we have the right to purchase the hotel and the landlord has the right to put the hotel to us, in both cases for $1 upon maturity of the lease. We also own 1.3 acres located in Burlington, Kentucky that is used as part of our ferry boat operations, which connects the more populous Boone County, Kentucky to our Rising Star property in Indiana.

We are allowed to offer online sports wagering through three sports “skins” in Indiana. As in Colorado, we contracted with three companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts. The sum of the minimum annual amounts in Indiana is currently $2 million with minimal expected expenses. If our percentage-share of sports revenue exceeds our contractual minimums in one or more contracts, then we should receive in excess of $2 million from our Indiana sports agreements on an annualized basis. As of December 31, 2022, two of our skins were live; the third skin operator ceased operations on May 15, 2022. We are currently evaluating whether to operate the idle skin ourselves or find a replacement operator. There is no certainty that we will be able to enter into an agreement with a replacement operator or successfully operate it ourselves.

Stockman’s Casino (Fallon, Nevada)

Stockman’s is located in Churchill County, Nevada, approximately one hour from Reno, Nevada. Stockman’s primarily serves the local market of Fallon and surrounding areas, including the nearby Fallon Naval Air Station, which is the Navy’s premier air training facility, informally referred to as the “Top Gun” school. In addition to its casino, Stockman’s offers a bar, fine-dining restaurant and coffee shop.

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

Subsequent to year-end, we and our landlord extended our lease through December 31, 2024. The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to both our 8.25% Senior Secured Notes due 2028 and Revolving Credit Facility due 2026. We own the personal property, including slot machines. The landlord currently has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings.

American Place / The Temporary (Waukegan, Illinois)

In December 2021, we were chosen by the Illinois Gaming Board (“IGB”) to develop American Place, a new gaming and entertainment destination located in Waukegan, Illinois, a northern suburb of Chicago, subject to final regulatory approvals. Waukegan is the county seat of Lake County, which has a population of approximately 714,000. According to the U.S. Census Bureau, Lake County is the third most populous county in the state, and one of the wealthier counties in both Illinois and the United States.

In February 2023, we began opening The Temporary by American Place, a temporary casino facility that we will operate while the larger, more lavish American Place facility is under construction. In Spring 2023, we expect to augment the number of available games on our casino floor and increase the hours of operation for our casino and its amenities. We also expect to open The Temporary’s second restaurant in the coming weeks, followed by our fine-dining restaurant in the second quarter of 2023. When fully open, The Temporary will feature approximately 1,000 slot machines, 50 table games, a fine-dining restaurant, two additional restaurants, and a center bar.

The permanent American Place facility is slated to include a world-class casino with a state-of-the-art sports book; a premium boutique hotel comprised of 20 luxurious villas; a 1,500-seat live entertainment venue; a gourmet restaurant designed to rival the finest restaurants in Chicago; additional eateries and bars; and other amenities that will attract gaming and non-gaming patrons from throughout Chicagoland and beyond.

The Temporary and American Place are located on approximately 42 acres of land, consisting of approximately 10 acres of owned land and an adjoining approximately 32 acres that are under a 99-year lease with the City of Waukegan.

Government Regulation

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations and include, without limitation, the following conditions and restrictions:

●	Periodic license fees and taxes must be paid to state and local gaming authorities;
●	Certain officers, directors, key employees, and gaming employees are required to be licensed or otherwise approved by the gaming authorities;
●	Individuals who must be approved by the gaming authorities must submit comprehensive personal disclosure forms and undergo an extensive background investigation;
●	Changes in any licensed or approved individuals must be reported to and/or approved by the relevant gaming authority;
●	Failure to timely file the required application forms by any individual required to be approved by the relevant gaming authority may result in that individual’s denial and the gaming licensee may be required by the gaming authority to disassociate with that individual; and
●	If any individual is found unsuitable by a gaming authority, the gaming licensee is required to disassociate with that individual.

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

Competition

The gaming industry is highly competitive. Gaming activities with which we compete include traditional commercial casinos and casino resorts in various states, including on tribal lands and at racetracks; state-sponsored lotteries; video poker in restaurants, bars and hotels; pari-mutuel betting on horse and dog racing and jai alai; sports betting; and card rooms. We also face competition from Internet lotteries, sweepstakes, and other Internet gaming services, beyond those in which we participate. Internet gaming services, which are legal in some states, allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Although there is no meaningful evidence to date that this has been the case, this could divert customers from our properties, and thus, adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming. We also compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to their feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount, quality, and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper is in Mississippi, but is close to the North Shore of Lake Pontchartrain, one of the most affluent and fastest-growing regions in Louisiana. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops and off-track betting parlors. The legislation permitting riverboat and truck stop casinos requires a local referendum. At this time, all licenses for riverboat casinos in Louisiana have been granted and only one of such casinos is not currently in operation. In 2021, the owners of the closed casino attempted to move their gaming license from Bossier City to Slidell, Louisiana, where it would have competed with the Silver Slipper. Such efforts were not successful, as voters rejected the casino referendum by a vote of 63% to 37%. Mississippi does not have a limitation on the number of casino licenses, but requires casinos to be within approximately 800 feet of the Mississippi River shoreline or the Gulf of Mexico, as defined by state law. There are occasionally proposals to relocate casinos within Louisiana or to develop new casinos in Mississippi, but there are considerable political and economic constraints on such potential competition. Management does not believe such efforts will be successful in the foreseeable future.

Bronco Billy’s Casino and Hotel and Chamonix Casino Hotel

Bronco Billy’s and Chamonix are located in Cripple Creek, Colorado, which is a historical gold mining town located approximately one hour from Colorado Springs, on the west side of Pikes Peak. Cripple Creek is one of only three locations in Colorado where commercial gaming is permitted. The other two cities adjoin each other and are approximately one hour west of Denver and two hours from Colorado Springs. Downtown Denver and Colorado Springs are approximately 70 miles apart and certain suburbs of each metropolitan area largely merge into the other. Two Native American gaming operations also exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs and Denver than Cripple Creek. There are no federally-recognized Native American tribes in the Colorado Front Range, which includes Denver and Colorado Springs. As of December 31, 2022, Bronco Billy’s was one of nine gaming facilities operating in Cripple Creek. One of those competitors added a 100-guest-room hotel in 2021. Chamonix, which is currently under construction, will be significantly larger and is planned to be higher in quality than any of the existing casinos in Cripple Creek.

Rising Star Casino Resort

Rising Star Casino Resort is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. One of three riverboat casinos in southeastern Indiana, its closest competitors are each approximately 15 miles away, near bridges crossing the Ohio River. There is no bridge at Rising Star, but in September 2018, we commenced a ferry boat service connecting Rising Sun, Indiana, to the populous Northern Kentucky region. Rising Star also competes with a large land-based casino near Louisville; casinos in Ohio and elsewhere in Indiana; and slot parlors associated with racetracks in Kentucky. A significant slot parlor associated with a racetrack opened in Northern Kentucky in September 2022.

Stockman’s Casino

Stockman’s Casino is the largest of several casinos in Churchill County, Nevada, which has a population of approximately 25,000 residents. Churchill County is also the home of the Fallon Naval Air Station, the United States Navy’s premier air training facility, informally referred to as the “Top Gun” school. While the Navy appears to be expanding its base in Fallon, a reduction of its activities at the base would likely have an adverse effect on Stockman’s results of operations. Fallon is approximately 30 minutes east of the large Tesla battery factory and other developments in the Tahoe-Reno Industrial Center. Stockman’s also competes with casinos in other rural communities in the area, as well as with casinos in Reno, some of which are significantly larger and offer more amenities.

Grand Lodge Casino

Grand Lodge is located in Incline Village, Nevada, and is one of four casinos located within a five-mile radius in the North Lake Tahoe area.

Grand Lodge Casino also competes with casinos in South Lake Tahoe and Reno. There are also numerous Native American casinos in California serving the Northern California market.

American Place / The Temporary

The Temporary (and, upon opening, American Place) compete against two existing casinos which primarily serve the suburbs north of Chicago, a tribal casino in Milwaukee, and slot machines in bars (limited to six machines per bar) in many parts of Illinois. The Temporary is the only full-service casino in Lake County, Illinois, which has a population of approximately 700,000 residents. Including areas neighboring Lake County, we estimate that The Temporary is the closest casino to more than one million individuals. The permanent American Place facility is being designed to offer more, and better, amenities than any other casino operating today in Illinois.

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal “Christmas Casino” event at Rising Star Casino Resort. We advertise through various channels, including radio, television, Internet, billboards, newspapers and magazines, direct mail, email and social media. We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals. Our customer loyalty programs include the Slipper Rewards Club, the Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club®, the Stockman’s Winner’s Club, and Legacy Rewards. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as “free play,” complimentary dining, and hotel stays.

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

Employees

As of March 1, 2023, we had 13 full-time corporate employees, four of whom are executive officers and one additional senior management employee. Our casino properties had 1,268 full-time and 259 part-time employees, as follows:

	March 1, 2023
Employee Count by Property / Location	Full-time	Part-time
Silver Slipper Casino and Hotel	437	62
Bronco Billy’s Casino and Hotel	150	61
Rising Star Casino Resort	215	81
Grand Lodge Casino	73	25
Stockman’s Casino	53	7
The Temporary / American Place	340	23
Corporate	13	—
Total Employees	1,281	259

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix and American Place; our expected operational performance for The Temporary; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding our ability to replace our terminated sports wagering contract in Indiana or to operate sports wagering contracts ourselves; our expectation to exercise our buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

These forward-looking statements speak only as of the date on which this statement is made, and we undertake no obligation to update or revise any forward-looking statements as a result of future developments, events or conditions, except as required by law. New risks emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. You should also be aware that while we communicate from time to time with securities analysts, we do not disclose to them any material non-public information, internal forecasts or other confidential business information. Therefore, you should not assume that we agree with any statement or report issued by any analyst, irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain projections, forecasts or opinions, those reports are not our responsibility and are not endorsed by us.

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

Risks Related to our Business and Operations

●	We face significant competition from other gaming and entertainment operations.
●	We may face revenue declines if discretionary consumer spending drops due to an economic downturn.
●	We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,” will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing contractual revenue minimums.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	Our Mississippi casino hotel currently generates a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of that property.
●	We derive our revenues and operating income from our properties located in Mississippi, Colorado, Indiana, Nevada and Illinois, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout rights or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	The impact of the ongoing COVID-19 pandemic on our business and results of operations remains uncertain.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, including as a result of climate change, such as hurricanes, floods, wildfires, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.
●	We depend on our key personnel and our ability to attract and retain employees.
●	Higher wage and benefit costs could adversely affect our business.
●	Rising operating costs at our gaming properties could have a negative impact on our business.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We rely on, among other things, trademarks, licenses, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
●	Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are engaged from time to time in one or more construction and development projects, including Chamonix and American Place, and many factors could prevent us from completing them as planned.
●	The construction costs for our growth projects, including Chamonix and American Place, may exceed budgeted amounts plus contingencies, which may result in insufficient funds to complete these projects or the need to raise additional capital.
●	There is no assurance that our growth projects, including Chamonix and American Place, will not be subject to additional regulatory restrictions, delays, or challenges.
●	There is no assurance that our growth projects, including Chamonix and American Place, will be successful.
●	Failure to comply with the terms of our construction disbursement agreement related to Chamonix could limit our access to funds.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of Chamonix and American Place may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino and the Temporary, respectively.
●	The permanent American Place facility, additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive, and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	We may face risks related to our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	If we fail to obtain necessary government approvals in a timely manner, or at all, it can adversely impact our various expansion, development, investment and renovation projects.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	The indenture governing the Notes and the Credit Facility impose restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with the covenants.
●	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the Notes and any borrowings under the Credit Facility.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets, so if we default on those obligations, the holders of the Notes and lenders under the Credit Facility could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.
●	We and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks described above.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations and cash flows.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.

●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. If we experience damage or service interruptions, we may have to cease some or all of our operations, which will result in a decrease in revenue.
●	Our information technology and other systems are subject to cyber-security risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell their stock at a favorable price, or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

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

Our revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been in the past, and could be in the future, adversely impacted by economic downturns. Decreases in discretionary consumer spending brought about by factors such as, but not limited to, lackluster recoveries from recessions; increases in costs of goods and services due to continued or increased inflationary pressures; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as COVID-19; high unemployment levels; higher income taxes; low levels of consumer confidence; weakness or uncertainty in the housing market; cultural and demographic changes; the impact of high energy, fuel, food and healthcare costs; fears of war or actual conflicts, such as the Russian invasion of Ukraine, civil unrest, terrorism or violence; and increased stock market volatility may negatively impact our revenues and operating cash flow. This could lead to a reduction in discretionary spending by our guests on entertainment and leisure activities, which could have a material adverse effect on our revenues, cash flow and results of operations. Furthermore, during periods of economic contraction, our revenues may decrease while many of our costs remain fixed and some costs may increase, resulting in decreased earnings.

We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,” will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing contractual revenue minimums or operate the skins ourselves.

Our contracted sports betting parties, through the use of our permitted website “skins,” compete in a rapidly evolving and highly competitive market against an increasing number of competitors. The success of their sports betting operations is dependent on a number of factors that are beyond their control, and ours, including the ultimate tax rates and license fees charged by jurisdictions across the United States; their ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of their products; their ability to compete with new entrants in the market; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. While our current agreements with our contracted sports betting parties provide us with contractual minimums for revenue upon their launch of operations, we cannot assure you that any of our contracted sports parties will be able to compete effectively or that they will have the ability or willingness to sustain sports betting operations for an extended period of unprofitability. Should any of our contracted sports betting parties cease operations, whether due to unprofitability or for other reasons, there can be no assurance that we will be able to replace them on similar terms as our existing agreements or at all, or that we will be able to successfully operate the skins ourselves.

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

For the year ended December 31, 2022, we generated 49.5% of our revenues and 51.7% of our Adjusted Segment EBITDA from our casino resort in Mississippi. Therefore, until our new developments are operating, our results will be dependent on the regional economies and competitive landscapes at our Mississippi property. Likewise, our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of this property.

We derive our revenues and operating income from our properties located in Mississippi, Colorado, Indiana, Nevada and Illinois, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Because we derive our revenues and operating income from properties concentrated in five states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographic regions. A decrease in revenues from, or an increase in costs for, one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

●	regional economic conditions;
●	regional competitive conditions, including legalization or expansion of gaming in Mississippi, Colorado, Indiana, Nevada, Illinois or in neighboring states;
●	allowance of new types of gaming, such as the introduction of online sports wagering in Louisiana or Internet gaming;
●	reduced land or air travel due to increasing fuel costs or transportation disruptions; and,
●	vulnerability to regional economic downturns in the markets in which we operate.

Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout rights or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, certain land and buildings at Bronco Billy’s Hotel and Casino in Colorado (much of which is to be utilized for Chamonix), one of the two hotels at our Rising Star Casino Resort in Indiana, and certain parcels at American Place in Illinois. We also lease casino space at our Grand Lodge Casino in Nevada. Unless we have a purchase option under such leases and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have purchase options on substantially all of our leased property, except for our corporate offices and the Grand Lodge Casino. It is either currently more advantageous for us to continue to lease rather than exercise such buyout options, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets. The Notes contain representations and warranties, financial covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets, upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix. The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino, which is set to expire on December 31, 2024, includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us. Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases, which are beyond our control. If the entity owning any leased land, buildings, hotel or space were to disrupt our use either permanently or for a significant period of time, and we were not in a position to exercise our buyout rights at that time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, then the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of the lease through exercise of buyout rights or through termination upon default could have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt agreements.

A prolonged closure of our casinos would negatively impact our ability to service our debt.

Our casinos are our primary sources of income and operating cash flows that we rely upon to pay all of our obligations and to remain in compliance with debt covenants under any indebtedness we may incur and meet our obligations when due. Because we operate in several different jurisdictions, we are subject to different legal and market conditions in order to remain open. We have no control over and cannot predict the length of any future operating restrictions or future closures of our casinos and hotels. Any required closures may require us to seek to amend our debt agreements, though there is no certainty that we would be successful in such efforts. Additionally, we may be required to seek additional liquidity through the issuance of new debt or equity, or through the sale of certain assets. Our ability to obtain additional financing would depend in part on factors outside of our control.

The impact of the ongoing COVID-19 pandemic on our business and results of operations remains uncertain.

The extent of the ongoing and future effects of pandemics, including COVID-19 and new variants, on our business remains uncertain and depends on a number of factors that are beyond our control, including the possibility that governmental regulations and directives enacted in the future may limit the operations of our properties or prohibit or discourage customers from visiting our properties. Our ability to attract customers to our properties and results of operations would be negatively impacted if we were required to reinstate limitations on the number of customers present in our facilities, reduce gaming operations, restrict hotel, food and beverage outlets or special events or implement other social distancing or health and safety measures. In addition, even as the COVID-19 pandemic subsides, the disruption already caused by the COVID-19 pandemic may still lead to prolonged changes in consumer behavior, the effects of which are still yet to be fully realized. The ultimate economic impacts to us of the evolving COVID-19 pandemic are uncertain and difficult to predict and could adversely impact our business, financial condition and results of operations.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In recent years, there were severe cold temperatures that we believe adversely affected our Indiana and Mississippi properties’ financial performance, and historically abnormal snow levels and forest fires in the Lake Tahoe region adversely affected visitation and financial performance at Grand Lodge. Moreover, gasoline shortages or fuel price increases could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana casino vessel does not leave its moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions. Our ferry boat that we operate at Rising Star has similar risks as our Indiana casino vessel, as well as additional risks related to ferry boat operations.

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

Natural disasters and extreme weather conditions, potentially exacerbated by climate change, such as major hurricanes, tornadoes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Certain of our properties are located in areas that may be subject to extreme weather conditions. Hurricanes are common in the area in which our Mississippi property is located, and the severity of such natural disasters is unpredictable. In October 2020, Hurricane Zeta caused the temporary closure of the Silver Slipper and caused approximately $5 million of damage, most of which was covered by insurance. In 2005, prior to the development of the Silver Slipper, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River. Wildfires are also increasing in frequency and intensity, and the Western United States and the Rocky Mountain Region have been experiencing continuing drought conditions. Conversely, recent months have seen larger than normal snowfall in the Lake Tahoe region, sometimes impacting regional travel. Bronco Billy’s and Grand Lodge were adversely affected by nearby forest fires and the impacts therefrom. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures at our existing properties to ensure compliance with any new or updated regulations. This may also adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, operations or business.

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

The Silver Slipper is located at the end of a dead-end road, with no other access. Bronco Billy’s is accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternative is longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road is closed, for example, by flooding, the alternative routes involve a ferry boat or more winding roads through the rolling hills inland from the river. If access to any of these roads is blocked for any significant period, our results of operations and financial condition could be materially affected.

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

We are highly dependent on the services of our executive management team and other members of our senior management team. Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies, and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We have faced increased challenges in attracting and retaining qualified employees, particularly in light of recent labor shortages, including increased employee resignations that took place throughout the United States as a result of the COVID-19 pandemic. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. There can be no assurance that we will be able to retain and motivate our employees.

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

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

●	continued or increased inflationary pressures;
●	supply chain issues that are beyond our control;
●	changes in federal, state or local tax or regulations, including gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;
●	our reliance on slot play revenues and any additional costs imposed on us from slot machine vendors;
●	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf;
●	availability and costs associated with insurance;
●	increases in costs of labor;
●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;
●	our properties use significant amounts of water, and a water shortage may adversely affect our operations; and
●	at Grand Lodge, we rely on Hyatt Lake Tahoe to provide certain items at reasonable costs, including food, beverages, parking and rooms. Any change in its pricing or the availability of such items may affect our ability to compete.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

We face the risk of fraud and cheating.

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees directly or through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. While we carry insurance for employee theft, such insurance may not cover all or any of such losses. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Legislation in various forms to ban indoor tobacco smoking has been enacted or introduced in jurisdictions in which we operate. Except for our casinos in Colorado and Illinois, the gaming areas of our properties are not currently subject to tobacco restrictions. If additional restrictions on smoking are enacted in jurisdictions in which we operate, we could experience a decrease in gaming revenue. This is particularly the case if such restrictions are not applicable to all competitive facilities in that gaming market.

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

We are currently constructing Chamonix in Cripple Creek, Colorado, adjoining and connected to our existing Bronco Billy’s casino. We also intend to construct the permanent American Place facility in Waukegan, Illinois, located adjacent to The Temporary.

Construction of these types of projects have certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Our development and expansion projects are exposed to significant risks, including:

●	shortage of materials, including due to supply chain issues that are beyond our control;
●	shortage of skilled labor or work stoppages;
●	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;
●	increases in the cost of steel and other raw materials for construction, driven by inflation, U.S. tariffs on imports, demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects;
●	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes, the impacts of pandemic such as coronavirus, or other casualty losses or delays;
●	unanticipated cost increases or delays in completing the project;
●	delays in obtaining, or inability to obtain or maintain, necessary license or permits;
●	lack of sufficient funds, or delays in the availability of, financing;
●	failure to comply with the terms of our disbursement agreements under our indenture could limit our access to funds for the projects;
●	changes to plans or specifications;
●	performance by contractors and subcontractors;
●	disputes with contractors;
●	mechanic’s liens on real property collateral that may have priority over the liens securing our indebtedness;
●	personal injuries to workers and other persons;
●	structural heights and the use of cranes;
●	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;
●	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;
●	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;
●	requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and
●	other unanticipated circumstances or cost increases.

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

Delays in the completion of the plans and specifications for our growth projects, including Chamonix and American Place, could delay completion of the projects. In addition, completion of the plans and specifications while construction is in progress could cause inefficiencies, and certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform to building code requirements or subsequently-developed plans and specifications. The Pre-Construction Services Agreement and Letter of Intent with our general contractor for Chamonix provides that the cost of construction may increase and the deadlines for the contractor’s obligations to complete construction may be adjusted for alterations in the project’s scope. We may enter into similar arrangements with the general contractor for American Place. We can give no assurance that changes in the scope of these projects will not increase the cost of the projects or extend their completion dates. We establish budgets for the projects based, in part, on our estimate of the cost of various construction goods and services for parts of the projects that, in some cases, are not yet fully designed. If the actual cost with respect to these allowance items exceeds the estimated amount, we will be responsible for the payment of those excess amounts out of the cash flow from our other operations and from cash balances and other financial resources. Our cash flow, cash reserves and other financial resources may not be adequate at any given time to address balancing of the construction budgets if there are increased costs. If our contingency, cash flow from operations and anticipated excess liquidity are insufficient to cover any shortfall, we may not have sufficient funds to complete the projects without seeking additional capital or at all.

There is no assurance that our growth projects, including Chamonix and American Place, will not be subject to additional regulatory restrictions, delays, or challenges.

We received approval of the plans for Chamonix from the Cripple Creek Historic Preservation Commission and Cripple Creek City Council in January and February 2021, respectively. Additionally, as part of these approvals, the Cripple Creek City Council voted to amend the prior Development Agreement with Bronco Billy’s regarding the project, as an Amended and Restated Development Agreement, and further amended as the Second Amendment to Amended and Restated Development Agreement in which we are obligated to complete the project by December 31, 2023. If we do not complete the project by that date, the City may exercise its right of reversion for previously vacated rights of way of portions of 2nd Avenue and a nearby alley. If the project is substantially underway at the deadline, it is likely that the City Council would agree to extend the deadline; however, there is no certainty that would be the case. We are still developing our plans related to the permanent facility for American Place. Such plans will be subject to regulatory approval. Illinois regulations allow The Temporary to only operate for two years, unless the Illinois Gaming Board approves an additional year to accommodate appropriate construction. Construction of the permanent American Place facility may require more than two years. We have not yet applied for the additional year permitted under the regulations and, if we do so, there is no certainty such extension will be granted. We intend to avoid having an extended period of time between the closing of The Temporary and the opening of American Place, as it could be detrimental to our business, but there is no certainty that this can be achieved. Completion of these projects could also be delayed by weather, labor shortages or other construction delays. There is no assurance that these projects will not be subject to additional restrictions, delays, or challenges.

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

As of December 31, 2022, we had approximately $134.6 million deposited in a construction disbursement account for Chamonix. The funds in the construction disbursement account, which will be used to fund the completion of the design, development, construction, equipping and opening costs of Chamonix, will be disbursed pursuant to the terms of our Cash Collateral and Disbursement Agreement. Funds will be distributed from this account only upon satisfaction of certain conditions, including the approval of the disbursements by an independent construction consultant, as contemplated by the Cash Collateral and Disbursement Agreement. Such agreement is designed to ensure that the funds in the construction disbursement account at each test date are sufficient to fund the anticipated costs to complete the Chamonix project. If we fail to satisfy draw conditions or the independent construction consultant does not give its approval to construction draws, in each case under our Cash Collateral and Disbursement Agreement, we may have to put additional funds into the construction disbursement account. There is no certainty that we would have access to funds when needed to keep the account “in balance,” which could cause delays in the construction of Chamonix.

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

We may face certain challenges as we integrate the operational and administrative systems of recently developed or acquired facilities into our business. As a result, the realization of anticipated benefits may be delayed or substantially reduced. Events outside of our control, including changes in state and federal regulations and laws, as well as economic trends, also could adversely affect our ability to realize the anticipated benefits from the acquisition or development.

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

Management of new properties, especially in new geographic areas, may require that we increase our management resources. We cannot assure you that we will be able to manage any new or acquired operations effectively or realize any of the anticipated benefits of our acquisitions. We also cannot assure you that, if acquisitions are completed, the acquired businesses will generate returns consistent with our expectations. Our ability to achieve our objectives in connection with any acquisition we may consummate may be highly dependent on, among other things, our ability to retain the senior-level property management teams of such acquisition candidates. If, for any reason, we are unable to retain these management teams following such acquisitions or if we fail to attract new capable executives, our operations after consummation of such acquisitions could be materially adversely affected. If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity, ability to satisfy financial covenants and comply with other restrictive covenants under our indenture, and ability to pay or refinance our indebtedness.

The occurrence of some or all of the above-described events could have a material adverse effect on our business, financial condition and results of operations.

The construction of Chamonix and American Place may inconvenience customers and disrupt business activity at the adjoining Bronco Billy’s casino and The Temporary, respectively.

Although we have attempted to minimize disruption of our existing Bronco Billy’s operations, construction of Chamonix has required portions of the adjoining Bronco Billy’s to be closed or disrupted. For example, Chamonix is being built, in part, on surface parking lots that were once used by guests of Bronco Billy’s. As a result, we closed such parking lots and relocated guest parking until Chamonix’s new parking garage is available for use. Similarly, all on-site hotel rooms at Bronco Billy’s were closed to facilitate construction. The Temporary was designed so that construction of American Place on adjoining land should not materially disrupt business activity at The Temporary, but there is no certainty that this will be the case. Disruptions in operations at Bronco Billy’s or The Temporary could have an adverse effect on our business, financial condition and results of operations.

The permanent American Place facility, additional growth projects or potential enhancements at our properties may require us to raise additional capital.

We may need to access financial institution sources, capital markets, private sources or otherwise obtain additional funds to fund the permanent American Place facility. Additional capital may also be needed to fund other growth projects or potential enhancements we may undertake at our other properties. We do not know when, or if, financial institution sources, capital markets or private sources will permit us to raise additional funds for such phases and enhancements in a timely manner, on acceptable terms, or at all. Inability to access financial institution sources, capital markets or private sources, or the availability of capital only on less-than-favorable terms, may cause or force us to delay, reduce, or cancel our growth and enhancement projects.

Our ability to obtain additional funding may also be limited by our financial condition, results of operations or other factors, such as our credit rating or outlook at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. As we seek additional financing, we will be subject to the risks of rising interest rates and other factors affecting the financial markets.

The casino, hotel and resort industry is capital intensive, and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

Our properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment, including slot machines. We may also need to make capital expenditures at our casino properties to comply with applicable laws and regulations.

Renovations and other capital improvements at our properties may require significant capital expenditures. In addition, renovations and capital improvements sometimes generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from existing resources and cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out could be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing, if needed, or that we will be able to obtain such financing on favorable terms. A failure to renovate or properly maintain our properties may put us at a competitive disadvantage.

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

We cannot assure you that the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate or expected return, or any return, on our significant investments. As previously discussed, the development of new properties may involve construction, regulatory, legal and competitive risks or local opposition, any of which can significantly increase the anticipated cost of a project. Our projects, if completed, may not achieve the level of guest acceptance and patronage we anticipate. For this or other reasons, such projects may take significantly longer than we expect to generate returns, if any. If our new developments or acquired properties do not achieve the financial results anticipated, it could adversely affect our revenues and results of operations. Moreover, lower-than-expected results from the opening of a new facility may make it more difficult to raise capital.

Risks Related to our Indebtedness

Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

As of December 31, 2022, the total principal amount of our indebtedness, excluding unamortized debt issuance costs, was $410.0 million, consisting entirely of the Notes. Our Credit Facility was drawn for $36.0 million in January 2023 and remains outstanding as of this report date. The Notes and the Credit Facility are summarized in Part I, Item 1. “Business — Operating Properties — American Place / The Temporary.” We also have a finance lease at our Rising Star Casino Resort with an outstanding balance of $2.8 million.

Our debt could, among other things:

●	require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures and acquisitions, and other general corporate requirements;
●	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
●	increase our vulnerability to general adverse economic and industry conditions and increases in interest rates;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and

●	adversely affect our credit rating, which may adversely affect our cost to borrow funds or the market price of our common stock.

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

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures and expansion efforts, will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors.

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

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Such alternative measures, if necessary, may not be available on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Notes and the Credit Facility restrict our ability to dispose of assets and use the proceeds from asset dispositions, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable and foreclose against the collateral securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in us.

We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the Notes and any borrowings under the Credit Facility.

The source of much of our cash flow to pay our obligations under the Notes and any borrowings under the Credit Facility and to make payments on any other indebtedness will be dividends and distributions from our subsidiaries. If our subsidiaries are unable to make dividend payments or distributions to us and sufficient cash or liquidity is not otherwise available, we may not be able to pay interest or principal under the Notes or borrowings under the Credit Facility. Unless they guarantee the Notes and the Credit Facility, our subsidiaries (a) will not have any obligation to pay amounts due under the Notes and the Credit Facility or to make funds available for that purpose and (b) may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes and the Credit Facility. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In addition, while the indentures governing the Notes and the Credit Facility limit the ability of our restricted subsidiaries to restrict the payment of dividends or make other intercompany payments to us, these limitations will be subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes and the Credit Facility.

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

Licensing. The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. The ownership, management and operation of gaming facilities are subject to extensive state and local regulation in the jurisdiction in which it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interest in the gaming operations. The regulatory authorities in jurisdictions where we operate have broad discretion. They may, for any reason set forth in the applicable legislation, rules and regulations, limit, condition, suspend, fail to renew or revoke a license or registration to conduct gaming operations. Furthermore, because we are subject to regulation in each jurisdiction in which we operate, and because regulatory agencies within each jurisdiction review our compliance with gaming laws in other jurisdictions, it is possible that gaming compliance issues in one jurisdiction may lead to reviews and compliance issues in other jurisdictions.

Taxation and fees. We believe that the prospect of significant tax revenue is one of the primary reasons that jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state, and local income and employment taxes. Such taxes and fees are subject to increase at any time. From time to time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, any downturn in economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition and results of operations.

Compliance with other laws. In addition to gaming regulations, we are also subject to various federal, state, and local laws and regulations affecting businesses in general. These laws and regulations include, but are not limited to, environmental matters, employment, currency transactions, taxation, construction, zoning, land-use laws, marketing and advertising, smoking, and regulations governing the serving of alcoholic beverages.

The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000, including groupings of related transactions, occurring within a gaming day, including identification of the guest by name and social security number, to the Internal Revenue Service (“IRS”). This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Periodic audits by the IRS and our internal audit function assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years, the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry. Recent public comments by FinCEN suggest that casinos should make efforts to obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests.

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

Our riverboat and ferry boat operations at Rising Star must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify our boats for safety, stability and single compartment flooding integrity. All of our casinos also must meet local fire safety standards. We could incur additional costs if our gaming facilities are not in compliance with one or more of these regulations.

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

There are also laws and regulations governing the collection and use of biometric information, such as fingerprints and facial scans. For example, the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq. (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information” which include fingerprints and facial scans.  BIPA requires written notice and consent before a private entity (like us and our subsidiaries) may collect or disseminate biometric information.  It further provides that any private entity in possession of biometric information must establish, publish and comply with a policy regarding its schedule for destroying biometric information and follow reasonable security measures to protect such information. Individuals are afforded a private right of action under BIPA and may recover statutory damages equal to the greater of $1,000 (or $5,000 for reckless violations) or actual damages and reasonable attorneys’ fees and costs for each unlawful collection of biometric information, which the Illinois Supreme Court has interpreted to include not only the initial collection of information to create a biometric template, but also, each subsequent scan of biometric information to identify an individual.  Many Illinois businesses, including casinos, have been accused of using biometric-enabled devices, including hand or fingerprint scanners for timekeeping or security purposes, and facial recognition technology for security purposes, without the required policy, notice or consent. Any biometric-enabled devices or technologies used by us in Illinois must comply with BIPA’s notice, consent, policy and security requirements to avoid potential liability. In addition to BIPA, a number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and materially adversely affect our business.

Compliance with applicable privacy laws and regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our customers. In addition, non-compliance with applicable privacy laws and regulations by us (or in some circumstances non-compliance by third party service providers engaged by us) may also result in damage of reputation, result in vulnerabilities that could be exploited to breach our systems and/or subject us to fines, payment of damages, lawsuits (including class actions) or restrictions on our use or transfer of personal information (including biometric information).

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

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies’ operating performance, for example, as a result of the coronavirus epidemic or increases in the borrowing rates set by the Federal Reserve. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and/or securities class-action litigation has sometimes been instituted against that company, sometimes irrespective of whether the company took any action contributing to such volatility. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

		December 31, 2022
		Owned	Leased
		Land	Land	Slot	Table	Hotel
Segments and Properties	Locations	(acres)	(acres)	Machines	Games	Rooms
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO	6.06	4.27	391	7	14
Chamonix Casino Hotel (under construction)	Cripple Creek, CO	(a)	(a)	(a)	(a)	(a)
Illinois
The Temporary / American Place (under development)	Waukegan, IL	9.95	(b)	(b)	(b)	─
Indiana
Rising Star Casino Resort	Rising Sun, IN	289.58	3.01	617	16	294
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS	0.03	43.70	759	20	129
Nevada
Grand Lodge Casino	Incline Village, NV	─	0.48	265	9	(c)
Stockman’s Casino	Fallon, NV	4.73	─	190	2	─

__________

(a)	Chamonix is being constructed on a mix of land owned by us and leased to us. When Chamonix is complete, the Colorado segment is currently expected to have a total of 630 slot machines, 17 table games, and 313 guest rooms.
(b)	In January 2023, we entered into an agreement with the City of Waukegan to lease 31.70 acres of land for The Temporary (which opened in February 2023) and the future American Place. As of March 1, 2023, The Temporary had 841 slot machines and 28 table games, which we expect to increase to 1,000 slot machines and 50 table games in the near-term. The permanent American Place facility is expected to have 1,640 slot machines and 100 table games.
(c)	Located within the Hyatt Lake Tahoe, which offers 422 rooms.

Item 3. Legal Proceedings.

A discussion of our legal proceedings is contained in Note 9 to our consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Capital Market under the symbol “FLL.”

On March 13, 2023, we had 72 “registered holders” of record of our common stock. We believe that a substantial number of stockholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not included in the number of “registered holders” above.

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golfing, RV camping, sports betting, entertainment and retail outlets, among other amenities. We currently operate six casinos: five on real estate that we own or lease and one located within a hotel owned by a third party. Construction continues for a seventh property, Chamonix Casino Hotel (“Chamonix”), adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are also designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in February 2023 named The Temporary by American Place (“The Temporary”) (see Note 12 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). We intend to operate The Temporary until the opening of American Place. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies operate or will operate these online sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts.

In addition to our Contracted Sports Wagering segment, we view each of the states that we operate in as distinct operating segments. Our portfolio consists of the following:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Illinois
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana
One sports wagering website (“skin”), expected to commence Spring 2023	Illinois

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where permitted by gaming regulations, most of our revenues are cash-based, through customers wagering with cash or paying for non-gaming services with cash or credit cards. Our revenues are primarily derived from slot machines, but also include other gaming activities, including table games, keno and sports betting. In addition, we derive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course and ferry boat service at Rising Star, our RV parks owned at Rising Star and managed at Silver Slipper, and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to customers on a complimentary basis; the value of such services is included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and adjustments for certain progressive jackpots offered by the Company.

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. At Silver Slipper, our sports book operations are in partnership with a company specializing in race and sports betting. At Rising Star, Bronco Billy’s, and The Temporary/American Place, we have contracted with other companies to operate our online sports wagering skins under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus.

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

Recent Developments

American Place. In December 2021, we were selected by the IGB to develop and operate American Place, our proposal for a casino and entertainment destination in Waukegan, Illinois. While the larger, more lavish American Place facility is under construction, we will operate a temporary casino facility, aptly named The Temporary. Opened in February 2023, The Temporary was designed to include approximately 1,000 slot machines, 50 table games, a fine-dining restaurant, two additional restaurants, and a center bar. The permanent American Place facility is expected to include a world-class casino with a state-of-the-art sportsbook; a premium boutique hotel comprised of twenty luxurious villas; a 1,500-seat live entertainment venue; and various food and beverage outlets.

To accommodate operations for The Temporary, as well as construction of the permanent American Place facility, we entered into a 99-year ground lease (the “Ground Lease”) with the City of Waukegan, Illinois (the “City”) in January 2023 for approximately 32 acres of land (the “City-Owned Parcel”), which is adjacent to a 10-acre parcel of land that we purchased in March 2022 for $7.5 million. Annual rent under the Ground Lease is the greater of (i) $3.0 million or (ii) 2.5% of Adjusted Gross Receipts (as defined) generated by either the Temporary or American Place. The Ground Lease is only terminable to the extent that the Development and Host Community Agreement with the City is terminated. We have the right to purchase the City-Owned Parcel at any time during the term of the Ground Lease for $30 million, but if we do so prior to the opening of American Place, then we must continue to pay rent due to the City under the Ground Lease until the permanent casino is open. For more information, see Note 12 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Debt Financing. On February 21, 2023, we issued $40.0 million of Additional Notes.  The Additional Notes were issued pursuant to an amended indenture governing the $410 million of Existing Notes.  In connection with the issuance of the Additional Notes, we entered into a Fourth Supplemental Indenture with Wilmington Trust, National Association, as trustee, dated February 21, 2023 (as further amended, the “Indenture”).  The Additional Notes are treated as a single series of senior secured debt securities with the Existing Notes and as a single class for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.  Proceeds from the offering, net of related expenses and discounts, were approximately $34 million.

The Notes bear interest at a rate of 8.25% per year and mature on February 15, 2028. Interest on the Notes is payable on February 15 and August 15 in arrears of each year.

Also on February 21, 2023, we entered into a Second Amendment to the Credit Agreement with Capital One, National Association (“Capital One”), which, among other things, increased the amount of additional Indebtedness permitted under our Credit Agreement, dated as of March 31, 2021 (as further amended, the “Credit Agreement”), permitting the issuance of the Additional Notes.

The Notes are guaranteed, jointly and severally (such guarantees, the “Guarantees”), by each of the Company’s restricted subsidiaries (collectively, the “Guarantors”).  The Notes and the Guarantees are the Company’s and the Guarantor’s general senior secured obligations, subject to the terms of the Collateral Trust Agreement (as defined in the Indenture), ranking senior in right of payment to all of the Company’s and the Guarantor’s existing and future debt that is expressly subordinated in right of payment to the Notes and the Guarantees, if any, and ranking equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior debt.

The Notes, together with borrowings under the Credit Facility, are equally and ratably secured by a first priority security interest in, subject to certain exceptions and limitations and the terms of the Collateral Trust Agreement, the Company’s and the Guarantors’ furniture, equipment, inventory, accounts receivable, other personal property and real property.  Additionally, the Notes (but not the borrowings under the Credit Facility) are secured by a first priority security interest in the securities accounts and the deposit accounts established pursuant to the Cash Collateral and Disbursement Agreement.

Sports Wagering in Illinois. In May 2022, we signed a retail and mobile sports wagering contract for Illinois. Such operations are expected to commence in Spring 2023, pending the receipt of customary gaming approvals.  We received an upfront fee of $5 million, which was capitalized and will be amortized over the eight-year term of the agreement that is expected to commence in Spring 2023.  We will receive a percentage of revenues (as defined), subject to an annual minimum of $5 million. For more information, see Note 9 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Sports Wagering in Colorado. In December 2022, we entered into a contract with a third-party to operate mobile sports wagering under our permitted third skin in Colorado. The 10-year agreement began its contractual term in March 2023. Such agreement replaces an unrelated operator that ceased operations in May 2022. In total, we have three sports wagering agreements in Colorado, for which we receive a percentage of revenues (as defined), subject to annual minimums totaling $3 million. For more information, see Note 9 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

COVID-19 Pandemic Update. The COVID-19 pandemic continues to evolve and certain precautionary and stimulus measures, as well as other factors, have created economic uncertainty both in the United States and globally, as well as significant and prolonged volatility in, and disruption to, financial markets, labor markets and supply chains. Global supply chain disruptions and other world events have resulted in shipping delays, increased shipping costs, supply shortages, and inflationary pressures, including increases in prices for fuel, food, building materials, labor, and other items. These increased costs, labor shortages, and supply shortages continued to put additional constraints on our operating business and our construction projects for the year ended December 31, 2022. We do not know when, or if, these cost, labor, and supply chain issues will materially alleviate and, accordingly, they may continue to impact our existing business and our construction projects.

We believe that we have a strong balance sheet and sufficient liquidity in place. As of December 31, 2022, we had total cash and cash equivalents of $191.2 million, including $134.6 million of restricted cash reserved to fund the construction of Chamonix, and availability under our revolver. As noted above, we further augmented our liquidity in the first quarter of 2023 through the issuance of $40.0 million of Additional Notes, as well as the drawdown of $36.0 million under our Credit Facility.

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

Adjusted EBITDA, Adjusted Segment EBITDA and Adjusted Segment EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA see “Non-GAAP Measure.” We utilize Adjusted Segment EBITDA as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” Additionally, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the property’s revenues.

Results of Operations 2022 Compared to 2021

Consolidated operating results

The following tables summarize our consolidated operating results for the years ended December 31, 2022 and 2021:

	Year Ended
(In thousands)	December 31,		Increase /
	2022	2021	(Decrease)
Revenues	$163,281	$180,159	(9.4)%
Operating expenses	150,598	142,605	5.6%
Operating income	12,683	37,554	(66.2)%
Interest and other non-operating expenses, net	27,518	25,413	8.3%
Income tax (benefit) expense	(31)	435	(107.1)%
Net (loss) income	$(14,804)	$11,706	(226.5)%

	Year Ended
(In thousands)	December 31,		Increase /
	2022	2021	(Decrease)
Casino revenues
Slots	$99,490	$113,612	(12.4)%
Table games	13,535	13,749	(1.6)%
Other	851	3,070	(72.3)%
	113,876	130,431	(12.7)%

Non-casino revenues, net
Food and beverage	26,494	27,347	(3.1)%
Hotel	9,282	9,624	(3.6)%
Other	13,629	12,757	6.8%
	49,405	49,728	(0.6)%
Total revenues	$163,281	$180,159	(9.4)%

	Year Ended
	December 31,		Increase /
(In thousands)	2022	2021	(Decrease)

Slot coin-in	$1,837,852	$1,951,311	(5.8)%
Slot win(1)	$135,793	$148,232	(8.4)%
Slot hold percentage(2)	7.4%	7.6%	(0.2)	pts
Table game drop	$76,130	$77,104	(1.3)%
Table game win(1)	$13,733	$13,823	(0.7)%
Table game hold percentage(2)	18.0%	17.9%	0.1	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps.” For details on our customer loyalty programs, see Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 17.9%, respectively.

The following discussion is based on our consolidated financial statements for the years ended December 31, 2022 and 2021.

Revenues. Consolidated revenues decreased by 9.4% (or $16.9 million) in 2022, primarily due to a $14.9 million decline in slot revenues from lower volumes at our three properties in Colorado, Mississippi, and Indiana. These lower volumes can be primarily attributed to the absence of government stimulus programs of the same scale as in 2021; construction disruptions at Bronco Billy’s to advance the completion of our Chamonix project; the launch of competing online sports wagering in Louisiana in January 2022; and adverse weather in December 2022 across several properties. Additionally, our revenues were impacted by factors that are inherently hard to quantify, as discussed in the “Recent Developments – COVID-19 Pandemic Update” section. These include inflationary pressures, which could affect the spending pattern of customers, as well as labor shortages for us to meet the demands of potential customers. “Other Non-casino Revenues” includes $7.2 million of revenue related to our contracted sports wagering agreements in 2022, compared to $5.9 million in 2021. See “Operating Results – Reportable Segments” below for details.

Operating expenses. Consolidated operating expenses increased by 5.6% (or $8.0 million) in 2022, primarily due to $9.5 million of additional preopening costs for The Temporary and Chamonix and a $2.6 million increase to food and beverage costs. Such amounts were partially offset by a $4.0 million decrease in casino costs tied to lower volumes than in 2021, as noted above.

See further information within our reportable segments described below.

Interest and other non-operating expense, net.

Interest Expense

(In thousands)	Year Ended
	December 31,
	2022	2021
Interest expense (excluding bond fee amortization and premium)	$33,496	$24,179
Amortization of debt issuance costs, discounts and premiums	1,649	1,349
Capitalized interest	(10,802)	(1,871)
Interest income and other	(1,355)	—
	$22,988	$23,657

Interest expense decreased marginally due to increases in capitalized interest related to construction of The Temporary and Chamonix projects, as well as interest income earned during the year. Both items more than offset the increased interest expense that resulted from the February 2022 issuance of $100 million of additional senior secured notes. See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Other non-operating expense, net

In 2022, we incurred $4.5 million of other non-operating expense, primarily consisting of debt modification costs related to our offering of $100 million of additional notes in February 2022. In 2021, we incurred $1.8 million of other non-operating expense, which included $0.4 million for the extinguishment of prior debts and $1.3 million for the settlement of our former warrants. See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Income taxes. Our effective income tax rates for the years ended December 31, 2022 and 2021 were 0.2% and 3.6%, respectively. Our tax rates differ from the statutory rate of 21.0% primarily due to changes in valuation allowance and items that are permanently treated differently for GAAP and tax purposes. During 2022, we continued to provide a valuation allowance against our deferred tax assets (“DTAs”), net of any available deferred tax liabilities, as applicable, based on our analysis of the timing of reversal of such deferred taxes. For 2022, the valuation allowance was $15.2 million, compared to $9.9 million for 2021. In future years, if it is determined that we meet the more likely than not threshold of utilizing our DTAs, then we may reverse some or all of our valuation allowance.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2022 results. We used net operating loss carryforwards from previous years to offset taxable income generated in 2022. Due to the level of uncertainty regarding sufficient prospective income as measured under GAAP, we maintain a valuation allowance against our DTAs, as mentioned above. See Note 8 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Operating results — reportable segments

We manage our casinos based primarily on geographic regions within the United States and type of income. For more information, please refer to our earlier discussion within the “Executive Overview” section.

The following table presents detail by segment of our consolidated revenues and Adjusted EBITDA (see “Non-GAAP Measure” for more information). Additionally, management uses Adjusted Segment EBITDA as its measure of segment profitability in accordance with GAAP.

(In thousands)	Year Ended
	December 31,		Increase /
	2022	2021	(Decrease)
Revenues
Mississippi	$80,860	$90,628	(10.8)%
Indiana	39,090	41,435	(5.7)%
Colorado	16,185	23,660	(31.6)%
Nevada	19,950	18,516	7.7%
Contracted Sports Wagering	7,196	5,920	21.6%
	$163,281	$180,159	(9.4)%
Adjusted Segment EBITDA and Adjusted EBITDA
Mississippi	$19,488	$29,843	(34.7)%
Indiana	6,888	8,736	(21.2)%
Colorado	(688)	5,545	(112.4)%
Nevada	4,908	4,933	(0.5)%
Contracted Sports Wagering	7,127	5,890	21.0%
Adjusted Segment EBITDA	37,723	54,947	(31.3)%
Corporate	(5,589)	(7,733)	(27.7)%
Adjusted EBITDA	$32,134	$47,214	(31.9)%

Adjusted Segment EBITDA Margin
Mississippi	24.1%	32.9%	(8.8)	pts
Indiana	17.6%	21.1%	(3.5)	pts
Colorado	(4.3)%	23.4%	(27.7)	pts
Nevada	24.6%	26.6%	(2.0)	pts
Contracted Sports Wagering	99.0%	99.5%	(0.5)	pts

Mississippi

Our Mississippi segment consists of the Silver Slipper Casino and Hotel. The prior year was among the best in the property’s history in terms of casino revenue and total revenue, benefiting from the issuance of government stimulus checks to customers. Compared to 2021, total revenues during 2022 decreased by 10.8% (or $9.8 million), primarily due to declines in casino revenue of 14.5% (or $9.2 million). During 2022, slot revenue declined by 12.4% (or $6.6 million) due to lower volumes. Other casino revenues declined by $2.2 million during 2022, primarily from our on-site sports book that was impacted by the competitive launch of online sports wagering in January 2022 within nearby Louisiana.

Non-casino revenue decreased by 2.3% (or $0.6 million) during 2022, also due to lower volumes during the year. The majority of our non-casino revenue comes from our food and beverage operations, which revenue declined by 2.6% (or $0.5 million). Hotel revenue rose by 1.1% (or $0.1 million), due to higher average daily room rates as compared to 2021, despite a decline in hotel occupancy rates to 91.7% in 2022, as compared to 93.6% in 2021.

Adjusted Segment EBITDA decreased by 34.7% (or $10.4 million) from the prior year, reflecting revenue declines from a lack of stimulus payments and the launch of online sports wagering in Louisiana mentioned above; a $1.8 million increase in food costs; and a $1.4 million increase in property insurance costs.

Indiana

Our Indiana segment consists of Rising Star Casino Resort. Similar to the Silver Slipper, total revenues for the prior year benefited from customers receiving government stimulus payments. Additionally, a nearby facility with “historical racing machines” (which are a form of slot machine) opened in September 2022. As a result, total revenues for 2022 decreased by 5.7% (or $2.3 million), compared to 2021, due to declines in casino revenue of 7.6% (or $2.2 million). During 2022, slot revenue declined by 5.7% (or $1.5 million) due to lower volumes, while table game revenue declined by $0.7 million.

Non-casino revenue declined by 0.8% (or $0.1 million) during 2022, also from lower volumes. Increases in food and beverage revenue of 12.0% (or $0.4 million) nearly offset decreases in other non-casino revenue (3.1%, or $0.1 million) and hotel revenue (9.7%, or $0.4 million). Total occupied room-nights declined by 9.2% in 2022 to 47,587 room-nights from 51,951 room-nights in 2021, and average daily room rates also declined.

Adjusted Segment EBITDA decreased by 21.2% (or $1.8 million) from the prior year due to lower volumes as discussed above. Lower volumes led to declines in many variable costs, such as gaming taxes, related fees, and payroll. However, marketing costs during 2022 increased by $0.5 million to address lower volumes, as 2021 was assisted by the issuance of government stimulus checks to customers.

Colorado

Our Colorado segment includes Bronco Billy’s Casino and Hotel and the Chamonix project. The Colorado gaming market, including Cripple Creek, has shown significant growth since betting limits were eliminated in May 2021. Bronco Billy’s, however, has incurred significant construction disruption, including temporarily-reduced gaming and restaurant capacity and the temporary absence of all on-site hotel rooms and on-site self-parking. Total revenues for 2022 decreased by 31.6% (or $7.5 million) when compared to 2021, reflecting business disruptions to accommodate the construction of Chamonix.

Casino revenue for 2022 decreased by 33.0% (or $6.7 million), compared to 2021, which was largely due to the construction disruptions mentioned above. Slot revenue declined by 34.5% (or $6.8 million) during 2022. Table games revenue rose by 18.7% (or $0.1 million) during 2022 due to a higher hold percentage and increased volumes versus 2021, when table games operations resumed in February 2021 under pandemic-related constraints.

Non-casino revenue decreased by 23.2% (or $0.8 million) during 2022, due to declines in food and beverage revenue of 26.6% (or $0.6 million) after the temporary closure of the property’s steakhouse since May 2022 and, to a lesser extent, declines in ATM and related surcharge income of $0.1 million.

Adjusted Segment EBITDA decreased by $6.2 million, from positive Adjusted Segment EBITDA of $5.5 million to an Adjusted Segment EBITDA loss of $688,000, due to significant disruptions in 2022 from the construction of Chamonix, as mentioned above. Similar to Rising Star, lower volumes also led to declines in many variable costs, such as gaming taxes, gaming position fees, and food and beverage costs. To alleviate the lack of on-site parking, Bronco Billy’s currently offers complimentary valet parking and a free shuttle service to an off-site parking lot, resulting in additional expenses. The casino has also maintained much of its payroll, despite reduced activity levels, anticipating the need for the larger workforce required to open and operate Chamonix.

In addition to construction disruption due to our neighboring Chamonix project, we are currently undergoing a modest refurbishment of a portion of Bronco Billy’s, which began in May 2022. Accordingly, Bronco Billy’s contribution to earnings was impacted by the casino refurbishment (which was completed in December 2022), and will likely continue to be impacted until restaurant work at Bronco Billy’s is completed in the third quarter of 2023 and Chamonix begins its phased opening, potentially also in the third quarter of 2023. When Chamonix opens, Bronco Billy’s will share the significant on-site parking garage, valet and surface parking capacity of the new casino, and also benefit from Chamonix’s adjoining 300-guestroom hotel.

The market in Cripple Creek is seasonal, favoring the summer months.

Nevada

The Nevada segment consists of the Grand Lodge and Stockman’s casinos. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge Casino is located near several major ski resorts. We typically benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, although at times, major snowstorms can restrict access to the property.

Total revenues for 2022 increased by 7.7% (or $1.4 million), compared to 2021, primarily due to higher casino revenue at Grand Lodge. Casino revenue increased by 9.1% (or $1.5 million) in 2022 due to higher revenue from both our slots and table games departments. Slot revenue rose by 5.4% (or $0.8 million) and table games revenue rose by 34.3% (or $0.8 million) in 2022, due to increases in both volumes and higher hold percentages. During the third quarter of 2021, Grand Lodge  was adversely affected by significant wildfires in the area. Additionally, in July 2022, Stockman’s resumed table games operations, which had remained closed since March 2020.

Adjusted Segment EBITDA was relatively flat at $4.9 million each for 2022 and 2021. Increased volumes – largely reflecting the recovery of tourism to the Lake Tahoe region at Grand Lodge during 2022 – resulted in higher variable costs, such as gaming taxes, related fees, and payroll.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and, upon launch, Illinois.

For 2022, revenues increased by 21.6% or ($1.3 million) and Adjusted Segment EBITDA increased by 21.0% or ($1.2 million), compared to 2021, which results reflect an additional skin that contractually went live on December 1, 2021, as well as an acceleration of deferred revenue for two agreements (one in each of Indiana and Colorado) that ceased operations in May 2022, when one of our contracted parties ceased operations, each in Indiana and Colorado. In December 2022, we entered into a sports wagering agreement to replace such operator in Colorado. We are currently evaluating whether to utilize the remaining skin in Indiana ourselves or to find a replacement operator for such skin. However, there is no certainty that we will be able to enter into an agreement with a replacement operator or successfully operate the skin ourselves.

Additionally, the results of this segment do not yet include income contribution from our agreement for a third party to operate on-site and online sports betting in Illinois. Under such agreement, we will receive a percentage of revenues, as defined in the contract, subject to an annualized minimum of $5 million, with minimal expected expenses. We anticipate the Illinois sports operations will begin in Spring 2023, subject to customary regulatory approvals. For details, see Note 9 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Corporate

Corporate expenses declined by 27.7% (or $2.1 million) in 2022. In 2021, we incurred $2.1 million of costs related to non-recurring corporate initiatives. Additionally, increases to certain third-party costs were offset by a decrease in accrued bonus compensation.

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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA:

(In thousands)	Year Ended
	December 31,
	2022	2021
Net (loss) income	$(14,804)	$11,706
Income tax (benefit) expense	(31)	435
Interest expense, net	22,988	23,657
Loss on modification and extinguishment of debt, net	4,530	409
Adjustment to fair value of warrants	—	1,347
Operating income	12,683	37,554
Project development costs, net	228	782
Preopening costs	9,558	17
Depreciation and amortization	7,930	7,219
Loss on disposal of assets, net	42	676
Stock-based compensation	1,693	966
Adjusted EBITDA	$32,134	$47,214

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA:

For the Year Ended December 31, 2022
(In thousands)
			Loss /				Adjusted
			(gain)				Segment
	Operating	Depreciation	on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Mississippi	$16,684	$2,757	$47	$—	$—	$—	$19,488
Indiana	4,532	2,356	—	—	—	—	6,888
Colorado	(3,544)	1,429	(5)	—	1,432	—	(688)
Nevada	3,938	970	—	—	—	—	4,908
Contracted Sports Wagering	7,127	—	—	—	—	—	7,127
	28,737	7,512	42	—	1,432	—	37,723
Other operations
Corporate	(16,054)	418	—	228	8,126	1,693	(5,589)
	$12,683	$7,930	$42	$228	$9,558	$1,693	$32,134

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

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Mississippi of $2.0 million in 2022 and $2.3 million in 2021, (ii) Nevada of $1.8 million in both 2022 and 2021, and (iii) Colorado of $12,000 in 2022 and $0.6 million in 2021. During 2022, $0.9 million of qualifying rent in Colorado was reclassified to preopening costs for our Chamonix construction project. Finance lease payments of $0.7 million in both 2022 and 2021 related to Rising Star’s smaller hotel within the Indiana segment are not deducted, as such payments are accounted for as interest expense and amortization of debt related to the finance obligation.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2022, we had $191.2 million of cash and equivalents, including $134.6 million of restricted cash dedicated to the construction of Chamonix. Subsequent to year-end, we closed on the issuance of additional senior secured notes, resulting in net proceeds of approximately $34 million. We currently estimate that between $10 million and $15 million of cash is required for our day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities across our six properties (including The Temporary, which opened in February 2023), will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2022 was $4.4 million, compared to $29.5 million in 2021. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Our operating cash flows decreased in 2022 primarily due to decreases in revenues and income, which includes preopening expenses incurred for The Temporary (which opened in February 2023) and Chamonix.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2022 was $172.1 million, primarily related to capital expenditures for Chamonix and The Temporary/American Place. In 2021, such amount was $37.2 million, primarily for our Chamonix construction project and real estate purchases in Cripple Creek, as well as to repair hurricane damage at Silver Slipper.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during 2022 was $93.6 million, while cash provided by financing activities during 2021 was $235.3 million. In February 2022, we received $102.0 million of gross proceeds from the issuance of additional senior secured notes to construct The Temporary. In February and March 2021, respectively, we received $310.0 million of gross proceeds from the issuance of our 2028 Notes and $46.0 million of gross proceeds from our underwritten equity offering. These cash inflows in 2021 were partially offset by the payoff of the Prior Notes (including the related prepayment premiums), as well as expenses related to our debt and equity offerings.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix and American Place. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the permanent American Place facility and the potential future expansion of Silver Slipper, may require additional financing and/or temporarily reduce the Company’s ability to repay debt.

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

Long-Term Debt. At December 31, 2022, we had $410.0 million of principal indebtedness outstanding under the Existing Notes as issued in February 2021 and February 2022, and no drawn amounts under the Credit Facility or any outstanding letters of credit. With the exception of our Credit Facility, we have fixed interest rates on the remainder of our debt.

See Note 6 and Note 12 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for details on our debt obligations.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino currently has an option for Hyatt to purchase our leasehold interest and related casino operating assets. The lease, which has been extended several times in the past, was subsequently extended through December 31, 2024. See Note 7 and Note 12 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. In addition to normal maintenance capital expenditures, we continue to make significant capital investments related to the construction of Chamonix, The Temporary and American Place.

Chamonix ⸺ As previously discussed in “Operating Properties — Chamonix Casino and Hotel” under Part I, Item 1. “Business,” we increased the size of the Chamonix project’s hotel capacity by 67%, to approximately 300 luxury guest rooms and suites from our previously planned 180 guest rooms. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to Chamonix’s construction (see Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2022, the balance of such restricted cash account was approximately $135 million. We expect to invest all of such amount in 2023, as full completion of construction is expected before the end of 2023.

American Place ⸺ As discussed above in the “Executive Overview,” we were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under construction, we will operate a temporary casino named The Temporary by American Place, which opened in February 2023. During 2023, we expect to invest approximately $70 million into this project, consisting largely of significant upfront gaming license payments and the recent completion of The Temporary’s construction, as well as professional fees related to the design of the permanent American Place facility. We expect to transfer purchased slot machines and other equipment to the permanent casino once opened. See Note 6 and Note 12 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Other Capital Expenditures ⸺ Additionally, we may fund various other capital expenditure projects, depending on our financial resources. Our capital expenditures may fluctuate due to decisions regarding strategic capital investments in new or existing facilities, and the timing of capital investments to maintain the quality of our properties. No assurance can be given that any of our planned capital expenditure projects will be completed or that any completed projects will be successful. Our annual capital expenditures typically include some number of new slot machines and related equipment; to some extent, we can coordinate such purchases to match our resources.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2022 and 2021 annual impairment tests, we utilized the option to perform a qualitative analysis for our goodwill and indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value. For further discussion of goodwill and other intangible assets, see Note 2 and Note 4 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Fixed Asset Capitalization and Depreciation Policies

We define fixed assets as certain property and equipment with economic useful lives that extend beyond a year. Such fixed assets are stated at cost. For the majority of our property and equipment, cost was determined at the acquisition date based on estimated fair values. We acquired Bronco Billy’s in May 2016, Silver Slipper in October 2012, Rising Star in April 2011 and Stockman’s in January 2007. Project development costs, which are amounts expended on the pursuit of new business opportunities, acquisition-related costs, as well as other business development activities in the ordinary course of business, are expensed as incurred. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are also expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. When we construct assets, we capitalize direct costs of the project, including fees paid to architects and contractors and property taxes. Salaries are capitalized only for employees working directly on the project. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

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

Income Taxes

We are subject to federal and state taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net DTAs. Such valuation allowance was $15.2 million for 2022 and $9.9 million for 2021. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions, including fundamental changes to the applicable tax laws.

Our income tax returns are subject to examination by the IRS and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. We assess our tax positions using a two-step process. A tax position is recognized if it meets a more likely than not threshold. It is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. For further discussion of income taxes, see Note 8 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company during the year ended December 31, 2022, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated March 15, 2023, expressed an unqualified opinion on those financial statements.

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

March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Income Taxes ─ Valuation Allowance ─ Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred tax assets and liabilities resulting from the future tax consequences attributable to the differences between the financial statements and tax basis of their respective assets and liabilities.  The Company provides valuation allowances against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.  Future realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  Sources of taxable income include future reversals of deferred tax liabilities, projected future taxable income, ability to carry tax attributes back to prior years, and tax planning strategies.

The Company’s valuation allowance for its US federal and certain state deferred tax assets was $15.2 million as of December 31, 2022.  We identified the Company’s valuation allowance analysis and conclusion as a critical audit matter because of the estimates and judgments required by management in determining whether deferred tax assets are more likely than not to be realized, including the projected timing and pattern of future reversals of existing temporary differences and the projection of future sources of taxable income.  Auditing management’s projected timing and pattern of future reversals of existing taxable temporary differences and the projection of future sources of taxable income, which affect the recorded valuation allowance, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s valuation allowance analysis included the following, among others:

●	We tested the effectiveness of management’s internal controls over the valuation allowance analysis.
●	With the assistance of our income tax specialists, we evaluated the reasonableness of management’s analysis, including the projected timing and pattern of future reversals of deferred tax assets and liabilities. We evaluated the reasonableness of management’s assessment of the significance and weighting of negative and positive evidence that is objectively verifiable, as well as whether it was more likely than not that sufficient estimated taxable income sources would be generated in the future for all or a portion of the net deferred tax assets to be realized, including consideration of:
o	Relevant tax laws and regulations;
o	Future reversals of deferred tax assets and liabilities;
o	Relevant tax planning strategies; and
o	Projected future taxable income, including adjustments for non-recurring items, as applicable.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 15, 2023

We have served as the Company’s auditor since 2019.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2022	2021
Revenues
Casino	$113,876	$130,431
Food and beverage	26,494	27,347
Hotel	9,282	9,624
Other operations, including contracted sports wagering	13,629	12,757
	163,281	180,159
Operating costs and expenses
Casino	39,788	43,765
Food and beverage	26,372	23,757
Hotel	4,806	4,444
Other operations	2,168	1,980
Selling, general and administrative	59,706	59,965
Project development costs, net	228	782
Preopening costs	9,558	17
Depreciation and amortization	7,930	7,219
Loss on disposal of assets, net	42	676
	150,598	142,605
Operating income	12,683	37,554
Other expense
Interest expense, net	(22,988)	(23,657)
Loss on modification and extinguishment of debt, net	(4,530)	(409)
Adjustment to fair value of warrants	—	(1,347)
	(27,518)	(25,413)
(Loss) income before income taxes	(14,835)	12,141
Income tax (benefit) expense	(31)	435
Net (loss) income	$(14,804)	$11,706

Basic (loss) earnings per share	$(0.43)	$0.36
Diluted (loss) earnings per share	$(0.43)	$0.33
Basic weighted average number of common shares outstanding	34,354,847	32,516,758
Diluted weighted average number of common shares outstanding	34,354,847	34,945,951

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and equivalents	$56,589	$88,721
Restricted cash	134,587	176,572
Accounts receivable, net of reserves of $249 and $257	4,082	4,693
Inventories	1,479	1,660
Prepaid expenses and other	6,184	3,726
	202,921	275,372

Property and equipment, net	339,057	149,540
Operating lease right-of-use assets, net	15,771	15,814
Finance lease right-of-use assets, net	3,808	—
Goodwill	21,286	21,286
Other intangible assets, net	10,869	10,896
Deposits and other	1,617	934
	$595,329	$473,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,602	$3,885
Construction payable	30,279	4,537
Accrued payroll and related	3,784	5,473
Accrued interest	12,966	9,861
Other accrued liabilities	9,964	10,241
Current portion of operating lease obligations	2,485	3,542
Current portion of finance lease obligation	1,581	514
	65,661	38,053

Operating lease obligations, net of current portion	13,418	12,903
Finance lease obligations, net of current portion	4,727	2,783
Long-term debt, net	401,852	301,619
Deferred income taxes, net	1,024	1,055
Contract liabilities, net of current portion	8,856	4,714
	495,538	361,127
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,407,654 and 34,242,581 shares outstanding	4	4
Additional paid-in capital	110,590	108,911
Treasury stock, 894,895 and 1,059,968 common shares	(1,091)	(1,292)
(Accumulated deficit) retained earnings	(9,712)	5,092
	99,791	112,715
	$595,329	$473,842

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						(Accumulated
			Additional			Deficit)	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balances, January 1, 2021	28,385	$3	$64,826	1,261	$(1,538)	$(6,614)	$56,677
Net income	—	—	—	—	—	11,706	11,706
Equity offering, net	6,917	1	42,973	—	—	—	42,974
Issuance of stock on options exercised	—	—	146	(201)	246	—	392
Stock-based compensation	—	—	966	—	—	—	966
Balances, December 31, 2021	35,302	4	108,911	1,060	(1,292)	5,092	112,715
Net loss	—	—	—	—	—	(14,804)	(14,804)
Issuance of stock on options exercised and restricted stocks vested	—	—	(14)	(165)	201	—	187
Stock-based compensation	—	—	1,693	—	—	—	1,693
Balances, December 31, 2022	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(14,804)	$11,706
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,930	7,219
Amortization of debt issuance costs, discounts and premiums	1,649	1,349
Non-cash change in ROU operating lease assets	3,397	3,128
Stock-based compensation	1,693	966
Change in fair value of stock warrants	—	1,347
Loss on disposal of assets, net	42	676
Proceeds from insurance related to property damage	—	1,334
Loss on modification and extinguishment of debt, net	4,530	409
Other operating activities	319	—
Increases and decreases in operating assets and liabilities:
Accounts receivable	611	211
Prepaid expenses, inventories and other	(2,277)	(1,414)
Operating lease right-of-use assets	(386)	—
Deferred taxes	(31)	435
Common stock warrant liability	—	(4,000)
Operating lease liabilities	(3,509)	(3,334)
Contract liabilities	3,970	(234)
Accounts payable and other liabilities	1,243	9,706
Net cash provided by operating activities	4,377	29,504
Cash flows from investing activities:
Capital expenditures	(170,939)	(36,991)
Other	(1,175)	(226)
Net cash used in investing activities	(172,114)	(37,217)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	100,000	310,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	2,000	—
Proceeds from equity offering, net of issuance costs	—	42,974
Payment of debt discount and issuance costs	(7,945)	(9,429)
Repayment of Senior Secured Notes due 2024	—	(106,825)
Prepayment premiums of Senior Secured Notes due 2024	—	(1,261)
Repayment of finance lease obligations	(514)	(492)
Proceeds from exercise of stock options	187	392
Other	(108)	(51)
Net cash provided by financing activities	93,620	235,308

Net (decrease) increase in cash, cash equivalents and restricted cash	(74,117)	227,595
Cash, cash equivalents and restricted cash, beginning of period	265,293	37,698
Cash, cash equivalents and restricted cash, end of period	$191,176	$265,293

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Year Ended
	December 31,
	2022	2021
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$19,589	$12,373

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts payable related capital expenditures	$30,995	$4,899
Gain on extinguishment of CARES Act unsecured loans	—	5,696
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,121	—
Financing leases	3,498	—
Operating lease right-of-use asset and liability remeasurements	1,846	1,582

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities. References in this document to “Full House,” the ”Company,” “we,” “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

The Company currently operates six casinos: five on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing our seventh property, Chamonix Casino Hotel (“Chamonix”), adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are also designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in February 2023 named The Temporary by American Place (“The Temporary”). We intend to operate The Temporary until the opening of American Place. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies operate or will operate these online sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts.

The following table presents selected information concerning our casino resort properties as of December 31, 2022:

Segments and Properties	Locations
Colorado
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Illinois
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Indiana
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
Mississippi
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Nevada
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”)	Indiana
One sports wagering website (“skin”), expected to commence Spring 2023	Illinois

The Company manages its casinos based primarily on geographic regions within the United States and type of income. See Note 11 for further information.

COVID-19 Pandemic Update.  From March 2020 through the date of this report, our operations have been impacted by the novel coronavirus as a global pandemic (“COVID-19”). Although COVID-19 continues to spread throughout the U.S. and the world, the number of newly reported cases has been in overall decline in the U.S., though new variants could result in a reversal of these trends. The onset of COVID-19 resulted in the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, business restrictions, closing of borders, “shelter-in-place” orders and business closures. From April 2020 to March 2021, the federal government issued three rounds of stimulus payments for qualified individuals and sponsored certain CARES Act programs to offer economic relief and reduce the financial strain that many consumers and businesses alike felt from COVID-19 and related restrictions.

While the details of this impact have been disclosed throughout this report, the following discussion of our business focuses on execution of our strategies in a post-pandemic environment based on the assumption that the impact of COVID-19 will eventually diminish and our operations will fully recover. However, the effects of COVID-19 on our operations may persist for a longer period, even after the COVID-19 pandemic has subsided.

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

Restricted cash balances consist of funds placed into a construction reserve account to fund the completion of the Chamonix construction project, in accordance with the Company’s debt covenants.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate reserve to approximate fair value. Reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received. Management believes that, as of December 31, 2022, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

For material leases with terms greater than a year, the Company records right-of-use (“ROU”) assets and lease liabilities on the balance sheet, as measured on a discounted basis. For finance leases, the Company recognizes interest expense associated with the lease liability, as well as depreciation (or amortization) expense associated with the ROU asset, depending on whether those ROU assets are expected to transfer to the Company upon lease expiration. If ownership of a finance lease ROU asset is expected to transfer to the Company upon lease expiration, it is included with the Company’s property and equipment; other qualifying finance lease ROU assets, based on other classifying criteria under Accounting Standards Codification 842 (“ASC 842”), are disclosed separately on their own line, “Finance Lease Right-of-Use Assets, Net.” For operating leases, the Company recognizes straight-line rent expense.

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

Finance and operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement, plus any qualifying initial direct costs paid prior to commencement for ROU assets. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate as estimated by third-party valuation specialists in determining the present value of future payments based on the information available at the commencement date and/or modification date. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term for operating leases. For finance leases, the ROU asset depreciates/amortizes on a straight-line basis over the shorter of the lease term or useful life of the ROU asset as applicable, and the lease liability accretes interest based on the interest method using the discount rate determined at lease commencement.

Goodwill and Indefinite-lived Intangible Assets. Goodwill represents the excess of the purchase price of Bronco Billy’s Casino and Hotel, Silver Slipper Casino and Hotel, and Stockman’s Casino over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges. The Company’s other indefinite-lived intangible assets primarily include certain license rights to conduct gaming in certain jurisdictions and trade names. Goodwill and other indefinite-lived intangible assets are not amortized, but are periodically tested for impairment. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Tests of goodwill and indefinite-lived intangible assets start with a qualitative assessment to determine whether it is necessary to perform a quantitative test. If quantitative tests are performed, the evaluation of goodwill and other indefinite-lived intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates to determine the estimated fair value. Changes in the assumptions can materially affect these estimates. Thus, to the extent that gaming volumes deteriorate in the near future, discount rates increase significantly, or reporting units do not meet projected performance, the Company could have impairments to record in the future and such impairments could be material. These tests for impairment are performed annually during the fourth quarter or when a triggering event occurs.

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

Debt Issuance Costs and Debt Discounts/Premiums. Debt issuance costs and debt discounts/premiums incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, and are amortized over the contractual term of the debt to interest expense, using the straight-line method, which approximates the effective interest method. When its existing debt agreements are determined to have been modified, the Company amortizes such costs to interest expense using the effective interest method over the terms of the modified debt agreement.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. The Company’s properties have separate customer loyalty programs: the Slipper Rewards Club, the Bronco Billy’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club®, the Stockman’s Winner’s Club, and American Place’s Legacy Rewards. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under such loyalty programs for various benefits, such as “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Liabilities based on the standalone retail value of such benefits was $0.7 million for December 31, 2022 and $0.8 million for December 31, 2021, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at Rising Star Casino Resort, Bronco Billy’s Casino and Hotel, and The Temporary/American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time market access fees, which were recorded as long-term liabilities and are being recognized as revenue ratably over the initial contract terms (or as accelerated due to termination), beginning with the commencement of operations. On May 15, 2022, one of the Company’s contracted parties for sports wagering ceased operations, which created one available skin in each of Colorado and Indiana. Accordingly, this accelerated the recognition of $1.6 million of deferred revenue, which was recognized through the May 2022 termination date, as opposed to the remaining eight years of the original 10-year term.

Indiana. The Company’s three Sports Agreements commenced operations in December 2019, April 2021, and December 2021. As noted above, one of these Sports Agreements ceased operations in May 2022. The Company continues to evaluate whether to utilize the remaining skin itself or to find a replacement operator for such skin. There is no certainty that the Company will be able to enter into an agreement with a replacement operator or successfully operate the skin itself.

Colorado. The Company’s three Sports Agreements commenced operations in June 2020, December 2020 and April 2021. As noted above, one of these Sports Agreements ceased operations in May 2022. In December 2022, the Company signed a Sports Agreement with a new third party for this available skin, which upfront fee was capitalized and will be amortized over the 10-year term of the agreement that contractually commenced in March 2023, but is still pending the receipt of customary gaming approvals. Under the Company’s three active Sports Agreements in Colorado, we receive a percentage of revenues (as defined), subject to annual minimums totaling $3 million.

Illinois. In May 2022, the Company signed a Sports Agreement for its sole Illinois sports skin and received an upfront fee of $5.0 million, which was capitalized and will be amortized over the eight-year term of the agreement that is expected to commence in Spring 2023, pending the receipt of customary gaming approvals.  The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year.

In addition to the market access fees, deferred revenue includes the annual prepayment of contracted revenue, as required in two of the Sports Agreements. As of December 31, 2022, $2.0 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following as discussed above:

(In thousands)		December 31,
	Balance Sheet Location	2022	2021
Deferred revenue, current	Other accrued liabilities	$1,651	$1,822
Deferred revenue, net of current portion	Contract liabilities, net of current portion	8,856	4,714
		$10,507	$6,536

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

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $2.7 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, as well as other business development activities in the ordinary course of business, which are expensed as incurred. During 2022, these costs were primarily associated with our efforts to fund the development of The Temporary during the preliminary stages of the project. In 2021, these costs were associated with our pursuit of available gaming licenses in Waukegan, Illinois, and Terre Haute, Indiana.

Preopening costs. Preopening costs are related to the preopening phases of new ventures, in accordance with accounting standards regarding start-up activities, and are expensed as incurred. These costs consist of payroll, advertising, outside services, organizational costs and other expenses directly related to both the Chamonix and The Temporary developments.

Stock-based Compensation. Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for other stock-based awards. These costs are recognized as an expense on a straight-line basis over the employee’s requisite service period (the vesting period of the award) net of forfeitures, which are recognized as they occur, and are included within selling, general and administrative expense on the consolidated statements of operations.

Income Taxes. We classify deferred tax assets and liabilities, along with any related valuation allowance, as non-current on the consolidated balance sheets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against DTAs when it is deemed more likely than not that some portion or all of the DTAs will not be realized within a reasonable time period.

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. We assess our tax positions using a two-step process. A tax position is recognized if it meets a more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Reclassifications. To conform to the current-period presentation, the Company made certain minor financial statement presentation reclassifications to prior-period amounts. Such reclassifications had no effect on the previously reported results of operations or financial position.

Earnings (loss) per share. Earnings (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially-dilutive securities, including stock options, restricted stock and performance-based shares, using the treasury stock method.

(In thousands)	Year Ended
	December 31,
	2022	2021
Numerator:
Net (loss) income ─ basic	$(14,804)	$11,706
Net (loss) income ─ diluted	$(14,804)	$11,706

Denominator:
Weighted-average common shares ─ basic	34,355	32,517
Potential dilution from share-based awards	—	2,429
Weighted-average common and common share equivalents ─ diluted	34,355	34,946
Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	3,710	149

Recently Issued Accounting Pronouncements Not Yet Adopted. The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In thousands)	December 31,
	2022	2021
Land and improvements	$26,477	$16,797
Buildings and improvements	120,732	119,696
Furniture and equipment	51,336	47,740
Construction in progress	227,006	44,847
	425,551	229,080
Less: Accumulated depreciation	(86,494)	(79,540)
	$339,057	$149,540

Property and equipment included assets under finance leases related to our hotel at Rising Star Casino Resort (see Note 7) are as follows:

(In thousands)	December 31,
	2022	2021
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment	1,724	1,724
	7,726	7,726
Less: Accumulated amortization	(3,160)	(3,004)
	$4,566	$4,722

4. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following table sets forth changes in the carrying value of goodwill by segment:

(In thousands)
	Mississippi	Colorado	Nevada	Total
Goodwill as of December 31, 2020	$14,671	$4,806	$1,809	$21,286
Account activity	—	—	—	—
Goodwill as of December 31, 2021	14,671	4,806	1,809	21,286
Account activity	—	—	—	—
Goodwill as of December 31, 2022	$14,671	$4,806	$1,809	$21,286

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In thousands)	December 31, 2022
	Estimated	Gross		Other
	Life	Carrying	Accumulated	Intangible
	(Years)	Value	Amortization	Assets, Net
Land Lease and Water Rights	46	$1,420	$(315)	$1,105
Gaming Licenses	Indefinite	7,843	—	7,843
Trade Names	Indefinite	1,800	—	1,800
Trademarks	Indefinite	121	—	121
		$11,184	$(315)	$10,869

(In thousands)	December 31, 2021
	Estimated	Gross		Other
	Life	Carrying	Accumulated	Intangible
	(Years)	Value	Amortization	Assets, Net
Casino Lease Option	3	$190	$(190)	$—
Land Lease and Water Rights	46	1,420	(288)	1,132
Gaming Licenses	Indefinite	7,843	—	7,843
Trade Names	Indefinite	1,800	—	1,800
Trademarks	Indefinite	121	—	121
		$11,374	$(478)	$10,896

There were no impairments to goodwill or other intangible assets for the two years ended December 31, 2022.

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

Trade Names. Trade names represents the value of the Bronco Billy’s casino name, which has existed for approximately 31 years and provides brand recognition. The value was estimated using a relief-from-royalty method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $31,000 and $70,000 for the years ended December 31, 2022 and 2021, respectively.

Future amortization expense for intangible assets is as follows:

(In thousands)

For Years ending December 31,	Amortization Expense
2023	$31
2024	31
2025	31
2026	31
2027	31
Thereafter	950
$1,105

5. ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(In thousands)	December 31,
	2022	2021
Contract and contract-related liabilities:
Players club points and progressive jackpots	$3,010	$2,971
Outstanding chip liability	416	399
Unpaid wagers and other	122	245
Other gaming-related accruals	421	347
Contract liabilities, current	1,651	1,822
Other accrued liabilities:
Gaming and other taxes	1,497	1,609
Real estate and personal property taxes	1,745	1,611
Professional fees	232	172
Other	870	1,065
	$9,964	$10,241

6. LONG-TERM DEBT

Senior Secured Notes due 2028. On February 12, 2021, the Company refinanced all of its outstanding Senior Secured Notes due 2024 (the “Prior Notes”) with the issuance of $310 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”). The net proceeds from the sale of the 2028 Notes were used to redeem all of the outstanding Prior Notes (including a 0.90% prepayment premium) and to repurchase all outstanding warrants. Additionally, $180 million of bond proceeds were initially placed into a construction reserve account to fund construction of Chamonix, which was later increased to $221 million in January 2022.

On February 7, 2022, the Company closed a private offering for an additional $100 million of Senior Secured Notes due 2028, which sold at a price of 102.0% of such principal amount. Proceeds from this sale were used: (i) to develop, equip and open The Temporary, which the Company intends to operate while it designs and constructs its permanent American Place facility, (ii) to pay the transaction fees and expenses of such offer and sale, and (iii) for general corporate purposes. The additional notes from this sale were issued pursuant to the indenture, dated as of February 12, 2021 (the “Original Indenture”), to which the Company issued the $310 million of 2028 Notes noted above (collectively, the “Existing Notes”). In connection with the issuance of the additional notes in February 2022, the Company and the subsidiary guarantors party to the Original Indenture also entered into three Supplemental Indentures with Wilmington Trust, National Association, as trustee (collectively, the “Amended Indenture”).

As detailed in Note 12, the Company subsequently issued an additional $40.0 million of identical senior secured notes on February 21, 2023 (the “Additional Notes”), thereby increasing the outstanding borrowing under the Existing Notes to $450.0 million (collectively, the “Notes”), by further amending the indenture governing its senior secured notes and revolving credit facility to permit such sale.

The Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the Notes is payable on February 15 and August 15 of each year.

The Notes are guaranteed, jointly and severally (such guarantees, the “Guarantees”), by each of the Company’s restricted subsidiaries (collectively, the “Guarantors”). The Notes and the Guarantees will be the Company’s and the Guarantor’s general senior secured obligations, subject to the terms of the Collateral Trust Agreement (as defined and amended in the Indenture), ranking senior in right of payment to all of the Company’s and the Guarantor’s existing and future debt that is expressly subordinated in right of payment to the Notes and the Guarantees, if any. The Notes and the Guarantees will rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior debt.

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

At any time on or after February 15, 2024, the Company may redeem some or all of the Notes for cash at the following redemption prices.

Redemption Periods	Percentage Premium
February 15, 2024 to February 14, 2025	104.125%
February 15, 2025 to February 14, 2026	102.063%
February 15, 2026 and Thereafter	100.000%

Revolving Credit Facility due 2026. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, National Association (“Capital One”), which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated as of March 31, 2021, from $15.0 million to $40.0 million (the “Credit Facility”). The amended $40.0 million senior secured revolving credit facility matures on March 31, 2026 and includes a letter of credit sub-facility. The Credit Facility may be used for working capital and other ongoing general purposes.

Under the First Amendment to Credit Agreement, the interest rate per annum applicable to loans under the Credit Facility was amended to be, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.50% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.50%. Upon completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee, customary letter of credit fees, and repayment date of March 31, 2026, remain unchanged from the original Credit Agreement, dated as of March 31, 2021. As of December 31, 2022, there were no drawn amounts under the Credit Facility. The Company subsequently borrowed $36.0 million from its Credit Facility on January 27, 2023 and further amended the Credit Agreement to permit the issuance of the Additional Notes in February 2023.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with this financial covenant as of December 31, 2022.

Long-term debt, related premiums and issuance costs consisted of the following:

(In thousands)	December 31,
	2022	2021
Revolving Credit Facility due 2026	$—	$—
8.25% Senior Secured Notes due 2028(1)	410,000	310,000
Less: Unamortized debt issuance costs and premiums, net	(8,148)	(8,381)
	$401,852	$301,619

__________

(1)	The estimated fair value of these notes was approximately $360.6 million for December 31, 2022 and $327.5 million for December 31, 2021. The fair value was estimated using quoted market prices (Level 1 inputs) for these notes.

Maturities of Long-Term Debt. As of December 31, 2022, future maturities under the Existing Notes is as follows. See Note 12 for details regarding the subsequent issuance of Additional Notes.

(In thousands)
Senior Secured
For Years ending December 31,	Notes due 2028
2023	$—
2024	—
2025	—
2026	—
2027	—
Thereafter	410,000
$410,000

Interest expense, net. Interest expense, net, was as follows for the two years ended December 31, 2022:

(In thousands)	Year Ended
	December 31,
	2022	2021
Interest expense (excluding bond fee amortization and premium)	$33,496	$24,179
Amortization of debt issuance costs, discounts and premiums	1,649	1,349
Capitalized interest	(10,802)	(1,871)
Interest income and other	(1,355)	—
	$22,988	$23,657

7. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has some finance leases and various operating leases for land, casino and office space, equipment, buildings, and signage. The Company’s remaining lease terms, including extensions, range from one month to approximately 35 years as of December 31, 2022. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land lease at Silver Slipper does include contingent rent as further discussed below. Subsequent to year-end, the Company executed a 99-year operating land lease in January 2023 with the City of Waukegan, on which site the Company built The Temporary and will build the permanent American Place facility (see Note 12).

Operating Leases

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. The land lease includes fixed, base monthly payments of $77,500 plus contingent rents of 3% of monthly gross gaming revenue (as defined in the lease) in excess of $3.65 million, with no scheduled base rent increases through the remaining lease term ending in 2058. We recognized $1.8 million of rent expense, including $0.9 million of contingent rents, during 2022, and $2.1 million of rent expense, including $1.2 million of contingent rents, during 2021.

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

Third Street Corner Building through August 2023 and Option to Purchase. The Company began leasing this building in August 2018, which is currently used as office space for Chamonix’s construction personnel, obviating the need for construction trailers. The lease had an initial three-year term with annual lease payments of $0.2 million. This was extended to August 13, 2023, with current annual lease payments of $0.3 million. The Company currently has the right to purchase the casino at any time during the extended lease term for $2.8 million.

Grand Lodge Casino Lease through December 2024. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 6). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the twelve-month period preceding the acquisition (or pro-rated if less than twelve months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property. The current monthly rent of $166,667 is applicable through the remaining lease term, which was subsequently extended through December 31, 2024 (see Note 12). We recognized $1.8 million of rent expense for each of 2022 and 2021.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the project’s original cost of $7.7 million (see Note 3), reduced by the cumulative principal finance lease payments made by the Company during the lease term. At December 31, 2022, such net amount was $2.8 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

Leases recorded on the balance sheet consist of the following:

(In thousands)
		December 31,
Leases	Balance Sheet Classification	2022	2021
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$15,771	$15,814
Finance lease assets	Property and Equipment, Net(1)	4,566	4,722
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	3,808	—
Total lease assets		$24,145	$20,536

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$2,485	$3,542
Finance	Current Portion of Finance Lease Obligation	1,581	514
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	13,418	12,903
Finance	Finance Lease Obligation, Net of Current Portion	4,727	2,783
Total lease liabilities		$22,211	$19,742

__________

(1)	Finance lease assets are recorded net of accumulated depreciation of $3.2 million and $3.0 million as of December 31, 2022 and 2021, respectively.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

The components of lease expense are as follows:

(In thousands)		Year Ended
	Classification within	December 31,
Lease Costs	Statement of Operations	2022	2021
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$4,833	$4,680
Short-term payments	Selling, General and Administrative Expenses	136	72
Variable payments	Selling, General and Administrative Expenses	1,366	1,739
Finance leases:
Amortization of leased assets	Depreciation and Amortization	266	157
Interest on lease liabilities	Interest Expense, Net	138	160
Total lease costs		$6,739	$6,808

Maturities of lease liabilities are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Leases
2023	$3,887	$1,972
2024	2,014	1,972
2025	2,010	2,061
2026	1,405	652
2027	1,410	488
Thereafter	31,611	—
Total future minimum lease payments	42,337	7,145
Less: Amount representing interest	(26,434)	(837)
Present value of lease liabilities	15,903	6,308
Less: Current lease obligations	(2,485)	(1,581)
Long-term lease obligations	$13,418	$4,727

Other information related to lease term and discount rate is as follows:

	December 31,
Lease Term and Discount Rate	2022		2021
Weighted-average remaining lease term
Operating leases	23.2	years	21.5	years
Finance lease	3.7	years	5.8	years
Weighted-average discount rate
Operating leases	9.73%		9.32%
Finance leases	7.08%		4.50%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Year Ended
	December 31,
Supplemental Cash Flow Information:	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,944	$4,886
Operating cash flows for finance lease	$138	$160
Financing cash flows for finance lease	$514	$492

8. INCOME TAXES

The income tax (benefit) expense attributable to the Company’s (loss) income before income taxes consisted of the following:

(In thousands)	Year Ended December 31,
	2022	2021
Current Taxes
Federal	$—	$—
State	—	—
	—	—
Deferred Taxes
Federal	(4,077)	2,421
State	(1,279)	(744)
Increase (decrease) in valuation allowance	5,325	(1,242)
	(31)	435
	$(31)	$435

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

(In thousands)	Year Ended December 31,
	2022		2021
Tax Rate Reconciliation	Percent	Amount	Percent	Amount
Federal income tax (benefit) expense at U.S. statutory rate	21.0%	$(3,115)	21.0%	$2,550
State taxes, net of federal benefit	8.6%	(1,279)	(4.8)%	(588)
Change in valuation allowance	(35.9)%	5,325	(10.2)%	(1,242)
Permanent differences	(0.5)%	77	(1.8)%	(217)
Credits	0.7%	(110)	(0.6)%	(73)
Other	6.3%	(929)	—%	5
	0.2%	$(31)	3.6%	$435

The Company’s deferred tax assets (liabilities) consisted of the following:

(In thousands)	December 31,
	2022	2021
Deferred tax assets:
Deferred compensation	$1,673	$1,568
Intangible assets and amortization	3,972	2,950
Net operating loss carry-forwards	8,364	7,325
Accrued expenses	603	702
Credits	916	761
Loan Fees	1,206	76
Interest limitation	1,668	186
Lease liabilities	4,718	4,111
Deferred revenues	789	1,287
Valuation allowance	(15,191)	(9,866)
Other	144	419
	8,862	9,519
Deferred tax liabilities:
Depreciation of fixed assets	(423)	(671)
Amortization of indefinite-lived intangibles	(4,021)	(4,048)
Right-of-use assets	(4,739)	(3,960)
Other	(703)	(1,895)
	(9,886)	(10,574)
	$(1,024)	$(1,055)

As of December 31, 2022, the Company had federal net operating loss carryforwards totaling $13.7 million and state tax carryforwards of $111.9 million. In general, our federal tax net operating loss carryforwards can be carried forward indefinitely and our state tax carryforwards can be carried forward 20 years. The Company also has general business credits of $0.9 million, which begin to expire in 2035.

In assessing the realizability of its deferred tax assets (“DTAs”), the Company considered whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered all of the available positive and negative evidence when determining the need for a valuation allowance, including, but not limited to, the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2022, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with ASC 740, this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company. In the future, if it is determined that we meet the more likely than not threshold of utilizing our deferred tax assets as required under ASC 740, we may reverse some or all of our valuation allowance. We will continue to evaluate the need for the valuation allowance during each interim period in 2023. Should net income improve in the future, the valuation allowance could be reversed by the end of 2023, absent any unforeseen impact to our operations.

As of December 31, 2022 and 2021, the Company had $1.0 million and $1.1 million, respectively, of deferred tax liabilities relating to goodwill and other indefinite-lived intangibles net of the maximum benefit allowed under the statute after netting with the indefinite-lived DTAs.

The Company’s utilization of net operating loss (“NOL”) and the general business tax credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by IRC Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed a preliminary Section 382 analysis as of the date of this report and determined it is more likely than not that there have not been any of such greater-than-50% ownership changes within a three-year period during the last five years that would require an analysis of any potential limitation.

Management has made an annual analysis of its federal and state tax returns and concluded that the Company has no recordable liability, as of December 31, 2022 or 2021, for unrecognized tax benefits as a result of uncertain tax positions taken.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally not subject to federal or state examination for periods prior to December 31, 2019. However, as the Company utilizes its NOLs, prior periods can be subject to examination.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 (“IR Act”), which, among other things, introduces a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion and a 1% excise tax on corporate stock buybacks. Interim guidance on the application of the minimum tax and excise tax was issued on December 27, 2022, but several aspects of the Inflation Reduction Act remain uncertain and the Treasury regulations implementing its provisions are forthcoming. We do not anticipate material impacts from the passage of this legislation, though we will continue to evaluate the IR Act and its potential impact on future periods.

9. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on our financial position, results of operations and cash flows.

Options to Lease Land

Option Agreement for Public Trust Tidelands Lease in Mississippi. The Company has been evaluating the potential construction of an additional hotel tower and related amenities at Silver Slipper, a portion of which would extend out over the adjoining Gulf of Mexico. In contemplation for such potential future expansion, the Company paid $5,000 for an option agreement – entered into by the Company on June 8, 2021 and approved by the Governor of Mississippi on July 13, 2021 – for a 30-year lease of approximately a half-acre of tidelands, with a term extension for another 30 years, if exercised. This initial six-month option can be renewed for three additional six-month periods, with the payment of $5,000 for each extension. In October 2022, the Company paid an additional $5,000 and exercised its third and last six-month option extension through the end of May 2023.

If the option is exercised, for the first 18 months of the lease or until the beginning of the next six-month period after the opening of commercial operations on the leased premises, whichever occurs sooner, rent would be $10,000 for each six-month period (“Construction Rent”). Construction Rent would terminate no later than 18 months after the commencement of the lease. Thereafter, annual rent would be $105,300, with adjustments, based on the consumer price index on each anniversary. Before construction can commence, additional entitlements would be necessary, including certain environmental approvals. There can be no certainty that the tidelands lease option will be exercised or that the contemplated Silver Slipper expansion will be built.

Contracted Sports Wagering

Illinois.  On May 4, 2022, the Company entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place casinos in Illinois. Circa Sports currently operates at Circa Resort & Casino in Las Vegas, and offers online sports wagering in several states. In addition to the on-site sportsbook, Circa Sports will utilize the Company’s expected mobile sports skin to conduct Internet sports wagering throughout Illinois. In exchange for such rights, the Company received an upfront, non-refundable market access fee of $5 million in May 2022. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5 million per year, once Circa Sports launches operations in Illinois. Such launch is anticipated in Spring 2023, subject to customary regulatory approvals. The term of the agreement is for eight years, followed by two four-year extension opportunities at the option of Circa Sports.

Colorado.  On December 5, 2022, the Company entered into a 10-year Sports Agreement for its available sports skin in Colorado. Such agreement began its contractual term in March 2023, though the third party awaits customary regulatory approvals. Similar to the Company’s other sports wagering agreements, the Company will receive a percentage of revenues (as defined), with minimal expected expenses. The total annualized minimum amounts for all three of the Company’s sports wagering agreements in Colorado is $3 million.

Defined Contribution Plan

The Company sponsors a defined contribution plan for all eligible employees providing voluntary contributions by eligible employees and matching contributions made by the Company. In October 2021, the Company reinstated its employer matching of contributions at 50% up to 4% of eligible compensation, which had been previously suspended upon the mandatory shutdown of all of the Company’s properties in March 2020. Matching contributions made by the Company were $248,000 for 2022, and $47,000 for 2021, excluding nominal administrative expenses.

Liquidity, Concentrations and Economic Risks and Uncertainties

The Company carries cash on deposit with financial institutions that may be in excess of federally-insured limits. The extent of any loss that might be incurred as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, is not subject to estimation at this time.

10. STOCK-BASED COMPENSATION

2015 Equity Incentive Plan. The 2015 Equity Incentive Plan (“2015 Plan”), as approved by stockholders and further amended in May 2021, allows for the issuance of up to 4,500,000 shares of common stock. The 2015 Plan allows for stock-based awards to be granted to directors, employees and consultants and allows for a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and performance-based compensation. Stock option awards have maximum 10-year terms and no awards issued under the 2015 Plan vest on an accelerated basis if there is a change in control of the Company, unless the awards are not assumed by the successor, as defined.

Performance-Based Shares. The Company issued a total of 136,669 performance-based shares to its executives in 2022, of which 5,734 performance-based shares were canceled in April 2022. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2022, December 31, 2023, and December 31, 2024. For the 2022 period, one-sixth of such performance-based shares either vested or will vest on the anniversary date of the awards and one-sixth were canceled, as only one of the Company’s two growth-rate targets for such period was achieved. Vesting of the remaining performance-based shares requires satisfaction of similar conditions for the 2023 and 2024 periods.

Restricted Stock Awards. On May 19, 2022, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 51,849 restricted shares under the 2015 Plan, with a one-year vesting period.

As of December 31, 2022, the Company had 1,173,096 stock-based awards authorized by stockholders and available for grant from the 2015 Plan.

Stock Options. The following table summarizes information related to the Company’s common stock options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Stock	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options outstanding at January 1, 2022	3,221,956	$2.19
Granted	434,598	7.71
Exercised	(103,319)	1.81
Canceled/Forfeited	(50,000)	8.72
Expired	—	—
Options outstanding at December 31, 2022	3,503,235	$2.80	4.79	$17,117,870
Options exercisable at December 31, 2022	2,816,558	$1.87	3.82	$16,015,085

Compensation Cost. Compensation expense is as follows for the two years ended December 31, 2022:

(In thousands)	Year Ended
	December 31,
Compensation Expense	2022	2021
Stock options	$1,150	$649
Restricted and performance-based shares	543	317
	$1,693	$966

As of December 31, 2022, there was approximately $2.0 million of unrecognized compensation cost related to unvested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.9 years. As of such date, there was also $1.1 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	Year Ended December 31,
	2022	2021
Expected volatility	68.38%	65.99%
Expected dividend yield	—%	—%
Expected term (in years)	6.00	6.00
Weighted average risk-free rate	2.56%	0.97%

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

Therefore, the weighted-average grant date fair value of options granted is as follows for the two years ended December 31, 2022:

	Year Ended December 31,
	2022	2021
Weighted average grant date fair value	$4.39	$5.68

11. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its reporting segments based on geographic regions within the United States and type of income. Those five segments, as of 2022, are:  Mississippi, Indiana, Colorado, Nevada, and Contracted Sports Wagering. Operating segments are aggregated based on geography, economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure.

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

The following tables present the Company’s segment information:

(In thousands)	Year Ended December 31, 2022
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$54,167	$27,514	$13,636	$18,559	$—	$113,876
Food and beverage	19,774	3,943	1,734	1,043	—	26,494
Hotel	4,987	3,663	632	—	—	9,282
Other operations, including contracted sports wagering	1,932	3,970	183	348	7,196	13,629
	$80,860	$39,090	$16,185	$19,950	$7,196	$163,281

Adjusted Segment EBITDA	$19,488	$6,888	$(688)	$4,908	$7,127	$37,723
Other operating costs and expenses:
Depreciation and amortization						(7,930)
Corporate expenses						(5,589)
Project development costs, net						(228)
Preopening costs						(9,558)
Loss on disposal of assets, net						(42)
Stock-based compensation						(1,693)
Operating income						12,683
Other expenses:
Interest expense, net						(22,988)
Loss on modification of debt						(4,530)
						(27,518)
Loss before income taxes						(14,835)
Income tax benefit						(31)
Net loss						$(14,804)

(In thousands)	Year Ended December 31, 2021
					Contracted
					Sports
	Mississippi	Indiana	Colorado	Nevada	Wagering	Total
Revenues
Casino	$63,318	$29,762	$20,342	$17,009	$—	$130,431
Food and beverage	20,296	3,522	2,362	1,167	—	27,347
Hotel	4,930	4,057	637	—	—	9,624
Other operations, including contracted sports wagering	2,084	4,094	319	340	5,920	12,757
	$90,628	$41,435	$23,660	$18,516	$5,920	$180,159

Adjusted Segment EBITDA	$29,843	$8,736	$5,545	$4,933	$5,890	$54,947
Other operating costs and expenses:
Depreciation and amortization						(7,219)
Corporate expenses						(7,733)
Project development costs						(782)
Preopening costs						(17)
Loss on disposal of assets, net						(676)
Stock-based compensation						(966)
Operating income						37,554
Other expenses:
Interest expense, net						(23,657)
Loss on extinguishment of debt, net						(409)
Adjustment to fair value of warrants						(1,347)
						(25,413)
Income before income taxes						12,141
Income tax expense						435
Net income						$11,706

(In thousands)	December 31,
	2022	2021
Total Assets
Mississippi	$83,670	$85,838
Indiana	33,199	34,857
Colorado	339,944	258,436
Nevada	11,125	13,091
Contracted Sports Wagering	1,658	2,168
Corporate and Other(1)	125,733	79,452
	$595,329	$473,842

__________

(1)Includes $77.2 million related to American Place in 2022, which subsequently opened in February 2023 (see Note 12).

(In thousands)	December 31,
	2022	2021
Property and Equipment, net
Mississippi	$50,401	$52,382
Indiana	27,437	28,705
Colorado	182,142	61,572
Nevada	6,307	6,105
Contracted Sports Wagering	—	—
Corporate and Other(1)	72,770	776
	$339,057	$149,540

__________

(1)Includes $72.4 million related to American Place in 2022, which subsequently opened in February 2023 (see Note 12).

12. SUBSEQUENT EVENTS

The Temporary Casino Opens in Waukegan, Illinois. On February 17, 2023, the Company opened The Temporary to the public, marking the commencement of operations for its sixth reporting segment—Illinois.

Typical of many new casinos, The Temporary opened at less than full capacity. The Temporary continues to hire additional staff, which will allow it to augment the number of available games on The Temporary’s casino floor and increase the hours of operation for its casino and its amenities. The Company also expects to open The Temporary’s second restaurant in the next few weeks, followed by its fine-dining restaurant in the second quarter of 2023. When fully open, The Temporary will feature approximately 1,000 slot machines, 50 table games, a fine-dining restaurant, two additional restaurants, and a center bar.

Waukegan Ground Lease Commences through January 2122 and Option to Purchase. On January 18, 2023, the Company’s wholly-owned Illinois subsidiary, FHR Illinois, LLC, entered into a 99-year ground lease (the “Ground Lease”) for approximately 31.70 acres of land (the “City-Owned Parcel”) with the City of Waukegan in Illinois (the “City”).  The City-Owned Parcel and an adjacent 9.95-acre parcel owned by the Company comprise the location of American Place, including The Temporary.  The Ground Lease is a triple-net lease whereby the Company is required to pay all taxes, utilities, and expenses associated with the leased property.  Annual rent under the Ground Lease is the greater of (i) $3.0 million (the “Annual Guaranteed Minimum Rent”), or (ii) 2.5% of Adjusted Gross Receipts (as defined) generated by either the Temporary or American Place.  The Ground Lease is only terminable to the extent that the Development and Host Community Agreement (detailed below) with the City is terminated.

The Company has the right to purchase the City-Owned Parcel at any time during the term of the Ground Lease for $30 million, but if it does so prior to the opening of American Place, then it must continue to pay rent due to the City under the Ground Lease until the permanent casino is open.  The Ground Lease contains customary terms with respect to taxes, leasehold mortgage, insurance, condemnation, and other terms and conditions typically found in long-term ground leases of similar nature.

American Place Development Agreement. Concurrent with the Ground Lease, the Company entered into a Development and Host Community Agreement (the “Development Agreement”) on January 18, 2023 with the City, as it relates to the development, construction and operation of The Temporary and American Place.  The Development Agreement establishes terms and conditions related to the project, including project milestones requiring the completion of American Place’s construction within 36 months of The Temporary’s opening, with operations also commencing within three months of such completion.  The Development Agreement also requires the Company to pay $150,000 for anticipated public works and public safety costs related to the opening of The Temporary and to make annual contributions to the City of at least $500,000 to support charitable programs and causes following the commencement of operations at American Place.  Customary regulatory approvals were required to commence operations at The Temporary and will be required to commence operations at American Place.  The Company has the right to terminate both the Development Agreement and the Ground Lease if it has complied with its obligations related to the application and pursuit of applicable regulatory approvals and either (i) such approvals are denied, materially delayed, or otherwise not approved; or (ii) the Company determines, in its reasonable judgment, that any necessary regulatory approvals cannot be obtained using its best efforts.

Additional Notes Issuance, Indenture Supplement, and Amendment of Credit Agreement. On February 21, 2023, the Company closed its private offering of $40.0 million of the Additional Notes. The Additional Notes were issued pursuant to the Amended Indenture, further amended as of February 21, 2023 (collectively, the “Indenture”), pursuant to which the Company had previously issued $410.0 million of Existing Notes.  The Additional Notes are treated as a single series of senior secured debt securities with the Existing Notes and as a single class for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.  Proceeds from the offering, net of related expenses and discounts, were approximately $34 million.

Also on February 21, 2023, the Company entered into a Second Amendment to Credit Agreement with Capital One, which, among other things, increased the amount of additional indebtedness permitted under the Company’s First Amendment to Credit Agreement to allow for the sale and issuance of the Additional Notes.

Grand Lodge Casino Lease extended through December 2024. On February 13, 2023, we entered into a sixth amendment to the Hyatt lease that extended the term through December 31, 2024, after which time portions of the Hyatt Lake Tahoe are expected to undergo enhancement work.  There were no changes in rent.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2022, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control Over Financial Reporting — There have been no changes during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	For the Years Ended December 31, 2022 and 2021:
◦	Consolidated Statements of Operations
◦	Consolidated Statements of Stockholders’ Equity
◦	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

(b)	Exhibits
Exhibit Number	Description
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

4.7

Third Supplemental Indenture, dated as of March 3, 2022, among Full House Resorts, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 15, 2022).

4.8

Fourth Supplemental Indenture, dated as of February 21, 2023, among Full House Resorts, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 22, 2023).

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

10.12

Sixth Amendment to Casino Operations Lease dated February 13, 2023 by and between Incline Hotel LLC, as landlord, and Gaming Entertainment (Nevada) LLC, as tenant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 16, 2023).

10.13

Hotel Lease / Purchase Agreement dated August 15, 2013 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC File No. 1-32583) filed on August 22, 2013).

10.14

First Amendment to Hotel Lease / Purchase Agreement dated March 16, 2016 by and between Rising Sun/Ohio County First, Inc. and Gaming Entertainment (Indiana) LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 18, 2016).

10.15

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

10.25+

Employment Agreement, dated as of April 11, 2022, by and between Full House Resorts, Inc. and John Ferrucci (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (SEC File No. 1-32583) filed on May 10, 2022).

10.26

Credit Agreement, dated as of March 31, 2021, among the Company, as borrower, the subsidiary guarantors party thereto, the lender parties thereto, and Capital One, National Association, as administrative agent (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on March 31, 2021).

10.27

First Amendment to Credit Agreement, dated as of February 7, 2022, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 8, 2022).

10.28

Second Amendment to Credit Agreement, dated as of February 21, 2023, among the Company, the guarantors party thereto and Capital One, National Association, as administrative agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 1-32583) filed on February 22, 2023).

10.29*†	Development and Host Community Agreement, dated as of January 18, 2023, by and between the City of Waukegan, Illinois, and FHR-Illinois LLC, as developer.
10.30*†	Ground Lease, dated as of January 18, 2023, by and between the City of Waukegan, as landlord, and FHR-Illinois LLC, as tenant.
21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Description of Governmental Gaming Regulations.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Inline XBRL File (included in Exhibit 101).

__________

*	Filed herewith.
**	Furnished herewith.
+	Executive compensation plan or arrangement.
†

Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary.

We have elected not to disclose the optional summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL HOUSE RESORTS, INC.

March 15, 2023	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 15, 2023
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 15, 2023
Lewis A. Fanger, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ KENNETH R. ADAMS	March 15, 2023
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 15, 2023
Carl G. Braunlich, Director

/s/ KATHLEEN MARSHALL	March 15, 2023
Kathleen Marshall, Director

/s/ ERIC J. GREEN	March 15, 2023
Eric J. Green, Director

/s/ MICHAEL P. SHAUNNESSY	March 15, 2023
Michael P. Shaunnessy, Director

/s/ MICHAEL A. HARTMEIER	March 15, 2023
Michael A. Hartmeier, Director

/s/ LYNN M. HANDLER	March 15, 2023
Lynn M. Handler, Director