Form 10-Q
period 2023-03-31
FULL HOUSE RESORTS INC
filed 2023-05-09
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 5, 2023, there were 34,445,312 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Casino	$35,987	$29,084
Food and beverage	7,660	6,511
Hotel	2,144	2,179
Other operations, including contracted sports wagering	4,315	3,649
	50,106	41,423
Operating costs and expenses
Casino	13,344	9,875
Food and beverage	7,455	6,568
Hotel	1,219	1,071
Other operations	482	462
Selling, general and administrative	18,229	15,393
Project development costs	7	165
Preopening costs	10,497	786
Depreciation and amortization	5,859	1,792
Loss on disposal of assets	—	8
	57,092	36,120
Operating (loss) income	(6,986)	5,303
Other (expense) income
Interest expense, net	(4,819)	(6,399)
Loss on modification of debt	—	(4,406)
Gain on insurance settlement	355	—
	(4,464)	(10,805)
Loss before income taxes	(11,450)	(5,502)
Income tax benefit	(35)	(5,612)
Net (loss) income	$(11,415)	$110

Basic loss per share	$(0.33)	$—
Diluted loss per share	$(0.33)	$—

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and equivalents	$40,813	$56,589
Restricted cash	101,583	134,587
Accounts receivable, net of reserves of $199 and $249	5,652	4,082
Inventories	1,505	1,479
Prepaid expenses and other	6,140	6,184
	155,693	202,921

Property and equipment, net	385,256	339,057
Operating lease right-of-use assets, net	46,323	15,771
Finance lease right-of-use assets, net	3,287	3,808
Goodwill	21,286	21,286
Other intangible assets, net	61,111	10,869
Deposits and other	1,541	1,617
	$674,497	$595,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,162	$4,602
Construction payable	31,298	30,279
Accrued payroll and related	6,278	3,784
Accrued interest	4,483	12,966
Other accrued liabilities	11,290	9,964
Current portion of operating lease obligations	3,242	2,485
Current portion of finance lease obligation	1,572	1,581
	65,325	65,661

Operating lease obligations, net of current portion	43,242	13,418
Finance lease obligations, net of current portion	4,171	4,727
Long-term debt, net	462,980	401,852
Deferred income taxes, net	989	1,024
Contract liabilities, net of current portion	8,649	8,856
	585,356	495,538
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,411,616 and 34,407,654 shares outstanding	4	4
Additional paid-in capital	111,350	110,590
Treasury stock, 890,933 and 894,895 common shares	(1,086)	(1,091)
Accumulated deficit	(21,127)	(9,712)
	89,141	99,791
	$674,497	$595,329

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2023	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791
Options exercised	—	—	12	(4)	5	—	17
Stock-based compensation	—	—	748	—	—	—	748
Net loss	—	—	—	—	—	(11,415)	(11,415)
Balance, March 31, 2023	35,302	$4	$111,350	891	$(1,086)	$(21,127)	$89,141

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balance, January 1, 2022	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715
Options exercised and restricted stocks vested	—	—	14	(103)	125	—	139
Stock-based compensation	—	—	343	—	—	—	343
Net income	—	—	—	—	—	110	110
Balance, March 31, 2022	35,302	$4	$109,268	957	$(1,167)	$5,202	$113,307

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(11,415)	$110
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,859	1,792
Amortization of debt issuance costs, discounts and premiums	547	386
Non-cash change in ROU operating lease assets	1,026	816
Stock-based compensation	748	343
Loss on disposal of assets	—	8
Gain on insurance settlement	(355)	—
Loss on modification of debt	—	4,406
Other operating activities	390	—
Deferred income taxes	(35)	(5,611)
Increases and decreases in operating assets and liabilities:
Accounts receivable	(1,570)	(657)
Prepaid expenses, inventories and other	18	277
Operating lease liabilities	(997)	(872)
Contract liabilities	643	(1,555)
Accounts payable and other liabilities	(2,151)	(7,411)
Net cash used in operating activities	(7,292)	(7,968)
Cash flows from investing activities:
Capital expenditures	(51,832)	(31,203)
Proceeds from insurance settlement related to property damage	355	—
Acquisition of intangible assets	(50,250)	—
Other	—	(671)
Net cash used in investing activities	(101,727)	(31,874)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	40,000	100,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	—	2,000
Payment of debt discount and issuance costs	(6,420)	(7,821)
Borrowings under revolving credit facility	36,000	—
Repayment of revolving credit facility borrowings	(9,000)	—
Repayment of finance lease obligations	(358)	(126)
Proceeds from exercise of stock options	17	139
Other	—	(108)
Net cash provided by financing activities	60,239	94,084

Net (decrease) increase in cash, cash equivalents and restricted cash	(48,780)	54,242
Cash, cash equivalents and restricted cash, beginning of period	191,176	265,293
Cash, cash equivalents and restricted cash, end of period	$142,396	$319,535

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$14,048	$15,699

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts payable related capital expenditures	$31,375	$7,001
Right-of-use assets obtained in exchange for operating lease liabilities	29,238	—
Right-of-use asset and liability remeasurements:
Operating leases	2,341	—
Financing leases	(207)	—

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

The Company currently operates six casinos: five on real estate that we own or lease and one located within a hotel owned by a third party. We are currently constructing our seventh property, Chamonix Casino Hotel (“Chamonix”), adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are also designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in February 2023, named The Temporary by American Place (“The Temporary”). We intend to operate The Temporary until the opening of the permanent American Place facility. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies operate or will operate these online sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts.

During the first quarter of 2023, the Company updated its reportable segments to Midwest & South, West, and Contracted Sports Wagering. This change reflects a realignment within the Company as a result of our continued growth. See Note 9 for additional information about the Company’s segments.

The following table presents selected information concerning our segments:

Segments and Properties	Locations
Midwest & South
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”), one of which is currently idle	Indiana
One sports wagering website (“skin”), expected to commence by August 2023	Illinois

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2022 annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Restricted cash balances consist of funds placed into a construction reserve, interest-bearing account to fund the completion of the Chamonix construction project, in accordance with the Company’s debt covenants.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate reserve to approximate fair value. Reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received. Management believes that, as of March 31, 2023, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

In March 2023, Rising Star sold its available “free play” for $2.1 million. We expect to receive all of such amount by July 2023. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers. It sold such “free play” in the second quarter of 2022 for a similar amount.

Other Intangible Assets. In March 2023, the Company paid $50.3 million to the Illinois Gaming Board (“IGB”) for required gaming license fees to operate The Temporary, and upon its opening, American Place. Management has deemed the gaming license in Illinois as having an indefinite economic life, as such license is eligible for renewal every four years upon payment of the applicable fee if all regulatory requirements are met. There may be an additional one-time reconciliation fee, depending on interim gaming revenues, which is calculated three years after commencing operations and can be paid over a six-year period. See Note 6 for details.

Revenue Recognition:

Accrued Club Points and Customer Loyalty Programs: Operating Revenues and Related Costs and Expenses. The Company’s revenues consist primarily of casino gaming, food and beverage, hotel, and other revenues (such as sports wagering, golf, RV park operations, and entertainment). The majority of the Company’s revenues are derived from casino gaming, principally slot machines.

The transaction price for a casino wager is the difference between gaming wins and losses, not the total amount wagered. As such wagers have similar characteristics, the Company accounts for its gaming transactions on a portfolio basis by recognizing net win per gaming day versus on an individual basis.

The Company sometimes provides discretionary complimentary goods and services (“discretionary comps”). For these types of transactions, the Company allocates revenue to the department providing the complimentary goods or services based upon its estimated standalone selling price, offset by a reduction in casino revenues.

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its casino revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under loyalty programs by property for various benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.8 million for March 31, 2023 and $0.7 million for December 31, 2022, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at The Temporary/American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time “market access” fees, which were recorded as long-term liabilities and are being recognized as revenue ratably over the initial contract terms (or as accelerated due to early termination), beginning with the commencement of operations.

Indiana. The Company’s three Sports Agreements commenced operations in December 2019, April 2021 and December 2021. One of these Sports Agreements ceased operations in May 2022. Under the Company’s two active Sports Agreements in Indiana, we receive a percentage of revenues (as defined), subject to annual minimums totaling $2.0 million. For its idle skin, the Company continues to evaluate whether to utilize the remaining skin itself or utilize a replacement operator for such skin. There is no certainty that the Company will be able to enter into an agreement with a replacement operator or successfully operate the skin itself.

Colorado. The Company’s three Sports Agreements commenced operations in June 2020, December 2020 and April 2021. One of these Sports Agreements ceased operations in May 2022. In December 2022, the Company signed a Sports Agreement with a new third party for this available skin, which upfront fee was capitalized and is being amortized over the 10-year term of the agreement that contractually commenced in March 2023, even though the operator is still pending the receipt of customary regulatory approvals. Under the Company’s three active Sports Agreements in Colorado, we receive a percentage of revenues (as defined), subject to annual minimums totaling $3.0 million.

Illinois. In May 2022, the Company signed a Sports Agreement for its sole Illinois sports skin and received an upfront fee of $5.0 million, which was capitalized and will be amortized over the eight-year term of the agreement that is expected to commence by August 2023, pending the receipt of customary regulatory approvals. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year.

In addition to the “market access” fees, deferred revenue includes quarterly and annual prepayments of contracted revenue, as required in three of the Sports Agreements. As of March 31, 2023, $0.7 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		March 31,	December 31,
	Balance Sheet Location	2023	2022
Deferred revenue, current	Other accrued liabilities	$2,500	$1,651
Deferred revenue, net of current portion	Contract liabilities, net of current portion	8,649	8,856
		$11,149	$10,507

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

Revenue by Source. The Company presents earned revenue as disaggregated by the type or nature of the good or service (casino, food and beverage, hotel, and other operations comprised mainly of retail, golf, entertainment, and contracted sports wagering) and by relevant geographic region within Note 9.

Income Taxes. For interim income tax reporting for the three months ended March 31, 2023, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

Reclassifications. The Company made certain minor financial statement presentation reclassifications to prior-period amounts to conform to the current-period presentation. Such reclassifications had no effect on the previously reported results of operations or financial position.

Earnings (Loss) Per Share. Earnings (loss) per share is net income (loss) applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional dilutive effects for all potentially-dilutive securities, including share-based awards outstanding under the Company’s stock compensation plan, using the treasury stock method.

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

For material leases with terms greater than a year, the Company records right-of-use (“ROU”) assets and lease liabilities on the balance sheet, as measured on a discounted basis. For finance leases, the Company recognizes interest expense associated with the lease liability, as well as depreciation (or amortization) expense associated with the ROU asset, depending on whether those ROU assets are expected to transfer to the Company upon lease expiration. If ownership of a finance lease ROU asset is expected to transfer to the Company upon lease expiration, then it is included with the Company’s property and equipment; other qualifying finance lease ROU assets, based on other classifying criteria under Accounting Standards Codification 842 (“ASC 842”), are disclosed separately as “Finance Lease Right-of-Use Assets, Net.” For operating leases, the Company recognizes straight-line rent expense.

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

3. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has some finance leases and various operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining lease terms, including extensions, range from one month to approximately 99 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and The Temporary/American Place do include contingent rent, as further discussed below.

Operating Leases

Waukegan Ground Lease through February 2122 and Option to Purchase. In January 2023, the Company’s subsidiary, FHR-Illinois, LLC, entered into a 99-year ground lease (the “Ground Lease”) for approximately 32 acres of land (the “City-Owned Parcel”) with the City of Waukegan in Illinois (the “City”).  The ground lease commenced concurrently with the opening of The Temporary on February 17, 2023. The City-Owned Parcel and an adjacent 10-acre parcel owned by the Company comprise the location of American Place, including The Temporary. Annual rent under the Ground Lease is the greater of (i) $3.0 million (the “Annual Guaranteed Minimum Rent”), or (ii) 2.5% of gross gaming revenue (as defined in the lease) generated by either the Temporary or American Place.

The Company has the right to purchase the City-Owned Parcel at any time during the term of the Ground Lease for $30 million. If it does so prior to the opening of the permanent American Place facility, then it must continue to pay rent due to the City under the Ground Lease until the permanent casino is open.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rents of 3% of gross gaming revenue (as defined in the lease) in excess of $3.65 million per month.

Through October 1, 2027, the Company may buy out the lease for $15.5 million, plus a seller-retained interest in Silver Slipper Casino and Hotel’s operations of 3% of net income (as defined) for 10 years following the purchase date.

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. The Bronco Billy’s subsidiary leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its third renewal option to extend the lease term through January 2026, with current annual lease payments of $0.4 million. Annual minimum rent will increase to $0.5 million starting in February 2026 with adjustments on each anniversary thereafter, based on the consumer price index. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

In September 2022, the Company remeasured this lease’s related ROU asset and liability balances on its balance sheet, by factoring in all renewal terms through January 2035 to reflect the partial overlap of Chamonix’s construction on leased land. As a result of that overlap, the Company is deemed likely to exercise each renewal until and unless it exercises its purchase buyout right.

Third Street Corner Building through August 2023 and Option to Purchase. The Company began leasing this building in August 2018. It is currently used as office space for Chamonix’s construction personnel, obviating the need for construction trailers. The lease had an initial three-year term with annual lease payments of $0.2 million. This was extended to August 13, 2023, with current annual lease payments of $0.3 million. The Company has the right to purchase the building at any time during the extended lease term for $2.8 million.

Grand Lodge Casino Lease through December 2024. The Company’s subsidiary, Gaming Entertainment (Nevada), LLC, has a lease with Incline Hotel, LLC, the owner of the Hyatt Regency Lake Tahoe Resort (“Hyatt Lake Tahoe”), to operate the Grand Lodge Casino. It is collateralized by the Company’s interests under the lease and property (as defined in the lease) and is subordinate to the liens of the Notes (see Note 4). The lessor has an option to purchase the Company’s leasehold interest and related operating assets of the Grand Lodge Casino, subject to assumption of applicable liabilities. The option price is an amount equal to the Grand Lodge Casino’s positive working capital, plus Grand Lodge Casino’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the 12-month period preceding the acquisition (or pro-rated if less than 12 months remain on the lease), plus the fair market value of the Grand Lodge Casino’s personal property.

The current annual rent of $2.0 million is applicable through the remaining lease term. In February 2023, the lease was amended to extend the current term through December 31, 2024 (with no changes to rent). Accordingly, the Company remeasured this lease’s related ROU asset and liability balances on its balance sheet upon the effective date of the amendment.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At March 31, 2023, such potential purchase price was $2.7 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended
	Classification within	March 31,
Lease Costs	Statement of Operations	2023	2022
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$1,792	$1,165
Short-term payments	Selling, General and Administrative Expenses	22	27
Variable payments	Selling, General and Administrative Expenses	305	384
Finance leases:
Amortization of leased assets	Depreciation and Amortization	353	39
Interest on lease liabilities	Interest Expense, Net	111	37
Total lease costs		$2,583	$1,652

Leases recorded on the balance sheet consist of the following:

(In thousands)
		March 31,	December 31,
Leases	Balance Sheet Classification	2023	2022
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$46,323	$15,771
Finance lease assets	Property and Equipment, Net(1)	4,527	4,566
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	3,287	3,808
Total lease assets		$54,137	$24,145

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,242	$2,485
Finance	Current Portion of Finance Lease Obligation	1,572	1,581
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	43,242	13,418
Finance	Finance Lease Obligation, Net of Current Portion	4,171	4,727
Total lease liabilities		$52,227	$22,211

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.2 million for each of March 31, 2023 and December 31, 2022.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities as of March 31, 2023 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Leases
2023 (excluding the three months ended March 31, 2023)	$5,954	$1,468
2024	7,620	1,957
2025	5,616	1,939
2026	4,758	652
2027	4,410	489
Thereafter	314,002	—
Total future minimum lease payments	342,360	6,505
Less: Amount representing interest	(295,876)	(762)
Present value of lease liabilities	46,484	5,743
Less: Current lease obligations	(3,242)	(1,572)
Long-term lease obligations	$43,242	$4,171

Other information related to lease term and discount rate is as follows:

	March 31,		December 31,
Lease Term and Discount Rate	2023		2022
Weighted-average remaining lease term
Operating leases	66.0	years	23.2	years
Finance lease	3.5	years	3.7	years
Weighted-average discount rate
Operating leases	10.90%		9.73%
Finance leases	7.80%		7.08%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Three Months Ended
	March 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$1,763	$1,221
Operating cash flows for finance leases	$111	$37
Financing cash flows for finance leases	$378	$126

4. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	March 31,	December 31,
	2023	2022
Revolving Credit Facility due 2026	$27,000	$—
8.25% Senior Secured Notes due 2028	450,000	410,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(14,020)	(8,148)
	$462,980	$401,852

Senior Secured Notes due 2028. On February 12, 2021, the Company issued $310.0 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”) to refinance all of its prior notes and repurchase all of its outstanding warrants. Additionally, $180 million of bond proceeds were initially placed into a construction reserve account to fund construction of Chamonix, which was later increased to $221 million in January 2022 to reflect an expansion of the project.

On February 7, 2022, the Company closed a private offering for an additional $100.0 million of Senior Secured Notes due 2028, which sold at a price of 102.0% of such principal amount. Proceeds from this sale were used: (i) to develop, equip and open The Temporary, which the Company intends to operate while it designs and constructs its permanent American Place facility, (ii) to pay the transaction fees and expenses of such offer and sale, and (iii) for general corporate purposes. The additional notes from this sale were issued pursuant to the indenture, dated as of February 12, 2021 (the “Original Indenture”), to which the Company issued the $310.0 million of 2028 Notes noted above. In connection with the issuance of the additional notes in February 2022, the Company and the subsidiary guarantors party to the Original Indenture also entered into three Supplemental Indentures with Wilmington Trust, National Association, as trustee.

On February 21, 2023, the Company issued an additional $40.0 million of senior secured notes (the “Additional Notes”), thereby increasing the outstanding borrowing under the 2028 Notes to $450.0 million (collectively, the “Notes”). Related to the issuance of the Additional Notes, the Company further amended the indenture governing the Notes (collectively, the “Amended Indenture”) and amended its revolving credit facility. Proceeds from the offering of Additional Notes, net of related expenses and discounts, were approximately $34 million and were used: (i) to open The Temporary, including the payment of related Illinois gaming license fees in March 2023, and (ii) for general corporate purposes. The Additional Notes are essentially identical to the 2028 Notes, as they are treated as a single series of senior secured debt securities with the 2028 Notes and also as a single class for all purposes under the Amended Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

The Notes bear interest at a fixed rate of 8.25% per year and mature on February 15, 2028. There is no mandatory debt amortization prior to the maturity date. Interest on the Notes is payable on February 15 and August 15 of each year.

The Notes are guaranteed, jointly and severally (such guarantees, the “Guarantees”), by each of the Company’s restricted subsidiaries (collectively, the “Guarantors”). The Notes and the Guarantees are the Company’s and the Guarantors’ general senior secured obligations, subject to the terms of the Collateral Trust Agreement (as defined in the Amended Indenture), ranking senior in right of payment to all of the Company’s and the Guarantors’ existing and future debt that is expressly subordinated in right of payment to the Notes and the Guarantees, if any. The Notes and the Guarantees will rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior debt.

The Notes contain representations and warranties, covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets, upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix.

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

Revolving Credit Facility due 2026. On February 7, 2022, the Company entered into a First Amendment to Credit Agreement with Capital One, N.A. (“Capital One”), which, among other things, increased the borrowing capacity under the Company’s Credit Agreement, dated as of March 31, 2021, from $15.0 million to $40.0 million. The amended $40.0 million senior secured revolving credit facility matures on March 31, 2026 and includes a letter of credit sub-facility. The senior secured revolving credit facility may be used for working capital and other ongoing general purposes.

On February 21, 2023, the Company entered into a Second Amendment to Credit Agreement with Capital One, which, among other things, increased the amount of additional indebtedness permitted under the Company’s Credit Agreement from $25.0 million to $40.0 million (collectively, the “Credit Facility”). Such amendment permitted the issuance of the Additional Notes, as noted above.

The interest rate per annum applicable to loans under the Credit Facility is currently, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.50% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.50%. Upon completion of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility will be reduced to, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%.

In anticipation of paying the gaming license fees necessary to open The Temporary – and prior to the completion of the Additional Notes offering – the Company borrowed $36.0 million under the Credit Agreement. As of March 31, 2023, $27.0 million of borrowings remain outstanding under the Credit Facility.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. The Company was in compliance with this financial covenant as of March 31, 2023.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $409.5 million for March 31, 2023 and $360.6 million for December 31, 2022, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

5. INCOME TAXES

The Company’s effective income tax rate for the three months ended March 31, 2023 and 2022 was 0.3% and 102.0%, respectively. The change in the effective income tax rate was primarily due to the Company’s projections for pre-tax book income in 2023, the effects of tax amortization on indefinite-lived intangibles in 2023, valuation allowances, and certain permanent differences between tax and financial reporting purposes. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items. The Company expects that it may reverse the tax benefit that was booked, as of March 31, 2023, in future interim periods, as pre-tax book income in future periods may offset the year-to-date, pre-tax loss.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. As of March 31, 2023, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside.

6. COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations and cash flows.

Public Trust Tidelands Lease in Mississippi

The Company has been evaluating the potential construction of an additional hotel tower and related amenities at Silver Slipper, a portion of which would extend out over the Gulf of Mexico. In contemplation for such potential future expansion, the Company entered into a lease agreement in the second quarter of 2023 with the State of Mississippi for a 30-year lease of approximately a half-acre of tidelands, with a term extension available for another 30 years.

The lease commences on June 1, 2023, and initial rent is due in advance for each six-month period of $10,000 (the “Construction Rent”). This initial Construction Rent terminates at the beginning of the next six-month period after the opening of commercial operations on the leased premises, but no later than 18 months after the commencement of the lease. Thereafter, annual rent increases to $105,300, with adjustments based on the consumer price index on each anniversary. Before construction can commence, additional entitlements are necessary, including certain environmental approvals. The Company recently reached an agreement with the U.S. Army Corps of Engineers, facilitating satisfaction of such environmental approvals. There can be no certainty that the contemplated Silver Slipper expansion will be built.

Contracted Sports Wagering in Illinois

In May 2022, the Company entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place casinos in Illinois. In addition to the on-site sportsbook, Circa Sports will utilize the Company’s expected mobile sports skin to conduct Internet sports wagering throughout Illinois. In exchange for such rights, the Company received a non-refundable market access fee of $5 million in May 2022, which was recorded as a long-term liability under deferred revenues. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5 million per year, once Circa Sports launches operations in Illinois. Such launch is anticipated by August 2023, contingent upon receipt of customary regulatory approvals. The term of the agreement is for eight years, followed by two four-year extension opportunities at the option of Circa Sports.

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at The Temporary/American Place, the Company may be required to make a “Reconciliation Payment” to the State of Illinois. The Reconciliation Payment is calculated three years after the commencement of gaming operations in Illinois in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12-month period of operations, offset by certain licensing fees already paid by the Company in the first quarter of 2023. If such calculation of the Reconciliation Payment results in a negative amount, the Company is not entitled to reimbursement of any licensing fees previously paid. The Reconciliation Payment, if any, is due in annual installments over a period of six years, beginning in the fourth year of gaming operations.

7. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net (loss) income ─ basic	$(11,415)	$110
Net (loss) income ─ diluted	$(11,415)	$110

Denominator:
Weighted-average common shares ─ basic	34,410	34,262
Potential dilution from share-based awards	—	2,361
Weighted-average common and common share equivalents ─ diluted	34,410	36,623
Anti-dilutive share-based awards excluded from the calculation of diluted (loss) earnings per share	3,846	411

8. SHARE-BASED COMPENSATION

Performance-Based Shares. In April 2023, the Compensation Committee approved the satisfaction of certain performance criteria related to our operations in 2022. Such performance measures involved multi-year growth rates for EBITDA and free cash flow per share. As a result, a total of 75,796 shares will vest upon the later of (a) such approval by the Compensation Committee or (b) the anniversary date of their grant.

In January 2023, the Company issued a total of 40,541 performance-based shares to the Company’s CEO under the terms of his employment agreement. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2023, December 31, 2024, and December 31, 2025. For the 2023 period, one-sixth of such performance-based shares will vest on the anniversary date of the award if the Company’s annual Adjusted EBITDA for 2023 reflects at least 10% per annum growth since 2020, and one-sixth of such performance-based shares will vest on the anniversary date if the Company’s annual Free Cash Flow Per Share for 2023 reflects at least 12% per annum growth since 2020. Vesting of the performance-based shares is similar for the 2024 and 2025 periods.

As of March 31, 2023, the Company had 1,069,977 share-based awards authorized by shareholders and available for grant from the Company’s 2015 Equity Incentive Plan.

The following table summarizes information related to the Company’s common stock options as of March 31, 2023:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2023	3,503,235	$2.80
Granted	62,578	7.40
Exercised	(3,962)	1.51
Canceled/Forfeited	—	—
Expired	—	—
Options outstanding at March 31, 2023	3,561,851	$2.88
Options exercisable at March 31, 2023	2,884,615	$1.99

Components of compensation expense are as follows:

(In thousands)	Three Months Ended
	March 31,
Compensation Expense	2023	2022
Stock options	$330	$218
Restricted and performance-based shares	418	125
	$748	$343

As of March 31, 2023, there was approximately $2.0 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 1.8 years. As of such date, there was also $1.2 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.5 years.

9. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its reporting segments based on geographic regions within the United States and type of income. During the first quarter of 2023, the Company changed its reportable segments to Midwest & South, West, and Contracted Sports Wagering. This change reflects a realignment within the Company as a result of its continued growth. The Company’s management views the regions where each of its casino resorts are located as reportable segments, in addition to its contracted sports wagering segment. Reportable segments are aggregated based on geography, economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure.

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

As a result of the change in reportable segments described above, we have recast previously-reported segment information to conform to the current presentation in the following tables:

(In thousands)	Three Months Ended March 31, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$28,852	$7,135	$—	$35,987
Food and beverage	6,897	763	—	7,660
Hotel	2,040	104	—	2,144
Other operations, including contracted sports wagering	3,013	122	1,180	4,315
	$40,802	$8,124	$1,180	$50,106

Adjusted Segment EBITDA	$10,687	$56	$1,161	$11,904
Other operating costs and expenses:
Depreciation and amortization				(5,859)
Corporate expenses				(1,779)
Project development costs				(7)
Preopening costs				(10,497)
Stock-based compensation				(748)
Operating loss				(6,986)
Other (expense) income:
Interest expense, net				(4,819)
Gain on insurance settlement				355
				(4,464)
Loss before income taxes				(11,450)
Income tax benefit				(35)
Net loss				$(11,415)

(In thousands)	Three Months Ended March 31, 2022
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$21,399	$7,685	$—	$29,084
Food and beverage	5,812	699	—	6,511
Hotel	2,044	135	—	2,179
Other operations, including contracted sports wagering	694	125	2,830	3,649
	$29,949	$8,644	$2,830	$41,423

Adjusted Segment EBITDA	$7,088	$509	$2,767	$10,364
Other operating costs and expenses:
Depreciation and amortization				(1,792)
Corporate expenses				(1,967)
Project development costs				(165)
Preopening costs				(786)
Loss on disposal of assets				(8)
Stock-based compensation				(343)
Operating income				5,303
Other expenses:
Interest expense, net				(6,399)
Loss on modification of debt				(4,406)
Loss before income taxes				(5,502)
Income tax benefit				(5,612)
Net income				$110

(In thousands)	March 31,	December 31,
	2023	2022
Total Assets
Midwest & South	$300,213	$194,033
West	347,917	351,069
Contracted Sports Wagering	1,408	1,658
Corporate and Other	24,959	48,569
	$674,497	$595,329

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the fiscal year ended December 31, 2022, which were included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods. Full House Resorts, Inc., together with its subsidiaries, may be referred to as “Full House,” the “Company,” “we,” “our” or “us,” except where stated or the context otherwise indicates.

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment, and retail outlets, among other amenities. We currently operate six casinos: five on real estate that we own or lease and one located within a hotel owned by a third party. Construction continues for a seventh property, Chamonix Casino Hotel (“Chamonix”), adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are also designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in February 2023 named The Temporary by American Place. We intend to operate The Temporary until the opening of the permanent American Place facility. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies operate or will operate these online sports wagering websites under their brands, paying us a percentage of revenues, as defined, and subject to annual minimum amounts.

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Midwest & South
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (under construction)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”), one of which is currently idle	Indiana
One sports wagering website (“skin”), expected to commence by August 2023	Illinois

We manage our casinos based primarily on geographic regions within the United States and type of income. During the first quarter of 2023, we updated our reportable segments to Midwest & South, West, and Contracted Sports Wagering, reflecting a realignment within the Company as a result of our continued growth.

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos where permitted by local gaming regulations, most of our customers wager with cash or pay for non-gaming services with cash or credit cards. Our gaming revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we receive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course at Rising Star, our recreational vehicle parks (“RV parks”) as owned at Rising Star and managed at Silver Slipper, our ferry service at Rising Star, and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to casino customers on a complimentary basis; the value of such services is included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and adjustments for certain progressive jackpots offered by the Company.

We may experience significant fluctuations in our quarterly operating results due to seasonality, variations in gaming hold percentages, and other factors. Consequently, our operating results for any quarter, especially contrasted with different seasonal quarters, are not necessarily comparable. Results for any particular quarter or year may not be indicative of future periods’ results.

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

Recent Developments

The Temporary/American Place. In February 2023, we opened The Temporary by American Place, a temporary facility in Waukegan, Illinois, that we will operate while we design and construct the larger, permanent American Place facility. When all amenities are open later this year, The Temporary will include approximately 1,000 slot machines, 50 table games, a fine-dining restaurant, two additional restaurants, a sportsbook and a center bar. The permanent American Place facility is expected to include a world-class casino with a state-of-the-art sportsbook; a premium boutique hotel comprised of 20 luxurious villas; a 1,500-seat live entertainment venue; and various food and beverage outlets. To accommodate operations for The Temporary, as well as construction of the permanent American Place facility, we entered into a 99-year ground lease with the City of Waukegan. For more information, see Note 3.

Sports Wagering in Colorado. In December 2022, we entered into a contract with a third party to operate mobile sports wagering under our permitted third skin in Colorado. The 10-year agreement began its contractual term in March 2023. Such agreement replaces an unrelated operator that ceased operations in May 2022. In total, we have three sports wagering agreements in Colorado, for which we receive a percentage of revenues (as defined), subject to annual minimums totaling $3 million. For more information, see Note 2.

Sports Wagering in Illinois. In May 2022, we signed a retail and mobile sports wagering contract for Illinois. Such operations are expected to commence by August 2023, pending the receipt of customary regulatory approvals. Upon signing the agreement, we received an upfront fee of $5 million, which was capitalized and will be amortized over the eight-year term of the agreement upon commencement of operations. We will receive a percentage of revenues (as defined), subject to an annual minimum of $5 million. For more information, see Note 6.

Debt Financing. In February 2023, we issued an additional $40 million of senior secured notes (the “Additional Notes”) and further amended the indenture governing the 2028 Notes (collectively, the “Amended Indenture”). The Additional Notes are treated as a single series of senior secured debt securities with the existing $410 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”) and as a single class for all purposes under the Amended Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. Proceeds from the offering of our Additional Notes, net of related expenses and discounts, were approximately $34 million and were used: (i) to open The Temporary, including the payment of related Illinois gaming license fees in March 2023, and (ii) for general corporate purposes.

Also in February 2023, we entered into a Second Amendment to our Credit Agreement with Capital One (the “Credit Facility”), which, among other things, increased the amount of additional indebtedness permitted under the Credit Facility, permitting the issuance of the Additional Notes. For more information, see Note 4.

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

Gaming revenue indicators:

Slot coin-in is the gross dollar amount wagered in slot machines and table game drop is the total amount of cash or credit exchanged into chips at table games for use by our customers. Slot coin-in and table game drop are indicators of volume, and are monitored on a consolidated basis in relation to slot and table game win. Such metrics can be influenced by marketing activity and are not necessarily indicative of profitability trends.

Slot win is the difference between customer wagers and customer winnings on slot machines. Table game hold is the difference between the amount of money or markers exchanged into chips and customer winnings paid. Slot win and table game hold percentages represent the relationship between slot win and coin-in and table game win and drop. Both the slot win and table game hold percentages are monitored on a consolidated basis in our evaluation of Company performance.

Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations gratuitously furnished to customers, are included in the calculation of the hotel occupancy rate.

Adjusted EBITDA, Adjusted Segment EBITDA and Adjusted Segment EBITDA Margin:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 9. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

Same-store Adjusted Segment EBITDA is Adjusted Segment EBITDA further adjusted to exclude the Adjusted Property EBITDA of properties that have not been in operation for a full year. Adjusted Property EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each property.

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended
(In thousands)	March 31,		Increase /
	2023	2022	(Decrease)
Revenues	$50,106	$41,423	21.0%
Operating expenses	57,092	36,120	58.1%
Operating (loss) income	(6,986)	5,303	(231.7)%
Interest and other non-operating expenses, net	4,464	10,805	(58.7)%
Income tax benefit	(35)	(5,612)	99.4%
Net (loss) income	$(11,415)	$110	(10,477.3)%

	Three Months Ended
(In thousands)	March 31,		Increase /
	2023	2022	(Decrease)
Casino revenues
Slots	$31,528	$25,527	23.5%
Table games	4,351	3,275	32.9%
Other	108	282	(61.7)%
	35,987	29,084	23.7%

Non-casino revenues, net
Food and beverage	7,660	6,511	17.6%
Hotel	2,144	2,179	(1.6)%
Other	4,315	3,649	18.3%
	14,119	12,339	14.4%
Total revenues	$50,106	$41,423	21.0%

	Three Months Ended
	March 31,
(In thousands)	2023	2022	Increase

Slot coin-in	$540,228	$462,173	16.9%
Slot win(1)	$41,165	$34,234	20.2%
Slot hold percentage(2)	7.6%	7.4%	0.2	pts
Table game drop	$25,955	$19,817	31.0%
Table game win(1)	$4,417	$3,303	33.7%
Table game hold percentage(2)	17.0%	16.7%	0.3	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 for more information on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.1%, respectively. As a significant portion of our results in the recent and prospective quarters reflect a new property, and the win percentages at that new property may be different from the other casinos in our portfolio, consolidated win percentages in the future may differ from those in the past.

The following discussion is based on our consolidated financial statements for the three-month periods ended March 31, 2023 and 2022.

Revenues. Consolidated total revenues increased by 21.0% (or $8.7 million), reflecting the February 2023 opening of The Temporary, which contributed approximately $10.4 million. This helped to offset a decline in Contracted Sports Wagering of $1.7 million, as the prior-year period included an acceleration of deferred revenue for two agreements that ceased operations in May 2022 (see Note 2). Excluding results from The Temporary, same-store consolidated total revenues decreased by 4.2% (or $1.7 million) due to the decline in Contracted Sports Wagering. For more information, see “Supplemental Information – Same-store Operating Results.”

Operating Expenses. Consolidated operating expenses increased by 58.1% (or $21.0 million), primarily due to the commencement of operations at The Temporary, which contributed $20.2 million of such increase, including $9.3 million of preopening costs.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

(In thousands)	Three Months Ended
	March 31,
	2023	2022
Interest expense (excluding bond fee amortization and discounts/premiums)	$9,020	$7,339
Amortization of debt issuance costs and discounts/premiums	547	438
Capitalized interest	(3,472)	(1,378)
Interest income and other	(1,276)	—
	$4,819	$6,399

The net decrease in interest expense for the three months ended March 31, 2023 was primarily due to an increase in capitalized interest related to construction of The Temporary and Chamonix, as well as income earned from our cash balances.

Other Non-Operating Expenses, Net

For the three-month period ended March 31, 2023, we had approximately $0.4 million of other non-operating income, consisting of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020. The corresponding prior-year period had $4.4 million of other non-operating expense, consisting of debt modification costs related to our notes offering in February 2022.

Income Tax Expense. We recognized an income tax benefit of $35,000 and $5.6 million for the respective three months ended March 31, 2023 and 2022, which resulted in effective income tax rates of 0.3% and 102.0%, respectively. The change in the effective income tax rate was primarily due to the effects of tax amortization on indefinite-lived intangibles in 2023, as well as certain permanent differences between tax and financial reporting purposes.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2023 results. As we have incurred losses in prior periods, we anticipate any current-year taxable income will be offset by tax loss carryforwards from prior years. We continue to evaluate the ability to realize our deferred tax assets and need for a valuation allowance on a quarterly basis. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended
	March 31,		Increase /
	2023	2022	(Decrease)
Revenues
Midwest & South	$40,802	$29,949	36.2%
West	8,124	8,644	(6.0)%
Contracted Sports Wagering	1,180	2,830	(58.3)%
	$50,106	$41,423	21.0%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$10,687	$7,088	50.8%
West	56	509	(89.0)%
Contracted Sports Wagering	1,161	2,767	(58.0)%
Adjusted Segment EBITDA	11,904	10,364	14.9%
Corporate	(1,779)	(1,967)	(9.6)%
Adjusted EBITDA	$10,125	$8,397	20.6%

Adjusted Segment EBITDA Margin
Midwest & South	26.2%	23.7%	2.5	pts
West	0.7%	5.9%	(5.2)	pts
Contracted Sports Wagering	98.4%	97.8%	0.6	pts

Supplemental Information – Same-store Operating Results

The following table presents the financial results of Midwest & South Operations on a same-store basis for the three months ended March 31, 2023 and 2022 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not been in operations for longer than a year, starting from the date of acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of The Temporary by American Place for periods subsequent to its commencement of operations.

(In thousands)	Three Months Ended
	March 31,		Increase /
	2023	2022	(Decrease)
Midwest & South same-store total revenues(1)	$30,382	$29,949	1.4%
The Temporary by American Place	10,420	—	nm	%
Midwest & South total revenues	$40,802	$29,949	36.2%

Midwest & South same-store Adjusted Segment EBITDA(1)	$7,114	$7,088	0.4%
The Temporary by American Place	3,573	—	nm	%
Midwest & South Adjusted Segment EBITDA	$10,687	$7,088	50.8%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	23.4%	23.7%	(0.3)	pts
The Temporary by American Place	34.3%	—%	34.3	pts
Midwest & South Adjusted Segment EBITDA margin	26.2%	23.7%	2.5	pts

__________

(1)	Same-store operations exclude results from The Temporary by American Place, which opened on February 17, 2023.

Midwest & South

Our Midwest & South segment includes Silver Slipper Casino and Hotel, Rising Star Casino Resort and The Temporary by American Place, which opened in Waukegan, Illinois, in February 2023. Total revenues for the three months ended March 31, 2023 increased by 36.2% (or $10.9 million), primarily due to the addition of The Temporary and its casino operations. Excluding results from The Temporary, same-store revenues rose by 1.4% (or $0.4 million) from the sale of “free play” at Rising Star as further discussed below.

Casino revenue increased by 34.8% (or $7.5 million) for the three months ended March 31, 2023, also primarily due to the opening of The Temporary. Newly-opened slot and table games operations at The Temporary more than offset casino revenue declines at Silver Slipper and Rising Star. Slot revenue for the segment increased by 36.1% (or $6.7 million) and table games revenue increased by 36.4% (or $0.9 million). Excluding results from The Temporary, same-store casino revenue declined by 10.6% (or $2.3 million), primarily due to lower slot and table games hold percentages at Silver Slipper versus the prior-year period. To a lesser extent, lower same-store slot revenue at Rising Star was impacted by a lower hold percentage of 7.3% from 7.5% in the prior period. Rising Star also had an increase in competition, with a new racetrack casino having opened in September 2022 in Northern Kentucky.

Non-casino revenue increased by 39.8% (or $3.4 million) during the quarter. Approximately $1.1 million of this increase was due to an 18.7% increase in food and beverage revenue, primarily at Silver Slipper. Additionally, in March 2023, Rising Star sold its available “free play” for $2.1 million (see Note 2). Rising Star also sold its “free play” for $2.1 million during 2022, although not until the second quarter. Hotel revenues were relatively flat, with hotel revenue improvements at Rising Star mostly offsetting revenue declines at Silver Slipper. While The Temporary does not have hotel operations, the permanent American Place facility is being designed to include a hotel.

Adjusted Segment EBITDA for the three months ended March 31, 2023 increased by 50.8% (or $3.6 million) to $10.7 million from $7.1 million in the prior-year period. This increase reflects the opening of The Temporary, which generated $3.6 million of Adjusted EBITDA in its first 1.5 months of operations. Adjusted Segment EBITDA margin also improved to 26.2% during the quarter from 23.7% in the prior-year period. The Temporary’s Adjusted EBITDA margin in its inaugural quarter was 34.3%. Excluding results from The Temporary, same-store Adjusted Segment EBITDA was flat at $7.1 million for both periods, with higher operating costs, such as property insurance costs at Silver Slipper, offsetting revenue increases.

The improvement in this segment’s results were despite The Temporary not yet operating at full capacity. Various factors, including regulatory processes, resulted in the casino operating for limited hours per day in the first quarter and with lower-than-usual maximum wagers. In April, The Temporary was permitted to increase its operating hours and maximum wagers, but still within certain limitations. Additionally, the property has been steadily hiring and training new employees, including dealers. As new dealers are hired and trained, the Company expects to operate all 50 of its permitted table games at peak periods, whereas it generally operated 28 table games at any given time in the first quarter. It also operated only one of its major restaurants in the first quarter and, even then, for limited operating hours. A second restaurant opened in April and the operating hours of both restaurants are being expanded gradually, in response to customer demand and in accordance with the hiring of additional employees. A third restaurant is expected to open in the second half of the year.

West

Our West segment includes Grand Lodge Casino (located within a hotel owned by a third party), Stockman’s Casino, Bronco Billy’s Casino and Hotel and, upon its expected opening in December 2023, will include Chamonix Casino Hotel. The market in Cripple Creek is seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge Casino is located near several major ski resorts. While we typically benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can result in challenging driving conditions or the closure of roads leading to Grand Lodge.

Total revenues during the three months ended March 31, 2023 decreased by 6.0% (or $0.5 million), primarily due to planned business disruptions to accommodate the construction of Chamonix. These significant construction disruptions include temporarily-reduced gaming and restaurant capacity, as well as the temporary absence of all on-site hotel rooms and on-site self-parking. To alleviate the lack of on-site parking, Bronco Billy’s currently offers, and incurs the cost of offering, complimentary valet parking, as well as a free shuttle service to an off-site parking lot.

Casino revenue decreased by 7.2% (or $0.5 million) for the three months ended March 31, 2023, which was largely due to the construction disruptions mentioned above, while related revenues for Grand Lodge and Stockman’s remained relatively flat as compared to the prior-year period. Slot revenue declined by 10.6% (or $0.7 million), while table games revenue declined by 22.0% (or $0.2 million). Declines in gaming volumes during the quarter were also impacted by adverse weather in Nevada, especially at Grand Lodge, where extremely heavy snowfall in February and March 2023 created challenging driving conditions and trip cancellations.

Non-casino revenue was flat for the three months ended March 31, 2023. Food and beverage revenues increased by 9.2% (or $0.1 million), which offset declines in hotel revenues during the quarter, primarily for the reasons noted above at Bronco Billy’s.

Adjusted Segment EBITDA for the three months ended March 31, 2023 decreased to $0.1 million. The decrease during the quarter was due to disruptions from the construction of Chamonix as described above, including additional operating expenses related to the operation of our new valet and parking shuttle service. The casino has also maintained much of its payroll, despite reduced activity levels, anticipating the need for the larger workforce required to open and operate Chamonix.

In addition to construction disruption due to our neighboring Chamonix project, we are currently undergoing a modest refurbishment of a portion of Bronco Billy’s, which began in May 2022. Accordingly, Bronco Billy’s contribution to earnings was impacted by the casino refurbishment (which was completed in December 2022), and will likely continue to be impacted until restaurant work at Bronco Billy’s is completed in the third quarter of 2023 and Chamonix’s expected opening in December 2023. When Chamonix opens, Bronco Billy’s will share the on-site parking garage, valet and surface parking capacity of the new casino, and also benefit from Chamonix’s adjoining 300-guestroom hotel.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and, upon launch, Illinois.

For the three months ended March 31, 2023, revenues and Adjusted Segment EBITDA were both $1.2 million, reflecting all three of our permitted skins now contractually live in Colorado and two of our three skins live in Indiana. Revenues and Adjusted EBITDA were $2.8 million in the prior-year period, reflecting an acceleration of deferred revenue for two agreements that ceased operations in May 2022, when one of the Company’s contracted parties ended its online and retail operations. In December 2022, we entered into a sports wagering agreement to replace such operator in Colorado, which went contractually live in March 2023. We are currently evaluating whether to utilize the remaining skin in Indiana ourselves or to utilize a replacement operator for such skin. However, there is no certainty that we will be able to enter into an agreement with a replacement operator or successfully operate the skin ourselves.

The results of this segment do not yet include income contribution from our agreement for a third party to operate on-site and online sports betting in Illinois. Under such agreement, we will receive a percentage of revenues, as defined in the contract, subject to an annualized minimum of $5 million, with minimal expected expenses. We anticipate the Illinois sports betting operations will begin by August 2023. For details on our Illinois sports wagering agreement with Circa Sports, see Note 6.

Corporate

Corporate expenses were $1.8 million and $2.0 million for the three-month periods ended March 31, 2023 and 2022, respectively. An increase in third-party professional services was offset by a decrease in accrued bonus compensation.

Non-GAAP Financial Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes this measure is (i) a widely used measure of operating performance in the gaming and hospitality industries and (ii) a principal basis for valuation of gaming and hospitality companies. In addition, a version of Adjusted EBITDA (known as Consolidated Cash Flow) is utilized in the covenants within the Credit Facility, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, this measure should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of the Company’s operating performance or liquidity.

The following table presents a reconciliation of net (loss) income and operating (loss) income to Adjusted EBITDA:

(In thousands)	Three Months Ended
	March 31,
	2023	2022
Net (loss) income	$(11,415)	$110
Income tax benefit	(35)	(5,612)
Interest expense, net	4,819	6,399
Loss on modification of debt	—	4,406
Gain on insurance settlement	(355)	—
Operating (loss) income	(6,986)	5,303
Project development costs	7	165
Preopening costs	10,497	786
Depreciation and amortization	5,859	1,792
Loss on disposal of assets	—	8
Stock-based compensation	748	343
Adjusted EBITDA	$10,125	$8,397

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended March 31, 2023
(In thousands)

						Adjusted
						Segment
	Operating	Depreciation	Project		Stock-	EBITDA and
	Income	and	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$(4,666)	$5,256	$—	$10,097	$—	$10,687
West	(916)	572	—	400	—	56
Contracted Sports Wagering	1,161	—	—	—	—	1,161
	(4,421)	5,828	—	10,497	—	11,904
Other operations
Corporate	(2,565)	31	7	—	748	(1,779)
	$(6,986)	$5,859	$7	$10,497	$748	$10,125

Three Months Ended March 31, 2022
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$5,023	$1,272	$7	$—	$786	$—	$7,088
West	21	487	1	—	—	—	509
Contracted Sports Wagering	2,767	—	—	—	—	—	2,767
	7,811	1,759	8	—	786	—	10,364
Other operations
Corporate	(2,508)	33	—	165	—	343	(1,967)
	$5,303	$1,792	$8	$165	$786	$343	$8,397

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended March 31, 2023 and 2022 included facility rents related to: (i) Midwest & South of $0.9 million in 2023 and $0.5 million in 2022, and (ii) West of $0.7 million during each of 2023 and 2022.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2023, we had $142.4 million of cash and equivalents, including $101.6 million of restricted cash dedicated to the completion of Chamonix’s construction. We estimate that approximately $15 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under the Credit Facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations, including construction activities.

Cash flows – operating activities. On a consolidated basis, cash used in operations during the three months ended March 31, 2023 was $7.3 million, compared to cash used in operations of $8.0 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Our operating cash flows decreased in 2023 primarily due to our decrease in income, which includes preopening expenses of $10.1 million incurred for The Temporary (opened in February 2023) and Chamonix.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the three months ended March 31, 2023 was $101.7 million, primarily for a gaming license payment of $50.3 million required to open The Temporary/American Place, as well as capital expenditures for Chamonix and The Temporary/American Place. Cash used in investing activities during the prior-year period was $31.9 million, which primarily related to capital expenditures for Chamonix and The Temporary.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the three months ended March 31, 2023 was $60.2 million, compared to cash provided by financing activities of $94.1 million in the prior-year period. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open The Temporary. In February 2022, we received $102.0 million of gross proceeds from the issuance of additional notes to develop The Temporary.

Other Factors Affecting Liquidity

We have significant outstanding debt and contractual obligations, in addition to planned capital expenditures related to the construction of Chamonix and American Place. Our principal debt matures in February 2028. Certain planned capital expenditures designed to grow the Company, such as the permanent American Place facility, are likely to require additional financing and/or temporarily reduce the Company’s ability to repay debt.

Our operations are subject to financial, economic, competitive, regulatory and other factors, many of which are beyond our control. Such future developments are highly uncertain and cannot be accurately predicted at this time.

Debt

Long-term Debt. At March 31, 2023, we had $450.0 million of principal indebtedness outstanding under the Notes, and $27.0 million outstanding under the Credit Facility. We also owe $2.7 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, we have fixed interest rates on substantially all of our debt. See Note 4 for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we continue to make significant capital investments related to the construction of Chamonix and American Place.

Chamonix. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of Chamonix’s construction (see Note 4). As of December 31, 2022, approximately $134.6 million of cash was reserved under our bond indentures to complete the construction of Chamonix. We expect to invest substantially all of such amount in 2023, with an expected opening of Chamonix in December 2023.

The Temporary / American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under construction, we are operating The Temporary by American Place, which opened in February 2023. During 2023, we expect to invest approximately $70 million into this project, consisting largely of $50 million of upfront gaming license payments remitted in the first quarter of 2023 (see Note 2), the recent completion of The Temporary’s construction, as well as professional fees and limited sitework related to the permanent American Place facility.

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

Hyatt Owner’s Option to Purchase our Leasehold Interest and Related Assets. Our lease with the owner of the Hyatt Lake Tahoe to operate the Grand Lodge Casino contains an option for the lessor to purchase our leasehold interest and related casino operating assets. The lease, which has been extended several times in the past, was recently extended through December 31, 2024. We believe that we have an excellent and synergistic relationship with the lessor and hope to again extend the lease before its expiration, but there is no certainty that this will be the case. See Note 3 for more information.

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

Critical Accounting Estimates and Policies

We describe our critical accounting estimates and policies in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2022. We also discuss our critical accounting estimates and policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the year ended December 31, 2022. There has been no significant change in our estimation methods since the end of 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; the impact of the coronavirus (COVID-19) pandemic; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix and The Temporary/American Place; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including expected revenues and expenses, our expectations regarding our ability to replace our terminated sports wagering contract in Indiana, our ability to operate sports wagering contracts ourselves, and the expected commencement date of our sports wagering contract in Illinois; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; our expectations regarding the potential construction of an additional hotel tower and related amenities at Silver Slipper Casino and Hotel; our expectations regarding our ability to extend the lease at the Grand Lodge Casino; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2022, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of March 31, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

FULL HOUSE RESORTS, INC.

Date: May 9, 2023	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: May 9, 2023	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)