Form 10-Q
period 2023-06-30
FULL HOUSE RESORTS INC
filed 2023-08-09
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, there were 34,577,688 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Casino	$45,359	$29,488	$81,346	$58,572
Food and beverage	8,673	6,933	16,333	13,444
Hotel	2,348	2,407	4,492	4,586
Other operations, including contracted sports wagering	3,002	5,555	7,317	9,204
	59,382	44,383	109,488	85,806
Operating costs and expenses
Casino	16,990	10,106	30,334	19,981
Food and beverage	9,030	6,752	16,485	13,320
Hotel	1,228	1,197	2,447	2,268
Other operations	705	545	1,187	1,007
Selling, general and administrative	21,577	14,184	39,806	29,577
Project development costs	17	17	24	182
Preopening costs	1,086	1,534	11,583	2,320
Depreciation and amortization	8,155	1,834	14,014	3,626
(Gain) loss on disposal of assets	—	(5)	—	3
	58,788	36,164	115,880	72,284
Operating income (loss)	594	8,219	(6,392)	13,522
Other (expense) income
Interest expense, net	(5,633)	(6,988)	(10,452)	(13,387)
Loss on modification of debt	—	(19)	—	(4,425)
Gain on insurance settlement	—	—	355	—
	(5,633)	(7,007)	(10,097)	(17,812)
(Loss) income before income taxes	(5,039)	1,212	(16,489)	(4,290)
Income tax provision (benefit)	561	5,567	526	(45)
Net loss	$(5,600)	$(4,355)	$(17,015)	$(4,245)

Basic loss per share	$(0.16)	$(0.13)	$(0.49)	$(0.12)
Diluted loss per share	$(0.16)	$(0.13)	$(0.49)	$(0.12)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and equivalents	$35,501	$56,589
Restricted cash	78,078	134,587
Accounts receivable, net of reserves of $216 and $249	6,136	4,082
Inventories	1,868	1,479
Prepaid expenses and other	5,928	6,184
	127,511	202,921

Property and equipment, net	410,496	339,057
Operating lease right-of-use assets, net	46,293	15,771
Finance lease right-of-use assets, net	2,979	3,808
Goodwill	21,286	21,286
Other intangible assets, net	61,103	10,869
Deposits and other	1,466	1,617
	$671,134	$595,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,459	$4,602
Construction payable	25,890	30,279
Accrued payroll and related	3,247	3,784
Accrued interest	13,867	12,966
Other accrued liabilities	11,759	9,964
Current portion of operating lease obligations	3,588	2,485
Current portion of finance lease obligation	1,605	1,581
	66,415	65,661

Operating lease obligations, net of current portion	42,902	13,418
Finance lease obligations, net of current portion	3,756	4,727
Long-term debt, net	463,654	401,852
Deferred income taxes, net	1,550	1,024
Contract liabilities, net of current portion	8,524	8,856
	586,801	495,538
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,577,688 and 34,407,654 shares outstanding	4	4
Additional paid-in capital	111,940	110,590
Treasury stock, 724,861 and 894,895 common shares	(884)	(1,091)
Accumulated deficit	(26,727)	(9,712)
	84,333	99,791
	$671,134	$595,329

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2023	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791
Options exercised	—	—	12	(4)	5	—	17
Stock-based compensation	—	—	748	—	—	—	748
Net loss	—	—	—	—	—	(11,415)	(11,415)
Balance, March 31, 2023	35,302	4	111,350	891	(1,086)	(21,127)	89,141
Options exercised and restricted stocks vested	—	—	(65)	(166)	202	—	137
Stock-based compensation	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	(5,600)	(5,600)
Balance, June 30, 2023	35,302	$4	$111,940	725	$(884)	$(26,727)	$84,333

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Retained	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Earnings	Equity
Balance, January 1, 2022	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715
Options exercised and restricted stocks vested	—	—	14	(103)	125	—	139
Stock-based compensation	—	—	343	—	—	—	343
Net income	—	—	—	—	—	110	110
Balance, March 31, 2022	35,302	4	109,268	957	(1,167)	5,202	113,307
Restricted stocks vested	—	—	(47)	(39)	47	—	—
Stock-based compensation	—	—	487	—	—	—	487
Net loss	—	—	—	—	—	(4,355)	(4,355)
Balance, June 30, 2022	35,302	$4	$109,708	918	$(1,120)	$847	$109,439

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,015)	$(4,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,014	3,626
Amortization of debt issuance costs, discounts and premiums	1,291	797
Non-cash change in ROU operating lease assets	1,997	1,648
Stock-based compensation	1,403	830
Loss on disposal of assets	—	3
Gain on insurance settlement	(355)	—
Loss on modification of debt	—	4,425
Other operating activities	773	—
Deferred income taxes	526	(45)
Increases and decreases in operating assets and liabilities:
Accounts receivable	(2,054)	(4,196)
Prepaid expenses, inventories and other	(133)	(1,309)
Operating lease liabilities	(1,933)	(1,747)
Contract liabilities	18	3,238
Accounts payable and other liabilities	3,170	1,163
Net cash provided by operating activities	1,702	4,188
Cash flows from investing activities:
Capital expenditures	(89,309)	(64,061)
Proceeds from insurance settlement related to property damage	355	—
Acquisition of intangible assets	(50,250)	—
Other	—	(965)
Net cash used in investing activities	(139,204)	(65,026)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	40,000	100,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	—	2,000
Payment of debt discount and issuance costs	(6,490)	(7,841)
Borrowings under revolving credit facility	36,000	—
Repayment of revolving credit facility borrowings	(9,000)	—
Repayment of finance lease obligations	(759)	(254)
Proceeds from exercise of stock options	154	139
Other	—	(108)
Net cash provided by financing activities	59,905	93,936

Net (decrease) increase in cash, cash equivalents and restricted cash	(77,597)	33,098
Cash, cash equivalents and restricted cash, beginning of period	191,176	265,293
Cash, cash equivalents and restricted cash, end of period	$113,579	$298,391

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$10,721	$13,745

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts payable related capital expenditures	$25,949	$12,089
Right-of-use assets obtained in exchange for operating lease liabilities	30,178	264
Right-of-use asset and liability remeasurements:
Operating leases	2,341	—
Financing leases	(207)	—

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

Starting in the first quarter of 2023, the Company updated its reportable segments to Midwest & South, West, and Contracted Sports Wagering. This change reflects a realignment within the Company as a result of our continued growth. See Note 9 for additional information about the Company’s segments.

The following table presents selected information concerning our segments:

Segments and Properties	Locations
Midwest & South
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (scheduled to open December 26, 2023)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”), one of which is currently idle	Indiana
One sports wagering website (“skin”), commencing in August 2023	Illinois

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

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables, are typically non-interest bearing, and are carried net of an appropriate reserve to approximate fair value. Reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received. Management believes that, as of June 30, 2023, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

In March 2023, Rising Star sold its available “free play” for $2.1 million. We received all of such amount in July 2023. Because Indiana has a progressive gaming tax system and Rising Star is one of the smaller casinos in the state, the property has consistently sold its ability to deduct “free play” in computing gaming taxes to operators in higher tax tiers. It sold such “free play” in the second quarter of 2022 for a similar amount.

Other Intangible Assets. In March 2023, the Company paid $50.3 million to the Illinois Gaming Board (“IGB”) for required gaming license fees to operate The Temporary, and upon its opening, American Place. Management has deemed the gaming license in Illinois as having an indefinite economic life, as such license is eligible for renewal every four years if all regulatory requirements are met. There may be an additional one-time reconciliation fee, depending on interim gaming revenues, which is calculated three years after commencing operations and can be paid over a six-year period. See Note 6 for details.

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its casino revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points for various loyalty program benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.7 million for each of June 30, 2023 and December 31, 2022, and these amounts are included in “other accrued liabilities” on the consolidated balance sheets.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at The Temporary/American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time “market access” fees, which are recorded as long-term liabilities and then recognized as revenue ratably over the initial contract terms (or as accelerated due to early termination), beginning with the commencement of operations.

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

Illinois. In May 2022, the Company signed a Sports Agreement for its sole Illinois sports skin and received an upfront fee of $5.0 million, which was capitalized and will be amortized over the eight-year term of the agreement. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year. Revenue payments under the agreement are due to begin in August 2023.

In addition to the “market access” fees, deferred revenue includes quarterly and annual prepayments of contracted revenue, as required in three of the Sports Agreements. As of June 30, 2023, $1.3 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		June 30,	December 31,
	Balance Sheet Location	2023	2022
Deferred revenue, current	Other accrued liabilities	$2,000	$1,651
Deferred revenue, net of current portion	Contract liabilities, net of current portion	8,524	8,856
		$10,524	$10,507

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

Income Taxes. For interim income tax reporting for the three and six months ended June 30, 2023, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Preopening costs. Preopening costs are related to the preopening phases of new ventures, in accordance with accounting standards regarding start-up activities, and are expensed as incurred. These costs consist of payroll, advertising, outside services, organizational costs and other expenses directly related to both the Chamonix and The Temporary/American Place developments.

Debt Issuance Costs and Debt Discounts/Premiums. Debt issuance costs and debt discounts/premiums incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, and are amortized/accreted over the contractual term of the debt to interest expense, using the straight-line method, which approximates the effective interest method. When its existing debt agreements are determined to have been modified, the Company amortizes/accretes such costs to interest expense using the effective interest method over the terms of the modified debt agreement.

Recently Issued Accounting Pronouncements Not Yet Adopted. The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment and operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining lease terms, including extensions, range from one month to approximately 99 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and The Temporary/American Place do include contingent rent, as further discussed below.

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

Silver Slipper Casino Land Lease through April 2058 and Option to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rents of 3% of gross gaming revenue (as defined in the lease) in excess of $3.65 million per month.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At June 30, 2023, such potential purchase price was $2.5 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended		Six Months Ended
	Classification within	June 30,		June 30,
Lease Costs	Statement of Operations	2023	2022	2023	2022
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$2,170	$1,172	$3,962	$2,337
Short-term payments	Selling, General and Administrative Expenses	—	33	22	70
Variable payments	Selling, General and Administrative Expenses	349	352	654	738
Finance leases:
Amortization of leased assets	Depreciation and Amortization	348	39	701	78
Interest on lease liabilities	Interest Expense, Net	109	35	220	72
Total lease costs		$2,976	$1,631	$5,559	$3,295

Leases recorded on the balance sheet consist of the following:

(In thousands)
		June 30,	December 31,
Leases	Balance Sheet Classification	2023	2022
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$46,293	$15,771
Finance lease assets	Property and Equipment, Net(1)	4,487	4,566
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	2,979	3,808
Total lease assets		$53,759	$24,145

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$3,588	$2,485
Finance	Current Portion of Finance Lease Obligation	1,605	1,581
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	42,902	13,418
Finance	Finance Lease Obligation, Net of Current Portion	3,756	4,727
Total lease liabilities		$51,851	$22,211

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $3.2 million for each of June 30, 2023 and December 31, 2022.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities as of June 30, 2023 are summarized as follows:

(In thousands)
	Operating	Financing
Years Ending December 31,	Leases	Leases
2023 (excluding the six months ended June 30, 2023)	$3,848	$979
2024	7,735	1,957
2025	5,722	1,939
2026	4,864	652
2027	4,515	489
Thereafter	316,582	—
Total future minimum lease payments	343,266	6,016
Less: Amount representing interest	(296,776)	(655)
Present value of lease liabilities	46,490	5,361
Less: Current lease obligations	(3,588)	(1,605)
Long-term lease obligations	$42,902	$3,756

Other information related to lease term and discount rate is as follows:

	June 30,		December 31,
Lease Term and Discount Rate	2023		2022
Weighted-average remaining lease term
Operating leases	66.3	years	23.2	years
Finance lease	3.3	years	3.7	years
Weighted-average discount rate
Operating leases	10.89%		9.73%
Finance leases	7.74%		7.08%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Six Months Ended
	June 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$3,898	$2,436
Operating cash flows for finance leases	$220	$72
Financing cash flows for finance leases	$759	$254

4. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	June 30,	December 31,
	2023	2022
Revolving Credit Facility due 2026	$27,000	$—
8.25% Senior Secured Notes due 2028	450,000	410,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(13,346)	(8,148)
	$463,654	$401,852

Senior Secured Notes due 2028. On February 12, 2021, the Company issued $310.0 million aggregate principal amount of 8.25% Senior Secured Notes due 2028 (the “2028 Notes”) to refinance all of its prior notes and repurchase all of its outstanding warrants. Additionally, $180 million of bond proceeds were initially placed into a construction reserve account to fund the construction of Chamonix, which was later increased to $221 million in January 2022 to reflect an expansion of the project.

On February 7, 2022, the Company closed a private offering for an additional $100.0 million of Senior Secured Notes due 2028, which sold at a price of 102.0% of such principal amount. Proceeds from this sale were used: (i) to develop, equip and open The Temporary, which the Company intends to operate while it designs and constructs its permanent American Place facility, (ii) to pay the transaction fees and expenses of such offer and sale, and (iii) for general corporate purposes. The additional notes from this sale were issued pursuant to the indenture, dated as of February 12, 2021 (the “Original Indenture”), to which the Company issued the $310.0 million of 2028 Notes described above. In connection with the issuance of the additional notes in February 2022, the Company and the subsidiary guarantors party to the Original Indenture also entered into three Supplemental Indentures with Wilmington Trust, National Association, as trustee.

On February 21, 2023, the Company issued an additional $40.0 million of senior secured notes (the “Additional Notes”), thereby increasing the outstanding borrowing under the 2028 Notes to $450.0 million (collectively, the “Notes”). Related to the issuance of the Additional Notes, the Company further amended the indenture governing the Notes (collectively, the “Amended Indenture”) and amended its revolving credit facility. Proceeds from the offering of the Additional Notes, net of related expenses and discounts, were approximately $34 million and were used: (i) to open The Temporary, including the payment of related Illinois gaming license fees in March 2023, and (ii) for general corporate purposes. The Additional Notes are essentially identical to the 2028 Notes, as they are treated as a single series of senior secured debt securities with the 2028 Notes and also as a single class for all purposes under the Amended Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

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

The Notes contain representations and warranties, covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets (unless such net proceeds are reinvested in the business), upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix.

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

On February 21, 2023, the Company entered into a Second Amendment to Credit Agreement with Capital One, which, among other things, increased the amount of additional indebtedness permitted under the Company’s Credit Agreement from $25.0 million to $40.0 million (collectively, the “Credit Facility”). Such amendment permitted the issuance of the Additional Notes, as described above.

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. As of June 30, 2023, the Company was in compliance with this financial covenant and $27.0 million of borrowings remain outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $421.6 million for June 30, 2023 and $360.6 million for December 31, 2022, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

5. INCOME TAXES

The Company’s effective income tax rates for the three and six months ended June 30, 2023 were (11.1%) and (3.2%), respectively, compared to effective income tax rates of 459.3% and 1.0% for the corresponding prior-year periods. The changes in the effective income tax rates were primarily due to the Company’s projections for pre-tax book income in 2023, the effects of tax amortization on indefinite-lived intangibles in 2023 and valuation allowances. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. As of June 30, 2023, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside.

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is party to a number of pending legal proceedings related to matters that occurred in the normal course of business. Management does not expect that the outcome of any such proceedings, either individually or in the aggregate, will have a material effect on the Company’s financial position, results of operations and cash flows.

Contracted Sports Wagering in Illinois

In May 2022, the Company entered into an agreement with an affiliate of Circa Sports to jointly develop and manage on-site sportsbooks at both The Temporary and American Place casinos in Illinois. In addition to the on-site sportsbook, Circa Sports will utilize the Company’s expected mobile sports skin to conduct Internet sports wagering throughout Illinois. In exchange for such rights, the Company received a non-refundable market access fee of $5 million in May 2022, which was recorded as a long-term liability under deferred revenues. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5 million per year, once Circa Sports launches operations in Illinois. Such launch is contingent upon receipt of customary regulatory approvals. Under the agreement, the Company will begin to receive revenue payments for its Illinois sports skin in August 2023, irrespective of whether its sports wagering operations have begun. The term of the agreement is for eight years, followed by two four-year extension opportunities at the option of Circa Sports.

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

7. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted loss per share of common stock:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss ─ basic	$(5,600)	$(4,355)	$(17,015)	$(4,245)
Net loss ─ diluted	$(5,600)	$(4,355)	$(17,015)	$(4,245)

Denominator:
Weighted-average common shares ─ basic	34,496	34,364	34,453	34,313
Potential dilution from share-based awards	—	52	—	45
Weighted-average common and common share equivalents ─ diluted	34,496	34,416	34,453	34,358
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	4,079	3,477	3,962	1,944

8. SHARE-BASED COMPENSATION

Performance-Based Shares. In January 2023, the Company issued a total of 40,541 performance-based shares to the Company’s CEO under the terms of his employment agreement. In the second quarter of 2023, an additional total of 79,815 performance-based shares were issued to four other Company executives. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2023, December 31, 2024, and December 31, 2025. For the 2023 period, one-sixth of such performance-based shares will vest on the anniversary date of the award if the Company’s annual Adjusted EBITDA for 2023 reflects at least 10% per annum growth since 2020, and one-sixth of such performance-based shares will vest on the anniversary date if the Company’s annual Free Cash Flow Per Share for 2023 reflects at least 12% per annum growth since 2020. Vesting of the performance-based shares is similar for the 2024 and 2025 periods.

In April 2023, the Compensation Committee approved the satisfaction of certain performance criteria related to our operations in 2022. Such performance measures involved multi-year growth rates for EBITDA and free cash flow per share. As a result, a total of 73,885 shares were approved to vest upon the later of (a) such approval by the Compensation Committee or (b) the anniversary date of their grant. During the second quarter of 2023, a total of 64,223 shares vested, with the remainder expected to vest in the following quarter.

Restricted Stock Awards. On May 18, 2023, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 70,945 restricted shares under the 2015 Plan with a one-year vesting period.

As of June 30, 2023, the Company had 671,041 share-based awards authorized by shareholders and available for grant from the Company’s 2015 Equity Incentive Plan.

The following table summarizes information related to the Company’s common stock options as of June 30, 2023:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2023	3,503,235	$2.80
Granted	350,754	7.40
Exercised	(53,962)	1.38
Canceled/Forfeited	(20,000)	6.88
Expired	(20,000)	3.22
Options outstanding at June 30, 2023	3,760,027	$3.22
Options exercisable at June 30, 2023	3,039,335	$2.23

Components of compensation expense are as follows:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Compensation Expense	2023	2022	2023	2022
Stock options	$372	$302	$702	$520
Restricted and performance-based shares	283	185	701	310
	$655	$487	$1,403	$830

As of June 30, 2023, there was approximately $2.9 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.2 years. As of such date, there was also $2.0 million of unrecognized compensation cost related to unvested restricted and performance-based shares, which is expected to be recognized over a weighted-average period of 1.4 years.

9. SEGMENT REPORTING AND DISAGGREGATED REVENUE

The Company manages its reporting segments based on geographic regions within the United States and type of income. Starting in the first quarter of 2023, the Company changed its reportable segments to Midwest & South, West, and Contracted Sports Wagering. This change reflects a realignment within the Company as a result of its continued growth. The Company’s management views the regions where each of its casino resorts are located as reportable segments, in addition to its contracted sports wagering segment. Reportable segments are aggregated based on geography, economic characteristics, types of customers, types of services and products provided, the regulatory environments in which they operate, and their management and reporting structure.

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

As a result of the change in reportable segments described above, the Company has recast previously-reported segment information to conform to the current presentation in the following tables:

(In thousands)	Three Months Ended June 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$38,281	$7,078	$—	$45,359
Food and beverage	7,894	779	—	8,673
Hotel	2,229	119	—	2,348
Other operations, including contracted sports wagering	1,507	113	1,382	3,002
	$49,911	$8,089	$1,382	$59,382

Adjusted Segment EBITDA	$9,391	$177	$1,361	$10,929
Other operating costs and expenses:
Depreciation and amortization				(8,155)
Corporate expenses				(422)
Project development costs				(17)
Preopening costs				(1,086)
Stock-based compensation				(655)
Operating income				594
Other expense:
Interest expense, net				(5,633)
				(5,633)
Loss before income taxes				(5,039)
Income tax provision				561
Net loss				$(5,600)

(In thousands)	Three Months Ended June 30, 2022
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$21,197	$8,291	$—	$29,488
Food and beverage	6,236	697	—	6,933
Hotel	2,262	145	—	2,407
Other operations, including contracted sports wagering	3,241	145	2,169	5,555
	$32,936	$9,278	$2,169	$44,383

Adjusted Segment EBITDA	$9,149	$1,684	$2,196	$13,029
Other operating costs and expenses:
Depreciation and amortization				(1,834)
Corporate expenses				(943)
Project development costs				(17)
Preopening costs				(1,534)
Gain on disposal of assets				5
Stock-based compensation				(487)
Operating income				8,219
Other expenses:
Interest expense, net				(6,988)
Loss on modification of debt				(19)
Income before income taxes				1,212
Income tax provision				5,567
Net loss				$(4,355)

(In thousands)	Six Months Ended June 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$67,133	$14,213	$—	$81,346
Food and beverage	14,791	1,542	—	16,333
Hotel	4,269	223	—	4,492
Other operations, including contracted sports wagering	4,520	235	2,562	7,317
	$90,713	$16,213	$2,562	$109,488

Adjusted Segment EBITDA	$20,077	$234	$2,522	$22,833
Other operating costs and expenses:
Depreciation and amortization				(14,014)
Corporate expenses				(2,201)
Project development costs				(24)
Preopening costs				(11,583)
Stock-based compensation				(1,403)
Operating loss				(6,392)
Other (expense) income:
Interest expense, net				(10,452)
Gain on insurance settlement				355
				(10,097)
Loss before income taxes				(16,489)
Income tax provision				526
Net loss				$(17,015)

(In thousands)	Six Months Ended June 30, 2022
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$42,595	$15,977	$—	$58,572
Food and beverage	12,048	1,396	—	13,444
Hotel	4,305	281	—	4,586
Other operations, including contracted sports wagering	3,934	270	5,000	9,204
	$62,882	$17,924	$5,000	$85,806

Adjusted Segment EBITDA	$16,239	$2,191	$4,964	$23,394
Other operating costs and expenses:
Depreciation and amortization				(3,626)
Corporate expenses				(2,911)
Project development costs				(182)
Preopening costs				(2,320)
Loss on disposal of assets				(3)
Stock-based compensation				(830)
Operating income				13,522
Other expenses:
Interest expense, net				(13,387)
Loss on modification of debt				(4,425)
				(17,812)
Loss before income taxes				(4,290)
Income tax benefit				(45)
Net loss				$(4,245)

(In thousands)	June 30,	December 31,
	2023	2022
Total Assets
Midwest & South	$297,499	$194,033
West	352,554	351,069
Contracted Sports Wagering	1,658	1,658
Corporate and Other	19,423	48,569
	$671,134	$595,329

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

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Midwest & South
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (scheduled to open December 26, 2023)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”)	Colorado
Three sports wagering websites (“skins”), one of which is currently idle	Indiana
One sports wagering website (“skin”), commencing in August 2023	Illinois

We manage our casinos based primarily on geographic regions within the United States and type of income. Starting in the first quarter of 2023, we updated our reportable segments to Midwest & South, West, and Contracted Sports Wagering, reflecting a realignment within the Company as a result of our continued growth.

Our financial results are dependent upon the number of patrons that we attract to our properties and the amounts those guests spend per visit. While we provide credit at some of our casinos if permitted by local gaming regulations, most of our customers wager with cash or pay for non-gaming services with cash or credit cards. Our gaming revenues are primarily derived from slot machines, but also include table games, keno, and sports betting. In addition, we receive a significant amount of revenue from our hotels and our food and beverage outlets. We also derive revenues from our golf course at Rising Star, our recreational vehicle parks (“RV parks”) as owned at Rising Star and managed at Silver Slipper, our ferry service at Rising Star, and retail outlets and entertainment. We often provide hotel rooms, food and beverages, entertainment, ferry usage, and golf privileges to casino customers on a complimentary basis; the value of such services is included as revenue in those categories, offset by contra-revenue in the casino revenue category. As a result, the casino revenues in our financial statements reflect patron gaming wins and losses, reduced by the retail value of complimentary services, the value of free play provided to customers, the value of points earned by casino customers that can be redeemed for services or free play, and adjustments for certain progressive jackpots offered by the Company.

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

Recent Developments

The Temporary / American Place. In February 2023, we opened The Temporary by American Place, a temporary facility in Waukegan, Illinois, that we will operate while we design and construct the larger, permanent American Place facility. The Temporary currently includes approximately 940 slot machines, 48 table games, two restaurants, and a center bar. We expect to open a fine-dining restaurant and a sportsbook later this year. The permanent American Place facility is expected to include a world-class casino with a state-of-the-art sportsbook; a premium boutique hotel comprised of 20 luxurious villas; a 1,500-seat live entertainment venue; and various food and beverage outlets. To accommodate operations for The Temporary, as well as construction of the permanent American Place facility, we entered into a 99-year ground lease and purchase option with the City of Waukegan. For more information, see Note 3.

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

Sports Wagering in Illinois. In May 2022, we signed a retail and mobile sports wagering contract for Illinois. Upon signing the agreement, we received an upfront fee of $5 million, which was capitalized and will be amortized over the eight-year term of the agreement upon commencement. We will receive a percentage of revenues (as defined), subject to an annual minimum of $5 million. Under the agreement, the Company will begin to receive revenue payments for its Illinois sports skin in August 2023, irrespective of whether its sports wagering operations have begun. For more information, see Note 6.

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

Also in February 2023, we entered into a Second Amendment to our Credit Agreement with Capital One (the “Credit Facility”), which, among other things, increased the amount of additional indebtedness permitted under the Credit Facility, thereby allowing for the issuance of the Additional Notes. For more information, see Note 4.

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

Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA:

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Increase /	June 30,		Increase /
	2023	2022	(Decrease)	2023	2022	(Decrease)
Revenues	$59,382	$44,383	33.8%	$109,488	$85,806	27.6%
Operating expenses	58,788	36,164	62.6%	115,880	72,284	60.3%
Operating income (loss)	594	8,219	(92.8)%	(6,392)	13,522	(147.3)%
Interest and other non-operating expenses, net	5,633	7,007	(19.6)%	10,097	17,812	(43.3)%
Income tax provision (benefit)	561	5,567	(89.9)%	526	(45)	1,268.9%
Net loss	$(5,600)	$(4,355)	28.6%	$(17,015)	$(4,245)	300.8%

	Three Months Ended			Six Months Ended
(In thousands)	June 30,		Increase /	June 30,		Increase /
	2023	2022	(Decrease)	2023	2022	(Decrease)
Casino revenues
Slots	$38,022	$25,838	47.2%	$69,549	$51,365	35.4%
Table games	7,247	3,534	105.1%	11,599	6,810	70.3%
Other	90	116	(22.4)%	198	397	(50.1)%
	45,359	29,488	53.8%	81,346	58,572	38.9%

Non-casino revenues, net
Food and beverage	8,673	6,933	25.1%	16,333	13,444	21.5%
Hotel	2,348	2,407	(2.5)%	4,492	4,586	(2.0)%
Other	3,002	5,555	(46.0)%	7,317	9,204	(20.5)%
	14,023	14,895	(5.9)%	28,142	27,234	3.3%
Total revenues	$59,382	$44,383	33.8%	$109,488	$85,806	27.6%

	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
(In thousands)	2023	2022	(Decrease)		2023	2022	(Decrease)

Slot coin-in	$643,965	$470,735	36.8%		$1,184,199	$932,903	26.9%
Slot win(1)	$46,889	$35,241	33.1%		$87,985	$69,476	26.6%
Slot hold percentage(2)	7.3%	7.5%	(0.2)	pts	7.4%	7.4%	—	pts
Table game drop	$39,335	$18,509	112.5%		$65,290	$34,090	91.5%
Table game win(1)	$7,273	$3,573	103.6%		$11,605	$6,877	68.8%
Table game hold percentage(2)	18.5%	19.3%	(0.8)	pts	17.8%	20.2%	(2.4)	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 for more information on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.1%, respectively. As a significant portion of our results in the recent and prospective quarters reflect a new property, and the win percentages at that new property may be different from the other casinos in our portfolio, consolidated win percentages in the future may differ from those in the past.

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2023 and 2022.

Revenues. Consolidated total revenues increased by 33.8% (or $15.0 million) and 27.6% (or $23.7 million) for the respective three and six months ended June 30, 2023. These increases reflect the February 2023 opening of The Temporary, which contributed approximately $20.3 million and $30.7 million, respectively. Lower volumes in both periods at the Company’s other properties contributed to gaming revenue declines of $3.1 million and $6.0 million, respectively. For non-gaming revenue, a timing difference for the $2.1 million sale of “free play” at Rising Star offset the $1.7 million increase in food and beverage revenues for the three months ended June 30, 2023, as this free play sale was completed in the second quarter of 2022 versus the first quarter of 2023. For the six months ended June 30, 2023, non-gaming revenues were adversely affected by Contracted Sports Wagering, as the prior-year period included an acceleration of deferred revenue for two agreements that ceased operations in May 2022 (see Note 2).

For more information, see “Supplemental Information – Same-store Operating Results.”

Operating Expenses. Consolidated operating expenses increased by 62.6% (or $22.6 million) and 60.3% (or $43.6 million) for the three and six months ended June 30, 2023, respectively. These increases were primarily due to the commencement of operations at The Temporary, including $6.9 million in selling, general and administrative costs and $6.3 million in depreciation and amortization for the three months ended June 30, 2023. For the six months ended June 30, 2023, The Temporary contributed to increases in operating expenses, including $9.1 million in selling, general and administrative costs, $10.3 million in depreciation and amortization, and $10.1 million of preopening costs. Operating expenses also included $1.1 million and $1.5 million of preopening costs for the respective three and six months ended June 30, 2023, related to the construction and development of Chamonix (scheduled to open on December 26, 2023).

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,062	$8,660	$19,082	$16,051
Amortization of debt issuance costs and discounts/premiums	744	411	1,291	797
Capitalized interest	(4,097)	(2,083)	(7,569)	(3,461)
Interest income and other	(1,076)	—	(2,352)	—
	$5,633	$6,988	$10,452	$13,387

The net decreases in interest expense for three and six months ended June 30, 2023 were primarily due to increases in capitalized interest related to construction of The Temporary and Chamonix, as well as income earned from our cash balances.

Other Non-Operating Expenses, Net

We had no other non-operating expense for the three months ended June 30, 2023. However, for the six months ended June 30, 2023, we had $0.4 million of other non-operating income, consisting of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020. For three and six months ended June 30, 2022, we had $19,000 and $4.4 million of other non-operating expenses, consisting of debt modification costs related to our notes offering in February 2022.

Income Tax Expense. We recognized income tax provisions of $561,000 and $526,000 for the respective three and six months ended June 30, 2023, which resulted in effective income tax rates of (11.1%) and (3.2%), respectively. For the three and six months ended June 30, 2022, we recognized a respective income tax provision of $5.6 million and an income tax benefit of $45,000, which resulted in effective income tax rates of 459.3% and 1.0%, respectively. The changes in the effective income tax rates were primarily due to our projections for pre-tax book income in 2023, the effects of tax amortization on indefinite-lived intangibles in 2023 and valuation allowances.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2023 results, as we have incurred losses in prior periods and anticipate an overall taxable loss for the period. We continue to evaluate the ability to realize our deferred tax assets and need for a valuation allowance on a quarterly basis. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2023	2022	(Decrease)		2023	2022	(Decrease)
Revenues
Midwest & South	$49,911	$32,936	51.5%		$90,713	$62,882	44.3%
West	8,089	9,278	(12.8)%		16,213	17,924	(9.5)%
Contracted Sports Wagering	1,382	2,169	(36.3)%		2,562	5,000	(48.8)%
	$59,382	$44,383	33.8%		$109,488	$85,806	27.6%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$9,391	$9,149	2.6%		$20,077	$16,239	23.6%
West	177	1,684	(89.5)%		234	2,191	(89.3)%
Contracted Sports Wagering	1,361	2,196	(38.0)%		2,522	4,964	(49.2)%
Adjusted Segment EBITDA	10,929	13,029	(16.1)%		22,833	23,394	(2.4)%
Corporate	(422)	(943)	(55.2)%		(2,201)	(2,911)	(24.4)%
Adjusted EBITDA	$10,507	$12,086	(13.1)%		$20,632	$20,483	0.7%

Adjusted Segment EBITDA Margin
Midwest & South	18.8%	27.8%	(9.0)	pts	22.1%	25.8%	(3.7)	pts
West	2.2%	18.2%	(16.0)	pts	1.4%	12.2%	(10.8)	pts
Contracted Sports Wagering	98.5%	101.2%	(2.7)	pts	98.4%	99.3%	(0.9)	pts

Supplemental Information – Same-store Operating Results

The following table presents the financial results of Midwest & South Operations on a same-store basis for the three and six months ended June 30, 2023 and 2022 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of The Temporary by American Place for periods subsequent to its commencement of operations.

(In thousands)	Three Months Ended				Six Months Ended
	June 30,		Increase /		June 30,		Increase /
	2023	2022	(Decrease)		2023	2022	(Decrease)
Midwest & South same-store total revenues(1)	$29,584	$32,936	(10.2)%		$59,966	$62,882	(4.6)%
The Temporary by American Place	20,327	—	N.M.		30,747	—	N.M.
Midwest & South total revenues	$49,911	$32,936	51.5%		$90,713	$62,882	44.3%

Midwest & South same-store Adjusted Segment EBITDA(1)	$5,258	$9,149	(42.5)%		$12,372	$16,239	(23.8)%
The Temporary by American Place	4,133	—	N.M.		7,705	—	N.M.
Midwest & South Adjusted Segment EBITDA	$9,391	$9,149	2.6%		$20,077	$16,239	23.6%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	17.8%	27.8%	(10.0)	pts	20.6%	25.8%	(5.2)	pts
The Temporary by American Place	20.3%	—%	20.3	pts	25.1%	—%	25.1	pts
Midwest & South Adjusted Segment EBITDA margin	18.8%	27.8%	(9.0)	pts	22.1%	25.8%	(3.7)	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from The Temporary by American Place, which opened on February 17, 2023.

Midwest & South

Our Midwest & South segment includes Silver Slipper Casino and Hotel, Rising Star Casino Resort and The Temporary by American Place, which opened in Waukegan, Illinois, in February 2023. Total revenues for the respective three and six months ended June 30, 2023 increased by 51.5% (or $17.0 million) and 44.3% (or $27.8 million), primarily due to the addition of The Temporary and its casino operations. Excluding results from The Temporary, same-store revenues declined by 10.2% (or $3.4 million) and 4.6% (or $2.9 million) for the respective three and six months ended June 30, 2023, primarily due to lower casino revenue for both periods and the $2.1 million sale of “free play” at Rising Star that was outside of the current quarter, as further discussed below.

Casino revenue increased by 80.6% (or $17.1 million) and 57.6% (or $24.5 million) for the respective three and six months ended June 30, 2023, with the opening of The Temporary more than offsetting casino revenue declines at Silver Slipper and Rising Star. For the three months ended June 30, 2023, slot revenue for the segment increased by 71.2% (or $13.2 million) and table games revenue increased by 155.3% (or $3.9 million). For the six months ended June 30, 2023, slot revenue for the segment increased by 53.6% (or $20.0 million) and table games revenue increased by 96.5% (or $4.8 million). Excluding results from The Temporary, same-store casino revenue declined by 9.1% (or $1.9 million) and 9.8% (or $4.2 million) for the respective three and six months ended June 30, 2023, primarily due to lower slot and table games hold percentages at Silver Slipper versus the prior-year periods. To a lesser extent, same-store slot revenue for both periods was adversely impacted by lower slot volumes at Rising Star versus the prior-year periods, most likely due to the opening of a new, competing racetrack casino in September 2022 in Northern Kentucky.

Non-casino revenue declined slightly by 0.9% (or $0.1 million) during the quarter. This decline in the second quarter of 2023 reflects a timing difference for the $2.1 million sale of “free play” at Rising Star, as it was sold in the first quarter of this year versus the second quarter of 2022 (see Note 2). Food and beverage and other non-casino operations for the segment nearly helped to offset the decline during the quarter. Hotel revenues for the segment remained relatively flat for both the three and six months ended June 30, 2023, as The Temporary does not have hotel operations. For the six months ended June 30, 2023, non-casino revenue increased by 16.2% (or $3.3 million), primarily due to increases in food and beverage revenues of $2.7 million, including contributions of $1.4 million from The Temporary.

Adjusted Segment EBITDA increased by 2.6% (or $0.2 million) and 23.6% (or $3.8 million) for the respective three and six months ended June 30, 2023. These increases reflect the opening of The Temporary, which generated $4.1 million and $7.7 million of Adjusted Property EBITDA, offsetting same-store Adjusted Segment EBITDA declines of approximately $3.9 million each for the respective three and six months ended June 30, 2023. Same-store operations were affected by declines in casino revenues; higher operating costs, such as property insurance costs at Silver Slipper; and, for the three-month period, the timing difference for the sale of Rising Star’s free play.

Of note, The Temporary is not yet operating at full capacity. Various factors, including regulatory processes, resulted in the casino operating with certain restrictions for the first quarter and a portion of the second quarter. These restrictions included limitations on operating hours for the table games department, operating hours for the remainder of the casino, and maximum wagers for table games. Additionally, the property has continued to overcome staffing constraints by hiring and training new employees, including casino dealers. As new dealers are hired and trained, the Company expects to operate all of its 50 permitted table games at peak periods, whereas it currently operates approximately 30 table games on a typical weekend evening. The shortage of dealers also affects the number of tables that we operate in non-peak periods. Similarly, due to staffing constraints, The Temporary operated only one of its major restaurants in the first quarter, followed by a second restaurant that opened in April. The operating hours of both restaurants are expanding gradually, in response to customer demand and in accordance with the hiring of additional employees. A third restaurant, as well as an on-site sportsbook, are expected to open in the second half of the year.

West

Our West segment includes Grand Lodge Casino, Stockman’s Casino, Bronco Billy’s Casino and Hotel and, upon its expected opening in December 2023, will include Chamonix Casino Hotel. The market in Cripple Creek is seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge Casino is located near several major ski resorts. While we typically benefit from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can result in challenging driving conditions or the closure of roads leading to Grand Lodge.

Total revenues decreased by 12.8% (or $1.2 million) and 9.5% (or $1.7 million) for the respective three and six months ended June 30, 2023, primarily due to planned business disruptions to accommodate the construction of Chamonix. These significant construction disruptions include temporarily-reduced gaming and restaurant capacity, as well as the temporary absence of all on-site hotel rooms and on-site self-parking. To alleviate the lack of on-site parking, Bronco Billy’s currently offers, and incurs the cost of offering, complimentary valet parking, as well as a free shuttle service to an off-site parking lot.

Casino revenue decreased by 14.6% (or $1.2 million) and 11.0% (or $1.8 million) for the respective three and six months ended June 30, 2023, largely due to the construction disruptions mentioned above. Slot revenue declined by 14.4% (or $1.0 million) and 12.6% (or $1.8 million), while table games revenue declined by 17.5% (or $0.2 million) and remained flat at $1.8 million for the respective three and six months ended June 30, 2023. Declines in gaming volumes during both periods were also impacted by adverse weather in Nevada, especially at Grand Lodge, where extremely heavy snowfall in February and March 2023 created challenging driving conditions and trip cancellations to our property. During the second quarter of 2023, lingering snowfall near Lake Tahoe delayed the return of seasonal residents to Incline Village, which also adversely affected Grand Lodge’s results.

Non-casino revenue was relatively flat for the three and six months ended June 30, 2023. Food and beverage revenues increased by 11.9% (or $0.1 million) and 10.5% (or $0.1 million) for the respective three and six months ended June 30, 2023, which offset declines in hotel revenues for both periods, primarily for the reasons noted above at Bronco Billy’s.

Adjusted Segment EBITDA decreased to $0.2 million each for the three and six months ended June 30, 2023. The decreases for both periods were due to disruptions from the construction of Chamonix described above, including additional operating expenses related to the operation of our new valet and parking shuttle service. The casino has also maintained much of its payroll, despite reduced activity levels, anticipating the need for the larger workforce required to open and operate Chamonix. Declines were also due to continued adverse weather at Grand Lodge.

In addition to construction disruption due to our neighboring Chamonix project, we are currently undergoing a modest refurbishment of a portion of Bronco Billy’s, which began in May 2022. While Bronco Billy’s casino refurbishment was completed in December 2022, the restaurant refurbishment will continue to impact the property until its anticipated completion in December 2023. When Chamonix opens, Bronco Billy’s will share the on-site parking garage, valet and surface parking capacity of the new casino, and also benefit from Chamonix’s adjoining 300-guestroom hotel.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and, upon commencement, Illinois.

For the three months ended June 30, 2023, revenues and Adjusted Segment EBITDA were both $1.4 million, a decrease from $2.2 million in the prior-year period. For the six months ended June 30, 2023, revenues were $2.6 million and Adjusted Segment EBITDA was $2.5 million, a decrease from the respective $5.0 million each in the prior-year period. These results reflect all three of our permitted skins now contractually live in Colorado and two of our three skins live in Indiana, while the prior-year periods include accelerated revenue recognition for two agreements that ceased operations in May 2022 as one of the Company’s contracted parties ended its online and retail operations. In December 2022, we entered into a sports wagering agreement to replace such operator in Colorado, which went contractually live in March 2023. We are currently evaluating whether to utilize the remaining skin in Indiana ourselves or to utilize a replacement operator for such skin. However, there is no certainty that we will be able to enter into an agreement with a replacement operator or successfully operate the skin ourselves.

The results of this segment do not yet include income contribution from our agreement for a third party to operate on-site and online sports betting in Illinois. Under such agreement, we will receive a percentage of revenues, as defined in the contract, subject to an annualized minimum of $5 million, with minimal expected expenses. Under the agreement, the Company will begin to receive revenue payments for its Illinois sports skin in August 2023, irrespective of whether its sports wagering operations have begun. For details on our Illinois sports wagering agreement with Circa Sports, see Note 6.

Corporate

Corporate expenses for the respective three and six months ended June 30, 2023 declined by 55.2% (or $0.5 million) and 24.4% (or $0.7 million), with increases in third-party professional services more than offset by decreases in accrued bonus compensation. Corporate expenses were $0.4 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, corporate expenses were $2.2 million and $2.9 million, respectively.

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

The following table presents a reconciliation of net loss and operating income (loss) to Adjusted EBITDA:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(5,600)	$(4,355)	$(17,015)	$(4,245)
Income tax provision (benefit)	561	5,567	526	(45)
Interest expense, net	5,633	6,988	10,452	13,387
Loss on modification of debt	—	19	—	4,425
Gain on insurance settlement	—	—	(355)	—
Operating income (loss)	594	8,219	(6,392)	13,522
Project development costs	17	17	24	182
Preopening costs	1,086	1,534	11,583	2,320
Depreciation and amortization	8,155	1,834	14,014	3,626
(Gain) loss on disposal of assets	—	(5)	—	3
Stock-based compensation	655	487	1,403	830
Adjusted EBITDA	$10,507	$12,086	$20,632	$20,483

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended June 30, 2023
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Project		Stock-	EBITDA and
	Income	and	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$1,830	$7,556	$—	$5	$—	$9,391
West	(1,473)	569	—	1,081	—	177
Contracted Sports Wagering	1,361	—	—	—	—	1,361
	1,718	8,125	—	1,086	—	10,929
Other operations
Corporate	(1,124)	30	17	—	655	(422)
	$594	$8,155	$17	$1,086	$655	$10,507

Three Months Ended June 30, 2022
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Gain on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$7,003	$1,281	$—	$—	$865	$—	$9,149
West	496	524	(5)	—	669	—	1,684
Contracted Sports Wagering	2,196	—	—	—	—	—	2,196
	9,695	1,805	(5)	—	1,534	—	13,029
Other operations
Corporate	(1,476)	29	—	17	—	487	(943)
	$8,219	$1,834	$(5)	$17	$1,534	$487	$12,086

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended June 30, 2023 and 2022 included facility rents related to: (i) Midwest & South of $1.4 million in 2023 and $0.5 million in 2022, and (ii) West of $0.7 million during each of 2023 and 2022.

Six Months Ended June 30, 2023
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Project		Stock-	EBITDA and
	Income	and	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$(2,836)	$12,812	$—	$10,101	$—	$20,077
West	(2,389)	1,141	—	1,482	—	234
Contracted Sports Wagering	2,522	—	—	—	—	2,522
	(2,703)	13,953	—	11,583	—	22,833
Other operations
Corporate	(3,689)	61	24	—	1,403	(2,201)
	$(6,392)	$14,014	$24	$11,583	$1,403	$20,632

Six Months Ended June 30, 2022
(In thousands)
							Adjusted
			Loss (gain)				Segment
	Operating	Depreciation	on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$12,028	$2,552	$8	$—	$1,651	$—	$16,239
West	515	1,012	(5)	—	669	—	2,191
Contracted Sports Wagering	4,964	—	—	—	—	—	4,964
	17,507	3,564	3	—	2,320	—	23,394
Other operations
Corporate	(3,985)	62	—	182	—	830	(2,911)
	$13,522	$3,626	$3	$182	$2,320	$830	$20,483

Operating expenses deducted to arrive at operating income (loss) in the above tables for the six-month periods ended June 30, 2023 and 2022 included facility rents related to: (i) Midwest & South of $2.3 million in 2023 and $1.1 million in 2022, and (ii) West of $1.5 million in 2023 and $1.3 million in 2022.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2023, we had $113.6 million of cash and equivalents, including $78.1 million of restricted cash dedicated to the completion of Chamonix’s construction. We estimate that approximately $15 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under the Credit Facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations, including construction activities.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the six months ended June 30, 2023 was $1.7 million, compared to cash provided by operations of $4.2 million in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Our operating cash flows decreased in 2023 primarily due to our decrease in income, which includes preopening expenses of $11.6 million incurred for The Temporary (opened in February 2023) and Chamonix.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the six months ended June 30, 2023 was $139.2 million, primarily for a gaming license payment of $50.3 million required to open The Temporary/American Place, as well as capital expenditures for Chamonix and The Temporary/American Place. Cash used in investing activities during the prior-year period was $65.0 million, which primarily related to capital expenditures for Chamonix and The Temporary.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the six months ended June 30, 2023 was $59.9 million, compared to cash provided by financing activities of $93.9 million in the prior-year period. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open The Temporary. In February 2022, we received $102.0 million of gross proceeds from the issuance of additional notes to develop The Temporary.

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

Debt

Long-term Debt. At June 30, 2023, we had $450.0 million of principal indebtedness outstanding under the Notes, and $27.0 million outstanding under the Credit Facility. We also owe $2.5 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, we have fixed interest rates on substantially all of our debt. See Note 4 for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we continue to make significant capital investments related to the construction of Chamonix and American Place.

Chamonix. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of Chamonix’s construction (see Note 4). As of December 31, 2022, approximately $134.6 million of cash was reserved under our bond indentures to complete the construction of Chamonix. We expect to invest $115 million of such amount in 2023 and the remaining balance in 2024 (excluding pre-opening expenses and capitalized interest), with an expected opening of Chamonix on December 26, 2023.

The Temporary / American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under construction, we are operating The Temporary by American Place, which opened in February 2023. During 2023, we expect to invest approximately $75 million into this project (excluding pre-opening expenses and capitalized interest), consisting largely of $50 million of upfront gaming license payments remitted in the first quarter of 2023 (see Note 2), costs related to the recent completion of The Temporary’s construction, as well as professional fees and limited sitework related to the permanent American Place facility. We will likely need additional financing in the future to complete the permanent American Place facility.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix and The Temporary/American Place; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including expected revenues and expenses, our expectations regarding our ability to replace our terminated sports wagering contract in Indiana, our ability to operate sports wagering contracts ourselves, and the expected commencement date of our sports wagering contract in Illinois; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; our expectations regarding the potential construction of an additional hotel tower and related amenities at Silver Slipper Casino and Hotel; our expectations regarding our ability to extend the lease at the Grand Lodge Casino; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters, including those discussed below regarding third party litigation potentially impacting The Temporary/American Place; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of June 30, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under Part I, Item 1A “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, the following risk factor updates were identified:

There is no assurance that our growth projects, including Chamonix and American Place, will not be subject to additional regulatory restrictions, delays, or challenges.

We received approval of our plans for Chamonix from the appropriate Cripple Creek authorities in 2021. Our Development Agreement with such authorities, as amended, requires that we complete the project by December 31, 2023. Otherwise, the City may exercise its right of reversion for previously-vacated rights of way of portions of 2nd Avenue and a nearby alley. As the casino is currently scheduled to open on December 26, 2023, management does not believe that an extension will be necessary. However, there is no certainty that an extension would be granted if it were requested.

Regarding The Temporary and American Place, on October 21, 2019, the Forest County Potawatomi Community, the owner/operator of a casino in downtown Milwaukee and one of the unsuccessful bidders for the Waukegan casino license, sued the City of Waukegan seeking further consideration of its casino proposal.

In its complaint, the plaintiff alleges several violations of law and seeks monetary damages from the City of Waukegan. In January 2020, the City of Waukegan removed the lawsuit to the U.S. District Court for the Northern District of Illinois (the “Federal Action”). The City of Waukegan has moved for summary judgment on all claims brought in the Federal Action; such motion has been fully briefed since January 2022, and the parties are waiting for the judge’s ruling on the motion.

On November 17, 2021, the same plaintiff filed a second lawsuit in the Circuit Court of Cook County against the City of Waukegan, the Illinois Gaming Board (“IGB”), members of the IGB, and the IGB Administrator (the “State Action”).  Per the State Action, the plaintiff sought, among other relief, temporary, preliminary, and permanent injunctive relief enjoining the IGB from taking formal steps toward issuing the Waukegan casino license; a declaration that the City failed to comply with the statutory requirements to certify applicants for the IGB; and a finding that the IGB, therefore, had no jurisdiction to issue an owner’s license for the Waukegan casino.  The judge denied the plaintiff’s request for a temporary restraining order, which was later affirmed by the Appellate Court.  On May 13, 2022, defendants in the State Action filed a motion to dismiss the State Action based upon the plaintiff’s lack of standing relating to the purported lack of compliance by the City with the certification process and that the Illinois Gambling Act does not provide for a private right of action.  The trial court granted the motion and the plaintiff appealed. While the appeal was pending, on June 15, 2023, the IGB issued us an owner’s license for The Temporary/American Place, our Waukegan casino.  Subsequent to the issuance of the owner’s license, defendants in the State Action sought to dismiss the appeal in the State Action as moot, given the IGB’s issuance of the owner’s license.  The court granted such dismissal. However, on July 28, 2023, the Illinois Appellate Court reversed the lower court’s dismissal of the State Action, finding that the plaintiff’s action was not a private right of action under the Illinois Gambling Act and that the plaintiff had standing to pursue its claims.  Although we are not a party to either lawsuit, court rulings in these actions could negatively impact our ability to secure financing for American Place, delay the opening of American Place, or otherwise affect our licensing.

Under Illinois law, a temporary casino is permitted to operate for two years, unless the IGB approves an additional year to accommodate appropriate construction. On June 15, 2023, we were approved by the IGB to operate The Temporary for this third year. Given the Potawatomi lawsuits and their possible negative impact on us (including our ability to finance American Place), it is possible that we will not be able to complete construction of American Place prior to the end of the third year, thus resulting in a potential operations gap between the closing of The Temporary and the opening of American Place. We intend to attempt to reduce the operations gap, if any. We could, for example, seek legislative relief so as to allow continued operation of The Temporary, which would permit continued employment and tax revenues while construction of the permanent American Place casino is completed. There is no certainty that such legislative relief would be achieved. Further, completion of casino construction projects such as American Place or Chamonix, generally, can be delayed by any number of items outside of our control, including by weather, labor shortages, supply chain issues or other construction delays.  There is no assurance that these projects will not be subject to additional restrictions, delays, or challenges which would negatively impact us.

Item 6. Exhibits

Exhibit Number	Description
10.1

Employment Agreement, dated May 19, 2022, between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 23, 2022)

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

FULL HOUSE RESORTS, INC.

Date: August 8, 2023	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: August 8, 2023	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)