Form 10-Q
period 2023-09-30
FULL HOUSE RESORTS INC
filed 2023-11-09
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 6, 2023, there were 34,587,350 shares of Common Stock, $0.0001 par value per share, outstanding.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Casino	$50,240	$29,721	$131,586	$88,293
Food and beverage	9,086	6,811	25,419	20,255
Hotel	2,560	2,490	7,052	7,076
Other operations, including contracted sports wagering	9,657	2,371	16,974	11,575
	71,543	41,393	181,031	127,199
Operating costs and expenses
Casino	19,437	10,292	49,771	30,273
Food and beverage	8,330	6,814	24,815	20,134
Hotel	1,164	1,256	3,611	3,524
Other operations	691	587	1,878	1,594
Selling, general and administrative	22,017	15,218	61,823	44,795
Project development costs, net	21	(149)	45	33
Preopening costs	1,051	2,594	12,634	4,914
Depreciation and amortization	8,468	2,386	22,482	6,012
Loss on disposal of assets	7	—	7	3
	61,186	38,998	177,066	111,282
Operating income	10,357	2,395	3,965	15,917
Other (expense) income
Interest expense, net	(5,867)	(5,838)	(16,319)	(19,225)
Loss on modification of debt	—	(105)	—	(4,530)
Gain on settlements	29	—	384	—
	(5,838)	(5,943)	(15,935)	(23,755)
Income (loss) before income taxes	4,519	(3,548)	(11,970)	(7,838)
Income tax (benefit) provision	(74)	29	452	(16)
Net income (loss)	$4,593	$(3,577)	$(12,422)	$(7,822)

Basic earnings (loss) per share	$0.13	$(0.10)	$(0.36)	$(0.23)
Diluted earnings (loss) per share	$0.13	$(0.10)	$(0.36)	$(0.23)

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and equivalents	$25,945	$56,589
Restricted cash	58,047	134,587
Accounts receivable, net	8,272	4,082
Inventories	1,736	1,479
Prepaid expenses and other	6,570	6,184
	100,570	202,921

Property and equipment, net	432,719	339,057
Operating lease right-of-use assets, net	45,480	15,771
Finance lease right-of-use assets, net	2,661	3,808
Goodwill	21,286	21,286
Other intangible assets, net	61,097	10,869
Deposits and other	1,291	1,617
	$665,104	$595,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,861	$4,602
Construction payable	23,007	30,279
Accrued payroll and related	4,190	3,784
Accrued interest	4,758	12,966
Other accrued expenses and current liabilities	13,603	9,964
Current portion of operating lease obligations	4,141	2,485
Current portion of finance lease obligations	1,659	1,581
	57,219	65,661

Operating lease obligations, net of current portion	41,627	13,418
Finance lease obligations, net of current portion	3,141	4,727
Other long-term liabilities, net of current portion	1,235	—
Long-term debt, net	464,401	401,852
Deferred income taxes, net	1,476	1,024
Contract liabilities, net of current portion	6,432	8,856
	575,531	495,538
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,587,350 and 34,407,654 shares outstanding	4	4
Additional paid-in capital	112,575	110,590
Treasury stock, 715,199 and 894,895 common shares	(872)	(1,091)
Accumulated deficit	(22,134)	(9,712)
	89,573	99,791
	$665,104	$595,329

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit	Equity
Balance, January 1, 2023	35,302	$4	$110,590	895	$(1,091)	$(9,712)	$99,791
Options exercised	—	—	12	(4)	5	—	17
Stock-based compensation	—	—	748	—	—	—	748
Net loss	—	—	—	—	—	(11,415)	(11,415)
Balance, March 31, 2023	35,302	4	111,350	891	(1,086)	(21,127)	89,141
Options exercised and restricted stocks vested	—	—	(65)	(166)	202	—	137
Stock-based compensation	—	—	655	—	—	—	655
Net loss	—	—	—	—	—	(5,600)	(5,600)
Balance, June 30, 2023	35,302	4	111,940	725	(884)	(26,727)	84,333
Restricted stocks vested	—	—	(91)	(10)	12	—	(79)
Stock-based compensation	—	—	726	—	—	—	726
Net income	—	—	—	—	—	4,593	4,593
Balance, September 30, 2023	35,302	$4	$112,575	715	$(872)	$(22,134)	$89,573

						Retained
			Additional			Earnings	Total
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit)	Equity
Balance, January 1, 2022	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715
Options exercised and restricted stocks vested	—	—	14	(103)	125	—	139
Stock-based compensation	—	—	343	—	—	—	343
Net income	—	—	—	—	—	110	110
Balance, March 31, 2022	35,302	4	109,268	957	(1,167)	5,202	113,307
Restricted stocks vested	—	—	(47)	(39)	47	—	—
Stock-based compensation	—	—	487	—	—	—	487
Net loss	—	—	—	—	—	(4,355)	(4,355)
Balance, June 30, 2022	35,302	4	109,708	918	(1,120)	847	109,439
Options exercised	—	—	9	(15)	18	—	27
Stock-based compensation	—	—	532	—	—	—	532
Net loss	—	—	—	—	—	(3,577)	(3,577)
Balance, September 30, 2022	35,302	$4	$110,249	903	$(1,102)	$(2,730)	$106,421

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,422)	$(7,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,482	6,012
Amortization of debt issuance costs, discounts and premiums	2,042	1,227
Non-cash change in ROU operating lease assets	2,810	2,506
Stock-based compensation	2,129	1,362
Loss on disposal of assets	7	3
Gain on settlements	(384)	—
Loss on modification of debt	—	4,530
Other operating activities	437	—
Deferred income taxes	452	(16)
Increases and decreases in operating assets and liabilities:
Accounts receivable	(4,190)	1,887
Prepaid expenses, inventories and other	(643)	(2,784)
Operating lease liabilities	(2,654)	(2,626)
Contract liabilities	(1,611)	2,635
Accounts payable and other liabilities	(5,248)	(6,874)
Net cash provided by operating activities	3,207	40
Cash flows from investing activities:
Capital expenditures	(119,898)	(116,148)
Proceeds from insurance settlement related to property damage	355	—
Acquisition of intangible assets	(50,251)	—
Other	—	(1,086)
Net cash used in investing activities	(169,794)	(117,234)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	40,000	100,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	—	2,000
Payment of debt discount and issuance costs	(6,494)	(7,945)
Borrowings under revolving credit facility	42,950	—
Repayment of revolving credit facility borrowings	(15,950)	—
Repayment of finance lease obligations	(1,159)	(383)
Proceeds from exercise of stock options	75	166
Other	(19)	(108)
Net cash provided by financing activities	59,403	93,730

Net decrease in cash, cash equivalents and restricted cash	(107,184)	(23,464)
Cash, cash equivalents and restricted cash, beginning of period	191,176	265,293
Cash, cash equivalents and restricted cash, end of period	$83,992	$241,829

See condensed notes to consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (Continued)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$25,539	$27,726

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts and construction payables related to property and equipment	$23,065	$17,312
Note payable incurred for asset acquisition	1,500	—
Right-of-use assets obtained in exchange for operating lease liabilities	30,178	475
Right-of-use asset and liability remeasurements:
Operating leases	2,341	1,773
Financing leases	(151)	—

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

The following table presents selected information concerning our segments:

Segments and Properties	Locations
Midwest & South
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (scheduled to open on December 26, 2023)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”), one of which is currently idle	Colorado
Three sports wagering websites (“skins”), two of which are currently idle	Indiana
One sports wagering website (“skin”), commenced in August 2023	Illinois

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

(In thousands)	September 30,	December 31,
	2023	2022
Accounts receivable	$8,508	$4,331
Less: Reserves	(236)	(249)
	$8,272	$4,082

At September 30, 2023, the balance in accounts receivables includes $3.6 million in connection with two online sports wagering agreements that ceased operations in September 2023. We received all of such amount in October 2023.

Management believes that, as of September 30, 2023, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Many of the Company’s casino customers choose to earn points under its customer loyalty programs. As points are accrued, the Company defers a portion of its casino revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points for various loyalty program benefits, primarily for “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Such liabilities were approximately $0.8 million for September 30, 2023 and $0.7 million for December 31, 2022, and these amounts are included in “other accrued expenses and current liabilities” on the consolidated balance sheets.

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

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at The Temporary/American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time “market access” fees, which are recorded as long-term liabilities and then recognized as revenue ratably over the initial contract terms (or as accelerated due to early termination), beginning with the earlier of operations commencement or contractual commencement. One of the Company’s contracted parties recently announced that it was ceasing online operations in several states, including in Indiana and Colorado. Accordingly, this accelerated the revenue recognition of $1.5 million in related market access fees, which was recognized in the third quarter of 2023, and created one available skin in each of Indiana and Colorado.

Indiana. The Company’s three Sports Agreements commenced operations in December 2019, April 2021 and December 2021. Two of these Sports Agreements ceased operations, one in May 2022 and the second in September 2023. Under the Company’s remaining active Sports Agreement in Indiana, we receive a percentage of revenues (as defined), subject to an annualized minimum of $1.0 million. For its two idle skins, the Company could operate the skins itself or utilize replacement operators. There is no certainty that the Company will be able to enter into agreements with replacement operators or successfully operate the skins itself.

Colorado. The Company’s three original Sports Agreements commenced operations in June 2020, December 2020 and April 2021. Two of these Sports Agreements ceased operations, one in May 2022 and the second in September 2023. In December 2022, the Company signed a Sports Agreement with a new third party for one of its available skins. The upfront fee was capitalized upon signing. In March 2023, when the Sports Agreement began its contractual term, we began amortization of the upfront fee over the 10-year term of the agreement. Under the Company’s two current Sports Agreements in Colorado, we receive a percentage of revenues (as defined), subject to annualized minimums totaling $2.0 million. For its idle skin, the Company could operate the skin itself or utilize a replacement operator. There is no certainty that the Company will be able to enter into an agreement with a replacement operator or successfully operate the skin itself.

Illinois. In May 2022, the Company signed a Sports Agreement for its sole Illinois sports skin and received an upfront fee of $5.0 million, which was capitalized. In August 2023, when the Sports Agreement began its contractual term, we began amortization of the upfront fee over the eight-year term of the agreement. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year.

In addition to the “market access” fees, deferred revenue includes quarterly and annual prepayments of contracted revenue, as required in four of the Sports Agreements. As of September 30, 2023, $3.4 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following, as discussed above:

(In thousands)		September 30,	December 31,
	Balance Sheet Location	2023	2022
Deferred revenue, current	Other accrued expenses and current liabilities	$2,435	$1,651
Deferred revenue, net of current portion	Contract liabilities, net of current portion	6,432	8,856
		$8,867	$10,507

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

Income Taxes. For interim income tax reporting for the three and nine months ended September 30, 2023, the Company estimates its annual effective tax rate and applies it to its year-to-date pretax income or loss.

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

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. The Company’s subsidiary leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its third renewal option to extend the lease term through January 2026, with current annual lease payments of $0.4 million. Annual minimum rent will increase to $0.5 million starting in February 2026 with adjustments on each anniversary thereafter, based on the consumer price index. The lease contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

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

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-guestroom hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the hotel’s original cost of $7.7 million, reduced by the cumulative principal payments made by the Company during the lease term. At September 30, 2023, such potential purchase price was $2.4 million. Upon expiration of the lease term in October 2027, (i) the landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expenses are as follows:

(In thousands)		Three Months Ended		Nine Months Ended
	Classification within	September 30,		September 30,
Lease Costs	Statement of Operations	2023	2022	2023	2022
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$2,008	$1,206	$5,970	$3,549
Short-term payments	Selling, General and Administrative Expenses	—	33	22	103
Variable payments	Selling, General and Administrative Expenses	281	314	935	1,069
Finance leases:
Amortization of leased assets	Depreciation and Amortization	412	39	1,113	118
Interest on lease liabilities	Interest Expense, Net	89	34	309	106
Total lease costs		$2,790	$1,626	$8,349	$4,945

Leases recorded on the balance sheet consist of the following:

(In thousands)
		September 30,	December 31,
Leases	Balance Sheet Classification	2023	2022
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net	$45,480	$15,771
Finance lease assets	Property and Equipment, Net(1)	4,448	4,566
Finance lease assets	Finance Lease Right-of-Use Assets, Net(2)	2,661	3,808
Total lease assets		$52,589	$24,145

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations	$4,141	$2,485
Finance	Current Portion of Finance Lease Obligations	1,659	1,581
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion	41,627	13,418
Finance	Finance Lease Obligations, Net of Current Portion	3,141	4,727
Total lease liabilities		$50,568	$22,211

__________

(1)	Finance lease assets are recorded net of accumulated amortization of $2.7 million (after the effects of $0.6 million in disposals) for September 30, 2023 and $3.2 million for December 31, 2022.
(2)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities as of September 30, 2023 are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2023 (excluding the nine months ended September 30, 2023)	$1,923	$489
2024	7,735	1,957
2025	5,722	1,721
2026	4,864	652
2027	4,515	489
Thereafter	316,582	—
Total future minimum lease payments	341,341	5,308
Less: Amount representing interest	(295,573)	(508)
Present value of lease liabilities	45,768	4,800
Less: Current lease obligations	(4,141)	(1,659)
Long-term lease obligations	$41,627	$3,141

Other information related to lease term and discount rate is as follows:

	September 30,		December 31,
Lease Term and Discount Rate	2023		2022
Weighted-average remaining lease term
Operating leases	67.1	years	23.2	years
Finance leases	3.0	years	3.7	years
Weighted-average discount rate
Operating leases	10.90%		9.73%
Finance leases	7.56%		7.08%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Nine Months Ended
	September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$5,813	$3,670
Operating cash flows for finance leases	$309	$106
Financing cash flows for finance leases	$1,159	$383

4. LONG-TERM DEBT

Long-term debt consists of the following:

(In thousands)	September 30,	December 31,
	2023	2022
Revolving Credit Facility due 2026	$27,000	$—
8.25% Senior Secured Notes due 2028	450,000	410,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(12,599)	(8,148)
	$464,401	$401,852

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

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. As of September 30, 2023, the Company was in compliance with this financial covenant and $27.0 million of borrowings remain outstanding under the Credit Facility.

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $394.7 million for September 30, 2023 and $360.6 million for December 31, 2022, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

5. INCOME TAXES

The Company’s effective income tax rates for the three and nine months ended September 30, 2023 were (1.6%) and (3.8%), respectively, compared to effective income tax rates of (0.8%) and 0.2% for the corresponding prior-year periods. The changes in the effective income tax rates were primarily due to the Company’s projections for pre-tax book income in 2023, the effects of tax amortization on indefinite-lived intangibles in 2023, valuation allowances, and certain permanent differences between tax and financial reporting purposes. The Company’s income tax provision or benefit for interim periods has been determined using an estimate of its annual effective tax rate (“AETR”), adjusted for discrete items.

The Company continues to assess the realizability of deferred tax assets (“DTAs”) and concluded that it has not met the “more likely than not” threshold. As of September 30, 2023, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with Accounting Standards Codification 740 (“ASC 740”), this assessment has taken into consideration the jurisdictions in which these DTAs reside.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at The Temporary/American Place, the Company may be required to make a “Reconciliation Payment” to the State of Illinois. The Reconciliation Payment is calculated three years after the commencement of gaming operations in Illinois in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12-month period of operations, offset by certain licensing fees already paid by the Company in the first quarter of 2023. If such calculation of the Reconciliation Payment results in a negative amount, then the Company is not entitled to reimbursement of any licensing fees previously paid. The Reconciliation Payment, if any, is due in annual installments over a period of six years, beginning in the fourth year of gaming operations.

7. EARNINGS (LOSS) PER SHARE

The table below reconciles basic and diluted earnings (loss) per share of common stock:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) ─ basic	$4,593	$(3,577)	$(12,422)	$(7,822)
Net income (loss) ─ diluted	$4,593	$(3,577)	$(12,422)	$(7,822)

Denominator:
Weighted-average common shares ─ basic	34,583	34,390	34,497	34,339
Potential dilution from share-based awards	2,090	89	—	60
Weighted-average common and common share equivalents ─ diluted	36,673	34,479	34,497	34,399
Anti-dilutive share-based awards excluded from the calculation of diluted earnings (loss) per share	1,108	3,512	3,998	2,466

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

In April 2023, the Compensation Committee approved the satisfaction of certain performance criteria related to our operations in 2022. Such performance measures involved multi-year growth rates for EBITDA and free cash flow per share. As a result, a total of 73,885 shares were approved to vest upon the later of (a) such approval by the Compensation Committee or (b) the anniversary date of their grant. During the second quarter of 2023, a total of 64,223 shares vested, while the remaining 9,662 shares vested in the third quarter of 2023.

Restricted Stock Awards. On May 18, 2023, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 70,945 restricted shares under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) with a one-year vesting period.

As of September 30, 2023, the Company had 671,041 share-based awards authorized by shareholders and available for grant from the 2015 Plan.

The following table summarizes information related to the Company’s common stock options as of September 30, 2023:

		Weighted
	Number	Average
	of Stock	Exercise
	Options	Price
Options outstanding at January 1, 2023	3,503,235	$2.80
Granted	350,754	7.40
Exercised	(53,962)	1.38
Canceled/Forfeited	(20,000)	6.88
Expired	(20,000)	3.22
Options outstanding at September 30, 2023	3,760,027	$3.22
Options exercisable at September 30, 2023	3,062,668	$2.27

Components of compensation expense are as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Compensation Expense	2023	2022	2023	2022
Stock options	$394	$325	$1,096	$846
Restricted and performance-based shares	332	207	1,033	516
	$726	$532	$2,129	$1,362

As of September 30, 2023, there was approximately $2.5 million of unrecognized compensation cost related to unvested stock options previously granted that is expected to be recognized over a weighted-average period of approximately 2.0 years. As of such date, there was also $1.7 million of unrecognized compensation cost related to unvested restricted and performance-based shares, which is expected to be recognized over a weighted-average period of 1.3 years.

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

As a result of the change in reportable segments described above, the Company has recast previously-reported segment information to conform to the current presentation in the following tables:

(In thousands)	Three Months Ended September 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$40,341	$9,899	$—	$50,240
Food and beverage	8,242	844	—	9,086
Hotel	2,369	191	—	2,560
Other operations, including contracted sports wagering	1,601	151	7,905	9,657
	$52,553	$11,085	$7,905	$71,543

Adjusted Segment EBITDA	$11,750	$2,308	$7,852	$21,910
Other operating costs and expenses:
Depreciation and amortization				(8,468)
Corporate expenses				(1,280)
Project development costs				(21)
Preopening costs				(1,051)
Loss on disposal of assets				(7)
Stock-based compensation				(726)
Operating income				10,357
Other (expense) income:
Interest expense, net				(5,867)
Gain on settlements				29
				(5,838)
Income before income taxes				4,519
Income tax benefit				(74)
Net income				$4,593

(In thousands)	Three Months Ended September 30, 2022
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$20,153	$9,568	$—	$29,721
Food and beverage	6,078	733	—	6,811
Hotel	2,267	223	—	2,490
Other operations, including contracted sports wagering	1,122	151	1,098	2,371
	$29,620	$10,675	$1,098	$41,393

Adjusted Segment EBITDA	$5,578	$2,316	$1,083	$8,977
Other operating costs and expenses:
Depreciation and amortization				(2,386)
Corporate expenses				(1,219)
Project development costs				149
Preopening costs				(2,594)
Stock-based compensation				(532)
Operating income				2,395
Other expenses:
Interest expense, net				(5,838)
Loss on modification of debt				(105)
				(5,943)
Loss before income taxes				(3,548)
Income tax provision				29
Net loss				$(3,577)

(In thousands)	Nine Months Ended September 30, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$107,474	$24,112	$—	$131,586
Food and beverage	23,032	2,387	—	25,419
Hotel	6,638	414	—	7,052
Other operations, including contracted sports wagering	6,123	384	10,467	16,974
	$143,267	$27,297	$10,467	$181,031

Adjusted Segment EBITDA	$31,830	$2,538	$10,373	$44,741
Other operating costs and expenses:
Depreciation and amortization				(22,482)
Corporate expenses				(3,479)
Project development costs				(45)
Preopening costs				(12,634)
Loss on disposal of assets				(7)
Stock-based compensation				(2,129)
Operating income				3,965
Other (expense) income:
Interest expense, net				(16,319)
Gain on settlements				384
				(15,935)
Loss before income taxes				(11,970)
Income tax provision				452
Net loss				$(12,422)

(In thousands)	Nine Months Ended September 30, 2022
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$62,747	$25,546	$—	$88,293
Food and beverage	18,126	2,129	—	20,255
Hotel	6,573	503	—	7,076
Other operations, including contracted sports wagering	5,055	422	6,098	11,575
	$92,501	$28,600	$6,098	$127,199

Adjusted Segment EBITDA	$21,816	$4,508	$6,047	$32,371
Other operating costs and expenses:
Depreciation and amortization				(6,012)
Corporate expenses				(4,130)
Project development costs				(33)
Preopening costs				(4,914)
Loss on disposal of assets				(3)
Stock-based compensation				(1,362)
Operating income				15,917
Other expenses:
Interest expense, net				(19,225)
Loss on modification of debt				(4,530)
				(23,755)
Loss before income taxes				(7,838)
Income tax benefit				(16)
Net loss				$(7,822)

(In thousands)	September 30,	December 31,
	2023	2022
Total Assets
Midwest & South	$287,358	$194,033
West	359,610	351,069
Contracted Sports Wagering	5,027	1,658
Corporate and Other	13,109	48,569
	$665,104	$595,329

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

The following table identifies our segments, along with properties and their locations:

Segments and Properties	Locations
Midwest & South
The Temporary by American Place (opened on February 17, 2023) and American Place (under development)	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Hotel	Cripple Creek, CO (near Colorado Springs)
Chamonix Casino Hotel (scheduled to open on December 26, 2023)	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”), one of which is currently idle	Colorado
Three sports wagering websites (“skins”), two of which are currently idle	Indiana
One sports wagering website (“skin”), commenced in August 2023	Illinois

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

Recent Developments

The Temporary / American Place. In February 2023, we opened The Temporary by American Place, a temporary facility in Waukegan, Illinois, that we will operate while we design and construct the larger, permanent American Place facility. The Temporary currently includes approximately 940 slot machines, 48 table games, two restaurants, a center bar and a sportsbook. We expect to open a fine-dining restaurant later this year. The permanent American Place facility is expected to include a world-class casino with a state-of-the-art sportsbook, a premium boutique hotel comprised of 20 luxurious villas, and various food and beverage outlets. To accommodate operations for The Temporary, as well as construction of the permanent American Place facility, we entered into a 99-year ground lease and purchase option with the City of Waukegan. For more information, see Note 3.

Contracted Sports Wagering. In May 2022, the Company signed a Sports Agreement for its sole Illinois sports skin and received an upfront fee of $5.0 million, which was capitalized. In August 2023, when the Sports Agreement began its contractual term, we began amortization of the upfront fee over the eight-year term of the agreement. The Company will also receive: (a) a percentage of mobile sports revenues (as defined), subject to a minimum of $5.0 million per year; and (b) a percentage of retail sports revenues (as defined). For more information, see Note 2.

In September 2023, two of our sports wagering agreements were effectively terminated, as one of our contracted parties announced that it was ceasing online operations in several states. Accordingly, this accelerated the recognition of revenue totaling $5.8 million, which was recognized in the third quarter of 2023, and created one available skin in each of Indiana and Colorado. As a result, we currently we have one active skin in Indiana (from which we expect to receive an annualized minimum of $1.0 million in revenues) and two idle skins. In Colorado, we currently have two active skins (from which we expect to receive $2.0 million in annualized minimum revenues) and one idle skin. As noted above, our one permitted skin in Illinois is currently in use. For more information, see Note 2.

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

Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see ”Non-GAAP Financial Measure.”  We utilize Adjusted Segment EBITDA, a financial measure in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 9. In addition, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

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

Results of Operations

Consolidated operating results

The following tables summarize our consolidated operating results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,		Increase /
	2023	2022	(Decrease)	2023	2022	(Decrease)
Revenues	$71,543	$41,393	72.8%	$181,031	$127,199	42.3%
Operating expenses	61,186	38,998	56.9%	177,066	111,282	59.1%
Operating income	10,357	2,395	332.4%	3,965	15,917	(75.1)%
Interest and other non-operating expenses, net	5,838	5,943	(1.8)%	15,935	23,755	(32.9)%
Income tax (benefit) provision	(74)	29	(355.2)%	452	(16)	2,925.0%
Net income (loss)	$4,593	$(3,577)	228.4%	$(12,422)	$(7,822)	58.8%

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,		Increase /	September 30,		Increase /
	2023	2022	(Decrease)	2023	2022	(Decrease)
Casino revenues
Slots	$41,215	$25,788	59.8%	$110,764	$77,151	43.6%
Table games	8,898	3,712	139.7%	20,497	10,524	94.8%
Other	127	221	(42.5)%	325	618	(47.4)%
	50,240	29,721	69.0%	131,586	88,293	49.0%

Non-casino revenues, net
Food and beverage	9,086	6,811	33.4%	25,419	20,255	25.5%
Hotel	2,560	2,490	2.8%	7,052	7,076	(0.3)%
Other	9,657	2,371	307.3%	16,974	11,575	46.6%
	21,303	11,672	82.5%	49,445	38,906	27.1%
Total revenues	$71,543	$41,393	72.8%	$181,031	$127,199	42.3%

	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
(In thousands)	2023	2022	(Decrease)		2023	2022	(Decrease)

Slot coin-in	$727,889	$485,970	49.8%		$1,932,114	$1,418,874	36.2%
Slot win(1)	$52,713	$35,542	48.3%		$142,384	$105,018	35.6%
Slot hold percentage(2)	7.2%	7.3%	(0.1)	pts	7.4%	7.4%	—	pts
Table game drop	$47,621	$21,657	119.9%		$113,330	$55,746	103.3%
Table game win(1)	$8,998	$3,791	137.4%		$20,711	$10,668	94.1%
Table game hold percentage(2)	18.9%	17.5%	1.4	pts	18.3%	19.1%	(0.8)	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps” (see Note 2 for more information on our customer loyalty programs).
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.5% and 18.3%, respectively. A significant portion of our results in the recent and prospective quarters reflect a new property, and the win percentages at that new property may be different from the other casinos in our portfolio. As a result, consolidated win percentages in the future may differ from those in the past.

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2023 and 2022.

Revenues. Consolidated total revenues increased by 72.8% (or $30.2 million) and 42.3% (or $53.8 million) for the respective three and nine months ended September 30, 2023. These increases reflect the February 2023 opening of The Temporary, which contributed $23.9 million and $54.6 million, respectively. They also reflect the termination of two sports wagering agreements in September 2023, which contributed $5.8 million in accelerated revenues (including $2.2 million of fees that were prepaid, but were capitalized and being amortized over the original anticipated contract lives) for both the three and nine months ended September 30, 2023.  Lower gaming volumes in both periods at the Company’s other properties contributed to gaming revenue declines of $1.9 million (6.5%) and $7.9 million (8.9%), respectively, when compared to the prior-year periods.

For more information, see “Supplemental Information – Same-store Operating Results.”

Operating Expenses. Consolidated operating expenses increased by 56.9% (or $22.2 million) and 59.1% (or $65.8 million) for the three and nine months ended September 30, 2023, respectively. These increases were primarily due to the commencement of operations at The Temporary, including $6.7 million in selling, general and administrative costs and $6.6 million in depreciation and amortization for the three months ended September 30, 2023. For the nine months ended September 30, 2023, The Temporary contributed to increases in operating expenses, including $15.8 million in selling, general and administrative costs, $16.9 million in depreciation and amortization, and $9.9 million of preopening costs. Operating expenses also included $1.3 million and $2.8 million of preopening costs for the respective three and nine months ended September 30, 2023, related to the construction and development of Chamonix.

See further information within our reportable segments described below.

Interest and Other Non-Operating Expenses.

Interest Expense

Interest expense, net, consists of the following:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest expense (excluding bond fee amortization and discounts/premiums)	$10,436	$8,682	$29,518	$24,733
Amortization of debt issuance costs and discounts/premiums	751	430	2,042	1,227
Capitalized interest	(4,522)	(3,039)	(12,092)	(6,500)
Interest income and other	(798)	(235)	(3,149)	(235)
	$5,867	$5,838	$16,319	$19,225

Net interest expense for the three months ended September 30, 2023 was relatively flat, reflecting an increase in capitalized interest related to the construction of Chamonix and additional interest income earned from our cash balances, which nearly offset an increase in interest expense due to additional borrowings in the first quarter of 2023. For the nine months ended September 30, 2023, net interest expense declined primarily due to an increase in capitalized interest related to construction of The Temporary and Chamonix, as well as additional income earned from our cash balances.

Other Non-Operating Expenses, Net

For the three months ended September 30, 2023, we had other non-operating income of $29,000, consisting of net settlement proceeds from a sports wagering contract that ended in May 2022. For the nine months ended September 30, 2023, we had other non-operating income of $0.4 million, consisting primarily of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020. For the corresponding prior-year periods, we had approximately $0.1 million and $4.5 million of other non-operating expenses, primarily consisting of debt modification costs related to our Additional Notes offering in February 2022.

Income Tax Expense. We recognized an income tax benefit of $74,000 and an income tax provision of $0.5 million for the respective three and nine months ended September 30, 2023, which resulted in effective income tax rates of (1.6%) and (3.8%), respectively. For the three and nine months ended September 30, 2022, we recognized a respective income tax provision of $29,000 and an income tax benefit of $16,000, which resulted in effective income tax rates of (0.8%) and 0.2%, respectively. The changes in the effective income tax rates were primarily due to the effects of tax amortization on indefinite-lived intangibles in 2023, as well as certain permanent differences between tax and financial reporting purposes.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2023 results, as we have incurred losses in prior periods and anticipate an overall taxable loss for the period. We continue to evaluate, on a quarterly basis, (a) the ability to realize our deferred tax assets and (b) the need for a valuation allowance. The valuation allowance, and the potential reversal of such allowance, have no bearing on the taxes actually paid by the Company.

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

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2023	2022	(Decrease)		2023	2022	(Decrease)
Revenues
Midwest & South	$52,553	$29,620	77.4%		$143,267	$92,501	54.9%
West	11,085	10,675	3.8%		27,297	28,600	(4.6)%
Contracted Sports Wagering	7,905	1,098	619.9%		10,467	6,098	71.6%
	$71,543	$41,393	72.8%		$181,031	$127,199	42.3%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$11,750	$5,578	110.6%		$31,830	$21,816	45.9%
West	2,308	2,316	(0.3)%		2,538	4,508	(43.7)%
Contracted Sports Wagering	7,852	1,083	625.0%		10,373	6,047	71.5%
Adjusted Segment EBITDA	21,910	8,977	144.1%		44,741	32,371	38.2%
Corporate	(1,280)	(1,219)	5.0%		(3,479)	(4,130)	(15.8)%
Adjusted EBITDA	$20,630	$7,758	165.9%		$41,262	$28,241	46.1%

Adjusted Segment EBITDA Margin
Midwest & South	22.4%	18.8%	3.6	pts	22.2%	23.6%	(1.4)	pts
West	20.8%	21.7%	(0.9)	pts	9.3%	15.8%	(6.5)	pts
Contracted Sports Wagering	99.3%	98.6%	0.7	pts	99.1%	99.2%	(0.1)	pts

Supplemental Information – Same-store Operating Results

The following table presents the financial results of our Midwest & South operations on a same-store basis for the three and nine months ended September 30, 2023 and 2022 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of The Temporary by American Place for periods subsequent to its commencement of operations.

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2023	2022	(Decrease)		2023	2022	(Decrease)
Midwest & South same-store total revenues(1)	$28,663	$29,620	(3.2)%		$88,629	$92,501	(4.2)%
The Temporary by American Place	23,890	—	N.M.		54,638	—	N.M.
Midwest & South total revenues	$52,553	$29,620	77.4%		$143,267	$92,501	54.9%

Midwest & South same-store Adjusted Segment EBITDA(1)	$4,966	$5,578	(11.0)%		$17,341	$21,816	(20.5)%
The Temporary by American Place	6,784	—	N.M.		14,489	—	N.M.
Midwest & South Adjusted Segment EBITDA	$11,750	$5,578	110.6%		$31,830	$21,816	45.9%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	17.3%	18.8%	(1.5)	pts	19.6%	23.6%	(4.0)	pts
The Temporary by American Place	28.4%	—%	28.4	pts	26.5%	—%	26.5	pts
Midwest & South Adjusted Segment EBITDA margin	22.4%	18.8%	3.6	pts	22.2%	23.6%	(1.4)	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from The Temporary by American Place, which opened on February 17, 2023.

The following table presents the financial results of our Contracted Sports Wagering operations on a same-store basis for the three and nine months ended September 30, 2023 and 2022 for revenues and Adjusted Segment EBITDA; see “Non-GAAP Financial Measure” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Contracted Sports Wagering, we have excluded the results in Illinois for periods subsequent to its contractual commencement of revenue payments. For comparability, we also excluded accelerated revenues due to contract terminations from same-store operations.

(In thousands)	Three Months Ended				Nine Months Ended
	September 30,		Increase /		September 30,		Increase /
	2023	2022	(Decrease)		2023	2022	(Decrease)
Contracted Sports Wagering same-store total revenues(1)	$1,370	$1,098	24.8%		$3,932	$4,457	(11.8)%
Accelerated revenues due to contract terminations(2)	5,794	—	N.M.		5,794	1,641	253.1%
Illinois	741	—	N.M.		741	—	N.M.
Contracted Sports Wagering total revenues	$7,905	$1,098	619.9%		$10,467	$6,098	71.6%

Contracted Sports Wagering same-store Adjusted Segment EBITDA(1)	$1,336	$1,083	23.4%		$3,857	$4,406	(12.5)%
Accelerated revenues due to contract terminations(2)	5,794	—	N.M.		5,794	1,641	253.1%
Illinois	722	—	N.M.		722	—	N.M.
Contracted Sports Wagering Adjusted Segment EBITDA	$7,852	$1,083	625.0%		$10,373	$6,047	71.5%

Contracted Sports Wagering same-store Adjusted Segment EBITDA margin(1)	97.5%	98.6%	(1.1)	pts	98.1%	98.9%	(0.8)	pts
Illinois	97.4%	—%	97.4	pts	97.4%	—%	97.4	pts
Contracted Sports Wagering Adjusted Segment EBITDA margin	99.3%	98.6%	0.7	pts	99.1%	99.2%	(0.1)	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from Illinois, which contractually commenced on August 15, 2023. For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations.
(2)	For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations. Such adjustments reflect two sports skins that ceased operations in the third quarter of 2023, and two sports skins that ceased operations in the second quarter of 2022.

Midwest & South

Our Midwest & South segment includes Silver Slipper Casino and Hotel, Rising Star Casino Resort and The Temporary by American Place, which opened in Waukegan, Illinois, in February 2023. Total revenues for the respective three and nine months ended September 30, 2023 increased by 77.4% (or $22.9 million) and 54.9% (or $50.8 million), primarily due to the opening of The Temporary. Excluding results from The Temporary, same-store revenues declined by 3.2% (or $1.0 million) and 4.2% (or $3.9 million) for the respective three and nine months ended September 30, 2023, primarily due to lower casino revenue for both periods.

Reflecting the February 2023 opening of The Temporary, casino revenue increased by 100.2% (or $20.2 million) and 71.3% (or $44.7 million) for the respective three and nine months ended September 30, 2023. Slot revenue for the segment increased by 88.2% (or $15.5 million) and 64.7% (or $35.5 million) for the respective periods. Table games revenue also increased, up 201.1% (or $4.8 million) and 130.4% (or $9.6 million), respectively. Excluding results from The Temporary, same-store casino revenue declined by 11.2% (or $2.3 million) and 10.3% (or $6.5 million) for the respective three and nine months ended September 30, 2023, primarily due to lower slot and table games hold percentages at Silver Slipper and changes in promotions versus the prior-year periods. To a lesser extent, same-store slot revenue for both periods was adversely impacted by lower slot volumes at Rising Star versus the prior-year periods, likely due to the opening of a new, competing racetrack casino in September 2022 in Northern Kentucky.

Non-casino revenue increased by 29.0% (or $2.7 million) and 20.3% (or $6.0 million) for the respective three and nine months ended September 30, 2023, largely due to increases in food and beverage revenue. Food and beverage revenue rose 35.6% (or $2.2 million) and 27.1% (or $4.9 million) in the respective periods, including $1.0 million and $2.5 million of food and beverage revenue, respectively, generated by The Temporary. Hotel revenues for the segment remained relatively flat for both the three and nine months ended September 30, 2023, as The Temporary does not have hotel operations.

Adjusted Segment EBITDA increased by 110.6% (or $6.2 million) and 45.9% (or $10.0 million) for the respective three and nine months ended September 30, 2023. These increases reflect the February 2023 opening of The Temporary, which generated $6.8 million and $14.5 million of Adjusted Property EBITDA, offsetting same-store Adjusted Segment EBITDA declines of $0.6 million (11.0%) and $4.5 million (20.5%) for the respective three and nine months ended September 30, 2023. Same-store operations were primarily affected by declines in casino revenues and higher operating costs at Silver Slipper, such as property insurance, as well as increases in labor expenses generally.

Of note, The Temporary is not yet operating at full capacity. The Temporary operated only one of its major restaurants in the first quarter, followed by a second restaurant that opened in April. The Temporary’s high-end restaurant is expected to open before the end of 2023. Also, in September 2023, an on-site sportsbook commenced operations.

West

Our West segment includes Grand Lodge Casino, Stockman’s Casino, Bronco Billy’s Casino and Hotel and, upon its expected opening in December 2023, will include Chamonix Casino Hotel. The market in Cripple Creek is seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge Casino is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total revenues increased by 3.8% (or $0.4 million) for the three months ended September 30, 2023 from improved holds, but decreased by 4.6% (or $1.3 million) for the nine months ended September 30, 2023, primarily due to planned business disruptions to accommodate the construction of Chamonix. These significant construction disruptions include temporarily-reduced gaming and restaurant capacity, as well as the temporary absence of all on-site hotel rooms and on-site self-parking. To alleviate the lack of on-site parking, Bronco Billy’s currently offers, and incurs the cost of offering, complimentary valet parking, as well as a free shuttle service to an off-site parking lot.

Casino revenue increased by 3.5% (or $0.3 million) for the three months ended September 30, 2023, reflecting higher casino revenue at Grand Lodge. For the nine months ended September 30, 2023, casino revenue decreased by 5.6% (or $1.4 million), largely due to the construction disruptions at Bronco Billy’s mentioned above. Slot revenue declined by 0.9% (or $0.1 million) and 8.3% (or $1.8 million) for the respective three and nine months ended September 30, 2023, despite an increase in the slot hold percentage at Bronco Billy’s and Grand Lodge. Table games revenue rose by 30.5% (or $0.4 million) and 12.8% (or $0.4 million) for the respective periods, helped by increases in the table games hold percentages at Grand Lodge, as well as improved volumes at Bronco Billy’s during 2023 overall, as compared to the prior-year period when the property was undergoing its casino refurbishment starting in May 2022. Declines in gaming volumes during the nine months ended September 30, 2023 were impacted by adverse weather in Nevada, especially at Grand Lodge, where heavy snowfall in February and March 2023 created challenging driving conditions and trip cancellations to our property. During the second quarter of 2023, lingering snowfall near Lake Tahoe delayed the return of seasonal residents to Incline Village, which also adversely affected Grand Lodge’s results.

Non-casino revenue improved by $0.1 million for each of the respective three and nine months ended September 30, 2023. Food and beverage revenues increased by 15.1% (or $0.1 million) and 12.1% (or $0.3 million) for the respective three and nine months ended September 30, 2023, which offset declines in hotel revenues for both periods, primarily for the reasons noted above at Bronco Billy’s.

Adjusted Segment EBITDA was relatively flat at $2.3 million for the three months ended September 30, 2023, and decreased by 43.7% (or $2.0 million) for the nine months ended September 30, 2023. Both periods were affected by disruptions from the construction of Chamonix described above, including additional operating expenses related to the operation of our new valet and parking shuttle service. The casino has also maintained much of its payroll, despite reduced activity levels, anticipating the need for the larger workforce required to open and operate Chamonix. As mentioned, there was also adverse weather at Grand Lodge during the first half of 2023.

In addition to construction disruption due to our neighboring Chamonix project, we are currently undergoing a modest refurbishment of a portion of Bronco Billy’s, which began in May 2022. While Bronco Billy’s casino refurbishment was completed in December 2022, the restaurant refurbishment will continue to impact the property until its anticipated completion in 2024. When Chamonix opens, Bronco Billy’s will share the on-site parking garage, valet and surface parking capacity of the new casino, and also benefit from Chamonix’s adjoining 300-guestroom hotel.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

For the three months ended September 30, 2023, revenues and Adjusted Segment EBITDA were both $7.9 million, an increase from $1.1 million in the prior-year period. For the nine months ended September 30, 2023, revenues were $10.5 million and Adjusted Segment EBITDA was $10.4 million, an increase from the respective $6.1 million and $6.0 million in the prior-year period.

The results of this segment reflect the start of operations in the third quarter of 2023 for our Illinois Sports Agreement, which allows an unrelated third party to operate on-site and online sports betting in Illinois. Under such agreement, we receive a percentage of revenues (as defined), subject to an annualized minimum of $5 million, with minimal expected expenses. Additionally, we receive a percentage of on-site sports revenue, as defined. The Illinois Sports Agreement contributed $0.7 million for each of the three and nine months ended September 30, 2023.

Additionally, these results reflect the acceleration of revenues from the termination of two contracted sports wagering agreements in September 2023, which contributed $5.8 million in revenues and Adjusted Segment EBITDA for each of the three and nine months ended September 30, 2023. For the prior-year periods, we recognized accelerated revenues of $1.6 million for the nine months ended September 30, 2022, when one of our contracted parties ended its online and retail operations in May 2022 in Indiana and Colorado. We replaced one of these terminated contracts in December 2022, when we entered into a sports wagering agreement in Colorado; this Sports Agreement began contributing to our results in March 2023 when it began its contractual term.

We currently have two idle sports skins in Indiana and one idle sports skin in Colorado. We could operate the idle skins ourselves or utilize replacement operators. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

Corporate

Corporate expenses for the three months ended September 30, 2023 rose 5.0% (or $0.1 million), with an increase in third-party professional services nearly offset by a decrease in accrued bonus compensation, as compared to the prior-year period. However, for the nine months ended September 30, 2023, corporate expenses declined by 15.8% (or $0.7 million) as the increase in third-party professional services was more than offset by a decrease in accrued bonus compensation. Corporate expenses were $1.3 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, corporate expenses were $3.5 million and $4.1 million, respectively.

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

The following table presents a reconciliation of net income (loss) and operating income to Adjusted EBITDA:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$4,593	$(3,577)	$(12,422)	$(7,822)
Income tax (benefit) provision	(74)	29	452	(16)
Interest expense, net	5,867	5,838	16,319	19,225
Loss on modification of debt	—	105	—	4,530
Gain on settlements	(29)	—	(384)	—
Operating income	10,357	2,395	3,965	15,917
Project development costs, net	21	(149)	45	33
Preopening costs	1,051	2,594	12,634	4,914
Depreciation and amortization	8,468	2,386	22,482	6,012
Loss on disposal of assets	7	—	7	3
Stock-based compensation	726	532	2,129	1,362
Adjusted EBITDA	$20,630	$7,758	$41,262	$28,241

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA.

Three Months Ended September 30, 2023
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$4,156	$7,828	$7	$—	$(241)	$—	$11,750
West	406	610	—	—	1,292	—	2,308
Contracted Sports Wagering	7,852	—	—	—	—	—	7,852
	12,414	8,438	7	—	1,051	—	21,910
Other operations
Corporate	(2,057)	30	—	21	—	726	(1,280)
	$10,357	$8,468	$7	$21	$1,051	$726	$20,630

Three Months Ended September 30, 2022
(In thousands)
						Adjusted
						Segment
	Operating	Depreciation	Project		Stock-	EBITDA and
	Income	and	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$2,062	$1,279	$—	$2,237	$—	$5,578
West	1,138	821	—	357	—	2,316
Contracted Sports Wagering	1,083	—	—	—	—	1,083
	4,283	2,100	—	2,594	—	8,977
Other operations
Corporate	(1,888)	286	(149)	—	532	(1,219)
	$2,395	$2,386	$(149)	$2,594	$532	$7,758

Operating expenses deducted to arrive at operating income (loss) in the above tables for the three-month periods ended September 30, 2023 and 2022 included facility rents related to: (i) Midwest & South of $1.4 million in 2023 and $0.5 million in 2022, and (ii) West of $0.5 million during each of 2023 and 2022.

Nine Months Ended September 30, 2023
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$1,322	$20,640	$7	$—	$9,861	$—	$31,830
West	(1,985)	1,750	—	—	2,773	—	2,538
Contracted Sports Wagering	10,373	—	—	—	—	—	10,373
	9,710	22,390	7	—	12,634	—	44,741
Other operations
Corporate	(5,745)	92	—	45	—	2,129	(3,479)
	$3,965	$22,482	$7	$45	$12,634	$2,129	$41,262

Nine Months Ended September 30, 2022
(In thousands)
			Loss /				Adjusted
			(gain)				Segment
	Operating	Depreciation	on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$14,088	$3,831	$8	$—	$3,889	$—	$21,816
West	1,655	1,833	(5)	—	1,025	—	4,508
Contracted Sports Wagering	6,047	—	—	—	—	—	6,047
	21,790	5,664	3	—	4,914	—	32,371
Other operations
Corporate	(5,873)	348	—	33	—	1,362	(4,130)
	$15,917	$6,012	$3	$33	$4,914	$1,362	$28,241

Operating expenses deducted to arrive at operating income (loss) in the above tables for the nine-month periods ended September 30, 2023 and 2022 included facility rents related to: (i) Midwest & South of $3.7 million in 2023 and $1.5 million in 2022, and (ii) West of $1.5 million in 2023 and $1.4 million in 2022.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2023, we had $84.0 million of cash and equivalents, including $58.0 million of restricted cash dedicated to the completion of Chamonix’s construction. We estimate that approximately $10 to $15 million of cash is used in our current day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under the Credit Facility and cash flows from operating activities, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations, including construction activities.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during the nine months ended September 30, 2023 was $3.2 million, compared to cash provided by operations of $40,000 in the prior-year period. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. During the current period, we benefited from the opening of The Temporary in February 2023. Additionally, net interest expense declined when compared to the prior-year period, benefiting from increases in both interest income and capitalized interest, as we continue to invest in our Chamonix construction project in advance of its opening later this year.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during the nine months ended September 30, 2023 was $169.8 million, which includes a gaming license payment of $50.3 million required to open The Temporary/American Place, as well as capital expenditures for Chamonix and The Temporary/American Place. Cash used in investing activities during the prior-year period was $117.2 million, which primarily related to capital expenditures for Chamonix and The Temporary.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during the nine months ended September 30, 2023 was $59.4 million, compared to cash provided by financing activities of $93.7 million in the prior-year period. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open The Temporary. In February 2022, we received $102.0 million of gross proceeds from the issuance of additional notes to develop The Temporary.

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

Debt

Long-term Debt. At September 30, 2023, we had $450.0 million of principal indebtedness outstanding under the Notes, and $27.0 million outstanding under the Credit Facility. We also owe $2.4 million related to our finance lease of a hotel at Rising Star. With the exception of the Credit Facility, we have fixed interest rates on substantially all of our debt. See Note 4 for details on our debt obligations.

Other

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments related to the construction of Chamonix and American Place.

Chamonix. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to the completion of Chamonix’s construction (see Note 4). As of December 31, 2022, approximately $134.6 million of cash was reserved under our bond indentures to complete the construction of Chamonix, excluding pre-opening expenses and capitalized interest. We expect to invest approximately $100 million of such amount in 2023 and the remaining balance in 2024, with a scheduled opening of Chamonix on December 26, 2023.

The Temporary / American Place. We were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating The Temporary by American Place, which opened in February 2023. During 2023, we expect to invest approximately $75 million into this project (excluding pre-opening expenses and capitalized interest), consisting largely of $50 million of upfront gaming license payments remitted in the first quarter of 2023 (see Note 2), costs related to the completion of The Temporary’s construction, as well as professional fees and limited sitework related to the permanent American Place facility. We will likely need additional financing to complete the permanent American Place facility. As detailed below, lawsuits filed by an unsuccessful competitor for the Waukegan gaming license may impact our ability to arrange such financing and, therefore, delay the start of meaningful construction.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix and The Temporary/American Place; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects, and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including expected revenues and expenses, our expectations regarding our ability to replace our idle sports wagering contracts in Colorado and Indiana, and our ability to operate sports wagering contracts ourselves; management’s expectation to exercise its buyout option on the Silver Slipper Casino and Hotel; our expectations regarding the potential construction of an additional hotel tower and related amenities at Silver Slipper Casino and Hotel; our expectations regarding our ability to extend the lease at the Grand Lodge Casino; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal and litigation matters, including those regarding third party litigation potentially impacting The Temporary/American Place; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures — As of September 30, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us, which is required to be included in our periodic SEC filings.

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

We received approval of our plans for Chamonix from the appropriate Cripple Creek authorities in 2021. Our Development Agreement with such authorities, as amended, requires that we complete the project by December 31, 2023. Otherwise, the City may exercise its right of reversion for previously-vacated rights of way of portions of 2nd Avenue and a nearby alley. As the casino is currently scheduled to open on December 26, 2023, management believes that the Company will satisfy the requirements in the Development Agreement and that an extension will not be necessary. However, there is no certainty that an extension would be granted if it were needed and requested.

Regarding The Temporary and American Place, on October 21, 2019, the Forest County Potawatomi Community, the owner/operator of a competing casino in downtown Milwaukee and one of the unsuccessful bidders for the Waukegan casino license, sued the City of Waukegan seeking further consideration of its casino proposal.

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

On November 17, 2021, the same plaintiff filed a second lawsuit in the Circuit Court of Cook County against the City of Waukegan, the Illinois Gaming Board (“IGB”), members of the IGB, and the IGB Administrator (the “State Action”).  Per the State Action, the plaintiff sought, among other relief, temporary, preliminary, and permanent injunctive relief enjoining the IGB from taking formal steps toward issuing the Waukegan casino license; a declaration that the City failed to comply with the statutory requirements to certify applicants for the IGB; and a finding that the IGB, therefore, had no jurisdiction to issue an owner’s license for the Waukegan casino.  The judge denied the plaintiff’s request for a temporary restraining order, which was later affirmed by the Appellate Court.  On May 13, 2022, defendants in the State Action filed a motion to dismiss the State Action based upon the plaintiff’s lack of standing relating to the purported lack of compliance by the City with the certification process and that the Illinois Gambling Act does not provide for a private right of action.  The trial court granted the motion and the plaintiff appealed. While the appeal was pending, on June 15, 2023, the IGB issued us an owner’s license for The Temporary/American Place, our Waukegan casino.  Subsequent to the issuance of the owner’s license, defendants in the State Action sought to dismiss the appeal in the State Action as moot, given the IGB’s issuance of the owner’s license.  The court granted such dismissal. However, on July 28, 2023, the Illinois Appellate Court reversed the lower court’s dismissal of the State Action, finding that the plaintiff’s action was not a private right of action under the Illinois Gambling Act and that the plaintiff had standing to pursue its claims. The Illinois Appellate Court decision was recently appealed to the Illinois Supreme Court. Although we are not a party to either lawsuit, court rulings in these actions could negatively impact our ability to secure financing for American Place, delay the opening of American Place, or otherwise affect our licensing. If the City of Waukegan and/or regulatory agencies were found to have operated improperly, we would likely have certain rights to protect or recoup our Waukegan investment. If the plaintiff were found to be filing frivolous lawsuits to delay the development of a competing casino, we also could have certain rights against the tribe.

Under Illinois law, a temporary casino is permitted to operate for two years, unless the IGB approves an additional year to accommodate appropriate construction. On June 15, 2023, we were approved by the IGB to operate The Temporary for this third year. Given the Potawatomi lawsuits and their possible negative impact on us (including our ability to finance American Place), it is possible that we will not be able to complete construction of American Place prior to the end of the third year, thus resulting in a potential operations gap between the closing of The Temporary and the opening of American Place. We intend to attempt to reduce the operations gap, if any. We could, for example, seek legislative relief so as to allow continued operation of The Temporary, which would permit continued employment and tax revenues while construction of the permanent American Place casino is completed. Such legislative relief is currently under consideration, but there is no certainty that the contemplated legislative changes will be passed. Further, completion of casino construction projects such as American Place or Chamonix, generally, can be delayed by any number of items outside of our control, including by weather, labor shortages, supply chain issues or other construction delays.  There is no assurance that these projects will not be subject to additional restrictions, delays, or challenges which would negatively impact us.

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

FULL HOUSE RESORTS, INC.

Date: November 8, 2023	By:	/s/ DANIEL R. LEE
Daniel R. Lee Chief Executive Officer (on behalf of the Registrant and as principal executive officer)

Date: November 8, 2023	By:	/s/ LEWIS A. FANGER
Lewis A. Fanger Chief Financial Officer (on behalf of the Registrant and as principal financial officer and as principal accounting officer)