Form 10-K
period 2023-12-31
FULL HOUSE RESORTS INC
filed 2024-03-15
CIK 891482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2023
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

The aggregate market value of Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant, as of June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was: $218.4 million. As of March 13, 2024, there were 34,590,150 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference

The information required by Part III of this Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2024, which definitive proxy statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

FULL HOUSE RESORTS, INC.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for which the Private Securities Litigation Reform Act of 1995 provides a safe harbor. These forward-looking statements can be identified by use of terms such as “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “future,” “possible,” “seeks,” “may,” “could,” “should,” “will,” “might,” “likely,” “enable,” or similar words or expressions, as well as statements containing phrases such as “in our view,” “we cannot assure you,” “although no assurance can be given,” or “there is no way to anticipate with certainty.” Examples of forward-looking statements include, among others, statements we make regarding our plans, beliefs or expectations regarding our growth strategies; our expected construction budgets, estimated commencement and completion dates, expected amenities, and our expected operational performance for Chamonix and American Place; our expectations regarding the legal proceedings related to the process whereby we were granted the gaming license for American Place; our expectations regarding our ability to generate operating cash flow and to obtain debt financing on reasonable terms and conditions for the construction of the permanent American Place facility; our investments in capital improvements and other projects, including the amounts of such investments, the timing of commencement or completion of such capital improvements and projects and the resulting impact on our financial results; our sports wagering contracts with third-party providers, including the expected revenues and expenses and our expectations regarding the operation and usage of our available idle sports wagering contracts, our ability to replace any terminated sports wagering contracts or our ability to operate sports wagering contracts ourselves; our expectation to exercise our buyout option on the Silver Slipper Casino and Hotel; adequacy of our financial resources to fund operating requirements and planned capital expenditures and to meet our debt and contractual obligations; expected sources of revenue; anticipated sources of funds; anticipated or potential legislative actions; beliefs in connection with our marketing efforts; factors that affect the financial performance of our properties; adequacy of our insurance; competitive outlook; outcome of legal matters; impact of recently issued accounting standards; and estimates regarding certain accounting and tax matters, among others.

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

Risks Related to our Business and Operations

●	We face significant competition from other gaming and entertainment operations.
●	We may face revenue declines if discretionary consumer spending drops, including due to an economic downturn.
●	We cannot assure you that any of our contracted sports betting parties, through the use of our permitted website “skins,” will be able to compete effectively, that our contracted sports parties will have the ability and/or willingness to sustain sports betting operations should they experience an extended period of unprofitability, or that we will have the ability to replace existing partners or vendors on similar terms as our existing contractual revenue minimums.
●	Marine transportation is inherently risky, and insurance may be insufficient to cover losses that may occur to our assets or result from our ferry boat operations.
●	Our Mississippi casino hotel and Illinois casino operations currently generate a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of those properties.
●	We derive our revenues and operating income from our properties located in Mississippi, Colorado, Indiana, Nevada and Illinois, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.
●	Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout rights or fails to extend the lease, or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.
●	A prolonged closure of our casinos would negatively impact our ability to service our debt.
●	Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
●	Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, including as a result of climate change, such as hurricanes, floods, wildfires, pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases such as the coronavirus pandemic, or other catastrophic events, including war, terrorism and gun violence.
●	Several of our properties, including Silver Slipper, Chamonix, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.
●	We may incur property and other losses that are not adequately covered by insurance, including adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.
●	We depend on our key personnel and our ability to attract and retain employees.
●	Higher wage and benefit costs could adversely affect our business.
●	Rising operating costs at our gaming properties could have a negative impact on our business.
●	We face the risk of fraud and cheating.
●	Win rates for our gaming operations depend on a variety of factors, some beyond our control.
●	The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
●	Our business may be adversely affected by legislation prohibiting tobacco smoking.
●	We rely on, among other things, trademarks, licenses, confidentiality procedures, and contractual provisions to protect our intellectual property rights and we may be unable to protect or may not be successful in protecting our intellectual property rights.
●	Our commercial success depends upon us avoiding the infringement of intellectual property rights owned by others and any such infringements, including those that are inadvertent, may have a material adverse effect on our business.
●	We are subject to risks related to corporate social responsibility and reputation.

Risks Related to Development and Growth Opportunities

●	We are engaged from time to time in one or more construction and development projects, such as Chamonix and American Place, and many factors could prevent us from completing them as planned.
●	The construction costs for our growth projects, including Chamonix and American Place, may exceed budgeted amounts plus contingencies. This may result in insufficient funds to complete these projects or the need to raise additional capital.
●	There is no assurance that any growth projects, such as American Place, will not be subject to additional regulatory restrictions, delays, or challenges.
●	A lawsuit was filed by an unsuccessful bidder for the Waukegan casino license, which could also have a negative impact on the development of our permanent American Place facility.
●	There is no assurance that our growth projects, including Chamonix and American Place, will be successful.
●	Failure to comply with the terms of our construction disbursement agreement related to Chamonix could limit our access to funds.
●	We face a number of challenges prior to opening new or upgraded facilities.
●	We may face disruption and other difficulties in integrating and managing facilities we have recently developed or acquired, or may develop or acquire in the future.
●	The construction of Chamonix and the permanent American Place facility may inconvenience customers and disrupt business activity at our adjoining casino facilities.
●	The permanent American Place facility, additional growth projects or potential enhancements at our properties may require us to raise additional capital.
●	The casino, hotel and resort industry is capital intensive, and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.
●	We may face risks related to our ability to receive regulatory approvals required to complete certain acquisitions, mergers, joint ventures, and other developments, as well as other potential delays in completing certain transactions.
●	If we fail to obtain necessary government approvals in a timely manner, or at all, it can adversely impact our various expansion, development, investment and renovation projects.
●	Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

Risks Related to our Indebtedness

●	Our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.
●	The indenture governing the Notes and the Credit Facility impose restrictive covenants and limitations that could significantly affect our ability to operate our business and lead to events of default if we do not comply with the covenants.
●	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and fund our operating expenses, working capital needs and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	We depend on our subsidiaries for certain dividends, distributions and repayment of our indebtedness, including the Notes and any borrowings under the Credit Facility.
●	Our ability to obtain additional financing on commercially reasonable terms may be limited.
●	The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets. If we default on those obligations, the holders of the Notes and lenders under the Credit Facility could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.
●	We and our subsidiaries may still be able to incur substantially more debt, including subordinated debt, which could further exacerbate the risks described above.

Risks Related to our Legal and Regulatory Environment

●	We face extensive regulation from gaming and other regulatory authorities and the cost of compliance or failure to comply with such regulations may adversely affect our business and results of operations.
●	Changes in legislation and regulation of our business could have an adverse effect on our financial condition, results of operations and cash flows.
●	Stockholders may be required to dispose of their shares of our common stock if they are found unsuitable by gaming authorities.
●	We are subject to environmental laws and potential exposure to environmental liabilities.
●	We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
●	Our ferry boat service is highly regulated, which can adversely affect our operations.

Risks Related to Technology

●	Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. If we experience damage or service interruptions, we may have to cease some or all of our operations, which will result in a decrease in revenue.
●	Our information technology and other systems are subject to cybersecurity risk, misappropriation of customer information and other breaches of information security.

General Risks

●	Our ability to utilize our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.
●	The market price for our common stock may be volatile, and investors may not be able to sell their stock at a favorable price, or at all.
●	The exercise of outstanding options to purchase common stock may result in substantial dilution and may depress the trading price of our common stock.

PART I

Item 1. Business.

References in this document to “Full House,” the ”Company,” “we,” “our,” or “us” refer to Full House Resorts, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

Introduction

Formed as a Delaware corporation in 1987, Full House Resorts, Inc. owns, leases, operates, develops, manages, and/or invests in casinos and related hospitality and entertainment facilities.

We currently operate seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. In December 2023, we began the phased opening of our newest property, Chamonix Casino Hotel (“Chamonix”), located adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are currently designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in February 2023. We are currently permitted to operate the temporary American Place facility until August 2027. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies currently operate the active online sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Regarding our remaining idle skins, we continue to evaluate whether to operate them ourselves or to have other third parties operate them. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

The following table presents selected information concerning our casino resort properties as of December 31, 2023:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Chamonix Casino Hotel*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”), one of which is currently idle	Colorado
Three sports wagering websites (“skins”), two of which are currently idle	Indiana
One sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility and Chamonix opened on February 17 and December 27, 2023, respectively.

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

Our casino properties generally operate 24 hours each day, 365 days per year. We also generally operate the hotel, food and beverage, and other on-site operations at our properties, although the steakhouse at Chamonix will be operated by a third party upon its expected opening in March 2024. Additionally, we operate a golf course, recreational vehicle park (“RV park”) and ferry service at Rising Star and an RV park at Silver Slipper. At Grand Lodge Casino (“Grand Lodge”), the adjoining hotel and the food and beverage outlets are managed by Hyatt Regency Lake Tahoe Resort, Spa and Casino (“Hyatt Lake Tahoe”).

Operating Properties

Silver Slipper Casino and Hotel (Hancock County, Mississippi)

The Silver Slipper is the western-most casino on the Mississippi Gulf Coast, midway between Biloxi, Mississippi and New Orleans, Louisiana. The property sits at the western end of an approximately eight-mile-long white sand beach, the closest such beach to the New Orleans and Baton Rouge metropolitan areas. Its customers are primarily from communities in southwestern Mississippi and southern Louisiana, including the North Shore of Lake Pontchartrain and the New Orleans and Baton Rouge metropolitan areas. In addition to its large, modern casino, the Silver Slipper offers 129 hotel rooms or suites, an on-site sportsbook, a fine-dining restaurant, a buffet, a quick-service restaurant, an oyster bar, a casino bar and a beachfront pool and bar. It also manages a nearby beachfront RV park.

The primary lease for the Silver Slipper includes approximately 38 acres, consisting of the seven-acre parcel on which the casino and hotel is situated and approximately 31 acres of protected marshlands. The lease term ends in April 2058. Through October 1, 2027, we have the option to buy out the lease.

Bronco Billy’s Casino and Hotel / Chamonix Casino Hotel (Cripple Creek, Colorado)

Bronco Billy’s and Chamonix are two integrated and adjoining casinos, and are operated by our management team as a single entity. This property is located in Cripple Creek, Colorado, a historical gold mining town located approximately one hour from Colorado Springs and two hours from Denver. Its customers are primarily from the Colorado Springs/Pueblo/Cañon City metropolitan area, the second-largest metropolitan area in Colorado, with a population of approximately 985,000 residents. Its secondary market, the Denver metropolitan area, has a population of approximately four million people. It occupies a significant portion of the key city block of Cripple Creek’s “casino strip.” Chamonix began its phased opening on December 27, 2023. When complete, the combined Bronco Billy’s / Chamonix complex will offer two large integrated casinos, approximately 300 luxury guest rooms, 14 additional hotel rooms located nearby, three casual dining outlets, a steakhouse managed by a third-party, parking garage, rooftop pool, and spa.

We own much of the real estate for these two properties, but also lease certain parking lots and buildings, including a portion of the hotel and casino, under a long-term lease. The lease has six renewal options in three-year increments through January 2035, and we have the right to buy out the lease at any time during its term.

We are allowed to offer online sports wagering through three sports “skins” in Colorado. Rather than operate these sports skins ourselves, we historically have contracted with outside companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts paid to us. As of December 31, 2023, two of our three skins were live. For our idle skin, we continue to evaluate whether to operate it ourselves or to utilize a replacement operator. There is no certainty that we will be able to enter into an agreement with a replacement operator or successfully operate the skin ourselves.

Rising Star Casino Resort (Rising Sun, Indiana)

Rising Star is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. In addition to its riverboat-based casino, Rising Star offers a land-based pavilion with approximately 31,500 square feet of meeting and convention space; a contiguous 190-guest-room hotel; an adjacent, leased 104-guest-room hotel set on three acres; a 56-space RV park; four dining outlets; surface parking; and an 18-hole golf course on over 230 acres. The 104-guest-room hotel is leased pursuant to an agreement that expires in October 2027 and contains a bargain purchase option, whereby we have the right to purchase the hotel and the landlord has the right to put the hotel to us, in both cases for $1 upon maturity of the lease. We also own 1.3 acres located in Burlington, Kentucky that is used as part of our ferry boat operations, which connects the more populous Boone County, Kentucky to our Rising Star property in Indiana.

We are allowed to offer online sports wagering through three sports “skins” in Indiana. As in Colorado, we historically have contracted with outside companies to operate such skins under their own brands in exchange for a percentage of revenues, as defined in each contract, subject to annual minimum amounts. As of December 31, 2023, one of our three skins was live. For our two idle skins, we continue to evaluate whether to operate them ourselves or to utilize replacement operators. There is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

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

Our lease currently expires on December 31, 2024. The lease was entered into in 2011 and has been extended several times, although there is no certainty that this will continue to be the case. The lease is secured by our interests under such lease, consisting of certain collateral (as defined and described in a security agreement), and is subordinate to both our 8.25% Senior Secured Notes due 2028 and Revolving Credit Facility due 2026. We own the personal property, including slot machines. The landlord currently has an option to purchase our leasehold interest and operating assets of the Grand Lodge Casino at a defined price based partially on earnings.

American Place (Waukegan, Illinois)

American Place is located in Waukegan, Illinois, a northern suburb of Chicago. Waukegan is the county seat of Lake County, which has a population of approximately 709,000. According to the U.S. Census Bureau, Lake County is the third most populous county in the state, and one of the wealthier counties in both Illinois and the United States. American Place is currently located in a temporary facility that we are permitted to operate until August 2027, which includes a large casino floor, a center bar, a fine-dining restaurant, two additional full-service restaurants, and two customized Airstream trailers located within the casino that serve beverages and quick meals.

We are currently developing the permanent American Place casino, which is projected to be completed in 2027 and will be located adjacent to the temporary facility. The permanent American Place is slated to include a world-class casino with a state-of-the-art sports book, a premium boutique hotel comprised of 20 luxurious villas, assorted eateries and bars, and other amenities designed to attract gaming and non-gaming patrons from throughout Chicagoland and beyond.

American Place is located on approximately 42 acres of land, consisting of approximately 10 acres of owned land and an adjoining approximately 32 acres that are under a 99-year lease with the City of Waukegan. We have an option to buy out the lease at any time for $30 million. If we do so prior to the opening of the permanent American Place facility, then we must continue to pay rent due to the City of Waukegan under this lease until the permanent casino is open.

Government Regulation

The gaming industry is highly regulated. We must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules, and regulations of the jurisdiction in which it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interests in the gaming operations and include, without limitation, the following conditions and restrictions:

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

Our businesses are also subject to other various federal, state, and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, smoking, environmental matters, employees, currency transactions, taxation, zoning and building codes, construction, land use, and marketing and advertising. We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results. See Part I, Item 1A. “Risk Factors – Risks Related to our Legal and Regulatory Environment” for additional discussion.

Costs and Effects of Compliance with Environmental Laws

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including emissions and discharges into the environment, and the handling and disposal of hazardous and non-hazardous substances and wastes. For example, our Indiana property is subject to environmental regulations for its riverboat, ferry boat and golf club operations. Our Mississippi property is located near environmental wetlands. In Colorado and Illinois, we are building, or have recently built, major new casino hotels and such construction must also adhere to certain environmental regulations. Our Colorado facilities, for example, are in historical mining areas. Failure to comply with applicable laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities or restrictions. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of the property may be liable for the costs of remediating contaminated soil or groundwater on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, and may also incur liability to third parties impacted by such contamination. The presence of contamination, or failure to remediate it properly, may adversely affect our ability to use, sell or rent the property. To date, none of these matters or other matters arising under environmental laws has had a material adverse effect on our business, financial condition, or results of operations; however, we cannot assure you that such matters will not have such an effect in the future.

Competition

The gaming industry is highly competitive. Gaming activities with which we compete include traditional commercial casinos and casino resorts in various states, including on tribal lands and at racetracks; state-sponsored lotteries; video poker, sports betting, and slot machines in restaurants, bars, sports arenas, and hotels; pari-mutuel betting on horse racing; and card rooms. We also face competition from Internet lotteries, sweepstakes, and other Internet gaming services, beyond those in which we participate. Internet gaming services, which are legal in some states, allow customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings. Although there is no meaningful evidence to date that this has been the case, this could divert customers from our properties, and thus, adversely affect our business. All of our casinos, as well as other casinos that we may develop or acquire, compete with all these forms of gaming. We also compete with any new forms or jurisdictions of gaming that may be legalized, as well as with other types of entertainment. Some of our competitors have more personnel and greater financial or other resources than we do. The principal methods of competition are: location, with casinos located closer to their feeder markets at an advantage; casino, lodging, entertainment and other hospitality product quality in terms of facilities, customer service and ease of access; breadth of offerings, including the types of casino games and other non-gaming amenities; and marketing, including the amount, quality, and frequency of promotions offered to guests.

Silver Slipper Casino and Hotel

Silver Slipper is in Mississippi, but is close to the North Shore of Lake Pontchartrain, one of the most affluent and fastest-growing regions in Louisiana. Louisiana law permits 15 riverboat casinos, one land-based casino, four casinos at racetracks, and in certain areas, a limited number of slot machines at qualifying truck stops and off-track betting parlors. The legislation permitting riverboat and truck stop casinos requires a local referendum. At this time, all licenses for riverboat casinos in Louisiana have been granted. Of such casinos, only one is not currently in operation and is not located near our Silver Slipper facility. Mississippi does not have a limitation on the number of casino licenses, but requires casinos to be within approximately 800 feet of the Mississippi River shoreline or the Gulf of Mexico, as defined by state law. There are occasionally proposals to relocate casinos within Louisiana or to develop new casinos in Mississippi, but there are considerable political and economic constraints on such potential competition. A proposal in 2021 to relocate an existing riverboat casino license to the North Shore of Lake Pontchartrain failed to achieve approval in a local referendum by a 63-to-37 margin.

Bronco Billy’s / Chamonix Casino Hotel

Bronco Billy’s and Chamonix are located in Cripple Creek, Colorado, which is a historical gold mining town located less than one hour from Colorado Springs, on the west side of Pikes Peak. Cripple Creek is one of only three locations in Colorado where commercial gaming is permitted. The other two locations are in cities that adjoin each other and are approximately one hour west of Denver and two hours from Colorado Springs. Downtown Denver and Colorado Springs are approximately 70 miles apart and certain suburbs of each metropolitan area largely merge into the other. Two Native American gaming operations also exist in southwestern Colorado and there are tribal casinos in Oklahoma, but these are much further from Colorado Springs and Denver than Cripple Creek. There are no federally-recognized Native American tribes in the Colorado Front Range, which includes Denver and Colorado Springs. As of December 31, 2023, Bronco Billy’s and Chamonix were two of ten gaming facilities operating in Cripple Creek. Chamonix is significantly larger and higher in quality than any of the existing casinos in Cripple Creek.

Rising Star Casino Resort

Rising Star Casino Resort is located on the banks of the Ohio River in Rising Sun, Indiana, approximately one hour from Cincinnati, Ohio, and within two hours of Indianapolis, Indiana, and Louisville and Lexington, Kentucky. One of three casinos in southeastern Indiana, its closest competitors in Indiana are each approximately 15 miles away, near bridges crossing the Ohio River. There is no bridge at Rising Star, but in September 2018, we commenced a ferry boat service connecting Rising Sun, Indiana, to the populous Northern Kentucky region. Rising Star also competes with a large land-based casino near Louisville; casinos in Ohio (including in downtown Cincinnati) and elsewhere in Indiana; and slot parlors associated with racetracks in Kentucky. A significant slot parlor associated with a racetrack opened in Northern Kentucky in September 2022.

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

Grand Lodge Casino

Grand Lodge is located in Incline Village, Nevada, and is one of three casinos located within a five-mile radius in the North Lake Tahoe area. Grand Lodge is the only casino in Incline Village itself, which is a high-end residential and tourism community. Grand Lodge also competes with casinos in South Lake Tahoe and Reno. Additionally, there are numerous Native American casinos in California serving the Northern California market.

American Place

American Place competes against two existing casinos that primarily serve the northern suburbs of Chicago, a tribal casino in Milwaukee, and slot machines in bars (limited to six machines per bar) in many parts of Illinois. American Place is the only full-service casino in Lake County, Illinois, which has a population of approximately 709,000 residents. Including areas neighboring Lake County, we estimate that American Place is the closest casino to more than one million individuals.

Marketing

Our marketing efforts are conducted through various means, including our customer loyalty programs and specialized marketing campaigns, such as our seasonal “Christmas Casino” event at Rising Star Casino Resort. We advertise through various channels, including radio, television, Internet, billboards, newspapers and magazines, direct mail, email and social media. We also maintain websites to inform customers about our properties and utilize social media sites to promote our brands, unique events, and special deals. Our customer loyalty programs include the Slipper Rewards Club, the Bronco Billy’s / Chamonix Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club, the Stockman’s Winner’s Club, and American Place’s Legacy Rewards. Under these programs, customers earn points based on their volume of wagering that may be redeemed for various benefits, such as “free play,” complimentary dining, and hotel stays.

Our properties do not have coordinated loyalty programs, due to their disparate locations. Instead, our loyalty programs focus on providing each casino’s customers the amenities they most prefer in each market.

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

Employees

As of March 1, 2024, we had 13 full-time corporate employees. We had four executive officers and three additional senior management employees. Our casino properties had 1,536 full-time and 286 part-time employees, as follows:

	March 1, 2024
Employee Count by Property / Location	Full-time	Part-time
Silver Slipper Casino and Hotel	422	49
American Place	493	75
Rising Star Casino Resort	222	72
Bronco Billy’s / Chamonix Casino Hotel	263	66
Grand Lodge Casino	75	17
Stockman’s Casino	61	7
Corporate	13	—
Total Employees	1,549	286

We believe that our relationship with our employees is excellent. None of our employees are currently represented by labor unions.

Available Information

Our principal executive offices are located at Full House Resorts, Inc., 1980 Festival Plaza Drive, Suite 680, Las Vegas, Nevada 89135, and our telephone number is (702) 221-7800. Our website address is www.fullhouseresorts.com. We make available, free of charge, on or through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and information contained on our Internet website are not part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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

The gaming industry is characterized by an increasingly high degree of competition among a large number of participants. Our casinos and contracted sport wagering businesses compete with other forms of gaming, such as casinos, racetracks, state-sponsored lotteries, sweepstakes, charitable gaming, video gaming terminals at bars, restaurants, taverns and truck stops, sports books at sports stadiums, illegal slot machines and skill games, fantasy sports and internet or mobile-based gaming platforms, including online gaming and sports betting. Certain state and other jurisdictions are considering expansion of such forms of gaming. Each of these could divert customers from our casinos and services, and thus materially and adversely affect our business.

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

We may face revenue declines if discretionary consumer spending drops, including due to an economic downturn.

Our revenues are highly dependent upon the volume and spending levels of customers at our properties and, as such, our business has been in the past, and could be in the future, adversely impacted by economic downturns. Decreases in discretionary consumer spending or changes in consumer preferences brought about by factors such as, but not limited to, lackluster recoveries from recessions; increases in interest rates; increases in costs of goods and services due to continued or increased inflationary pressures; pandemics, epidemics, widespread health emergencies, or outbreaks of infectious diseases; high unemployment levels; higher income taxes; low levels of consumer confidence; weakness or uncertainty in the housing market; cultural and demographic changes; the impact of high energy, fuel, food and healthcare costs; fears of war or actual conflicts, such as the Russian invasion of Ukraine, civil unrest, terrorism or violence; and increased stock market volatility may negatively impact our revenues and operating cash flow. This could lead to a reduction in discretionary spending by our guests on entertainment and leisure activities, which could have a material adverse effect on our revenues, cash flow and results of operations. Furthermore, during periods of economic contraction, our revenues may decrease while many of our costs remain fixed and some costs may increase, resulting in decreased earnings.

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

Our contracted sports betting parties, through the use of our permitted website “skins,” compete in a rapidly evolving and highly competitive market. The success of their sports betting operations is dependent on a number of factors that are beyond their control, and ours, including the ultimate tax rates and license fees charged by jurisdictions across the United States; their ability to gain market share in a newly developing market; the timeliness and the technological and popular viability of their products; their ability to compete with new entrants in the market; marketing offerings of their competitors; changes in consumer demographics and public tastes and preferences; and the availability and popularity of other forms of entertainment. While our current agreements with our contracted sports betting parties provide us with contractual minimums for revenue upon their launch of operations, we cannot assure you that any of our contracted sports parties will be able to compete effectively or that they will have the ability or willingness to sustain sports betting operations for an extended period of unprofitability. Should any of our contracted sports betting parties cease operations, as has happened in the past, whether due to unprofitability or for other reasons, there can be no assurance that we will be able to replace them on similar terms as our existing agreements or at all, or that we will be able to successfully operate the skins ourselves.

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

The occurrence of any of these events may result in, among other things, damage to or loss of our ferry boat, damage to other vessels and the environment, loss of revenues, short-term or long-term interruption of ferry boat service, termination of our regulatory permission to operate, fines, penalties or other restrictions on conducting business, damage to our reputation and customer relationships, and death or injury to personnel and passengers. Such occurrences may also result in a significant increase in our operating costs or liability to third parties.

Our Mississippi casino hotel and Illinois casino operations currently generate a significant percentage of our revenues and Adjusted EBITDA. Our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of those properties.

For the year ended December 31, 2023, we generated 31.9% of our revenues and 37.9% of our Adjusted EBITDA from our casino in Illinois. Similarly, we generated 32.1% of our revenues and 30.7% of our Adjusted EBITDA from our casino resort in Mississippi. Therefore, until Chamonix has fully ramped up its operations, our results will be dependent on the regional economies and competitive landscapes at our Illinois and Mississippi properties. Likewise, our ability to meet our operating and debt service requirements is dependent, in part, upon the continued success of these properties.

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

Because we derive our revenues and operating income from properties concentrated in five states, we are subject to greater risks from regional conditions than a gaming company with operating properties in a greater number of different geographic regions. A decrease in revenues from, or an increase in costs for, one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

●	regional economic conditions;
●	regional competitive conditions, including legalization or expansion of gaming in Mississippi, Colorado, Indiana, Nevada, Illinois or in neighboring states;
●	allowance of new types of gaming, such as the introduction of online sports wagering or Internet gaming;
●	reduced land or air travel due to increasing fuel costs or transportation disruptions; and,
●	vulnerability to regional economic downturns in the markets in which we operate.

Some of our operations are located on leased property. If the lessor of the Grand Lodge Casino exercises its buyout rights or fails to extend the lease, or if we default on this or certain of our other leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land at our Silver Slipper Casino and Hotel in Mississippi, certain land and buildings at Bronco Billy’s Hotel and Casino in Colorado (much of which is to be utilized for Chamonix), one of the two hotels at our Rising Star Casino Resort in Indiana, and certain parcels at American Place in Illinois. We also lease casino space at our Grand Lodge Casino in Nevada. Unless we have a purchase option under such leases and exercise such option, we will have no interest in the improvements thereon at the expiration of the leases. We have purchase options on substantially all of our leased property, except for our corporate offices, the Grand Lodge Casino, and certain storage facilities. It is either currently more advantageous for us to continue to lease rather than exercise such buyout options, or we have certain restrictions which only allow us to exercise the purchase option during certain future time periods. The obligations under the Notes and the Credit Facility are collateralized by a security interest in substantially all of our assets. The Notes contain representations and warranties, financial covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets (unless the proceeds from the sale are reinvested in other facilities within specified periods), upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix. The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing twelve-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. Under certain circumstances and at the expirations of the underlying leases, we might be forced to exercise our buyout options in order to continue to operate those properties. There is no certainty that the funds could be raised at that time at a reasonable cost, or at all, to exercise some or all of the buyout options. The operating lease at the Grand Lodge Casino, which is set to expire on December 31, 2024, includes certain lessor buyout rights based upon a multiple of EBITDA that, if exercised, could result in the lessor purchasing our leasehold interest and the operating assets on terms that may be less than fair market value or financially unfavorable to us.

Since we do not completely control the land, buildings, hotel and space underlying our leased properties, a lessor could take certain actions to disrupt our rights under the long-term leases, which are beyond our control. If the entity owning any leased land, buildings, hotel or space were to disrupt our use either permanently or for a significant period of time, and we were not in a position to exercise our buyout rights at that time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on the lease, then the lessor could terminate the affected lease and we could lose possession of the affected land, buildings, hotel or space and any improvements thereon. The loss of a lease could have a significant adverse effect on our business, financial condition and results of operations and we may then be unable to operate all or portions of the affected facilities, which, in turn, may result in a default under our debt agreements.

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

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. Moreover, gasoline shortages or fuel price increases could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facility in Indiana is also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although our Indiana casino vessel does not leave its moorings in normal operations, there are risks associated with the mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions. Our ferry boat that we operate at Rising Star has similar risks as our Indiana casino vessel, as well as additional risks related to ferry boat operations.

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

Natural disasters and extreme weather conditions, potentially exacerbated by climate change, such as major hurricanes, tornadoes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Certain of our properties are located in areas that may be subject to extreme weather conditions. Hurricanes are common in the area in which our Mississippi property is located. The severity of such natural disasters is unpredictable. In October 2020, Hurricane Zeta caused the temporary closure of the Silver Slipper and caused approximately $5 million of damage, most of which was covered by insurance. In 2005, prior to the development of the Silver Slipper, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Additionally, our Indiana property is at risk of flooding due to its proximity to the Ohio River. Wildfires are a significant risk in the Colorado and Sierra Nevada regions. Chamonix, Bronco Billy’s and Grand Lodge can be adversely affected by nearby forest fires and the impacts therefrom, as well as significant snowfall events. Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased regulatory costs, which may include capital expenditures at our existing properties to ensure compliance with any new or updated regulations. This may also adversely affect our operations. There can be no assurance that the potential impacts of climate change and severe weather will not have a material adverse effect on our properties, operations or business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or on a global scale, our business may be adversely affected. As described elsewhere in these Risk Factors, such events may result in closures of our properties, a period of business disruption, and/or in reduced operations, any of which could materially affect our business, financial condition and results of operations.

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

Several of our properties, including Silver Slipper, Chamonix, Bronco Billy’s and Rising Star, are accessed by our customers via routes that have few alternatives.

The Silver Slipper is located at the end of a dead-end road, with no other access. Chamonix and Bronco Billy’s are accessed by most guests via a mountain pass; if that pass is closed for any reason, the alternative is longer. Rising Star’s primary access from Cincinnati is via a road alongside the Ohio River; if this road is closed, for example, by flooding, the alternative routes involve a ferry boat or more winding roads through the rolling hills inland from the river. If access to any of these roads is blocked for any significant period, our results of operations and financial condition could be materially affected.

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

There is no certainty that insurance companies will continue to offer insurance at acceptable rates, or at all, in hurricane-prone areas or other areas affected by extreme weather, including the Mississippi Gulf Coast. Our cost of insurance has risen significantly in recent years. We have attempted to ameliorate such increased costs with reduced coverages and higher deductibles, in part creating additional risks. Some insurance companies may significantly limit the amount of coverage they will write in these markets and increase the premiums charged for this coverage. Additionally, uncertainty can occur as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

We depend on our key personnel and our ability to attract and retain employees.

We are highly dependent on the services of our executive management team and other members of our senior management team. Our ability to attract and retain key personnel is affected by the competitiveness of our compensation packages and the other terms and conditions of employment, our continued ability to compete effectively against other gaming companies, and our growth prospects. The loss of the services of any members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. We have faced increased challenges in attracting and retaining qualified employees, particularly in light of recent labor shortages. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue to conduct and expand our business. There can be no assurance that we will be able to retain and motivate our employees.

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

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

●	continued or increased inflationary pressures;
●	supply chain issues that are beyond our control;
●	changes in federal, state or local tax or regulations, including gaming regulations or gaming taxes, could impose additional restrictions or increase our operating costs;
●	aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base or attract new customers;
●	as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;
●	our reliance on slot play revenues and any additional costs imposed on us from slot machine vendors;
●	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa services and golf;
●	availability and costs associated with insurance;
●	increases in costs of labor;
●	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;
●	our properties use significant amounts of water, and a water shortage may adversely affect our operations; and
●	at Grand Lodge, we rely on Hyatt Lake Tahoe to provide certain items at reasonable costs, including food, beverages, parking and rooms. Any change in its pricing or the availability of such items may affect our ability to compete.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

We face the risk of fraud and cheating.

Our gaming customers may attempt or commit fraud or cheat in order to increase winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees directly or through collusion with dealers, surveillance staff, floor managers or other staff. While we carry insurance for employee theft, such insurance may not cover all or any of such losses. Failure to discover such acts or schemes in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to Development and Growth Opportunities

We are engaged from time to time in one or more construction and development projects, such as Chamonix and American Place, and many factors could prevent us from completing them as planned.

We are currently in the final stages of construction at Chamonix in Cripple Creek, Colorado, adjoining and connected to our existing Bronco Billy’s casino. We also intend to construct the permanent American Place facility in Waukegan, Illinois, located adjacent to its current temporary facility.

Construction of these types of projects have certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Our development and expansion projects are exposed to significant risks, including:

●	shortage of materials, including due to supply chain issues that are beyond our control;
●	shortage of skilled labor or work stoppages;
●	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;
●	increases in the cost of steel and other raw materials for construction, driven by inflation, U.S. tariffs on imports, demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects;
●	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes, the impacts of pandemics, or other casualty losses or delays;
●	unanticipated cost increases or delays in completing the project;
●	delays in obtaining, or inability to obtain or maintain, necessary licenses or permits;
●	lack of sufficient funds, or delays in the availability of, financing;
●	failure to comply with the terms of our disbursement agreements under our indenture could limit our access to funds for the projects;
●	changes to plans or specifications;
●	performance by contractors and subcontractors;
●	disputes with contractors;
●	mechanic’s liens on real property collateral that may have priority over the liens securing our indebtedness;
●	personal injuries to workers and other persons;
●	structural heights and the use of cranes;
●	disruption of our operations caused by diversion of management’s attention to new development projects and construction at our existing properties;
●	potential remediation of environmental contamination at our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;
●	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;
●	requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and
●	other unanticipated circumstances or cost increases.

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

The construction costs for our growth projects, including Chamonix and American Place, may exceed budgeted amounts plus contingencies. This may result in insufficient funds to complete these projects or the need to raise additional capital.

Delays in the completion of the plans and specifications for our growth projects, including Chamonix and the permanent American Place facility, could delay completion of the projects. In addition, completion of the plans and specifications while construction is in progress could cause inefficiencies, and certain items may need to be modified or replaced after they have been purchased, constructed or installed in order to conform to building code requirements or subsequently-developed plans and specifications. Although construction of Chamonix is nearing completion, the Pre-Construction Services Agreement and Letter of Intent with our general contractor for Chamonix provides that the cost of construction may increase and the deadlines for the contractor’s obligations to complete construction may be adjusted for alterations in the project’s scope. We may enter into similar arrangements with the general contractor for the permanent American Place facility. We can give no assurance that changes in the scope of these projects will not increase the cost of the projects or extend their completion dates. We establish budgets for the projects based, in part, on our estimate of the cost of various construction goods and services for parts of the projects that, in some cases, are not yet fully designed. If the actual cost with respect to these allowance items exceeds the estimated amount, we will be responsible for the payment of those excess amounts out of the cash flow from our other operations and from cash balances and other financial resources. Our cash flow, cash reserves and other financial resources may not be adequate at any given time to address balancing of the construction budgets if there are increased costs. If our contingency, cash flow from operations and anticipated excess liquidity are insufficient to cover any shortfall, we may not have sufficient funds to complete the projects without seeking additional capital or at all.

A lawsuit was filed by an unsuccessful bidder for the Waukegan casino license, which could also have a negative impact on the development of our permanent American Place facility.

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

On November 17, 2021, the same plaintiff filed a second lawsuit in the Circuit Court of Cook County against the City of Waukegan, the Illinois Gaming Board (“IGB”), members of the IGB, and the IGB Administrator (the “State Action”).  Per the State Action, the plaintiff sought, among other relief, temporary, preliminary, and permanent injunctive relief enjoining the IGB from taking formal steps toward issuing the Waukegan casino license; a declaration that the City failed to comply with the statutory requirements to certify applicants for the IGB; and a finding that the IGB, therefore, had no jurisdiction to issue an owner’s license for the Waukegan casino.  The judge denied the plaintiff’s request for a temporary restraining order, which was later affirmed by the Appellate Court.  On May 13, 2022, defendants in the State Action filed a motion to dismiss the State Action based upon the plaintiff’s lack of standing relating to the purported lack of compliance by the City with the certification process and that the Illinois Gambling Act does not provide for a private right of action.  The trial court granted the motion and the plaintiff appealed. While the appeal was pending, on June 15, 2023, the IGB issued us an owner’s license for American Place, our Waukegan casino.  Subsequent to the issuance of the owner’s license, defendants in the State Action sought to dismiss the appeal in the State Action as moot, given the IGB’s issuance of the owner’s license.  The court granted such dismissal. However, on July 28, 2023, the Illinois Appellate Court reversed the lower court’s dismissal of the State Action, finding that the plaintiff’s action was not a private right of action under the Illinois Gambling Act and that the plaintiff had standing to pursue its claims. The Illinois Appellate Court decision was appealed to the Illinois Supreme Court. Although we are not a party to either lawsuit, court rulings in these actions could negatively impact our ability to secure financing for the permanent American Place facility, delay the opening of the permanent facility, or otherwise affect our licensing, which would have a negative impact on us. If the City of Waukegan and/or regulatory agencies were found to have operated improperly, we would likely have certain rights to protect or recoup our Waukegan investment. If the plaintiff were found to be filing frivolous lawsuits to delay the development of a competing casino, we also could have certain rights against the tribe.

There is no assurance that any growth projects, such as American Place, will not be subject to additional regulatory restrictions, delays, or challenges.

We are still developing our plans related to the permanent facility for American Place. Such plans will be subject to regulatory approval. While Illinois regulations allow us to operate the temporary American Place facility until August 2027, the design and construction of the permanent American Place facility may require several years and may not be completed within this timeframe. We intend to avoid having an extended period of time between the closing of the temporary and the opening of the permanent American Place facilities, as it could be detrimental to our business, but there is no certainty that this can be achieved. Completion of the permanent American Place facility could also be delayed by weather, labor shortages, supply chain issues or other construction delays. There is no assurance that construction projects such as the permanent American Place facility will not be subject to additional restrictions, delays, or challenges.

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

As of December 31, 2023, we had approximately $37.6 million deposited in a construction disbursement account for Chamonix. The funds in the construction disbursement account, which will be used to fund the completion of the design, development, construction, equipping and opening costs of Chamonix, will be disbursed pursuant to the terms of our Cash Collateral and Disbursement Agreement. Funds will be distributed from this account only upon satisfaction of certain conditions, including the approval of the disbursements by an independent construction consultant, as contemplated by the Cash Collateral and Disbursement Agreement. Such agreement is designed to ensure that the funds in the construction disbursement account at each test date are sufficient to fund the anticipated costs to complete the Chamonix project. If we fail to satisfy draw conditions or the independent construction consultant does not give its approval to construction draws, in each case under our Cash Collateral and Disbursement Agreement, we may have to put additional funds into the construction disbursement account. There is no certainty that we would have access to funds when needed to keep the account “in balance,” which could cause delays in the construction of Chamonix.

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

The construction of Chamonix and the permanent American Place facility may inconvenience customers and disrupt business activity at our adjoining facilities.

Although we have attempted to minimize operational disruptions, continuing construction of Chamonix has required portions of the adjoining Chamonix/Bronco Billy’s complex to be closed or disrupted. For example, while Chamonix began its phased opening in December 2023, guests continue to be impacted by construction necessary to complete its remaining amenities, including the rooftop pool, spa, and a new Italian restaurant. The temporary American Place facility was designed so that construction of its permanent facility on adjoining land should not materially disrupt business activity, but there is no certainty that this will be the case. Disruptions in operations at our Colorado or Illinois facilities could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2023, the total principal amount of our indebtedness, excluding unamortized debt issuance costs, was $450.0 million, consisting entirely of the Notes. Our Credit Facility remains outstanding for $27.0 million as of this report date. The Notes and the Credit Facility are summarized in Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” We also have a finance lease at our Rising Star Casino Resort with an outstanding balance of $2.2 million.

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

Our ability to comply with the covenants under the indenture, the Credit Facility, or in any instrument governing future indebtedness, may be affected by general economic conditions, industry conditions, and other events beyond our control, including delays in the completion of new projects under construction. As a result, there can be no assurance that we will be able to comply with these covenants. Our failure to comply with the covenants contained under the indenture, the Credit Facility, or in any instrument governing future indebtedness, including failure to comply as a result of events beyond our control, could result in an event of default. If there were an event of default and it is not waived by the requisite parties (at their option), the agent, the trustee or holders, as applicable, could cause all the outstanding obligations under the Notes, the Credit Facility or other future indebtedness to be due and payable, subject to applicable grace periods, which could materially and adversely affect our operating results and our financial condition. Additionally, this could trigger cross-defaults under other debt obligations. We cannot assure you that our assets or cash flow would be sufficient to repay our obligations under the Notes, the Credit Facility or any future outstanding debt obligations, if accelerated upon an event of default, or that we would be able to borrow sufficient funds to refinance the Notes, the Credit Facility or any future debt instruments.

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

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity or operational needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Such alternative measures, if necessary, may not be available on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Notes and the Credit Facility restrict our ability to dispose of assets and use the proceeds from asset dispositions, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable and foreclose against the collateral securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in us.

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

Although we believe that our cash, cash equivalents, working capital, future cash from operations, and the capital obtained from the Notes and available borrowing under the Credit Facility will provide adequate resources to fund completion of Chamonix and ongoing operating requirements, we may need to refinance or seek additional financing to compete effectively or grow our business, including to complete the permanent American Place facility. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain financing transactions require approval of gaming regulatory authorities. Some requirements may prevent or delay us from obtaining necessary capital. We cannot assure you that we will be able to obtain any additional financing, refinance our existing debt, or fund our growth efforts. If we are unable to obtain financing on commercially reasonable terms, it could:

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

We and our subsidiaries may still be able to incur substantially more debt, including subordinated debt, which could further exacerbate the risks described above.

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

Our information technology and other systems are subject to cybersecurity risk, misappropriation of customer information and other breaches of information security.

We rely extensively on our computer systems to process customer transactions, manage customer data, manage employee data and communicate with third-party vendors and other third parties, and we may also access the Internet to use our computer systems. Our operations require that we collect and store customer data, including credit card numbers and other personal information, for various business purposes, including marketing and promotional purposes. We also collect and store personal information about our employees. Breaches of our security measures or information technology systems or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive personal information or confidential data about us, or our customers, or our employees including the potential loss or disclosure of such information as a result of hacking or other cyber-attack, computer virus, fraudulent use by customers, employees or employees of third party vendors, trickery or other forms of deception or unauthorized use, or due to system failure, could expose us, our customers, our employees or other individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation or brand names or otherwise harm our business. Additionally, disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and the results of operations. We rely on proprietary and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of customer information, such as payment card, employee information and other confidential or proprietary information. Our data security measures are reviewed and evaluated regularly; however, they might not protect us against increasingly sophisticated and aggressive threats, and disruptions in our computer systems can occur notwithstanding the data security measures and disaster recovery plans that we have in place. The cost and operational consequences of implementing further data security measures could be significant and there is no certainty that such measures, if purchased, could thwart all threats. Additionally, while we maintain cyber risk insurance to assist in the cost of recovery from a significant cyber event, such coverage may not be sufficient.

Additionally, the collection of customer and employee personal information imposes various privacy compliance related obligations on our business and increases the risks associated with a breach or failure of the integrity of our information technology systems. The collection and use of personal information are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Any loss, disclosure of, misappropriation of, or access to customers’, employees’ or other personal, proprietary information or any other breach of our network or information security could result in extensive legal proceedings or legal claims, including regulatory investigations and actions, or liability for failure to comply with state or federal privacy and information security laws, including for failure to protect personal information or for misusing personal information.  These items could disrupt our operations, cause extensive damage to our reputation, and expose us to legal claims from customers, employees, financial institutions, regulators, payment card associations, and other persons, any of which could adversely affect our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

Risk Assessment. We have incorporated policies and procedures aimed at securing and protecting company records and operations.  At a minimum, our cybersecurity programs are benchmarked against and aligned to the Center for Internet Security (CIS) Version 8 framework ⸺ a universally accepted and recognized controls standard published in 2021 ⸺ to guide annual risk assessments and ongoing control monitoring activities.  External experts are also utilized for both annual and periodic risk assessments, as needed, to ensure broad and in-depth evaluations of the transforming cybersecurity environment.

Incident Response and Recovery Planning. We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of these plans, while also providing necessary training tools and guidance for company personnel. All of these items are incorporated into our overall risk management program.

Third-Party Risk Management. As part of our risk identification efforts and overall cybersecurity risk management framework, we have processes in place to assess and manage third-party service provider cybersecurity risks.  Such processes include initial and periodic reviews of independent attestation reports, as well as additional evaluation and due diligence that are dependent on our classification of data stored or processed by the third-party provider.

Governance

Qualifications. We view cybersecurity as a shared responsibility.  To that end, the members of our Cybersecurity Committee represent a range of functions from across our company, including our property information technology directors, Corporate Controller, Vice President of Internal Audit and Compliance, Corporate Secretary and General Counsel, and the Western Director of Finance. This group has primary responsibility for assessing and managing material cybersecurity risks.  The combined experience of this group consists of approximately 14 decades of direct information technology leadership experience, in addition to multiple degrees and specialized training and certifications in the information technology and cybersecurity field.

External Assessments. We engage independent third parties to conduct infrastructure and application security assessments and penetration testing.  These third parties also help us assess our internal preparedness.

Management’s Role. Our Cybersecurity Committee members and external experts meet quarterly, at a minimum, with the primary purpose of identifying emerging company risks and related solutions, and evaluating the progress of previously-identified risk mitigation activities.

Board Oversight. Our Board, with direct oversight by the Audit Committee and senior management, ultimately presides over our management of cybersecurity risk. The Board routinely receives reports from the Cybersecurity Committee, via the Audit Committee, about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information system security vulnerabilities.

There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective.  Further, although we have not experienced any recent material cybersecurity incidents, we face a number of cybersecurity risks in connection with our business.  Other casino companies have reported large-scale cybersecurity incidents.  We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.  See Part I, Item 1A. “Risk Factors – Risks Related to Technology” for additional discussion.

Item 2. Properties.

Substantially all of our assets collateralize our indebtedness, as discussed in Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” Several of our facilities are subject to leases of the underlying real estate assets, which may, among other things, include the land underlying the facility and, in some cases, buildings used in business operations, as discussed in Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” See Part I, Item 1. “Business — Operating Properties” for additional discussions.

		December 31, 2023
		Owned	Leased
		Land	Land		Slot	Table	Hotel
Segments and Properties	Locations	(acres)	(acres)		Machines	Games	Rooms
Midwest & South
American Place(a)	Waukegan, IL	9.95	31.70	(b)	937	48	─
Silver Slipper Casino and Hotel	Hancock County, MS	0.03	44.18	(b)	759	20	129
Rising Star Casino Resort	Rising Sun, IN	289.58	3.01	(b)	633	16	294
West
Bronco Billy’s / Chamonix Casino Hotel(c)	Cripple Creek, CO	6.20	4.13	(b)	606	16	313
Grand Lodge Casino	Incline Village, NV	─	0.48		265	9	(d)
Stockman’s Casino	Fallon, NV	4.73	─		189	3	─

__________

(a)	The temporary American Place facility opened on February 17, 2023 and does not have hotel operations. The permanent American Place facility (under development) is currently expected to have 1,640 slot machines, 100 table games, and a premium boutique hotel comprised of 20 luxury villas.
(b)	The Company has the right to buy out such leases at a fixed price.
(c)	Bronco Billy’s and Chamonix are two integrated and adjoining casinos, operated by our management team as a single entity. Chamonix began its phased opening on December 27, 2023.
(d)	Located within the Hyatt Lake Tahoe, which offers 422 rooms.

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

On March 13, 2024, we had 70 “registered holders” of record of our common stock. We believe that a substantial number of stockholders hold their common stock in “street name” or are otherwise beneficial holders whose shares of record are held by banks, brokers, and other financial institutions. Such holders are not included in the number of “registered holders” above.

Dividend Policy

We do not currently pay dividends on our common stock. The payment of dividends in the future will be at the discretion of our board of directors and will be contingent upon our revenues and earnings, if any; the terms of our indebtedness; our capital requirements; growth opportunities; and general financial condition. Our debt covenants currently restrict the payment of dividends and it is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, debt reduction and growth initiatives, reinvesting such earnings on behalf of stockholders. Accordingly, we do not anticipate paying any dividends in the foreseeable future.

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

Executive Overview

Our primary business is the ownership and/or operation of casino and related hospitality and entertainment facilities, which includes offering, among other amenities, casino gambling, hotel accommodations, dining, golf, RV camping, sports betting, entertainment and retail outlets. We currently operate seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. In December 2023, we began the phased opening of our newest property, Chamonix Casino Hotel (“Chamonix”), located adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are currently designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in Waukegan, Illinois, in February 2023. We are currently permitted to operate the temporary American Place facility until August 2027. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies operate the active sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Regarding our remaining idle skins, we continue to evaluate whether to operate them ourselves or to have other third parties operate them. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

Starting in the first quarter of 2023, we updated our reportable segments to Midwest & South, West, and Contracted Sports Wagering. This change reflects a realignment within the Company as a result of our continued growth. See Note 11 for additional information about our segments, which are based primarily on geographic regions within the United States and type of income.

The following table presents selected information concerning our segments:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Chamonix Casino Hotel*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”), one of which is currently idle	Colorado
Three sports wagering websites (“skins”), two of which are currently idle	Indiana
One sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility and Chamonix opened on February 17 and December 27, 2023, respectively.

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

We set minimum and maximum betting limits for our slot machines and table games based on market conditions, customer demand and other factors. Our gaming revenues are derived from a broad base of guests that includes both high- and low-stakes players. At Silver Slipper, our sports book operations are in partnership with a company specializing in race and sports betting. At Rising Star, Bronco Billy’s, and American Place, we have contracted with other companies to operate our online sports wagering skins under their own brands in exchange for a percentage of revenues, as defined, subject to annual minimum amounts. Our operating results may also be affected by, among other things, overall economic conditions affecting the disposable income of our guests, weather conditions affecting access to our properties, achieving and maintaining cost efficiencies, taxation and other regulatory changes, and competitive factors, including but not limited to, additions and improvements to the competitive supply of gaming facilities, as well as pandemics and similar widespread health emergencies.

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

Recent Developments

Chamonix Casino Hotel. On December 27, 2023, we began the phased opening of Chamonix in Cripple Creek, Colorado. Designed to integrate with our adjacent Bronco Billy’s Casino, the combined gaming complex currently offers a large, modern casino; luxury hotel with approximately 300 guest rooms; 14 additional guest rooms located nearby; parking garage; meeting and entertainment facilities; high-end steakhouse; and two additional casual restaurants. When complete later this year, the destination will also include a spa, rooftop pool, and a new Italian restaurant. Chamonix is the only luxury casino hotel located near the Colorado Springs metropolitan area.

American Place. In February 2023, we opened our temporary American Place facility in Waukegan, Illinois, which we intend to operate while we design and construct the larger, permanent American Place facility. We recently received approvals to operate the temporary American Place facility until August 2027. It currently includes approximately 940 slot machines, 48 table games, a fine-dining restaurant, two additional restaurants, a center bar and a sportsbook. The permanent American Place facility is expected to include a world-class casino with a state-of-the-art sportsbook, a premium boutique hotel comprised of 20 luxurious villas, and various food and beverage outlets.

Key Performance Indicators

We use several key performance indicators to evaluate the operations of our properties. These key operating measures are presented as supplemental disclosures because management uses these measures to better understand period-over-period fluctuations in our casino and hotel operating revenues and as a measure of our performance. These key performance indicators include the following and are disclosed in our discussions, where applicable, for certain jurisdictions on segment performance:

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

Room revenue indicators:

Hotel occupancy rate is an indicator of the utilization of our available rooms. Complimentary room sales, or the retail value of accommodations furnished to customers on a complimentary basis, are included in the calculation of the hotel occupancy rate.

Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA:

Management uses Adjusted EBITDA as a measure of our performance. For a description of Adjusted EBITDA, see “Non-GAAP Financial Measure.” We utilize Adjusted Segment EBITDA as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. For information regarding our operating segments, see Note 11 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.” Additionally, we use Adjusted Segment EBITDA Margin, which is calculated by dividing Adjusted Segment EBITDA by the segment’s total revenues.

Same-store Adjusted Segment EBITDA is Adjusted Segment EBITDA further adjusted to exclude the Adjusted Property EBITDA of properties that have not been in operation for a full year. Adjusted Property EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, certain impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each property.

Results of Operations 2023 Compared to 2022

Consolidated operating results

The following tables summarize our consolidated operating results for the years ended December 31, 2023 and 2022:

	Year Ended
(In thousands)	December 31,		Increase /
	2023	2022	(Decrease)
Revenues	$241,060	$163,281	47.6%
Operating expenses	242,222	150,598	60.8%
Operating (loss) income	(1,162)	12,683	(109.2)%
Interest and other non-operating expenses, net	22,593	27,518	(17.9)%
Income tax expense (benefit)	1,149	(31)	3,806.5%
Net loss	$(24,904)	$(14,804)	68.2%

	Year Ended
(In thousands)	December 31,		Increase /
	2023	2022	(Decrease)
Casino revenues
Slots	$148,363	$99,490	49.1%
Table games	28,122	13,535	107.8%
Other	448	851	(47.4)%
	176,933	113,876	55.4%

Non-casino revenues, net
Food and beverage	33,980	26,494	28.3%
Hotel	9,428	9,282	1.6%
Other	20,719	13,629	52.0%
	64,127	49,405	29.8%
Total revenues	$241,060	$163,281	47.6%

	Year Ended
	December 31,		Increase /
(In thousands)	2023	2022	(Decrease)

Slot coin-in	$2,605,335	$1,837,852	41.8%
Slot win(1)	$191,556	$135,793	41.1%
Slot hold percentage(2)	7.4%	7.4%	—	pts
Table game drop	$152,854	$76,130	100.8%
Table game win(1)	$28,372	$13,733	106.6%
Table game hold percentage(2)	18.6%	18.0%	0.6	pts

__________

(1)	Does not reflect reductions in casino revenues from “discretionary comps.” For details on our customer loyalty programs, see Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)	The three-year averages for slot hold percentage and table game hold percentage were 7.4% and 18.3%, respectively. Longer-term hold percentages can vary due to a number of factors, including the addition of new properties like Chamonix and American Place, or changes in our game mix.

The following discussion is based on our consolidated financial statements for the years ended December 31, 2023 and 2022.

Revenues. Consolidated total revenues increased by 47.6% (or $77.8 million) in 2023, reflecting the February 2023 opening of American Place, which contributed $77.0 million during the year. This increase also reflects the termination of two sports wagering agreements in September 2023, which contributed $5.8 million in accelerated revenues for the year ended December 31, 2023.  Excluding revenue contributions from American Place, total revenues increased $0.8 million (0.5%) when compared to 2022, despite lower gaming volumes in 2023.

For more information, see “Supplemental Information – Same-store Operating Results.”

Operating expenses. Consolidated operating expenses increased by 60.8% (or $91.6 million) in 2023, which was primarily due to the commencement of operations at American Place, including $23.7 million in selling, general and administrative costs, $23.6 million in depreciation and amortization, and $10.0 million of preopening costs for the year ended December 31, 2023. Operating expenses in 2023 also included $5.7 million of preopening costs related to the construction and opening of Chamonix.

See further information within our reportable segments described below.

Interest and other non-operating expense, net.

Interest Expense

Interest expense, net, consists of the following:

	Year Ended
(In thousands)	December 31,
	2023	2022
Interest expense (excluding bond fee amortization and discounts/premiums)	$39,860	$33,496
Amortization of debt issuance costs and discounts/premiums	2,793	1,649
Capitalized interest	(15,938)	(10,802)
Interest income and other	(3,738)	(1,355)
	$22,977	$22,988

Net interest expense for 2023 was relatively flat, reflecting an increase in capitalized interest related to the construction of Chamonix and additional interest income earned from our cash balances, which nearly offset an increase in interest expense due to additional borrowings in the first quarter of 2023. See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Other non-operating expense, net

In 2023, we had $0.4 million of other non-operating income, consisting of insurance settlement proceeds from hurricane damage at Silver Slipper in 2020. In 2022, we incurred $4.5 million of other non-operating expense, primarily consisting of debt modification costs related to our offering of $100 million of additional notes in February 2022.

Income taxes. Our effective income tax rates for the years ended December 31, 2023 and 2022 were (4.8%) and 0.2%, respectively. Our tax rates differ from the statutory rate of 21.0% primarily due to changes in our valuation allowance and items that are permanently treated differently for GAAP and tax purposes. During 2023, we continued to provide a valuation allowance against our deferred tax assets (“DTAs”), net of any available deferred tax liabilities, as applicable, based on our analysis of the timing of reversal of such deferred taxes. For 2023, the valuation allowance was $24.0 million, compared to $15.2 million for 2022. In future years, if it is determined that we meet the more-likely-than-not threshold of utilizing our DTAs, then we may reverse some or all of our valuation allowance.

We do not expect to pay any federal income taxes or receive any federal tax refunds related to our 2023 results. Due to the commencement of business operations at American Place, we expect to pay a state income tax in Illinois of $0.5 million. We used net operating loss carryforwards from previous years to offset federal taxable income generated in 2023. Due to the level of uncertainty regarding sufficient prospective income as measured under GAAP, we maintain a valuation allowance against our DTAs, as mentioned above. See Note 8 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion.

Operating Results — Reportable Segments

We manage our casinos based primarily on geographic regions within the United States and type of income. For more information, please refer to our earlier discussion within the “Executive Overview” section.

The following table presents detail by segment of our consolidated revenues and Adjusted EBITDA (see “Non-GAAP Financial Measure” for more information). Additionally, management uses Adjusted Segment EBITDA as its measure of segment profitability in accordance with GAAP.

(In thousands)	Year Ended
	December 31,		Increase /
	2023	2022	(Decrease)
Revenues
Midwest & South	$192,358	$119,950	60.4%
West	35,888	36,135	(0.7)%
Contracted Sports Wagering	12,814	7,196	78.1%
	$241,060	$163,281	47.6%
Adjusted Segment EBITDA and Adjusted EBITDA
Midwest & South	$39,028	$26,376	48.0%
West	2,408	4,220	(42.9)%
Contracted Sports Wagering	11,663	7,127	63.6%
Adjusted Segment EBITDA	53,099	37,723	40.8%
Corporate	(4,542)	(5,589)	(18.7)%
Adjusted EBITDA	$48,557	$32,134	51.1%

Adjusted Segment EBITDA Margin
Midwest & South	20.3%	22.0%	(1.7)	pts
West	6.7%	11.7%	(5.0)	pts
Contracted Sports Wagering	91.0%	99.0%	(8.0)	pts

Supplemental Information — Same-store Operating Results

The following table presents the financial results of our Midwest & South operations on a same-store basis for the years ended December 31, 2023 and 2022 for revenues and Adjusted Segment EBITDA; see “Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA” for additional information.

Same-store operations exclude results of new and acquired operating segments that have not been in operations for longer than a year, starting from the date of commencement or acquisition through the end of the reporting period. Accordingly, for Midwest & South, we have excluded the results of American Place for periods subsequent to its commencement of operations.

(In thousands)	Year Ended
	December 31,		Increase /
	2023	2022	(Decrease)
Midwest & South same-store total revenues(1)	$115,371	$119,950	(3.8)%
American Place	76,987	—	N.M.
Midwest & South total revenues	$192,358	$119,950	60.4%

Midwest & South same-store Adjusted Segment EBITDA(1)	$20,619	$26,376	(21.8)%
American Place	18,409	—	N.M.
Midwest & South Adjusted Segment EBITDA	$39,028	$26,376	48.0%

Midwest & South same-store Adjusted Segment EBITDA margin(1)	17.9%	22.0%	(4.1)	pts
American Place	23.9%	—%	23.9	pts
Midwest & South Adjusted Segment EBITDA margin	20.3%	22.0%	(1.7)	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from American Place, which opened on February 17, 2023.

The following table presents the financial results of our Contracted Sports Wagering operations on a same-store basis for the years ended December 31, 2023 and 2022 for revenues and Adjusted Segment EBITDA; see “Adjusted EBITDA, Adjusted Segment EBITDA, Adjusted Segment EBITDA Margin and Adjusted Property EBITDA” for additional information.

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

(In thousands)	Year Ended
	December 31,		Increase /
	2023	2022	(Decrease)
Contracted Sports Wagering same-store total revenues(1)	$4,773	$5,555	(14.1)%
Accelerated revenues due to contract terminations(2)	5,794	1,641	253.1%
Illinois	2,247	—	N.M.
Contracted Sports Wagering total revenues	$12,814	$7,196	78.1%

Contracted Sports Wagering same-store Adjusted Segment EBITDA(1)	$3,717	$5,486	(32.2)%
Accelerated revenues due to contract terminations(2)	5,794	1,641	253.1%
Illinois	2,152	—	N.M.
Contracted Sports Wagering Adjusted Segment EBITDA	$11,663	$7,127	63.6%

Contracted Sports Wagering same-store Adjusted Segment EBITDA margin(1)	77.9%	98.8%	(20.9)	pts
Illinois	95.8%	—%	95.8	pts
Contracted Sports Wagering Adjusted Segment EBITDA margin	91.0%	99.0%	(8.0)	pts

__________
N.M. Not meaningful.

(1)	Same-store operations exclude results from Illinois, which contractually commenced on August 15, 2023. For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations.
(2)	For enhanced comparability, we also excluded accelerated revenues due to contract terminations from same-store operations. Such adjustments reflect two sports skins that ceased operations in the third quarter of 2023, and two sports skins that ceased operations in the second quarter of 2022.

Midwest & South

Our Midwest & South segment includes Silver Slipper Casino and Hotel, Rising Star Casino Resort and American Place, which opened in Waukegan, Illinois, in February 2023. Compared to 2022, total revenues in 2023 increased by 60.4% (or $72.4 million), primarily due to the opening of American Place. Excluding results from American Place, same-store revenues declined by 3.8% (or $4.6 million), primarily due to lower casino revenue during the year.

Reflecting the February 2023 opening of American Place, casino revenue increased by 78.0% (or $63.7 million), led by a 70.2% increase in slot revenue (or $50.0 million). Table games revenue increased by 146.8% (or $14.1 million). Excluding results from American Place, same-store casino revenue declined by 9.9% (or $8.0 million), primarily due to lower slot and table games hold percentages at Silver Slipper and changes in promotions versus the prior year. To a lesser extent, same-store slot revenue for 2023 was adversely impacted by lower slot volumes at Rising Star versus the prior year, likely due to the opening of a new, competing racetrack casino in September 2022 in Northern Kentucky.

Non-casino revenue increased by 22.7% (or $8.7 million), largely due to increases in food and beverage revenue. Food and beverage revenue rose 29.7% (or $7.0 million), including $3.8 million generated by American Place. Non-casino revenue also benefited from $1.4 million in ATM and related surcharge income at American Place during 2023. Hotel revenues for the segment remained relatively flat during the year, as the temporary American Place facility does not have hotel operations.

Adjusted Segment EBITDA increased by 48.0% (or $12.7 million) from the prior year, reflecting the February 2023 opening of American Place, which generated $18.4 million of Adjusted Property EBITDA, offsetting a same-store Adjusted Segment EBITDA decline of $5.8 million (21.8%) during 2023. Same-store operations were primarily affected by declines in casino revenues and higher operating costs at Silver Slipper, such as property insurance, as well as increases in labor expenses generally.

Of note, the temporary American Place facility was not operating at full capacity during 2023. American Place operated only one of its major restaurants in the first quarter, followed by a second restaurant that opened in April 2023. In February 2024, its high-end restaurant opened, thus completing the temporary American Place facility. Also, in September 2023, an on-site sportsbook commenced operations.

West

Our West segment includes Grand Lodge, Stockman’s Casino, Bronco Billy’s Casino and Hotel, and Chamonix Casino Hotel, which opened on December 27, 2023. The market in Cripple Creek, Colorado, is seasonal, favoring the summer months. Our Nevada operations have historically been seasonal, with the summer months accounting for a disproportionate share of annual revenues. Additionally, snowfall levels during the winter months can often affect operations, as Grand Lodge is located near several major ski resorts. While Grand Lodge typically benefits from a “good” snow year, resulting in extended periods of operation at the nearby ski areas, excessive snow levels can also result in challenging driving conditions or the closure of roads leading to the property.

Total revenues decreased by 0.7% (or $0.2 million), primarily due to planned business disruptions to accommodate the construction of Chamonix. These significant construction disruptions included temporarily-reduced gaming and restaurant capacity at Bronco Billy’s, as well as the absence of all on-site hotel rooms and on-site self-parking until Chamonix’s opening at the end of 2023. To alleviate the lack of on-site parking during 2022 and nearly all of 2023, Bronco Billy’s offered, and incurred the cost of offering, complimentary valet parking, as well as a free shuttle service to an off-site parking lot.

Casino revenue decreased by 2.0% (or $0.7 million), largely due to the construction disruptions at Bronco Billy’s mentioned above. Slot revenue declined by 3.9% (or $1.1 million), despite an increase in slot hold percentages at Bronco Billy’s and Grand Lodge. Table games revenue improved by 11.4% (or $0.4 million) due to an increase in table games drop at Bronco Billy’s, as Bronco Billy’s was undergoing a casino refurbishment for a majority of 2022, and an increase in the table games hold percentage at Stockman’s. Adverse weather also negatively affected gaming volumes in Nevada, especially at Grand Lodge, where heavy snowfall in February and March 2023 created challenging driving conditions and trip cancellations to our property. During the second quarter of 2023, lingering snowfall near Lake Tahoe delayed the return of seasonal residents to Incline Village, which also adversely affected Grand Lodge’s results.

Non-casino revenue improved by $0.4 million during 2023, primarily due to an increase in food and beverage revenues of the same amount, while hotel revenue remained relatively flat during the year.

Adjusted Segment EBITDA decreased by $1.8 million to $2.4 million in 2023 from $4.2 million in the prior year. The segment’s profitability was adversely affected by disruptions from the construction of Chamonix described above, including additional operating expenses related to the operation of our new valet and parking shuttle service. Bronco Billy’s also maintained much of its payroll, despite reduced activity levels, in anticipation of the larger workforce required to open and operate Chamonix. As mentioned, there was also adverse weather at Grand Lodge during the first half of 2023.

In addition to construction disruption due to our neighboring Chamonix project, we are currently undergoing a modest refurbishment of a portion of Bronco Billy’s, which began in May 2022. While Bronco Billy’s casino refurbishment was completed in December 2022, the restaurant refurbishment will continue to impact the property until its anticipated completion in the second half of 2024. With Chamonix now open, Bronco Billy’s is benefiting from its integration with Chamonix, including its new parking garage and approximately 300 on-site guestrooms.

Contracted Sports Wagering

The Contracted Sports Wagering segment consists of our on-site and online sports wagering skins in Colorado, Indiana and Illinois.

For 2023, this segment’s revenues grew 78.1%, from $7.2 million in 2022 to $12.8 million in 2023, and Adjusted Segment EBITDA rose 63.6%, from $7.1 million to $11.7 million. These results reflect the launch of our permitted Illinois sports skin in August 2023. Under the Illinois sports wagering agreement, we receive a percentage of revenues (as defined), subject to an annualized minimum of $5 million, with minimal expected expenses. Additionally, we receive a percentage of on-site sports revenue, as defined. Such agreement contributed $2.2 million each in revenues and Adjusted Segment EBITDA during 2023.

Additionally, these results reflect the acceleration of revenues from the termination of two contracted sports wagering agreements in September 2023, which contributed $5.8 million in revenues and Adjusted Segment EBITDA for 2023, as well as a provision for credit losses on sports wagering receivables of $1.0 million, which adversely affected Adjusted Segment EBITDA for 2023. For the prior year, we recognized accelerated revenues of $1.6 million in 2022, when one of our contracted parties ended its online and retail operations in May 2022 in Indiana and Colorado. We replaced one of these terminated contracts in December 2022, when we entered into a new sports wagering agreement in Colorado, which began contributing to our results in March 2023.

We currently have two idle sports skins in Indiana and one idle sports skin in Colorado. We continue to evaluate whether to operate our idle skins ourselves or to have other third parties operate them. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

Corporate

Corporate expenses declined by 18.7% (or $1.0 million), as an increase in third-party professional services was more than offset by a decrease in accrued bonus compensation. For the years ended 2023 and 2022, corporate expenses were $4.5 million and $5.6 million, respectively.

Non-GAAP Financial Measure

“Adjusted EBITDA” is earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, certain impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, and non-cash share-based compensation expense. Adjusted EBITDA information is presented solely as supplemental disclosure to measures reported in accordance with generally accepted accounting principles in the United States of America (“GAAP”) because management believes this measure is (i) a widely used measure of operating performance in the gaming and hospitality industries and (ii) a principal basis for valuation of gaming and hospitality companies. In addition, a version of Adjusted EBITDA (known as Consolidated Cash Flow) is utilized in the covenants within our credit facility, although not necessarily defined in the same way as above. Adjusted EBITDA is not, however, a measure of financial performance or liquidity under GAAP. Accordingly, this measure should be considered supplemental and not a substitute for net income (loss) or cash flows as an indicator of our operating performance or liquidity.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

(In thousands)	Year Ended
	December 31,
	2023	2022
Net loss	$(24,904)	$(14,804)
Income tax expense (benefit)	1,149	(31)
Interest expense, net	22,977	22,988
Loss on modification of debt	—	4,530
Gain on settlements	(384)	—
Operating (loss) income	(1,162)	12,683
Project development costs, net	53	228
Preopening costs	15,685	9,558
Depreciation and amortization	31,092	7,930
Loss on disposal of assets	7	42
Stock-based compensation	2,882	1,693
Adjusted EBITDA	$48,557	$32,134

The following tables present reconciliations of operating income (loss) to Adjusted Segment EBITDA and Adjusted EBITDA:

Year Ended December 31, 2023
(In thousands)
							Adjusted
							Segment
	Operating	Depreciation	Loss on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$428	$28,593	$7	$—	$10,000	$—	$39,028
West	(5,654)	2,377	—	—	5,685	—	2,408
Contracted Sports Wagering	11,663	—	—	—	—	—	11,663
	6,437	30,970	7	—	15,685	—	53,099
Other operations
Corporate	(7,599)	122	—	53	—	2,882	(4,542)
	$(1,162)	$31,092	$7	$53	$15,685	$2,882	$48,557

Year Ended December 31, 2022
(In thousands)
			Loss /				Adjusted
			(gain)				Segment
	Operating	Depreciation	on	Project		Stock-	EBITDA and
	Income	and	Disposal	Development	Preopening	Based	Adjusted
	(Loss)	Amortization	of Assets	Costs	Costs	Compensation	EBITDA
Reporting segments
Midwest & South	$13,053	$5,150	$47	$—	$8,126	$—	$26,376
West	394	2,399	(5)	—	1,432	—	4,220
Contracted Sports Wagering	7,127	—	—	—	—	—	7,127
	20,574	7,549	42	—	9,558	—	37,723
Other operations
Corporate	(7,891)	381	—	228	—	1,693	(5,589)
	$12,683	$7,930	$42	$228	$9,558	$1,693	$32,134

Operating expenses deducted to arrive at operating income (loss) in the above tables include facility rents related to: (i) Midwest & South of $5.0 million in 2023 and $2.0 million in 2022, and (ii) West of $1.9 million in 2023 and $1.8 million in 2022. During 2023, $0.8 million of qualifying rent in our West segment was reclassified to preopening costs for our Chamonix construction project, while such amount in 2022 was $0.9 million. Finance lease payments of $0.7 million in both 2023 and 2022 related to Rising Star’s smaller hotel within the Indiana segment are not deducted, as such payments are accounted for as interest expense and amortization of debt related to the finance obligation.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2023, we had $73.8 million of cash and equivalents, including $37.6 million of restricted cash dedicated to the construction of Chamonix. We estimate that between $10 million and $15 million of cash is used in our day-to-day operations, including on-site cash in our slot machines, change and redemption kiosks, and cages. We believe that current cash balances, together with the available borrowing capacity under our revolving credit facility and cash flows from operating activities across our seven properties, will be sufficient to meet our liquidity and capital resource needs for the next 12 months of operations.

Cash flows – operating activities. On a consolidated basis, cash provided by operations during 2023 was $22.3 million, compared to $4.4 million in 2022. Trends in our operating cash flows tend to follow trends in operating income, excluding non-cash charges, but are also affected by changes in working capital. Our operating cash flows increased in 2023 primarily due to the opening of American Place in February 2023.

Cash flows – investing activities. On a consolidated basis, cash used in investing activities during 2023 was $198.8 million, which includes a gaming license payment of $50.3 million required to open American Place, as well as capital expenditures for Chamonix and American Place. In 2022, such amount was $172.1 million, which primarily related to capital expenditures for Chamonix and American Place.

Cash flows – financing activities. On a consolidated basis, cash provided by financing activities during 2023 was $59.0 million, while cash provided by financing activities during 2022 was $93.6 million. During 2023, net borrowings from the Credit Facility totaled $27.0 million, and we received $40.0 million of gross proceeds from the issuance of our Additional Notes to open American Place. In February 2022, we received $102.0 million of gross proceeds from the issuance of additional senior secured notes to develop American Place.

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

Long-Term Debt. At December 31, 2023, we had $450.0 million of principal indebtedness outstanding under the Notes, and $27.0 million outstanding under the Credit Facility. We also owe $2.2 million related to our finance lease of a hotel at Rising Star. With the exception of our Credit Facility, all of our debt is at fixed interest rates.

See Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for details on our debt obligations.

Hyatt Option to Purchase our Leasehold Interest and Related Assets. Our lease with Hyatt to operate the Grand Lodge Casino currently has an option for Hyatt to purchase our leasehold interest and related casino operating assets. The lease, which has been extended several times in the past, currently expires on  December 31, 2024. See Note 7 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for further information about this option and related rental commitments that could affect our liquidity and capital resources.

Capital Investments. In addition to normal maintenance capital expenditures, we expect to make significant capital investments related to the construction of Chamonix and American Place.

Chamonix ⸺ As discussed in “Operating Properties — Bronco Billy’s Casino and Hotel / Chamonix Casino Hotel” under Part I, Item 1. “Business,” we began the phased opening of Chamonix on December 27, 2023. To fund Chamonix’s construction, we issued our 2028 Notes and placed a portion of such proceeds into a restricted cash account dedicated to Chamonix’s construction (see Note 6 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data”). As of December 31, 2023, the balance of such restricted cash account was approximately $37.6 million. We expect to invest all of such amount in 2024, with the expected March 2024 completion of Chamonix’s high-end steakhouse and the expected mid-2024 completion of its spa and rooftop pool.

American Place ⸺ As discussed in “Operating Properties — American Place” under Part I, Item 1. “Business,” we were selected by the IGB to develop and operate American Place in Waukegan, Illinois. While the larger permanent facility is under development, we are operating the temporary American Place facility, which opened in February 2023. As previously noted, we have been approved to operate the temporary American Place facility until August 2027, thus delaying any expected meaningful capital expenditures until 2026 or 2027 for the permanent American Place facility. During 2024, we currently expect to invest modest additional amounts into the temporary American Place facility, primarily related to the February 2024 completion of the property’s high-end restaurant and, potentially, modest additional amounts related to construction planning for the permanent American Place facility. While we expect to internally generate a large percentage of the needed funds to complete American Place, we will likely need some additional financing, as well. As detailed within Part I, Item 1A. “Risk Factors”, lawsuits filed by an unsuccessful bidder for the Waukegan gaming license – and against parties unrelated to us – may impact our ability to arrange such financing and, therefore, delay the start of meaningful construction.

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

We test our goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter or when a triggering event occurs. For our 2023 annual impairment test, we performed selective qualitative and quantitative analyses for our goodwill and indefinite-lived intangibles and concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. For 2022, we utilized the option to perform a qualitative analysis for our goodwill and indefinite-lived intangibles and similarly concluded it was more likely than not that the fair values of such intangibles exceeded their carrying values. Any impairment charges incurred are not reversed if a subsequent evaluation concludes a higher valuation than the carrying value. For further discussion of goodwill and other intangible assets, see Note 2 and Note 4 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Fixed Asset Capitalization and Depreciation Policies

We define fixed assets as certain property and equipment with economic useful lives that extend beyond a year. Such fixed assets are stated at cost. For a significant amount of our property and equipment, cost was determined at the acquisition date based on estimated fair values. We acquired Bronco Billy’s in May 2016, Silver Slipper in October 2012, Rising Star in April 2011 and Stockman’s in January 2007. Project development costs, which are amounts expended on the pursuit of new business opportunities, acquisition-related costs, as well as other business development activities in the ordinary course of business, are expensed as incurred. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are also expensed as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. For our constructed assets, we capitalize direct costs of the project, including fees paid to architects and contractors and property taxes. Salaries are capitalized only for employees working directly on the project. In addition, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is typically capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest starts when construction activities begin and ceases when construction is substantially complete or development activity is suspended for more than a brief period.

We must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is sometimes a matter of judgment. When constructing or purchasing assets, we must determine whether existing assets are being replaced or otherwise impaired, which also may be a matter of judgment. In addition, our depreciation expense is highly dependent on the assumptions we make about our assets’ estimated useful lives. We determine the estimated useful lives based on our experience with similar assets, engineering studies, and our estimate of the usage of the asset. Whenever events or circumstances occur, which would change the estimated useful life of an asset, we account for the change prospectively. The depreciation expense for tax purposes follows different rules than under GAAP and can sometimes result in a significantly different depreciation schedule.

Income Taxes

We are subject to federal and state taxes in the United States. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net DTAs. Such valuation allowance was $24.0 million for 2023 and $15.2 million for 2022. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations, and administrative practices may be subject to change due to economic or political conditions, including fundamental changes to the applicable tax laws.

Our income tax returns are subject to examination by the IRS and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. We assess our tax positions using a two-step process. A tax position is recognized if it meets a more-likely-than-not threshold. It is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. For further discussion of income taxes, see Note 8 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data.”

Recently Issued Accounting Pronouncements Not Yet Adopted

See Note 2 to the consolidated financial statements set forth in Part II, Item 8. “Financial Statements and Supplementary Data” for a discussion of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company during the year ended December 31, 2023, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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

March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Full House Resorts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Full House Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill ─ Refer to Notes 2 and 4 of the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment annually or more frequently if indicators of impairment exist, by comparing the fair value of the respective reporting units to their carrying value.

The Company determines the fair value of its reporting units in consideration of the income-based and market-based approaches. The key inputs in determining the fair value of a reporting unit include expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the "forecasts”), the selection of the discount rate, and valuation multiples.

The determination of the Company’s Bronco Billy’s Casino and Hotel reporting unit fair value requires management to make significant assumptions and estimates around forecasts and the selection of discount rates and valuation multiples. Therefore, our audit procedures to evaluate the reasonableness of management’s forecasts required a higher degree of auditor judgment, increased level of audit effort, and use of more experienced audit professionals, as well as the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s forecasts, discount rates and valuation multiples used by management to determine the fair value of the Company’s Bronco Billy’s Casino and Hotel reporting unit included the following, among others:

●	We tested the effectiveness of controls over determining the fair value of the Company’s Bronco Billy’s Casino and Hotel reporting unit, including controls over the forecasts, discount rates, and valuation multiples.
●	We evaluated the reasonableness of the assumptions and estimates included in management’s forecasts by:
o	Comparing forecasts to information included in the Company’s communications to the Board of Directors, industry reports, and analyst reports for the Company and certain of its peer companies.
o	Comparing the forecasts to historical financial results.
o	Evaluating the impact of changes in the regulatory environment on management’s projections.
o	Conducting inquiries with management.
o	Assessing the reasonableness of strategic plans incorporated by management into the projections.
o	Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.
●	With the assistance of our valuation specialists, we evaluated the discount rate and valuation multiples selected by management by:
o	Testing the inputs underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the discount rate selected by management.
o	Testing the source information underlying the determination of the valuation multiples.
o	Developing a range of independent estimates and comparing those to valuation multiples selected by management.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 15, 2024

We have served as the Company’s auditor since 2019.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2023	2022
Revenues
Casino	$176,933	$113,876
Food and beverage	33,980	26,494
Hotel	9,428	9,282
Other operations, including contracted sports wagering	20,719	13,629
	241,060	163,281
Operating costs and expenses
Casino	68,061	39,788
Food and beverage	33,240	26,372
Hotel	4,840	4,806
Other operations	3,498	2,168
Selling, general and administrative	85,746	59,706
Project development costs, net	53	228
Preopening costs	15,685	9,558
Depreciation and amortization	31,092	7,930
Loss on disposal of assets	7	42
	242,222	150,598
Operating (loss) income	(1,162)	12,683
Other (expense) income
Interest expense, net	(22,977)	(22,988)
Loss on modification of debt	—	(4,530)
Gain on settlements	384	—
	(22,593)	(27,518)
Loss before income taxes	(23,755)	(14,835)
Income tax expense (benefit)	1,149	(31)
Net loss	$(24,904)	$(14,804)

Basic loss per share	$(0.72)	$(0.43)
Diluted loss per share	$(0.72)	$(0.43)

Basic weighted average number of common shares outstanding	34,519,993	34,354,847
Diluted weighted average number of common shares outstanding	34,519,993	34,354,847

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and equivalents	$36,155	$56,589
Restricted cash	37,639	134,587
Accounts receivable, net of provision for credit losses of $1,189 and $249	5,332	4,082
Inventories	1,839	1,479
Prepaid expenses and other	3,674	6,184
	84,639	202,921

Property and equipment, net	457,907	339,057
Operating lease right-of-use assets, net	44,704	15,771
Finance lease right-of-use assets, net	2,318	3,808
Goodwill	21,286	21,286
Other intangible assets, net	76,271	10,869
Deposits and other	1,332	1,617
	$688,457	$595,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,794	$4,602
Income taxes payable	489	—
Construction payable	20,667	30,279
Accrued payroll and related	4,097	3,784
Accrued interest	14,248	12,966
Other accrued expenses and current liabilities	19,779	9,964
Current portion of operating lease obligations	4,784	2,485
Current portion of finance lease obligations	1,694	1,581
	78,552	65,661

Operating lease obligations, net of current portion	40,248	13,418
Finance lease obligations, net of current portion	2,705	4,727
Other long-term liabilities, net of current portion	16,075	—
Long-term debt, net	465,153	401,852
Deferred income taxes, net	1,684	1,024
Contract liabilities, net of current portion	6,192	8,856
	610,609	495,538
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,302,549 and 35,302,549 shares issued and 34,590,150 and 34,407,654 shares outstanding	4	4
Additional paid-in capital	113,329	110,590
Treasury stock, 712,399 and 894,895 common shares	(869)	(1,091)
Accumulated deficit	(34,616)	(9,712)
	77,848	99,791
	$688,457	$595,329

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Retained
			Additional			Earnings	Total
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Stockholders’
	Shares	Dollars	Capital	Shares	Dollars	Deficit)	Equity
Balances, January 1, 2022	35,302	$4	$108,911	1,060	$(1,292)	$5,092	$112,715
Net loss	—	—	—	—	—	(14,804)	(14,804)
Issuance of stock on options exercised and restricted stocks vested	—	—	(14)	(165)	201	—	187
Stock-based compensation	—	—	1,693	—	—	—	1,693
Balances, December 31, 2022	35,302	4	110,590	895	(1,091)	(9,712)	99,791
Net loss	—	—	—	—	—	(24,904)	(24,904)
Issuance of stock on options exercised and restricted stocks vested	—	—	(143)	(183)	222	—	79
Stock-based compensation	—	—	2,882	—	—	—	2,882
Balances, December 31, 2023	35,302	$4	$113,329	712	$(869)	$(34,616)	$77,848

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,904)	$(14,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,092	7,930
Amortization of debt issuance costs, discounts and premiums	2,793	1,649
Non-cash change in ROU operating lease assets	3,586	3,397
Stock-based compensation	2,882	1,693
Loss on disposal of assets	7	42
Provision for credit losses	940	(8)
Gain on settlements	(384)	—
Loss on modification of debt	—	4,530
Other operating activities	506	319
Deferred income taxes	660	(31)
Increases and decreases in operating assets and liabilities:
Accounts receivable	(2,190)	619
Prepaid expenses, inventories and other	2,150	(2,277)
Operating lease right-of-use assets	—	(386)
Income taxes payable	489	—
Operating lease liabilities	(3,390)	(3,509)
Contract liabilities	1,889	3,970
Accounts payable and other liabilities	6,219	1,243
Net cash provided by operating activities	22,345	4,377
Cash flows from investing activities:
Capital expenditures	(148,585)	(170,939)
Proceeds from insurance settlement related to property damage	355	—
Acquisition of intangible assets	(50,528)	—
Other	—	(1,175)
Net cash used in investing activities	(198,758)	(172,114)
Cash flows from financing activities:
Proceeds from Senior Secured Notes due 2028 borrowings	40,000	100,000
Proceeds from premium on Senior Secured Notes due 2028 borrowings	—	2,000
Payment of debt discount and issuance costs	(6,493)	(7,945)
Borrowings under revolving credit facility	42,950	—
Repayment of revolving credit facility borrowings	(15,950)	—
Repayment of finance lease obligations	(1,477)	(514)
Proceeds from exercise of stock options	79	187
Other	(78)	(108)
Net cash provided by financing activities	59,031	93,620

Net decrease in cash, cash equivalents and restricted cash	(117,382)	(74,117)
Cash, cash equivalents and restricted cash, beginning of period	191,176	265,293
Cash, cash equivalents and restricted cash, end of period	$73,794	$191,176

The accompanying notes are an integral part of these consolidated financial statements.

FULL HOUSE RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Year Ended
	December 31,
	2023	2022
Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized	$22,463	$19,589

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Accounts and construction payables related to property and equipment	$22,507	$30,995
Note payable incurred for asset acquisition	1,500	—
Accrued liability related to asset acquisition	14,905	—
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	30,178	1,121
Financing leases	—	3,498
Right-of-use asset and liability remeasurements:
Operating leases	2,341	1,846
Financing leases	(150)	—

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

The Company currently operates seven casinos: six on real estate that we own or lease and one located within a hotel owned by a third party. In December 2023, we began the phased opening of our newest property, Chamonix Casino Hotel (“Chamonix”), located adjacent to our existing Bronco Billy’s Casino and Hotel in Cripple Creek, Colorado. We are currently designing our permanent American Place casino destination, which will be built adjacent to a temporary facility that we opened in February 2023. We are currently permitted to operate the temporary American Place facility until August 2027. Additionally, we benefit from seven permitted sports wagering “skins” – three in Colorado, three in Indiana, and one in Illinois. Other companies currently operate the active online sports wagering websites under their brands, paying us a percentage of revenues, as defined, subject to annual minimum amounts. Regarding our remaining idle skins, we continue to evaluate whether to operate our remaining idle skins ourselves or to have other third parties operate them. However, there is no certainty that we will be able to enter into agreements with replacement operators or successfully operate the skins ourselves.

Starting in the first quarter of 2023, the Company updated its reportable segments to Midwest & South, West, and Contracted Sports Wagering. This change reflects a realignment within the Company as a result of our continued growth. See Note 11 for additional information about the Company’s segments, which are based primarily on geographic regions within the United States and type of income.

The following table presents selected information concerning our casino resort properties as of December 31, 2023:

Segments and Properties	Locations
Midwest & South
American Place*	Waukegan, IL (northern suburb of Chicago)
Silver Slipper Casino and Hotel	Hancock County, MS (near New Orleans)
Rising Star Casino Resort	Rising Sun, IN (near Cincinnati)
West
Bronco Billy’s Casino and Chamonix Casino Hotel*	Cripple Creek, CO (near Colorado Springs)
Grand Lodge Casino (leased and part of the Hyatt Regency Lake Tahoe Resort, Spa and Casino)	Incline Village, NV (North Shore of Lake Tahoe)
Stockman’s Casino	Fallon, NV (one hour east of Reno)
Contracted Sports Wagering
Three sports wagering websites (“skins”), one of which is currently idle	Colorado
Three sports wagering websites (“skins”), two of which are currently idle	Indiana
One sports wagering website (“skin”), commenced in August 2023	Illinois

__________

*	The temporary American Place facility and Chamonix opened on February 17 and December 27, 2023, respectively.

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

Restricted cash balances consist of funds placed into a construction reserve account to fund the completion of the Chamonix construction project, in accordance with the Company’s debt covenants. Chamonix began its phased opening on December 27, 2023 and is expected to be fully complete in mid-2024.

Accounts Receivable and Credit Risk. Accounts receivable consist primarily of casino, hotel, certain sports wagering contracts that pay us in arrears, and other receivables. Accounts receivable are typically non-interest bearing, recorded initially at cost, and are carried net of an appropriate reserve to approximate fair value. Loss reserves are estimated based on specific review of customer accounts including the customers’ willingness and ability to pay and nature of collateral, if any, as well as historical collection experience and current and expected economic and business conditions. Accounts are written off when management deems the account to be uncollectible and recoveries of accounts previously written off are recorded when received.

(In thousands)	December 31,
	2023	2022
Casino	$343	$333
Hotel	1	52
Trade Accounts	3,479	1,114
Other Operations, excluding Contracted Sports Wagering	185	175
Contracted Sports Wagering	1,932	1,658
Other	581	999
	6,521	4,331
Less: Provision for credit losses	(1,189)	(249)
	$5,332	$4,082

The following table shows the movement in the provision for credit losses recognized for accounts receivable that occurred during the period:

(In thousands)	December 31,
	2023	2022
Balance at January 1	$249	$257
Current period provision for credit losses	940	(8)
Balance at December 31	$1,189	$249

At December 31, 2023, estimated loss reserves include $1.0 million in connection with two online sports wagering agreements, which remain active in Colorado and Indiana as of this report date. Management continues to monitor economic conditions and forecasts in its evaluation of the adequacy of the recorded reserves and believes that, as of December 31, 2023, no significant concentrations of credit risk existed for which a reserve had not already been recorded.

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

Depreciation and amortization is provided over the following estimated useful lives:

Estimated
Class of Assets	Useful Lives
Land improvements	10 to 18 years
Buildings and improvements	3 to 44 years
Furniture, fixtures and equipment	2 to 10 years

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

Goodwill and Indefinite-lived Intangible Assets. Goodwill represents the excess of the purchase price of Bronco Billy’s Casino and Hotel, Silver Slipper Casino and Hotel, and Stockman’s Casino over the estimated fair value of their net tangible and other intangible assets on the acquisition date, net of subsequent impairment charges, if any. The Company’s other indefinite-lived intangible assets primarily include certain license rights to conduct gaming in certain jurisdictions and trade names. Goodwill and other indefinite-lived intangible assets are not amortized, but are periodically tested for impairment. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Tests of goodwill and indefinite-lived intangible assets start with a qualitative assessment to determine whether it is necessary to perform a quantitative test. Items that are considered in the qualitative assessment include, but are not limited to, the following: macroeconomic conditions, industry and market conditions and overall financial performance. If the results of the qualitative assessment indicate it is more likely than not that a reporting unit’s carrying value exceeds its fair value, or if the Company elects to bypass the qualitative assessment, a quantitative test is performed.

If quantitative tests are performed, the Company estimates the fair value of the reporting unit and asset group using both income and market-based approaches. The evaluation of goodwill and other indefinite-lived intangible assets requires the use of estimates about future operating results, valuation multiples and discount rates to determine the estimated fair value. Changes in the assumptions can materially affect these estimates. Thus, to the extent that gaming volumes deteriorate in the near future, discount rates increase significantly, or reporting units do not meet projected performance, the Company could have impairments to record in the future and such impairments could be material. These tests for impairment are performed annually during the fourth quarter or when a triggering event occurs.

Finite-lived Intangible Assets. The Company’s finite-lived intangible assets primarily include land lease acquisition costs and water rights. Finite-lived intangible assets are amortized over the shorter of their contractual or economic lives. The Company periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization and the possible need for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, then the Company would recognize an impairment loss.

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

Many of the Company’s customers choose to earn points under its customer loyalty programs. The Company’s properties have separate customer loyalty programs: the Slipper Rewards Club, the Bronco Billy’s / Chamonix Casino’s Mile High Rewards Club, the Rising Star VIP Club, the Grand Lodge Players Advantage Club®, the Stockman’s Winner’s Club, and American Place’s Legacy Rewards. As points are accrued, the Company defers a portion of its gaming revenue based on the estimated standalone value of loyalty points being earned by the customer. The standalone value of loyalty points is derived from the retail value of food, beverages, hotel rooms, and other goods or services for which such points may be redeemed. A liability related to these customer loyalty points is recorded, net of estimated breakage and other factors, until the customer redeems these points under such loyalty programs for various benefits, such as “free casino play,” complimentary dining, or hotel stays, among others, depending on each property’s specific offers. Upon redemption, the related revenue is recognized at retail value within the department providing the goods or services. Unredeemed points are forfeited if the customer becomes and remains inactive for a specified period of time. Liabilities based on the standalone retail value of such benefits was $0.8 million at December 31, 2023 and $0.7 million at December 31, 2022, and these amounts are included in “other accrued expenses and current liabilities” on the consolidated balance sheets.

Deferred Revenues: Market Access Fees from Sports Wagering Agreements. The Company entered into several agreements with various unaffiliated companies allowing for online sports wagering within Indiana, Colorado and Illinois, as well as on-site sports wagering at American Place (the “Sports Agreements”). As part of these long-term Sports Agreements, the Company received one-time “market access” fees, which are recorded as long-term liabilities and then recognized as revenue ratably over the initial contract terms (or as accelerated due to early termination), beginning with the earlier of operations commencement or contractual commencement. During 2023, one of the Company’s contracted parties ceased online operations in Indiana and Colorado. Accordingly, this accelerated the revenue recognition of $1.5 million in related market access fees, which was recognized in the third quarter of 2023, and resulted in one available skin in each of Indiana and Colorado.

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

Colorado. The Company’s three Sports Agreements commenced operations in June 2020, December 2020 and April 2021. Two of these Sports Agreements ceased operations, one in May 2022 and the second in September 2023. In December 2022, the Company signed a Sports Agreement with a new third party for one of its available skins. The upfront fee was deferred upon signing. In March 2023, when the Sports Agreement began its contractual term, we began amortization of the upfront fee over the 10-year term of the agreement. Under the Company’s two current Sports Agreements in Colorado, we receive a percentage of revenues (as defined), subject to annualized minimums totaling $2.0 million. For its idle skin, the Company could operate the skin itself or utilize a replacement operator. There is no certainty that the Company will be able to enter into an agreement with a replacement operator or successfully operate the skin itself.

Illinois. In May 2022, the Company signed a Sports Agreement for its sole Illinois sports skin and received an upfront fee of $5.0 million, which was deferred. In August 2023, when the Sports Agreement began its contractual term, we began amortization of the upfront fee over the eight-year term of the agreement. The Company will also receive a percentage of revenues (as defined), subject to a minimum of $5.0 million per year.

In addition to the market access fees, deferred revenue includes quarterly and annual prepayments of contracted revenue, as required in four of the Sports Agreements. As of December 31, 2023, $4.9 million of such deferred revenue has been recognized during the year.

Deferred revenues consisted of the following as discussed above:

(In thousands)		December 31,
	Balance Sheet Location	2023	2022
Deferred revenue, current	Other accrued expenses and current liabilities	$6,175	$1,651
Deferred revenue, net of current portion	Contract liabilities, net of current portion	6,192	8,856
		$12,367	$10,507

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

Advertising Costs. Costs for advertising are expensed as incurred, or the first time the advertising takes place, and are included in selling, general and administrative expenses. Total advertising costs were $8.5 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

Project Development and Acquisition Costs. Project development and acquisition costs consist of amounts expended on the pursuit of new business opportunities and acquisitions, as well as other business development activities in the ordinary course of business, which are expensed as incurred. During 2023, a nominal amount was spent to explore the online casino space, as well as to find replacement operators for the Company’s three idle skins. In 2022, these costs were primarily associated with our efforts to successfully compete for the opportunity to develop American Place.

Preopening costs. Preopening costs are related to the preopening phases of new ventures, in accordance with accounting standards regarding start-up activities, and are expensed as incurred. These costs consist of payroll, advertising, outside services, organizational costs and other expenses directly related to both the Chamonix and American Place developments.

Stock-based Compensation. The Company has various stock-based compensation programs, which provide for equity awards including stock options, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Stock-based compensation costs are measured at the grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model for stock options, and based on the closing share price of the Company’s stock on the grant date for RSUs and PSUs. These costs are recognized as an expense on a straight-line basis over the recipient’s requisite service period (the vesting period of the award), net of forfeitures and cancellations, which are recognized as they occur, and are included within selling, general and administrative expense on the consolidated statements of operations.

Estimated compensation costs for PSUs, in particular, reflect meeting certain growth-rate targets for the applicable year-to-date period and are subject to partial or full reversals if not completely met at year-end.

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

Our income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities. Positions taken in tax returns are sometimes subject to uncertainty in the tax laws and may not ultimately be accepted by the IRS or other tax authorities. We assess our tax positions using a two-step process. A tax position is recognized if it meets a more-likely-than-not threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Additionally, we recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

(In thousands)	Year Ended
	December 31,
	2023	2022
Numerator:
Net loss ─ basic	$(24,904)	$(14,804)
Net loss ─ diluted	$(24,904)	$(14,804)

Denominator:
Weighted-average common shares ─ basic	34,520	34,355
Potential dilution from share-based awards	—	—
Weighted-average common and common share equivalents ─ diluted	34,520	34,355
Anti-dilutive share-based awards excluded from the calculation of diluted loss per share	4,015	3,710

Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments. The Financial Accounting Standards Board (“FASB”) issued ASC 326 “Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (CECL) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASC 326 on January 1, 2023, which did not have a material impact on its financial statements or accounting policies. The Company now utilizes a forward-looking current expected credit loss model for accounts receivable. As of December 31, 2023, the Company recorded a provision in 2023 for credit losses of approximately $1.0 million, attributable mostly to two of its online sports wagering agreements.

ASU 2023-09, Income Taxes, Topic 740, Improvements to Income Tax Disclosures (“Update 2023-09”)

In December 2023, the FASB issued Update 2023-09 to improve income tax disclosure requirements, primarily related to rate reconciliations and income taxes paid. Update 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-09 to the consolidated financial statements.

ASU 2023-07, Segment Reporting, Topic 280, Improvements to Reportable Segment Disclosures (“Update 2023-07”)

In November 2023, the FASB issued Update 2023-07 to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Update 2023-07 is to be applied retrospectively and is effective for financial statements issued for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of the adoption of Update 2023-07 to the consolidated financial statements.

The Company believes that there are no other recently-issued accounting standards not yet effective that are currently likely to have a material impact on its financial statements.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In thousands)	December 31,
	2023	2022
Land and improvements	$37,601	$26,477
Buildings and improvements	256,722	120,732
Furniture and equipment	88,522	51,336
Construction in progress	188,841	227,006
	571,686	425,551
Less: Accumulated depreciation	(113,779)	(86,494)
	$457,907	$339,057

Property and equipment included assets under finance leases related to our hotel at Rising Star Casino Resort (see Note 7) are as follows:

(In thousands)	December 31,
	2023	2022
Leased land and improvements	$215	$215
Leased buildings and improvements	5,787	5,787
Leased furniture and equipment(1)	1,133	1,724
	7,135	7,726
Less: Accumulated amortization(1)	(2,726)	(3,160)
	$4,409	$4,566

__________

(1)	Amounts shown for December 31, 2023 are after the effects of $0.6 million in disposals made in the third quarter.

4. GOODWILL AND OTHER INTANGIBLES

Goodwill:

The following table sets forth changes in the carrying value of goodwill by segment:

(In thousands)			Contracted
			Sports
	Midwest & South	West	Wagering	Total Goodwill, Net
Balance, January 1, 2022	$14,671	$6,615	$—	$21,286
Account activity	—	—	—	—
Balance, December 31, 2022	14,671	6,615	—	21,286
Account activity	—	—	—	—
Balance, December 31, 2023	$14,671	$6,615	$—	$21,286

Other Intangible Assets:

The following tables set forth changes in the carrying value of intangible assets other than goodwill:

(In thousands)	December 31, 2023
	Weighted	Gross			Other
	Useful Life	Carrying		Accumulated	Intangible
	(Years)	Value	Additions	Amortization	Assets, Net
Land Lease and Water Rights	34.3	$1,420	$—	$(346)	$1,074
Development Agreement	5.0	—	275	—	275
Gaming Licenses	Indefinite	7,843	65,155	—	72,998
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	121	3	—	124
		$11,184	$65,433	$(346)	$76,271

(In thousands)	December 31, 2022
	Weighted	Gross			Other
	Useful Life	Carrying		Accumulated	Intangible
	(Years)	Value	Additions	Amortization	Assets, Net
Land Lease and Water Rights	35.3	$1,420	$—	$(315)	$1,105
Gaming Licenses	Indefinite	7,843	—	—	7,843
Trade Names	Indefinite	1,800	—	—	1,800
Trademarks	Indefinite	121	—	—	121
		$11,184	$—	$(315)	$10,869

There were no impairments to goodwill or other intangible assets during 2022 and 2023.

Land Lease Acquisition Costs and Water Rights. Upon its acquisition by the Company in 2012, Silver Slipper recognized intangible assets related to its lease agreement with Cure Land Company, LLC (see Note 7). The lease was valued at $970,000 and represents the excess fair value of the land over the estimated net present value of the land lease payments, and the water rights value of $450,000 represents the fair value of the water rights based upon market rates in Hancock County, Mississippi.

Development Agreement. Chamonix recognized an intangible asset related to its payment of $275,000 in 2023 under an agreement with a third party to design, develop, construct, and operate its high-end steakhouse under certain exclusivity provisions. Amortization is expected to begin upon the commencement of operations in the first quarter of 2024 during the initial 5-year term of the contract.

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

During 2023, a gaming license payment of $50.3 million was required to open American Place. At December 31, 2023, an additional $14.9 million was added to the estimated cost of such acquisition, reflecting the contingent component of the one-time gaming license fee in Illinois (see Note 9).

Trade Names. Trade names represents the value of the Bronco Billy’s casino name, which has existed for approximately 32 years and provides brand recognition. The value was estimated using a relief-from-royalty method of the income approach based upon comparable trade name royalty agreements.

Current and Future Amortization. Intangible asset amortization expense was approximately $31,000 each for the years ended December 31, 2023 and 2022.

Future amortization expense for intangible assets is as follows:

(In thousands)

For Years ending December 31,	Amortization Expense
2024	$77
2025	86
2026	86
2027	86
2028	86
Thereafter	928
$1,349

5. ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

(In thousands)	December 31,
	2023	2022
Contract and contract-related liabilities:
Players club points and progressive jackpots	$4,399	$3,010
Outstanding chip liability	527	416
Unpaid wagers and other	338	122
Other gaming-related accruals	505	421
Contract liabilities, current	6,175	1,651
Other accrued liabilities:
Gaming and other taxes	2,737	1,497
Real estate and personal property taxes	3,048	1,745
Professional fees	40	232
Short term portion of note payable for asset acquisition	252	—
Other	1,758	870
	$19,779	$9,964

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

On February 7, 2022, the Company closed a private offering for an additional $100 million of Senior Secured Notes due 2028, which sold at a price of 102.0% of such principal amount. Proceeds from this sale were used: (i) to develop, equip and open the temporary American Place facility, which the Company intends to operate while it designs and constructs its permanent facility, (ii) to pay the transaction fees and expenses of such offer and sale, and (iii) for general corporate purposes. The additional notes from this sale were issued pursuant to the indenture, dated as of February 12, 2021 (the “Original Indenture”), to which the Company issued the $310 million of 2028 Notes described above. In connection with the issuance of the additional notes in February 2022, the Company and the subsidiary guarantors party to the Original Indenture also entered into three Supplemental Indentures with Wilmington Trust, National Association, as trustee.

On February 21, 2023, the Company issued an additional $40.0 million of senior secured notes (the “Additional Notes”), thereby increasing the outstanding borrowing under the 2028 Notes to $450.0 million (collectively, the “Notes”). Related to the issuance of the Additional Notes, the Company further amended the indenture governing the Notes (collectively, the “Amended Indenture”) and amended its revolving credit facility. Proceeds from the offering of the Additional Notes, net of related expenses and discounts, were approximately $34 million and were used: (i) to open American Place, including the payment of related Illinois gaming license fees in March 2023, and (ii) for general corporate purposes. The Additional Notes are essentially identical to the 2028 Notes, as they are treated as a single series of senior secured debt securities with the 2028 Notes and also as a single class for all purposes under the Amended Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

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

The Notes contain representations and warranties, covenants, and restrictions on dividends customary for notes of this type. Mandatory prepayments, in whole or in part, of the Notes will be required upon the occurrence of certain events, including sales of certain assets (unless such net proceeds are reinvested in the business), upon certain changes of control, or should the Company have certain unused funds in the construction disbursement account following the completion of Chamonix (expected in early 2024).

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

The interest rate per annum applicable to loans under the Credit Facility is currently, at the Company’s option, either (i) the Secured Overnight Financing Rate (“SOFR”) plus a margin equal to 3.50% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.50%. Upon the opening of Chamonix (as defined in the agreement), the interest rate per annum applicable to loans under the Credit Facility was reduced to, at the Company’s option, either (i) SOFR plus a margin equal to 3.00% and a Term SOFR adjustment of 0.15%, or (ii) a base rate plus a margin equal to 2.00%. Terms regarding the annual commitment fee, customary letter of credit fees, and repayment date of March 31, 2026, remain unchanged from the original Credit Agreement, dated as of March 31, 2021.

The Credit Facility is equally and ratably secured by the same assets and guarantees securing the Notes. The Company may make prepayments of any amounts outstanding under the Credit Facility (without any reduction of the revolving commitments) in whole or in part at any time without penalty.

The Credit Facility contains a number of negative covenants that, subject to certain exceptions, are substantially similar to the covenants contained in the Notes. The Credit Facility also requires compliance with a financial covenant as of the last day of each fiscal quarter, such that Adjusted EBITDA (as defined) for the trailing 12-month period must equal or exceed the utilized portion of the Credit Facility, if drawn. As of December 31, 2023, Company was in compliance with this financial covenant and $27.0 million of borrowings remain outstanding under the Credit Facility.

Long-term debt consisted of the following:

(In thousands)	December 31,
	2023	2022
Revolving Credit Facility due 2026	$27,000	$—
8.25% Senior Secured Notes due 2028	450,000	410,000
Less: Unamortized debt issuance costs and discounts/premiums, net	(11,847)	(8,148)
	$465,153	$401,852

Fair Value of Long-Term Debt. The estimated fair value of the Notes was approximately $423.0 million for December 31, 2023 and $360.6 million for December 31, 2022, which values were estimated using quoted market prices (Level 1 inputs). The fair value of the Credit Facility approximates its carrying amount, as it is revolving, variable rate debt, and is classified as a Level 2 measurement.

Maturities of Long-Term Debt. As of December 31, 2023, future maturities under the Credit Facility and Notes are as follows:

(In thousands)
	Revolving Credit	Senior Secured
For Years ending December 31,	Facility due 2026	Notes due 2028	Total
2024	$—	$—	$—
2025	—	—	—
2026	27,000	—	27,000
2027	—	—	—
2028	—	450,000	450,000
Thereafter	—	—	—
	$27,000	$450,000	$477,000

The following table summarizes information related to interest expense:

	Year Ended
(In thousands)	December 31,
	2023	2022
Interest expense (excluding bond fee amortization and discounts/premiums)	$39,860	$33,496
Amortization of debt issuance costs and discounts/premiums	2,793	1,649
Capitalized interest	(15,938)	(10,802)
Interest income and other	(3,738)	(1,355)
	$22,977	$22,988

7. LEASES

The Company has no material leases in which it is the lessor. As lessee, the Company has finance leases for a hotel and certain equipment, as well as operating leases for land, casino and office space, equipment, and buildings. The Company’s remaining lease terms, including extensions, range from one month to approximately 98 years as of December 31, 2023. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, but the land leases at Silver Slipper and American Place do include contingent rent, as further discussed below.

Operating Leases

Waukegan Ground Lease through February 2122 and Option to Purchase. In January 2023, the Company’s subsidiary, FHR-Illinois, LLC, entered into a 99-year ground lease (the “Ground Lease”) for approximately 32 acres of land (the ”City-Owned Parcel”) with the City of Waukegan in Illinois (the “City”).  The ground lease commenced concurrently with the opening of American Place on February 17, 2023. The City Owned Parcel and an adjacent 10-acre parcel owned by the Company comprise the location of American Place, including its temporary facility. Annual rent under the Ground Lease is the greater of (i) $3.0 million (the “Annual Guaranteed Minimum Rent”), or (ii) 2.5% of gross gaming revenue (as defined in the lease) generated by American Place. We recognized $2.6 million of rent expense with no contingent rent during 2023.

The Company has the right to purchase the City-Owned Parcel at any time during the term of the Ground Lease for $30 million. If it does so prior to the opening of the permanent American Place facility, then it must continue to pay rent due to the City under the Ground Lease until the permanent casino is open.

Silver Slipper Casino Land Lease through April 2058 and Options to Purchase. In 2004, the Company’s subsidiary, Silver Slipper Casino Venture, LLC, entered into a land lease with Cure Land Company, LLC for approximately 31 acres of marshlands and a seven-acre parcel on which the Silver Slipper Casino and Hotel is situated. Annual minimum rent is $0.9 million throughout the lease term until 2058, plus contingent rents of 3% of gross gaming revenue (as defined in the lease) in excess of $3.65 million per month. We recognized $1.7 million of rent expense, including $0.8 million of contingent rents, during 2023, and $1.8 million of rent expense, including $0.9 million of contingent rents, during 2022.

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

Bronco Billy’s / Chamonix Lease through January 2035 and Option to Purchase. The Company’s subsidiary, FHR-Colorado LLC, leases certain parcels, including a portion of the hotel and casino, under a long-term lease. The lease term includes six renewal options in three-year increments to 2035. The Company exercised its third renewal option to extend the lease term through January 2026, with current annual lease payments of $0.4 million. Annual minimum rent will increase to $0.5 million starting in February 2026 with adjustments on each anniversary thereafter, based on the consumer price index. The lease also contains a $7.6 million purchase option exercisable at any time during the lease term, or as extended, and a right of first refusal on any sale of the property.

The Company’s related ROU asset and liability balances on its balance sheet factor in all renewal terms through January 2035, as the Company is deemed likely to exercise each renewal unless it exercises its purchase buyout right.

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

The current annual rent of $2.0 million is applicable through the remaining lease term. In February 2023, the lease was amended to extend the current term through December 31, 2024 (with no changes to rent). Accordingly, the Company remeasured this lease’s related ROU asset and liability balances on its balance sheet upon the effective date of the amendment. We recognized $1.9 million of rent expense during 2023 and $1.8 million during 2022.

Corporate Office Lease through January 2025. The Company leases 4,479 square feet of office space in Las Vegas, Nevada. Annual rent is approximately $0.2 million and the term of the office lease expires in January 2025.

Finance Lease

Rising Star Casino Hotel Lease through October 2027 and Option to Purchase. The Company’s Indiana subsidiary, Gaming Entertainment (Indiana) LLC, leases a 104-room hotel at Rising Star Casino Resort. At any time during the lease term, the Company has the option to purchase the hotel, and approximately 3.01 acres of land on which it resides, at a price based upon the project’s original cost of $7.7 million (see Note 3), reduced by the cumulative principal finance lease payments made by the Company during the lease term. At December 31, 2023, such net amount was $2.2 million. Upon expiration of the lease term in October 2027, (i) the Landlord has the right to sell the hotel to the Company, and (ii) the Company has the option to purchase the hotel. In either case, the purchase price is $1 plus closing costs.

The components of lease expense are as follows:

(In thousands)		Year Ended
	Classification within	December 31,
Lease Costs	Statement of Operations	2023	2022
Operating leases:
Fixed/base rent	Selling, General and Administrative Expenses	$7,933	$4,833
Short-term payments	Selling, General and Administrative Expenses	22	136
Variable payments	Selling, General and Administrative Expenses	1,213	1,366
Finance leases:
Amortization of leased assets	Depreciation and Amortization	1,496	266
Interest on lease liabilities	Interest Expense, Net	371	138
Total lease costs		$11,035	$6,739

Leases recorded on the balance sheet consist of the following:

(In thousands)
		December 31,
Leases	Balance Sheet Classification	2023	2022
Assets
Operating lease assets	Operating Lease Right-of-Use Assets, Net(1)	$44,704	$15,771
Finance lease assets	Property and Equipment, Net(2)	4,409	4,566
Finance lease assets	Finance Lease Right-of-Use Assets, Net(3)	2,318	3,808
Total lease assets		$51,431	$24,145

Liabilities
Current
Operating	Current Portion of Operating Lease Obligations(1)	$4,784	$2,485
Finance	Current Portion of Finance Lease Obligations	1,694	1,581
Noncurrent
Operating	Operating Lease Obligations, Net of Current Portion(1)	40,248	13,418
Finance	Finance Lease Obligations, Net of Current Portion	2,705	4,727
Total lease liabilities		$49,431	$22,211

__________

(1)	The increases in operating lease assets and operating lease obligations are primarily due to the land lease for a portion of the American Place site.
(2)	Finance lease assets are recorded net of accumulated depreciation of $2.7 million (after the effects of $0.6 million in disposals) and $3.2 million as of December 31, 2023 and 2022, respectively.
(3)	These finance lease assets are recorded separately from Property and Equipment due to meeting qualifying classification criteria under ASC 842, but ownership of such assets is not expected to transfer to the Company upon term expiration. Additionally, amortization of these assets are expensed over the duration of the lease term or the assets’ estimated useful lives, whichever is earlier.

Maturities of lease liabilities are summarized as follows:

(In thousands)
	Operating	Finance
Years Ending December 31,	Leases	Leases
2024	$7,735	$1,957
2025	5,722	1,721
2026	4,864	652
2027	4,515	489
2028	4,515	—
Thereafter	312,066	—
Total future minimum lease payments	339,417	4,819
Less: Amount representing interest	(294,385)	(420)
Present value of lease liabilities	45,032	4,399
Less: Current lease obligations	(4,784)	(1,694)
Long-term lease obligations	$40,248	$2,705

Other information related to lease term and discount rate is as follows:

	December 31,
Lease Term and Discount Rate	2023		2022
Weighted-average remaining lease term
Operating leases	67.9	years	23.2	years
Finance leases	2.8	years	3.7	years
Weighted-average discount rate
Operating leases	10.91%		9.73%
Finance leases	7.46%		7.08%

Supplemental cash flow information related to leases is as follows:

(In thousands)	Year Ended
	December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows for operating leases	$7,737	$4,944
Operating cash flows for finance leases	$371	$138
Financing cash flows for finance leases	$1,477	$514

8. INCOME TAXES

The income tax expense (benefit) attributable to the Company’s loss before income taxes consisted of the following:

(In thousands)	Year Ended December 31,
	2023	2022
Current Taxes
Federal	$—	$—
State	489	—
	489	—
Deferred Taxes
Federal	(5,007)	(4,077)
State	(3,108)	(1,279)
Increase in valuation allowance	8,775	5,325
	660	(31)
	$1,149	$(31)

A reconciliation of the federal income tax statutory rate and the Company’s effective tax rate is as follows:

(In thousands)	Year Ended December 31,
	2023		2022
Tax Rate Reconciliation	Percent	Amount	Percent	Amount
Federal income tax benefit at U.S. statutory rate	21.0%	$(4,988)	21.0%	$(3,115)
State taxes, net of federal benefit	11.0%	(2,621)	8.6%	(1,279)
Change in valuation allowance	(36.9)%	8,775	(35.9)%	5,325
Permanent differences	(0.7)%	168	(0.5)%	77
Credits	0.8%	(191)	0.7%	(110)
Other	—%	6	6.3%	(929)
	(4.8)%	$1,149	0.2%	$(31)

The Company’s deferred tax assets (liabilities) consisted of the following:

(In thousands)	December 31,
	2023	2022
Deferred tax assets:
Deferred compensation	$2,452	$1,673
Intangible assets and amortization	6,071	3,972
Net operating loss carry-forwards	12,158	8,364
Accrued expenses	804	603
Credits	1,152	916
Loan Fees	1,269	1,206
Interest limitation	4,418	1,668
Lease liabilities	12,085	4,718
Deferred revenues	1,781	789
Valuation allowance	(23,966)	(15,191)
Other	354	144
	18,578	8,862
Deferred tax liabilities:
Depreciation of fixed assets	(1,777)	(423)
Amortization of indefinite-lived intangibles	(5,621)	(4,021)
Right-of-use assets	(12,033)	(4,739)
Other	(831)	(703)
	(20,262)	(9,886)
	$(1,684)	$(1,024)

As of December 31, 2023, the Company had federal net operating loss carryforwards totaling $26.0 million and state tax carryforwards of $137.0 million. In general, our federal tax net operating loss carryforwards can be carried forward indefinitely and our state tax carryforwards can be carried forward 20 years. The Company also has general business credits of $1.2 million, which begin to expire in 2035.

In assessing the realizability of its deferred tax assets (“DTAs”), the Company considered whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered all of the available positive and negative evidence when determining the need for a valuation allowance, including, but not limited to, the scheduled reversal of existing deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2023, the Company continues to provide a valuation allowance against its DTAs that cannot be offset by existing deferred tax liabilities. In accordance with ASC 740, this assessment has taken into consideration the jurisdictions in which these DTAs reside. The valuation allowance against DTAs has no effect on the actual taxes paid or owed by the Company. In the future, if it is determined that we meet the more-likely-than-not threshold of utilizing our deferred tax assets as required under ASC 740, we may reverse some or all of our valuation allowance. We will continue to evaluate the need for the valuation allowance during each interim period in 2024. Should net income improve in the future, the valuation allowance could be reversed by the end of 2024, absent any unforeseen impact to our operations.

The Company’s utilization of net operating loss (“NOL”) and the general business tax credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “IRC”), and similar state provisions due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by IRC Sections 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has completed a Section 382 analysis as of the date of this report and determined that it is more likely than not that there have not been any of such greater-than-50% ownership changes within a three-year period during the last five years that would require an analysis of any potential limitation.

Management has made an annual analysis of its federal and state tax returns and concluded that the Company has no recordable liability, as of December 31, 2023 or 2022, for unrecognized tax benefits as a result of uncertain tax positions taken.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally not subject to federal or state examination for periods prior to December 31, 2020. However, as the Company utilizes its NOLs, prior periods can be subject to examination.

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

Contingent Gaming License Fees in Illinois

As required for its gaming licensure at American Place, the Company may be required to make a “Reconciliation Payment” to the State of Illinois. The Reconciliation Payment is calculated three years after the commencement of gaming operations in Illinois in an amount equal to 75% of the adjusted gross receipts for the most lucrative trailing 12-month period of operations, offset by certain licensing fees already paid by the Company in the first quarter of 2023 (the “Position Fee”). The Reconciliation Payment is due in annual installments over a period of six years, beginning in the fourth year of gaming operations.

As of December 31, 2023, management accrued for a long-term obligation, discounted at $14.9 million (with a corresponding increase to the Illinois gaming license valuation), in order to reflect performance of gaming operations at American Place during the year, net of $35.0 million that the Company paid in Position Fees.

Defined Contribution Plan

The Company sponsors a defined contribution plan for all eligible employees providing voluntary contributions by eligible employees and matching contributions made by the Company. Matching contributions made by the Company were $0.3 million for 2023, and $0.2 million for 2022, excluding nominal administrative expenses. For both years, the Company’s employer matching contribution rate was at 50% and up to 4% of eligible compensation.

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

Performance-Based Shares. The Company issued a total of 120,356 performance-based shares to its executives in 2023. The vesting for these performance-based shares is based on the compounded annual growth rate of the Company’s Adjusted EBITDA and Free Cash Flow Per Share, as defined, for the three-year periods ending December 31, 2023, December 31, 2024, and December 31, 2025. For the 2023 period, one-third of such performance-based shares either vested or will vest on the anniversary date of the awards, as both of the Company’s growth-rate targets for such period were achieved. Vesting of the remaining performance-based shares requires satisfaction of similar conditions for the 2024 and 2025 periods.

Restricted Stock Awards. On May 18, 2023, the Company issued to non-executive members of its Board of Directors, as compensation for their annual service, a total of 70,945 restricted shares under the 2015 Plan, with a one-year vesting period.

As of December 31, 2023, the Company had 671,041 stock-based awards authorized by stockholders and available for grant from the 2015 Plan.

Stock Options. The following table summarizes information related to the Company’s common stock options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Stock	Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
Options outstanding at January 1, 2023	3,503,235	$2.80
Granted	350,754	7.40
Exercised	(56,762)	1.40
Canceled/Forfeited	(20,000)	6.88
Expired	(20,000)	3.22
Options outstanding at December 31, 2023	3,757,227	$3.22	4.31	$10,280,758
Options exercisable at December 31, 2023	3,059,868	$2.27	3.31	$10,221,180

Compensation Cost. Compensation expense is as follows for 2022 and 2023:

(In thousands)	Year Ended
	December 31,
Compensation Expense	2023	2022
Stock options	$1,517	$1,150
Restricted and performance-based shares	1,365	543
	$2,882	$1,693

As of December 31, 2023, there was approximately $2.1 million of unrecognized compensation cost related to unvested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.9 years. As of such date, there was also $1.3 million of unrecognized compensation cost related to unvested restricted and performance shares, which is expected to be recognized over a weighted-average period of 1.2 years.

The Company estimates the fair value of each stock option award on the grant date using the Black-Scholes valuation model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimate. Option valuation weighted-average assumptions were as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	69.54%	68.38%
Expected dividend yield	—%	—%
Expected term (in years)	6.00	6.00
Weighted average risk-free rate	3.72%	2.56%

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

Therefore, the weighted-average grant date fair value per share of options granted is as follows for 2022 and 2023:

	Year Ended December 31,
	2023	2022
Weighted average grant date fair value	$4.79	$4.39

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

The Company utilizes Adjusted Segment EBITDA as the measure of segment profitability in assessing performance and allocating resources at the reportable segment level. Adjusted Segment EBITDA is defined as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, certain impairment charges, asset write-offs, recoveries, gain (loss) from asset disposals, project development and acquisition costs, non-cash share-based compensation expense, and corporate-related costs and expenses that are not allocated to each segment.

The following tables present the Company’s segment information:

(In thousands)	Year Ended December 31, 2023
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$145,391	$31,542	$—	$176,933
Food and beverage	30,762	3,218	—	33,980
Hotel	8,792	636	—	9,428
Other operations, including contracted sports wagering	7,413	492	12,814	20,719
	$192,358	$35,888	$12,814	$241,060

Adjusted Segment EBITDA	$39,028	$2,408	$11,663	$53,099
Other operating costs and expenses:
Depreciation and amortization				(31,092)
Corporate expenses				(4,542)
Project development costs				(53)
Preopening costs				(15,685)
Loss on disposal of assets				(7)
Stock-based compensation				(2,882)
Operating loss				(1,162)
Other (expense) income:
Interest expense, net				(22,977)
Gain on settlements				384
				(22,593)
Loss before income taxes				(23,755)
Income tax expense				1,149
Net loss				$(24,904)

(In thousands)	Year Ended December 31, 2022
			Contracted
			Sports
	Midwest & South	West	Wagering	Total
Revenues
Casino	$81,681	$32,195	$—	$113,876
Food and beverage	23,717	2,777	—	26,494
Hotel	8,650	632	—	9,282
Other operations, including contracted sports wagering	5,902	531	7,196	13,629
	$119,950	$36,135	$7,196	$163,281

Adjusted Segment EBITDA	$26,376	$4,220	$7,127	$37,723
Other operating costs and expenses:
Depreciation and amortization				(7,930)
Corporate expenses				(5,589)
Project development costs				(228)
Preopening costs				(9,558)
Loss on disposal of assets				(42)
Stock-based compensation				(1,693)
Operating income				12,683
Other expenses:
Interest expense, net				(22,988)
Loss on modification of debt				(4,530)
				(27,518)
Loss before income taxes				(14,835)
Income tax benefit				(31)
Net loss				$(14,804)

(In thousands)	December 31,
	2023	2022
Total Assets
Midwest & South	$298,072	$194,033
West	372,875	351,069
Contracted Sports Wagering	977	1,658
Corporate and Other	16,533	48,569
	$688,457	$595,329

(In thousands)	December 31,
	2023	2022
Property and Equipment, net
Midwest & South	$152,106	$150,214
West	305,528	188,449
Contracted Sports Wagering	—	—
Corporate and Other	273	394
	$457,907	$339,057

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures — As of December 31, 2023, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm’s report on the effectiveness of our internal control over financial reporting appears herein.

Changes in Internal Control Over Financial Reporting — There have been no changes during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023 (our “Proxy Statement”) and is incorporated herein by this reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial statements of the Company (including related Notes to consolidated financial statements) included herein under Item 8 of Part II hereof are listed below:
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	For the Years Ended December 31, 2023 and 2022:
◦	Consolidated Statements of Operations
◦	Consolidated Statements of Stockholders’ Equity
◦	Consolidated Statements of Cash Flows
●	Notes to Consolidated Financial Statements

(b)	Exhibits
Exhibit Number	Description
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

10.22+

Employment Agreement, dated May 19, 2022, between Full House Resorts, Inc. and Lewis A. Fanger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 1-32583) filed on May 23, 2022).

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

10.29†

Development and Host Community Agreement, dated as of January 18, 2023, by and between the City of Waukegan, Illinois, and FHR-Illinois LLC, as developer (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 16, 2023).

10.30†

Ground Lease, dated as of January 18, 2023, by and between the City of Waukegan, as landlord, and FHR-Illinois LLC, as tenant (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (SEC File No. 1-32583) filed on March 16, 2023).

21.1*	List of Subsidiaries of Full House Resorts, Inc.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm to the Company.
31.1*	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of principal financial officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Full House Resorts, Inc. Executive Officer Clawback Policy
99.1*	Description of Governmental Gaming Regulations.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Inline XBRL File (included in Exhibit 101).

__________

*	Filed herewith.
**	Furnished herewith.
+	Executive compensation plan or arrangement.
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

FULL HOUSE RESORTS, INC.

March 15, 2024	By:	/s/ DANIEL R. LEE
Daniel R. Lee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity	Date

/s/ DANIEL R. LEE	March 15, 2024
Daniel R. Lee, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LEWIS A. FANGER	March 15, 2024
Lewis A. Fanger, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

/s/ KENNETH R. ADAMS	March 15, 2024
Kenneth R. Adams, Director

/s/ CARL G. BRAUNLICH	March 15, 2024
Carl G. Braunlich, Director

/s/ KATHLEEN MARSHALL	March 15, 2024
Kathleen Marshall, Director

/s/ ERIC J. GREEN	March 15, 2024
Eric J. Green, Director

/s/ MICHAEL P. SHAUNNESSY	March 15, 2024
Michael P. Shaunnessy, Director

/s/ MICHAEL A. HARTMEIER	March 15, 2024
Michael A. Hartmeier, Director

/s/ LYNN M. HANDLER	March 15, 2024
Lynn M. Handler, Director